Form 10-Q
period 1997-11-30
FLOTEK INDUSTRIES INC/CN/
filed 1998-01-14
CIK 928054

                                 UNITED STATES
                      SECURITIES AND  EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - Q

             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

             ( )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER  1-13270

                             FLOTEK INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)


          ALBERTA                                        77-0709256
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

7030 EMPIRE CENTRAL DRIVE, HOUSTON, TEXAS                              77040
 (Address of principal executive offices)                           (zip code)


               REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (713) 849-9911

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                    Yes (x)                         No ( )

As of November 30, 1997 the number of shares of common stock outstanding was 43,180,795

                       (Exhibit Index located on page 13)

Part I - Financial Information

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         Expressed in Canadian Dollars
                                  (unaudited)

                                                       November  30,       February 28,
                                                          1997                1997
                                                       ------------        ------------
                               ASSETS
CURRENT ASSETS
   Cash                                                $  1,511,827        $    124,978
   Accounts receivable                                      809,943           1,106,869
   Inventory                                              2,108,622           1,814,291
                                                       ------------        ------------
                                                          4,430,392           3,046,138
CAPITAL ASSETS                                              334,627             416,088
OTHER ASSETS                                                209,520             205,518
                                                       ------------        ------------
                                                       $  4,974,539        $  3,667,744
                                                       ============        ============

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Note payable                                           1,151,463             335,000
   Current portion of long-term debt                        124,512             196,250
   Accounts payable and accrued liabilities                 561,633             949,916
   Due to related party                                          --             274,000
                                                       ------------        ------------
                                                          1,837,608           1,755,166
LONG-TERM DEBT                                               34,805              83,517
SHAREHOLDERS' EQUITY (DEFICIT)
   Share capital                                         23,912,352          21,474,894
   Accumulated deficit                                  (20,810,226)        (19,645,833)
                                                       ------------        ------------
                                                          3,102,126           1,829,061
                                                       ------------        ------------
                                                       $  4,974,539        $  3,667,744
                                                       ============        ============


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICITS

                         Expressed in Canadian Dollars
                                  (unaudited)

                                            Three Months                              Nine Months
                                          Ended November 30,                      Ended November 30,
                                          ------------------                      ------------------
                                       1997                1996                1997                1996
                                    ------------        ------------        ------------        ------------
REVENUE                             $  1,185,728        $  1,209,079        $  3,557,419        $  3,247,339

COSTS AND EXPENSES
   Cost of Sales                         653,916             698,847           1,955,133           1,792,197
   Selling                               490,329             592,410           1,553,846           2,082,381
   General and Administrative            399,061             353,542           1,038,777           1,519,563
   Research and development                   --              37,158               4,293              69,186
   Depreciation and
          Amortization                    30,975              44,532              96,618             146,450
                                    ------------        ------------        ------------        ------------
                                       1,574,281           1,726,489           4,648,667           5,609,777

OPERATING LOSS                          (388,553)           (517,410)         (1,091,248)         (2,362,438)

OTHER INCOME
  (EXPENSE)
   Interest Expense                      (39,544)           (137,835)            (86,619)           (386,998)
   Other, Net                             13,046              12,802              13,474              63,716
                                    ------------        ------------        ------------        ------------
                                         (26,498)           (125,033)            (73,145)           (323,282)
LOSS BEFORE UNUSUAL
  ITEMS                                 (415,051)           (642,443)         (1,164,393)         (2,685,720)
                                    ------------        ------------        ------------        ------------

UNUSUAL ITEMS                                 --                  --                  --            (424,932)
                                    ------------        ------------        ------------        ------------

NET LOSS                                (415,051)           (642,443)         (1,164,393)         (3,110,652)
                                    ============        ============        ============        ============

ACCUMULATED DEFICIT,
  BEGINNING OF PERIOD                (20,395,175)        (18,085,077)        (19,645,833)        (15,616,868)

ACCUMULATED DEFICIT,
  END OF PERIOD                      (20,810,226)        (18,727,520)        (20,810,226)        (18,727,520)
                                    ============        ============        ============        ============
NET LOSS PER COMMON
  SHARE                                    (0.01)              (0.04)              (0.04)              (0.19)
                                    ============        ============        ============        ============

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                  31,565,130          17,298,441          27,684,908          16,476,108
                                    ============        ============        ============        ============



The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Expressed in Canadian Dollars
                                  (unaudited)

                                                                  Nine Months
                                                               Ended November 30,
                                                               ------------------
                                                             1997               1996
                                                          -----------        -----------
Cash flow from operating activities:
   Net Loss                                               $(1,164,393)       $(3,110,652)
Adjustments to reconcile net loss to net cash
   flows from operating activities:
   Depreciation and amortization                               96,618            146,450
   Unusual items                                                   --            424,932
   Change in accounts receivable                              296,926            104,455
   Change in inventory                                       (294,331)          (311,640)
   Change in accounts payable                                  42,675            314,478
                                                          -----------        -----------
Net cash used in operating activities                      (1,022,505)        (2,431,977)

Cash flows from investing activities:
   Purchase of capital assets, net                             (8,970)           (37,603)
   Purchase of other assets                                   (10,189)           (10,826)
                                                          -----------        -----------
Net cash (used in) provided by investing activities           (19,159)           (48,429)

Cash flows from financing activities:
   Issue of share capital, net of costs                     1,732,500          1,765,230
   Proceeds from notes payable                              1,151,463            263,030
   Payment of notes payable                                  (335,000)                --
   Repayment of long-term debt                               (120,450)           (98,415)
                                                          -----------        -----------
Net cash provided by financing activities                   2,428,513          1,929,845

                                                                             -----------
Increase (decrease) in cash                                 1,386,849           (550,561)
Cash and cash equivalents, beginning of year                  124,978            751,710
                                                          -----------        -----------
Cash and cash equivalents, end of period                  $ 1,511,827        $   201,149
                                                          ===========        ===========

Supplementary disclosure of cash flow information:
   Interest paid                                          $    91,843        $    28,780
   Income taxes paid                                               --                 --




The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         Expressed in Canadian Dollars
                                  (unaudited)

Note 1 - General

The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. The results of operations for the nine months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Reclassifications

Certain of the 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3 - Other Assets

Included in Other Assets are patents which are amortized over the life of the patent. Petrovalve received a United States patent on the design of its Petrovalve Plus valve on June 2, 1992 and on the Petrovalve Gas Breaker valve on October 5, 1993. In addition, filings were made in the United States to protect improvements to the core technology. Original filings were also made in Canada, Venezuela, and Mexico.

Note 4 - Notes Payable

On November 4, 1997, the Company closed a private placement of a $1,039,500 convertible loan with 7,000,000 detachable warrants. The loan matures on October 16, 1998 and can be converted into common shares of the Company at $0.15 per share at any time prior to maturity, at the option of the payee. The loan accrues interest at the rate of 10% per annum, and is secured by a senior lien, on certain assets of Flotek and its subsidiaries. Each detachable warrant entitles the holder to purchase one common share at $0.15.

Item 2

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     MD&A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward looking statements. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, and the condition of the capital and equity markets.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto. All references to amounts are expressed in Canadian dollars unless otherwise indicated.

Business Environment

     Flotek Industries Inc. consists of two divisions that provide products and services used in the drilling and production of oil and gas wells. The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about energy prices and the supply and demand for crude oil and natural gas. Petroleum supply and demand, and pricing, in turn, are influenced by numerous factors including, but not limited to the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, and the condition of the capital and equity markets.

     While the Company anticipates continued growth in the worldwide demand for hydrocarbons will result in increased spending by oil and gas companies for the development of the hydrocarbon supply; crude oil and natural gas prices have continued to fluctuate over the last several years. This price volatility creates some market uncertainties despite the overall improvement in oil and gas fundamentals. Historically, crude oil prices, natural gas prices and the number of rotary rigs in operation have been a significant factor in determining the amount of worldwide exploration and production expenditures. The Company, however, has seen this historical operating environment change slightly over the past few years. While these indicators are still very important, the Company believes a number of new trends are emerging which could positively affect the market for the Company's products. One of those trends is the expanded use of technology aimed at reducing the finding costs of oil and gas and the use of technology to extract that oil and gas from the well. Because of these and other industry trends, even with a limited decrease in both rig count and the price of oil and gas, the Company anticipates an increase in the acceptance of and use of its technologies. The Company's ability to benefit from the increased acceptance of its technologies will depend upon the industry risk factors stated above as well as its ability to maintain adequate working capital.


RESULTS OF OPERATIONS

Revenue by Operating Division:

                                     Three Months                           Nine Months
                                  Ended November 30,                     Ended November 30,
                                  ------------------                     ------------------
                                1997               1996               1997               1996
                            ------------       ------------       ------------       ------------
REVENUES
   Centralizer              $  1,015,730       $    898,332       $  3,019,270       $  2,513,144
   Artificial Lift               169,998            310,747            538,149            734,195
                            ------------       ------------       ------------       ------------
Consolidated Revenues          1,185,728          1,209,079          3,557,419          3,247,339
                            ============       ============       ============       ============

Consolidated revenues were down 2% and up 10% for the three months and nine months ended November 1997, respectively, as compared to the same periods in 1996. Revenues from the Centralizer division were up 13% for the quarter and 20% for the nine months as compared to the same periods in 1996. The deployment of new technology aimed at reducing the cost to drill and complete a well, coupled with increased drilling activity around the world contributed to this revenue gain. Revenues from the Artificial Lift division were down 45% for the quarter and 27% for the nine months as compared to the same periods in 1996. The Company's lack of sufficient working capital for inventory requirements and a reduction in the salesforce in this division contributed to this decrease.

Operating Loss

The Company's consolidated operating loss was down 25% and 54% for the three months and nine months ended November 1997, respectively, as compared to the same periods in 1996. The reduction in overall selling, general and administrative expenses contributed to this reduction.

Costs and Expenses

Gross margins were 45% for the quarter and the nine months ended November 30, 1997. Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down 17% and 25% for the three months and nine months ended November 1997, respectively, as compared to the same periods in 1996. The consolidation of the Company's operating units contributed to this reduction.

General corporate expenses were up 13% and down 31% for the three months and nine months ended November 1997, respectively, as compared to the same periods in 1996. The increase in the quarter was the result of a one time charge of approximately $66,000 to write-down a note receivable that management deemed as uncollectable. The decrease for the nine-months was attributed to the Company ongoing reduction of corporate overhead expenses. The administrative expense reduction efforts have been on-going and are designed to reduce redundant costs and to improve the Company's ability to deliver higher levels of operational efficiency.

Interest Expenses

Interest expenses for the three and nine months ended November 30, 1997 decreased compared to the same periods in 1996 due to the conversion of a $4,574,000 loan to equity and an overall reduction in the Company's debt levels.

CAPITAL RESOURCES AND LIQUIDITY

The Company has financed its growth to date from stock offerings, subordinated borrowings, and internally generated funds. The principal uses of its cash have been to fund the working capital needs of the Company.

Operating Activities

Net cash outflows from operating activities for the first nine months of 1997 were $1,022,505 compared to cash outflows of $2,431,977 in the first nine months of 1996.

The decrease of $1,409,472 in 1997 was due to a decrease in net loss adjusted for noncash items.

Investing Activities

Net cash outflows from investing activities were $19,159 in the first nine months of 1997 compared to cash outflows of $48,429 in the first nine months of 1996.

Financing Activities

Net cash inflows from financing activities were $2,428,513 in the first nine months of 1997 compared to cash inflows of $1,929,845 in the first nine months of 1996.

The overall increase was due to the Company closing the following transactions during the quarter: On November 4, 1997, the Company closed a private placement of a $1,039,500 convertible loan with 7,000,000 detachable share purchase warrants. In addition, the Company closed a private placement of 11,666,667 units (one common share with a warrant attached) at $0.15 per unit. Each warrant will entitle the holder to purchase one common share at $0.15 for the first year and at $0.17 during the second year. Total proceeds from the private placement were $1,732,500.

At November 30, 1997, the Company had working capital of $2,592,784 and cash of $1,511,827.

Part II - Other Information

Item 2 - Changes in Securities

On September 16, 1997 the Company issued common shares in connection with a short-term loan. The following number of common shares were issued:


                                                             Number of Shares
     Name                          Dated Issued                   Issued
     ----                          ------------                   ------
     Stanberry                     September 16, 1997             10,000
     James Mott-Smith              September 16, 1997             2,500

On November 4, 1997, the Company closed a private placement of 11,666,667 units (one common share with a warrant attached) at $0.15 per unit. Each warrant entitles the holder to purchase one common share at $0.15 for the first year and at $0.17 during the second year. Of the 11,666,667 units privately placed, Charles Dickinson was issued 2,333,333 units (one common share with a warrant attached) for consideration of $350,000. An investment group, Marlin Investors LLC, was issued the additional 9,333,334 units. (one common share with a warrant attached) for consideration of $1,400,000. In connection with this private placement, three individuals were issued shares as a finders fee for consummating the transaction. The individuals and the number of shares issued to each of them are as follows:

                                                             Number of Shares
     Name                          Dated Issued                   Issued
     ----                          ------------                   ------
     Tom Panos                     November 4, 1997               345,833
     Adam Weiss                    November 4, 1997               233,333
     James Mott-Smith              November 4, 1997               112,500


On November 4, 1997, the Company closed a second private placement of a $1,039,500 convertible loan with 7,000,000 detachable warrants. The loan matures on October 16, 1998, and can be converted into common shares of the Company at $0.15 per share at any time prior to maturity, at the option of the payee. The loan accrues interest at the rate of 10% per annum, and is secured by a senior lien on certain assets of Flotek and its subsidiaries. Each detachable warrant entitles the holder to purchase one common share at $0.15. In connection with the above transaction, 350,000 common shares were issued to David Hunt on November 4, 1997 as a finders fee.

Each of the above issuances of securities was exempt from registration under the Securities Act of 1933, pursuant to section 4 (2) thereof, as a transaction by the issuer not involving any public offering.

On November 21, 1997, the Company converted a portion of its trade and short-term debt into common shares of the Company. The Company issued 4,715,165 common shares to retire $722,589 in trade and short-term debt. Included in the common shares issued was 1,531,419 shares issued to a director, Wallace Robertson, to retire trade debt of $245,027, and 2,405,832 common shares to Camuri Holdings LTD, a security holder known to own more than five percent of the Company's outstanding common shares, to retire short-term debt and accrued interest of $360,875.

Item 5 - Other Information

The Company filed a registration statement on Form 20-F under Section 12 of the Securities and Exchange Act of 1934, as amended ("Exchange Act") on June 19, 1996. In doing so, the Company registered its common shares without par value as of September 15, 1995 and associated common share purchase rights. At the time of this original registration, the Company qualified as a "foreign private issuer." Under the general instructions to Form 20-F, foreign private issuers may use Form 20-F as an annual report filed under Section 13(a) or 15(d) of the Exchange Act. In addition, as a foreign private issuer, the Company was required to file current reports on Form 6-K pursuant to Rule 13a-16 of the Exchange Act. As a foreign private issuer, there was no requirement to file quarterly Form 10-Q's.

On November 4, 1997, the Company closed a private placement, as described above. With the consummation of the above transaction, the Company ceased to qualify as a foreign private issuer, as more than 50% of its outstanding shares were held of record by residents of the United States. When the Company ceased to be a foreign private issuer, it was no longer eligible to utilize Form 20-F and 6-K or other Forms utilized under the integrated disclosure system for foreign private issuers. The Company must now comply with the reporting requirements required by the Exchange Act.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

3.1      Articles of Incorporation

3.2      By-laws

4.1      Shareholders Protection Rights Plan

10.1     Distributorship Agreement--Downhole Products (UK), LTD

10.2     Wallace Robertson Inc. Consulting Agreement

10.3     Bill Jayroe Employment Agreement

10.4 Convertible Loan Agreement between the Company and TOSI, L.P. dated October 16,1997

10.5     Form of Warrant Agreement dated October 16, 1997--Marlin
          Investors, L.L.C.

10.6     Form of Warrant Agreement dated October 16, 1997--Charles A. Dickinson

10.7     License Agreement--Harlan King

10.8 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997--Marlin Investors, L.L.C.

10.9 Form of Subscription Agreement by and between the Company and Certain shareholders, dated September 16, 1997--Charles A. Dickinson

21.1     List of Operating Subsidiaries

27       Financial Data Schedule

(b) Reports on Form 8-K - None

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Flotek Industries Inc.
                                          (Registrant)

Date:   January 14, 1997                  By: /s/ William Jayroe
                                          President and Chief Executive Officer

Date:   January 14, 1997                  By: /s/ Scott Cook
                                          Chief Financial Officer

                                 Exhibit Index

3.1      Articles of Incorporation

3.2      By-laws

4.1      Shareholders Protection Rights Plan

10.1     Distributorship Agreement--Downhole Products (UK), LTD

10.2     Wallace Robertson Inc. Consulting Agreement

10.3     Bill Jayroe Employment Agreement

10.4     Convertible Loan Agreement between the Company and TOSI, L.P. dated
         October 16,1997

10.5     Form of Warrant Agreement dated October 16, 1997--Marlin
          Investors, L.L.C.

10.6     Form of Warrant Agreement dated October 16, 1997--Charles A. Dickinson

10.7     License Agreement--Harlan King

10.8 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997--Marlin Investors, L.L.C.

10.9 Form of Subscription Agreement by and between the Company and Certain shareholders, dated September 16, 1997--Charles A. Dickinson

21.1     List of Operating Subsidiaries

27       Financial Data Schedule