Form 10KSB
period 1998-02-28
FLOTEK INDUSTRIES INC/CN/
filed 1998-06-11
CIK 928054

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13270

                             FLOTEK INDUSTRIES INC.
                 (Name of small business issuer in its charter)

                   ALBERTA                                       77-0709256
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

  7030 EMPIRE CENTRAL DRIVE, HOUSTON, TEXAS                        77040
   (Address of principal executive offices)                      (zip code)

         Issuer's telephone number, including area code: (713) 849-9911

      Securities registered pursuant to Section 12(b) of the Exchange Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
             Common Stock, no par                         Vancouver Stock Exchange
                                                             OTC Bulletin Board

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the Company's 1998 fiscal year were $3,181,668.

     The aggregate market value of Common Stock held by nonaffiliates as of May 29, 1998, determined using the share closing price on the Vancouver Stock Exchange of $.085 (United States Dollar) on that date was $3,670,368.

     There were 43,180,795 shares of the Registrant's Common Stock outstanding on February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

           Transitional Small Business Disclosure Format (check one):
                                Yes [ ]  No [X]
================================================================================

                                     PART I

  General

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, the condition of the capital and equity markets, and other risk factors identified herein.

ITEM 1. DESCRIPTION OF BUSINESS.

  Business

     Flotek Industries Inc. (hereafter the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status by continuing under the laws of the Province of Alberta. Flotek is headquartered in Houston, Texas and its common shares are listed on the Vancouver Stock Exchange and the OTC Bulletin Board market.

     The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment division develops, manufactures and markets the Petrovalve + PlusH Pump Valve and the Petrovalve Gas Breaker Valve, which are valves for downhole sucker-rod pumps used in oil wells. The drilling products division manufactures and distributes centralizers, which are spiraled vane cementing sleeves and stand off tools that improve mud and cementation displacement in drilled oil wells.

  Production Equipment

     The Company has focused on the development of its proprietary and patented technologies: the Petrovalve + PlusH Pump Valve and the Petrovalve Gas Breaker Valve. Both patented products are valves used in bottom-hole sucker-rod pumps. The Petrovalve Gas Breaker Valve provides a solution to gas lock problems. Both valves offer producers operating advantages by performing more efficiently and lasting longer than the traditional ball and seat valves. Flotek's original technology was developed in concert with several university research departments, including the University of Alberta and is the subject of various patents and patent applications. In May 1997, the Company applied for a patent on its new design of its valve technology. The Company anticipates a patent will be granted to add to its existing valve technology patents. Flotek's production equipment customers are the 400 North American oil producers, including 30 major oil companies.

     The Company's competition in the production equipment market is comprised of ball-and-seat manufacturers as well as rod-pump manufacturers. There is substantial competition in the oilfield industry which the Company assumes will remain at current levels for the foreseeable future, however, there is no other significant proprietary artificial lift technology in the downhole sucker-rod pump market. The pump manufacturers manufacture the same type of equipment and can only set themselves apart by better service, delivery and pricing. Presently, ball-and-seat manufacturers produce the majority of ball-and-seat valves for manufacturers of rod-pumps, yet, the rod-pump manufacturer is not considered to be in competition with the ball-and-seat manufacturer. While the Petrovalve Plus valve product line is manufactured by leading ball-and-seat manufacturers, it is the rod-pump manufacturer that assumes the competitive posture. This competition is a direct result of who controls the distribution of ball-and-seat valves, i.e. the rod-pump manufacturer.

     Flotek's largest competitors with respect to its production equipment product line, engage primarily in the manufacturing and direct sale of new equipment. These large manufacturers include: Harbison Fischer, Axelson, Continental EMSCO, and EVI, Inc. within the United States. These companies tend to concentrate on the sale of new equipment, (down-hole sucker rod pumps and associated equipment), with sales to the customers through their regional and local pump repair facilities.

     The Company utilizes outside manufacturers under license arrangements to manufacture its patented products. The Company currently uses: A-1 Carbide in California, Andrews Pump & Supply in West Texas and Aves in North Texas to manufacture the Petrovalve components. The Company's valve products are sold directly to the end user, the oil company, and distributed through pump repair facilities. The Company uses agents and distributors in the international arena to market its products.

  Drilling Products

     Flotek's drilling products division distributes and services several products that enhance oil and gas well cementing programs and the safety and effectiveness of the drilling process. Its primary product is the Cementing Turbulator, which the Company began distributing in March of 1994, when it acquired Turbeco Inc., an oilfield service company. The Turbulator is a steel sleeve which is placed over pipe before the cementation process of pipe or casing. This pipe or casing is commonly cemented in the open hole section of a recently drilled oil well. The main purpose of this tool is to provide maximum stand-off and improve mud displacement to obtain the best cement bond. The Company was one of the first companies to distribute spiral vaned cementing turbulators. The Turbulator has gained widespread acceptance through its proven ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications.

     In addition, a zinc centralizer, called the Spir-O-Lizer, was introduced to the United States market in August of 1996. The Company signed an exclusive distribution agreement with Downhole Products (UK) Ltd. of Aberdeen to market the Spir-O-Lizer line of products in the lower 48 states of the United States and Canada. The Spir-O-Lizer is a patented zinc alloy positive stand-off well-bore centralizer engineered to improve primary cementation through utilization of many innovative features and benefits. The technology enjoys a dominant market position in the North Sea.

     Flotek's Drilling Products customers are made up of the 400 North American oil producers, including 30 major oil companies that are involved in exploration and the drilling and cementation of oil wells. The Company's active customer base is well distributed between major oil companies and smaller independent operators. The Company's main geographic area includes the Gulf of Mexico with other business in Latin America and California. As a result of the recent addition of the patented D-Mudder technology, the Company is currently negotiating distribution and representation of its drilling products on a global basis with several major oil-field service providers that have existing global distribution. Currently the Company's primary competitors with respect to its drilling products are: Weatherford/Enterra, Franks Casing Crews, Ray Oil Tools and Milam Tool Company.

  Product Demand

     Currently, the worldwide price of oil has declined, with prices having dropped as much as 40% to under $13 per barrel for spot deliveries and the price of natural gas has weakened slightly on a year to year basis. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As prices for oil have continued to decline, the Company and others in the industry have begun to experience a softening in demand for their products and services. Accordingly, a prolonged period of low price oil can be expected to adversely affect the demand of those products manufactured by the Company and could have a material adverse effect on the Company's financial condition and results of operations.

  International Operations

     The Company's operations are subject to the risks inherent in doing business in multiple countries with various legal and political policies. These risks include war, boycotts, political changes, and changes in currency exchange rates. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, management believes these risks to be acceptable. However, there can be no assurance that an occurrence of any one of these events would not have a material adverse effect on its operations.

  Employees

     As of February 28, 1998, the Company employed approximately 16 employees. The Company considers its relations with its employees to be generally satisfactory.

  Operating Risks and Insurance

     The Company's products are used for the exploration and production of oil and natural gas. Such operations are subject to hazards inherent in the oil and gas industry, such as fires, explosions, blowouts and oil spills, that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an occurrence at a location where the Company's products or services are used or provided may in the future result in the Company being named as a defendant in lawsuits asserting potentially large claims. The Company maintains insurance coverage that it believes to be customary in the industry against these hazards.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases 12,964 square feet of space at 7030 Empire Central Drive, in Houston, Texas, where the Company's headquarters are located. In addition, the Company leases two small sales offices in Edmonton, Alberta and Lafayette, Louisiana with 3,750 and 2,000 square feet respectively. The Company believes that its manufacturing, distribution, and sales facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material claim, suit, or complaint related to products and services provided by the Company, nor is it aware of any such proceedings being contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Vancouver Stock Exchange in Vancouver, British Columbia, under the symbol "FTK". The Company's common shares commenced trading on the Vancouver Stock Exchange in June 1986. The high and low closing sale prices as quoted in Canadian dollars as reported by the Vancouver Stock Exchange, were as follows for the quarterly periods indicated:

                                                              HIGH    LOW
                                                              ----    ---
Year Ended February 28, 1998
Fiscal Quarter Ended May 31, 1997...........................   .40    .24
Fiscal Quarter Ended August 31, 1997........................   .34    .13
Fiscal Quarter Ended November 30, 1997......................   .50    .14
Fiscal Quarter Ended February 28, 1998......................   .23    .11
Year Ended February 28, 1997
Fiscal Quarter Ended May 31, 1996...........................  1.40    .55
Fiscal Quarter Ended August 31, 1996........................   .94    .65
Fiscal Quarter Ended November 30, 1996......................   .74    .47
Fiscal Quarter Ended February 28, 1997......................   .50    .35

  Holders of Record

     At February 28, 1998, the Company had approximately 104 holders of record of the Company's common stock.

  Dividends

     The Company has not declared a cash dividend during the last two fiscal years. In addition, there is a convertible loan agreement dated October 16, 1997, from TOSI LLP which prohibits the Company from declaring or paying any dividends.

  Recent Sales of Unregistered Securities

     On September 16, 1997 the Company issued common shares for consideration of two short term loans made by Stanberry Investment, Inc. and James Mott-Smith in the amount of $50,000 and $15,000 respectively. The following number of common shares were issued:

                                                                        NUMBER OF SHARES
NAME                                                  DATED ISSUED           ISSUED
----                                                  ------------      ----------------
Stanberry Investment, Inc........................  September 16, 1997        10,000
James Mott-Smith.................................  September 16, 1997         2,500

     On November 4, 1997, the Company closed a private placement of 11,666,667 units (one common share with a warrant attached) at $0.15 CND per unit. Each warrant entitles the holder to purchase one common share at $0.15 CND for the first year and at $0.17 CND during the second year. Of the 11,666,667 units privately placed, Charles Dickinson received 2,333,333 units in exchange for consideration of $250,000. An investment group, Marlin Investors LLC, purchased the additional 9,333,334 units in exchange for consideration of $1,000,000. In connection with this private placement, three individuals were issued shares as a finders fee for consummating the transaction. The individuals and the number of shares issued to each of them are as follows:

                                                                       NUMBER OF SHARES
NAME                                                  DATE ISSUED           ISSUED
----                                                  -----------      ----------------
Tom Panos.........................................  November 4, 1997       345,833
Adam Weiss........................................  November 4, 1997       233,333
James Mott-Smith..................................  November 4, 1997       112,500

     On November 4, 1997, the Company closed a second private placement of a $750,000 convertible loan with 7,000,000 detachable warrants. The loan matures on October 16, 1998, and can be converted into common shares of the Company at $0.15 CND per share at any time prior to maturity, at the option of the lender. The loan accrues interest at the rate of 10% per annum, and is secured by a lien on certain assets of Flotek and its subsidiaries. Each detachable warrant entitles the holder to purchase one common share at $0.15 CND. In connection with the above transaction, 350,000 common shares were issued to David Hunt on November 4, 1997, as a finders fee.

     On November 21, 1997, the Company converted a portion of its trade and short-term debt into common shares of the Company. The Company issued 4,715,165 common shares to retire $516,135 in trade and short-term debt. Included in the common shares issued were 1,531,419 shares issued to a director, Wallace Robertson, to retire trade debt of $175,019, and 2,405,832 common shares to Camuri Holdings LTD, a security holder known to own more than five percent of the Company's outstanding common shares, to retire short-term debt and accrued interest of $257,768.

     Each of the above issuances of securities was exempt from registration under the Securities Act of 1933, pursuant to section 4(2) thereof, as a transaction by the issuer not involving any public offering. All of the above transactions were previously reported in the Company's November 30, 1997, Form 10-Q in Canadian dollars and are restated herein in United States dollars.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  Business Environment

     Flotek consists of two divisions which provide products and services used in the drilling and production of oil and gas wells. The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations as to energy prices and the supply and demand for crude oil and natural gas. Petroleum supply and demand, and pricing, in turn, are influenced by numerous factors including, but not limited to, the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries and the condition of the capital and equity markets.

     While the Company anticipates continued growth in the worldwide demand for hydrocarbons will result in increased spending by oil and gas companies for the development of the hydrocarbon supply, in recent years, oil and natural gas prices have reacted to actual and perceived changes in the supply of and demand for oil and natural gas, which has resulted in volatile levels of oil and gas exploration and drilling activity. This price volatility has created some market uncertainties. Historically, crude oil prices, natural gas prices and the number of rotary rigs in operation have been a significant factor in determining the amount of worldwide exploration and production expenditures. A significant or prolonged decline in future oil and natural gas prices would likely result in reduced exploration and development of oil and gas and a decline in the demand for the Company's drilling products and production equipment. While declines in the oil and natural gas prices in the last quarter of fiscal year 1997 did not significantly affect the Company's operations, any prolonged depression in oil and natural gas prices could have an adverse financial effect on the Company. While these indicators are still very important, the Company believes a number of new trends are emerging which could positively affect the market for the Company's products. One of those trends is the expanded use of technology aimed at reducing the finding costs of oil and gas and the use of technology to extract that oil and gas from the well. Because of these and other industry trends, even with a limited decrease in both rig count and the price of oil and gas, the Company anticipates an increase in the acceptance of and use of its technologies. The Company's ability to benefit from the increased acceptance of its technologies will depend upon its ability to maintain adequate working capital.

RESULTS OF OPERATIONS

  Revenue by Operating Segment:

                                                              YEAR ENDED FEBRUARY 28,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
REVENUES
  Drilling products segment.................................  2,700,245    2,592,491
  Production equipment segment..............................    481,423      766,256
                                                              ---------    ---------
Consolidated Revenues.......................................  3,181,668    3,358,747
                                                              =========    =========

     Consolidated revenues were down 5% for the year ended February 28, 1998, as compared to the same period in 1997. Revenues from the drilling products segment increased 4% as compared to the same period in 1997. The deployment of new technology aimed at reducing the cost to drill and complete a well, coupled with increased drilling activity around the world contributed to this moderate revenue gain. Revenues from the production equipment segment were down 37% for the year as compared to the same period in 1997. During the Company's 1998 fiscal year, the Petrovalve technology was redesigned to improve its reliability and performance. During this redesign process, the Company had to re-qualify the suppliers responsible for manufacturing the components of the redesigned valve. In addition, while redesigning the valve, the Company was not actively marketing the valve. Once the redesign of the valve was complete, the Company's lack of sufficient working capital for inventory requirements and marketing hindered the sales effort. The Company's ability to benefit from the increased acceptance of its technologies will depend on its ability to maintain adequate working capital.

  Costs and Expenses

     In the fourth quarter of 1998, the Company decided to write-down the cost of a portion of its Petrovalve inventory due to the redesign and improvement of its Petrovalve technology. In fiscal year 1998, the majority of the Petrovalve inventory consisted of components to be utilized in the old design of the Petrovalve. The inventory components that could not be utilized in the newly redesigned valve were written down in the fourth quarter of fiscal year 1998. In connection with this decision, the Company incurred a charge of $604,765 which is included in the Company's consolidated cost of goods sold. During 1997, the Company took a charge against earnings of $308,119 to write-down the cost of its small bore, cast cobalt Petrovalve inventory to its net realizable value. Excluding the write-down of Petrovalve inventory during both 1998 and 1997, the Company's consolidated gross margins decreased from 46% in 1997 to 42% in 1998. The overall decline in gross margin percentages is attributed to increased costs associated with its Spir-O-Lizer line of products. During 1997, the Spir-O-Lizer line of products represented approximately 13% of consolidated revenue, while representing 36% of consolidated revenue during 1998. However, the gross margin attributed to this product line decreased from 41% in 1997 to 35% in 1998. To address the decline in margins, the Company has adopted a number of strategies, including utilizing a different freight forwarding company for delivery of the Spir-O-Lizer line of products from Scotland to the United States. In addition, the Company is in the process of qualifying a new manufacturer for the components used in the Petrovalve product line. Flotek operates in a very aggressive pricing environment that will continue to put pressure on gross margins. Despite this pressure, the Company expects that the combination of changes in product mix, continued improvements in asset management, reductions in the cost of certain inventory items, and higher margins on new products will allow Flotek to maintain relatively stable gross margin levels in fiscal year 1999.

     Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down 31%, as compared to the same period in 1997. This decrease was primarily attributed to the redesign and improvements to its Petrovalve technology. Specifically, as the Company was not actively marketing the valve during the redesign process, it downsized its international salesforce, primarily in Canada. In addition, once the Petrovalve was redesigned, the Company did not have adequate resources to actively market the new valve due to the Company's lack of sufficient working capital.

     General and administrative expenses were down 1% as compared to the same period in 1997. Included in general and administrative expenses are several non-reoccurring charges. Effective March 8, 1994, the Company acquired 100% of the outstanding common shares of Turbeco. The Turbeco purchase agreement contained a repurchase option which could be triggered upon the occurrence of certain events. During fiscal year 1998, the Company reached an agreement to purchase the repurchase option for 2,500,000 shares of the Company's common stock and has accrued $264,085 at February 28, 1998, which is included in general and administrative expense. In addition, included in general and administrative expenses are compensation costs charged to operations for stock options granted to non-employees in the amount of $60,592. The Company anticipates that in fiscal year 1999, general and administrative expense will decrease in absolute dollars in an effort to achieve profitability.

     In the fourth quarter of fiscal year 1998, the Company adopted a plan to close its Edmonton facility. The Company incurred a charge of approximately $73,000 with this closure.

  Interest Expenses

     Interest expense for 1998 was $123,562 compared to $317,600 for 1997. The decrease in interest expense in 1998, as compared to 1997, reflects the Company's overall decrease in indebtedness during fiscal year 1998. During fiscal year 1997, the Company converted $3,375,000 in debentures into common stock of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, which replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1998. Historical earnings per share data has been restated to reflect the adoption of SFAS No. 128.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements and is effective for years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the first quarter of fiscal year 1999.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, effective for years beginning after December 15, 1997, requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company adopted SFAS No. 131 in 1998.

CAPITAL RESOURCES AND LIQUIDITY

     The Company has financed its growth to date from stock offerings, subordinated borrowings and internally generated funds. The principal use of its cash has been to fund the working capital needs of the Company.

  Operating Activities

     Substantially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations.

     The Company's cash and cash equivalents increased to $634,511 at February 28, 1998, from $91,641 at February 28, 1997, primarily due to additional debt and equity financing during fiscal year 1998. Accounts receivable decreased to $427,466 at February 28, 1998, from $807,934 at February 28, 1997, primarily as a result of improved asset management. Inventory levels decreased to $1,181,104 at February 28, 1998, from $1,324,300 at February 28, 1997, primarily as a result of the Company's decision to writedown a portion of its Petrovalve inventory during the fourth quarter of fiscal year 1998. Excluding this one time charge, overall inventory levels increased 35%. The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing arrangements.

  Investing Activities

     The Company does not intend to make any material capital expenditures during the up coming fiscal year. However, any capital expenditures that are made will be funded with available cash, cash flow from operations, or future financing arrangements.

  Financing Activities

     Cash flows from financing activities increased from $1,419,887 in fiscal year 1997 to $1,648,792 in fiscal year 1998. This increase is primarily attributed to the following; the $750,000 convertible loan which closed November 4, 1997, a private placement of 11,666,667 units (one common share with a warrant attached) at $0.15 CND per unit which generated total proceeds of $1,250,000, and the conversion of $516,135 of its trade and short-term debt into common shares of the Company.

     At February 28, 1998, the Company had working capital of $427,621 and cash of $634,511, as compared to working capital of $940,107 and cash of $91,641 at February 28, 1997. The overall decrease in the Company's working capital during the current fiscal year is attributed to an overall increase in short-term debt. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has a debt payment of $750,000 due in October 1998. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is taking the following steps to provide the Company with adequate working capital:

     - Management continues to reduce selling, general and administrative expenses.

     - Management is adding complementary products lines to help diversify the Company's product mix, without increasing supporting expenditures.

     - Management intends to secure new long-term equity financing for working capital purposes.

     - Management intends to pursue with the lender the conversion of the existing $750,000 debt obligation to equity.

  Risk Factors

     The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected:

     - The Company's ability to raise additional working capital could be limited due to future operating losses and the existing level of short-term debt. Without the ability to raise operating capital, there would be substantial doubt about the Company's ability to continue as a going concern.

     - Competitive factors including, but not limited to, the Company's limitations with respect to financial resources and its ability to compete against companies with substantially greater resources.

     - The Company's ability to control the amount of operating expenses.

     - A significant portion of the Company's consolidated revenues are generated by the Company's drilling products segment. A change in drilling activity could adversely affect future operating results.

     - In managing inventory requirements, Flotek must forecast customer demand for its products. Should the Company underestimate the supplies needed to meet demand, it could be unable to meet customer demand. Should the Company overestimate the supplies needed to meet customer demand, its working capital could be adversely affected. If the Company is unable to manage purchases and utilization of the its inventory to maintain low inventory levels immediately prior to major price declines, Flotek could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect its sales and gross margins.

     - The year 2000 issue (i.e., the ability of computer systems to accurately identify and process dates beginning with year 2000 and beyond) affects virtually all companies and organizations. Recognizing the need to limit problems associated with year 2000 software failures, the Company has developed a plan to address this potential exposure. Key financial information and operational systems are being assessed and detailed plans have been developed. The Company is also communicating with its suppliers to determine their plans to limit problems associated with the year 2000 issue. Despite these efforts, the year 2000 issue is complex and may present unforeseen problems in the Company's systems and from third parties with which the Company deals, such as third party payers.

ITEM 7. FINANCIAL STATEMENTS.

The following documents are filed as a part of this report:

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    12
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................    13
  Consolidated Statements of Operations.....................    14
  Consolidated Statement of Stockholder's (Deficit)             15
     Equity.................................................
  Consolidated Statements of Cash Flows.....................    16
  Notes to Consolidated Financial Statements................    17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Flotek Industries Inc. and Subsidiaries

     We have audited the consolidated balance sheets of Flotek Industries Inc. and Subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Flotek Industries Inc. and Subsidiaries as of February 28, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced recurring operating losses. This factor, and others discussed in Note B, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton LLP

Houston, Texas
April 24, 1998

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  FEBRUARY 28,

                       Expressed in United States Dollars

                                     ASSETS

                                                                  1998           1997
                                                              ------------   ------------
CURRENT ASSETS
  Cash......................................................  $    634,511   $     91,641
  Accounts receivable, less allowance for doubtful accounts
     of $25,569 and $5,211..................................       427,466        807,934
  Inventory.................................................     1,181,104      1,324,300
                                                              ------------   ------------
          Total current assets..............................     2,243,081      2,223,875
FURNITURE AND EQUIPMENT.....................................       186,611        303,714
OTHER ASSETS................................................       144,370        150,013
                                                              ------------   ------------
                                                              $  2,574,062   $  2,677,602
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable..............................................  $     40,000   $    250,000
  Current portion of long-term debt.........................       771,719        140,399
  Accounts payable and accrued liabilities..................       739,656        693,369
  Accrued repurchase option.................................       264,085             --
  Due to related party......................................            --        200,000
                                                              ------------   ------------
          Total current liabilities.........................     1,815,460      1,283,768
LONG-TERM DEBT..............................................        19,338         60,961
COMMITMENTS.................................................            --             --
SHAREHOLDERS' EQUITY
  Common stock -- no par value; 100,000,000 shares
     authorized; 43,180,795 and 25,744,797 issued and
     outstanding in 1998 and 1997...........................    17,870,210     16,171,467
  Additional paid in capital................................       149,113             --
  Equity adjustment from foreign currency translation.......      (285,636)      (276,975)
  Accumulated deficit.......................................   (16,994,423)   (14,561,619)
                                                              ------------   ------------
                                                                   739,264      1,332,873
                                                              ------------   ------------
                                                              $  2,574,062   $  2,677,602
                                                              ============   ============

The accompanying notes are an integral part of these statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED FEBRUARY 28,

                       Expressed in United States Dollars

                                                                 1998         1997
                                                              ----------   ----------
Sales.......................................................  $3,181,668   $3,358,747
Costs and expenses:
  Cost of goods sold........................................   2,438,720    2,121,167
  Selling...................................................   1,530,574    2,213,525
  General and administrative................................   1,393,903    1,403,695
  Depreciation and amortization.............................      93,103      146,412
  Research and development..................................       4,158       71,858
                                                              ----------   ----------
                                                               5,460,458    5,956,657
                                                              ----------   ----------
          Loss from operations..............................   2,278,790    2,597,910
Other expense, net
  Interest..................................................     123,562      317,600
  Other.....................................................      30,452       25,338
                                                              ----------   ----------
                                                                 154,014      342,938
                                                              ----------   ----------
          Net loss..........................................  $2,432,804   $2,940,848
                                                              ==========   ==========
Basic and diluted loss per share............................  $      .08   $      .16
                                                              ==========   ==========
Weighted average number of shares outstanding...............  31,150,755   18,794,530
                                                              ==========   ==========

The accompanying notes are an integral part of these statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                            YEARS ENDED FEBRUARY 28,

                       Expressed in United States Dollars

                                                                                        EQUITY
                                                                                      ADJUSTMENT
                                                                                         FROM           TOTAL
                                    COMMON STOCK         ADDITIONAL                    FOREIGN      STOCKHOLDERS'
                              ------------------------    PAID-IN     ACCUMULATED      CURRENCY       (DEFICIT)
                                SHARES       AMOUNT       CAPITAL       DEFICIT      TRANSLATION       EQUITY
                              ----------   -----------   ----------   ------------   ------------   -------------
Balance at March 1, 1996....  15,492,691   $11,178,885    $     --    $(11,620,771)   $(233,191)     $  (675,077)
Issuance of common stock on
  private placement.........   3,178,250     1,289,969          --              --           --        1,289,969
Conversion of debentures....   7,073,856     3,702,613          --              --           --        3,702,613
Equity adjustment from
  foreign currency
  translation...............          --            --          --              --      (43,784)         (43,784)
Net loss....................          --            --          --      (2,940,848)          --       (2,940,848)
                              ----------   -----------    --------    ------------    ---------      -----------
Balance at February 28,
  1997......................  25,744,797    16,171,467          --     (14,561,619)    (276,975)       1,332,873
Issuance of common stock on
  private placement.........  12,708,333     1,182,608          --              --           --        1,182,608
Settlement of liabilities
  through issuance of common
  stock.....................   4,727,665       516,135          --              --           --          516,135
Issuance of stock options to
  non-employees.............          --            --      60,592              --           --           60,592
Issuance of detachable stock
  warrants..................          --            --      88,521              --           --           88,521
Equity adjustment from
  foreign currency
  translation...............          --            --          --              --       (8,661)          (8,661)
Net loss....................          --            --          --      (2,432,804)          --       (2,432,804)
                              ----------   -----------    --------    ------------    ---------      -----------
Balance at February 28,
  1998......................  43,180,795   $17,870,210    $149,113    $(16,994,423)   $(285,636)     $   739,264
                              ==========   ===========    ========    ============    =========      ===========

The accompanying notes are an integral part of this statement.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED FEBRUARY 28,

                       Expressed in United States Dollars

                                                                 1998          1997
                                                              -----------   -----------
Cash flows from operating activities
Net loss for the year.......................................  $(2,432,804)  $(2,940,848)
  Adjustments to reconcile net losses to net cash used in
     operating activities...................................
Depreciation and amortization...............................       93,103       146,412
     Bad debt expense.......................................      102,683        43,011
     Accretion of discount..................................       17,034            --
     Accrued repurchase option..............................      264,085            --
     Compensatory stock options.............................       60,592            --
     Write-off of inventory and other.......................      604,765       513,296
     Write-off of furniture and equipment...................       50,604       119,341
     Change in assets and liabilities
       Decrease in accounts receivable......................      277,785       123,791
       Increase in inventory................................     (461,569)     (202,766)
       Increase in accounts payable and accrued
        liabilities.........................................      325,010       185,058
       Increase in due to related parties...................       22,412       191,993
                                                              -----------   -----------
          Net cash used in operating activities.............   (1,076,300)   (1,820,712)
Cash flows from investing activities
Purchase of furniture and equipment.........................      (18,960)      (12,443)
  Purchase of other assets..................................       (2,001)           --
                                                              -----------   -----------
          Net cash used by investing activities.............      (20,961)      (12,443)
Cash flows from financing activities
  Issuance of common stock, net of costs....................    1,182,608     1,289,969
  Proceeds from long-term debt and notes payable............    1,122,061       763,981
  Repayment of long-term debt and notes payable.............     (655,877)     (634,063)
                                                              -----------   -----------
          Net cash provided by financing activities.........    1,648,792     1,419,887
Effect of exchange rates on cash............................       (8,661)      (43,784)
                                                              -----------   -----------
Net increase (decrease) in cash.............................      542,870      (457,052)
Cash at beginning of year...................................       91,641       548,693
                                                              -----------   -----------
Cash at end of year.........................................  $   634,511   $    91,641
                                                              ===========   ===========
Supplementary information
  Interest paid.............................................  $    91,265   $    28,388
  Income taxes paid.........................................           --            --
Non cash activities
  Settlement of debenture and accrued interest for stock....           --     3,702,613
  Settlement for payables for stock.........................      278,723            --
  Settlement of due to related party for stock..............      222,412            --
  Settlement of note payable for stock......................       15,000            --
  Issuance of detachable stock warrants.....................       88,521            --

The accompanying notes are an integral part of these statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 1998 AND 1997

NOTE A -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Flotek Industries, Inc. was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status under the law of continuance to the laws of the Province of Alberta. The Company consists of two divisions which provide proprietary and patented products and services used in the drilling and production of oil and gas wells. One of the Company's divisions carries on the business of developing, manufacturing and marketing the Petrovalve + PlusH Pump Valve and the Petrovalve Gas Breaker Valve, which are valves for downhole sucker-rod pumps used in oil wells. The other division manufacturers and distributes centralizers, which are a spiraled vane cementing sleeves and stand off tools that improves mud and cementation displacement in drilled oil wells. The Company sells its products primarily to companies in the oil and gas industry in North America.

1. PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and, its direct and indirect wholly-owned subsidiaries Petrovalve International Inc. ("Petrovalve"), USA Petrovalve, Inc., Turbeco, Inc., Petrovalve International (Barbados) Inc. and Petrovalve Canada Limited. All material intercompany transactions have been eliminated.

2. CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with a maturity at the date of purchase of three months or less to be cash equivalents.

     The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company also maintains money market funds with a brokerage firm which are insured by the Securities Investor Protection Corporation for up to $500,000, including a maximum of $100,000 for cash. As of February 28, 1998, the Company had $82,256 in excess of insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

3. REVENUE RECOGNITION

     The Company recognizes revenue when products have been delivered and all significant risks and rewards of ownership have passed to customers. Funds received on deposit in advance of delivery are deferred until the ultimate transfer of ownership.

4. INVENTORY

     Inventory, which primarily comprises finished goods, is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Included in cost of goods sold for the year ended February 28, 1998, is a $604,765 write-down of petrovalve components to its net realizable value. Included in cost of goods sold for the year ended February 28, 1997, is a $308,119 write-down of small bore, cast cobalt Petrovalve inventory to its net realizable value.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

5. FURNITURE AND EQUIPMENT

     Furniture and equipment is recorded at cost and depreciated using the following annual rates:

Automotive equipment....................................            30% declining balance
Computer equipment......................................            30% declining balance
Furniture and equipment.................................            20% declining balance
Moulds..................................................   straight-line over seven years
Leasehold improvements..................................   straight-line over lease terms

6. INCOME TAXES

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance is established.

7. FOREIGN CURRENCY TRANSLATION

     The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as separate component of stockholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.

8. LOSS PER SHARE

     Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. All periods have been restated for the adoption of this statement.

     Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Dilutive loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share has not been presented as the effect of the outstanding share purchase warrants, options and convertible debt is anti-dilutive.

9. RECENT PRONOUNCEMENTS

     The FASB issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic area, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. Management has elected to early adopt this statement in fiscal year 1998 and has provided fiscal year 1997 segment data in accordance with SFAS 131 for comparative purposes.

     The FASB issued Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for financial statements issued for periods beginning after December 15, 1997. The new standard requires an entity to report and display comprehensive income and its components. Currently for the Company, comprehensive income will include net income plus the equity adjustment from foreign currency translation.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

10. USE OF ESTIMATES IN FINANCIAL STATEMENTS

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

11. RECLASSIFICATIONS

     Certain of the 1997 amounts have been reclassified to conform to the 1998 presentation.

NOTE B -- GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has a debt payment of $750,000 due in October 1998.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is taking the following steps to provide the Company with adequate working capital:

     - Management continues to reduce selling, general and administrative expenses.

     - Management will add complementary products lines to help diversify the Company's product mix, without increasing supporting expenditures.

     - Management intends to secure new long-term equity financing for working capital purposes.

     - Management intends to pursue with the lender the conversion of the existing $750,000 debt obligation to equity.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

NOTE C -- FURNITURE AND EQUIPMENT

     As at February 28, furniture and equipment comprised the following:

                                                                1998        1997
                                                              --------    --------
Automotive equipment........................................  $224,115    $255,542
Computer equipment..........................................    73,244     133,912
Furniture and equipment.....................................   112,517     162,336
Moulds......................................................    64,329      66,724
Leasehold improvements......................................        --       4,154
                                                              --------    --------
                                                               474,205     622,668
  Accumulated depreciation and amortization.................   287,594     318,954
                                                              --------    --------
                                                              $186,611    $303,714
                                                              ========    ========

NOTE D -- OTHER ASSETS

     Included in other assets are patents which are amortized over the life of the patent. Petrovalve received a United States patent on the design of its Petrovalve Plus valve on June 2, 1992 and on the Petrovalve Gas Breaker valve on October 5, 1993. In addition, filings were made in the United States to protect improvements to the core technology. Original filings were also made in Canada, Venezuela and Mexico.

     Also included in other assets is goodwill of $84,535 and $90,061 net of accumulated amortization of $9,631 and $7,543 in 1998 and 1997. Goodwill, which represents the excess of the cost of the purchased company over the fair value on the company's net assets at the date of acquisition, is being amortized on the straight-line method over 40 years.

NOTE E -- NOTES PAYABLE

     The note payable at February 28, 1997 in the amount of $250,000 was paid in full in September 1997.

     During the year ended February 28, 1998, the Company entered into and paid in full two notes payable totaling $308,000.

     At February 28, 1998, the note payable in the original amount of $50,000 is due to an individual with interest at 10%, due in 5 monthly installments of $10,000 and accrued interest due as the sixth monthly installment. The individual also received 10,000 shares of stock and 10,000 warrants at $0.60 (Canadian), which expire in March 1999.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

NOTE F -- LONG-TERM DEBT

                                                                1998        1997
                                                              --------    --------
Convertible debt with interest at 10%, payable quarterly
  with the balance due in October 1998, net of unamortized
  discount of $55,326 attributable to 7,000,000 detachable
  stock warrants at $.15 (Canadian) expiring October 1998;
  secured by a senior exclusive lien on all of the assets of the Company; the debt is convertible at the discretion of
  the lender until maturity into 7,000,000 shares of common
  stock; the agreement prohibits the Company from declaring
  or paying any dividends...................................  $694,674    $     --
Government of Canada, Department of Western Economic
  Diversification; interest at 6.5% payable in monthly
  installments of $2,535; balance due on November 15,
  1998......................................................  $ 27,890    $ 58,836
Other notes payable collateralized by automobiles payable in aggregate monthly installments of approximately $2,600,
  including interest ranging from 8.9% to 12.35%, maturing
  May 2000..................................................    27,598      68,024
Obligations under capital leases............................    40,895      74,500
                                                              --------    --------
                                                               791,057     201,360
  Less current portion......................................   771,719     140,399
                                                              --------    --------
                                                              $ 19,338    $ 60,961
                                                              ========    ========
Long-term debt is due as follows:
  2000......................................................              $ 18,065
  2001......................................................                 1,273

NOTE G -- DUE TO RELATED PARTY

     Due to related party at February 28, 1997 represented amounts due to a company controlled by a director of the Company. In November 1997, the due to related party balance of $257,768 including accrued interest of $15,356 and $20,000 of costs paid on behalf of the Company by a director were converted into 2,405,832 shares of common stock.

NOTE H -- WARRANTS

     At February 28, 1998, the following share purchase warrants were outstanding:

            CONVERSION PRICES
              PER SHARE (IN
                CANADIAN
  NUMBER        DOLLARS)         EXPIRATION DATES
  ------    -----------------   ------------------
    12,500     $      0.60          March 18, 1999
11,666,667     $0.15/$0.17      September 14, 1999
 1,199,000     $      0.83          April 18, 1998
 2,062,500     $      0.60        October 16, 1998
 7,000,000     $      0.15        October 16, 1998
----------
21,940,667
==========

     In March 1997, the Company issued 12,500 warrants in connection with two notes payable at $0.60 (Canadian) that expire March 1999. In September 1997, the Company issued 11,666,667 warrants in connection with private placements at $0.15 (Canadian) for the first year and $0.17 (Canadian) thereafter

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
expiring September 1999. In October 1997, the Company issued in connection with the $750,000 convertible debt 7,000,000 warrants at $0.15 (Canadian) that expire in October 1998.

     At February 28, 1997, the following share purchase warrants, issued in connection with private placements, were outstanding:

           CONVERSION PRICES
             PER SHARE (IN
               CANADIAN
 NUMBER        DOLLARS)          EXPIRATION DATES
 ------    -----------------   --------------------
   78,125     $      1.47            March 24, 1997
1,125,000     $      1.81        September 30, 1997
1,199,000     $0.72/$0.83         April 18, 1997/98
2,062,500     $0.52/$0.60       October 16, 1997/98
---------
4,464,625
=========

     Warrants are issued at prices based on the market value of the shares at the date of issuance of the warrants.

NOTE I -- STOCK OPTIONS

     During the year ended February 28, 1998, all outstanding options were cancelled and replaced by an incentive stock option plan. Under the plan, the Company may grant options for up to 3,945,000 shares of common stock. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The term of the options is five years, and they are 100% vested on the grant date. The shares are restricted, as they have not been registered with the United States Securities and Exchange Commission.

     The Company applies APB Opinion 25 in accounting for its incentive stock option plan. Compensation cost charged to operations for options granted to non-employees was $60,592 and $0 for the years ended February 28, 1998 and 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, stock-based compensation costs would have increased loss for the year by approximately $93,000 and $342,000 in 1998 and 1997. Basic and diluted loss per share would have been $.08 and $.17 per share in 1998 and 1997. The pro forma disclosures only include the effects of options granted since March 1, 1995.

     Director and employee share purchase options are granted at prices based upon Board approval, but not less than the market value of the share at the date of grant. During the year ended February 28, 1997, all outstanding options were repriced to $0.50 (Canadian) per share and the expiration dates were extended to January 7, 2002. At February 28, 1997, 2,480,000 director and employee share purchase options were outstanding.

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              1998             1997
                                                           -----------      -----------
Expected life............................................   1.6 years                 2.5years
Interest rate............................................   5.78%                     6.71%
Volatility...............................................  79.61%                    65.5%
Dividend yield...........................................             0%               0%

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

     A summary of the status of the stock option plan follows:

                                                                             WEIGHTED-AVERAGE
                                                                              EXERCISE PRICE
                                                               OPTIONS     (IN CANADIAN DOLLARS)
                                                              ----------   ---------------------
  1998
  Outstanding at beginning of year..........................   2,480,000           $0.50
  Cancelled.................................................  (2,480,000)           0.50
  Granted...................................................   3,945,000            0.17
  Exercised.................................................          --              --
  Forfeited.................................................          --              --
                                                              ----------           -----
  Outstanding at end of year................................   3,945,000           $0.17
                                                              ==========           =====
  1997
  Outstanding at beginning of year..........................   1,261,500           $1.63
  Granted...................................................   1,479,500            0.50
  Exercised.................................................          --              --
  Forfeited.................................................    (261,000)           1.63
                                                              ----------           -----
  Outstanding at end of year................................   2,480,000           $0.50*
                                                              ==========           =====

---------------

* Reflects repricing of options during 1997. All options outstanding as of February 28, 1998 and 1997 were exercisable.

NOTE J -- RELATED PARTY TRANSACTIONS

     Related party transactions not disclosed elsewhere in the financial statements are as follows:

     The Company has an agreement with a corporation whose president is a director of the Company. The agreement calls for the promotion of Turbeco sales in exchange for $12,500 a month through December 1998. The Company incurred charges of $196,472 of which $101,500 was settled in exchange for 1,531,419 shares of common stock during the year ended February 28, 1998.

     In September 1997, the Company entered into a three year employment agreement with the president of the company. The agreement calls for a base salary of $150,000 per year and bonuses up to $150,000 based upon the net income of the Company. The agreement also provides for the issuance of up to 600,000 options based upon the net income of the Company or at the compensation committee's discretion. The options, when granted, will vest at a rate of 4.17% per month and have a maximum term of the earlier of five years or his last day of employment.

NOTE K -- INCOME TAXES

     At February 28, 1998, the Company together with its subsidiaries, have significant non-capital losses available. These losses expire at various dates through the year 2004, for which the potential income tax benefit has not been recorded in the accounts. Deferred tax assets created by these net operating loss carryforwards and temporary differences have been reduced to zero by a valuation allowance due to the uncertainty of their ultimate realization.

NOTE L -- COMMITMENTS

     Effective March 8, 1994, Petrovalve acquired 100% of the outstanding common shares of Turbeco. The purchase agreement contains a repurchase option which could be triggered upon the occurrence of certain events. Management has reached an agreement to purchase the aforementioned repurchase option for 2,500,000 shares of stock at $0.15 (Canadian), and has accrued $264,085 at February 28, 1998, which is included in general and administrative expense in the accompanying consolidated statements of operations.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

     Petrovalve was engaged in ongoing research in conjunction with the Alberta Research Council ("ARC"). On April 1, 1991, Petrovalve, entered into a two year joint venture agreement with the ARC which provided for a total budget of $847,000 (Canadian) for research and development of the Petrovalve Plus. The joint venture agreement was extended until December 31, 1994, with an additional budget of $400,000 (Canadian), to be jointly provided as per the terms of the original agreement. The extension was subject to a payback clause, whereby if Petrovalve moved its sales and distribution offices outside Alberta or if Petrovalve is sold, two times the total investment of the ARC in the project, equal to $1,247,000 (Canadian), must be paid back to the ARC, by way of monthly payments equal to 2% of all proceeds received by Petrovalve in the immediately proceeding month on sales of the Petrovalve Plus until the amount is fully paid. No amount has been accrued in the accompanying consolidated financial statements as the Company believes no liability triggering event has occurred since inception of this research agreement.

     The Company and its subsidiaries have entered into capital lease and operating lease arrangements that expire at various dates through 2001. Rent expense for the year ended February 28, 1998 was $116,200. Minimum lease payments for the next five years are approximately as follows:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
1999........................................................  $28,979   $108,579
2000........................................................   11,916     91,564
2001........................................................       --      2,337
2002........................................................       --         --

NOTE M -- SEGMENT INFORMATION

     The Company has two reportable segments: drilling products and production equipment. The drilling products segment manufactures and distributes centralizers, which are a spiraled vane cementing sleeve and stand off tool that improves mud and cementation displacement in drilled oil wells. The production equipment segment carries on the business of developing, manufacturing and marketing valves for downhole sucker-rod pumps used in oil wells.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations not including nonrecurring gains and losses and foreign exchange gains and losses.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     The Company operates primarily in the United States and Canada. As of February 28, 1998 and 1997, and for each of the years then ended, the Company has operated in two industry segments, drilling products and production equipment, for which revenues, depreciation expense, operating loss, interest expense, net loss, and total assets are as follows:

     For fiscal year ended February 28, 1998:

                                             DRILLING     PRODUCTION
                                             PRODUCTS     EQUIPMENT       OTHER         TOTAL
                                            ----------    ----------    ----------    ----------
Revenues.................................   $2,700,245    $  481,423    $       --    $3,181,668
Depreciation expense.....................       22,043        58,366        12,694        93,103
Operating loss...........................       92,614     1,145,100     1,041,076     2,278,790
Interest expense.........................        7,171         9,309       107,082       123,562
Assets...................................    1,357,076       528,680       688,306     2,574,062

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

     For fiscal year ended February 28, 1997:

                                              DRILLING     PRODUCTION
                                              PRODUCTS     EQUIPMENT      OTHER        TOTAL
                                             ----------    ----------    --------    ----------
Revenues..................................   $2,592,491    $  766,256    $     --    $3,358,747
Depreciation expense......................       26,333        94,586      25,493       146,412
Operating (income) loss...................     (199,633)    1,837,678     959,865     2,597,910
Interest expense..........................        6,769        15,696     295,135       317,600
Assets....................................    1,074,028     1,452,778     150,796     2,677,602

     Information on the Company's geographic segments, based on the locations of the Company's operations, are as follows:

     For fiscal year ended February 28, 1998:

                                                 CANADA        U.S.        OTHER       TOTAL
                                                --------    ----------    -------    ----------
Revenues.....................................   $139,610    $3,042,058    $    --    $3,181,668
Operating loss...............................    328,468     1,929,037     21,285     2,278,790
Assets.......................................    127,343     2,446,719         --     2,574,062

     For fiscal year ended February 28, 1997:

                                                CANADA        U.S.        OTHER        TOTAL
                                               --------    ----------    --------    ----------
Revenues....................................   $291,836    $3,002,310    $ 64,601    $3,358,747
Operating loss..............................    883,067     1,513,938     200,905     2,597,910
Assets......................................    495,620     2,160,697      21,285     2,677,602

NOTE N -- SIGNIFICANT CUSTOMER AND MAJOR SUPPLIERS

     Sales to a significant customer in the drilling products segment represented 23% of total sales for the year ended February 28, 1998. At February 28, 1998, amounts due from that customer included in receivables were $57,436.

     Purchases from two principal suppliers, which were in excess of 10% of total direct costs for materials during the year ended February 28, 1998, were 35% and 28% of total purchases.

     Purchases from a principal supplier, which were in excess of 10% of total direct costs for materials during the year ended February 28, 1997, were 62% of total purchases.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The report of Grant Thornton LLP dated April 24, 1998 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles; however, the report was qualified due to uncertainties resulting from going concern issues.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on July 29, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Directors and Executive Officers of the Registrant" information required by
Item 9 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on July 29, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption "Beneficial Ownership Reporting Compliance" information required by Item 9 of Form 10-KSB as compliance with Section 16(a) of the Exchange Act and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on July 29, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Executive Compensation" information required by Item 10 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on July 29, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Security Ownership of Certain Beneficial Owners, Directors, and Management" information required by Item 11 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on July 29, 1998, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 12 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
          NO.                                      EXHIBITS
        -------                                    --------
           3.1           -- Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November
                            30, 1997)
           3.2           -- By-laws (incorporated by reference to the Company's Form
                            10-Q for the quarter ended November 30, 1997)
          *3.3           -- Amendment to Registrant's Bylaws
           4.1           -- Shareholders Protection Rights Plan (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.1           -- Distribution Agreement -- Downhole Products (UK), LTD
                            (incorporated by reference to the Company's Form 10-Q for
                            the quarter ended November 30, 1997)
          10.2           -- Wallace Robertson Inc. Consulting Agreement (incorporated by reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.3           -- Bill Jayroe Employment Agreement (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.4           -- Convertible Loan Agreement between the Company and TOSI,
                            L.P. dated October 16, 1997 (incorporated by reference to
                            the Company's Form 10-Q for the quarter ended November
                            30, 1997)
          10.5           -- Form of Warrant Agreement dated October 16,
                            1997 -- Marlin Investors, L.L.C. (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.6           -- Form of Warrant Agreement dated October 16,
                            1997 -- Charles A. Dickinson (incorporated by reference
                            to the Company's Form 10-Q for the quarter ended November
                            30, 1997)
          10.7           -- License Agreement -- Harlan King (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.8           -- Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16,
                            1997 -- Marlin Investors, L.L.C. (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.9           -- Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16,
                            1997 -- Charles A. Dickinson (incorporated by reference
                            to the Company's Form 10-Q for the quarter ended November
                            30, 1997)
          21.1           -- List of Operating Subsidiaries (incorporated by reference to the Company's Form 10-Q for the quarter ended November
                            30, 1997)
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith

     (b) Reports on Form 8-K

     During the fiscal quarter ended February 28, 1998, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FLOTEK INDUSTRIES INC.
                                            (Registrant)

                                            By:    /s/ WILLIAM G. JAYROE
                                              ----------------------------------
                                                      William G. Jayroe
                                                President and Chief Executive
                                                            Officer
June 11, 1998                                   (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                  /s/  WILLIAM G. JAYROE               President, Chief Executive         June 11, 1998
-----------------------------------------------------    Officer, and Director
                  William G. Jayroe                      (Principal Executive Officer)

                    /s/  SCOTT W. COOK                 Executive Vice President and       June 11, 1998
-----------------------------------------------------    Chief Financial Officer
                    Scott W. Cook                        (Principal Financial Officer,
                                                         Principal Accounting Officer)

                   /s/  GARY M. PITTMAN                Director                           June 11, 1998
-----------------------------------------------------
                   Gary M. Pittman

                  /s/  WALLACE ROBERTSON               Director                           June 11, 1998
-----------------------------------------------------
                  Wallace Robertson

                  /s/  DAVID A. SPENCER                Director                           June 11, 1998
-----------------------------------------------------
                  David A. Spencer

                   /s/  LARRY R. SHABEN                Director                           June 11, 1998
-----------------------------------------------------
                   Larry R. Shaben

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                      EXHIBITS
        -------                                    --------
           3.1           -- Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November
                            30, 1997)
           3.2           -- By-laws (incorporated by reference to the Company's Form
                            10-Q for the quarter ended November 30, 1997)
          *3.3           -- Amendment to Registrant's Bylaws
           4.1           -- Shareholders Protection Rights Plan (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.1           -- Distribution Agreement -- Downhole Products (UK), LTD
                            (incorporated by reference to the Company's Form 10-Q for
                            the quarter ended November 30, 1997)
          10.2           -- Wallace Robertson Inc. Consulting Agreement (incorporated by reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.3           -- Bill Jayroe Employment Agreement (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.4           -- Convertible Loan Agreement between the Company and TOSI,
                            L.P. dated October 16, 1997 (incorporated by reference to
                            the Company's Form 10-Q for the quarter ended November
                            30, 1997)
          10.5           -- Form of Warrant Agreement dated October 16,
                            1997 -- Marlin Investors, L.L.C. (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.6           -- Form of Warrant Agreement dated October 16,
                            1997 -- Charles A. Dickinson (incorporated by reference
                            to the Company's Form 10-Q for the quarter ended November
                            30, 1997)
          10.7           -- License Agreement -- Harlan King (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.8           -- Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16,
                            1997 -- Marlin Investors, L.L.C. (incorporated by
                            reference to the Company's Form 10-Q for the quarter
                            ended November 30, 1997)
          10.9           -- Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16,
                            1997 -- Charles A. Dickinson (incorporated by reference
                            to the Company's Form 10-Q for the quarter ended November
                            30, 1997)
          21.1           -- List of Operating Subsidiaries (incorporated by reference to the Company's Form 10-Q for the quarter ended November
                            30, 1997)
         *27.1           -- Financial Data Schedule

---------------

* Filed herewith