Form 10QSB
period 1998-05-31
FLOTEK INDUSTRIES INC/CN/
filed 1998-07-15
CIK 928054

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended May 31, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

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

                                 Yes (x) No ( )

As of May 31, 1998 the number of shares of common stock outstanding was
43,180,795

                       (Exhibit Index located on page 12)

           Transitional Small Business Disclosure Format (check one):

                                 Yes ( ) No (x)

Part I - Financial Information

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                               May 31,        February 28,
                                 ASSETS                         1998              1998
                                                            ------------      ------------
CURRENT ASSETS
    Cash                                                    $     25,211      $    634,511
    Accounts receivable, less allowance for doubtful
       accounts of $25,569 and $25,569                           570,870           427,466
    Inventory                                                  1,348,559         1,181,104
                                                            ------------      ------------
          Total current assets                                 1,944,640         2,243,081
FURNITURE AND EQUIPMENT                                          173,370           186,611
OTHER ASSETS                                                     142,428           144,370
                                                            ------------      ------------
                                                            $  2,260,438      $  2,574,062
                                                            ============      ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Note payable                                            $     30,000      $     40,000
    Current portion of long-term debt                            770,788           771,719
    Accounts payable and accrued liabilities                     623,546           739,656
    Accrued repurchase option                                    264,085           264,085
                                                            ------------      ------------
          Total current liabilities                            1,688,419         1,815,460
LONG-TERM DEBT                                                    12,090            19,338
COMMITMENTS                                                           --                --
SHAREHOLDERS' EQUITY
    Common stock - no par value; 100,000,000 shares
       authorized; 43,180,795 issued
       and outstanding                                        17,870,210        17,870,210
    Additional paid in capital                                   149,113           149,113
    Equity adjustment from foreign currency translation         (290,781)         (285,636)
    Accumulated deficit                                      (17,168,613)      (16,994,423)
                                                            ------------      ------------
                                                                 559,929           739,264
                                                            ------------      ------------
                                                            $  2,260,438      $  2,574,062
                                                            ============      ============



The accompanying notes are an integral part of these statements.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months
                                                            Ended May 31,

                                                      1998              1997
                                                  ------------      ------------
Sales                                             $    729,686      $    926,321
Costs and expenses:
    Cost of goods sold                                 347,819           529,776
    Selling                                            319,549           412,025
    General and administrative                         221,096           253,101
    Depreciation and amortization                       15,183            23,364
    Research and development                                --             4,521
                                                  ------------      ------------
                                                       903,647         1,222,787
                                                  ------------      ------------
          Loss from operations                         173,961           296,466
Other income (expense), net
    Interest                                           (42,436)          (17,659)
    Other                                               42,207            (1,232)
                                                  ------------      ------------
                                                          (229)          (18,891)
                                                  ------------      ------------
          Net loss                                $    174,190      $    315,357
                                                  ============      ============
Basic and diluted loss per share                  $       .004      $        .01
                                                  ============      ============
Weighted average number of shares outstanding       43,180,795        25,744,797
                                                  ============      ============

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months
                                                                           Ended May 31,

                                                                      1998           1997
                                                                   ---------      ---------
Cash flows from operating activities
    Net loss for the period                                        $(174,190)     $(315,357)
    Adjustments to reconcile net losses to net cash
       used in operating activities
       Depreciation and amortization                                  15,183         23,364
       Accretion of discount                                          12,130             --
       Change in assets and liabilities
          (Increase) Decrease in accounts receivable                (143,404)       169,964
          (Increase) Decrease in inventory                          (167,455)        25,115
          (Decrease) Increase in accounts payable and accrued
              liabilities                                           (116,110)        96,697
          Increase in due to related parties                              --          7,800
                                                                   ---------      ---------
              Net cash (used) provided in operating activities      (573,846)         7,583
Cash flows from investing activities
    Purchase of furniture and equipment                                   --        (20,551)
    Purchase of other assets                                              --         (4,823)
                                                                   ---------      ---------
              Net cash used by investing activities                       --        (25,374)
Cash flows from financing activities
    Proceeds from long-term debt and notes payable                        --         65,000
    Repayment of long-term debt and notes payable                    (30,309)       (20,977)
                                                                   ---------      ---------
              Net cash (used) provided by financing activities       (30,309)        44,023
Effect of exchange rates on cash                                      (5,145)            --
                                                                   ---------      ---------
Net (decrease) increase  in cash                                    (609,300)        26,232
Cash at beginning of year                                            634,511         91,641
                                                                   ---------      ---------
Cash at end of period                                              $  25,211      $ 117,873
                                                                   =========      =========
Supplementary information
    Interest paid                                                  $  19,755      $   3,754
    Income taxes paid                                                     --             --



The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

              The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998. The results of operations for the three month period ended May 31, 1998 are not necessarily indicative of the results expected for the full year.

Note 2 - Comprehensive Income

              Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company.

                                           Three Months Ended May 31,
                                              1998           1997
                                              ----           ----
Comprehensive income:
     Net Loss                              $(174,190)     $(315,357)
     Cumulative translation adjustment        (5,145)            --
                                           ---------      ---------
Total comprehensive income                 $(179,335)     $(315,357)
                                           =========      =========


Note 3 - Recent Accounting Pronouncements

              The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information, in the first quarter of 1998. SFAS No. 131 requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segment. Quarterly disclosures are not required in the first year of adoption.

Note 4 - Reclassifications and Restatements

              Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1998 classifications.

ITEM 2

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              MD&A includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, and the condition of the capital and equity markets.

              Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto.

Business Environment

              Flotek Industries Inc. (the "Company") is a supplier of engineered oilfield tools and equipment. The Company's products are used both for the drilling and production phases of oil and natural gas wells. The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment segment develops, manufactures and markets the Petrovalve + Plus(R) Pump Valve and the Petrovalve Gas Breaker Valve, which are valves for downhole sucker-rod pumps used in oil wells. The drilling products segment manufactures and distributes centralizers, which are spiraled vane cementing sleeves and stand off tools that improve mud and cementation displacement in drilled oil wells.

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

              While the Company anticipates continued long-term growth in the worldwide demand for hydrocarbons will result in increased spending by oil and gas companies for the development of the hydrocarbon supply, in recent years, oil and natural gas prices have reacted to actual and perceived changes in the supply of and demand for oil and natural gas, which has resulted in volatile levels of oil and gas exploration and drilling activity. This price volatility has created some market uncertainties. Historically, crude oil prices, natural gas prices and the number of rotary rigs in operation have been a significant factor in determining the amount of worldwide exploration and production expenditures. Lower oil prices have resulted in a reduction in the rig count and related drilling activity in the United States, and reductions in the exploration and development budgets of producers. As prices for oil have continued to decline, the Company and others in the industry have begun to experience a softening in demand for their products and services, in particular products associated with exploration activity and oil production. This reduction oil prices has particularly affected the demand for many of the Company's centralizer products. A significant or prolonged decline in future oil and natural gas prices would likely result in reduced exploration and development of oil and gas and a decline in the demand for the Company's drilling products and production equipment and could have an adverse financial effect on the Company. While these indicators are still very important, the Company believes a number of new trends are emerging which could positively affect the market for the Company's products. One of those trends is the expanded use of technology aimed at reducing the finding costs of oil and gas and the use of technology to extract that oil and gas from the well. Because of these and other industry trends, even with a limited decrease in both rig count and the price of oil and gas, the Company anticipates an increase in the acceptance of and use of its technologies. The Company's ability to benefit from the increased acceptance of its technologies will depend upon its ability to maintain adequate working capital.

RESULTS OF OPERATIONS

Revenue by Operating Segment:

                                                           Three months ended May 31,
                                                           -------------------------

                                                               1998         1997
                                                               ----         ----
REVENUES
    Drilling products segment                                $517,681     $796,847
    Production equipment segment                              212,005      129,474
                                                             --------     --------
Consolidated Revenues                                        $729,686     $926,321
                                                             ========     ========

Consolidated revenues were down 21% for the period ended May 31, 1998, as compared to the same period in 1997. Revenues from the drilling products segment decreased 35% as compared to the same period in 1997. Lower oil prices have resulted in a reduction in the rig count and related drilling activity in the United States and reductions in the exploration and development budgets of producers. This reduction in oil prices has particularly affected the demand for many of the Company's centralizer products, which are used in the drilling process. Revenues from the production equipment segment increased 64% for the year as compared to the same period in

1997. These improvements were due to the growth in the Latin American markets and redesign of the Petrovalve technology during fiscal year 1998. Although the Company believes that demand for these products should increase with any material increases in oil prices from their current low levels, there can be no assurance as to the timing or extent of such improvements. In addition, the Company's ability to benefit from the increased acceptance of its technologies will depend on its ability to maintain adequate working capital.

Costs and Expenses

The Company's consolidated gross margins increased from 43% in the first quarter of 1997 to 52% in the first quarter of 1998, primarily due to the sale of higher margin products. The Company's drilling products segment's gross margins declined from 44% in the first quarter of 1997 to 40% in the first quarter of 1998 due to increased pricing on the Company's products, primarily the Company's Spir-O-Lizer line of products. The cost of these premium zinc centralizers are significantly higher than the Company's other centralizer products, as the Spir-O-Lizer line of products are manufactured in Scotland which results in higher transportation costs. The Company's production equipment segment's gross margins increased from 38% in the first quarter of 1997 to 83% in the first quarter of 1998 primarily due to the Company's sale of certain inventory components from inventory quantities that were previously written-off in fiscal year 1998. The Company does not expect to maintain these current margins in the production equipment segment over an extended period of time.

Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down 22% as compared to the same period in 1997. This decrease was primarily attributed to the Company's on-going efforts to reduce marketing expenditures to acceptable levels. In connection with these efforts, the Company downsized its international salesforce, primarily in Canada during fiscal year 1998.

General corporate expenses were down 13% as compared to the same period in 1997. The decrease was the result of the Company's ongoing reduction of corporate overhead expenses. The administrative expense reduction effort is on-going and is designed to reduce redundant costs and improve the Company's ability to deliver higher levels of operational efficiency.

Interest Expenses

The increase in interest expense in the first quarter 1998, as compared to the first quarter 1997, reflects the issuance by the Company of a convertible loan in the principal amount of $750,000 in October 1997.

CAPITAL RESOURCES AND LIQUIDITY

              The Company has financed its growth to date from stock offerings, subordinated borrowings, and internally generated funds. The principal uses of its cash have been to fund the working capital needs of the Company.

              The Company had cash and cash equivalents of $25,211 at May 31, 1998, as compared to cash and cash equivalents of $634,511 at February 28, 1998. The overall decrease in the Company's working capital during the current period is attributed to an overall decrease in its cash balance. Cash flow used in operating activities was $573,846 primarily as a result of increased inventory levels, increased accounts receivable levels, and an overall decrease in accounts payable levels.

              The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has a debt payment of $750,000 due in October 1998. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is taking the following steps to provide the Company with adequate working capital:

o Management continues to reduce selling, general and administrative expenses.

o Management is adding complementary products lines to help diversify the Company's product mix, without increasing supporting expenditures.

o Management intends to secure new long-term equity financing for working capital purposes.

o Management intends to pursue with the lender the conversion of the existing $750,000 debt obligation to equity.

Risk Factors

              The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected:

o The Company's ability to raise additional working capital could be limited due to future operating losses and the existing level of short-term debt. Without the ability to raise operating capital, there would be substantial doubt about the Company's ability to continue as a going concern.

o Competitive factors including, but not limited to, the Company's limitations with respect to financial resources and its ability to compete against companies with substantially greater resources.

o     The Company's ability to control the amount of operating expenses.

o A significant portion of the Company's consolidated revenues are generated by the Company's drilling products segment. A further reduction in drilling activity could adversely affect future operating results.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended February 28, 1998)
    4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   27.1   Financial Data Schedule

(b) Reports on Form 8-K

During the fiscal quarter ended May 31, 1998, the Registrant filed no reports on Form 8-K.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              Flotek Industries Inc.
              (Registrant)

Date:         July 15, 1998                           By: /s/ William G. Jayroe
              President and Chief Executive Officer
              (Principal Executive Officer)

Date:         July 15, 1998                           By: /s/ Scott W. Cook
              Chief Financial Officer
              (Principal Financial Officer,
              Principal Accounting Officer)

                                  Exhibit Index

    3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended February 28, 1998)
    4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   27.1    Financial Data Schedule