Form 10QSB
period 1998-08-31
FLOTEK INDUSTRIES INC/CN/
filed 1998-10-15
CIK 928054

                                 UNITED STATES
                      SECURITIES AND  EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended August 31, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                         Commission file number  1-13270

                             FLOTEK INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

              ALBERTA                                   77-0709256
   (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                  Identification No.)

7030 EMPIRE CENTRAL DRIVE, HOUSTON, TEXAS                 77040
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

                          Yes (x)              No ( )

As of August 31, 1998 the number of shares of common stock outstanding was 43,180,795

                       (Exhibit Index located on page 12)

           Transitional Small Business Disclosure Format (check one):

                          Yes ( )              No (x)

Part I - Financial Information

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            August 31,       February 28,
                               ASSETS                         1998              1998
                                                           ------------      ------------
CURRENT ASSETS
   Cash                                                    $     69,210      $    634,511
   Accounts receivable, less allowance for doubtful
      accounts of $25,569 and $25,569                           469,450           427,466
   Inventory                                                    829,390         1,181,104
                                                           ------------      ------------
          Total current assets                                1,368,050         2,243,081
FURNITURE AND EQUIPMENT                                         149,992           186,611
OTHER ASSETS                                                    141,205           144,370
                                                           ------------      ------------
                                                           $  1,659,247      $  2,574,062
                                                           ============      ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                            $     30,000      $     40,000
   Current portion of long-term debt                            766,535           771,719
   Accounts payable and accrued liabilities                     562,771           739,656
   Accrued repurchase option                                    264,085           264,085
                                                           ------------      ------------
          Total current liabilities                           1,623,391         1,815,460
LONG-TERM DEBT                                                   12,802            19,338
COMMITMENTS                                                          --                --
SHAREHOLDERS' EQUITY
   Common stock - no par value; 100,000,000 shares
      authorized; 43,180,795 issued
      and outstanding                                        17,870,210        17,870,210
   Additional paid in capital                                   150,313           149,113
   Equity adjustment from foreign currency translation         (284,622)         (285,636)
   Accumulated deficit                                      (17,712,847)      (16,994,423)
                                                           ------------      ------------
                                                                 23,054           739,264
                                                           ------------      ------------
                                                           $  1,659,247      $  2,574,062
                                                           ============      ============



The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months                        Six Months
                                                          Ended August 31,                   Ended August 31,
                                                       1998             1997              1998              1997
                                                  ------------      ------------      ------------      ------------
Sales                                                  486,897           792,296      $  1,216,583      $  1,718,617

Costs and expenses:
   Cost of goods sold                                  400,979           413,135           748,798           942,911
   Selling                                             301,264           358,639           620,813           770,664
   General and administrative                          283,385           187,064           504,481           463,562
   Depreciation and amortization                        15,670            46,330            30,853            50,851
   Research and development                                 --             4,521                --             4,521
                                                  ------------      ------------      ------------      ------------
                                                     1,001,298         1,009,689         1,904,945         2,232,509

          Loss from operations                         514,401           217,393           688,362           513,892

Other income (expense), net
   Interest                                            (42,301)          (16,453)          (84,737)          (34,112)
   Other                                                12,468               973            54,675            (1,201)
                                                  ------------      ------------      ------------      ------------
                                                       (29,833)          (15,480)          (30,062)          (35,313)

Net loss                                          $    544,234      $    232,873      $    718,424      $    549,205

Basic and diluted loss per share                  $      0.013      $      0.009      $      0.017      $      0.021

Weighted average number of shares outstanding       43,180,795        25,744,797        43,180,795        25,744,797





The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months
                                                                       Ended August 31,
                                                                     1998          1997
                                                                  ---------      ---------
Cash flows from operating activities
   Net loss for the period                                        $(718,424)     $(549,205)
   Adjustments to reconcile net losses to net cash
      used in operating activities
      Depreciation and amortization                                  30,853         50,851
      Accretion of discount                                          44,261             --
      Compensatory stock options                                      1,200             --
      Write-off of Inventory                                         98,170             --
      Severance provision                                            80,635             --
      Loss on disposal of capital assets                              8,931             --
      Change in assets and liabilities
          (Increase) Decrease in accounts receivable                (41,984)       177,813
          Decrease (Increase) in inventory                          253,544       (130,511)
          (Decrease) Increase in accounts payable and accrued
                liabilities                                        (257,520)       268,491
          Increase in due to related parties                             --         52,685
                                                                  ---------      ---------
             Net cash (used) provided in operating activities      (500,334)      (129,876)

Cash flows from investing activities
   Purchase of furniture and equipment                                   --        (17,239)
   Purchase of other assets                                              --         (6,599)
                                                                  ---------      ---------
             Net cash used by investing activities                       --        (23,838)

Cash flows from financing activities
   Proceeds from long-term debt and notes payable                        --        136,024
   Repayment of long-term debt and notes payable                    (65,981)       (52,899)
                                                                  ---------      ---------
             Net cash (used) provided by financing activities       (65,981)        83,125

Effect of exchange rates on cash                                      1,014             --
                                                                  ---------      ---------
Net (decrease) increase  in cash                                   (565,301)       (70,589)

Cash at beginning of year                                           634,511         91,641
                                                                  ---------      ---------
Cash at end of period                                             $  69,210      $  21,052
                                                                  =========      =========
Supplementary information
   Interest paid                                                  $  40,693      $   3,754
   Income taxes paid                                                     --             --



The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

         The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998. The results of operations for the three-month period ended August 31, 1998 are not necessarily indicative of the results expected for the full year.

Note 2 - Comprehensive Income

         Comprehensive income as defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company.

                                          Six Months Ended August 31,
                                            1998               1997
                                          ---------         ---------
Comprehensive income:
    Net Loss                              $(718,424)        $(549,205)
    Cumulative translation adjustment         1,014                --
                                          ---------         ---------
Total comprehensive income                $(717,410)        $(549,205)
                                          =========         =========


Note 3 - Recent Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information, in the first quarter of 1998. SFAS No. 131 requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to the segment. Quarterly disclosures are not required in the first year of adoption.

Note 4 - Reclassifications and Restatements

         Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1998 classifications.

ITEM 2

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, and the condition of the capital and equity markets.

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

         While the Company anticipates continued long-term growth in the worldwide demand for hydrocarbons will result in increased spending by oil and gas companies for the development of the hydrocarbon supply, in recent years, oil and natural gas prices have reacted to actual and perceived changes in the supply of and demand for oil and natural gas, which has resulted in volatile levels of oil and gas exploration and drilling activity. This price volatility has created some market uncertainties. Historically, crude oil prices, natural gas prices and the number of rotary rigs in operation have been a significant factor in determining the amount of worldwide exploration and production expenditures. Lower oil prices have resulted in a reduction in the rig count and related drilling activity in the United States, and reductions in the exploration and development budgets of producers. As prices for oil have continued to decline and remain depressed, the Company and others in the industry continue to experience a softening in demand for their products and services, in particular products associated with exploration activity and oil production. This reduction in oil prices has particularly affected the demand for many of the Company's centralizer products. A significant or prolonged decline in future oil and natural gas prices would likely result in reduced exploration and development of oil and gas and a decline in the demand for the Company's drilling products and production equipment and could have an adverse financial effect on the Company. In addition, the Company's ability to benefit from the increased acceptance of its technologies will depend on its ability to maintain adequate working capital.

RESULTS OF OPERATIONS

Revenue by Operating Segment:

                                 Three months ended August 31,
                                 -----------------------------
                                      1998          1997
                                    --------     --------
REVENUES
   Drilling products segment        $419,942     $654,993
   Production equipment segment       66,955      137,303
                                    --------     --------
Consolidated Revenues               $486,897     $792,296
                                    ========     ========


         Consolidated revenues were down $305,399, or 39% for the quarter ended August 31, 1998, as compared to the same period in 1997. Revenues from the drilling products segment decreased 36% as compared to the same period in 1997. Lower oil prices have resulted in a reduction in the rig count and related drilling activity in the United States and reductions in the exploration and development budgets of producers. This reduction in oil prices has particularly affected the demand for many of the Company's centralizer products, which are used in the drilling process. Revenues from the production equipment segment decreased 51% for the second quarter as compared to the same period in 1997. The overall decrease was attributed to a decline in demand for the Company's artificial lift products due to lower oil prices and an associated drop in heavy oil drilling activity primarily in Canada and other marginal oil production activity. Comparing the Company's second quarter in 1998 to the same period in

1997, the North American active rotary rig count as reported by Baker Hughes decreased 20%. The average international rig count declined slightly in the second quarter of 1998, as compared to the second quarter of 1997.

Costs and Expenses

         The Company's consolidated gross margins decreased from 48% in the quarter ended August 31, 1997 to 18% in the quarter ended August 31, 1998. The Company's drilling products segment gross margins declined from 44% in the quarter ended August 31, 1997 to 17% in the quarter ended August 31, 1998. The overall decline was attributed to freight charges that were written-off in the Company's drilling products segment as a result of the termination of it's exclusive distribution agreement with Downhole Products Plc., the Company's supplier of it's Spir-O-Lizer line of products. As stated in the distribution agreement, Downhole Products Plc. was required to repurchase the Company's entire Spir-O-Lizer inventory at the original invoice price, excluding all transportation costs incurred by the Company for transporting the inventory from Scotland to it's Houston facility. As a result of the termination of the distribution agreement, $98,170 in freight costs were charged against cost of sales during the quarter.

         Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down 16% in the second quarter as compared to the same period in 1997. This decrease was primarily attributed to the Company's on-going efforts to reduce marketing expenditures to acceptable levels. In connection with these efforts, the Company downsized its international salesforce, primarily in Canada during fiscal year 1998.

         General corporate expenses increased in the second quarter by $96,321, or 51% as compared to the same period in 1997. The increase was attributed to a severance provision of $80,635 for the departure of William G. Jayroe, the Company's President and Chief Executive Officer. In addition, the Company incurred additional legal expenses associated with the Company's change in reporting requirements in the United States. When the Company ceased to be a foreign private issuer, it was no longer eligible to utilize Form 20-F and 6-K or other forms utilized under the integrated disclosure system for foreign private issuers. The Company must now comply with the reporting requirements required by the Securities and Exchange Act of 1934.

Interest Expenses

         The increase in interest expense in the quarter ended August 31, 1998, as compared to the quarter ended August 31, 1997, reflects the issuance by the Company of a convertible loan in the principal amount of $750,000 on October 16, 1997.


CAPITAL RESOURCES AND LIQUIDITY

         The Company has financed its growth to date from stock offerings, subordinated borrowings, and internally generated funds. The principal uses of its cash have been to fund the working capital needs of the Company.

         The Company had cash and cash equivalents of $69,210 at August 31, 1998, as compared to cash and cash equivalents of $634,511 at February 28, 1998. The overall decrease in the Company's working capital during the current period is attributed to an overall decrease in its cash balances, decreased inventory levels as a result of Downhole Products Plc.'s requirement to repurchase the Company's entire Spir-O-Lizer inventory, and the increase in short term debt. Cash flow used in operating activities was $500,334 primarily as a result of it's net loss for the period.

         The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has a debt payment of $750,000 due on October 16, 1998. Management is currently negotiating with the lender for an extension of the debt obligation. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is taking the following steps to provide the Company with adequate working capital:

o Management continues to reduce selling, general and administrative expenses.

o Management is adding complementary products lines to help diversify the Company's product mix, without increasing supporting expenditures.

o Management intends to secure new long-term equity financing for working capital purposes.

o Management is negotiating with the lender an extension or conversion of the existing $750,000 debt obligation to equity.

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

     3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

     3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

     3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended February 28, 1998)

     4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

   *27.1  Financial Data Schedule

   * filed herewith

(b)  Reports on Form 8-K

During the fiscal quarter ended August 31, 1998, the Registrant filed no reports on Form 8-K.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FLOTEK INDUSTRIES INC.
                                        (Registrant)

Date:    October 15, 1998               By: /s/ Jerry Dumas
                                        President and Chief Executive Officer
                                        (Principal Executive Officer, Principal
                                        Financial Officer, Principal Accounting
                                        Officer)

                                 Exhibit Index

  EXHIBIT
  NUMBER                           DESCRIPTION
  -------                          -----------
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

   *27.1  Financial Data Schedule

   * filed herewith