Form 10QSB
period 1998-11-30
FLOTEK INDUSTRIES INC/CN/
filed 1999-01-15
CIK 928054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended November 30, 1998

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                        Commission file number  1-13270

                            FLOTEK INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)

                ALBERTA                                     77-0709256
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                       Identification No.)

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

                    Yes (X)                         No ( )

As of November 30, 1998 the number of shares of common stock outstanding was 45,680,795


           Transitional Small Business Disclosure Format (check one):

                    Yes ( )                         No (X)

Part I - Financial Information

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                      November 30,           February 28,
                            ASSETS                                        1998                   1998
                                                                  --------------------   --------------------
CURRENT ASSETS
 Cash                                                                    $          -           $    634,511
 Accounts receivable, less allowance for doubtful
   accounts of $39,988 and $25,569                                            238,337                427,466
 Inventory                                                                    861,074              1,181,104
                                                                         ------------           ------------
     Total current assets                                                   1,099,411              2,243,081
FURNITURE AND EQUIPMENT                                                       111,972                186,611
OTHER ASSETS                                                                  139,195                144,370
                                                                         ------------           ------------
                                                                         $  1,350,578           $  2,574,062
                                                                         ============           ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Note payable                                                            $     45,000           $     40,000
 Current portion of long-term debt                                            774,323                771,719
 Accounts payable and accrued liabilities                                     510,517                739,656
 Accrued repurchase option                                                          -                264,085
                                                                         ------------           ------------
     Total current liabilities                                              1,329,840              1,815,460
LONG-TERM DEBT                                                                 10,061                 19,338
COMMITMENTS                                                                         -                      -
SHAREHOLDERS' EQUITY
 Common stock  no par value; 100,000,000 shares
   authorized; 45,680,795 issued
   and outstanding                                                         18,134,295             17,870,210
 Additional paid in capital                                                   150,313                149,113
 Equity adjustment from foreign currency translation                         (288,965)              (285,636)
 Accumulated deficit                                                      (17,984,966)           (16,994,423)
                                                                         ------------           ------------
                                                                               10,677                739,264
                                                                         ------------           ------------
                                                                         $  1,350,578           $  2,574,062
                                                                         ============           ============


The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months                        Nine Months
                                                  Ended November 30,                  Ended November 30,
                                                1998              1997              1998              1997
                                           ---------------   ---------------   ---------------   --------------
Sales                                             357,089           822,397       $ 1,573,672      $ 2,541,014
Costs and expenses:
 Cost of goods sold                               220,469           453,613           969,267        1,396,524
 Selling                                          226,458           339,226           847,271        1,109,890
 General and administrative                       149,920           276,967           654,401          741,984
 Depreciation and amortization                     13,323            14,925            43,176           65,776
 Research and development                               -                 -                 -            3,066
                                              -----------       -----------       -----------      -----------
                                                  609,170         1,084,731         2,514,115        3,317,240
     Loss from operations                         252,081           262,334           940,443          776,226
Other income (expense), net
 Interest                                         (27,431)          (27,759)         (112,168)         (61,871)
 Other                                              7,393            10,825            62,068            9,624
                                              -----------       -----------       -----------      -----------
                                                  (20,038)          (16,934)          (50,100)         (52,247)
Net loss                                      $   272,119       $   279,268       $   990,543      $   828,473
Basic and diluted loss per share                    $0.01             $0.01             $0.02            $0.03
Weighted average number of shares
 outstanding                                   45,680,795        25,744,797        44,014,128       25,744,797



The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months
                                                                               Ended November 30,
                                                                             1998              1997
                                                                       ----------------   ---------------
Cash flows from operating activities
 Net loss for the period                                                     $(990,543)       $ (828,473)
 Adjustments to reconcile net losses to net cash
   used in operating activities
   Depreciation and amortization                                                43,176            65,776
   Accretion of discount                                                        55,326                 -
   Compensatory stock options                                                    1,200                 -
   Write-off of Inventory                                                       98,170                 -
   Severance provision                                                          80,635                 -
   Loss on disposal of capital assets                                           24,638                 -
   Change in assets and liabilities
     Decrease in accounts receivable                                           189,129           215,164
     Decrease (Increase) in inventory                                          221,860          (213,283)
     (Decrease) Increase in accounts payable and
      accrued liabilities                                                     (309,774)           30,924
                                                                             ---------        ----------
       Net cash (used) provided in operating activities                       (586,183)         (729,893)
Cash flows from investing activities
 Proceeds from sale of capital assets                                           12,000                 -
 Purchase of capital assets                                                          -            (6,500)
 Purchase of other assets                                                            -            (7,383)
                                                                             ---------        ----------
       Net cash provided (used) by investing activities                         12,000           (13,883)
Cash flows from financing activities
 Proceeds from issuance of share capital, net of costs                               -         1,250,000
 Proceeds from long-term debt and notes payable                                 15,000           815,000
 Repayment of long-term debt and notes payable                                 (75,328)         (330,036)
                                                                             ---------        ----------
       Net cash (used) provided by financing activities                        (60,328)        1,734,964
Net (decrease) increase  in cash                                              (634,511)          991,188
Cash at beginning of year                                                      634,511            91,641
                                                                             ---------        ----------
Cash at end of period                                                        $    -           $1,082,829
Supplementary information
 Interest paid                                                               $  64,355        $   66,553
 Income taxes paid                                                                   -                 -


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1998. The results of operations for the three-month period ended November 30, 1998 are not necessarily indicative of the results expected for the full year.


Note 2 - Comprehensive Income

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

                                            Three Months Ended             Nine Months Ended
                                               November 30,                  November 30,
                                            1998           1997           1998           1997
                                        ------------   ------------   ------------   ------------
Comprehensive income:
Net Loss                                    $272,119       $279,268       $990,543       $828,473
Cumulative translation adjustment              4,343              -          3,329              -
                                            --------       --------       --------       --------
Total comprehensive income                  $276,462       $279,268       $993,872       $828,473
                                            ========       ========       ========       ========

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


Note 4 - Reclassifications and Restatements

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1998 classifications. These reclassifications had no impact on net income or shareholders' equity.


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

The worldwide price of oil has declined significantly since late 1997, with prices having dropped as much as 40% to under $13 per barrel for spot deliveries. This decline has attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter, and high inventory levels of oil and gas. The depressed economic conditions in Southeast Asia also have had a negative effect on the economies in other regions around the world and the associated demand for oil in those regions. These conditions have resulted in substantially lower rig utilization rates in the United States and Canadian land markets as well as less dramatic declines in the United States offshore markets as the Company's customers have begun to reevaluate their exploration and development plans for
1998 in light of current lower oil prices.   The above factors have particularly
affected the demand for many of the Company's centralizer products. A prolonged decline in future oil and natural gas prices would likely result in reduced exploration and development of oil and gas and a decline in the demand for the Company's drilling products and could have an adverse financial effect on the Company.

Within the United States and Canada, the Company's artificial lift segment has experienced declines in revenue as demand and pricing has fallen with the lower rig count and oil production activity. The artificial lift segment has been particularly affected by large declines in demand for its equipment used for the production of heavy oil and other wells that are highly dependent on oil prices.

If crude oil prices remain at or below current levels for a prolonged period of time, management believes demand for products and services could continue to be adversely impacted in the U.S. and certain other markets. The Company currently anticipates that under current market conditions the demand for its current products and services will decline during the remainder of fiscal year 1999.
The declines will be most significant in the Company's drilling products segment.

In response to the current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in employment, the reduction of certain operating expenses, and disposal of certain lower margin product lines.

RESULTS OF OPERATIONS

Revenue by Operating Segment:

                                          Three Months Ended                        Nine Months Ended
                                             November 30,                              November 30,
                                       1998                1997                 1998                  1997
                                 -----------------   -----------------   -------------------   ------------------
Drilling Products                         $321,684            $725,521            $1,259,307           $2,156,621
Production Equipment                        35,405              96,876               314,365              384,393
                                          --------            --------            ----------           ----------
                                          $357,089            $822,397            $1,573,672           $2,541,014
                                          ========            ========            ==========           ==========

Consolidated revenues were down $465,308, or 57% for the quarter ended November 30, 1998, as compared to the same period in 1997, primarily due to the effect of lower oil prices resulting in certain customers' decision to limit investments in exploration, drilling and production activities. Revenues from the drilling products segment decreased 56% in the quarter as compared to the same period in 1997. Lower oil prices have resulted in a reduction in the rig count and related drilling activity in the United States and reductions in the exploration and development budgets of producers. This reduction in oil prices has particularly affected the demand for many of the Company's centralizer products, which are used in the drilling process. Revenues from the production equipment segment decreased 63% in the quarter as compared to the same period in 1997.
The overall decrease was attributed to a decline in demand for the Company's artificial lift products due to lower oil prices, an associated drop in heavy oil drilling activity primarily in Canada and other marginal oil production activity. There were only 190 rigs drilling for U.S. oil in November 1998, the lowest number on record and a 50 percent decline since November 1997, according to the latest Baker-Hughes Inc. rig count.


Costs and Expenses

The Company's consolidated gross margins decreased from 45% in the quarter ended November 30, 1997 to 38% in the quarter ended November 30, 1998. The Company's drilling products segments gross margins declined from 43% in the quarter ended November 30, 1997 to 36% in the quarter ended November 30, 1998. The decline in gross margins is attributed to pricing pressures in the Company's centralizer line of products. The worldwide price of oil has declined significantly since late 1997. These price declines have resulted in substantially lower rig utilization rates in the United States offshore markets as the Company's customers have begun to reevaluate their exploration and development plans for 1998 in light of current lower oil prices. This has particularly affected the demand for many of the Company's centralizer products. As a result, the Company has been forced to reduce the selling price of such products. The Company's production equipment segments gross margins increased from 57% in the quarter ended November 30, 1997 to 63% in the quarter ended November 30, 1998 due to the Company's sale of certain inventory components from inventory quantities that were previously written-off in fiscal year 1998.

Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down $112,768, or 33% in the third quarter as compared to the same period in 1997. In response to the current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in the Company's sales-force.

General corporate expenses decreased in the third quarter by $127,047, or 46% as compared to the same period in 1997. In response to the current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in the Company's corporate overhead.

Interest Expenses

Overall interest expense for the quarter ended November 30, 1998 remained relatively consistent with interest expense for the quarter ended November 30, 1997, as overall debt level remained relatively constant.


CAPITAL RESOURCES AND LIQUIDITY

The Company has financed its growth to date from stock offerings, subordinated borrowings, and internally generated funds. The principal uses of its cash have been to fund the working capital needs of the Company.

The Company had no cash on hand at November 30, 1998, as compared to cash and cash equivalents of $634,511 at February 28, 1998. The overall decrease in the Company's working capital during the current period is attributed to an overall decrease in its cash balances.

YEAR 2000 ISSUE

The Year 2000 issue is the risk that information systems, computers, equipment and products using date-sensitive software or containing computer chips with two-digit date fields will be unable to correctly process the Year 2000 date change. If not identified and corrected prior to the Year 2000, failures could occur in the software, hardware, equipment and products of the Company and its suppliers, vendors and customers that could result in interruptions of the Company's business. Any of such failures could have a material impact on the Company.

The Company is currently assessing the cost and uncertainties related to the Year 2000 issue using internal and external resources. Based on preliminary information, the Company currently believes that it has substantially addressed the Year 2000 issues with respect to its software, hardware and products without significant impact on its operations. The estimated costs associated with achieving Year 2000 compliance are not expected to have a material impact on the Company's financial condition or results of operations. There is inherent uncertainty in the Year 2000 problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Company has designated personnel responsible to identify and respond to these issues and once all identifications and reviews are completed, a contingency plan will be developed to mitigate the risk of business interruption.


The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has a debt payment of $750,000 due on January 14, 1999. Management is currently negotiating with the lender for an extension of the debt obligation. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is taking the following steps to provide the Company with adequate working capital:


 .  Management continues to reduce selling, general and administrative expenses.

 . Management intends to secure new long-term equity financing for working capital purposes.

 . Management is negotiating with the lender an extension or conversion of the existing $750,000 debt obligation to equity.

Risk Factors

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected:

 . The Company's ability to raise additional working capital could be limited due to future operating losses and the existing level of short-term debt. Without the ability to raise operating capital, there would be substantial doubt about the Company's ability to continue as a going concern.

 . Competitive factors including, but not limited to, the Company's limitations with respect to financial resources and its ability to compete against companies with substantially greater resources.

 .  The Company's ability to control the amount of operating expenses.

 . The Company's drilling products segment generates a significant portion of the Company's consolidated revenues. A further reduction in drilling activity could adversely affect future operating results.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

   3.1 Articles of Incorporation (incorporated by 10-Q for the quarter ended November 30, 1997) reference to the Company's Form
   3.2    By-laws (incorporated by reference to the quarter ended November 30,
          1997) Company's Form 10-Q for the
   3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended February 28, 1998)
   4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
 *27.1    Financial Data Schedule

*  filed herewith

(b) Reports on Form 8-K

During the fiscal quarter ended November 30, 1998, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FLOTEK INDUSTRIES INC.
                                    (Registrant)

Date:  January 15, 1998             By: /s/ Jerry Dumas
                                    President and Chief Executive Officer
                                    (Principal Executive Officer, Principal
                                    Financial Officer, Principal Accounting
                                    Officer)

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