Form 10KSB
period 1999-02-28
FLOTEK INDUSTRIES INC/CN/
filed 1999-06-14
CIK 928054

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 1999

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

                             Yes (x)        No ( )

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for the Company's 1999 fiscal year were $1,793,709

The aggregate market value of Common Stock held by nonaffiliates as of June 9, 1999, determined using the share closing price on the OTC of $.06 (United States Dollar) on that date was $2,740,848.

There were 45,680,795 shares of the Registrant's Common Stock outstanding on February 28, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

ITEM 1. - DESCRIPTION OF BUSINESS.

Business

       Flotek Industries Inc. (hereafter the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status by continuing under the laws of the Province of Alberta.
Flotek is headquartered in Houston, Texas and its common shares have been listed on the Vancouver Stock Exchange and the OTC Bulletin Board market. On April 7, 1999, the Company received notice from the Vancouver Stock Exchange regarding the acceptance of the Company's request to voluntarily delist and that the last day of trading of the common shares of the Company on the Vancouver Stock Exchange was April 21, 1999. The Company's common stock continues to be traded in the United States on the OTC Bulletin Board market.

       The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment division develops, manufactures and markets the Petrovalve + Plus(R) Pump Valve and the Petrovalve Gas Breaker Valve, which are valves for downhole sucker-rod pumps used in oil wells. The drilling products division manufactures and distributes centralizers, which are spiraled vane cementing sleeves and stand off tools that improve mud and cementation displacement in drilled oil wells.

Production Equipment

       The Company has focused on the development of its proprietary and patented technologies: the Petrovalve + Plus(R) Pump Valve and the Petrovalve Gas Breaker Valve. Both patented products are valves used in down-hole sucker-rod pumps. The Petrovalve

Gas Breaker Valve provides a solution to gas lock problems. Both valves offer producers operating advantages by performing more efficiently and lasting longer than the traditional ball and seat valves. Flotek's original technology was developed in concert with several university research departments, including the University of Alberta and is the subject of various patents and patent applications. The Company's primary production equipment customers are the 400 North American oil producers, including 30 major oil companies.

       The Company's competition in the production equipment market is comprised of ball-and-seat manufacturers as well as rod-pump manufacturers. There is substantial competition in the oilfield industry, which the Company assumes will remain at current levels for the foreseeable future; however, there is no other significant proprietary artificial lift technology in the downhole sucker-rod pump market. The pump manufacturers manufacture the same type of equipment and can only set themselves apart by better service, delivery and pricing. Presently, ball-and-seat manufacturers produce the majority of ball-and-seat valves for manufacturers of rod-pumps, yet, the rod-pump manufacturer is not considered to be in competition with the ball-and-seat manufacturer. While the Petrovalve Plus valve product line is manufactured by leading ball-and-seat manufacturers, it is the rod-pump manufacturer that assumes the competitive posture. This competition is a direct result of who controls the distribution of ball-and-seat valves, i.e. the rod-pump manufacturer.

       The Company's largest competitors with respect to its production equipment product line engage primarily in the manufacturing and direct sale of new equipment. These large manufacturers include Harbison Fischer, Halliburton, Continental EMSCO, and Weatherford International, Inc. within the United States. These companies tend to concentrate on the sale of new equipment, (down-hole sucker rod pumps and associated equipment), with sales to the customers through their regional and local pump repair facilities.

       The Company utilizes outside manufactures under license arrangements to manufacture its patented products. The Company currently uses: A-1 Carbide in California, Reinhold Industries in Edmonton, Alberta and Aves Industries in North Texas to manufacture the Petrovalve components. The Company's valve products are sold directly to the end user, the oil company, and distributed through pump repair facilities and regional oilfield supply stores. The Company uses agents and distributors in the international arena to market its products.

Drilling Products

       Flotek's drilling products division distributes and services several products that enhance oil and gas well cementing programs and the safety and effectiveness of the drilling process. Its primary product is the Cementing Turbulator, which the Company began distributing in March of 1994, when it acquired Turbeco Inc., an oilfield service company. The Turbulator is a steel sleeve, which is placed over pipe before the cementation process of pipe or casing. This pipe or casing is commonly cemented in the open hole section of a recently drilled oil well. The main purpose of this tool is to provide maximum standoff and improve mud displacement to obtain the best cement bond. The Company was one of the first companies to distribute spiral vaned cementing turbulators. The Turbulator has gained widespread acceptance through its proven ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications.

       The Company's Drilling Products customers are made up of the 400 North American oil producers, including 30 major oil companies that are involved in exploration and the drilling and cementation of oil wells. The Company's active customer base is well distributed between major oil companies and smaller independent operators. The Company's marketing area includes the Gulf of Mexico. As a result of the addition of the patented D-Mudder technology, the Company has negotiated the distribution and representation of its drilling products on a global basis with several major oil-field service providers that have existing world-wide distribution. Currently the Company's primary competitors with respect to its drilling products are: Weatherford International, Inc., Franks Casing Crews, Ray Oil Tools and Milam Tool Company.

Product Demand

       Currently, the worldwide price of oil has declined, with prices having recently dropped as much as 40% to under $13 per barrel for spot deliveries.
The North American and international rig counts are at historical or near historical lows. Our operations were materially affected by the decline in the rig count during 1998 and 1999 to date. A continuation of the rig count at its current level for a prolonged period of time will adversely affect our results as demand for oil related products and services would continue to fall because of the uncertainty relating to the future. In addition, any further declines in the current worldwide rig count or drilling activity will further reduce the demand for our drilling products and services and will have a material adverse effect on the Company's financial condition and results of operations.

       Even with the current uncertainty related to drilling activity, we believe the principal factor behind a recovery will be a reduction in the supply of oil and natural gas as production rates decline due to the current reduction in drilling activity. Recent proposed production cuts by the oil producing countries may also result in improved market conditions to the extent those cuts are actually implemented. However, the extreme volatility of our markets makes predictions regarding results for 1999-2000 difficult to make.

Patents

       The Company has followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. The Company believes its patents and trademarks to be adequate for the conduct of its business.

International Operations

       The Company's operations are subject to the risks inherent in doing business in multiple countries with various legal and political policies. These risks include war, boycotts, political changes, and changes in currency exchange rates. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, management believes these risks to be acceptable. Even though the majority of the Company's operations are located in the United States, there can be no assurance that an occurrence of any one of these events in our international operations would not have a material adverse effect on its operations.

Employees

       As of February 28, 1999, the Company employed approximately 12 employees. The Company considers its relations with its employees to be generally satisfactory. The reduction in the number of employees from the prior year was attributable to the down turn in the industry and our attempts to control costs.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

       The Company leases 12,964 square feet of space at 7030 Empire Central Drive, in Houston, Texas, where the Company's headquarters are located. In addition, the Company leases a 2,000 square foot sales office and warehouse in Lafayette, Louisiana. The Company believes that its distribution and sales facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

       In the ordinary course of business, the Company became the subject of various claims and litigation. The following suits against the Company are pending:

       Milam Tools, Inc. and its owner, Jack Milam, have filed a federal court suit against Flotek Industries Inc. and its wholly-owned subsidiary Turbeco, Inc., alleging infringement of the complainant's patent. The complaint filed is not specific about the claimed infringements, and general counsel for the respondents has stated that more details of the claim will be elicited though discovery procedures. General counsel believes the claim to be without merit and will proceed with the defense for the Companies.

       William Jayroe, former President and Chief Executive Officer, has filed a request for arbitration of his dispute with the company relating to his employment agreement. General counsel is handling the arbitration. General counsel believes any outcome from any arbitration will not have a material effect on the financial condition and operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's common stock has been traded on the Vancouver Stock Exchange in Vancouver, British Columbia, under the symbol "FTK", and the OTC Bulletin Board markets in the United States, under the symbol "FOTDF." On April 7, 1999, the Company received notice from the Vancouver Stock Exchange regarding the acceptance of the Company's request to voluntarily delist and that the last day of trading of the common shares of the Company on the Vancouver Stock Exchange was April 21, 1999. The Company's common stock will continue to be traded in the United States on the OTC Bulletin Board market. The Company's common shares commenced trading on the Vancouver Stock Exchange in June 1986. The high and low closing sale prices as quoted in Canadian dollars as reported by the Vancouver Stock Exchange, were as follows for the quarterly periods indicated:



                Year Ended February 28, 1999                                 High           Low
                                                                          -----------   ------------
                Fiscal Quarter Ended May 31, 1998                                0.28           0.11
                Fiscal Quarter Ended August 31, 1998                             0.15           0.05
                Fiscal Quarter Ended November 30, 1998                           0.18           0.04
                Fiscal Quarter Ended February 28, 1999                           0.14           0.03

                Year Ended February 28, 1998
                Fiscal Quarter Ended May 31, 1997                                0.40           0.24
                Fiscal Quarter Ended August 31, 1997                             0.34           0.13
                Fiscal Quarter Ended November 30, 1997                           0.50           0.14
                Fiscal Quarter Ended February 28, 1998                           0.23           0.11
                                                                                                0.05

Holders of Record

       At February 28, 1999, the Company had approximately 125 holders of record of the Company's common stock.

Dividends

       The Company has not declared a cash dividend during the last two fiscal years. In addition, there is a convertible loan agreement dated October 16, 1997 from TOSI LLP which prohibits the Company from declaring or paying any dividends.

Recent Sales of Unregistered Securities

       None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Business Environment

       Flotek consists of two divisions, which provide products and services used in the drilling and production of oil and gas wells. The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. Low oil prices have reduced the funds available to our clients to explore for and produce oil and gas and have made the exploration and production of oil reserves in various locations uneconomical. The capital budgets of our customers have been reduced and delayed because of industry consolidations and market uncertainties as to future oil prices. The reduction in exploration and production activity during 1998 and 1999 to date has impacted our businesses through lower revenues, pricing pressures and reduced margins. Reduced exploration activity has reduced the demand for the products and services provided by us serving the drilling markets. Our drilling products have been the most significantly affected.

       In addition, our production equipment was severely affected by the recent declines in oil prices. These declines were particularly felt in our North American and South American operations where historically our customers are located. We expect that oil production and demand for our products in North and South America will not likely return to prior levels as a result of the recent declines in oil prices and associated reduction in drilling for and production of oil.

RESULTS OF OPERATIONS

Revenue by Operating Segment:

                                                      Year Ended February 28,
                                                  -------------------------------
                                                       1999             1998
                                                  --------------   --------------
REVENUES
 Drilling products segment                            $1,451,519       $2,700,245
 Production equipment segment                            342,190          481,423
                                                      ----------       ----------
Consolidated Revenues                                 $1,793,709       $3,181,668
                                                      ==========       ==========

       Consolidated revenues were down 44% for the year ended February 28, 1999, as compared to the same period in 1998. Revenues from the drilling products segment decreased 46% as compared to the same period in 1998. The North American rig counts are at historical or near historical lows due to recent declines in oil prices. Our operations were materially affected by the decline in the rig count during 1998 and 1999. This reduction in exploration activity has reduced the demand for the Company's drilling products and services. Revenues from the production equipment segment were down 29% for the year as compared to the same period in 1998. The Company's production equipment revenue was severely affected by the recent declines in oil prices. These declines were particularly felt in our North American and South American operations where historically our customers are located. In addition, the Company's lack of sufficient working capital for inventory requirements and marketing hindered the sales effort. The Company's ability to benefit from the increased acceptance of its technologies will depend on its ability to maintain adequate working capital.

Costs and Expenses

       Consolidated gross margins increased from 23% in 1998 to 36% in 1999. However, in the fourth quarter of 1998, the Company wrote-down the cost of a portion of its Petrovalve inventory due to the redesign and improvement of its Petrovalve technology. The Company incurred a charge of $604,765, which was included in the Company's consolidated cost of goods sold in 1998. Excluding the write-down of Petrovalve inventory during 1998, the Company's consolidated gross margins decreased from 42% in 1998 to 36% in 1999. The overall decline in gross margin percentages is attributed to pricing pressures, primarily in the Company's drilling products and freight charges that were written-off in the Company's drilling products segment as a result of the termination of its exclusive distribution agreement with Downhole Products Plc., the Company's supplier of its Spir-O-Lizer line of products. As stated in the distribution agreement, Downhole Products Plc. was required to repurchase the Company's entire Spir-O-Lizer inventory at the original invoice price, excluding all transportation costs incurred by the Company for transporting the inventory from Scotland to its Houston facility. As a result of the termination of the distribution agreement, $98,170 in freight costs were charged against cost of sales during the quarter. In addition, reduced exploration activity due to the recent declines in oil prices has reduced the demand for the products and services provided by us serving the drilling markets. Accordingly, the Company has had to reduce the selling prices on its drilling products. Despite this pricing pressure, the Company expects that the combination of changes in product mix, continued improvements in asset management, reductions in the cost of certain inventory items, and higher margins on new products will allow Flotek to maintain relatively stable gross margin levels in fiscal year 2000.

       Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down 34%, as compared to the same period in 1998. This decrease was primarily attributed to an overall reduction in the Company's workforce in response to the reduction in exploration activity as a result of the recent decline in oil prices. This reduction in exploration activity has reduced the demand for the Company's drilling products and services.

       General and administrative expenses were down 47% as compared to the same period in 1998. This decrease was primarily attributed to an overall reduction in the Company's workforce in response to the reduction in exploration activity as a result of the recent decline in oil prices. The Company anticipates that in fiscal year 2000, general and administrative expense will decrease in absolute dollars due to an expected full years benefit of the Company's current cost reduction programs.

Non-recurring Charges

1999

       In the second quarter of fiscal year 1999, the Company incurred a non-recurring charge related to freight that was written-off in the Company's drilling products segment as a result of the termination of its exclusive distribution agreement with Downhole Products Plc., the Company's supplier of it's Spir-O-Lizer line of products. As stated in the distribution agreement, Downhole Products Plc. was required to repurchase the Company's entire Spir-O-Lizer inventory at the original invoice price, excluding all transportation costs incurred by the Company for transporting the inventory from Scotland to its Houston facility. As a result of the termination of the distribution agreement, $98,170 in freight costs were charged against cost of sales during the quarter.

       In the second quarter of fiscal year 1999, the Company made a severance provision of $80,635 for the departure of William G. Jayroe, the Company's former President and Chief Executive Officer. During the fourth quarter of fiscal year 1999,

William G. Jayroe filed a request for arbitration of his dispute with the company relating to his employment agreement. General counsel is handling the arbitration. General counsel believes any outcome from arbitration will not have a material effect on the financial condition and operations of the Company, and that the provision that the Company has accrued will adequately cover any outcome from the arbitration proceeding.

1998

       In the fourth quarter of fiscal year 1998, the Company decided to write-down the cost of a portion of its Petrovalve inventory due to the redesign and improvement of its Petrovalve technology. The majority of the Petrovalve inventory consisted of components to be utilized in the old design of the Petrovalve. The inventory components that could not be utilized in the newly redesigned valve were written down in the fourth quarter of fiscal year 1998.
In connection with this decision, the Company incurred a charge of $604,765, which was included in the Company's consolidated cost of goods sold. Effective March 8, 1994, the Company acquired 100% of the outstanding common shares of Turbeco. The Turbeco purchase agreement contained a repurchase option, which could be triggered upon the occurrence of certain events. During fiscal year 1998, the Company reached an agreement to purchase the repurchase option for 2,500,000 shares of the Company's common stock and has accrued $264,085 at February 28, 1998, which was included in general and administrative expense. In the fourth quarter of fiscal year 1998, the Company adopted a plan to close its Edmonton facility. The Company incurred a charge of approximately $73,000 with this closure.

Interest Expense

       Interest expense for 1999 was $134,819 compared to $123,562 for 1998, an increase of 9%. The increase in interest expense in 1999, as compared to 1998, is a result of an overall increase in the Company's indebtedness in 1999.

NEW ACCOUNTING PRONOUNCEMENTS

       In 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share, which replaces primary earnings per share with basic earnings per share and requires dual presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 in the fourth quarter of fiscal year 1998.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements and are effective for years beginning after December 15, 1997. The Company adopted SFAS No. 130 in the fourth quarter of fiscal year 1999.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, effective for years beginning after December 15, 1997, requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company adopted SFAS No. 131 in fiscal year 1998.

CAPITAL RESOURCES AND LIQUIDITY

       The Company has financed its operations to date from stock offerings, subordinated borrowings and internally generated funds. The principal use of its cash has been to fund the working capital needs of the Company.

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

       The Company's cash and cash equivalents decreased to $50,492 at February 28, 1999, from $634,511 at February 28, 1998, primarily due to working capital needs. Overall, cash flows used in operating activities decreased from $1,098,712 to $690,804. Accounts receivable decreased to $138,357 at February 28, 1999, from $427,466 at February 28, 1998, primarily as a result of improved asset management and an overall reduction in sales. Inventory levels decreased to $785,639 at February 28, 1999, from $1,181,104 at February 28, 1998, primarily as a result of the Company's decision to terminate the exclusive distribution agreement with Downhole Products Plc. As stated in the distribution agreement, Downhole Products Plc. was required to repurchase the Company's entire Spir-O-Lizer inventory at the original invoice price, excluding all transportation costs incurred by the Company for transporting the inventory from Scotland to it's Houston facility. As a result of the termination of this distribution agreement, approximately $327,000 of Spir-O-Lizer inventory was returned.

The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing arrangements.

Investing Activities

       The Company does not intend to make any material capital expenditures during the upcoming fiscal year. However, any capital expenditures that are made will be funded with available cash, cash flow from operations, or future financing arrangements.

Financing Activities

       Cash flows from financing activities decreased from $1,671,204 in fiscal year 1998 to $118,190 in fiscal year 1999. This decrease is primarily attributed to the private placement of $1,250,000 and the $750,000 convertible loan that were closed in fiscal year 1998.

       At February 28, 1999, the Company had a working capital deficit of $438,797 and cash of $50,492, as compared to positive working capital of $427,621 and cash of $634,511 at February 28, 1998. The overall decrease in the Company's working capital during the current fiscal year is attributed to an overall decrease in cash, accounts receivable and inventory and an increase in short-term debt. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, the company has a debt payment of $750,000 due in July 1999. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is taking the following steps to provide the Company with adequate working capital:

 .  Management continues to reduce selling, general and administrative expenses.

 . Management is adding complementary product lines to help diversify the Company's product mix, without increasing supporting expenditures.

 . Management intends to secure new long-term equity financing for working capital purposes.

 . Management intends to convert the existing $900,000 debt obligation to equity.

 . Management plans to seek potential acquisition candidates that will be accretive to earnings and diversify the Company's market.

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

 . A continuation of the rig count at its current level for a prolonged period of time will adversely affect the Company's results of operations as demand for oil related products and services would continue to fall because of the uncertainty relating to the future. In addition, any further declines in the current worldwide rig count or drilling activity will further reduce the demand for our drilling products and services and will have a material adverse effect on the Company's financial condition and results of operations.

 . In managing inventory requirements, the Company must forecast customer demand for our products. Should the Company underestimate the supplies needed to meet demand, it could be unable to meet customer demand. Should the Company overestimate the supplies needed to meet customer demand, its working capital could be adversely affected. If the Company is unable to manage purchases and utilization of its inventory to maintain low inventory levels immediately prior to major price declines, the Company could be unable to take immediate advantage of such declines to lower product costs, which could adversely affect its sales and gross margins.

 . The Year 2000 issue (i.e., the ability of computer systems to accurately identify and process dates beginning with year 2000 and beyond) affects virtually all companies and organizations. Recognizing the need to limit problems associated with year 2000 software failures; the Company has developed a plan to address this potential exposure. Key financial information and operational systems are being assessed and detailed plans have been developed. The Company is also communicating with its suppliers to determine their plans to limit problems associated with the year 2000 issue. Despite these efforts, the year 2000 issue is complex and may present unforeseen problems in the Company's systems and from third parties with which the Company deals, such as third party payers.

ITEM 7.  FINANCIAL STATEMENTS.

       The following documents are filed as a part of this report:
                                                                            Page
                                                                            ----

       Report of Independent Public Accountants                               15
       Consolidated Financial Statements:
              Consolidated Balance Sheets                                     17
              Consolidated Statements of Operations and Comprehensive Loss    18
              Consolidated Statement of Stockholder's (Deficit) Equity        19
              Consolidated Statements of Cash Flows                           20
              Notes to Consolidated Financial Statements                      21

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

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced recurring operating losses. This factor and others discussed in Note B, raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Grant Thornton LLP

Houston, Texas
April 24, 1998

  FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           FEBRUARY 28, 1999 AND 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Flotek Industries Inc. and Subsidiaries


     We have audited the consolidated balance sheets of Flotek Industries Inc. and Subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Flotek Industries Inc. and Subsidiaries as of February 28, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced recurring operating losses resulting in a stockholders' deficit at February 28, 1999. These factors, and others discussed in Note B, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Houston, Texas
April 30, 1999

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  February 28,



                            ASSETS                                             1999                    1998
                                                                          ------------            ------------
CURRENT ASSETS
 Cash                                                                     $     50,492            $    634,511
 Accounts receivable, less allowance for doubtful
   accounts of $54,431 and $25,569                                             138,357                 427,466
 Inventory                                                                     785,639               1,181,104
                                                                          ------------            ------------
     Total current assets                                                      974,488               2,243,081
FURNITURE AND EQUIPMENT                                                        117,863                 186,611
OTHER ASSETS                                                                   137,186                 144,370
                                                                          ------------            ------------
                                                                          $  1,229,537            $  2,574,062
                                                                          ============            ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                            $     30,000            $     40,000
 Current portion of long-term debt                                             930,012                 771,719
 Accounts payable and accrued liabilities                                      432,273                 739,656
 Accrued repurchase option                                                           -                 264,085
 Due to related party                                                           21,000                       -
                                                                          ------------            ------------
     Total current liabilities                                               1,413,285               1,815,460

LONG-TERM DEBT                                                                  10,061                  19,338

COMMITMENTS                                                                          -                       -

SHAREHOLDERS' (DEFICIT) EQUITY
 Common stock  no par value; 100,000,000 shares
   authorized; 45,680,795 and 43,180,795 issued
   and outstanding in 1999 and 1998                                         18,134,295              17,870,210
 Additional paid in capital                                                    163,813                 149,113
 Accumulated other comprehensive income                                       (284,086)               (285,636)
 Accumulated deficit                                                       (18,207,831)            (16,994,423)
                                                                          ------------            ------------
                                                                              (193,809)                739,264
                                                                          ------------            ------------
                                                                          $  1,229,537            $  2,574,062
                                                                          ============            ============

The accompanying notes are an integral part of these statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            Years ended February 28,



                                                                                       1999                 1998
                                                                                   -----------          -----------
Sales                                                                              $ 1,793,709          $ 3,181,668
Costs and expenses:
 Cost of goods sold                                                                  1,149,343            2,438,720
 Selling                                                                             1,015,172            1,530,574
 General and administrative                                                            735,065            1,393,903
 Depreciation and amortization                                                          62,246               93,103
 Research and development                                                                    -                4,158
                                                                                   -----------          -----------
                                                                                     2,961,826            5,460,458
                                                                                   -----------          -----------
     Loss from operations                                                            1,168,117            2,278,790
Other expense (income), net
 Interest                                                                              134,819              123,562
 Other                                                                                 (89,528)              30,452
                                                                                   -----------          -----------
                                                                                        45,291              154,014
                                                                                   -----------          -----------
     Net loss                                                                        1,213,408            2,432,804
Other comprehensive income, net of tax
 Foreign currency translation                                                            1,550               (8,661)
                                                                                   -----------          -----------
     Comprehensive loss                                                            $ 1,211,858          $ 2,441,465
                                                                                   ===========          ===========

Basic and diluted net loss per share                                               $       .03          $       .08
                                                                                   ===========          ===========
Weighted average number of shares outstanding                                       44,420,521           31,150,755
                                                                                   ===========          ===========

The accompanying notes are an integral part of these statements.

                    Flotek Industries Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                            Years ended February 28,



                                                                                                           Accumulated    Total
                                                           Common stock         Additional                    other    stockholders'
                                                    --------------------------    paid-in    Accumulated  comprehensive  (deficit)
                                                     Shares         Amount        capital       deficit      income        equity
                                                    ----------    -----------   -----------   ------------   ---------  -----------
Balance at March 1, 1997                            25,744,797    $16,171,467   $         -   $(14,561,619)  $(276,975) $ 1,332,873
Issuance of common stock on private placement       12,708,333      1,182,608             -              -           -    1,182,608
Settlement of liabilities through issuance of
 common stock                                        4,727,665        516,135             -              -           -      516,135
Issuance of stock options to non-employees                   -              -        60,592              -           -       60,592
Issuance of detachable stock warrants                        -              -        88,521              -           -       88,521
Equity adjustment from foreign currency
 translation                                                 -              -             -              -      (8,661)      (8,661)

Net loss                                                     -              -             -     (2,432,804)          -   (2,432,804)
                                                    ----------    -----------   -----------    -----------   ---------  -----------
Balance at February 28, 1998                        43,180,795     17,870,210       149,113    (16,994,423)   (285,636)     739,264
Issuance of common stock for Turbeco, Inc.
 repurchase option                                  2,500,000         264,085             -              -           -      264,085
Issuance of stock options to non-employees                  -               -         1,200              -           -        1,200
Issuance of detachable stock warrants                       -               -        13,500              -           -       13,500
Equity adjustment from foreign currency
 translation                                                -               -             -              -       1,550        1,550
Net loss                                                    -               -             -     (1,213,408)          -   (1,213,408)
                                                   ----------     -----------   -----------   ------------   ---------  -----------
Balance at February 28, 1999                       45,680,795     $18,134,295   $   163,813   $(18,207,831)  $(284,086) $  (193,809)
                                                   ==========     ===========   ===========   ============   =========  ===========

The accompanying notes are an integral part of this statement.

                    Flotek Industries Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended February 28,


                                                                                                   1999                  1998
                                                                                                -----------           -----------
Cash flows from operating activities
 Net loss for the year                                                                          $(1,213,408)          $(2,432,804)
 Adjustments to reconcile net losses to net cash
   used in operating activities
   Depreciation and amortization                                                                     62,246                93,103
   Bad debt expense                                                                                  31,292               102,683
   Accretion of discount                                                                             55,326                17,034
   Accrued repurchase option                                                                              -               264,085
   Compensatory stock options                                                                         1,200                60,592
   Write-off and reserve of inventory and other                                                      50,000               604,765
   Loss on disposal of furniture and equipment                                                       26,641                50,604
   Change in assets and liabilities
     Decrease in accounts receivable                                                                257,817               277,785
     Decrease (increase) in inventory                                                               345,465              (461,569)
     (Decrease) increase in accounts payable and
       accrued liabilities                                                                         (307,383)              325,010
                                                                                                -----------           -----------
       Net cash used in operating activities                                                       (690,804)           (1,098,712)
Cash flows from investing activities
 Purchase of furniture and equipment                                                                (24,955)              (18,960)
 Purchase of other assets                                                                                 -                (2,001)
 Proceeds from sale of furniture and equipment                                                       12,000                     -
                                                                                                -----------           -----------
       Net cash used by investing activities                                                        (12,955)              (20,961)
Cash flows from financing activities
 Issuance of common stock, net of costs                                                                   -             1,182,608
 Proceeds from long-term debt, notes payable and due to related parties                             205,901             1,144,473
 Repayment of long-term debt, notes payable and due to related parties                              (87,711)             (655,877)
                                                                                                -----------           -----------
       Net cash provided by financing activities                                                    118,190             1,671,204
Effect of exchange rates on cash                                                                      1,550                (8,661)
                                                                                                -----------           -----------
Net (decrease) increase in cash                                                                    (584,019)              542,870
Cash at beginning of year                                                                           634,511                91,641
                                                                                                -----------           -----------
Cash at end of year                                                                             $    50,492           $   634,511
                                                                                                ===========           ===========

Supplementary information
 Interest paid                                                                                  $    94,304           $    91,265
 Income taxes paid                                                                                        -                     -
Non cash activities
 Issuance of detachable stock warrants                                                               13,500                88,521
 Issuance of stock for Turbeco, Inc. repurchase option                                              264,085                     -

The accompanying notes are an integral part of these statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           February 28, 1999 and 1998



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Flotek Industries, Inc. was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status under the law of continuance to the laws of the Province of Alberta. Flotek Industries, Inc. and its subsidiaries, collectively referred to as the Company, consist of two divisions which provide proprietary and patented products and services used in the drilling and production of oil and gas wells. One of the Company's divisions carries on the business of developing, manufacturing and marketing the Petrovalve + Plus(R) Pump Valve and the Petrovalve Gas Breaker Valve, which are valves for downhole sucker-rod pumps used in oil wells. The other division manufacturers and distributes centralizers, which are a spiraled vane cementing sleeve and stand off tool that improves mud and cementation displacement in drilled oil wells. The Company sells its products primarily to companies in the oil and gas industry in North America.

 1. PRINCIPLES OF CONSOLIDATION
    ---------------------------

 These consolidated financial statements include the accounts of Flotek Industries, Inc. and, its direct and indirect wholly-owned subsidiaries Petrovalve International Inc. ("Petrovalve"), USA Petrovalve, Inc., Turbeco, Inc., Petrovalve International (Barbados) Inc. and Petrovalve Canada Limited. All material intercompany transactions have been eliminated.

 2. CASH EQUIVALENTS
    ----------------

 The Company considers all highly liquid debt instruments with a maturity at the date of purchase of three months or less to be cash equivalents.

 3. REVENUE RECOGNITION
    -------------------

 The Company recognizes revenue when products have been delivered and all significant risks and rewards of ownership have passed to customers. Funds received on deposit in advance of delivery are deferred until the ultimate transfer of ownership.

 4. INVENTORY
    ---------

 Inventory, which primarily comprises finished goods, is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Included in cost of goods sold for the year ended February 28, 1999, is a $50,000 reserve for slow-moving inventory. Included in cost of goods sold for the year ended February 28, 1998, is a $604,765 write-down of petrovalve components to its net realizable value.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

 5. FURNITURE AND EQUIPMENT
    -----------------------

 Furniture and equipment is recorded at cost and depreciated using the following annual rates:

       Automotive equipment                    30% declining balance
       Computer equipment                      30% declining balance
       Furniture and equipment                 20% declining balance
       Moulds                             straight-line over seven years

 6. INCOME TAXES
    ------------

 The Company's policy is to include in income tax expense all United States, foreign and state income taxes, including federal income taxes that would become due if all undistributed earnings of foreign subsidiaries were repatriated. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

7. FOREIGN CURRENCY TRANSLATION
   ----------------------------

 The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.

8. LOSS PER SHARE
   --------------

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

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

 9. STOCK-BASED COMPENSATION
    ------------------------

 The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method, as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock, and is recognized over the related vesting period. The Company provides supplemental disclosure of the effect on net income and earnings per share as if the provisions of SFAS No. 123, Accounting for Stock-Based Compensation had been applied in measuring compensation expense.

 10.   LONG-LIVED ASSETS
       -----------------

 The Company reviews the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value amount. The Company has not identified any such impairment losses.

 11.  SEGMENT INFORMATION
      -------------------

 The FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic area, and major customers.

 12.  COMPREHENSIVE INCOME
      --------------------

 Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus other comprehensive income. The Company's other comprehensive income consists of foreign currency translation adjustments.

                    Flotek Industries Inc. and Subsidiaries

                           February 28, 1999 and 1998



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

 13.  USE OF ESTIMATES IN FINANCIAL STATEMENTS
      ----------------------------------------

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

 14.  RECLASSIFICATIONS
      -----------------

 Certain of the 1998 amounts have been reclassified to conform to the 1999 presentation.


NOTE B - GOING CONCERN

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a stockholders' deficit at February 28, 1999. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has current maturities of debt totaling $930,012.

 In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements which it believes are sufficient to provide the Company with adequate working capital:

 .  Management continues to reduce selling, general and administrative expenses to acceptable levels.
 .  Management is adding complementary product lines to help diversify the
   Company's product mix, without increasing supporting expenditures.
 .  Management intends on securing new long-term equity financing for working capital purposes.
 .  Management intends to convert the existing $900,000 in debt obligations to equity.
 . Management plans to seek potential acquisition candidates that will be accretive to earnings and diversify the Company's market.

                    Flotek Industries Inc. and Subsidiaries

                           February 28, 1999 and 1998



NOTE C - FURNITURE AND EQUIPMENT

 As at February 28, furniture and equipment comprised the following:

                                                                                1999               1998
                                                                              --------            --------
   Automotive equipment                                                       $111,229            $224,115
   Computer equipment                                                           66,104              73,244
   Furniture and equipment                                                     106,723             112,517
   Moulds                                                                       64,329              64,329
                                                                              --------            --------
                                                                               348,385             474,205
   Accumulated depreciation and amortization                                   230,522             287,594
                                                                              --------            --------
                                                                              $117,863            $186,611
                                                                              ========            ========


NOTE D - OTHER ASSETS

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

  Also included in other assets is goodwill of $82,181 and $84,535 net of accumulated amortization of $11,985 and $9,631 in 1999 and 1998. Goodwill, which represents the excess of the cost of the purchased company over the fair value on the company's net assets at the date of acquisition, is being amortized on the straight-line method over 40 years.


NOTE E - NOTES PAYABLE

  During the year ended February 28, 1998, the Company entered into and paid in full two notes payable totaling $308,000.

  At February 28, 1998, the note payable in the original amount of $50,000 is due to an individual with interest at 10%, due in 5 monthly installments of $10,000 and accrued interest due as the sixth monthly installment. The individual also received 10,000 shares of stock and 10,000 warrants at $0.60 (Canadian), which expire in March 1999. The Company believes it has reached a verbal renegotiation of the terms of the note to address the outstanding principal balance due of $30,000.

                    Flotek Industries Inc. and Subsidiaries

                           February 28, 1999 and 1998



NOTE F - LONG-TERM DEBT

                                                                           1999              1998
                                                                        ----------        ----------
  Convertible debt with interest at 10%, principal
    and interest due in August 1999, net of unamortized
   discount of $13,500 attributable to 2,500,000 detachable
   stock warrants at $.06 expiring August 1999; secured by
   an equal senior exclusive lien on all of the assets of
   the Company with the holder of the $750,000 convertible
   debt; the debt is convertible at the discretion of the
   lender until maturity into 2,500,000 shares of common
   stock.  Additionally, the holder has a right to purchase
   $350,000 of common stock at $.06 per share. If such
   right is exercised, 5,833,333 additional warrants will be
   issued at $.06 per share.                                           $ 136,500          $        -


  Convertible debt with interest at 10%, payable
   quarterly with the balance due in July 1999,
   net of unamortized discount of $55,326 in 1998
   attributable to 7,000,000 detachable stock warrants at
   $.15 (Canadian) expiring July 1999, secured by an equal
   senior exclusive lien on all of the assets of the Company
   with the holder of the $150,000 convertible debt; the
   debt is convertible at the discretion of the lender until
   maturity into 7,000,000 shares of common stock; the
   agreement prohibits the Company from declaring or paying
   any dividends.                                                        750,000              694,674

  Government of Canada, Department of Western
   Economic Diversification; interest at 6.5% payable in
   monthly installments of $2,535; balance due on November 15,
   1998.   The Company restructured the payment terms during
   the year ended February 28, 1999 and retired the note
   subsequent to year end.                                               12,683               27,890

  Other notes payable collateralized by automobiles
   payable in aggregate monthly installments of
   approximately $1,100, including interest ranging
   from 4.9% to 10.5%, maturing at various dates through
   May 2002.                                                              28,975               27,598

  Obligations under capital leases                                        11,915               40,895
                                                                        --------             --------
                                                                         940,073              791,057
    Less current portion                                                 930,012              771,719
                                                                        --------             --------
                                                                        $ 10,061             $ 19,338
                                                                        ========             ========

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE F - LONG-TERM DEBT - CONTINUED

          Long-term debt is due as follows:

                 2000      $930,012
                 2001         8,901
                 2002         1,160


NOTE G - DUE TO RELATED PARTY

  Due to related party at February 28, 1999 represents two notes payable due to a company controlled by a director of the Company. The notes bear interest at 9% and are due upon demand.


NOTE H - WARRANTS

 At February 28, 1999, the following share purchase warrants were outstanding:

                                 Conversion prices
           Number                    per share              Expiration dates
           ------               -------------------         --------------------
            12,500               C  $0.60                     March 18, 1999
        11,666,667               C  $0.15/$0.17               September 14, 1999
         7,000,000               C  $0.15                     February 1, 2004
         2,500,000               US $0.06                     February 1, 2004
        ----------
        21,179,167
        ==========

       C$    = Canadian dollars
       US$   = United States dollars

 In February 1999, the Company issued in connection with the $150,000 convertible debt 2,500,000 warrants at $0.06 that expire in February 2004.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE H - WARRANTS - CONTINUED

 At February 28, 1998, the following share purchase warrants, issued in connection with private placements, were outstanding:

                                      Conversion prices
                                        per share (in
  Number                              Canadian dollars)          Expiration dates
----------                         ----------------------     ------------------------
    12,500                                 $   0.60              March 18, 1999
11,666,667                              $0.15/$0.17              September 14, 1999
 1,199,000                                 $   0.83              April 18, 1998
 2,062,500                                 $   0.60              October 16, 1998
 7,000,000                                 $   0.15              October 16, 1998
-----------
21,940,667
===========

 In March 1997, the Company issued 12,500 warrants in connection with two notes payable at $0.60 (Canadian) that expire March 1999. In September 1997, the Company issued 11,666,667 warrants in connection with private placements at $0.15 (Canadian) for the first year and $0.17 (Canadian) thereafter expiring September 1999. In October 1997, the Company issued in connection with the $750,000 convertible debt 7,000,000 warrants at $0.15 (Canadian) that originally expired in October 1998 but was extended to February 2004 by the Company.

 Warrants are issued at prices based on the market value of the shares at the date of issuance of the warrants.


NOTE I - STOCK OPTIONS

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

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE I - STOCK OPTIONS - CONTINUED

 Compensation cost charged to operations for options granted to non-employees was $1,200 and $60,592 for the years ended February 28, 1999 and 1998.

 Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, stock-based compensation costs for options granted to employees would have increased loss for the year by approximately $15,000 and $93,000 in 1999 and 1998. Basic and diluted loss per share would have been $.03 and $.08 per share in 1999 and 1998. The pro forma disclosures only include the effects of options granted since March 1, 1995.

 Director and employee share purchase options are granted at prices based upon Board approval, but not less than the market value of the share at the date of grant. During the year ended February 28, 1997, all outstanding options were repriced to $0.50 (Canadian) per share and the expiration dates were extended to January 7, 2002. At February 28, 1998, 3,945,000 director and employee share purchase options were outstanding. In August 1998, 700,000 options were granted to a director. The options expire in August 2003 and vest over 3 years.

 In February 1999, the Company issued in connection with the $150,000 convertible debt 350,000 options at $0.06 that expire February 2004.

 The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                         1999        1998
                       --------   ----------
   Expected life       2 years    1.6 years
   Interest rate        5.1%         5.8%
   Volatility           130%          80%
   Dividend yield         0%           0%

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE I - STOCK OPTIONS - CONTINUED

   A summary of the status of the stock option plan follows:

                                     1999
                                     ----
                                                                      Exercise Price Range             Weighted Average
                                                 Options                   Per Share                    Exercise Price
                                           -------------------   ------------------------------   --------------------------
Outstanding at beginning of year                     3,945,000              C $0.17                        C $0.17
Granted (in Canadian dollars)                          800,000              C $0.15                        C $0.15
Granted (in U.S. dollars)                              350,000              US $0.06                       US $0.06
Exercised                                                    -                 -                              -
Expired                                              1,710,000              C $0.17                        C $0.17
                                                     ---------
  Outstanding at end of year (in
    Canadian dollars)                                3,035,000           C $0.15 -  C $0.17                C $0.16
                                                     =========
  Outstanding at end of year (in
    U.S. dollars)                                      350,000                US $0.06                    US $0.06
                                                     =========
Exercisable (in Canadian dollars)                    2,451,667           C $0.15 - C $0.17                 C $0.17
Exercisable (in U.S. dollars)                          350,000              US $0.06                       US $0.06
                                                     ---------
                                                     3,801,667
                                                     =========
C$    = Canadian dollars
US$   = United States dollars

                                     1998
                                     ----
                                                                   Exercise Price Range Per          Weighted Average
                                                                             Share                    Exercise Price
                                                 Options             (in Canadian dollars)        (in Canadian dollars)
                                           --------------------   ---------------------------   --------------------------
Outstanding at beginning of year                  2,480,000                  $0.50                        $0.50
Cancelled                                        (2,480,000)                 $0.50                        $0.50
Granted                                           3,945,000                  $0.17                        $0.17
Exercised                                                 -                      -                            -
Expired                                                   -                      -                            -
                                                 ----------
  Outstanding at end of year                      3,945,000                  $0.17                        $0.17
                                                 ==========
Exercisable                                       3,945,000                  $0.17                        $0.17

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998


NOTE I - STOCK OPTIONS - CONTINUED

Following is a summary of the options outstanding at February 28, 1999:

                                                             Outstanding
                            ------------------------------------------------------------------------------
                                                         Weighted Average                 Exercisable
     Exercise Price               Number            Remaining Contractual Life              Number
-------------------------   ------------------   ---------------------------------   ---------------------
      US $0.06                    350,000                   0.5 years                         350,000
       C $0.15                    800,000                   4.5 years                         216,667
       C $0.17                  2,235,000                   2.8 years                       2,235,000
                                ---------                                                   ---------
                                3,385,000                                                   3,801,667
                                =========                                                   =========

NOTE J - RELATED PARTY TRANSACTIONS

 In November 1997, $257,768 due to a company controlled by a director of the Company including accrued interest of $15,356 and $20,000 of costs paid on behalf of the Company by a director were converted into 2,405,832 shares of common stock.

 The Company had an agreement with a corporation whose president is a director of the Company. The agreement calls for the promotion of Turbeco sales in exchange for $12,500 a month through December 1998. During the year ended February 28, 1999 the agreement was amended to a commission of 25% of all sales made by the corporation. The Company incurred charges of $81,247 during the year ended February 28, 1999. The Company incurred charges of $196,472 of which $101,500 was settled in exchange for 1,531,419 shares of common stock during the year ended February 28, 1998.

 In September 1997, the Company entered into a three year employment agreement with the president of the Company. The agreement called for a base salary of $150,000 per year and bonuses up to $150,000 based upon the net income of the Company. The agreement also provided for the issuance of up to 600,000 options based upon the net income of the Company or at the compensation committee's discretion. The options, if granted, vested at a rate of 4.17% per month and had a maximum term of the earlier of five years or his last day of employment. During the year ended February 1999, the president left the Company and no options were granted under the agreement. The Company has accrued its estimate of potential liability and are in negotiations to terminate the agreement through arbitration.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998

NOTE K - INCOME TAXES

 The temporary differences giving rise to the deferred tax asset consist primarily of depreciation differences and the tax operating loss carryforwards.

 Valuation allowances are required to reduce deferred tax assets when realization is not more likely than not. As a result of the Company's previous operating losses, a valuation allowance of $1,863,000 and $1,467,000 as of February 28, 1999 and 1998 was recorded for deferred tax assets that were not offset by scheduled future reversals of deferred tax liabilities. For U.S. Federal tax purposes, the Company has net operating loss carryforwards of approximately $4,818,000 and $3,822,000 as of February 28, 1999 and 1998 that expire between the years 2009 and 2019. The Company's effective income tax rate differed from the Federal statutory rate primarily due to meals and entertainment, foreign and state income taxes and the valuation allowance against deferred tax assets.

NOTE L - COMMITMENTS

 Effective March 8, 1994, Petrovalve acquired 100% of the outstanding common shares of Turbeco. The purchase agreement contains a repurchase option which could be triggered upon the occurrence of certain events. Management reached an agreement to purchase the aforementioned repurchase option for 2,500,000 shares of common stock at $0.15 (Canadian), and accrued $264,085 at February 28, 1998, which was included in general and administrative expense in the accompanying consolidated statements of operations. In September 1998, the 2,500,000 shares of common stock were issued.

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

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE L - COMMITMENT - CONTINUED

 The Company has entered into operating lease arrangements that expire at various dates through 2002. Rent expense for the years ended February 28, 1999 and 1998 was $96,049 and $116,200. Minimum lease payments for the next five years are approximately as follows:

          2000                    $103,000
          2001                      28,000
          2002                       7,000

NOTE M - SEGMENT INFORMATION

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

 The Company operates primarily in the United States and Canada. As of February 28, 1999 and 1998, and for each of the years then ended, the Company has operated in two industry segments, drilling products and production equipment, for which revenues, depreciation expense, operating loss, interest expense, net loss, and total assets are as follows:

 For fiscal year ended February 28, 1999:

                                           Drilling            Production
                                           Products            Equipment              Other              Total
                                       -----------------   ------------------   -----------------   ----------------
   Revenues                                   $1,451,519             $342,190            $      -         $1,793,709
   Depreciation and amortiza-
     tion expense                                 15,640               33,733              12,873             62,246
   Operating loss                                331,123              298,007             538,987          1,168,117
   Interest expense                                2,453                4,207             128,159            134,819
   Assets                                        705,912              432,229              91,396          1,229,537

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE M - SEGMENT INFORMATION - CONTINUED

 For fiscal year ended February 28, 1998:

                                           Drilling             Production
                                           Products             Equipment              Other              Total
                                       -----------------   -------------------   -----------------   ----------------
   Revenues                                   $2,700,245            $  481,423          $       -          $3,181,668
   Depreciation and amortiza-
     tion expense                                 22,043                58,366              12,694             93,103
   Operating loss                                 92,614             1,145,100           1,041,076          2,278,790
   Interest expense                                7,171                 9,309             107,082            123,562
   Assets                                      1,357,076               528,680             688,306          2,574,062

 Information on the Company's geographic segments, based on the locations of the Company's operations, are as follows:

 For fiscal year ended February 28, 1999:

                                             Canada                U.S.               Total
                                       ------------------   ------------------   ----------------
   Revenues                                     $ 77,756            $1,715,953         $1,793,709
   Operating (income) loss                       (27,339)            1,195,456          1,168,117
   Assets                                        119,574             1,109,963          1,229,537

 For fiscal year ended February 28, 1998:

                                            Canada                U.S.                Other              Total
                                       -----------------   ------------------   -----------------   ----------------
   Revenues                                     $139,610           $3,042,058   $          -              $3,181,668
   Operating loss                                328,468            1,929,037              21,285          2,278,790
   Assets                                        127,343            2,446,719                   -          2,574,062

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           February 28, 1999 and 1998



NOTE N - SIGNIFICANT CUSTOMER AND MAJOR SUPPLIERS

  Sales to a significant customer in the drilling products segment represented 13% and 23% of total sales for the years ended February 28, 1999 and 1998. At February 28, 1998, amounts due from that customer included in receivables were $57,436.

  Purchases from a principal supplier, which were in excess of 10% of total direct costs for materials during the years ended February 28, 1999 and 1998, were 76% and 35% of total purchases.

  Purchases from another principal supplier, which were in excess of 10% of total direct costs for materials during the year ended February 28, 1998, were 28% of total purchases.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       The report of Grant Thornton LLP dated April 30, 1999 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles; however, the report included an emphasis of a matter paragraph due to uncertainties resulting from going concern issues.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on August 5, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Directors and Executive Officers of the Registrant" information required by
Item 9 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on August 5, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption "Beneficial Ownership Reporting Compliance" information required by Item 9 of Form 10-KSB as compliance with Section 16(a) of the Exchange Act and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on August 5, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Executive Compensation" information required by Item 10 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on August 5, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Security Ownership of Certain Beneficial Owners, Directors, and Management" information required by Item 11 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on August 5, 1999, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 12 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

 3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
 3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
 3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the year ended February 28, 1998)
 4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.1 Distribution Agreement - Downhole Products (UK), LTD (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.2 Wallace Robertson Inc. Consulting Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.3 Bill Jayroe Employment Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.4 Convertible Loan Agreement between the Company and TOSI, L.P. dated October 16,1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.5 Form of Warrant Agreement dated October 16, 1997 - Marlin Investors, L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.6 Form of Warrant Agreement dated October 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.7 License Agreement - Harlan King (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.8 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Marlin Investors, L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
10.9 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

   *10.10   Promissory Note between Chisholm Energy Partners, LLC and the
            Company dated February 24, 1999.
     21.1   List of Operating Subsidiaries (incorporated by reference to the
            Company's Form 10-Q for the quarter ended November 30, 1997)
    *27.1   Financial Data Schedule


*  Filed herewith

     (b)    Reports on Form 8-K

            During the fiscal quarter ended February 28, 1999, the Registrant filed no reports on Form 8-K.

                                 Exhibit Index

   3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the year ended February 28, 1998)
   4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.1 Distribution Agreement - Downhole Products (UK), LTD (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.2 Wallace Robertson Inc. Consulting Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.3 Bill Jayroe Employment Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.4 Convertible Loan Agreement between the Company and TOSI, L.P. dated October 16, 1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.5 Form of Warrant Agreement dated October 16, 1997 - Marlin Investors, L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.6 Form of Warrant Agreement dated October 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.7 License Agreement - Harlan King (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.8 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Marlin Investors, L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.9 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
 *10.10 Promissory Note between Chisholm Energy Partners, LLC and the Company dated February 24, 1999.
  21.1 List of Operating Subsidiaries (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
 *27.1    Financial Data Schedule

*  Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 11, 1999                    FLOTEK INDUSTRIES INC.
                                 (Registrant)

                                 By: /s/ Jerry D. Dumas, Sr.
                                    -----------------------------------
                                 President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                              Date
---------                          -----                              ----

/s/ JERRY D. DUMAS, SR. President, Chief Executive                June 11, 1999
----------------------- Officer, Director
   Jerry D. Dumas, Sr.  (Principal Executive Officer, Principal
                        Accounting Officer)


/s/ GARY M. PITTMAN     Director                                  June 11, 1999
-----------------------
    Gary M. Pittman

/s/ WILLIAM ZIEGLER     Director                                  June 11, 1999
-----------------------
    William Ziegler

/s/ JASON EVANS         Director                                  June 11, 1999
-----------------------
    Jason Evans


/s/ LARRY R. SHABEN     Director                                  June 11, 1999
-----------------------
    Larry R. Shaben