Form 10QSB
period 1999-05-31
FLOTEK INDUSTRIES INC/CN/
filed 1999-07-15
CIK 928054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended May 31, 1999

(_) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

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

                    Yes (x)                         No (_)

As of May 31, 1999 the number of shares of common stock outstanding was
45,680,795


          Transitional Small Business Disclosure Format (check one):

                     Yes (_)                         No (x)

Part I - Financial Information

                    Flotek Industries Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS


                                                                            May 31,            February 28,
                            ASSETS                                           1999                  1999
                                                                         ------------          ------------
CURRENT ASSETS
 Cash                                                                    $     13,323          $     50,492
 Accounts receivable, less allowance for doubtful
   accounts of $54,431 and $25,569                                            290,302               138,357
 Inventory                                                                    766,767               785,639
                                                                         ------------          ------------
     Total current assets                                                   1,070,392               974,488

FURNITURE AND EQUIPMENT                                                       108,977               117,863

OTHER ASSETS                                                                  135,176               137,186
                                                                         ------------          ------------
                                                                         $  1,314,545          $  1,229,537
                                                                         ============          ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Note payable                                                            $     30,000          $     30,000
 Current portion of long-term debt                                          1,084,955               930,012
 Accounts payable and accrued liabilities                                     434,784               432,273
 Due to related party                                                          90,000                21,000
                                                                         ------------          ------------
     Total current liabilities                                              1,639,739             1,413,285

LONG-TERM DEBT                                                                  9,096                10,061

COMMITMENTS                                                                         -                     -
SHAREHOLDERS' EQUITY

 Common stock - no par value; 100,000,000 shares
   authorized; 45,680,795 issued
   and outstanding                                                         18,134,295            18,134,295
 Additional paid in capital                                                   163,813               163,813
 Equity adjustment from foreign currency translation                         (238,420)             (284,086)
 Accumulated deficit                                                      (18,393,978)          (18,207,831)
                                                                         ------------          ------------
                                                                             (334,290)             (193,809)
                                                                         ------------          ------------
                                                                         $  1,314,545          $  1,229,537
                                                                         ============          ============

The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                    Flotek Industries Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             Periods ended May 31,

                                                                                      1999                 1998
                                                                                  -----------          -----------
Sales                                                                             $   304,653          $   729,686

Costs and expenses:
 Cost of goods sold                                                                   186,771              347,819
 Selling                                                                              236,129              319,549
 General and administrative                                                           111,122              221,096
 Depreciation and amortization                                                         10,730               15,183
                                                                                  -----------          -----------
                                                                                      544,752              903,647
                                                                                  -----------          -----------
     Loss from operations                                                             240,099              173,961

Other (expense) income, net
 Interest                                                                             (33,404)             (42,436)
 Other                                                                                 87,356               42,207
                                                                                  -----------          -----------
                                                                                       53,952                 (229)
                                                                                  -----------          -----------
     Net loss                                                                         186,147              174,190
                                                                                  ===========          ===========

Basic and diluted net loss per share                                              $      .004          $      .004
                                                                                  ===========          ===========
Weighted average number of shares outstanding                                      45,680,795           43,180,795
                                                                                  ===========          ===========

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    Flotek Industries Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Three Months
                                                                                                   Ended May 31,
                                                                                             1999               1998
                                                                                          ---------           ---------
Cash flows from operating activities
 Net loss for the period                                                                  $(186,147)          $(174,190)
 Adjustments to reconcile net losses to net cash
   used in operating activities
   Depreciation and amortization                                                             10,730              15,183
   Accretion of discount                                                                      6,916              12,130
   Change in assets and liabilities
     Increase in accounts receivable                                                       (151,945)           (143,404)
     Decrease (Increase) in inventory                                                        18,872            (167,455)
     Increase in related party transactions                                                  54,000                   -
     Increase (decrease) in accounts payable and accrued
       liabilities                                                                           48,177            (121,255)
                                                                                          ---------           ---------
       Net cash (used) provided in operating activities                                    (199,397)           (578,991)

Cash flows from investing activities
 Proceeds from sale of capital assets                                                             -                   -
 Purchase of capital assets                                                                       -                   -
 Purchase of other assets                                                                         -                   -
                                                                                          ---------           ---------
       Net cash provided (used) by investing activities                                           -                   -

Cash flows from financing activities
 Proceeds from long-term debt and notes payable                                             162,228                   -
 Repayment of long-term debt and notes payable                                                    -             (30,309)
                                                                                          ---------           ---------
       Net cash (used) provided by financing activities                                     162,228             (30,309)

Net (decrease) increase  in cash                                                            (37,169)           (609,300)

Cash at beginning of year                                                                    50,492             634,511
                                                                                          ---------           ---------
Cash at end of period                                                                     $  13,323           $  25,211

Supplementary information
 Interest paid                                                                            $   1,789           $  19,755
 Income taxes paid                                                                                -                   -


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    Flotek Industries Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999. The results of operations for the three-month period ended May 31, 1999 are not necessarily indicative of the results expected for the full year.

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

                                                           Three Months Ended
                                                                 May 31,
                                                         1999             1998
                                                        --------        --------
     Comprehensive income:
     Net Loss                                           $186,147        $174,190
     Cumulative translation adjustment                   (45,666)          5,145
                                                        --------        --------
     Total comprehensive loss                           $140,481        $179,335
                                                        ========        ========

Note 3 - Segment Information

The Company is an energy service and manufacturing company that provides a variety of services and equipment to the exploration and production of oil and gas. The Company defines its business segments into two separate groups: drilling products and production equipment. Financial information by industry segment for each of the three months ended May 31, 1999 and 1998 is summarized below:

   1999                                    Drilling        Production
                                           Products        Equipment       Corporate          Total
                                        ---------------  --------------  --------------  ---------------
   Revenue                                $ 224,677         $ 79,976              -         $ 304,653
   Total expenses                           328,713          138,416         77,623           544,752
   Income (loss) from operations           (104,036)         (58,440)       (77,623)         (240,099)
   Net income (loss)                        (99,098)         (57,924)       (29,125)         (186,147)

   1998                                    Drilling        Production
                                           Products        Equipment       Corporate         Total
                                        --------------   -------------   -------------   --------------
   Revenue                                $ 517,681         $212,005               -        $ 729,686
   Total expenses                           552,859          179,521         171,267          903,647
   Income (loss) from operations            (35,178)          32,484        (171,267)        (173,961)
   Net income (loss)                        (16,094)          50,369        (208,465)        (174,190)

Note 4 - Reclassifications and Restatements

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1999 classifications. These reclassifications had no impact on net income or shareholders' equity.

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

Business Environment

       The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. The depressed market for oilfield products and services continued to decline during the first quarter of 1999. The domestic rig count remained at historical low levels and despite recent increases in oil and natural gas prices, drilling and production activity has remained low. The increase in oil prices has followed an agreement of the Organization of Petroleum Exporting Countries to limit oil production. The increase in oil prices has not yet resulted in any material increase in rig or drilling activity. The reduction in exploration and production activity during 1999 has impacted our businesses through lower revenues, pricing pressures and reduced margins. Reduced exploration activity has reduced the demand for the products and services provided by us serving the drilling markets. Our drilling products have been the most significantly affected.

Results of Operations

Quarter ended May 31, 1999 compared to the quarter ended May 31, 1998

The following charts contain selected financial data comparing our results for 1999 and 1998:

                                                        May 31,
                                               1999                1998
                                             --------            --------
Revenues                                     $304,653            $729,686
Gross profit                                  117,882             381,867
Gross margin %                                     39%                 52%
Costs and expenses                            544,752             903,647
Loss from operations                          240,099             173,961
Net loss                                      186,147             174,190
Loss per share                                  0.004               0.004

       Consolidated revenues were down $425,033, or 58% for the quarter ended May 31, 1999, as compared to the same period in 1998. The Company's drilling products segment continued to be severely impacted by the decline in worldwide drilling activity in 1999. Revenues for the first quarter of 1999 was down by more than 57% from the level recorded in the first quarter of 1998. The Company's production equipment segment results for the first quarter of 1999 compared to the first quarter of 1998, were down significantly due to a substantial reduction in demand for our production equipment products following the downturn in the industry. Revenues for the first quarter of 1999 was down by more than 62% from the level recorded in the first quarter of 1998. The overall decrease was attributed to an associated drop in heavy oil drilling activity primarily in Canada and other marginal oil production activity.

Costs and Expenses

       The Company's consolidated gross margins decreased from 52% in the quarter ended May 31, 1998 to 39% in the quarter ended May 31, 1999. The Company's drilling products segments gross margins declined from 40% in the quarter ended May 31, 1998 to 32% in the quarter ended May 31, 1999. The decline in gross margins is attributed to pricing pressures in the Company's centralizer line of products. As a result, the Company has been forced to reduce the selling price of such products. The Company's production equipment segments gross margins declined from 83% in the quarter ended May 31, 1998 to 57% in the quarter ended May 31, 1999. This was attributed to the Company's sale of certain Petrovalve inventory components from quantities that were previously written-off in fiscal year 1998.

       Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down $83,420, or 26% in the quarter as compared to the same period in 1998. In response to the current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in the Company's sales-force.

       General corporate expenses decreased in the quarter by $109,974, or 50% as compared to the same period in 1998. In response to the current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in the Company's corporate overhead.

Non-recurring Charges

       In the second quarter of fiscal year 1999, the Company made a severance provision of $80,635 for the departure of William G. Jayroe, the Company's former President and Chief Executive Officer. During the forth quarter of fiscal year 1999, William G. Jayroe filed a request for arbitration of his dispute with the company relating to his employment agreement. General counsel is handling the arbitration. General counsel believes the outcome from arbitration will not have a material effect on the financial condition and operations of the Company, and that the provision that the Company accrued in the prior year will not be realized. Therefore, during the first quarter for the period ended May 31, 1999, the Company decreased the provision and recorded a gain of approximately $80,000, which is included in other income.

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

       At May 31, 1999, the Company had a working capital deficit of $569,347 and cash of $13,323, as compared to a working capital deficit of $438,797 and cash of $50,492 at February 28, 1999. The overall decrease in the Company's working capital during the current fiscal year is attributed to an overall decrease in cash and an increase in short-term debt. The Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, the company has a debt payment of $750,000 due in July 1999. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is taking the following steps to provide the Company with adequate working capital:

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

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

   3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the year ended February 28, 1998)
   4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.1 Distribution Agreement - Downhole Products (UK), LTD (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.2 Wallace Robertson Inc. Consulting Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.3 Bill Jayroe Employment Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.4 Convertible Loan Agreement between the Company and TOSI, L.P. dated October 16,1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.5 Form of Warrant Agreement dated October 16, 1997 - Marlin Investors, L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.6 Form of Warrant Agreement dated October 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.7 License Agreement - Harlan King (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.8 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Marlin Investors, L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.9 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
 10.10 Promissory Note between Chisholm Energy Partners, LLC and the Company dated February 24, 1999. (incorporated by reference to the Company's Form 10-KSB for the year ended February 28, 1999)
  21.1 List of Operating Subsidiaries (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
 *27.1    Financial Data Schedule

*  Filed herewith

b) Reports on Form 8-K

During the fiscal quarter ended May 31, 1999, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FLOTEK INDUSTRIES INC.
                                           (Registrant)

                                               /s/ JERRY D. DUMAS
Date:         July 14, 1999                By: ____________________________
                                               Jerry Dumas
                                           President and Chief Executive Officer
                                           (Principal Executive Officer,
                                           Principal Financial Officer,
                                           Principal Accounting Officer)

                                 Exhibit Index

     3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
     3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
     3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the year ended February 28, 1998)
     4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.1 Distribution Agreement - Downhole Products (UK), LTD (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.2 Wallace Robertson Inc. Consulting Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.3 Bill Jayroe Employment Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.4 Convertible Loan Agreement between the Company and TOSI, L.P. dated October 16,1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.5 Form of Warrant Agreement dated October 16, 1997 - Marlin Investors, L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.6 Form of Warrant Agreement dated October 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.7 License Agreement - Harlan King (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.8 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Marlin Investors, L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    10.9 Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   10.10 Promissory Note between Chisholm Energy Partners, LLC and the Company dated February 24, 1999. (incorporated by reference to the Company's Form 10-KSB for the year ended February 28, 1999)
    21.1 List of Operating Subsidiaries (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   *27.1  Financial Data Schedule

   * Filed herewith