Form 10QSB
period 1999-08-31
FLOTEK INDUSTRIES INC/CN/
filed 1999-10-20
CIK 928054

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

FORM 10 - QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended  August 31, 1999

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

Yes (x)                         No ( )

As of August 31, 1999 the number of shares of common stock outstanding was 48,493,295


Transitional Small Business Disclosure Format (check one):

Yes ( )                         No (x)

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES





   Part 1 -  Financial Information


                          CONSOLIDATED BALANCE SHEETS


                             Assets                          August 31,        August 31,
                                                                1999              1998
                                                                ----              ----
CURRENT ASSETS

   Cash                                                     $     (6,483)     $      69,210
Accounts receivable, less allowance for doubtful
     accounts of $25,569 and $5,311                              453,609            469,450
Inventory                                                        858,810            829,390
                                                            ------------      -------------
       Total Current assets                                    1,305,936          1,368,050

FURNITURE AND EQUIPMENT                                          354,290            149,992
OTHER ASSETS                                                     372,375            141,205
                                                            ------------      -------------
                                                               2,032,601          1,659,247
                                                            -------------------------------

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Note payable                                               171,307             30,000
      Current portion of long-term debt                        1,379,446            766,535
      Due to related party                                             -                  -
      Accounts payable and accrued liabilities                   543,869            562,771
      Accrued repurchase option                                        -            264,085
                                                            ------------      -------------
                  Total current liabilities                    2,094,622          1,623,391

LONG-TERM DEBT                                                   138,004             12,802

COMMITMENTS                                                            -                  -
SHAREHOLDERS' EQUITY
   Common stock-no par value; 1000,000,000 shares
  authorized; 48,493,295, issued and outstanding              18,384,295         17,870,210

 Additional paid in capital                                      163,813            150,313

 Equity adjustment from foreign currency translation            (234,574)          (284,622)

Accumulated deficit                                          (18,229,248)       (17,712,847)
                                                            ------------      -------------

  Total Equity                                                  (200,025)            23,054
                                                            ------------      -------------
                                                               2,032,601          1,659,247
                                                            -------------------------------



The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES




                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months                    Six Months
                                                                   Ended August  31,             Ended August 31,


                                                                   1999            1998           1999              1998
                                                                   ----            ----           ----              ----
Sales                                                           451,119         486,897        755,772         1,216,583
Cost and expenses:
    Cost of goods sold                                          194,918         400,979        380,800           748,798
    Selling                                                     222,749         301,264        461,134           620,813
    General and administrative                                   77,381         283,385        188,371           504,481
    Depreciation and amortization                                13,127          15,670         24,303            30,853
    Research and development                                          -               -              -                 -
                                                            -----------      ----------     ----------        ----------
                                                                508,175       1,001,298      1,054,609         1,904,945

      Loss from operations                                      (57,056)       (514,401)      (298,837)         (688,362)

Other income (expense), net
     Interest                                                   (39,494)        (42,301)       (72,898)          (84,737)
     Other                                                           68          12,468         87,424            54,675
                                                                (39,426)        (29,833)        14,526           (30,062)
                                                            -----------      ----------     ----------        ----------

Net loss                                                       (96,482)        (544,234)      (284,310)         (718,424)

Basic and diluted loss per share                                  .002             .013           .006              .021

Weighted average number of shares outstanding               45,680,795       43,180,795     48,493,295        43,180,795






The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES



                            STATEMENT OF CASH FLOWS


                                                                                  Six Months
                                                                                Ended August 31,
                                                                               1999                    1998
                                                                               ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss for the period                                                      (284,310)               (718,424)

     Adjustments to reconcile net losses to net cash

     used in operating activities

     Depreciation and amortization                                                  24,303                  30,853

     Accretion of discount                                                           4,639                  44,261

     Severence provision                                                                 -                  80,635

     CHANGE IN ASSETS AND LIABILITIES

      (Increase) Decrease in accounts receivable                                  (315,252)                (41,984)

      Decrease (Increase) in inventory                                             (73,171)                253,544

     (Decrease) Increase in accounts payable and accrued

        liabilities                                                                111,596                (257,520)

      Increase in due to related parties                                           (21,000)                      -


               Net cash (used) provided in operating activities                   (553,195)               (608,635)

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of furniture and equipment                                         (236,427)                      -

      Purchase of other assets                                                    (235,189)                      -


           Net cash used by investing activities                                  (471,616)                      -


CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from long-term debt and notes payable                                  718,684                       -

   Repayment of long-term debt and notes payable                                         -                 (65,981)

    Stock issued for purchase                                                      250,000


     Net cash (used) provided by financing activities                              968,684                 (65,981)


Effect of exchange rates on cash                                                      (848)                  1,014

Net (decrease) increase in cash                                                    (56,127)               (673,602)

Cash at beginning of year                                                           50,492                 634,511

Cash at end of period                                                               (6,483)                 69,210


SUPPLEMENTARY INFROMATION

    Interest paid                                                                   72,898                  40,693

    Income taxes paid                                                                    -                       -


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES


Note 1 - General

         The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10 QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999. The results of operations for the six-month period ended August 31, 1999 are not necessarily indicative of the results expected for the full year.

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

                                                  Six Months Ended August 31,
Comprehensive income:                               1999              1998
                                                 ----------        ----------
      Net Loss                                   $ (284,310)       $ (718,424)
      Cumulative translation adjustment             (46,233)            1,014
                                                 ----------        ----------

  Total comprehensive income                     $ (238,077)       $ (717,410)
                                                 ----------        ----------

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES


Note 3 - Segment Information

         The Company is an energy service and manufacturing company that provides a variety of services and equipment to the exploration and production of oil and gas. The Company defines its business segments into two separate groups: drilling products and production equipment. Financial information by industry segment for each of the six months ended August 31, 1999 and 1998 is summarized below:

1999                               Drilling     Production
                                   Products      Equipment     Corporate       Total
                                   --------     ----------     ---------     ---------
Revenue                             493,509       262,264             -        755,773
Total expenses                      663,952       292,260        86,755      1,042,968
Income (loss) from operations      (170,444)      (29,996)      (86,755)      (298,837)
Net income (loss)                  (166,248)      (29,563)      (76,858)      (284,311)



1998                               Drilling     Production
                                   Products      Equipment     Corporate       Total
                                   --------     ----------     ---------     ---------
Revenue                             937,623       278,959             -      1,216,582
Total expenses                    1,108,388       369,608       426,948      1,904,944
Income (loss) from operations      (170,764)      (90,650)     (426,948)      (688,362)
Net income (loss)                  (150,347)      (63,210)     (504,867)      (718,424)


Note 4 - Reclassifications and Restatements

         Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1999 classifications. These reclassifications had no impact on net income or shareholders' equity.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company's products are used both for the drilling and production phases of oil and natural gas wells. The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment segment develops, manufactures and markets the Petrovalve + Plus-R- Pump Valve and the Petrovalve Gas Breaker Valve, which are valves for down-hole sucker-rod pumps used in oil wells. The drilling products segment manufactures and distributes centralizers, which are spiraled vane cementing sleeves and stand off tools that improve mud and cementing displacement in drilled oil wells.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES


Production Equipment

         The Company has focused on the development of its proprietary and patented technologies; the Petrovalve +Plus-R- Pump Valve and the Petrovalve Gas Breaker Valve. Both patented products are valves used in down-hole sucker-rod pumps. The Petrovalve Gas Breaker Valve provides a solution to gas lock problems. Both valves offer producers operating advantages by performing more efficiently and lasting longer than the traditional ball and seat valves. Flotek's original technology was developed in concert with several university research departments, including the University of Alberta and is the subject of various patents and patent applications.

Drilling Products

         Flotek's drilling products division manufactures, sells and services several products that enhance oil and gas well cementing programs. Its primary product is the Cementing Turbulator, which the Company began distributing in March of 1994, when it acquired Turbeco Inc., an oilfield service company. The Turbulator is a steel sleeve, which is placed over pipe before the cementation process of pipe or casing. This pipe or casing is commonly cemented in the open hole section of a recently drilled oil well. The main purpose of this tool is to provide maximum standoff and improve mud displacement to obtain the best cement bond. The Company was one of the first companies to distribute spiral vaned cementing turbulators. The Turbulator has gained widespread acceptance through is proven ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications. In June 1999, the Company acquired exclusive rights to the King `D-Mudder' design and patented technology. This enhancement has been proven to improve the cementing of casing by removing drilling mud film from the casing external surface.

Business Environment

         The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations as to energy prices and the supply and demand for crude oil and natural gas. Petroleum supply and demand, and pricing, in turn are influenced by numerous factors including, but not limited to, the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, and the condition of the capital and equity markets. The worldwide price of oil had declined significantly since late 1997, with prices having dropped as much as 40% to under $13 per barrel for spot deliveries. This decline has been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter, and high inventory levels of oil and gas.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES


         The depressed economic conditions in Southeast Asia also have had a negative effect on the economies in other regions around the world and the associated demand for oil in those regions. These conditions have resulted in substantially lower rig utilization rates in the United States and Canadian land markets as well as less dramatic declines in the United States offshore markets as the Company's customers have begun to reevaluate their exploration and development plans for 1999 in light of current lower oil prices. The above factors have particularly affected the demand for many of the Company's centralizer products. Although oil and natural gas prices have recently shown some improvement, a renewed decline in future oil and natural gas prices would likely result in reduced exploration and development of oil and gas and a decline in the demand for the Company's drilling products and could have an adverse financial effect on the Company.

         Within the United States and Canada, the Company's artificial lift segment had experienced declines in revenue as demand and pricing had fallen with the lower rig count and oil production activity, but is showing improvement in the recent market. The artificial lift segment was particularly affected by large declines in demand for its equipment used for the production of heavy oil and other wells that are highly dependent on oil prices. Although demand has shown some improvement, there is no assurance of stability in this phase of the market.

         In response to current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in employment, the reduction of certain operating expenses, and disposal of certain lower margin product lines.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

Results of Operations

Quarter ended August 31, 1999 compared to the quarter ended August 31, 1998.

The following charts contain selected financial data comparing our results for 1999 and 1998:

                                                1999                 1998
                                                ----                 ----
Revenues                                         755,772             1,216,583

Gross profit                                     356,834               467,785

Gross margin %                                    47.21%                38.45%

Costs and expenses                             1,040,717             1,904,944

Loss from operations                             284,944               748,798

Net loss                                         270,418               718,424

Loss per share                                      .006                  .017

    Consolidated revenues were down $460,811, or 38% for the quarter ended August 31, 1999, as compared to the same period in 1998, primarily due to the effect of lower oil prices resulting in certain customers' decision to limit investments in exploration, drilling and production activities. Revenues from the drilling products segment decreased by 47% in the quarter as compared to the same period of 1998. Despite higher oil prices, drilling activity has not shown a concomitant increase.

Costs and Expenses

    The Company's consolidated gross margins increased from 38% in the quarter ended August 31, 1998 to 47% in the quarter ended August 31, 1999. The Company's drilling products segments gross margins increased from 29% in the quarter ended August 31, 1998 to 38% in the quarter ended August 31, 1999. The increase in gross margins is attributed to Company's acquisition of its manufacturer of most of its product lines, Trinity Tool Inc. in July 1999. The Company's production equipment segments gross margins declined from 68% in the quarter ended August 31, 1998 to 64% in the quarter ended August 31, 1999. This was attributed to the Company's redesign of the guides and cost to manufacture the new `open' cage body.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down $159,679 or 26% in the quarter as compared to the same period in 1998. In response to the current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in the Company's sales-force.

    General corporate expenses decreased in the quarter by $316,109 or 63% as compared to the same period in 1998. In response to the current industry conditions, the Company has implemented various actions directed at reducing costs to be in line with the reduced operating activities. These actions include reductions in the Company's corporate overhead.

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

    At August 31, 1999, the Company had no cash on hand as compared to cash of $13,323 at the end of the first quarter. The overall decrease in the Company's working capital during the current fiscal year is attributed to an overall decrease in cash and an increase in short-term debt. The Company has sustained substantial operating losses in recent years.

In addition, the Company has used substantial amounts of working capital in its operations. Further, the company has a debt payment of $750,000 due in July 1999. An extension has been granted by the creditor. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management is taking the following steps to provide the Company with adequate working capital:

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

On July 1, 1999, the company acquired all the issued and outstanding common stock of Trinity Tool, Inc., the principal manufacturer of much of the Company's product lines. The acquisition was in consideration of $50,000. cash and 2,500,000 shares of Company stock.

Management continues to reduce general and administrative expenses and judiciously monitor needed selling expense.

Management intends to secure new long-term equity financing for working capital purposes.

Management is negotiating with the lenders a conversion of the existing $1,250,000 debt obligation to equity.

Risk Factors

The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected:

The Company's ability to raise additional working capital could be limited due to future operating losses and the existing level of short-term debt. Without the ability to raise operating capital or to convert debt to equity and to return to profitability, there would be substantial doubt about the Company's ability to continue as a going concern.

Competitive factors including, but not limited to, the Company's limitations with respect to financial resources and its ability to compete against companies with substantially greater resources.

The Company's ability to control the amount of operating expenses.

The Company's drilling products segment generates a significant portion of the Company's consolidated revenues. A further reduction in drilling activity could adversely affect future operating results..

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

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

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

    The Company has completed the evaluation of its current hardware and software systems. The external evaluations and recommendations are in process and the estimated cost associated with achieving Y2K compliance are not expected to have a material impact on the Company's financial condition or results of operations. The Company has asked for and received confirmation from its vendors that they are also in compliance. Though the Company can not guarantee that there will not be some problems, The Company has taken precautions with back up procedures to insure that there will be no delays in the delivery of products and subsequent financial information.

 Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    3.1   Articles of Incorporation (incorporated by reference to the Company's
          Form 10-Q for the quarter ended November 30, 1997)
    3.2   By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
    3.3   Amendment to Registrant's Bylaws (incorporated by reference to the
          Company's Form 10-KSB for the year ended February 28, 1998)
    4.1   Shareholders Protection Rights Plan (incorporated by reference to the
          Company's Form 10-Q for the quarter ended November 30, 1997)
   10.1   Distribution Agreement - Downhole Products (UK), LTD (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   10.2   Wallace Robertson Inc. Consulting Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   10.3   Bill Jayroe Employment Agreement (incorporated by reference to the
          Company's Form 10-Q for the quarter ended November 30, 1997)
   10.4   Convertible Loan Agreement between the Company and TOSI, L.P dated
          October 16,1997 (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   10.5   Form of Warrant Agreement dated October 16, 1997 - Marlin Investors,
          L.L.C. (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)


                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

   10.6   Form of Warrant Agreement dated October 16, 1997 - Charles A. Dickinson incorporated by reference to the Company's Form 10-Q quarter ended November 30,
          1997)
   10.7   License Agreement - Harlan King (incorporated by reference to the
          Company's Form 10-Q for the quarter ended November 30, 1997)
   10.8   Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Marlin Investors, L.L.C.(incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   10.9   Form of Subscription Agreement by and between the Company and certain shareholders, dated September 16, 1997 - Charles A. Dickinson (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   10.10  Promissory Note between Chisholm Energy Partners, LLC and the Company dated February 24, 1999. (incorporated by reference to the Company's Form 10-KSB for the year ended February 28, 1999)
   21.1   List of Operating Subsidiaries (incorporated by reference to the
          Company's Form 10-Q for the quarter ended November 30, 1997)
  *27.1   Financial Data Schedule

*  Filed herewith
b) Reports on Form 8-K

During the fiscal quarter ended August 31, 1999, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        FLOTEK INDUSTRIES INC.
        (Registrant)

Date:   October 20, 1999   By:
                              ---------------------------------------------
                              Jerry Dumas
                              President and Chief Executive Officer
                              (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)