Form 10QSB
period 1999-11-30
FLOTEK INDUSTRIES INC/CN/
filed 2000-01-18
CIK 928054

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended November 30, 1999

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

                                 Yes /x/ No / /

As of November 30, 1999 the number of shares of common stock outstanding was 48,493,295


           Transitional Small Business Disclosure Format (check one):

                                 Yes / / No /x/

Part I - Financial Information

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                November 30,         November 30,
                                 ASSETS                                           1999                  1998
                                                                               -------------         -------------
CURRENT ASSETS
    Cash                                                                       $         115         $           -
    Accounts receivable, less allowance for doubtful
       accounts of $17,905.58 and $6,017.78                                          504,590               238,337
    Inventory                                                                        894,634               861,074
                                                                                ------------          ------------
          Total current assets                                                     1,399,339             1,099,411
FURNITURE AND EQUIPMENT                                                              363,104               111,972
OTHER ASSETS                                                                         379,624               139,195
                                                                                ------------          ------------
                                                                               $   2,142,067         $   1,350,578
                                                                                ============          ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Note payable                                                               $     249,515         $      45,000
    Current portion of long-term debt                                              1,352,218               774,323
    Accounts payable and accrued liabilities                                         730,931               510,517
    Accrued repurchase option                                                              -
                                                                                ------------          ------------
          Total current liabilities                                                2,332,664             1,329,840
LONG-TERM DEBT                                                                       136,841                10,061
COMMITMENTS                                                                                -                     -
SHAREHOLDERS' EQUITY
    Common stock - no par value; 100,000,000 shares
       authorized; 48,493,295 issued
       and outstanding                                                            18,384,296            18,134,295
    Additional paid in capital                                                       163,813               150,313
    Equity adjustment from foreign currency translation                             (232,319)             (288,965)
    Accumulated deficit                                                          (18,643,226)          (17,984,966)
                                                                                ------------          ------------
     Shareholder equity                                                             (327,438)              (10,677)
                                                                                ------------          ------------
     Total                                                                     $   2,142,067         $   1,350,578
                                                                                ============          ============



The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months                      Nine Months
                                                           Ended November 30,               Ended November 30,
                                                           1999             1998             1999            1998
                                                      -----------     -----------       -----------     -----------
Sales                                                     399,513         357,089       $ 1,155,285     $ 1,573,672

Costs and expenses:
    Cost of goods sold                                    139,639         220,469           520,802         969,267
    Selling                                               228,400         226,458           694,138         847,271
    General and administrative                            132,800         149,920           321,602         654,401
    Depreciation and amortization                          14,458          13,323            38,648          43,176
    Research and development                                   -               -                 -               -
                                                      -----------     -----------       -----------     -----------
                                                          515,296         610,170         1,576,190       2,514,115

          Loss from operations                           (115,782)       (253,081)         (420,905)       (940,443)

Other income (expense), net
    Interest                                              (35,249)        (27,431)         (115,532)       (112,168)
    Other                                                  15,414           7,393           102,847          62,068
                                                      -----------     -----------       -----------     -----------
                                                          (19,835)        (20,038)          (12,685)        (50,100)

Net loss                                              $   135,617     $   273,119       $   433,590     $   990,543

Basic and diluted loss per share                      $      0.01     $      0.01       $      0.01     $      0.02

Weighted average number of shares outstanding          48,493,295      45,680,795        48,493,295      44,014,128












 The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Nine Months
                                                                                              Ended November 30,
                                                                                            1999              1998
                                                                                         ---------          ---------
Cash flows from operating activities
    Net loss for the period                                                              $(433,590)         $(990,543)
    Adjustments to reconcile net losses to net cash
       used in operating activities
       Depreciation and amortization                                                        38,698             43,176
       Accretion of discount                                                                     -             55,326
       Compensatory stock options                                                                -              1,200
       Write-off of Inventory                                                                    -             98,170
       Severance provision                                                                       -             80,635
       Loss on disposal of capital assets                                                        -             24,638
       Change in assets and liabilities
       (Increase) Decrease in accounts receivable                                         (366,233)           189,129
          Decrease (Increase) in inventory                                                (108,995)           221,860
          (Decrease) Increase in accounts payable and accrued
              liabilities                                                                  298,658           (309,774)
                                                                                         ---------          ---------
    Net cash (used) provided in operating activities                                      (573,317)          (586,183)
Cash flows from investing activities                                                            -
    Proceeds from sale of capital assets                                                                       12,000
    Purchase of capital assets                                                            (282,124)                -
    Purchase of other assets                                                              (242,438)                -
                                                                                                            ---------
              Net cash provided (used) by investing activities                          (1,095,879)             12,000
Cash flows from financing activities
    Proceeds from issuance of share capital, net of costs                                  250,000
    Proceeds from long-term debt and notes payable                                         795,697             15,000
    Repayment of long-term debt and notes payable                                               (0)           (75,328)
                                                                                                            ---------
              Net cash (used) provided by financing activities                           1,045,697            (60,328)
Net (decrease) increase  in cash                                                           (50,377)          (634,511)
Cash at beginning of year                                                                $  50,492          $ 634,511
                                                                                                            ---------
Cash at end of period                                                                    $     115          $      -
Supplementary information
    Interest paid                                                                          103,539          $  64,355
    Income taxes paid                                                                           -                  -



 The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 1999. The results of operations for the three-month period ended November 30, 1999 are not necessarily indicative of the results expected for the full year.

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


                                                      Three Months Ended             Nine Months Ended
                                                         November 30,                  November 30,
                                                     1999           1998            1999           1998
                                                     ----           ----            ----           ----
      Comprehensive income:
      Net Loss                                     $  135,617     $  273,119      $  433,591      $  990,543
      Cumulative translation adjustment                                4,343                          3,329
                                                                  ----------                      ----------
      Total comprehensive income                   $  135,617     $  277,462      $  433,591      $  993,872
                                                   ==========     ==========      ==========      ==========


RESULTS OF OPERATIONS

Revenue by Operating Segment:


                                          Three Months Ended                   Nine Months Ended
                                             November 30,                         November 30,
                                        1998              1999              1998               1999
                                        ----              ----              ----               ----
Drilling Products                      $ 321,684       $ 284,787          $ 1,259,307        $   729,968
Production Equipment                      35,405         114,727              314,365            376,904
                                         -------         -------            ---------          ---------
                                       $ 357,089       $ 399,514          $ 1,573,672        $ 1,106,872
                                        ========        ========           ==========         ==========


Consolidated revenues were down $418,473, or 27% for the quarter ended November 30, 1999, as compared to the same period in 1998, resulting from certain customers' decision to limit investments in exploration, drilling and production activities.

Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down $601,598, or 33% in the third quarter as compared to the same period in 1998

General corporate expenses decreased in the third quarter by $337,327, or 48% as compared to the same period in 1998

Interest Expenses

Overall interest expense for the quarter ended November 30, 1999 is up 30% due to the additional capital investments of William Ziegler, Jerry D. Dumas, Sr. and Chisholm Energy Partners, L.L.P., in addition to the TOSI Ltd. Investment.

Note 3 - Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures About Segments of an Enterprise and Related Information, in the first quarter of 1999. SFAS No. 131 requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to the segment. Quarterly disclosures are not required in the first year of adoption.

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

BUSINESS

              Flotek Industries Inc. (hereafter the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Flotek is headquartered in Houston, Texas and its common shares are listed on the OTC Bulletin Board market.

              The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment division develops, manufactures and markets the PETROVALVE + PLUS-R-PUMP VALVE and the PETROVALVE GAS BREAKER VALVE, which are valves for downhole sucker-rod pumps used in oil wells. The drilling products division manufactures and distributes casing centralizers, which are vaned sleeves and stand off tools that improve mud and cementation displacement in drilled oil wells.

PRODUCTION EQUIPMENT

              The Company has focused on the development of its proprietary and patented technologies: the PETROVALVE + PLUS-R- PUMP VALVE and the PETROVALVE GAS BREAKER VALVE. Both patented products are valves used in down-hole sucker-rod pumps. The PETROVALVE GAS BREAKER VALVE provides a solution to gas lock problems. Both valves offer producers operating advantages by performing more efficiently and lasting longer than the traditional ball and seat valves. We have now expanded the use of the valve as a standing valve for other types of artificial lift applications in the oil industry, such as the Hydraulic Pump, Electro Submersible Pump (ESP) Gas Lift and Plunger Lift.

DRILLING PRODUCTS

              Flotek's drilling products division distributes and services several products that enhance oil and gas well cementing programs and the safety and effectiveness of the drilling process. Its primary product is the CEMENTING TURBULATOR, which the Company began distributing in March of 1994, when it acquired Turbeco Inc., an oilfield service company. The TURBULATOR is a steel sleeve, which is placed over pipe before the cementation process of pipe or casing. This pipe or casing is commonly cemented in the open hole section of a recently drilled oil well. The main purpose of this tool is to provide maximum standoff and improve mud displacement to obtain the best cement bond. The Company was one of the first companies to distribute spiral vaned cementing turbulators. The TURBULATOR has gained widespread acceptance through its proven ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications. The Company also markets the patented D-Mudder, a tool that effectively removes external casing mud and improves primary cement results. The Company also has patents pending on new technology that should have a positive effect on the Company's business and income.

Business Environment

              The business environment for oilfield operations and its corresponding operating results have shown marked improvement during the quarter, but are affected significantly by petroleum industry exploration and production expenditures. The market for oilfield products and services has resulted in a small increase in domestic rig count that still remains at historical low levels. Despite recent increases in oil and natural gas prices, drilling and production activity has remained relatively low. The increase in oil prices has followed an agreement of the Organization of Petroleum Exporting Countries to limit oil production. The increase in oil prices has not yet resulted in any material increase in rig or drilling activity. The reduction in exploration and production activity during 1999 continues to impact the Company's businesses through relatively low revenues, pricing pressures, and reduced margins. Low exploration activity reduces the demand for the products and services provided by us serving the drilling markets. Our drilling products were the most significantly affected.

              The patent suit brought by Milam Tool Company has now been settled on the basis of Turbeco, Inc. modifying and reconfiguring some of its centralizer products, and the settlement payment to the Complainants of $125,000, $75,000 of which has been paid, and the remainder to be paid in eight quarterly payments.

              On the claim made by William Jayroe under his employment agreement with the Company, an arbitration hearing was held on November 30, 1999; briefs were filed by legal counsel for both sides; and a decision will be handed down by the Arbitrator by the end of January, 2000.


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

- Management is adding complimentary product lines to help diversify the Company's product mix, without increasing supporting expenditures.

- Management intends to secure new long-term equity financing for working capital purposes.

- Management plans to seek potential acquisition candidates that will accrete to earnings and diversify the Company's market.

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

- Any declines in the current worldwide rig count or drilling activity will further reduce the demand for our drilling products and services and will have a material adverse effect on the Company's financial condition and results of operations.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended February 28, 1998)

4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

*27.1     Financial Data Schedule

*  filed herewith

(b) Reports on Form 8-K

During the fiscal quarter ended November 30, 1999 the Company filed no reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FLOTEK INDUSTRIES INC.
                                      (Registrant)

Date:         January 15, 2000        By:  /s/ Jerry Dumas
                                          -----------------------------------
                                              Jerry Dumas
                                      President and Chief Executive Officer
                                      (PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL
                                      FINANCIAL OFFICER, PRINCIPAL ACCOUNTING
                                      OFFICER)