Form 10KSB
period 2000-02-29
FLOTEK INDUSTRIES INC/CN/
filed 2000-06-13
CIK 928054

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - KSB

(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2000

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

   Title of each class             Name of each exchange on which registered
   Common Stock, no par                         OTC Bulletin Board

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          Yes (x)         No ( )

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for the Company's 2000 fiscal year were $1,561,793.

The aggregate market value of Common Stock held by non-affiliates as of May 31, 2000, determined using the share closing price on the OTC of $0.12 (United States Dollar) on that date was $5,819,195.

There were 48,493,295 shares of the Registrant's Common Stock outstanding on February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 2000 Annual Meeting of Stockholders
              are incorporated by reference into Part III hereof.

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

ITEM 1. - DESCRIPTION OF BUSINESS.

Business

     Flotek Industries Inc. (hereafter the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status by continuing under the laws of the Province of Alberta.
Flotek is headquartered in Houston, Texas and its common shares have been listed on the OTC Bulletin Board market. The Company's common stock is traded in the United States on the OTC Bulletin Board market under the symbol FOTDF.

     The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment division develops, manufactures and markets the Petrovalve + Plus(R) Pump Valves that include the Petro Valve Gas Breaker, the Standing Valve for use with electric DH pumps, the Petrovalve Injector Valve, which are valves for downhole sucker-rod pumps used in oil wells. The drilling products division manufactures and distributes casing centralizers, which are vaned cementing sleeves and integral joint stand off tools that improve mud and cementation displacement in drilled oil wells.

Production Equipment

     The Company has focused on the development of its proprietary and patented technologies: the Petrovalve + Plus(R) Pump Valve and the Petrovalve Gas Breaker Valve. Both patented products are valves used in down-hole sucker-rod pumps. The Petrovalve Gas Breaker Valve provides a solution to gas lock problems. Both valves offer producers operating advantages by performing more efficiently and lasting longer than the traditional ball and seat valves. Flotek's original technology was developed in concert with several university research departments, including the University of Alberta, and is the subject of various patents and patent applications. The Company's production equipment customers are the North American oil producers, and international energy companies.

     The Company's competition in the production equipment market is comprised of ball-and-seat manufacturers as well as rod-pump manufacturers. There is substantial competition in the oil field industry, which the Company assumes will remain at current levels for the foreseeable future; however, there is no other significant proprietary artificial lift technology in the downhole sucker-rod pump market. The pump manufacturers manufacture an inferior ball & seat and can only set themselves apart by pricing. Presently, ball-and-seat manufacturers produce the majority of ball-and-seat valves for manufacturers of rod-pumps, yet, the rod-pump manufacturer is not considered to be in competition with the ball-and-seat manufacturer. The Petrovalve Plus valve product is manufactured by leading manufacturers to our controlled specifications.

     The Company's largest competitors with respect to its production equipment product line engage primarily in the manufacturing and direct sale of new equipment. These large manufacturers include Halliburton, and Weatherford International, Inc. within the United States. These companies tend to concentrate on the sale of new equipment, (down-hole sucker rod pumps and associated equipment), with sales to the customers through their regional and local pump repair facilities.

     The Company utilizes outside manufacturers under license arrangements to manufacture its patented products. The Company currently uses A-1 Carbide in California, Aves in Arlington, Texas, among others. The Company's valve products are sold directly to the end user, the oil and gas producer, and distributed domestically through pump repair facilities and regional oilfield supply stores; and internationally through area agents and distributors, as well as direct Petrovalve Plus sales.

Drilling Products

     Flotek's drilling products division manufactures, distributes and services several products that enhance oil and gas well cementing programs and the safety and effectiveness of the drilling process. Its primary products include the Cementing Turbulator, which the Company began distributing in March of 1994, when it acquired Turbeco Inc., an oilfield service company. The Turbulator is a steel sleeve, which is placed over pipe before the cementing process of pipe or casing. This pipe or casing is commonly cemented in the open hole section of a recently drilled oil well. The main purpose of this tool is to provide maximum standoff and improve displacement to obtain the best cement bond. The Company was one of the first companies to distribute spiral vaned cementing turbulators. The Turbulator has gained widespread acceptance through its proven ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications. New products that have been successfully introduced are the Integral Pup Centralizer, the Eccentric Turbulator (jointly patented with Marathon Oil), and the most recent Rotolok Centralizer.

     The Company's Drilling Products customers are made up of the North American oil producers, including major oil companies that are involved in exploration and the drilling and cementing of oil wells. The Company's active customer base is well distributed between major oil companies and smaller independent operators. The Company's marketing area includes the Gulf of Mexico. As a result of the addition of US patented technology, the Company has negotiated the distribution and representation of its drilling products on a global basis with several major oil-field service providers that have existing world-wide distribution. Currently the Company's primary competitors with respect to its drilling products are: Weatherford International, Inc., Franks Industries, Ray Oil Tools and Milam Tool Company.

Product Demand

     Currently, the worldwide price of oil has risen as a result of production controls by OPEC. However, for most of our fiscal year 2000 activity, the price of oil was low, resulting in a depressed drilling market. In spite of this price rise, the North American and international rig counts were at or near historical lows. Our drilling products segment is materially affected by the rig count. A continuation of the rig count at its historical low levels for a prolonged period of time can adversely affect our results. In addition, any declines in the current worldwide rig count or drilling activity could further reduce the demand for our drilling products and services and would have a material adverse effect on the Company's financial condition and results of operations. However, with oil prices recovered we anticipate a modest rise in drilling activity.

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

Employees

     As of February 29, 2000, the Company employed approximately 24 employees. The Company considers its relationship to its employees to be generally satisfactory.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases 9,000 square feet of space at 7030 Empire Central
Drive, in Houston, Texas, where the Company's headquarters are located, including sales offices and operating warehouse. In addition, the Company leases a 5,000 square foot sales office and warehouse in Lafayette, Louisiana, and 500 square feet of office and warehouse in Edmonton, Alberta, Canada. The Company owns 10,000 square feet of space at 1402 Fort McKavitt Street, Mason, Texas used for the Company's manufacturing operation and storage. The Company believes that its distribution and sales facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

     There are presently no outstanding law suits against the Company. During the year two legal issues were settled: A patent infringement claim against the Company, brought by Milam Tool, Inc., has been settled, without admission of infringement, and Milam Tool, Inc. has granted the Company a paid-up license.
An arbitration demand brought by a former officer for severance and expenses was settled in the fourth quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the OTC Bulletin Board markets in the United States, under the symbol "FOTDF." The high and low closing sale prices as quoted in US dollars were as follows for the quarterly periods indicated:


YEAR ENDED FEBRUARY 29, 2000                             HIGH          LOW
                                                       -------        -----
Fiscal Quarter Ended May 31, 1999                        0.15          0.05
Fiscal Quarter Ended August 31, 1999                     0.18          0.04
Fiscal Quarter Ended November 30, 1999                   0.125         0.05
Fiscal Quarter Ended February 29, 2000                   0.20          0.03

YEAR ENDED FEBRUARY 28, 1999

Fiscal Quarter Ended May 31, 1998                        0.28          0.11
Fiscal Quarter Ended August 31, 1998                     0.15          0.05
Fiscal Quarter Ended November 30, 1998                   0.18          0.04
Fiscal Quarter Ended February 28, 1999                   0.14          0.03

Holders of Record

     At February 29, 2000, the Company had approximately 135 holders of record of the Company's common stock. This includes shareholders in street name accounts with approximately 50% of the outstanding shares.

Dividends

     The Company has not declared a cash dividend during the last two fiscal years. In addition, there is a convertible loan agreement dated October 16, 1997 with TOSI LLP which prohibits the Company from declaring or paying any dividends.

Recent Sales of Unregistered Securities

     None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Business Environment

     Flotek consists of two divisions, which provide products and services used in the drilling and production of oil and gas wells. The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. Higher oil prices have not resulted in a substantial increase in funds being allocated by our customers to explore for and produce oil and gas, and the exploration and production of oil reserves in various locations remain uneconomical. The capital budgets of our customers have not been substantially increased because of industry consolidations and market uncertainties as to future oil prices. There is always the possibility of reduction in exploration and production activity which would impact our businesses through lower revenues, pricing pressures and reduced margins. Reduced exploration activity would reduce the demand for the products and services provided by us serving the drilling markets. Our drilling products would be the most significantly affected.


RESULTS OF OPERATIONS


REVENUE BY OPERATING SEGMENT:

                                                  YEAR ENDED
                                     -------------------------------------
                                     FEBRUARY 29, 2000   FEBRUARY 28, 1999
                                     -----------------   -----------------
REVENUES
       Drilling Products Segment          $1,113,168         $1,451,519
       Production Equipment Segment          448,625            342,190
                                          ----------         ----------
Consolidated Revenues                     $1,561,793         $1,793,709


     Consolidated revenues were down for the year ended February 29, 2000 as compared to the same period in 1999. Revenues from the drilling products segment decreased as to the same period in 1999, reflecting the record low North American rig counts caused by the 1999 decline in oil prices. Subsequent increases in oil prices did not substantially increase drilling activity. Our operations were materially affected by the decline in the drilling rig count, reducing the demand for the Company's drilling products and services. Revenues from the production equipment segment were higher for the year as compared to the same period in 1999, reflecting increased acceptance of our production valve products.

Costs and Expenses

     Consolidated gross margins decreased from 1999 to 2000. In fiscal 2000, the Company incurred a charge of $251,000, primarily related to the drilling products segment, to provide a reserve for slow moving inventories. Excluding the write-down of inventory, the Company's consolidated gross margins increased from 36% to 41.5%, reflecting the favorable product mix change to the more profitable production equipment segment and increased profitability in the drilling products segment resulting from an eight month reduction in cost of sales after the purchase of Trinity Tools, Inc. (Previously the Company purchased products from Trinity).

     Selling expenses which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance and other direct selling costs were down as compared to the same period in 1999. This decrease was primarily attributable to the full year impact of the prior year reduction of the work force in response to the reduction in exploration and development activity. The Company also increased in-house sales, which have lower selling costs. The Company now uses in-house printing for catalogs and brochures, significantly reducing their cost.

     General and administrative expense decreased by approximately $25,000. Benefits from the Company's cost reduction program were offset by increased litigation costs related to settlements and attorney's fees.

     The $60,000 increase in depreciation & amortization resulted primarily from the acquisition of Trinity and reflects depreciation of its assets and amortization of goodwill during the eight months it was included in fiscal 2000 operations.

Interest Expense

     Interest expense for fiscal 2000 was $173,783 compared to $134,819, an increase of 29%. The increase in interest expense reflects the increase in the Company's overall indebtedness in 2000.

Non-recurring charges

     In the fourth quarter of fiscal 2000, the Company incurred a non-recurring charge of $251,000 related to the provision of reserves for slow moving inventory. The Company has instituted procedures to insure inventory movement is closely monitored to reduce the potential of future overstock situations.

     In the fourth quarter of fiscal 2000, the Company incurred a charge of $125,000 related to the settlement of a lawsuit.

REVENUE BY OPERATING SEGMENT:

                                                YEAR ENDED FEBRUARY 28,
                                              ---------------------------
                                                  1999            1998
                                              ------------     ----------
REVENUES
 Drilling products segment                     $1,451,519      $2,700,245
 Production equipment segment                     342,190         481,423
                                               ----------      ----------
Consolidated Revenues                          $1,793,709      $3,181,668
                                               ==========      ==========

     Consolidated revenues were down 44% for the year ended February 28, 1999, as compared to the same period in 1998. Revenues from the drilling products segment decreased 46% as compared to the same period in 1998. The North American rig counts were at historical or near historical lows due to recent declines in oil prices. Our operations were materially affected by the decline in the rig count during 1998 and 1999. This reduction in exploration activity has reduced the demand for the Company's drilling products and services. Revenues from the production equipment segment were down 29% for the year as compared to the same period in 1998. The Company's production equipment revenue was severely affected by the recent declines in oil prices. These declines were particularly felt in our North American and South American operations where historically our customers are located. In addition, the Company's lack of sufficient working capital for inventory requirements and marketing hindered the sales effort.

Costs and Expenses

     Consolidated gross margins increased from 23% in 1998 to 36% in 1999. However, in the fourth quarter of 1998, the Company wrote-down the cost of a portion of its Petrovalve inventory due to the redesign and improvement of its Petrovalve technology. The Company incurred a charge of $604,765, which was included in the Company's consolidated cost of goods sold in 1998. Excluding the write-down of Petrovalve inventory during 1998, the Company's consolidated gross margins decreased from 42% in 1998 to 36% in 1999. The overall decline in gross margin percentages was attributed to pricing pressures, primarily in the Company's drilling products and freight charges that were written-off in the Company's drilling products segment as a result of the termination of its exclusive distribution agreement with Downhole Products Plc., the Company's supplier of its Spir-O-Lizer line of products. As stated in the distribution agreement, Downhole Products Plc. was required to repurchase the Company's entire Spir-O-Lizer inventory at the original invoice price, excluding all transportation costs incurred by the Company for transporting the inventory from Scotland to its Houston facility. As a result of the termination of the distribution agreement, $98,170 in freight costs were charged against cost of sales during the quarter. In addition, reduced exploration activity due to the recent declines in oil prices has reduced the demand for the products and services provided by us serving the drilling markets. Accordingly, the Company had to reduce the selling prices on its drilling products.

     Selling expenses, which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance, and other direct selling costs, were down 34%, as compared to the same period in 1998. This decrease was primarily attributed to an overall reduction in the Company's workforce in response to the reduction in exploration activity.

This reduction in exploration activity has reduced the demand for the Company's drilling products and services.

     General and administrative expenses were down 47% as compared to the same period in 1998. This decrease was primarily attributed to an overall reduction in the Company's workforce in response to the reduction in exploration activity. The Company anticipates that in fiscal year 2000, general and administrative expense will decrease in absolute dollars due to an expected full years benefit of the Company's current cost reduction programs.

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


CAPITAL RESOURCES AND LIQUIDITY

     The Company has financed its operations to date from stock offerings, borrowings and internally generated funds. The principal use of its cash has been to fund the working capital needs of the Company.

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

     The Company's cash and cash equivalents increased to $128,184 at February 29, 2000 from $50,492 at February 28,1999. Overall cash flows used in operating activities increased to $794,081 from $690,804 in 1999. Accounts receivable increased from $138,357 at February 28, 1999 to $296,172 at February 29, 2000. Sales for January and February 2000 were substantially higher compared to the similar period in 1999. This relatively higher level of sales has continued into the first quarter of 2001. Inventory levels increased to $860,872 at February 29, 2000 from $785,639 in 1999 reflecting a build up of new product lines and inventory sizes, acquisition of raw material and in process inventory related to the Trinity Tools, Inc. purchase, offset by the $251,000 reserve for slow moving inventory. In December 1999 the Company purchased approximately $100,000 of specialized drilling tools, representing a new product line.

     The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing activities.

Investing Activities

     Major capital expenditures in fiscal 2000 related primarily to the acquisition of Trinity Tool, Inc. and automobiles. The Company does not intend to make any material capital expenditures during the upcoming fiscal year. Any capital expenditures that are required will be funded through available cash, cash flow from operations, or future financing activities.

Financing Activities

     Cash flows provided by financing activities increased from $118,190 in Fiscal 1999 to $ 1,002,066 in Fiscal 2000. Cash was raised through the issuance of notes payable, issuance of long-term debt and amounts received from related parties.

     At February 29, 2000 the Company has a working capital deficit of $1,873,407 and cash and cash equivalents of $128,184 compared to a working capital deficit of $438,797 and cash and cash equivalents of $50,492 at February, 28,1999. The overall decrease in working capital is attributable primarily to the increase in current portion of long-term debt, accounts payable and accrued liabilities, and amounts due to related parties. The Company has sustained substantial operating losses in recent years resulting in a stockholders' deficit of $ 1,418,075 at February 29, 2000. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has current maturities of debt totaling $1,801,367.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with adequate working capital:

 .    Management is in the process of restructuring existing indebtedness totaling $1,780,000 at February 29, 2000. Under the proposed restructuring the indebtedness would be converted to preferred stock, decreasing current liabilities by $1,910,000.

 .    After the proposed restructuring, management intends to secure a working capital line of credit to increase liquidity.

 .    Management has reduced ongoing selling, general and administrative expense by eliminating high cost positions and tightening expenditure controls.

 .    Management continues to add complementary product lines to help diversify the Company's product mix. Such new product lines will be sold through the Company's existing sales structure.

 .    Management continues to seek potential acquisition candidates to either decrease our costs of providing products, similar to the Trinity Tool Acquisition discussed below, or add new products and customer base to our existing product lines to diversify the Company's market.

     The Company is in the process of restructuring $2.2 million of indebtedness as of June 2, 2000 and related accrued unpaid interest. Under the proposed terms of the restructuring, the principal and interest would be converted into a newly created preferred stock which would be convertible into common stock at the option of the holder at a price of $.03 per share. Detachable warrants to purchase the number of shares determined by dividing the principal and accrued interest by $.03 would also be issued in conjunction with the restructuring.

     If it had occurred at February 29, 2000, the proposed restructuring would have had the proforma effect of decreasing current liabilities by approximately $1,910,000, including $130,000 of accrued, unpaid interest and increasing preferred stock and related shareholders' equity by $1,910,000, resulting in positive shareholders' equity of $492,000.

     If the proposed preferred shares were converted, it would result in approximately 78,000,000 additional common shares being issued. If all of the warrants were exercised, an additional 78,000,000 common shares would be issued for proceeds of $2,350,000.

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

 .    A continuation of the rig count at its current level for a prolonged period of time would adversely affect the Company's results of operations as demand for oil related products and services could continue to fall because of the uncertainty relating to the future. In addition, any further declines in the current worldwide rig count or drilling activity will further reduce the demand for our drilling products and services and will have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

                               TABLE OF CONTENTS

                                                             PAGE NUMBER
                                                             -----------
Independent Auditors' Report                                      F-1
Report of Independent Certified Public Accountants                F-2
Consolidated Balance Sheets                                       F-3
Consolidated Statements of Operations and Comprehensive Loss      F-4
Consolidated Statements of Shareholders' Deficit                  F-5
Consolidated Statements of Cash Flows                             F-6
Notes to Consolidated Financial Statements                        F-8

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Flotek Industries Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of Flotek Industries Inc. and Subsidiaries as of February 29, 2000, and the related Consolidated Statements of Operations and Comprehensive Loss, Shareholders' Deficit, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries Inc. and Subsidiaries as of February 29, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Flotek Industries Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and cash deficits from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
June 2, 2000

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Flotek Industries Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Flotek Industries Inc. and Subsidiaries as of February 28, 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Flotek Industries Inc. and Subsidiaries as of February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring operating losses resulting in a shareholders' deficit at February 28, 1999. These factors, and others discussed in Note 2, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON L.L.P.
Houston, Texas
April 30, 1999

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                  FEBRUARY 29,    FEBRUARY 28,
                                                                                     2000            1999
                                                                                  ------------    ------------
                               ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                        $    128,184    $     50,492
 Accounts receivable, net of allowance for doubtful accounts of $24,000 and
  $54,000 for 2000 and 1999, respectively                                              296,172         138,357
 Inventory                                                                             860,872         785,639
                                                                                  ------------    ------------
   Total Current Assets                                                              1,285,228         974,488

PROPERTY AND EQUIPMENT, NET                                                            253,153         117,863
OTHER ASSETS                                                                           392,545         137,186
                                                                                  ------------    ------------
                                                                                  $  1,930,926    $  1,229,537
                                                                                  ============    ============
               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable                                                                    $     36,000    $     30,000
 Current portion of long-term debt                                                   1,765,367         930,012
 Accounts payable and accrued liabilities                                            1,146,439         432,273
 Due to related party                                                                  210,829          21,000
                                                                                  ------------    ------------
   Total Current Liabilities                                                         3,158,635       1,413,285

LONG-TERM DEBT                                                                         190,366          10,061

COMMITMENTS

SHAREHOLDERS' DEFICIT
 Common stock no par value; 100,000,000 shares authorized; 48,493,295 and
  45,680,795 issued and outstanding in 2000 and 1999, respectively                  18,399,920      18,134,295
 Additional paid-in capital                                                            163,813         163,813
 Accumulated deficit                                                               (19,694,024)    (18,207,831)
 Accumulated other comprehensive income (loss)                                        (287,784)       (284,086)
                                                                                  ------------    ------------
                                                                                    (1,418,075)       (193,809)
                                                                                  ------------    ------------
                                                                                  $  1,930,926    $  1,229,537
                                                                                  ============    ============

               See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                 FEBRUARY 29,    FEBRUARY 28,
                                                                                     2000            1999
                                                                                  -----------     -----------
Revenues, net                                                                     $ 1,561,793     $ 1,793,709

Costs and expenses:
 Cost of goods sold                                                                 1,164,927       1,149,343
 Selling                                                                              877,776       1,015,172
 General and administrative                                                           712,981         735,065
 Depreciation and amortization                                                        122,812          62,246
                                                                                  -----------     -----------
                                                                                    2,878,496       2,961,826
                                                                                  -----------     -----------
   Loss from operations                                                            (1,316,703)     (1,168,117)

 Interest expense                                                                    (173,783)       (134,819)
 Other income                                                                           4,293          89,528
                                                                                  -----------     -----------
                                                                                     (169,490)        (45,291)
                                                                                  -----------     -----------
   Net loss                                                                        (1,486,193)     (1,213,408)

 Other comprehensive income (expense), net of tax
  Foreign currency translation                                                         (3,698)          1,550
                                                                                  -----------     -----------
   Comprehensive loss                                                             $(1,489,891)    $(1,211,858)
                                                                                  ===========     ===========
Basic and diluted net loss per share                                              $      (.03)    $      (.03)
                                                                                  ===========     ===========
Weighted average number of shares outstanding                                      47,428,716      44,420,521
                                                                                  ===========     ===========

               See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
          FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                                                                      ACCUMULATED
                                                    COMMON STOCK         ADDITIONAL                      OTHER          TOTAL
                                              ------------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                                                SHARES       AMOUNT       CAPITAL       DEFICIT      INCOME (LOSS)     DEFICIT
                                              ----------  ------------  ----------  --------------  --------------  --------------
Balance at March 1, 1998                      43,180,795   $17,870,210    $149,113   $(16,994,423)    $(285,636)      $   739,264
Issuance of common stock for Turbeco, Inc.
 repurchase option                             2,500,000       264,085                                                    264,085
Issuance of stock options to non-employees                                   1,200                                          1,200
Issuance of detachable stock warrants                                       13,500                                         13,500
Equity adjustment from foreign currency
 translation                                                                                              1,550             1,550
Net loss                                                                               (1,213,408)                     (1,213,408)
                                              ----------   -----------    --------   ------------     ---------       -----------
Balance at February 28, 1999                  45,680,795    18,134,295     163,813    (18,207,831)     (284,086)         (193,809)

Issuance of common stock for purchase of
 Trinity                                       2,500,000       250,000                                                    250,000
Issuance of stock to non-employees               312,500        15,625                                                     15,625
Equity adjustment from foreign currency
 translation                                                                                             (3,698)           (3,698)

Net loss                                                                               (1,486,193)                     (1,486,193)
                                              ----------   -----------    --------   ------------     ---------       -----------
Balance at February 29, 2000                  48,493,295   $18,399,920    $163,813   $(19,694,024)    $(287,784)      $(1,418,075)
                                              ==========   ===========    ========   ============     =========       ===========

               See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    FEBRUARY 29,    FEBRUARY 28,
                                                                                         2000            1999
                                                                                    ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                          $(1,486,193)    $(1,213,408)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization                                                       122,812          62,246
   Bad debt expense                                                                     30,442          31,292
   Accretion of discount                                                                13,500          55,326
   Stock issued for services                                                            15,625
   Compensatory stock options                                                                            1,200
   Write-off and reserve of inventory and other                                        256,984          50,000
   Loss on disposal of furniture and equipment                                          24,717          26,641
   Changes in operating assets and liabilities:
     Accounts receivable                                                              (164,513)        257,817
     Inventory                                                                        (254,592)        345,465
     Accounts payable and accrued liabilities                                          647,137        (307,383)
                                                                                   -----------     -----------
   Net Cash Used in Operating Activities                                              (794,081)       (690,804)
                                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of furniture and equipment                                                   (88,722)        (24,955)
 Acquisition of Trinity                                                                (42,373)
 Proceeds from sale of property and equipment                                            4,500          12,000
                                                                                   -----------     -----------
   Net Cash Used in Investing Activities                                              (126,595)        (12,955)
                                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term debt, notes payable and due to related parties              1,094,504         205,901
 Repayment of long-term debt, notes payable and due to related parties                 (92,438)        (87,711)
                                                                                   -----------     -----------
   Net Cash Provided by Financing Activities                                         1,002,066         118,190
Effect of exchange rates on cash                                                        (3,698)          1,550
                                                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    77,692        (584,019)
Cash and Cash Equivalents - Beginning of Period                                         50,492         634,511
                                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $   128,184     $    50,492
                                                                                   ===========     ===========
SUPPLEMENTARY INFORMATION
 Interest paid                                                                     $    31,740     $    94,304
                                                                                   ===========     ===========

               See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


NON-CASH INVESTING AND FINANCING ACTIVITIES

2000

The Company acquired the following assets and liabilities of Trinity Tool, Inc., a company with manufacturing operations in Mason, Texas:

          Accounts receivable                                                     $  23,744
          Inventory                                                                  71,641
          Property and equipment                                                    180,022
          Goodwill                                                                  279,918
          Accounts payable                                                          (67,029)
          Note payable                                                               (6,000)
          Long-term debt                                                           (189,923)
          Common stock issued                                                      (250,000)
                                                                                  ---------
          Net cash paid                                                           $  42,373
                                                                                  =========
1999
          Issuance of detachable stock warrants                                   $ 13,500
                                                                                  ========
          Issuance of stock for Turbeco, Inc. repurchase option                   $264,085
                                                                                  ========

               See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Flotek Industries Inc. and Subsidiaries (the "Company") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status under the law of continuance to the laws of the Province of Alberta.
The Company consists of two divisions which provide proprietary and patented products and services used in the drilling and production of oil and gas wells. One of the Company's divisions carries on the business of developing, manufacturing and marketing the Petrovalve + Plus (R) Pump Valve and the Petrovalve Gas Breaker Valve, which are valves for downhole sucker-rod pumps used in oil wells. The other division manufactures and distributes centralizers, which are a vaned cementing sleeve and integral joint stand off tool that improves mud and cementation displacement in drilled oil wells. The Company sells its products primarily to companies in the oil and gas industry in North America.

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of Flotek Industries, Inc. and its directly and indirectly, wholly-owned subsidiaries, Petrovalve International Inc. ("Petrovalve"), USA Petrovalve, Inc. ("USAPI"), Turbeco, Inc. ("TI"), Petrovalve International (Barbados) Inc. ("PIBI"), Petrovalve Canada Limited ("PCL") and Trinity Tool, Inc. ("Trinity"). All material intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with a maturity at the date of purchase of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue when products have been delivered and all significant risks and rewards of ownership have passed to customers, and accounts receivable are recorded at that time. Earnings are charged with a provision for doubtful accounts based on collection experience and a current review of the collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Funds received on deposit in advance of delivery are deferred until the ultimate transfer of ownership.

INVENTORY

Inventory, which primarily consists of finished goods, is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Included in cost of goods sold is a $251,000 and $50,000 reserve for slow-moving inventory for the years ended February 29, 2000 and February 28, 1999, respectively.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated using the straight-line method over the following useful lives:

       Building and improvements              15 years
       Automotive equipment                   3 years
       Computer equipment                     3 years
       Furniture and equipment                5 years
       Moulds                                 7 years

INCOME TAXES

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

FOREIGN CURRENCY TRANSLATION

The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end, and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

LOSS PER SHARE

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Dilutive loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive potential common shares outstanding. Diluted loss per share has not been presented, as the effect of the outstanding share purchase warrants, options and convertible debt is anti-dilutive.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


STOCK-BASED COMPENSATION

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic method, as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock, and is recognized over the related vesting period. The Company provides supplemental disclosure of the effect on net income and earnings per share as if the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied in measuring compensation expense.

LONG-LIVED ASSETS

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

SEGMENT INFORMATION

The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" which established standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic area, and major customers.

COMPREHENSIVE INCOME

Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an entity to report and display comprehensive income and its components. Comprehensive income includes net earnings plus other comprehensive income. The Company's other comprehensive income consists of foreign currency translation adjustments.

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

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a stockholders' deficit at February 29, 2000. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has current maturities of debt totaling $1,801,367.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with adequate working capital:

 . Management is in the process of restructuring existing indebtedness totaling
  $1,780,000 at February 29, 2000. Under the proposed restructuring the indebtedness would be converted to preferred stock, decreasing current liabilities by $1,910,000.

 . After the proposed restructuring, management intends to secure a working capital line of credit to increase liquidity.

 . Management has reduced ongoing selling, general and administrative expense by eliminating high cost positions and tightening expenditure controls.

 . Management continues to add complementary product lines to help diversify the Company's product mix. Such new product lines will be sold through the Company's existing sales structure.

 . Management continues to seek potential acquisition candidates to either decrease our costs of providing products, similar to the Trinity Tool Acquisition discussed below, or add new products and customer base to our existing product lines to diversify the Company's market.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


The Company is in the process of restructuring $2.2 million of indebtedness as of June 2, 2000 and related accrued unpaid interest. Under the proposed terms of the restructuring, the principal and interest would be converted into a newly created preferred stock which would be convertible into common stock at the option of the holder at a price of $.03 per share. The preferred stock would require dividends of 10%, payable in kind for the first year and thereafter in cash. Detachable warrants to purchase the number of shares determined by dividing the principal and accrued interest by $.03 would also be issued in conjunction with the restructuring.

If it had occurred at February 29, 2000, the proposed restructuring would have had the proforma effect of decreasing current liabilities by approximately $1,910,000, including $130,000 of accrued, unpaid interest and increasing preferred stock and related stockholders' equity by $1,910,000, resulting in positive stockholders' equity of $492,000.

If the proposed preferred shares were converted, it would result in approximately 78,000,000 additional common shares being issued.

If all of the warrants were exercised, an additional 78,000,000 common shares would be issued for proceeds of approximately $2,350,000.

NOTE 3 - ACQUISITION

Effective July 1, 1999 the Company entered into an agreement to purchase all of the common stock, assets and liabilities of Trinity Tool, Inc. for $10,000 in cash, a promissory note for $40,000 payable in two payments of $20,000 August and September 1999, and 2,500,000 shares of common stock of the Company with a market value of $250,000. The Company allocated the $279,918 excess of purchase price over net assets acquired to goodwill which will be amortized over 20 years.

Trinity is located in Mason, Texas, and was a major supplier of manufactured tools to the Company. Substantially all of Trinity's revenue was derived from sales to the Company. Trinity had unaudited revenues of approximately $554,000 for the 12 months ended June 30, 1999 and unaudited net income of approximately $21,000. Pursuant to the sale and purchase agreement, the acquisition was accounted for as a purchase and the results of Trinity from July 1, 1999 forward have been included in the Company's consolidated results of operations.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 4 - PROPERTY AND EQUIPMENT

At February 29, 2000, and February 28, 1999, property and equipment were comprised of the following:

                                                                                    2000        1999
                                                                                  --------    --------
Land                                                                              $ 25,000
Building and improvements                                                          128,708
Automotive equipment                                                               142,296    $111,229
Computer equipment                                                                  26,385      66,104
Furniture and equipment                                                            130,577     106,723
Moulds                                                                              64,329      64,329
                                                                                  --------    --------
                                                                                   517,295     348,385
Less: Accumulated depreciation and amortization                                    264,142     230,522
                                                                                  --------    --------
                                                                                  $253,153    $117,863
                                                                                  ========    ========

NOTE 5 - OTHER ASSETS

Included in other assets are $90,654 and $96,638 in 2000 and 1999, respectively, of patents which are amortized over the life of the patent. Petrovalve received a United States patent on the design of its Petrovalve Plus valve on June 2, 1992, and on the Petrovalve Gas Breaker valve on October 5, 1993. In addition, filings were made in the United States to protect improvements to the core technology. Original filings were also made in Canada, Venezuela and Mexico.

Also included in other assets is goodwill of $350,703 and $82,182, net of accumulated amortization of $23,382 and $11,985 in 2000 and 1999, respectively. Goodwill, which represents the excess of the cost of the purchased company over the fair value of the company's net assets at the date of acquisition, is being amortized on the straight-line method over 20 years.

NOTE 6 - NOTES PAYABLE

At February 29, 2000 and February 28, 1999, a note payable of $30,000 is due on demand to an individual with interest at 10%. The individual also received 10,000 shares of stock and 12,500 warrants at $0.60 (Canadian), which expired in March 1999.

At February 29, 2000, the Company had a non-interest-bearing, unsecured note payable of $6,000 to an individual, due on demand.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 7 - LONG-TERM DEBT

                                                                                    2000        1999
                                                                                  --------    --------
Convertible debt with interest at 10%, due June 30, 2000; secured by an equal senior exclusive lien on all of the assets of the Company with the holder of the $750,000 convertible debt: as modified the debt is convertible, at the discretion of the lender into shares of common stock at the lower of $0.06 per share or any subsequent conversion price for the $750,000 convertible debt.
 As modified, detachable warrants to purchase the number of shares determined by dividing $540,000 by the conversion price were also issued in conjunction with the debt (9,000,000 shares issuable if converted at $0.06 per share).
 The holder has the right to demand registration of registerable shares issued
 pursuant to conversion or exercise of the warrant.                               $540,000    $136,500

Convertible debt with interest at 10%, matured July 1999, as amended with
 12,500,000 detachable stock warrants expiring February 1, 2009, at the lower of $.06 per share or any subsequent warrant price on the $540,000 convertible debt; secured by an equal senior exclusive lien on all of the assets of the Company with the holder of the $540,000 convertible debt;
 the debt is convertible, at the discretion of the lender into 12,500,000 shares of common stock; the agreement prohibits the Company from declaring
 or paying any dividends.   The holder has the right to demand registration
 of registerable shares issued pursuant to conversion or exercise of the warrant.  Holders informally agreed to not demand repayment, pending
 completion of the restructuring discussed in Note 2.                              750,000     750,000

Convertible loan with interest at 10%, principal and interest due June 30,
 2000; security pari passu with the holders of the $540,000 and $750,000 convertible debt; the debt is convertible at the discretion of the holder at the lower of $.06 per share or any subsequent conversion price for the
 $750,000 convertible debt.  Detachable warrants to purchase the number of shares determined by dividing $400,000 by the conversion price were also issued in conjunction with the debt (6,666,667 shares issuable if converted at $.06 per share).  The holder has the right to demand registration of registerable shares issued pursuant to conversion or exercise of the
 warrants.                                                                         400,000

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


Real estate lien note, secured by land and building, bearing interest at 10%, principal and interest of $1,451 due monthly until December 8, 2002, when
 the remaining unpaid principal and interest are due                                125,587

10.25% Note payable to a bank, secured by accounts receivable, inventory and
 equipment, matured October 27, 1999                                                 35,902

Notes payable, secured by vehicles, payments in aggregate monthly installments of approximately $3,493, including interest ranging from 4.9%
 to 13.3%, maturing at various dates through July, 2003.                             88,768     28,975

Other                                                                                15,476     24,598
                                                                                 ----------   --------
                                                                                  1,955,733    940,073
Less current portion                                                              1,765,367    930,012
                                                                                 ----------   --------
                                                                                 $  190,366   $ 10,061
                                                                                 ==========   ========

Long-term debt is due as follows:

                2001                                                     $1,765,367
                2002                                                         40,472
                2003                                                        142,906
                2004                                                          6,988
                                                                         ----------
                                                                         $1,955,733
                                                                         ==========

NOTE 8 - DUE TO RELATED PARTY

Due to related party at February 29, 2000 consists of four unsecured notes payable due to companies controlled by a director of the Company. The notes bear interest at 10% and are due upon demand. Interest expense for these notes was $15,688 in 2000.

Due to related party at February 28, 1999 represents two notes payable due to a company controlled by a director of the Company. The notes bear interest at 9% and are due upon demand.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 9 - WARRANTS

At February 29, 2000, the following share purchase warrants were outstanding:

                                          CONVERSION
                NUMBER                 PRICES PER SHARE               EXPIRATION DATES
         ---------------------   ----------------------------   ----------------------------
              12,500,000              US   $0.06                 February 1, 2009
               9,000,000              US   $0.06                 December 31, 2004
              ----------
              21,500,000
              ==========

                     US$  = United States dollars

At February 28, 1999, the following share purchase warrants were outstanding:

                                          CONVERSION
                NUMBER                 PRICES PER SHARE               EXPIRATION DATES
         ---------------------   ----------------------------   ----------------------------
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

                     C$   =  Canadian dollars
                     US$  =  United States dollars

In March 1997, the Company issued 12,500 warrants in connection with two notes payable at $0.60 (Canadian) that expired March 1999. In September 1997, the Company issued 11,666,667 warrants in connection with private placements at $0.15 (Canadian) for the first year and $0.17 (Canadian) thereafter, which expired September 1999. In October 1997, the Company issued in connection with the $750,000 convertible debt 7,000,000 warrants at $0.15 (Canadian) that originally expired in October 1998 but were extended to February 2004 by the Company. In December 1999, the $750,000 convertible debt was amended to increase the number of warrants to 12,500,000, decrease the exercise price to $0.06 and extend the expiration date to February 1, 2009.

In February 1999, the Company issued, in connection with the $150,000 convertible debt, 2,500,000 warrants at $0.06 that expire in February 2004. In December this convertible debt was amended to increase the number of warrants to 9,000,000 and extend the expiration date to December 31, 2004.

Warrants are issued at prices based on the market value of the shares at the date of issuance of the warrants.

NOTE 10 - STOCK OPTIONS

The shareholders of the Company have authorized the Company to grant stock options. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The shares are restricted, as they have not been registered with the United States Securities and Exchange Commission.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


Compensation cost charged to operations for options granted to non-employees was $1,200 for the year ended February 28, 1999. There were no grants to non-employees during 2000.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, stock-based compensation costs for options granted to employees and directors would have increased the loss for the year by approximately $207,000 in 2000 and $15,000 in 1999. Basic and diluted loss per share would have been $.04 and $.03 per share in 2000 and 1999, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes Model with the following assumptions:

                                                                     2000                 1999
                                                                     ----                 ----
         Expected life                                             2 years              2 years
         Interest rate                                                6.5%                 5.1%
         Volatility                                                   228%                 130%
         Dividend yield                                                 0%                   0%

In February 1999, the Company issued in connection with the $150,000 convertible debt 350,000 options at $0.06 that expire February 2004.

The status of the stock option plan follows:

                                                      2000
                                                   ----------
                                                                                      WEIGHTED
                                                                      EXERCISE         AVERAGE
                                                                    PRICE RANGE       EXERCISE
                                                    OPTIONS          PER SHARE          PRICE
                                                   ----------    ------------------   ---------
Outstanding at beginning of year (in U.S.
 dollars)                                             350,000    US      $0.06        US $0.06
Outstanding at beginning of year (in Canadian
 dollars)                                           3,035,000    C   $0.15 - $0.17    C  $0.16
Granted (in Canadian dollars)                       1,300,000    C       $0.15        C  $0.15
Granted (in U.S. dollars)                           2,600,000    US  $0.03 - $0.06    US $0.04
Expired                                            (1,495,000)   C       $0.17        C  $0.17
                                                   ----------
Outstanding at end of year (in Canadian dollars)    2,840,000    C   $0.15 - $0.17    C  $0.16
                                                   ==========
Outstanding at end of year (in U.S. dollars)        2,950,000    US  $0.03 - $0.06    US $0.04
                                                   ==========
Exercisable (in Canadian dollars)                   2,509,444    C   $0.15 - $0.17    C  $0.16
Exercisable (in U.S. dollars)                       2,950,000    US  $0.03 - $0.06    US $0.04
                                                   ----------
                                                    5,459,444
                                                   ==========
C$   =  Canadian dollars
US$  =  United States dollars

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                      1999
                                                   ---------
                                                                                   WEIGHTED
                                                                   EXERCISE        AVERAGE
                                                                  PRICE RANGE      EXERCISE
                                                    OPTIONS        PER SHARE        PRICE
                                                   ---------   -----------------   --------
Outstanding at beginning of year                   3,945,000        C $0.17        C $0.17
Granted (in Canadian dollars)                        800,000        C $0.15        C $0.15
Granted (in U.S. dollars)                            350,000       US $0.06       US $0.06
Exercised
Expired                                            1,710,000        C $0.17        C $0.17
                                                   ---------
Outstanding at end of year (in Canadian dollars)   3,035,000   C $0.15 - C $0.17   C $0.16
                                                   =========
Outstanding at end of year (in U.S. dollars)         350,000       US $0.06       US $0.06
                                                   =========
Exercisable (in Canadian dollars)                  2,451,667   C $0.15 - C $0.17   C $0.17
Exercisable (in U.S. dollars)                        350,000       US $0.06       US $0.06
                                                   ---------
                                                   2,801,667
                                                   =========
 C$  =  Canadian dollars
US$  =  United States dollars

Following is a summary of the options outstanding at February 29, 2000:

                                                         OUTSTANDING
                              -----------------------------------------------------------------
                                                      WEIGHTED AVERAGE
              EXERCISE                                    REMAINING             EXERCISABLE
               PRICE                NUMBER            CONTRACTUAL LIFE             NUMBER
         ------------------   ------------------   -----------------------   ------------------
             US  $0.03                 2,000,000          4.9 years                   2,000,000
             US  $0.06                   950,000          4.5 years                     950,000
             C   $0.15                 2,100,000          3.4 years                   1,769,444
             C   $0.17                   740,000          1.5 years                     740,000
                                       ---------                                      ---------
                                       5,790,000                                      5,459,444
                                       =========                                      =========

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had an agreement with a corporation whose president is a director of the Company. The agreement calls for the promotion of Turbeco sales in exchange for $12,500 a month through December 1998. During the year ended February 28, 1999, the agreement was amended to a commission of 25% of all sales made by the corporation. The agreement was terminated December 31, 1999. The Company incurred charges of $54,519 and $81,247 during the years ended February 29, 2000 and February 28, 1999, respectively.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 12 - INCOME TAXES

The temporary differences giving rise to the deferred tax asset consist primarily of depreciation differences and the tax operating loss carryforwards.

Valuation allowances are required to reduce deferred tax assets when realization is not more likely than not. As a result of the Company's previous operating losses, a valuation allowance of $2,408,000 and $1,863,000 as of February 29, 2000 and February 28, 1999, respectively, was recorded for deferred tax assets that were not offset by scheduled future reversals of deferred tax liabilities. For U.S. Federal tax purposes, the Company has net operating loss carryforwards of approximately $6,277,000 as of February 29, 2000, that expire between the years 2009 and 2020. The Company's effective income tax rate differed from the Federal statutory rate primarily due to meals and entertainment, foreign and state income taxes and the valuation allowance against deferred tax assets.

NOTE 13 - COMMITMENTS

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

Petrovalve was engaged in ongoing research in conjunction with the Alberta Research Council ("ARC"). On April 1, 1991, Petrovalve entered into a two year joint venture agreement with the ARC which provided for a total budget of $847,000 (Canadian) for research and development of the Petrovalve Plus. The joint venture agreement was extended until December 31, 1994, with an additional budget of $400,000 (Canadian) to be jointly provided as per the terms of the original agreement. The extension was subject to a payback clause, whereby if Petrovalve moved its sales and distribution offices outside Alberta or if Petrovalve is sold, two times the total investment of the ARC in the project, equal to $1,247,000 (Canadian), must be paid back to the ARC, by way of monthly payments equal to 2% of all proceeds received by Petrovalve in the immediately preceding month on sales of the Petrovalve Plus until the amount is fully paid. No amount has been accrued in the accompanying consolidated financial statements, as the Company believes no liability triggering event has occurred since inception of this research agreement.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

The Company has entered into operating lease arrangements that expire at various dates through 2005. Lease expense for the years ended February 29, 2000 and February 28, 1999 was $134,819 and $96,049, respectively. Minimum lease payments for the next five years are as follows:

                2001                       $144,416
                2002                        134,878
                2003                        117,531
                2004                        117,412
                2005                         97,844
                                           --------
                                           $612,081
                                           ========

NOTE 14 - SEGMENT INFORMATION

The Company has two reportable segments: drilling products and production equipment. The drilling products segment manufactures and distributes centralizers, which are a vaned cementing sleeve and integral joint stand off tool that improves mud and cementation displacement in drilled oil wells. The production equipment segment carries on the business of developing, manufacturing and marketing valves for downhole sucker-rod pumps used in oil wells.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations, not including nonrecurring gains and losses and foreign exchange gains and losses.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately, because each business requires different technology and marketing strategies.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


The Company operates primarily in the United States and Canada. As of February 29, 2000 and February 28, 1999, and for each of the years then ended, the Company has operated in two industry segments, drilling products and production equipment, for which revenues, depreciation expense, operating loss, interest expense, net loss, and total assets are as follows:

                                            FOR FISCAL YEAR ENDED FEBRUARY 29, 2000
                                          -------------------------------------------------
                                           DRILLING     PRODUCTION
                                           PRODUCTS     EQUIPMENT     OTHER        TOTAL
                                          -----------   ----------   --------   -----------
Revenues                                   $1,113,168     $448,625               $1,561,793
Depreciation and amortization expense          76,948       42,933   $  2,931       122,812
Operating loss                                729,103      231,314    356,286     1,316,703
Interest expense                               16,117       12,376    145,290       173,783
Assets                                      1,335,694      391,448    203,784     1,930,926

                                            FOR FISCAL YEAR ENDED FEBRUARY 28, 1999
                                          -------------------------------------------------
                                           DRILLING     PRODUCTION
                                           PRODUCTS     EQUIPMENT     OTHER        TOTAL
                                          -----------   ----------   --------   -----------
Revenues                                   $1,451,519     $342,190               $1,793,709
Depreciation and amortization expense          15,640       33,733   $ 12,873        62,246
Operating loss                                331,123      298,007    538,987     1,168,117
Interest expense                                2,453        4,207    128,159       134,819
Assets                                        705,912      432,229     91,396     1,229,537

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


Information on the Company's geographic segments, based on the locations of the Company's operations, are as follows:

                                                                 FOR FISCAL YEAR ENDED FEBRUARY 29, 2000
                                                               ------------------------------------------
                                                                 CANADA         U.S.            TOTAL
                                                               ----------   -------------   -------------
Revenues                                                        $ 84,470     $ 1,477,323     $ 1,561,793
Operating loss                                                   (15,923)     (1,300,780)     (1,316,703)
Assets                                                           133,975       1,796,951       1,930,926

                                                                 FOR FISCAL YEAR ENDED FEBRUARY 28, 1999
                                                               -----------------------------------------
                                                                CANADA          U.S.           TOTAL
                                                               ---------    ------------    ------------
Revenues                                                        $ 77,756     $ 1,715,953     $ 1,793,709
Operating income (loss)                                           27,339      (1,195,456)     (1,168,117)
Assets                                                           119,574       1,109,963       1,229,537

NOTE 15 - SIGNIFICANT CUSTOMER AND MAJOR SUPPLIERS

Sales to a significant customer in the drilling products segment represented 13% of total sales for the year ended February 28, 1999.

Purchases from Trinity, prior to its acquisition, for materials during the years ended February 29, 2000 and February 28, 1999, were 39% and 76%, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Grant Thornton, the former Auditor, resigned on or about January 26, 2000. The Auditor's Report on the financial statements for the past two fiscal years of the company contain no adverse opinions, disclaimer of opinion, modification as to uncertainty, audit scope, or accounting principles, except for its "going concern" doubts. The resignation of Grant Thornton was accepted by the Board of Directors at a Special Meeting held at the offices of the company on February 8, 2000.

       Subsequent to the resignation of Grant Thornton, the auditing firm of Weinstein Spira & Company, 5 Greenway Plaza, Suite 2200, Houston, Texas 77046, Telephone (713) 622-7000, Facsimile (713) 622-9535 was retained by the company, but no accounting or auditing issues transpired or were discussed.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on September 12, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Directors and Executive Officers of the Registrant" information required by
Item 9 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on September 12, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Executive Compensation" information required by Item 10 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on September 12, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Security Ownership of Certain Beneficial Owners, Directors, and Management" information required by Item 11 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Proxy Statement issued in connection with the Annual Meeting of Stockholders to be held on September 12, 2000, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 12 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

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

--------------
*  Filed herewith

(b)    Reports on Form 8-K

       During fiscal year 2000, a Form 8-K, amended, was filed on behalf of the Company. The Form 8-K addressed the change in independent auditors from Grant Thornton, LLP to Weinstein Spira & Company, PC.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 12, 2000                    FLOTEK INDUSTRIES INC.
                                 (Registrant)

                                 By: /s/ JERRY DUMAS
                                    -----------------------------------
                                 President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                                       Date
---------                             ------                                      ---------

   /s/ JERRY DUMAS                    President, Chief Executive                  June 13, 2000
----------------------------          Officer, Director
       Jerry Dumas                    (Principal Executive Officer, Principal
                                      Accounting Officer)

   /s/ GARY M. PITTMAN                Director                                    June 13, 2000
----------------------------
       Gary M. Pittman


   /s/ WILLIAM ZIEGLER                Director                                    June 13, 2000
----------------------------
       William Ziegler


   /s/ JASON EVANS                    Director                                   June 13, 2000
----------------------------
       Jason Evans


   /s/ JOHN W. CHISHOLM               Director                                   June 13, 2000
----------------------------
       John W. Chisholm