Form 10QSB
period 2000-05-31
FLOTEK INDUSTRIES INC/CN/
filed 2000-07-24
CIK 928054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - QSB

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended May 31, 2000

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

                    Yes ( )                         No (x)

As of May 31, 2000 the number of shares of common stock outstanding was
50,243,295


           Transitional Small Business Disclosure Format (check one):

                    Yes ( )                         No (x)

Part I - Financial Information

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                            May 31,              February 29,
                 ASSETS                                                      2000                     2000
                                                                          ------------           ------------
                                                                           (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                                $     47,800           $    128,184
 Accounts receivable, less allowance for doubtful
   accounts of $24,000                                                         397,668                296,172
 Inventory                                                                     845,591                860,872
                                                                          ------------           ------------
     Total current assets                                                    1,291,059              1,285,228
FURNITURE AND EQUIPMENT                                                        245,279                253,153
OTHER ASSETS                                                                   555,618                392,545
                                                                          ------------           ------------
                                                                          $  2,091,956           $  1,930,926
                                                                          ============           ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                            $    456,000           $     36,000
 Current portion of long-term debt                                           1,721,359              1,765,367
 Accounts payable and accrued liabilities                                      750,314              1,146,439
 Due to related party                                                          210,829                210,829
                                                                          ------------           ------------
     Total current liabilities                                               3,138,502              3,158,635
LONG-TERM DEBT                                                                 190,366                190,366
SHAREHOLDERS' EQUITY
 Common stock - no par value; 100,000,000 shares
   authorized; 50,243,295 and 48,493,295 issued
   and outstanding at May 31 and February 29, 2000, respectively            18,574,920             18,399,920
 Additional paid in capital                                                    163,813                163,813
 Equity adjustment from foreign currency translation                          (272,811)              (287,784)
 Accumulated deficit                                                       (19,702,834)           (19,694,024)
                                                                          ------------           ------------
                                                                            (1,236,912)            (1,418,075)
                                                                          ------------           ------------
                                                                          $  2,091,956           $  1,930,926
                                                                          ============           ============


The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months
                                                         Ended May 31,
                                                    2000             1999
                                                 (unaudited)      (unaudited)

Sales                                            $   656,434     $   304,653
Costs and expenses:
 Cost of goods sold                                  296,637         186,771
 Selling                                             176,754         236,129
 General and administrative                          155,054         111,122
 Depreciation and amortization                        19,801          10,730
 Research and development                              7,740               -
                                                 -----------     -----------
                                                     655,986         544,752
                                                 -----------     -----------
   Income (loss) from operations                         448        (240,099)
Other income (expense), net
 Interest                                            (58,562)        (33,404)
 Other                                                49,304          87,356
                                                 -----------     -----------
                                                      (9,258)        (53,952)
                                                 -----------     -----------
Net loss                                         $    (8,810)    $  (186,147)
                                                 ===========     ===========
Basic and diluted net loss per share             $   (0.0002)    $     (0.04)

Weighted average number of shares outstanding     50,243,295      45,680,795



The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Three Months
                                                                                                   Ended May 31,
                                                                                              2000                1999
                                                                                            ---------           ---------
                                                                                           (unaudited)         (unaudited)
Cash flows from operating activities
 Net loss                                                                                   $  (8,810)          $(186,147)
 Adjustments to reconcile net loss to cash used in operations used in operating activities
   Depreciation and amortization                                                               19,801              10,730
   Accretion of discount                                                                            -               6,916
   Change in  operating assets and liabilities:
     Accounts receivable                                                                     (101,496)           (151,945)
     Inventory                                                                                 15,281              18,872
     Due to related parties                                                                         -              54,000
     Notes payable                                                                                  -                   -
     Accounts payable and accrued liabilities                                                (396,125)             48,177
                                                                                            ---------           ---------
 Net cash used in operating activities                                                       (471,349)           (199,397)

Cash flows from financing activities
 Proceeds from long-term debt and notes payable                                               420,000             162,228
 Repayment of long-term debt and notes payable                                                (44,008)                  -
                                                                                            ---------           ---------
 Net cash (used) provided by financing activities                                             375,992             162,228

 Effect of exchange rates on cash                                                              14,973                   -
                                                                                            ---------           ---------
Net decrease in cash                                                                          (80,384)            (37,169)

Cash and cash equivalents - beginning of period                                               128,184              50,492
                                                                                            ---------           ---------
Cash and cash equivalents - end of period                                                   $  47,800           $  13,323
                                                                                            =========           =========
Supplementary information
 Interest paid                                                                              $   8,228           $   1,789
 Income taxes paid                                                                                  -                   -
Non-cash investing and financing activities
 Patent acquired for common stock                                                           $ 175,000                   -



The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000. The results of operations for the three-month period ended May 31, 2000 are not necessarily indicative of the results expected for the full year.

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

                                                    Three Months Ended
                                                          May 31,
                                                 2000               1999
                                                -------          ---------
Comprehensive income (loss):
Net Loss                                        $(8,810)         $(186,147)
Cumulative translation adjustment                14,973             45,666
                                                -------          ---------
Total comprehensive income (loss)               $ 6,163          $(140,481)
                                                =======          =========

RESULTS OF OPERATIONS

Revenue by Operating Segment:

                                        Three Months Ended
                                               May 31,
                                       2000              1999
                                     --------          --------
Drilling Products                    $417,076          $224,677
Production Equipment                  239,358            79,976
                                     --------          --------
                                     $656,434          $304,653
                                     ========          ========


Consolidated revenues were up 115% for the three months ended May 31, 2000 as compared to the same period in 1999. Revenues from the drilling products segment reflected an improvement in drilling rig activity from the record low North American rig counts in 1999. Revenues from the production equipment segment were higher for the year as compared to the same period in 1999, reflecting increased acceptance of our production valve products.

Costs and Expenses

Consolidated gross margins increased from 39% in 1999 to 55% in 2000, reflecting a better mix in the more profitable production equipment segment and increased profitability in the drilling products segment resulting from the reduction in cost of sales in 2000 from the purchase of Trinity Tools, Inc. (Previously the Company purchased products from Trinity).

Selling expenses which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance and other direct selling costs were down as compared to the same period in 1999. This decrease was primarily attributable to the selective reduction of the work force in response to the 1999 reduction in exploration and development activity, and changes in compensation arrangements. The reduced staffing continues to be adequate for the current level of sales. The Company also increased in-house sales, which have lower selling costs. The Company now uses in-house printing for catalogs and brochures, significantly reducing their cost.

General and administrative expense increased by approximately $46,000 reflecting an increase in legal fees and personnel cost and the reclassification of rent from selling to General and Administrative.

The $9,000 increase in depreciation & amortization resulted primarily from the acquisition of Trinity and reflects depreciation of its assets and amortization of goodwill in 2000.

Interest Expense

Interest expense for fiscal 2000 was $58,563 compared to $33,404, an increase of 75%. The increase in interest expense reflects the increase in the Company's overall indebtedness in 2000.

Other Income (expense)

Included in other income in 1999 was a gain of approximately $80,000 representing the reduction of a severance provision set up in the prior year for the departure of William G. Jayroe, the Company's former president and chief executive officer. Included in other income in 2000 were amounts totaling approximately $49,000 representing negotiated reductions for cash payments to settle accounts payable and accrued liabilities.

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2000 classifications. These reclassifications had no impact on net loss or shareholders' equity.

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

Business

       Flotek Industries Inc. (hereafter the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status by continuing under the laws of the Province of Alberta.
Flotek is headquartered in Houston, Texas and its common shares have been listed on the OTC Bulletin Board market. The Company's common stock is traded in the United States on the OTC Bulletin Board market.

       The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment division develops, manufactures and markets the Petrovalve + Plus(R) Pump Valves that include the Petrovalve Gas Breaker Valve, the Standing Valve for use with electric DH pumps, the Petrovalve Injector Valve. and the Petrovalve Gas Breaker Valve, which are valves for downhole sucker-rod pumps used in oil wells. The drilling products division manufactures and distributes casing centralizers, which are vaned cementing sleeves and integral joint stand off tools that improve mud and cementation displacement in drilled oil wells.

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

Product Demand

       Currently, the worldwide price of oil has risen as a result of production controls by OPEC, and drilling activity has increased. Our operations are materially affected by the rig count. Any declines in the current worldwide rig count or drilling activity could reduce the demand for our drilling products and services and would have a material adverse effect on the Company's financial condition and results of operations.

Patents

       The Company has followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. The Company believes its patents and trademarks to be adequate for the conduct of its business. During the first quarter of fiscal 2001, the Company issued 1,750,000 shares of its common stock, valued at $175,000, to purchase patents to improve its production equipment line.

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

       The Company's cash and cash equivalents decreased to $47,800 at May 31, 2000 from $128,184 at February 29, 2000. Overall cash flows used in operating activities increased from $199,397 for the three months ending May 31,1999 to $471,349 for the three months ending May 31, 2000. Accounts receivable increased from $296,172 at February 29, 2000 to $397,668 at May 31, 2000, reflecting the higher level of sales in 2000.

  The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing activities.

Financing Activities

  Repayments of long-term debt during the three months ending May 31, 2000 were $44,008.

At May 31, 2000 the Company had a working capital deficit of $1,847,443 and cash and cash equivalents of $47,800 compared to a working capital deficit of $1,873,407 and cash and cash equivalents of $128,184 at February 29, 2000. The overall increase in working capital is attributable primarily to the improved operating results. The Company has sustained substantial operating losses in recent years resulting in an accumulated deficit of $19,702,834 at May 31, 2000. In addition, the Company has used substantial amounts of working capital in its operations. Further, the Company has current maturities of debt totaling $2,388,188.

  In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with adequate working capital:

 . Management is in the process of restructuring existing indebtedness totaling
  $2,200,000 at May 31, 2000. Under the proposed restructuring the indebtedness, and related accrued interest would be converted to preferred stock, decreasing current liabilities by $2,380,857.

 . Management has signed an agreement with a bank to factor accounts receivable.
  Since the advancement of funds requires an assignment of first security interests in accounts receivable, no advances can be drawn until after the completion of the restructuring and release of liens by the debt holders.

 . Management has reduced ongoing selling, general and administrative expense by eliminating high cost positions and tightening expenditure controls.

 . Management continues to add complementary product lines to help diversify the Company's product mix. Such new product lines will be sold through the Company's existing sales structure.

 . Management continues to seek potential acquisition candidates to either decrease our costs of providing products or add new products and customer base to our existing product lines to diversify the Company's market.

The Company is in the process of restructuring $2.2 million of existing indebtedness and related accrued unpaid interest. Under the proposed terms of the restructuring, the principal and interest would be converted into a newly created preferred stock which would be convertible into common stock at the option of the holder at a price of $.03 per share. Detachable warrants to purchase the number of shares determined by dividing the principal and accrued interest by $.03 would also be issued in conjunction with the restructuring.

If it had occurred at May 31, 2000, the proposed restructuring would have had the proforma effect of decreasing current liabilities by approximately $2,380,857, including $180,857 of accrued, unpaid interest and increasing preferred stock and related stockholders' equity by $2,380,857, resulting in positive stockholders' equity of $1,143,945.

If the proposed preferred shares were converted, it would result in approximately 78,000,000 additional common shares being issued. If all of the warrants were exercised, an additional 78,000,000 common shares would be issued for proceeds of $2,200,000.

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

 . A continuation of the rig count at a low level for a prolonged period of time will adversely affect the Company's results of operations as demand for oil related products and services would continue to fall because of the uncertainty relating to the future. In addition, any declines in the current worldwide rig count or drilling activity will reduce the demand for our drilling products and services and will have a material adverse effect on the Company's financial condition and results of operations.

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



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

   3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

   3.2       By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   3.3       Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended February
             28, 1998)
   4.1       Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
* 27.1       Financial Data Schedule


*  filed herewith


(b) Reports on Form 8-K

During the fiscal quarter ended May 31, 2000, the Company filed no reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FLOTEK INDUSTRIES INC.
                                    (Registrant)


                                    By: /s/ JERRY DUMAS
Date:  July 24, 2000                    ----------------
                                        Jerry Dumas
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)