Form 10QSB
period 2000-08-31
FLOTEK INDUSTRIES INC/CN/
filed 2000-10-12
CIK 928054

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 2000

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

                     Yes [_]                         No [x]

As of August 31, 2000 the number of shares of common stock outstanding was 50,243,295


           Transitional Small Business Disclosure Format (check one):

                     Yes [_]                         No [x]

Part I - Financial Information

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                       August 31,     February 29,
                 ASSETS                                                   2000            2000
                                                                      ------------    ------------
                                                                      (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                            $     42,169    $    128,184
 Accounts receivable, less allowance for doubtful
   accounts of $24,000                                                     564,267         296,172
 Inventory                                                                 906,929         860,872
                                                                      ------------    ------------
     Total current assets                                                1,513,365       1,285,228
FURNITURE AND EQUIPMENT                                                    250,570         253,153
OTHER ASSETS                                                               550,923         392,545
                                                                      ------------    ------------
                                                                      $  2,314,858    $  1,930,926
                                                                      ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                        $          -    $     36,000
 Current portion of long-term debt                                          58,635       1,765,367
 Accounts payable and accrued liabilities                                  691,728       1,146,439
 Due to related party                                                      190,829         210,829
                                                                      ------------    ------------
     Total current liabilities                                             941,192       3,158,635

Accrued dividends                                                           59,144               -

LONG-TERM DEBT                                                             181,459         190,366

SHAREHOLDERS' EQUITY
 Common stock - no par value; 100,000,000 shares
   authorized; 50,243,295 and 48,493,295 issued
   and outstanding at August and February 29, 2000, respectively        18,574,920      18,399,920
 Convertible preferred stock - no par value;
   2,365.77 shares issued and outstanding at August 31,2000
   (none at February 29, 2000); liquidation value of $2,424,914
   at August 31, 2000.                                                   2,365,770               -
 Additional paid in capital                                                160,879         163,813
 Equity adjustment from foreign currency translation                      (258,120)       (287,784)
 Accumulated deficit                                                  $(19,710,386)    (19,694,024)
                                                                      ------------    ------------
    Total shareholders' equity                                           1,133,063      (1,418,075)
                                                                      ------------    ------------
                                                                      $  2,314,858    $  1,930,926
                                                                      ============    ============

The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              Three Months                    Six Months
                                             Ended August 31,               Ended August 31,
                                          2000           1999           2000            1999
                                      -----------    -----------    -----------     ------------
Sales                                 $   826,654    $   451,119    $ 1,483,088     $    755,772
Costs and expenses:
 Cost of goods sold                       395,563        194,918        692,200          380,800
 Selling                                  175,542        222,749        352,296          461,134
 General and administrative               168,358         77,381        323,412          188,371
 Depreciation and amortization             18,349         13,127         38,150           24,303
 Research and development                   9,514             --         17,254               --
                                      -----------    -----------     ----------     ------------
                                          767,326        508,175      1,423,312        1,054,608
                                      -----------    -----------     ----------     ------------
    Income (loss) from operations          59,328        (57,056)        59,776         (298,836)

Other income (expense), net
 Interest                                  (4,996)       (39,494)       (63,558)         (72,898)
 Other                                     (2,740)            68         46,564           87,424
                                      -----------    -----------    -----------     ------------
                                           (7,736)       (39,426)       (16,994)          14,526
                                      -----------    -----------    -----------     ------------

Net income (loss)                     $    51,592    $   (96,482)   $    42,782     $   (284,310)
                                      -----------    -----------    -----------     ------------

Basic and diluted
    net income (loss) per common
    share (See note 4)                      $.000        $(0.002)         $.000     $      (.006)

Weighted average number
    of shares outstanding              50,243,295     45,680,795     50,243,295       48,493,295


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months
                                                                       Ended August 31,
                                                                      2000          1999
                                                                   ----------     ----------
                                                                   (unaudited)    (unaudited)
Cash flows from operating activities
 Net income (loss)                                                 $   42,782    $(284,310)
 Adjustments to reconcile net loss to cash used in operations used in operating activities
  Depreciation and amortization                                        38,150       24,303
  Accretion of discount                                                     -        4,639
  Change in operating assets and liabilities:
    Accounts receivable                                              (268,095)    (315,252)
    Inventory                                                         (46,057)     (73,171)
    Due to related parties                                                  -      (21,000)
    Notes payable                                                           -            -
    Accounts payable and accrued liabilities                         (288,940)     111,596
                                                                   ----------    ---------
 Net cash used in operating activities                               (522,160)    (553,195)

Cash flows from investing activities
  Capital expenditures                                                (18,945)           -

Cash flows from financing activities
 Proceeds from long-term debt and notes payable                       495,000      497,068
 Repayment of long-term debt and notes payable                        (66,640)           -
 Other                                                                 (2,934)           -
                                                                   ----------    ---------
 Net cash provided by financing activities                            425,426      497,068

 Effect of exchange rates on cash                                      29,664         (848)
                                                                   ----------    ---------
Net decrease in cash                                                  (86,015)     (56,975)

Cash and cash equivalents - beginning of period                       128,184       50,492
                                                                   ----------    ---------
Cash and cash equivalents - end of period                          $   42,169    $  (6,483)
                                                                   ==========    =========
Supplementary information:
 Non-cash investing and financing activities
   Patent acquired for common stock                                $  175,000            -
   Preferred Stock exchanged for indebtedness                      $2,365,770            -
   Accrued dividends                                                   59,144            -
   Assets purchased for stock and notes                                     -      471,616


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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


                                           Six Months Ended
                                               August 31,
                                           2000       1999
                                        -------     ---------

Comprehensive income (loss):
Net income (loss)                       $42,782     $(284,310)
Cumulative translation adjustment        29,664       (46,233)
                                        -------     ---------

Total comprehensive income (loss)       $72,446     $(330,543)
                                        =======     =========


Note 3 - Convertible Preferred Stock

The Company issued (i) 2,365.77 shares of Series A Convertible Preferred Stock (no par) in exchange for the cancellation of principal indebtedness of $2,200,000 and accrued interest (as of April 30, 2000) of $165,770 which indebtedness was previously evidenced by certain secured promissory notes, and
(ii) warrants to purchase an aggregate of 78,859,012 shares of the Common Stock of the Company in exchange for the cancellation of certain warrants and conversion rights previously issued by the Company to purchase 73,333,332 shares of the Common Stock of the Company.

     The rights and preferences of the Series A Convertible Preferred Stock is described in the Articles of Incorporation of the Company, pursuant to which, among other things, the Series A Convertible Preferred Stock (i) is convertible into shares of Common Stock of the Company at a conversion price of US$.03, (ii) is entitled to a preferential distribution in the event of the liquidation of the Company equal to $1,000 per share, (iii) accrues preferred cumulative dividends at the annual rate of 10% of such liquidation preference amount and

(iv) has voting rights based on the number of shares of the Common Stock into which the Series A Convertible Preferred Stock are then convertible, (v) may be redeemed at the election of the Company at a redemption price equal to 300% of the liquidation preference. In addition, before the Company may engage in certain significant corporate transactions, it must obtain the consent of the holders of at least 50% of the shares of the Series A Convertible Preferred Stock.

     The Warrants to purchase shares of the Common Stock of the Company issued in connection with this transaction are immediately exercisable at a price of $.03 per share, and expire on April 30, 2010.

     The Company has granted to the holders of the Series A Convertible Preferred Stock certain registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock or the exercise of the Warrants.

4. Net income (loss) per common share

     Net income (loss) per common share has been computed as follows:

                                            Three Months                 Six Months
                                          Ended August 31,            Ended August 31,
                                          ----------------            ----------------
                                          2000          1999          2000         1999
                                         ------        ------        ------       ------
Net income (loss)                      $  51,592   $  (96,482)    $   42,782    $ (284,310)
Accrued preferred stock dividends        (59,144)          --        (59,144)           --
                                        --------     --------       --------     ---------
Loss for common shareholders              (7,552)     (96,482)       (16,362)     (284,310)

Weighted average shares outstanding   50,243,295   45,680,795     50,243,295    48,493,295
Basic and diluted loss per common
 share                                     $.000        $.002          $.000         $.006

     The conversion of preferred stock or exercise of options and warrants to common is antidilutive in regard to loss per common share.

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

Production Equipment

    The Company has focused on the development of its proprietary and patented technologies: the Petrovalve + Plus(R) Pump Valve and the Petrovalve Gas Breaker Valve. Both patented products are valves used in down-hole sucker- rod pumps. The Petrovalve Gas Breaker Valve provides a solution to gas lock problems. Both valves offer producers operating advantages by performing more efficiently and lasting longer than the traditional ball and seat valves. Flotek's original technology was developed in concert with several university research departments, including the University of Alberta, and is the subject of various patents and patent applications. The Company's production equipment customers are the North American oil producers, and international energy companies.

    The Company's competition in the production equipment market is comprised of ball-and-seat manufacturers as well as rod-pump manufacturers. There is substantial competition in the oil field industry, which the Company assumes will remain at current levels for the foreseeable future; however, there is no other significant proprietary artificial lift technology in the downhole sucker-rod pump market. The pump manufacturers manufacture an inferior ball & seat and can only set themselves apart by pricing. Presently, ball-and-seat manufacturers produce the majority of ball-and-seat valves for manufacturers of rod-pumps , yet, the rod-pump manufacturer is not considered to be in competition with the ball-and-seat manufacturer. The Petrovalve Plus valve product is manufactured by leading manufacturers to our controlled specifications.

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

    The Company's Drilling Products customers are made up of the North American oil producers, including major oil companies that are involved in exploration and the drilling and cementing of oil wells. The Company's active customer base is well distributed between major oil companies and smaller independent operators. The Company's marketing area includes the Gulf of Mexico. As a result of the addition of US patented technology, the Company has negotiated the distribution and representation of its drilling products on a global basis with several major oil-field service providers that have existing worldwide distribution. Currently the Company's primary competitors with respect to its drilling products are: Weatherford International, Inc., Franks Industries, Ray Oil Tools and Milam Tool Company.

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

RESULTS OF OPERATIONS

Revenue by Operating Segment:

                            Six Months Ended
                                August 31,
                             2000        1999
                          ----------   --------

Drilling Products         $1,045,988   $493,509
Production Equipment         437,100    262,263
                          ----------   --------

                          $1,483,088   $755,772
                          ==========   ========

Consolidated revenues were up 83% and 96% for the three and six-month periods ended August 31, 2000 as compared to the same periods in 1999. Revenues from the drilling products segment reflected an improvement in drilling rig activity from the record low North American rig counts in 1999. Revenues from the production equipment segment were higher for 2000 as compared to the same periods in 1999, reflecting increased acceptance of our production valve products and the effects of increasing international sales.

Costs and Expenses

Consolidated gross margins increased from 50% for the six months ending August 31,1999 to 53% in 2000, reflecting a better mix in the more profitable production equipment segment and increased profitability in the drilling products segment resulting from the reduction in cost of sales in 2000 from the purchase of Trinity Tools, Inc. (Prior to June 30, 2000 the Company purchased products from Trinity). Consolidated gross margins decreased from 57% for the three months ending August 31, 1999 to 52% for 2000, reflecting a decreased percentage of production segment revenues and the inclusion of two months of Trinity manufacturing operations in 1999.

Selling expenses which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance and other direct selling costs were down as compared to the same periods in 1999. This decrease was primarily attributable to the selective reduction of the work force in response to the 1999 reduction in exploration and development activity, and changes in compensation arrangements. The reduced staffing continues to be adequate for the current level of sales. The Company also increased in-house sales, which have lower selling costs. The Company now uses in-house printing for catalogs and brochures, significantly reducing their cost.

General and administrative expense increased by approximately $91,000 and $135,000 for the three and six-month periods ended August 31, 2000 as compared to the same periods in 1999 reflecting an increase in legal fees and personnel cost and the reclassification of rent from selling to General and Administrative.

The increase in depreciation & amortization resulted primarily from the acquisition of Trinity and reflects depreciation of its assets and amortization of goodwill in 2000.

Interest Expense

Interest expense for the three months and six months ending August 31, 2000 was approximately $35,000 and $9,000 less than comparable periods in 1999, reflecting the effects of the exchange of $2.2 million of indebtedness into convertible preferred stock effective May 1, 2000.

Other income (expense)

Included in other income for the six months ending August 31, 1999 was a gain of approximately $80,000 representing the reduction of a severance provision set up in the prior year for the departure of William G. Jayroe, the Company's former president and chief executive officer. Included in other income for the six months ending August 31, 2000 were amounts totaling approximately $49,000 representing negotiated reductions for cash payments to settle accounts payable and accrued liabilities.

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2000 classifications. These reclassifications had no impact on net loss or shareholders' equity.

Capital Resources and Liquidity

    The Company has financed its operations to date from stock offerings, borrowings and internally generated funds. The principal use of its cash has been to fund the working capital needs of the Company. Effective April 30, 2000 the Company exchanged 2,365.77 shares of its newly authorized convertible preferred stock for notes payable and long term debt of $2.2 million and accrued interest of $165,770.

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

    The Company's cash and cash equivalents decreased to $42,169 at August 31, 2000 from $128,184 at February 29, 2000. Overall cash flows used in operating activities decreased from $553,195 for the six months ending August 31, 1999 to $522,160 for the six months ending August 31, 2000. Accounts receivable increased from $296,172 at February 29, 2000 to $564,267 at August 31, 2000, reflecting the higher level of sales in 2000.

    The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing activities.

Financing Activities

  Repayments of long-term debt during the six months ending August 31, 2000 were $66,640.


At August 31, 2000 the Company had working capital of $572,173 and cash and cash equivalents of $42,169 compared to a working capital deficit of $1,873,407 and cash and cash equivalents of $128,184 at February 29, 2000. The overall increase in working capital is primarily attributable to the conversion of indebtedness and accrued interest to preferred stock, and to a lesser extent, to the improved operating results. The Company has sustained substantial operating losses in recent years resulting in an accumulated deficit of $19,651,242 at August 31, 2000. In addition, the Company has used substantial amounts of working capital in its operations.

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

Management restructured existing indebtedness totaling $2,200,000 effective April 30, 2000. Under the restructuring indebtedness, and related accrued interest was converted to convertible preferred stock, decreasing current liabilities by $2,380,857.

Management signed an agreement with a bank to factor accounts receivable. The advancement of funds requires an assignment of first security interests in accounts receivable. No advances had been received as of August 31, 2000.

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

The Company has issued (i) 2,365.77 shares of Series A Convertible Preferred Stock in exchange for the cancellation of principal indebtedness of $2,200,000 and accrued interest (as of April 30, 2000) of $165,770, which indebtedness was previously evidenced by certain secured promissory notes, and (ii) warrants to purchase an aggregate of 78,859,012 shares of the Common Stock of the Company in exchange for the cancellation of certain warrants and conversion rights previously issued by the Company to purchase 73,333,332 shares of the Common Stock of the Company. If all warrants were exercised an additional 78,859,012 shares would be outstanding with cash proceeds of $3,365,770 to the Company.

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



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

 3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

 3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
 3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended February
       28, 1998)
 4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
*4.2 Securities Purchase and Exchange Agreement effective as of April 30, 2000, signed in August 2000
*4.3 Registration Rights Agreement effective as of April 30, 2000, signed in August 2000
*27.1  Financial Data Schedule


*  filed herewith


(b) Reports on Form 8-K

During the fiscal quarter ended August 31, 2000, the Company filed no reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FLOTEK INDUSTRIES INC.
                            (Registrant)


                            By: /s/ Jerry Dumas
Date:  October 12, 2000     -----------------------
                            Jerry Dumas
                            President and Chief
                              Executive Officer
                            (Principal Executive
                              Officer)