Form 10QSB
period 2000-11-30
FLOTEK INDUSTRIES INC/CN/
filed 2001-01-16
CIK 928054

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 2000

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

                     Yes [_]                         No [x]

As of November 30, 2000 the number of shares of common stock outstanding was 50,243,295


           Transitional Small Business Disclosure Format (check one):

                     Yes [_]                         No [x]

Part I - Financial Information

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      November 30,    February 29,
                 ASSETS                                                       2000            2000
                                                                      ------------    ------------
                                                                     (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                            $     15,124    $    128,184
 Accounts receivable, less allowance for doubtful
   accounts of $24,000: secures notes payable
   at November 30, 2000                                                    382,666         296,172
 Inventory                                                                 993,903         860,872
                                                                      ------------    ------------
     Total current assets                                                1,391,693       1,285,228
FURNITURE AND EQUIPMENT                                                    256,111         253,153
OTHER ASSETS                                                               542,613         392,545
                                                                      ------------    ------------
                                                                      $  2,190,417    $  1,930,926
                                                                      ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                        $    129,345    $     36,000
 Current portion of long-term debt                                          64,295       1,765,367
 Accounts payable and accrued liabilities                                  621,709       1,146,439
 Due to related party                                                      176,650         210,829
                                                                      ------------    ------------
     Total current liabilities                                             991,999       3,158,635

Accrued dividends                                                          118,288               -

LONG-TERM DEBT                                                             164,226         190,366

SHAREHOLDERS' EQUITY
 Common stock - no par value; 100,000,000 shares
   authorized; 50,243,295 and 48,493,295 issued and outstanding
   at November 30 and February 29, 2000, respectively                   18,574,920      18,399,920
 Convertible preferred stock - no par value;
   2,365.77 shares issued and outstanding at November 30,2000
   (none at February 29, 2000); liquidation value of $2,484,058
   at November 30, 2000.                                                 2,365,770               -
 Additional paid in capital                                                160,879         163,813
 Equity adjustment from foreign currency translation                      (262,906)       (287,784)
 Accumulated deficit                                                  $(19,922,759)    (19,694,024)
                                                                      ------------    ------------
    Total shareholders' equity (deficit)                                   915,904      (1,418,075)
                                                                      ------------    ------------
                                                                      $  2,190,417    $  1,930,926
                                                                      ============    ============

The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                              Three Months                  Nine Months
                                           Ended November 30,            Ended November 30,
                                              2000           1999           2000           1999
                                       -----------    -----------    -----------    -----------
Sales                                 $    570,043    $   399,513    $ 2,053,131    $ 1,155,285
Costs and expenses:
 Cost of goods sold                        303,012        139,639        995,212        520,802
 Selling                                   178,219        228,400        530,515        695,138
 General and administrative                197,841        132,800        521,253        321,602
 Depreciation and amortization              23,516         14,458         61,666         38,648
 Research and development                      666             --         17,920             --
                                       -----------    -----------    -----------    -----------
                                           703,254        515,297      2,126,566      1,576,190
                                       -----------    -----------    -----------    -----------
    Loss from operations                  (133,211)      (115,784)       (73,435)      (420,905)

Other income (expense), net
 Interest                                  (19,002)       (35,249)       (82,560)      (115,532)
 Other                                      (1,016)        15,414         45,548        102,847
                                       -----------    -----------    -----------    -----------
                                           (20,018)       (19,835)       (37,012)       (12,685)
                                       -----------    -----------    -----------    -----------

Net loss                               $  (153,229)   $  (135,619)   $  (110,447)   $  (433,590)
                                       -----------    -----------    -----------    -----------

Basic and diluted
    net loss per common
    share (See note 4)                      $(0.01)        $(0.01)         $(.01)         $(.01)

Weighted average number
    of shares outstanding               50,243,295     48,493,295     50,243,295     48,493,295

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months
                                                        Ended November 30,
                                                        2000           1999
                                                      ----------    ----------
                                                      (unaudited)   (unaudited)
Cash flows from operating activities
 Net loss                                             $ (110,447)   $ (433,590)
 Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                           61,666        38,698
  Change in operating assets and liabilities:
    Accounts receivable                                  (86,494)     (366,233)
    Inventory                                           (133,031)     (108,995)
    Due to related parties                               (14,179)            -
    Accounts payable and accrued liabilities            (358,959)      298,658
                                                      ----------    ----------
 Net cash used in operating activities                  (641,444)     (571,462)

Cash flows from investing activities
  Capital expenditures                                   (40,231)     (524,612)

Cash flows from financing activities
 Proceeds from notes payable                             129,345             -
 Proceeds from long-term debt and notes payable          495,000       795,697
 Repayment of long-term debt and notes payable           (78,213)            -
 Proceeds from issuance of common shares, net                  -       250,000
 Other                                                    (2,603)            -
                                                      ----------    ----------
 Net cash provided by financing activities               543,529     1,045,697

 Effect of exchange rates on cash                         25,086             -
                                                      ----------    ----------
Net decrease in cash                                    (113,060)      (50,377)

Cash and cash equivalents - beginning of period          128,184        50,492
                                                      ----------    ----------
Cash and cash equivalents - end of period             $   15,124    $      115
                                                      ==========    ==========
Supplementary information:
 Non-cash investing and financing activities
   Patent acquired for common stock                   $  175,000    $        -
   Preferred Stock exchanged for indebtedness          2,365,770             -
   Accrued dividends                                     118,288             -
   Assets purchased for stock and notes                        -       471,616

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

                                Three Months Ended       Nine Months Ended
                                     November 30,           November 30,
                                  2000        1999        2000        1999
                                  ----        ----        ----        ----
Comprehensive loss:
Net income (loss)              $(153,229)  $(135,617)  $(110,447)  $(433,590)
Cumulative translation
 adjustment                       (4,786)      2,255      24,878      51,767
                               ---------   ---------   ---------   ---------
Total comprehensive income
 (loss)                        $(158,015)  $(133,362)  $ (85,569)  $ 381,823
                               =========   =========   =========   =========

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

  The rights and preferences of the Series A Convertible Preferred Stock is described in the Articles of Incorporation of the Company, pursuant to which, among other things, the Series A Convertible Preferred Stock (i) is convertible into shares of Common Stock of the Company at a conversion price of US$.03, (ii) is entitled to a preferential distribution in the event of the liquidation of the Company equal to $1,000 per share, (iii) accrues preferred cumulative dividends at the annual rate of 10% of such liquidation preference amount, (iv) has voting rights based on the number of shares of the Common Stock into which the Series A Convertible Preferred Stock are then convertible, and (v) may be redeemed at the election of the Company at a redemption price equal to 300% of the liquidation preference. In addition, before the Company may engage in certain significant corporate transactions, it must obtain the consent of the holders of at least 50% of the shares of the Series A Convertible Preferred Stock.

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

4. Net loss per common share

  Net loss per common share has been computed as follows:

                                                Three Months               Nine Months
                                              Ended November 30,         Ended November 30,
                                         --------------------------    --------------------------
                                             2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Net loss                                 $  (153,229)   $  (135,617)   $  (110,447)   $  (433,591)
Accrued preferred stock dividends            (59,144)            --       (118,288)            --
                                         -----------    -----------    -----------    -----------
Loss for common shareholders             $  (212,373)   $  (135,617)   $  (228,735)   $  (433,591)

Weighted average shares outstanding       50,243,295     48,493,295     50,243,295     48,493,295
Basic and diluted loss per common
 share                                   $      (.01)   $      (.01)   $      (.01)   $      (.01)


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

RESULTS OF OPERATIONS

Revenue by Operating Segment:

                            Three Months Ended         Nine Months Ended
                               November 30,               November 30,
                              2000       1999           2000          1999
                              ----       ----           ----          ----
Drilling Products          $344,265    $284,787     $1,390,645    $  778,381
Production Equipment        225,778     114,727        662,486       376,904
                           --------    --------     ----------    ----------
                           $570,043    $399,514     $2,053,131    $1,155,285

Consolidated revenues were up 43% and 78% for the three and nine-month periods ended November 30, 2000 as compared to the same periods in 1999. Revenues from the drilling products segment reflected an improvement in drilling rig activity from the record low North American rig counts in 1999. Revenues from the production equipment segment were higher for 2000 as compared to the same periods in 1999, reflecting increased acceptance of our production valve products and the effects of increasing international sales.

Costs and Expenses

Consolidated gross margins decreased from 55% for the nine months November 30, 1999 to 52% in 2000, reflecting a better mix to the more profitable production equipment segment and increased profitability in the drilling products segment resulting from the reduction in cost of sales in 2000 from the purchase of Trinity Tools, Inc. (prior to June 30, 2000 the Company purchased products from Trinity), offset by the reduced utilization of the Trinity plant in the third quarter of fiscal 2001. Consolidated gross margins decreased from 65% for the three months ending November 30, 1999 to 47% for 2000, reflecting a decreased percentage of production segment revenues and decreased utilization of the Company's Trinity Tools' production facility.

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

General and administrative expense increased by approximately $50,000 and $200,000 for the three and nine-month periods ended November 30, 2000 as compared to the same periods in 1999 reflecting an increase in legal fees and personnel cost and the reclassification of rent from selling to General and Administrative.

The increase in depreciation & amortization resulted primarily from the acquisition of Trinity and reflects depreciation of its assets and amortization of goodwill in 2000.

Interest Expense

Interest expense for the three months and nine months ending November 30, 2000 was approximately $16,000 and $33,000 less than comparable periods in 1999, reflecting the effects of the exchange of

$2.2 million of indebtedness into convertible preferred stock effective May 1, 2000, offset by interest related to accounts receivable factoring.

Other income (expense)

Included in other income for the nine months ending November 30, 1999 was a gain of approximately $80,000 representing the reduction of a severance provision set up in the prior year for the departure of William G. Jayroe, the Company's former president and chief executive officer. Included in other income for the nine months ending November 30, 2000 were amounts totaling approximately $49,000 representing negotiated reductions for cash payments to settle accounts payable and accrued liabilities.

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

  The Company's cash and cash equivalents decreased to $15,124 at November 30, 2000 from $128,184 at February 29, 2000. Overall cash flows used in operating activities increased from $573,317 for the nine months ending November 30, 1999 to $641,444 for the nine months ending November 30, 2000. Accounts receivable increased from $296,172 at February 29, 2000 to $382,666 at November 30, 2000, reflecting the higher level of sales in 2000.

  The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing activities.

Financing Activities

 Repayments of long-term debt during the nine months ending November 30, 2000 were $78,213.


  At November 30, 2000 the Company had working capital of $399,694 and cash and cash equivalents of $15,124 compared to a working capital deficit of $1,873,407 and cash and cash equivalents of $128,184 at February 29, 2000. The overall increase in working capital is primarily attributable to the conversion of indebtedness and accrued interest to preferred stock, and to a lesser extent, to the improved operating results. The Company has sustained substantial operating losses in recent years resulting in an accumulated deficit of $19,922,759 at November 30, 2000. In addition, the Company has used substantial amounts of working capital in its operations.

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

The Company has an agreement with a bank to factor accounts receivable. The advancement of funds requires an assignment of first security interests in accounts receivable. Advances of $129,345 were outstanding at November 30, 2000, representing 85% of factored receivables.

Management has reduced ongoing selling expense by eliminating high cost positions and tightening expenditure controls.

Management continues to add complementary product lines to help diversify the Company's product mix. Such new product lines will be sold through the Company's existing sales structure.

Management continues to seek potential acquisition or merger candidates to either decrease our costs of providing products or add new products and customer base to our existing product lines to diversify the Company's market.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

 3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-QSB for the quarter ended November 30, 1997)
 3.2 By-laws (incorporated by reference to the Company's Form 10-QSB for the quarter ended November 30, 1997)
 3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the fiscal year ended February 28, 1998)
 4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-QSB for the quarter ended November 30, 1997)
 4.2 Securities Purchase and Exchange Agreement effective as of April 30, 2000, signed in August 2000 (incorporated by reference to the
      Company's Form 10-QSB for the quarter ended August 31, 2000)
 4.3 Registration Rights Agreement effective as of April 30, 2000, signed in August 2000 (incorporated by reference to the Company's Form 10-QSB for the quarter ended August 31, 2000)


(b) Reports on Form 8-K

During the fiscal quarter ended November 30, 2000, the Company filed no reports on Form 8-K.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FLOTEK INDUSTRIES INC.
                                      (Registrant)


                                  By: /s/ Jerry Dumas
Date:  January 15, 2000               -----------------------------------
                                      Jerry Dumas
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)