Form 10KSB40
period 2001-02-28
FLOTEK INDUSTRIES INC/CN/
filed 2001-06-13
CIK 928054

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - KSB

 (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001

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

              Yes (x)   No ( )

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

Revenues for the Company's 2001 fiscal year were $2,981,408.

The aggregate market value of Common Stock held by non-affiliates as of April 30, 2001, determined using the share closing price on the OTC of $0.07 (United States Dollar) on that date was $4,193,635.

There were 67,735,932 shares of the Registrant's Common Stock outstanding on April 30, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement issued in connection with the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

  The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment division develops, manufactures and markets the Petrovalve + Plus Pump Valves that include the PetroValve Gas Breaker, the Standing Valve for use with electric downhole pumps, the Petrovalve Injector Valve, which are valves for downhole sucker-rod pumps used in oil wells. The drilling products division manufactures and distributes casing centralizers, which are vaned cementing sleeves and integral joint stand off tools that improve mud and cementation displacement in drilled oil wells.

  Flotek is a provider of the patented Petrovalve line of production equipment and a complete portfolio of casing centralizer products. The Company operates primarily in the U.S. Gulf Coast market and in Latin America.

  . Flotek sells Turbeco casing centralizers for all applications and provides technical advice to customers. Service personnel are available to install the product at the well site.

  . Flotek sells the complete line of Petrovalve products and provides engineering data and support to each customer as requested or required. On site installation is also provided as requested.

Production Equipment

  The Company has focused on the development of its proprietary and patented technologies: the Petrovalve + Plus Pump Valve and the Petrovalve Gas Breaker Valve. Both patented products are valves used in downhole sucker- rod pumps. The Petrovalve Gas Breaker Valve provides a solution to gas lock problems. Both valves offer producers operating advantages by performing more efficiently and lasting longer than the traditional ball and seat valves. Flotek's original technology was developed in concert with several university research departments, including the University of Alberta, and is the subject of various patents and patent applications. The Company's production equipment customers are the North American oil producers, and international energy companies.

  The Company's competition in the production equipment market is comprised of ball-and-seat manufacturers as well as rod-pump manufacturers. There is substantial competition in the oil field industry, which the Company assumes will remain at current levels for the foreseeable future; however, there is no other significant proprietary artificial lift technology in the down-hole sucker- rod pump market. The pump manufacturers manufacture an inferior ball & seat and can only set themselves apart by pricing. Presently, ball-and-seat manufacturers produce the majority of ball-and-seat valves for manufacturers of rod-pumps , yet, the rod-pump manufacturer is not considered to be in competition with the ball-and-seat manufacturer. The Petrovalve Plus valve product is manufactured by leading manufacturers to our controlled specifications.

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

Drilling Products

  Flotek's drilling products division manufactures, distributes and services several products that enhance oil and gas well cementing programs and the safety and effectiveness of the drilling process. Its primary products include the Cementing Turbulator, which the Company began distributing in March of 1994, when it acquired Turbeco Inc., an oilfield service company. The Turbulator is a steel sleeve, which is placed over pipe before the cementing process of pipe or casing. This pipe or casing is commonly cemented in the open hole section of a recently drilled oil well. The main purpose of this tool is to provide maximum standoff and improve displacement to obtain the best cement bond. The Company was one of the first companies to distribute spiral vaned cementing turbulators. The Turbulator has gained widespread acceptance through its proven ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications. New products that have been successfully introduced are the Integral Pup Centralizer, the Eccentric Turbulator (jointly patented with Marathon Oil), and the Turbolock Centralizer. Recently we introduced our Pressure-Actuated Casing ("PAC") centralizer. This pressure-actuated tool is designed to accommodate "slim-hole" deviated well completion programs. The PAC centralizer is an integral part of the casing and does not activate until it is its final position in the drilled well, thus reducing drag during insertion of the casing in the well bore. Once in place, the vanes are activated providing a positive stand off of the casing to maximize the integrity of the cementing process. Patent applications are pending and marketing efforts are active.

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

Product Demand

  The demand for our drilling product services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker Hughes Rig Count. During the fourth quarter of 1997, the rig count reached its highest level since 1990; however a decline began that continued through the second quarter of 1999, when it fell to the lowest level recorded in the previous 50 years. Since then the rig count in our principal market began to increase and has continued to increase into the early part of 2001. Technical advances such as 3-D seismic data and computer-enhanced interpretation of that data has reduced the risk of drilling deeper wells with a resultant increase in deep-water offshore exploration. Deeper and higher-pressure wells, particularly in environmentally sensitive areas, demand the highest level of cement bond integrity. Turbulator products are designed to meet that demand. The demand for integrity will also enhance the introduction of new designs such as the PAC centralizer.

  Our Production Equipment Division should benefit from demand to increase the natural gas supply in North America. The Petrovalve Gas Breaker traveling valve is being used on an extended trial basis to pump water from abandoned low pressure gas wells, thereby increasing production of gas or making possible production where the pressure is too low to flow naturally. Results have been favorable and we expect this type of application to increase so long as natural gas prices remain near current levels. Oil prices at current levels not only increase drilling activity but stimulates re-completion of older producing wells and increases opportunities to pump marginal reservoirs, including heavy oil. The Petrovalve products have advantages in these pumped well and the demand for those products should continue to increase.

Employees

  As of February 28, 2001, the Company employed approximately 28 employees. The Company considers its relationship to its employees to be generally satisfactory. The Company encourages employee loyalty through an incentive stock option plan and a participatory 401-k plan.

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

ITEM 3.  LEGAL PROCEEDINGS.

  There are presently no outstanding lawsuits against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2001 fiscal year.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is traded on the OTC Bulletin Board markets in the United States, under the symbol "FOTDF." The high and low closing sale prices as quoted in US dollars were as follows for the quarterly periods indicated:

YEAR ENDED FEBRUARY 28, 2001

Fiscal Quarter Ended May 31, 2000           0.26    0.10
Fiscal Quarter Ended August 31, 2000        0.125   0.045
Fiscal Quarter Ended November 30, 2000      0.09    0.03
Fiscal Quarter Ended February 28, 2001      0.05    0.025


YEAR ENDED FEBRUARY 29, 2000                HIGH    LOW
                                            -----   -----
Fiscal Quarter Ended May 31, 1999           0.15    0.05
Fiscal Quarter Ended August 31, 1999        0.18    0.04
Fiscal Quarter Ended November 30, 1999      0.125   0.05
Fiscal Quarter Ended February 29, 2000      0.20    0.03


Holders of Record

  At February 28, 2001, the Company had approximately 132 holders of record of the Company's common stock. This includes shareholders in street name accounts with approximately 62% of the outstanding shares.

Dividends

  The Company has not declared a cash dividend during the last two fiscal years. Convertible preferred stock accrues dividends at 10%.

Recent Sales of Unregistered Securities

  Warrants to purchase 3,312,360 shares of common stock were exercised on February 28, 2001. Warrants to purchase a total of 5,080,277 shares of common stock were exercised in March and April 2001. All warrants were at an exercise price of $.03 per share and resulted in net proceeds of $251,788 to the Company.

  In March 2001, three holders elected to convert 251.27 shares of the Company's Convertible Preferred Stock plus related accrued dividends into approximately 9,100,000 shares of the Company's common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Business Environment

  Flotek consists of two divisions, which provide products and services used in the drilling and production of oil and gas wells. The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. Higher oil prices have resulted in a substantial increase in funds being allocated by our customers to explore for and produce oil and gas. There is always the possibility of reduction in exploration and production activity which would impact our businesses through lower revenues, pricing pressures and reduced margins. Reduced exploration activity would reduce the demand for the products and services provided by us serving the drilling markets. Our drilling products would be the most significantly affected.

RESULTS OF OPERATIONS

REVENUE BY OPERATING SEGMENT:



                                                      YEAR ENDED
                                         -------------------------------------
                                         FEBRUARY 28, 2001   FEBRUARY 29, 2000
                                         -----------------   -----------------
REVENUES
       Drilling Products Segment                $1,771,026          $1,113,168
       Production Equipment Segment              1,210,382             448,625
                                                ----------          ----------
Consolidated Revenues                           $2,981,408          $1,561,793


  Consolidated revenues were up for the year ended February 28, 2001 as compared to the same period in 2000. Revenues from the drilling products segment increased by 59% as to the same period in 2001, reflecting the increased North American rig counts caused by the 2001 increase in oil prices. Revenues from the production equipment segment increased by 170% for the year as compared to the same period in 2000, reflecting increased acceptance of our production valve products, including increased international sales.

Costs and Expenses

  Consolidated gross margins increased from 2000 to 2001. In fiscal 2000, the Company incurred a charge of $251,000, primarily related to the drilling products segment, to provide a reserve for slow moving inventories. Excluding the write-down of inventory, the Company's consolidated gross margins increased from 41.5% to 52.8%, reflecting the favorable product mix change to the more profitable production equipment segment and increased profitability in the drilling products segment resulting from a full year utilization of the Trinity Tools, Inc. manufacturing location and the effect of higher production on overhead absorption rates.

  Selling expenses which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance and other direct selling costs were reduced from 52.6% of sales in 2000 to 23.7% in fiscal 2001. This decrease was attributable to reduction of the work force and improvement in the effectiveness of the sales force. The Company also increased in-house sales, which have lower selling costs.

  General and administrative expense increased by approximately $15,000, primarily related to increased sales volumes, but decreased as a percentage of sales from 45.7% to 24.4%.

  Depreciation & amortization decreased by $32,000 from the 2001 amount.

  Research and development for new products for 2001 was $21,079.

  Interest expense for fiscal 2001 was $83,986 compared to $173,783, a decrease of 52%. The decrease in interest expense primarily reflects the exchange of $2,200,000 of interest bearing indebtedness into preferred stock in the second quarter of fiscal 2001.

Other Income

  Included in other income in 2001 were amounts totaling approximately $50,000 representing negotiated reductions for cash payments to settle accounts payable and accrued liabilities.

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

  The Company's cash and cash equivalents decreased to $51,442 at February 28, 2001 from $128,184 at February 29,2000. Overall cash flows used in operating activities decreased to $733,228 from $794,081 in 2000. Accounts receivable increased from $296,172 at February 29, 2000 to $563,010 at February 28, 2001, reflecting the higher level of sales in 2001. Inventory levels increased to $1,079,655 at February 28, 2001 from $860,872 in 2000 reflecting a build up of new product lines and increases to meet higher sales levels.

  The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing activities.

Investing Activities

  Capital expenditures in fiscal 2001 related to computer software and equipment and production equipment. Major capital expenditures in fiscal 2000 related primarily to the acquisition of Trinity Tool, Inc. and automobiles. The Company does not intend to make any material capital expenditures during the upcoming fiscal year. Any capital expenditures that are required will be funded through available cash, cash flow from operations, or future financing activities.

Financing Activities

  Cash flows provided by financing activities decreased from $1,002,006 in Fiscal 2000 to $698,777 in Fiscal 2001. Cash was raised through the issuance of notes payable, issuance of long-term debt and amounts received from related parties.

  At February 28, 2001 the Company has working capital of $606,885 and cash and cash equivalents of $51,442 compared to a working capital deficit of $1,873,407 and cash and cash equivalents of $128,184 at February 29, 2000. The overall increase in working capital is attributable primarily to the conversion of $2,200,000 of indebtedness and accrued interest payable of $165,770 into convertible preferred stock, offset by increases in accounts receivable and inventory and decreases in accounts payable and accrued liabilities.

  Prior to 2001, the Company sustained substantial operating losses and has used substantial amounts of working capital in its operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions taken over the last two years to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with adequate working capital:

  . During the second fiscal quarter of 2001, the Company issued (i) 2,365.77 shares of Series A Convertible Preferred Stock (no par) in exchange for the cancellation of principal indebtedness of $2,200,000 and accrued interest (as of April 30, 2000) of $165,770 which indebtedness was previously evidenced by certain secured promissory notes, and (ii) warrants to purchase an aggregate of 78,859,012 shares of the Common Stock of the Company at $.03 per share in exchange for the cancellation of certain warrants and conversion rights previously issued by the Company. The preferred stock accrues dividends at 10% per annum compounding quarterly. No cash dividend payments have been declared.

  . Flotek has an agreement with a bank to factor domestic accounts receivable.
    The advancement of funds requires an assignment of first security interests in factored receivables. Advances of $175,966 were outstanding at February 28, 2001.

  . Management continues to add complementary product lines to help diversify the Company's product mix. Such new product lines will be sold through the Company's existing sales structure.

  . Management continues to actively seek potential acquisition or merger candidates to either decrease our costs of providing products, similar to the Trinity Tool Acquisition discussed below, or add new products and customer base to diversify the Company's market.

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

  . A decline in the rig count from its current level for a prolonged period of time would adversely affect the Company's drilling products division's results of operations as demand for oil related products and services would fall because of the uncertainty relating to the future. In addition, declines in the current worldwide rig count or drilling activity would reduce the demand for our drilling products and services and would have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

                               TABLE OF CONTENTS

                                                             PAGE NUMBER
                                                             -----------
Independent Auditors' Report                                      F-1
Consolidated Balance Sheets                                       F-2
Consolidated Statements of Operations and Comprehensive
 Income (Loss)                                                    F-3
Consolidated Statements of Shareholders' Equity (Deficit)         F-4
Consolidated Statements of Cash Flows                             F-5
Notes to Consolidated Financial Statements                        F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Flotek Industries Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying Consolidated Balance Sheets of Flotek Industries Inc. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the related Consolidated Statements of Operations and Comprehensive Income
(Loss), Shareholders' Equity (Deficit), and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries Inc. and Subsidiaries as of February 28, 2001 and February 29, 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Flotek Industries Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred accumulated operating losses and cash deficits from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
June 8, 2001

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                                FEBRUARY 28,    FEBRUARY 29,
                                                                                    2001           2000
                                                                                ------------    ------------
    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $     51,442    $    128,184
Accounts receivable, net of allowance for doubtful accounts of $15,000 and
 $24,000 for 2001 and 2000, respectively                                             563,010         296,172
Inventory                                                                          1,079,665         860,872
                                                                                ------------    ------------
  Total Current Assets                                                             1,694,117       1,285,228

PROPERTY AND EQUIPMENT, NET                                                          233,881         253,153
OTHER ASSETS                                                                         535,642         392,545
                                                                                ------------    ------------
                                                                                $  2,463,640    $  1,930,926
                                                                                ============    ============
   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable to bank                                                                175,966               -
Other notes payable                                                                   31,000          36,000
Current portion of long-term debt                                                     57,270       1,765,367
Accounts payable and accrued liabilities                                             632,157       1,146,439
Due to related party                                                                 190,839         210,829
                                                                                ------------    ------------
  Total Current Liabilities                                                        1,087,232       3,158,635

Accrued Dividends                                                                    203,136               -

LONG-TERM DEBT                                                                       149,828         190,366

COMMITMENTS

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock - no par value; 53,555,655 and 48,493,295 issued
 and outstanding in 2001 and 2000, respectively                                   18,674,290      18,399,920
Convertible preferred stock - no par value; 2,365.77 shares issued and outstanding at February 28, 2001 (none at February 29, 2000);
 liquidation value of $2,568,906 at February 28,2001                               2,365,770               -
Additional paid-in capital                                                           160,879         163,813
Accumulated deficit                                                              (19,886,792)    (19,694,024)
Accumulated other comprehensive loss                                                (290,703)       (287,784)
                                                                                ------------    ------------
                                                                                   1,023,444      (1,418,075)
                                                                                ------------    ------------
                                                                                $  2,463,640    $  1,930,926
                                                                                ============    ============

                See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                      FEBRUARY 28,    FEBRUARY 29,
                                                          2001           2000
                                                       -----------    ------------
Revenues, net                                          $ 2,981,408     $ 1,561,793

Costs and expenses:
  Cost of goods sold                                     1,394,284       1,164,927
  Selling                                                  705,463         877,776
  General and administrative                               728,189         712,981
  Depreciation and amortization                             90,547         122,812
  Research and development                                  21,079
                                                       -----------     -----------
                                                         2,939,562       2,878,496
                                                       -----------     -----------
  Income(Loss) from operations                              41,846      (1,316,703)

Interest expense                                           (83,968)       (173,783)
Other income-net                                            52,490           4,293
                                                       -----------     -----------
                                                           (31,478)       (169,490)
                                                       -----------     -----------
  Net income (loss)                                         10,368      (1,486,193)

Other comprehensive expense, net of tax
 Foreign currency translation                               (2,919)         (3,698)
                                                       -----------     -----------
  Comprehensive income (loss)                          $     7,449     $(1,489,891)
                                                       ===========     ===========
Basic and diluted net loss per common share                 $(.004)          $(.03)
                                                       ===========     ===========
Weighted average number of shares outstanding           50,243,295      47,428,716
                                                       ===========     ===========

                See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                                                                                          ACCUMULATED      TOTAL
                             COMMON STOCK              PREFERRED STOCK       ADDITIONAL                      OTHER     SHAREHOLDERS'
                      --------------------------   -------------------------   PAID-IN     ACCUMULATED   COMPREHENSIVE    EQUITY
                        SHARES         AMOUNT       SHARES        AMOUNT       CAPITAL       DEFICIT         LOSS        (DEFICIT)
                      -----------   ------------   ---------   -------------  ----------  -------------  -------------  -----------
Balance at
 February 28, 1999    45,680,795    $18,134,295           -    $        -     $ 163,813   $(18,207,831)    $(284,086)   $ (193,809)
Issuance of common
 stock for purchase
 of Trinity            2,500,000        250,000                                                                            250,000
Issuance of stock to
 non-employees           312,500         15,625                                                                             15,625
Equity adjustment
 from foreign
 currency translation                                                                                         (3,698)       (3,698)
Net loss                                                                                    (1,486,193)                 (1,486,193)
                      ----------    -----------                               ---------   ------------     ---------    ----------
Balance at
 February 29, 2000    48,493,295     18,399,920                                 163,813    (19,694,024)     (287,784)   (1,418,075)
Issuance of common
 stock for patent      1,750,000        175,000                                                                            175,000
Issuance of
 preferred stock                                   2,365.77     2,365,770        (2,934)                                 2,362,836
Exercise of warrants
 for common stock      3,312,360         99,370                                                                             99,370
Preferred stock
 accrued dividends                                                                            (203,136)                   (203,136)
Equity adjustment
 from foreign
 currency translation                                                                                         (2,919)       (2,919)
Net income                                                                                      10,368                      10,368
                      ----------    -----------    --------  ------------     ---------   ------------     ---------    ----------
Balance at
 February 28, 2001    53,555,655    $18,674,290    2,365.77  $  2,365,770     $ 160,879   $(19,886,792)    $(290,703)   $1,023,444
                      ==========    ===========    ========  ============     =========   ============     =========    ==========

                See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FEBRUARY 28,    FEBRUARY 29,
                                                                                  2001            2000
                                                                                ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $  10,368     $(1,486,193)
Adjustments to reconcile net income (loss) to cash used in
 operating activities:
 Depreciation and amortization                                                     90,547         122,812
 Bad debt expense                                                                       -          30,442
 Accretion of discount                                                                  -          13,500
 Stock issued for services                                                              -          15,625
 Write-off and change in reserve of inventory and other                           (81,685)        256,984
 Loss on disposal of furniture and equipment                                            -          24,717
 Changes in operating assets and liabilities:
  Accounts receivable                                                            (266,838)       (164,513)
  Inventory                                                                      (137,108)       (254,592)
  Accounts payable and accrued liabilities                                       (348,512)        647,137
                                                                                ---------     -----------
 Net Cash Used in Operating Activities                                           (733,228)       (794,081)
                                                                                ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (41,089)        (88,722)
Acquisition of Trinity                                                                  -         (42,373)
Other                                                                               1,717           4,500
                                                                                ---------     -----------
 Net Cash Used in Investing Activities                                            (39,372)       (126,595)
                                                                                ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of common stock warrants                                                  99,370               -
Proceeds from long-term debt, notes payable and due to related parties            674,568       1,094,504
Repayment of long-term debt, notes payable and due to related parties             (72,227)        (92,438)
Other                                                                              (2,934)              -
                                                                                ---------     -----------
 Net Cash Provided by Financing Activities                                        698,777       1,002,066
Effect of exchange rates on cash                                                   (2,919)         (3,698)
                                                                                ---------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (76,742)         77,692
Cash and Cash Equivalents - Beginning of Period                                   128,184          50,492
                                                                                ---------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  51,442     $   128,184
                                                                                =========     ===========
SUPPLEMENTARY INFORMATION
Interest paid                                                                   $  41,256     $    31,740
                                                                                =========     ===========

                See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


NON-CASH INVESTING AND FINANCING ACTIVITIES

2001

Patent acquired for common stock                     $   175,000
Preferred stock exchanged for indebtedness
  and accrued interest                                 2,365,770
Accrued Dividends                                        203,136


2000

The Company acquired the following assets and liabilities of Trinity Tool, Inc., a company with manufacturing operations in Mason, Texas:


    Accounts receivable                         $  23,744
    Inventory                                      71,641
    Property and equipment                        180,022
    Goodwill                                      279,918
    Accounts payable                              (67,029)
    Note payable                                   (6,000)
    Long-term debt                               (189,923)
    Common stock issued                          (250,000)
                                                ---------
    Net cash paid                               $  42,373
                                                =========



                See notes to consolidated financial statements.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Flotek Industries Inc. and Subsidiaries (the "Company") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status under the law of continuance to the laws of the Province of Alberta. The Company consists of two divisions which provide proprietary and patented products and services used in the drilling and production of oil and gas wells. One of the Company's divisions carries on the business of developing, manufacturing and marketing the Petrovalve + Plus Pump Valve and the Petrovalve Gas Breaker
Valve, which are valves for downhole sucker-rod pumps used in oil wells. The other division manufactures and distributes centralizers, which are a vaned cementing sleeve and integral joint stand off tool that improves mud and cementation displacement in drilled oil wells. The Company sells its products primarily to companies in the oil and gas industry in North America.

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of Flotek Industries Inc. and its directly and indirectly, wholly-owned subsidiaries, Petrovalve International Inc. ("Petrovalve"), USA Petrovalve, Inc. ("USAPI"), Turbeco, Inc. ("TI"), Petrovalve International (Barbados) Inc. ("PIBI"), Petrovalve Canada Limited ("PCL") and Trinity Tool, Inc. ("Trinity"). All material intercompany transactions have been eliminated.

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

INVENTORY

Inventory, which primarily consists of finished goods, is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory is stated net of a reserve of $219,000 and $301,000 for slow-moving inventory at February 28, 2001 and February 29, 2000, respectively.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


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

LOSS PER SHARE

Loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding.

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

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

USE OF ESTIMATES IN FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained accumulated operating losses since inception. In addition, the Company has used substantial amounts of working capital in its operations.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with adequate working capital:

  . The Company expects increased revenue and net income in fiscal 2002.

  . During the second fiscal quarter of 2001, the Company issued (i) 2,365.77 shares of Series A Convertible Preferred Stock (no par) in exchange for the cancellation of principal indebtedness of $2,200,000 and accrued interest (as of April 30, 2000) of $165,770 which indebtedness was previously evidenced by certain secured promissory notes, and (ii) warrants to purchase an aggregate of 78,859,012 shares of the Common Stock of the Company at $.03 per share in exchange for the cancellation of certain warrants and conversion rights previously issued by the Company. The preferred stock accrues dividends at 10%. No cash dividend payments have been declared.

  . Flotek has an agreement with a bank to factor domestic accounts receivable.
    The advancement of funds requires an assignment of first security interests in factored receivables. Advances of $175,966 were outstanding at February 28, 2001.

  . Management continues to add complementary product lines to help diversify the Company's product mix. Such new product lines will be sold through the Company's existing sales structure.

  . Management continues to actively seek potential acquisition or merger candidates to either decrease our costs of providing products, similar to the Trinity Tool Acquisition discussed below, or add new products and customer base to diversify the Company's market.

NOTE 3 - NET LOSS PER COMMON SHARE

Net loss per common share has been computed as follows:

                                                     Year ended
                                        -------------------------------------
                                        February 28, 2001    February 29, 2000
                                        -----------------    ----------------
Net income (loss)                           $    10,368         $(1,486,193)
Accrued preferred stock dividends              (203,136)                 --
                                            -----------         -----------
Loss for common shareholders                $  (192,768)        $(1,486,193)
                                            ===========         ===========
Weighted average shares outstanding          50,243,295          47,428,716
Basic and diluted net loss per
  common share                              $     (.004)        $      (.03)

The conversion of preferred stock or exercise of options to purchase common stock are antidilutive in regard to loss per common share.

NOTE 4 - ACQUISITION

Effective July 1, 1999 the Company entered into an agreement to purchase all of the common stock, assets and liabilities of Trinity Tool, Inc. for $10,000 in cash, a promissory note for $40,000 payable in two payments of $20,000 in August and September 1999, and 2,500,000 shares of common stock of the Company with a market value of $250,000. Pursuant to the sale and purchase agreement, the acquisition was accounted for as a purchase and the results of Trinity from July 1, 1999 forward have been included in the Company's consolidated results of operations. The Company allocated the $279,918 excess of purchase price over net assets acquired to goodwill which will be amortized over 20 years.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 5 - PROPERTY AND EQUIPMENT

At February 28, 2001, and February 29, 2000, property and equipment were comprised of the following:

                                                                     2001          2000
                                                                   --------      ---------
Land                                                               $  25,000     $  25,000
Building and improvements                                            128,708       128,708
Automotive equipment                                                 142,296       142,296
Computer equipment                                                    43,938        26,385
Furniture and equipment                                              153,145       130,577
Moulds                                                                65,297        64,329
                                                                    --------      --------
                                                                     558,384       517,295
Less: Accumulated depreciation and amortization                      324,503       264,142
                                                                    --------      --------
                                                                    $233,881      $253,153
                                                                    ========      ========

NOTE 6 - OTHER ASSETS

Other assets consist of the following:

                                                2001        2000
                                                ----        ----
        Patents                               $265,654    $ 90,654
        Goodwill                               365,464     365,464
        Other                                    5,410       7,127
                                              --------    --------
                                               636,528     463,245
        Accumulated amortization               100,886      70,700
                                              --------    --------
                                              $535,642    $392,545
                                              ========    ========

Patents are amortized over the life of the patent. Petrovalve received a United States patent on the design of its Petrovalve Plus valve on June 2, 1992, and on the Petrovalve Gas Breaker valve on October 5, 1993. During the first quarter of fiscal 2001, the Company issued 1,750,000 shares of its common stock, valued at $175,000, to purchase patents to improve its production equipment line. In addition, filings were made in the United States to protect improvements to the core technology. Original filings were also made in Canada, Venezuela and Mexico.

Goodwill, which represents the excess of the cost of purchased companies over the fair value of the companies' net assets at the date of acquisition, is being amortized on the straight-line method over 20 years.

NOTE 7 - NOTES PAYABLE BANK

Flotek has an agreement with a bank to factor domestic accounts receivable. The interest rate is 10.5% per annum. The advancement of funds requires an assignment of first security interests in factored receivables. Advances of $175,966 were outstanding at February 28, 2001.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 8 - LONG-TERM DEBT


                                                                                                    2001          2000
                                                                                                  --------     ----------
Convertible debt with interest at 10%; exchanged for preferred stock
 effective April 30, 2000                                                                         $            $540,000

Convertible debt with interest at 10%; exchanged for preferred stock
 effective April 30, 2000                                                                                       750,000

Convertible loan with interest at 10%; exchanged for preferred stock
 effective April 30, 2000                                                                                       400,000

Real estate lien note, secured by land and building, bearing interest at 10%, principal and interest of $1,451 due monthly until March 8, 2002, when
 the remaining unpaid principal and interest are due                                               120,504      125,587

10.25% Note payable to a bank, secured by accounts receivable, inventory and
 equipment, matured October 27, 1999                                                                             35,902

Notes payable, secured by vehicles, payments in aggregate monthly installments of $3,493, including interest ranging from 4.9% to 13.3%,
 maturing at various dates through July, 2003.                                                      66,707       88,768

Other                                                                                               19,887       15,476
                                                                                                ----------   ----------
                                                                                                   207,098    1,955,733
Less current portion                                                                                57,270    1,765,367
                                                                                                ----------   ----------
                                                                                                 $ 149,828   $  190,366
                                                                                                ==========   ==========

Long-term debt is due as follows:


       2002                                  $  57,270
       2003                                    142,840
       2004                                      6,988
                                             ---------
                                             $ 207,098
                                             =========

Effective April 30, 2000, convertible preferred stock (no par) was issued in exchange for the cancellation of principal indebtedness of $2,200,000 and accrued interest of $165,770 and issuance of warrants.

NOTE 9 - DUE TO RELATED PARTY

At February 28, 2001 the Company had notes payable of $190,839 to two directors. The notes bear interest at 10%. Related interest expense for 2001 was $9,621. Effective April 30, 2000, notes payable totaling $1,480,000 and accrued interest of $154,914 to directors or companies in which directors had significant interest were exchanged for preferred stock. Related interest expense for these notes for 2001 was $12,780 ($125,063 in 2000).

Due to related party at February 29, 2000 consists of four unsecured notes payable due to companies controlled by a director of the Company. The notes bear interest at 10% and are due upon demand. Interest expense for these notes was $15,688 in 2000.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 10 - WARRANTS

At February 28, 2001, the following share purchase warrants were outstanding:


                      CONVERSION
       NUMBER      PRICES PER SHARE   EXPIRATION DATES
    ----------     ----------------   ----------------

    75,546,652        US  $.03        May 1, 2010

    There were 18 warrant holders at February 28,2001.


At February 29, 2000, the following share purchase warrants were outstanding:

                               CONVERSION
                NUMBER      PRICES PER SHARE   EXPIRATION DATES
              -----------   ----------------   -----------------
              12,500,000       US $0.06        February 1, 2009
               9,000,000       US $0.06        December 31, 2004
              ----------
              21,500,000
              ==========


In August 2000, the Company issued 78,859,012 warrants to purchase common stock at $.03 per share in connection with the Securities Purchase and Exchange Agreement for the issuance of 2,365.77 shares of Series A Convertible Preferred Stock and cancellation of warrants previously issued by the Company. The cancelled warrants included all of the warrants outstanding at the end of fiscal 2000, plus warrants to issue 7,000,000 shares at $.06 per share issued in conjunction with indebtedness incurred in 2001. In February 2001, warrants for 3,312,360 shares were exercised.

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

In February 1999, the Company issued, in connection with the $150,000 convertible debt, 2,500,000 warrants at $0.06 that were scheduled to expire in February 2004. In December 1999 this convertible debt was amended to increase the number of warrants to 9,000,000 and extend the expiration date to December 31, 2004.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 11 - STOCK OPTIONS

The shareholders of the Company have authorized the Company to grant stock options. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The shares are restricted, as they have not been registered with the United States Securities and Exchange Commission.

There were no grants in fiscal 2001 and no grants to non-employees in fiscal
2000.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, stock-based compensation costs for options granted to employees and directors would have increased the loss for fiscal year 2000 by approximately $207,000. Basic and diluted loss per share would have been $.04 per share in 2000.

The fair value of options at the date of grant was estimated using the Black-Scholes Model with the following assumptions:

                                                     2001               2000
                                                   ---------          --------
         Expected life                                n/a             2 years
         Interest rate                                n/a                 6.5%
         Volatility                                   n/a                 228%
         Dividend yield                               n/a                   0%

The status of the stock option plan follows:

                                                                          2001
                                                      ------------------------------------------
                                                                                        WEIGHTED
                                                                        EXERCISE         AVERAGE
                                                                      PRICE RANGE       EXERCISE
                                                       OPTIONS         PER SHARE         PRICE
                                                      ---------    ------------------  ---------
Outstanding at beginning of year (in U.S.dollars)     2,950,000    US  $0.03 - $ .06   US $0.04
Outstanding at beginning of year (in Canadian
 dollars)                                             2,840,000    C   $0.15 - $0.17   C  $0.16
Granted                                                       -
Expired                                                (100,000)   US      $0.06       US $0.06
                                                      ---------
Outstanding at end of year (in Canadian dollars)      2,840,000    C   $0.15 - $0.17   C  $0.16
                                                      =========
Outstanding at end of year (in U.S. dollars)          2,850,000    US  $0.03 - $0.06   US $0.04
                                                      =========
Exercisable (in Canadian dollars)                     2,840,000    C   $0.15 - $0.17   C  $0.16
Exercisable (in U.S. dollars)                         2,850,000    US  $0.03 - $0.06   US $0.04
                                                      ---------
                                                      5,690,000
                                                      =========
C$   =  Canadian dollars
US$  =  United States dollars

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 11 - STOCK OPTIONS (CONTINUED)

                                                                                       2000
                                                                   -------------------------------------------
                                                                                                     WEIGHTED
                                                                                      EXERCISE       AVERAGE
                                                                                    PRICE RANGE      EXERCISE
                                                                     OPTIONS         PER SHARE        PRICE
                                                                   -----------    ---------------   ----------
Outstanding at beginning of year (in U.S. dollars)                     350,000    US         $0.06   US $0.06
Outstanding at beginning of year (in Canadian dollars)               3,035,000    C  $0.15 - $0.17   C  $0.16
Granted (in Canadian dollars)                                        1,300,000    C  $0.15           C  $0.15
Granted (in U.S. dollars)                                            2,600,000    US $0.03 - $0.06   US $0.04
Expired                                                             (1,495,000)   C          $0.17   C  $0.17
                                                                   -----------
Outstanding at end of year (in Canadian dollars)                     2,840,000    C  $0.15 - $0.17   C  $0.16
                                                                   ===========
Outstanding at end of year (in U.S. dollars)                         2,950,000    US $0.03 - $0.06   US $0.04
                                                                   ===========
Exercisable (in Canadian dollars)                                    2,509,444    C  $0.15 - $0.17   C  $0.16
Exercisable (in U.S. dollars)                                        2,950,000    US $0.03 - $0.06   US $0.04
                                                                   -----------
                                                                     5,459,444
                                                                   ===========
C$   =  Canadian dollars
US$  =  United States dollars

Following is a summary of the options outstanding at February 28, 2001:

                                                 OUTSTANDING
                         ----------------------------------------------------------------
                                             WEIGHTED AVERAGE
    EXERCISE                                    REMAINING                     EXERCISABLE
     PRICE                 NUMBER            CONTRACTUAL LIFE                   NUMBER
  -----------            ---------           ----------------                  ---------
   US $0.03              2,000,000              4.0 years                      2,000,000
   US $0.06                850,000              3.6 years                        850,000
   C  $0.15              2,100,000              2.5 years                      2,100,000
   C  $0.17                740,000              0.9 years                        740,000
                         ---------                                             ---------
                         5,690,000                                             5,690,000
                         =========                                             =========


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company had an agreement with a corporation whose president was a director of the Company. The agreement called for the promotion of Turbeco sales in exchange for a commission of 25% of all sales made by the corporation. The agreement was terminated December 31, 1999. The Company incurred charges of $54,519 during the year ended February 29, 2000.

The Company leased machinery from an officer and director for approximately $35,000 during the years ended February 28, 2001, and February 29, 2000.

See Note 9 for related party indebtedness.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 13 - INCOME TAXES

The temporary differences giving rise to the deferred tax asset consist primarily of depreciation differences and the tax operating loss carryforwards.

Valuation allowances are required to reduce deferred tax assets when realization is not more likely than not. As a result of the Company's previous operating losses, a valuation allowance of $2,400,000 and $2,408,000 as of February 28, 2001 and February 29, 2000, respectively, was recorded for deferred tax assets that were not offset by scheduled future reversals of deferred tax liabilities. For U.S. Federal tax purposes, the Company has net operating loss carryforwards of approximately $6,250,000 as of February 28, 2001, that expire between the years 2009 and 2020. The Company believes a change in control may have occurred in April 2000 in connection with the exchange of convertible preferred stock for certain indebtedness. If such a change in control has occurred, the net operating loss carryforward could be limited in total and as to the amount available in each year. The Company's effective income tax rate differed from the Federal statutory rate primarily due to meals and entertainment, foreign and state income taxes and the valuation allowance against deferred tax assets.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The Company has entered into operating lease arrangements that expire at various dates through 2005. Lease expense for the years ended February 28, 2001 and February 29, 2000 was $135,424 and $134,819, respectively. Minimum lease payments for the next five years are as follows:

         2002                   $ 123,499
         2003                     100,774
         2004                      88,842
         2005                      61,550
         2006                       2,787
                                ---------
                                $ 377,452
                                =========

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 15 - SEGMENT INFORMATION

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


The Company operates primarily in the United States and Canada. As of February 28, 2001 and February 29, 2000, and for each of the years then ended, the Company has operated in two industry segments, drilling products and production equipment, for which revenues, depreciation and amortization expense, operating income (loss), interest expense, and total assets are as follows:


                                                  FOR FISCAL YEAR ENDED FEBRUARY 28, 2001
                                               ----------------------------------------------
                                                DRILLING    PRODUCTION
                                                PRODUCTS    EQUIPMENT    OTHER       TOTAL
                                               ----------   ---------   --------   ----------
Revenues                                       $1,771,026   $1,210,382              $2,981,408
Depreciation and amortization expense              68,961       17,410   $  4,176       90,547
Operating income (loss)                            92,220      338,127   (388,501)      41,846
Interest expense                                   27,437       15,410     41,121       83,968
Assets                                          1,437,300      889,363    136,977    2,463,640



                                                  FOR FISCAL YEAR ENDED FEBRUARY 29, 2000
                                               ----------------------------------------------
                                               DRILLING     PRODUCTION
                                               PRODUCTS     EQUIPMENT    OTHER       TOTAL
                                               ----------   ---------   --------   ----------
Revenues                                       $1,113,168    $448,625              $1,561,793
Depreciation and amortization expense              76,948      42,933   $  2,931      122,812
Operating loss                                   (729,103)   (231,314)  (356,286)  (1,316,703)
Interest expense                                   16,117      12,376    145,290      173,783
Assets                                          1,335,694     391,448    203,784    1,930,926

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


Information on the Company's geographic segments, based on the locations of the Company's operations, are as follows:


                                               FOR FISCAL YEAR ENDED FEBRUARY 28, 2001
                                              ------------------------------------------
                                                CANADA         U.S.            TOTAL
                                              ----------   -------------   -------------
Revenues                                       $ 34,659      $2,946,749      $2,981,408
Operating income (loss)                         (28,378)         70,224          41,846
Assets                                          127,971       2,335,489       2,463,460


                                               FOR FISCAL YEAR ENDED FEBRUARY 29, 2000
                                              ------------------------------------------
                                               CANADA           U.S.          TOTAL
                                              ---------    ------------    ------------
Revenues                                       $ 84,470     $ 1,477,323     $ 1,561,793
Operating loss                                  (15,923)     (1,300,780)     (1,316,703)
Assets                                          133,975       1,796,951       1,930,926

Included in the U.S. geographic segment is one South American customer which accounts for $765,330 of revenues.

NOTE 16 - SIGNIFICANT CUSTOMER AND MAJOR SUPPLIERS

Sales to a significant international customer in the production equipment segment represented 26% of total sales for the year ended February 28, 2001.

Purchases from Trinity, prior to its acquisition, for materials during the year ended February 29, 2000 was 39%.

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

    Subsequent to the resignation of Grant Thornton, the auditing firm of Weinstein Spira & Company, P.C., 5 Greenway Plaza, Suite 2200, Houston, Texas 77046, Telephone (713) 622-7000, Facsimile (713) 622-9535 was retained by the company, but no accounting or auditing issues transpired or were discussed. Weinstein Spira has reported on both years presented in the financial statements.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held in August 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Directors and Executive Officers of the Registrant" information required by
Item 9 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

    The Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held in August 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Executive Compensation" information required by Item 10 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held in August 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Security Ownership of Certain Beneficial Owners, Directors, and Management" information required by Item 11 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Proxy Statement to be issued in connection with the Annual Meeting of Stockholders to be held in August 2001, to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c), contains under the caption, "Certain Relationships and Related Transactions" information required by Item 12 of Form 10-KSB as to directors and certain executive officers of the Company and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.



(a)  Exhibits

   3.1 Articles of Incorporation (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   3.2 By-laws (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   3.3 Amendment to Registrant's Bylaws (incorporated by reference to the Company's Form 10-KSB for the year ended February 28, 1998)
   4.1 Shareholders Protection Rights Plan (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
   4.2 Securities Purchase and Exchange Agreement effective as of April 30, 2000, signed in August 2000 (incorporated by reference to the Company's Form 10-Q for the quarter ended August 31, 2000)
   4.3 Registration Rights Agreement effective as of April 30, 2000, signed in August 2000 (incorporated by reference to the Company's Form 10-Q for the quarter ended August 31, 2000)
  10.1 Distribution Agreement - Downhole Products (UK), LTD (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  10.2 Wallace Robertson Inc. Consulting Agreement (incorporated by reference to the Company's Form 10-Q for the quarter ended
           November 30, 1997)
  10.7 License Agreement - Harlan King (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)
  21.1 List of Operating Subsidiaries (incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1997)

(b)  Reports on Form 8-K

    During the fiscal year ended February 28, 2001 the Company filed no reports on Form 8-K.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 13, 2001                     FLOTEK INDUSTRIES INC.
                                  (Registrant)

                                  By: /s/ JERRY DUMAS
                                     --------------------------------------
                                     President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                              Title                  Date
---------                              -----                  ----

   /s/ JERRY DUMAS          President, Chief Executive    June 13, 2001
------------------------    Officer, Director
       Jerry Dumas          (Principal Executive Officer,
                            Principal Accounting Officer)

   /s/ GARY M. PITTMAN      Director                      June 13, 2001
----------------------------
   Gary M. Pittman


 /s/ WILLIAM ZIEGLER        Director                      June 13, 2001
----------------------------
   William Ziegler


 /s/ JOHN W. CHISHOLM       Director                      June 13, 2001
----------------------------
   John W. Chisholm