Form 10QSB
period 2001-05-31
FLOTEK INDUSTRIES INC/CN/
filed 2001-07-12
CIK 928054

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - QSB

    (x)   Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                      For the quarter ended May 31, 2001

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

                     Yes ( )                         No (x)

As of May 31, 2000 the number of shares of common stock outstanding was 67,724,137.

          Transitional Small Business Disclosure Format (check one):

                     Yes ( )                         No (x)

Part I - Financial Information

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                              May 31,     February 28,
                  ASSETS                                       2001          2001
                                                           ------------  ------------
                                                            (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                 $    124,693   $     51,442
 Accounts receivable, less allowance for doubtful
   accounts of $15,000                                          752,767        563,010
 Inventory                                                    1,035,628      1,079,665
                                                           ------------   ------------
     Total current assets                                     1,913,088      1,694,117
PROPERTY AND EQUIPMENT, NET                                     232,141        233,881
OTHER ASSETS                                                    528,154        535,642
                                                           ------------   ------------
                                                           $  2,673,383   $  2,463,640
                                                           ============   ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable to Bank                                     $    151,867   $    175,966
 Other notes payable                                            180,000         31,000
 Current portion of long-term debt                               55,339         57,270
 Accounts payable and accrued liabilities                       535,555        632,157
 Due to related party                                           190,839        190,839
                                                           ------------   ------------
     Total current liabilities                                1,113,600      1,087,232

Accrued Dividends                                               237,133        203,136

LONG-TERM DEBT                                                  141,489        149,828

SHAREHOLDERS' EQUITY
 Common stock - no par value; 100,000,000 shares
   authorized; 67,724,137 and 53,555,655 issued
   and outstanding at May 31, 2001 and February 28, 2001,
   respectively                                              19,096,928     18,674,290
 Convertible preferred stock - no par value; 2,114.496
   Shares issued and outstanding at May 31, 2001
   (2,365.77 shares at February 28, 2001); liquidation
   of $2,351,629 at May 15, 2001                              2,114,496      2,365,770
 Additional paid in capital                                     160,879        160,879
 Accumulated deficit                                        (19,900,439)   (19,886,792)
 Accumulated other comprehensive loss                          (290,703)      (290,703)
                                                           ------------   ------------
                                                              1,181,161      1,023,444
                                                           ------------   ------------
                                                           $  2,673,383   $  2,463,640
                                                           ============   ============

The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months
                                                       Ended May 31,
                                                     2001        2000
                                                     ----        ----
                                                        (unaudited)
Sales                                            $   893,945  $   656,434
Costs and expenses:
 Cost of goods sold                                  401,747      296,637
 Selling                                             211,630      176,754
 General and administrative                          174,982      155,054
 Depreciation and amortization                        21,345       19,801
 Research and development                             24,324        7,740
                                                 -----------  -----------

                                                     834,028      655,986
                                                 -----------  -----------

  Income from operations                              59,917          448
Other income (expense), net
 Interest                                            (18,203)     (58,652)
 Other                                                     -       49,304
                                                 -----------  -----------

                                                     (18,203)      (9,258)
                                                 -----------  -----------

Net income (loss)                                $    41,714  $    (8,810)

Basic and diluted net loss per common share
             (See Note 3)                        $   (0.0002) $   (0.0002)

Weighted average number of shares outstanding     66,588,995   50,243,295


The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months
                                                                                  Ended May 31,
                                                                             2001                 2000
                                                                          ---------            ---------
                                                                         (unaudited)          (unaudited)
Cash flows from operating activities
 Net income (loss)                                                        $  41,714            $  (8,810)
 Adjustments to reconcile net income (loss) to cash
 used in operating activities
   Depreciation and amortization                                             21,345               19,810
   Change in operating assets and liabilities:
     Accounts receivable                                                   (189,757)            (101,496)
     Inventory                                                               44,037               15,281
     Accounts payable and accrued liabilities                               (96,602)            (396,125)
                                                                          ---------            ---------
 Net cash used in operating activities                                     (179,263)            (471,349)

Cash flows from investing activities
 Purchase of property and equipment                                         (12,117)

Cash flows from financing activities
 Exercise of common stock warrants                                          150,000                    -
 Proceeds from long-term debt, notes payable and due to related parties     150,000              420,000
 Repayment of long-term debt and notes payable                              (35,369)             (44,008)
                                                                          ---------            ---------
 Net cash provided by financing activities                                  264,631              375,992

 Effect of exchange rates on cash                                                 -               14,973
                                                                          ---------            ---------
Net increase (decrease) in cash                                              73,251              (80,384)

Cash and cash equivalents - beginning of period                              51,442              128,184
                                                                          ---------            ---------
Cash and cash equivalents - end of period                                 $ 124,693            $  47,800
                                                                          =========            =========
Supplementary information
 Interest paid                                                            $  12,323            $   8,228
 Income taxes paid                                                                -                    -

 Non-cash investing and financing activities
   Patent acquired for common stock                                                            $ 175,000
   Preferred stock and accrued interest converted to common stock         $ 272,638
   Accrued preferred dividends                                            $  55,361

The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                    FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The unaudited consolidated condensed financial statements included herein have been prepared by Flotek Industries Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001. The results of operations for the three-month period ended May 31, 2001 are not necessarily indicative of the results expected for the full year.

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


                                                  Three Months Ended
                                                         May 31,
                                                  2001           2000
                                                  ----           ----

Comprehensive income:
Net income (loss)                              $  41,714       $ (8,810)
Cumulative translation adjustment                      -         14,973
                                               ---------       --------

Total comprehensive income                     $  41,714       $  6,163
                                               =========       ========

3. Net loss per common share
     Net loss per common share has been computed as follows:

                                                         Three Months
                                                         Ended May 31,
                                                     ---------------------
                                                     2001             2000
                                                     ----             ----

Net income (loss)                               $     41,714      $    (8,810)
Accrued preferred stock dividends                    (55,361)               -
                                                ------------      -----------
Loss for common shareholders                    $    (13,647)     $    (8,810)

Weighted average shares outstanding               66,588,995       50,243,295
Basic and diluted net loss per
 Common share                                   $     (.0002)     $    (.0002)

The conversion of preferred stock or exercise of options or warrants to purchase common stock are antidilutive in regard to loss per common share.

4. Common stock options

On April 11, 2000 the Board granted 1,000,000 fully vested options to Gary Pittman, a director and 250,000 fully vested options to each of the remaining four directors. In addition, options to purchase 5,000,000 shares of common stock were granted to Jerry D. Dumas (3,000,000 options to vest immediately and the balance to be vested in three equal parts over the following eighteen months). All options were issued at the market price on the grant date. The options have a five-year life.

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

 . Flotek sells turbulator casing centralizers for all applications and provides technical advice to customers. Service personnel are available to install the product at the well site.

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

The Company's competition in the production equipment market is comprised of ball-and-seat manufacturers as well as rod-pump manufacturers. There is substantial competition in the oil field industry, which the Company assumes will remain at current levels for the foreseeable future; however, there is no other significant proprietary artificial lift technology in the down-hole sucker-rod pump market. The pump manufacturers manufacture an inferior ball & seat and can only set themselves apart by pricing. Presently, ball-and-seat manufacturers produce the majority of ball-and-seat valves for manufacturers of rod-pumps, yet, the rod-pump manufacturer is not considered to be in competition with the ball-and-seat manufacturer. The Petrovalve Plus valve product is manufactured by leading manufacturers to our controlled specifications.

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

The Company utilizes outside manufacturers under license arrangements to manufacture its patented products. The Company currently uses A-1 Carbide in California, Aves in Arlington, Texas, HRC Tool and Dye Manufacturing LTD. and Karnin Machine in Edmonton, Alberta, Canada among others. The Company's valve products are sold directly to the end user, the oil and gas producer, and distributed domestically through pump repair facilities and regional oilfield supply stores; and internationally through area agents and distributors, as well as direct Petrovalve Plus sales.

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

Our Production Equipment Division should benefit from demand to increase the natural gas supply in North America. The Petrovalve Gas Breaker traveling valve is being used on an extended trial basis to pump water from abandoned low pressure gas wells, thereby increasing production of gas or making possible production where the pressure is too low to flow naturally. Results have been favorable and we expect this type of application to increase so long as natural gas prices remain near current levels. Oil prices at current levels not only increase drilling activity but stimulates re-completion of older producing wells and increases opportunities to pump marginal reservoirs, including heavy oil. The Petrovalve products have advantages in these pumped well and the demand for hose products should continue to increase.

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

RESULTS OF OPERATIONS

Revenue by Operating Segment:

                              Three Months Ended
                                    May 31,
                              2001          2000
                              ----          ----

Drilling Products           $534,913      $417,076
Production Equipment         359,032       239,358
                            --------      --------

                            $893,945      $656,434
                            ========      ========


Consolidated revenues were up 36% for the three months ended May 31, 2001 as compared to the same period in fiscal 2001. Revenues from the drilling products segment increased by 28% compared to 2001, reflecting the increased North American rig counts caused by the fiscal 2001 increase in oil prices. Revenues from the production equipment segment increased by 50% for the quarter as compared to the same period in 2001, reflecting increased acceptance of our production valve products, including increased international sales.

Costs and Expenses

Consolidated gross margins at 55% were approximately the same for both periods.

Selling expenses which consist primarily of the salaries, wages, and benefits of the Company's salesmen, rent, insurance and other direct selling costs were reduced from 27% of sales in fiscal 2001 to 24% of sales in 2002. This decrease was primarily attributable to more effective utilization of the work force and increased sales. The Company also increased in-house sales, which have lower selling costs.

General and administrative expense increased by approximately $20,000, reflecting the increased sales volumes, but decreased as a percentage of sales from 24% to 20%.

Research and development costs increased by $16,584 in fiscal 2002, compared to the same period in 2001, reflecting the continued development efforts for our Pressure-Actuated Casing centralizer.

Interest expense for the first quarter of fiscal 2002 was $18,203 compared to $58,652 in 2001. The decrease in interest expense primarily reflects the exchange of $2,200,000 of interest bearing indebtedness into preferred stock in the second quarter of fiscal 2001.

Other Income (expense)

Included in other income for the three months ending May 31, 2000 were amounts totaling approximately $49,000 representing negotiated reductions for cash payments to settle accounts payable and accrued liabilities.

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

    The Company's cash and cash equivalents increased to $124,693 at May 31, 2001 from $51,442 at February 28, 2001. Overall cash flows used in operating activities decreased from $471,349 for the three months ending May 31, 2000 to $179,263 for the three months ending May 31, 2001. Accounts receivable increased from $563,010 at February 28, 2001 to $752,767 at May 31, 2001, reflecting the higher level of sales in 2001.

  The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing activities.

Financing Activities

Repayments of long-term debt during the three months ending May 31, 2000 were
$35,369.   At May 31, 2001 the Company borrowed $150,000 from a private corporation. The Advance bears interest at 10% and is secured by two invoices totaling $343,802. The advance is to be repaid in the second quarter of fiscal 2002.

At May 31, 2001 the Company had working capital of $799,488 and cash and cash equivalents of $124,643 compared to a working capital of $606,885 and cash and cash equivalents of $51,442 at February 28, 2001. The overall increase in working capital is attributable primarily to the improved operating results.

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

Management believes that actions taken over the last two years to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with adequate working capital.

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

 . Flotek has an agreement with a bank to factor domestic accounts receivable.
   The advancement of funds requires an assignment of first security interests in factored receivables. Advances of $151,867 were outstanding at May 31, 2000.

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

(b) Reports on Form 8-K

During the fiscal quarter ended May 31, 2001, the Company filed no reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FLOTEK INDUSTRIES INC.
                        (Registrant)


                        By: /s/ JERRY DUMAS
Date: July 12, 2001        ----------------
                           Jerry Dumas
                        President and Chief Executive Officer
                        (Principal Executive Officer)