Form 10QSB
period 2001-08-31
FLOTEK INDUSTRIES INC/CN/
filed 2001-10-15
CIK 928054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 2001

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-13270


                             FLOTEK INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)


               Alberta                              77-0709256
   (State or other jurisdiction of       (I.R.S. Employer Identification
            incorporation)                           Number)

      7030 Empire Central Drive                       77040
   (Address of Principal Executive                  (Zip Code)
               Offices)

Registrant's telephone number, including area code: (713) 849-9911


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          Yes [_] No [x]

As of August 31, 2001, the number of shares of common stock outstanding was 73,720,842.


    Transitional Small Business Disclosure Format (check one):

                          Yes [_] No [x]




Part I - Financial Information

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       August 31,   February 28,
                  ASSETS                                  2001         2001
                                                       ----------   ----------
                                                       (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                             $   57,292   $   51,442
 Accounts receivable, less allowance for doubtful
   accounts of $15,000                                  1,030,281      563,010
 Inventory                                                999,404    1,079,665
                                                       ----------   ----------
     Total current assets                               2,086,977    1,694,117

PROPERTY AND EQUIPMENT, NET                               214,531      233,881
OTHER ASSETS                                              517,903      535,642
                                                       ----------   ----------
                                                       $2,819,411   $2,463,640
                                                       ==========   ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable to Bank                                 $  109,409   $  175,966
 Other notes payable                                       90,000       31,000
 Current portion of long-term debt                         11,000       57,270
 Accounts payable and accrued liabilities                 603,137      632,157
 Due to related party                                     140,839      190,839
                                                       ----------   ----------
     Total current liabilities                            954,385    1,087,232

ACCRUED DIVIDENDS                                         294,216      203,136

LONG-TERM DEBT                                            177,502      149,828

SHAREHOLDERS' EQUITY:
 Common stock - no par value; 100,000,000 shares
   authorized; 73,720,842 and 53,555,655 issued
   and outstanding at August 31, 2001 and
   February 28, 2001, respectively                     19,279,495   18,674,290
 Convertible preferred stock - no par value; 2,089.072
   shares issued and outstanding at August 31, 2001
   (2,365.77 shares at February 28, 2001); liquidation
   value of $2,383,288 at August 31, 2001               2,089,072    2,365,770
 Additional paid-in capital                               160,879      160,879
 Accumulated deficit                                  (19,841,397) (19,886,792)
 Accumulated other comprehensive loss                    (294,741)    (290,703)
                                                       ----------   ----------
                                                        1,393,308    1,023,444
                                                       ----------   ----------
                                                       $2,819,411   $2,463,640
                                                       ==========   ==========


The accompanying notes are an integral part of these statements and should be read in conjunction herewith.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months                   Six Months
                                     Ended  August 31,             Ended August 31,
                                   2001           2000           2001           2000
                               ------------   ------------   ------------   ------------
Sales                          $  1,162,954   $    826,654   $  2,056,899   $  1,483,088
Costs and expenses:
 Cost of goods sold                 464,411        395,563        866,158        692,200
 Selling                            199,514        175,542        411,144        352,296
 General and administrative         314,891        168,358        489,873        323,412
 Depreciation and amortization       21,339         18,349         42,684         38,150
 Research and development            27,920          9,514         52,244         17,254
                               ------------   ------------   ------------   ------------
                                  1,028,075        767,326      1,862,103      1,423,312
                               ------------   ------------   ------------   ------------
    Income from operations          134,879         59,328        194,796         59,776

Other income (expense), net:
 Interest                           (15,669)        (4,996)       (33,872)       (63,558)
 Other                                --            (2,740)         --            46,564
                               ------------   ------------   ------------   ------------
                                    (15,669)        (7,736)       (33,872)       (16,994)

    Net income                 $    119,210   $     51,592   $    160,924   $     42,782
                               ============   ============   ============   ============

Basic and diluted net
    income per common
    share (See note 3)         $       .001   $       .000   $       .001   $       .000

Weighted average number
    of shares outstanding        68,814,376     50,243,295     67,689,187     50,243,295



The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Six Months
                                                           Ended August 31,
                                                         2001          2000
                                                       ----------   ----------
                                                      (unaudited)   (unaudited)
Cash flows from operating activities:
 Net income                                            $  160,924   $   42,782
 Adjustments to reconcile net income to cash
  used in operating activities:
  Depreciation and amortization                            42,684       38,150
  Change in operating assets and liabilities:
    Accounts receivable                                  (467,271)    (268,095)
    Inventory                                              80,261      (46,057)
    Accounts payable and accrued liabilities              (29,020)    (288,940)
                                                       ----------   ----------
                                                         (212,422)    (522,160)

Cash flows from investing activities:
  Capital expenditures                                    (12,117)     (18,945)
  Proceeds from dispositions of property and equipment      6,522         --
                                                       ----------   ----------
  Net cash used in investing activities                    (5,595)     (18,945)

Cash flows from financing activities:
 Proceeds from exercise of common stock warrants          304,058         --
 Proceeds from long-term debt and notes payable           210,000      495,000
 Repayments of long-term debt and notes payable          (236,153)     (66,640)
 Repayments of debt to related parties                    (50,000)        --
 Other                                                       --         (2,934)
                                                       ----------   ----------
 Net cash provided by financing activities                227,905      425,426

 Effect of exchange rates on cash                          (4,038)      29,664
                                                       ----------   ----------
Net increase (decrease) in cash                             5,850      (86,015)

Cash and cash equivalents - beginning of period            51,442      128,184
                                                       ----------   ----------
Cash and cash equivalents - end of period              $   57,292   $   42,169
                                                       ==========   ==========

Supplementary information:
 Non-cash investing and financing activities:
   Patent acquired for common stock                         --      $  175,000
   Preferred stock exchanged for indebtedness               --      $2,365,770
   Preferred stock and accrued dividends
    converted to common stock                          $  301,147        --
   Accrued dividends                                   $  115,529   $   59,144



The accompanying notes are an integral part of these financial statements and should be read in conjunction herewith.

                     FLOTEK INDUSTRIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General
----------------

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

Note 2 - Comprehensive Income
-----------------------------

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

                                                      Six Months Ended
                                                         August 31,
                                                    2001          2000
                                                  --------      --------
Comprehensive income:
  Net income                                      $160,924        42,782
  Cumulative foreign currency
    translation adjustment                          (4,038)       29,664
                                                  --------      --------

    Total comprehensive income                    $156,886      $ 72,446
                                                  ========      ========

Note 3 - Net Income Per Common Share
------------------------------------

Net income per common share has been computed as follows:



                                               Three Months                Six Months
                                             Ended August 31,           Ended August 31,
                                          -----------------------   -----------------------
                                             2001         2000         2001         2000
                                          ----------   ----------   ----------   ----------
Net income                                $  119,210   $   51,592   $  160,924   $   42,782
Accrued preferred stock dividends            (58,128)     (59,144)    (115,529)     (59,144)
                                          ----------   ----------   ----------   ----------
Income (loss) to common shareholders      $   61,082   $   (7,552)      45,395   $  (16,362)
                                          ==========   ==========   ==========   ==========

Weighted average shares outstanding       68,814,376   50,243,295   67,689,187   50,243,295

Basic and diluted net income (loss)
  per common share                             $.001        $.000        $.001        $.000



Both the assumed conversion of preferred stock and assumed exercise of stock options or warrants to purchase common shares would be antidilutive or immaterial to net income or loss per common share.

Note 4 - Common Stock Options
-----------------------------

On April 11, 2001 the Board granted 1,000,000 fully vested options to one member of the Board of Directors and 250,000 fully vested options to each of the remaining four Directors. In addition, options to purchase 5,000,000 shares of common stock were granted to the Chief Executive Officer (3,000,000 options to vest immediately and the balance to be vested in three equal six-month installments over the succeeding eighteen months). All options were issued at the market price on the grant date and expire five-years from the date of grant.

Note 5 - New Accounting Pronouncements
--------------------------------------

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording specifically identifiable intangible assets separate from goodwill. Previously recorded goodwill and intangible assets will be evaluated using these new criteria and may result in certain intangible assets being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives exceed fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company effective January 1, 2002. We have not determined the potential effect of the adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

Note 6 - Pending Merger Transaction and Subsequent Events
---------------------------------------------------------

The Company has entered into an Agreement and Plan of Reorganization ("Agreement") with Chemical & Equipment Specialties, Inc. ("CESI"), dated August 15, 2001, pursuant to which shares of the common stock of the Company will be issued to the shareholders of CESI in connection with the merger of CESI with a newly formed subsidiary of the Company (the "Merger").

CESI, headquartered in Duncan, Okla., is a proprietary chemical development and blending, equipment manufacturing, and engineering, design and construction company marketing products and services to the oil field service industry worldwide. The chemical company develops and blends state-of-the-art chemicals for cementing and stimulation; the equipment company manufactures specialized equipment, such as nitrogen pumpers, fracturing pumpers and blenders, and cement mixing units for pumping treatments into wells. The engineering company designs and constructs bulk material handling and loading facilities for the major oil service companies. For the year ended December 31, 2000, CESI had consolidated pro-forma revenues of approximately $10 million.

The Agreement requires that, prior to the closing of the Merger, (i) at least 1,903 shares of the Preferred Stock of the Company be converted into shares of the Common Stock of the Company at a conversion price of $.027 (rather than $.03, the price provided for in the terms of the preferred stock), and (ii) at least 63,419,738 of the outstanding warrants to acquire common stock of the Company be either (a) exercised, or (b) replaced with new warrants ("New Warrants"). The New Warrants will provide for (1) an exercise price of $.12 per share (rather than the current $.03), (2) a revised expiration date five years from the date of replacement, and (3) an option on the part of the Company to accelerate the expiration date of the New Warrants in the event that the trading price of the common stock of the Company exceeds 150% of the warrant exercise price for a specified period to time. In addition, the Agreement requires that at least 59,896,419 of the outstanding warrants must be exercised for cash.

As of October 4, 2001, (i) warrants to purchase 62,174,555 shares of the common stock of the Company, on a cumulative basis since May 31, 2001, have been exercised for cash, which resulted in total cash proceeds to the Company of $1,865,236, (ii) warrants to purchase at least 63,419,738 shares of common stock of the Company have either been exercised for cash or replaced with New Warrants, and (iii) all of the outstanding shares of Preferred Stock of the Company are subject to agreements pursuant to which such shares will be converted into shares of the common stock of the Company at an exercise price of US $.027 per share, effective with, and contingent upon, the closing of the Merger. Thus, the conditions in the Agreement concerning the exercise or replacement of the warrants of the Company and the conversion of the Preferred Stock have been satisfied.

Pursuant to the Agreement, the number of shares of common stock issuable to the CESI shareholders in the Merger will result in the CESI shareholders as a group owning a minimum of 61.5% of the fully-diluted shares of the combined company (excluding stock options). The final number of shares issuable to the CESI shareholders is subject to certain adjustments at closing which could result in the CESI shareholders owning as much as 61.8% of the combined company. The shareholders of Flotek Industries Inc. as a group immediately prior to the Merger, after taking into account the shares issued from the exercise of warrants and the conversion of Preferred Stock discussed above, will own between 38.2% and 38.5% of the combined company upon closing of the Merger.

The closing of the Merger is subject to certain other material conditions set forth in the Agreement. The Company currently expects that these conditions will be satisfied and the Merger will close on or about October 31, 2001.

For accounting purposes, the Merger will be treated under the purchase method of accounting as an acquisition of Flotek Industries Inc. by CESI, since the CESI shareholders will receive a majority of the shares of the combined company. This will result in the combined company reporting the historical results of CESI and incorporating the results of Flotek Industries Inc. only for periods subsequent to closing of the Merger. Upon consummation of the Merger, the combined company intends to adopt the fiscal year of CESI, which is based on a calendar year ending December 31.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecast," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors identified herein. In addition to the general risk factors listed above, the Company also faces certain business risks specific to its product mix, size and position in the industry. The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected:

o The Company's ability to successfully compete against companies with substantially greater financial and operational resources.

o The Company's ability to control its level of operating expenses and sustain its recent return to profitability, while also achieving its growth targets.

o The Company's ability to adapt to periodic adverse industry conditions and reduced activity levels and conserve its financial resources in those circumstances.

o The Company's ability to accurately forecast customer demand and insure adequate inventory levels to fill customer orders without maintaining excess inventory levels.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto.

Business
--------

Flotek Industries Inc. (hereafter the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. Effective September 7, 1995, the Company transferred its corporate status by continuing under the laws of the Province of Alberta. Flotek is headquartered in Houston, Texas and its common shares are listed and traded in the United States on the OTC Bulletin Board market under the symbol FOTDF.

The Company's product lines are divided into two separate segments in the industry: drilling products and production equipment. The production equipment division develops, manufactures and markets the Petrovalve + Plus Pump Valve series which includes the Petrovalve Gas Breaker, the Standing Valve for use with electric downhole pumps and the Petrovalve Injector Valve, for use in oil wells with downhole sucker-rod pumps. The drilling products division manufactures and distributes casing centralizers, which are vaned cementing sleeves and integral joint stand off tools that improve mud and cementation displacement in drilled oil wells.

The Company operates primarily in the U.S. Gulf Coast region, Canada, and Latin America and has recently expanded its marketing efforts in Southeast Asia and the Middle East.

Production Equipment
--------------------

The Company's competition in the production equipment market is comprised of rod pump manufactures and pump maintenance and service shops using the industry standard API ball and seat product as well as other proprietary valve products. Competitors range from Weatherford, Smith International and Harbison Fisher to small individually owned pump shops scattered throughout the various oil producing regions. Competition is high and expected to remain that way into the future.

The Company presently uses a variety of material, machining and coating vendors to manufacture product components to our specifications. Petrovalve assembles and tests the valve components in its Houston, Texas and Edmonton, Canada facility. There is substantial competition among these vendors, which has resulted in low prices and prompt deliveries. There are many vendor choices available to Petrovalve and vendor competition is expected to remain high insuring adequate supplies and good prices into the foreseeable future.

The Company has focused on the development of its proprietary and patented technologies: the Petrovalve +Plus Pump Valve and the Petrovalve Gas Breaker Valve. Both patented products are valves used in down-hole sucker-rod pumps. The Petrovalve Gas Breaker Valve provides a solution to gas lock problems. Both Valves offer producers operating advantages by performing more efficiently and lasting longer than the traditional ball and seat valves. We have now expanded the use of the valve as a standing valve for other types of artificial lift applications in the oil industry, such as the Hydraulic Pump, Electro Submersible Pump (ESP) Gas Lift and Plunger Lift.

Drilling Products
-----------------

Flotek's drilling products division manufactures, distributes and services several products that enhance oil and gas well cementing programs and the safety and effectiveness of the drilling process. Its primary products include the Cementing Turbulator, which the Company began distributing in March of 1994, when it acquired Turbeco Inc. The Turbulator is a steel sleeve, which is placed over pipe before the process of cementing pipe or casing in the well bore. This pipe or casing is commonly cemented in the open hole section of a recently drilled oil well. The main purpose of this tool is to assure the pipe is properly centered in the well bore and to improve displacement to obtain the best cement bond. The Company was one of the first companies to distribute spiral vaned cementing turbulators. The Turbulator has gained widespread acceptance through its ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications. New products that have been successfully introduced are the Integral Pup Centralizer, the Eccentric Turbulator (jointly patented with Marathon Oil), and the Turbolock Centralizer. Recently we completed design and testing of the proprietary Pressure-Actuated Casing ("T-PAC") centralizer. This pressure-actuated tool is designed to accommodate "slim-hole" deviated well completion programs. The T-PAC centralizer is an integral part of the casing and does not activate until it is its final position in the drilled well, thus reducing drag during insertion of the casing in the well bore. It can also be used in smaller hole diameters which would prevent the use of traditional fixed centralizers. Once in place, the vanes are pressure-activated to expand and centralize the casing to maximize the integrity of the cementing process. Patent applications are pending and marketing efforts are currently in progress.

The Company's Drilling Products customers are made up of North American oil producers, including major oil companies that are involved in exploration and the drilling and cementing of oil wells. The Company's active customer base is well distributed between major oil companies and smaller independent operators. The Company's marketing area is focused in the Gulf of Mexico region. The Company's primary competitors with respect to its drilling products include both large diversified oilfield service companies as well as smaller independent competitors.

Product Demand
--------------

The demand for our Drilling Products and associated services is related to the level, type, depth and complexity of oil and gas drilling. The most widely accepted measure of activity is the Baker Hughes Rig Count, and in the case of our drilling products and services, the most relevant indicator is the rig count in North America. During the fourth quarter of 1997, the North American rig count averaged 1,448 active rigs, at that time its highest level since 1990. However a decline began shortly thereafter which continued through the second quarter of 1999, when it fell by 57% to 628, the lowest level recorded in the previous 50 years. Since that time, the rig count in our principal market began to increase and has continued to increase into 2001. During our fiscal second quarter ended August 31, 2001, the North American rig count averaged 1,582 active rigs, however, the rig count slipped approximately 5% in September and the Company noticed a softening in demand for its products in September 2001.

Technical advances such as 3-D seismic data and computer-enhanced interpretation of that data and other technological advances have reduced the risk of drilling deeper wells, which has resulted in an increase in deep-water offshore exploration. Deeper and higher-pressure wells, particularly in environmentally sensitive areas, demand the highest level of cement bond integrity. Our Turbulator product line is designed to meet that demand. The demand for cement bond integrity in highly-deviated and slim-hole well bores should serve to stimulate interest in new designs such as the T-PAC centralizer.

Our Production Equipment division is less affected by fluctuations in the rig count, as these products are used in producing oil wells. However, spending levels in the industry typically fluctuate with the price of oil and gas, so this product line can also be adversely affected by lower price levels for oil and gas.

Patents
-------

The Company has followed a policy of seeking patent protection both within and outside the United States for products and methods that appear to have commercial significance and qualify for patent protection. The Company believes that its patents and trademarks, together with its trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect its intellectual property and provide for the continued operation of its business. However, there can be no assurance that the Company's competitors will not attempt to circumvent these patent protections or develop new technologies which compete with the Company's products.

International Operations
------------------------

The Company's operations are subject to the risks inherent in doing business in multiple countries with various legal and political policies. These risks include war, boycotts, political changes, and fluctuations in currency exchange rates. Although it is impossible to predict the probability of such occurrences or their effect on the Company, management believes that these risks are outweighed by the commercial opportunities of developing sales markets outside the United States. Even though the majority of the Company's operations are currently located in the United States, there can be no assurance that the occurrence of any of these risks to our international operations would not have a material adverse effect on its operations.

Operating Risks and Insurance
-----------------------------

The Company's products are used for the exploration and production of oil and natural gas. Such operations are subject to hazards inherent in the oil and gas industry, such as fires, explosions, blowouts and oil spills, which can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an occurrence at a location where the Company's products or services are used or provided could in the future result in the Company being named as a defendant in lawsuits asserting potentially significant claims. The Company maintains insurance coverage that it believes to be reasonable and customary in the industry against these hazards. To date, the Company does not have any significant legal actions pending or to its knowledge, threatened against it, nor have there been any significant losses of this nature in the past. However, there can be no assurance that such a claim might not be asserted against the Company in the future and in that event, the consequences of such a claim could be material to the operating results or financial position of the Company.

RESULTS OF OPERATIONS

                           Three months ended     Six months ended
                              August 31,              August 31,
                           2001        2000        2001        2000
                        ----------  ----------  ----------  ----------
Drilling products       $  423,674  $  628,912  $  958,587  $1,045,988
Production equipment       739,280     197,742   1,098,312     437,100
                        ----------  ----------  ----------  ----------
                        $1,162,954  $  826,654  $2,056,899  $1,483,088
                        ==========  ==========  ==========  ==========

Consolidated revenues were up 41% and 39% for the three-month and six-month periods ended August 31, 2001 as compared to the same periods in 2000. Revenues from the production equipment segment increased by 273% and 151% for the three and six-month periods ended August 31, 2001 as compared to the same periods in 2000, reflecting increased acceptance of our production valve products and the effects of increasing international sales.

Costs and Expenses
------------------

Consolidated gross margins increased from 53% for the six months ending August 31, 2000 to 58% in 2001, and also increased from 52% for the three months ending August 31, 2000 to 60% for 2001, reflecting the greater proportion of revenues in the production equipment segment, which has a higher gross margin percentage than the drilling products segment.

Selling expenses, which consist primarily of the salaries, wages, benefits and associated direct costs of the Company's salesmen, were reduced from 21% and 24% of sales for the three-month and six-month periods ending August 31, 2000 to 17% and 20% for the comparable periods in 2001. This decrease was primarily attributable to more effective utilization of the workforce and increased sales. The company also increased in-house sales which have a lower selling cost.

General and administrative expense increased by approximately $147,000 and $166,000 for the three and six-month periods ended August 31, 2001 as compared to the same periods in 2000 reflecting approximately $75,000 of legal and professional fees incurred in the second fiscal quarter of 2001 relating to a proposed acquisition and additional personnel costs beginning May 1, 2001.

Research and development cost increased by $18,406 and $34,990 for the three and six-months periods ending August 31, 2001 compared to the same periods in fiscal 2000, reflecting the continued development efforts of our T-PAC
Pressure-Activated Casing Centralizer. This product has met our design and test requirements and is now being actively marketed to the industry.

Interest expense for the six months ending August 31, 2001 was approximately $30,000 less than comparable period in 2000, as a result of the exchange of $2.2 million of indebtedness into convertible preferred stock effective May 1, 2000.

Included in other income for the six months ending August 31, 2000 were amounts totaling approximately $49,000 representing negotiated reductions in accounts payable and accrued liabilities in exchange for cash payments.

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2001 classifications. These reclassifications had no impact on net loss or shareholders' equity.

Capital Resources and Liquidity
-------------------------------

The Company has financed its operations to date from stock offerings, borrowings and internally generated funds. The principal use of its cash has been to fund the working capital needs of the Company.

Substantially all of the Company's customers are engaged in the energy industry. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, as our customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations.

The Company's cash and cash equivalents increased to $57,292 at August 31, 2001 from $51,442 at February 28, 2001. Overall cash flows used in operating activities decreased from $522,160 for the six months ending August 31, 2000 to $212,422 for the six months ending August 31, 2001. Accounts receivable increased from $563,010 at February 28, 2001 to $1,030,281 at August 31, 2001, reflecting the higher level of sales in 2001.

The Company expects to fund liquidity needs from a combination of available cash balances, internally generated funds and future financing activities.

Repayments of debt during the six months ending August 31, 2001 were $286,153. At August 31, 2001 the Company had working capital of $1,132,592 and cash and cash equivalents of $57,292 compared to working capital of $606,885 and cash and cash equivalents of $51,442 at February 28, 2001. The overall increase in working capital is primarily attributable to the proceeds from the exercise of warrants to acquire common stock and improved operating results.

Prior to 2001, the Company incurred substantial operating losses and had used substantial amounts of working capital in its operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success and profitability of its future operations. Management believes that actions taken over the last two years to address the Company's operating and financial requirements provide reasonable assurance that the Company will continue as a going concern. Management has taken the following steps to improve its operating performance and reduce its financial requirements, which it believes are sufficient to provide the Company with adequate working capital.

During the fiscal quarter ended May 31, 2000, in exchange for the cancellation of principal indebtedness of $2,200,000 in secured promissory notes plus accrued interest of $165,770, the Company issued (i) 2,365.77 shares of Series A Convertible Preferred Stock (no par) and (ii) warrants to purchase an aggregate of 78,859,012 shares of the Common Stock of the Company at $.03 per share. This transaction resulted in the exchange and cancellation of certain warrants and conversion rights previously issued by the Company. The preferred stock accrues cumulative dividends at 10% per annum compounding quarterly. No cash dividend payments have been declared.

Flotek has an arrangement with a bank to factor domestic accounts receivable. The advancement of funds requires an assignment of first security interests in factored receivables. Advances of $109,409 were outstanding at August 31, 2001.

Management continues to add complementary product lines to expand and diversify the Company's product mix. Such new product lines can be sold through the Company's existing sales structure. Management also continues to actively seek potential acquisition or merger candidates to either decrease the costs of manufacturing products, such as the Trinity Tool Acquisition, or add new products and customers to diversify the Company's market.

As more fully discussed in Note 6 to the Consolidated Financial Statements, the Company has entered into an agreement dated August 15, 2001 to merge with Chemical & Equipment Specialties, Inc. in exchange for the issuance of common stock totaling between 61.5% and 61.8% of the fully diluted shares of the combined company, excluding stock options. The transaction is contingent on the performance of several material conditions, the most significant of which have been satisfied as of October 4, 2001. As of that date, the Company had received, on a cumulative basis since May 31, 2001, total cash proceeds of $1,865,236 from the exercise of warrants to purchase common stock. These cash proceeds greatly improve the capital resources of the Company. The closing of the transaction remains subject to certain other material conditions set forth in the agreement. The Company currently expects that these conditions will be satisfied and the merger will close on or about October 31, 2001.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

None.

(b) Reports on Form 8-K

During the fiscal quarter ended August 31, 2001, the Company filed no reports on Form 8-K.


SIGNATURE
---------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FLOTEK INDUSTRIES INC.
                                    (Registrant)


Date: October 15, 2001               /s/ Jerry D. Dumas, Sr.
                                     ----------------------------
                                     Jerry D. Dumas, Sr.
                                     President, Chairman and Chief
                                     Executive Officer