Form 10KSB
period 2001-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2002-04-15
CIK 928054

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       For Annual and Transition Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 1-13270

                             FLOTEK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                  77-0709256
(State or other jurisdiction        (I.R.S. Employer Identification Number)
    of incorporation)

           7030 Empire Central Drive                     77040
    (Address of principal executive office)            (Zip Code)

      Registrant's telephone number, including area code: (713) 849-9911

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     (none)
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the Company's 2001 fiscal year were $12,561,499.

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $8,593,000 on April 12, 2002 based upon the closing sale price of common stock on such date of $1.75 per share on the OTC Bulletin Board. As of April 12, 2002, the Registrant had 4,910,812 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2002 annual meeting of shareholders, to be filed within 120 days of year end, have been incorporated by reference into Part III of this Form 10-KSB.

         Transitional small business disclosure format: Yes ( ) No ( X )
================================================================================

                                TABLE OF CONTENTS

PART I

Item 1.      Description of Business...........................................3

Item 2.      Description of Properties.........................................7

Item 3.      Legal Proceedings.................................................7

Item 4.      Submission of Matters to a Vote of Security Holders...............7

PART II

Item 5.      Market for Registrant's Common Equity and
             Related Stockholder Matters  .....................................8

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................9

Item 7.      Financial Statements.............................................16

Item 8.      Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure...............33
PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16 (a) of the Exchange Act ..............33

Item 10.     Executive Compensation...........................................33

Item 11.     Security Ownership of Certain Beneficial Owners and Management...33

Item 12.     Certain Relationships and Related Transactions...................33

Item 13.     Exhibits and Reports On Form 8-K.................................33

SIGNATURES....................................................................35

                                     PART I


Item 1. Description of Business

Business

Flotek Industries, Inc. and subsidiaries (the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, the shareholders of the Company approved a change in its corporate domicile to Delaware and a reverse stock split of 120 to
1. On October 31, 2001, the Company completed a reverse merger ("the Merger") with Chemical & Equipment Specialties, Inc. ("CESI"). CESI is treated as the acquirer for accounting purposes. In connection with the Merger, the Company adopted a calendar year end, which had been the prior reporting basis of CESI. The business of Flotek prior to the Merger consisted of the Downhole Equipment segment, as described below. CESI's business was comprised of the Specialty Chemical and Equipment Manufacturing segments. Flotek is headquartered in Houston, Texas and its common shares are traded on the OTC Bulletin Board market. Effective November 5, 2001, in connection with the Merger, the Company began trading with a new stock ticker symbol, "FLTK", to reflect its change in status from a foreign-domiciled corporation to a Delaware corporation.

The Company's product lines are divided into three segments within the oilfield service industry:

       o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used in oil and gas well cementing, stimulation and production.

       o The Equipment Manufacturing segment designs and manufactures specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport. This segment also designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

       o The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

Specialty Chemicals

Stimulation of oil and gas wells is comprised of hydraulic fracturing of sandstone reservoirs and acidizing of carbonate reservoirs. In the Specialty Chemicals segment, the Company has a full spectrum of cementing, acidizing and fracturing chemicals and fracturing additives and also markets certain specialty production chemicals. The Company has a fully-equipped laboratory facility in Oklahoma which is used to design and test new chemical formulations and enhance existing products, often in partnership with our customers. The laboratory also provides quality assurance to our manufacturing operations and expert technical support to our customers on existing product lines. The customer base for this division is primarily oil and gas well pumping service companies, including both major and independent oilfield service companies. The segment manufactures and packages its products in Oklahoma and has sales and warehousing locations in Oklahoma and Texas. The Company also works through sales representatives and agents in Canada, Mexico, South America, the Middle East and Far East. Business in this segment is highly competitive. The Company attempts to distinguish itself through the strength of its innovative and proprietary products, dedication to product quality and superior customer service.

Equipment Manufacturing

In the Equipment Manufacturing segment, the Company designs, manufactures and rebuilds cement mixing units, hydraulic fracturing blenders, acid pump vehicles and state of the art control units. It also manufactures and rebuilds nitrogen equipment units that are used for foam fracturing, coiled tubing cleanup operations and industrial cleaning. The Company relies on suppliers for the development and/or delivery of several major components such as diesel engines, heat exchange units, pumps and compression equipment. These units typically require several months to complete and deliver. Manufacturing operations are based in Duncan, Oklahoma.

The Company also designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies, either as the general contractor on these projects or as consulting engineers. Our client's bulk facilities handle such oilfield products as sand and other proppant materials for well fracturing operations, dry cement and additives for oil and gas well cementing, and other supplies and materials used in oilfield operations.

The customer base for this segment consists of major and large independent oilfield service companies which specialize in cementing, pressure pumping and fracturing and our products are sold both in both domestic and international markets.

Downhole Equipment

The Company's Downhole Equipment segment manufactures and sells two primary product lines, the Petrovalve line of downhole pump valves and the Turbeco line of vaned centralizers used in cementing operations. Both product lines use patented and/or proprietary product designs to achieve greater efficiency and effectiveness than competing products.

The Petrovalve line of downhole pump valves was originally designed in the mid-1980's and has undergone significant improvements in recent years. The Petrovalve product line provides longer and more reliable downhole pump performance than the traditional ball and seat valves which are the predominant product in the industry. Additionally, our valves have been demonstrated to provide more efficient flow characteristics and can increase our customer's production volumes in many circumstances. The new "Gas Breaker" technology allows us to provide a solution to gas lock problems often encountered on wells with lower flow rates or high gas ratios. The Company outsources manufacturing of most of the machined valve components, but assembles and performs final quality assurance on all valves in Houston.

The Turbeco line of fixed vane centralizers are used in oil and gas well cementing programs to increase the effectiveness of such operations. Our primary products include the Cementing Turbulator, which Flotek acquired and began distributing in 1994. The main purpose of this tool is to assure the pipe is properly centered in the well bore and to improve displacement of cement to obtain an effective bond with the formation. The Company was one of the first companies to distribute spiral-vaned cementing turbulators. The Turbulator has gained widespread acceptance through its ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications.

New products that have been introduced in this segment are the Integral Pump Centralizer, the Eccentric Turbulator (jointly patented with Marathon Oil), and the Turbolock Centralizer. Recently, the Company completed design and testing of its proprietary Pressure-Actuated Casing ("C-PAC") Centralizer. This
pressure-actuated tool is designed to accommodate "slim-hole" deviated well completion programs. The C-PAC Centralizer is an integral part of the casing and does not activate until it is in its final position in the well, thus reducing drag during insertion of the casing in the well bore. It can also be used in smaller well bore diameters which would prevent the use of traditional fixed centralizers. Once in place, the vanes are pressure-activated to expand and centralize the casing to maximize the integrity of the cementing process. Patent applications are pending and marketing efforts are in progress.

The Company's competition in the Petrovalve product line is comprised of rod pump manufacturers and pump maintenance and service shops using the industry standard API ball and seat product, as well as other proprietary valve products. In the cementing centralizer market, the Company competes with both large, diversified oilfield service companies and smaller independent competitors. Competition is high and is expected to continue for the foreseeable future.

The Company's customers in the Downhole Equipment segment are primarily oil and gas exploration and production companies, including major oil companies, which are involved in the drilling and cementing of oil wells and own producing oil and gas wells. The Company's active customer base is distributed among major oil companies and smaller independent operators. The Company's marketing area is focused in the Gulf of Mexico region, although the Company has a significant customer base in Venezuela for its Petrovalve products and is continuing to expand its market both internationally and domestically.

Product Demand and Marketing

The demand for the Company's products and services is generally correlated to the level of oil and gas drilling activity, both in the United States and internationally. Drilling activity, in turn, is generally dependent on the price levels of oil and gas. Certain of the Company's products, particularly the Petrovalve line of downhole pump valves and certain of its specialty chemicals, are more closely related to the production of oil and gas and demand for these products is less dependent on drilling activity.

We market our products primarily through direct sales to our customers by company managers and sales employees. We generally have established customer relationships which provide for repeat sales. As a result of the significant consolidation which has occurred in the industry over the past 15 years, our sales have tended to be concentrated in larger customer relationships. Two customers accounted for 17.1% and 14.2%, respectively, of our consolidated revenues for the year ended December 31, 2001. Both of these customers were in the Specialty Chemicals segment of our business and they collectively accounted for 53.7% of the revenues in this segment.

Government Regulation, Operating Risks and Insurance

We are subject to federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries in which we do business. The Company has endeavored to fully comply with these requirements and is not aware of any material instances of noncompliance. However, these requirements are complex and assuring compliance is often difficult. The enforcement of these laws and regulations may become more stringent in the future and could have a material impact on our costs of operations. Non-compliance could also subject us to material liabilities, such as government fines, third-party lawsuits or even the suspension of operations.

Many of the products within our specialty chemicals segment are considered hazardous or flammable. The majority of such products are reasonably stable and generally require only ordinary care in handling and transportation. However, we do have risks in handling the materials in this segment and if a leak or spill occurs in connection with our operations, we could incur material costs to remediate any resulting contamination.

In addition, our Company's products are used for the exploration and production of oil and natural gas. Such operations are subject to hazards inherent in the oil and gas industry, such as fires, explosions, blowouts and oil spills, which can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an occurrence at a location where the Company's products or services are used or provided could in the future result in the Company being named as a defendant in lawsuits asserting potentially significant claims. The Company maintains insurance coverage that it believes to be reasonable and customary in the industry against these hazards.

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

Research and Development and Intellectual Property

The Company is actively involved in developing proprietary products to expand its existing product lines and in developing new technologies. The Company has followed a policy of seeking patent protection both within and outside the United States for products and methods that appear to have commercial significance and qualify for patent protection. The decision to seek patent protection considers whether such protection can be obtained on a cost-effective basis and is likely to be effective in protecting the commercial interests of the Company. The Company believes that its patents and trademarks, together with its trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect its intellectual property and provide for the continued operation of its business. However, the Company's competitors may attempt to circumvent these patent protections or develop new technologies which compete with the Company's products.

International Operations

Substantially all of the Company's revenues and operations are currently conducted within the United States. However, the Company has been expanding its international sales efforts and expects international sales to increase in the future. There are no current plans to locate any production operations or maintain any significant amounts of inventory outside the U.S., but these plans are subject to change in the future based on management's assessment of business opportunities.

One of the Company's product lines, Petrovalve downhole pumps, is currently sold into markets in South America, particularly Venezuela. This product line was part of the prior operations of Flotek Industries, Inc. and the South American revenues included in the accompanying financial statements for the period subsequent to the Merger are not material. However, on a pro forma combined basis, South American revenues in this segment amounted to approximately $1,556,000, or 9.7% of pro forma consolidated revenues for the year ended December 31, 2001. As discussed in Note 11 of the Notes to Consolidated Financial Statements, we have recently experienced difficulties in collecting accounts receivable from these sales on a timely basis due to political instability and a work stoppage by the employees of the national oil company of Venezuela. At December 31, 2001, we had approximately $828,000 in accounts receivable from a customer in Venezuela, which is now past due and which has not been collected as of the date this Form 10-KSB was filed.

International sales involve additional business and credit risks inherent in doing business in countries with legal and political policies different from those in the United States. Those risks can include war, boycotts, legal and political changes, and fluctuations in currency exchange rates. Although it is impossible to predict the probability of such occurrences or their effect on the Company, management believes that these risks are outweighed by the commercial opportunities of developing sales markets outside the United States.

Employees

As of December 31, 2001, the Company employed approximately 90 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

Risk Factors

The Company faces various business risks specific to its industry, product lines, financial resources and competitive position, as well as general economic and financial risks. The following risk factors, among others, may cause the Company's operating results and/or financial position to be adversely affected:

            o The Company is dependent on the oil and gas industry, and activity levels in the industry are volatile.

            o Oil and gas prices are volatile and have a direct impact on the spending levels of our customers.

            o The oilfield service industry is highly competitive and we must compete with many companies possessing greater financial resources and better established market positions.

            o The introduction of new products and technologies by competitors may adversely affect the demand for our products and services.

            o The Company's debt service obligations may limit our ability to fund operations and capital spending or provide for future growth.

            o The Company may not be able to successfully manage its growth.

            o Changes in political conditions, governmental regulations, economic and financial market conditions, unexpected litigation and other uncertainties may have an adverse effect on our operations.

Item 2.  Description of Properties

The following table sets forth certain information with respect to the Company's principal properties:


                                Facility Size
         Location                 (Sq. Feet)          Tenure                      Utilization
----------------------------    ---------------   ---------------    ------------------------------------
Houston, Texas................           9,000        Leased         Corporate Office and Warehouse
Duncan, Oklahoma..............          50,000        Leased         Equipment Manufacturing
Duncan, Oklahoma..............           4,000        Owned          Distribution for Specialty Chemicals
Duncan, Oklahoma..............             750        Leased         Administrative Offices
Marlow, Oklahoma..............          15,500        Owned          Manufacturing Specialty Chemicals
Mason, Texas..................          10,000        Owned          Manufacturing Downhole Equipment
Midland, Texas................           3,500        Leased         Distribution for Specialty Chemicals
Lafayette, Louisiana..........           5,000        Leased         Warehouse for Downhole Equipment
Edmonton, Alberta.............             500        Leased         Warehouse for Downhole Equipment

The Company considers its facilities to be in good condition and suitable for the conduct of its business. All of our facilities are subject to mortgages or security agreements as described in the Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

There are presently no pending lawsuits against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Prior to the Merger, the Company held a Special Meeting of Stockholders on October 23, 2001 to consider and vote upon a change in the Company's jurisdiction of incorporation from Alberta, Canada to Delaware. There were 1,446,829 shares eligible to vote at the meeting, adjusted for the reverse stock split. The resolution was approved with 934,627 shares voted in favor and 448 shares voted against or abstaining. The resolution was subsequently submitted to the Court of Queen's Bench of Alberta for final approval of the Court, which was received on October 30, 2001. In connection with this change in jurisdiction, one share of common stock of the new Flotek (Delaware) was issued for each 120 outstanding common shares of the old Flotek (Alberta), accomplishing a reverse stock split of 120 to 1. The Company redeemed fractional shares for cash. The reverse stock split was given effect at the opening of trading on November 5, 2001. Also on that date, the Company began trading with a new stock ticker symbol, "FLTK", to reflect its change in status from a foreign-domiciled corporation to a Delaware corporation.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the OTC Bulletin Board under the symbol "FLTK". The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices reported by the OTC Bulletin Board, as adjusted for the 120 to 1 reverse stock split which was given effect on November 5, 2001.
                                                                High      Low
2001
 Fourth quarter ended December 31, 2001...................... $ 10.00  $  2.00
 Third quarter ended September 30, 2001...................... $ 12.00  $  5.40
 Second quarter ended June 30, 2001.......................... $ 10.80  $  4.20
 First quarter ended March 31, 2001.......................... $  6.00  $  3.60

2000
 Fourth quarter ended December 31, 2000..................... .$  8.40  $  3.60
 Third quarter ended September 30, 2000...................... $ 12.00  $  5.40
 Second quarter ended June 30, 2000.......................... $ 26.40  $ 10.80
 First quarter ended March 31, 2000.......................... $ 31.20  $  6.00


As of April 12, 2002, the closing stock price, as quoted on the OTC Bulletin Board, was $1.75. As of April 12, 2002 there were 4,910,812 common shares outstanding held by approximately 200 holders of record and an estimated 1,000 beneficial holders.

Dividend Policy

The Company has never paid cash dividends on its common stock. The Company intends to retain future earnings, if any, to meet its working capital requirements and to finance the future operations of its business. Therefore, the Company does not plan to declare or pay cash dividends to holders of its common stock in the foreseeable future. In addition, certain of the Company's credit agreements contain provisions that limit the Company's ability to pay cash dividends on its common stock.

Recent Issuance of Unregistered Securities

In connection with the Merger with CESI on October 31, 2001, the Company issued 2,994,480 shares of common stock and assumed employee stock options and contingent share issuance obligations totaling 117,523 shares. Additional disclosure related to the issuance of these shares is included in Note 2 of the Notes to Consolidated Financial Statements.

Prior to the Merger on October 31, 2001, Flotek issued 578,479 shares of common stock, adjusted for the 120 to 1 reverse stock split, in exchange for cash proceeds of $2,082,524, in connection with the exercise of warrants which were outstanding as of February 28, 2001, the date of Flotek's prior Annual Report on Form 10-KSB. Also in connection with the Merger, all of the outstanding preferred shares of Flotek were converted to 747,857 shares of common stock. These share issuances are not reported in the accompanying consolidated financial statements as they occurred prior to the Merger.

The foregoing issuances of common stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sale of securities. The sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the sales were being acquired for investment.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Flotek was established in 1985 and is currently traded on the OTC Bulletin Board market. On October 31, 2001, the Company completed the Merger with CESI. The Merger has been accounted for as a reverse acquisition using the purchase method of accounting. In the Merger, the shareholders of the acquired company, CESI, received the majority of the voting interests in the surviving consolidated company. Accordingly, CESI was deemed to be the acquiring company for financial reporting purposes and the historical financial statements of the Company are the historical financial statements of CESI. All of the assets and liabilities of Flotek were recorded at fair value on October 31, 2001, the date of the Merger, and the operations of Flotek have been reflected in the operations of the combined company only for periods subsequent to the date of the Merger.

CESI was incorporated on June 27, 2000 to acquire businesses in the specialty chemical and equipment manufacturing segments of the oilfield service industry. It had no revenues or operations prior to the acquisitions of Esses, Inc., Plainsman Technology, Inc., Neal's Technology, Inc., and Padko International, Inc. in January 2001. It subsequently acquired Material Translogistics, Inc. in June 2001. These five companies are referred to collectively as the "CESI Acquired Businesses".

The Company's product lines are divided into three segments within the oilfield service industry:

            o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used in oil and gas well cementing, stimulation and production.

            o The Equipment Manufacturing segment designs and manufactures specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport. This segment also designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

            o The Downhole Equipment segment manufactures and markets the
              Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

Our businesses serve the oil and gas industry. All of our businesses are affected by changes in the worldwide demand for and price of oil and natural gas. The majority of our products are dependent on the level of exploration and development activity and the completion phase of oil and gas well drilling. Other products and services, such as our Petrovalve downhole pump products and certain of our specialty chemicals are more closely tied to the production of oil and gas and are less dependent on drilling activity.

The oil and gas industry has been subject to significant volatility in recent years due to changes in the demand, supply and pricing of oil and natural gas. The rig count increased steadily during most of 2000 and the first half of 2001. The U.S. rig count, as measured by Baker Hughes Incorporated, began 2000 at around 800 active rigs and ended the year with a 38% increase to approximately 1,100 active rigs. The rig count continued to increase during 2001 and reached a peak of almost 1,300 in July 2001. During the third quarter of 2001, the demand for oil and natural gas began to weaken in response to slowing growth in worldwide economies. This resulted in a slowdown in North American drilling rig activity, with a steady decline in the rig count during the second half of 2001 until it had reached a level of just under 900 active rigs at December 31, 2001. Subsequent to the end of 2001, the rig count has dropped further, with around 750 active rigs working at the end of March 2002. Natural gas prices have declined from a near record high of almost $10.00 per Mcf in early 2001 to recent lows of below $2.50 per Mcf. Crude oil prices experienced a similar decline in 2001, from $30.00 per barrel at the beginning of the year to below $20.00 at the end. However, prices for both commodities have recovered 20-30% from their lows subsequent to December 31, 2001. Our businesses were affected by this decline in drilling activity in the second half of 2001, with the effects most pronounced in the fourth quarter of 2001. Many industry observers expect drilling activity levels to increase in 2002 based on higher oil and gas prices and an expected rebound in overall economic activity. However, we face a challenging industry environment in the near term and there can be no assurance that these expected improvements will occur.

The following is a discussion of our results of operations on both an historical and an unaudited pro forma combined basis for the last two years. This discussion should be read in conjunction with our consolidated financial statements and notes thereto that are included in Item 7 of this filing. Due to the limited operating history of CESI prior to January 2001, the discussion of comparative results of operations will focus primarily on the unaudited pro forma combined information. The unaudited pro forma combined statements of operations and related pro forma segment information give effect to the acquisition of the CESI Acquired Businesses by CESI and the Merger between Flotek and CESI. The basis of presentation for the unaudited pro forma combined statement of operations for the year ended December 31, 2000, together with the pro forma adjustments thereto and the separate historical financial statements of the CESI Acquired Businesses, are presented in the Company's Form 8-K/A which was filed with the Commission on January 16, 2002 and the information presented herein should be read in conjunction with the information in that filing. The basis of presentation and pro forma adjustments for the statement of operations for the year ended December 31, 2001 and the supporting pro forma segment information for each of the years ended December 31, 2001 and 2000 are included as Exhibits 99.1 and 99.2 to this filing and should be read in conjunction with the information in those exhibits. The unaudited pro forma combined results of operations presented herein do not purport to represent what the Company's results of operations actually would have been had such events occurred at the beginning of the periods presented, as assumed, or to project the Company's results of operations for any future period or the future results of any of the acquired businesses. They are presented to allow for a more informative discussion and comparative analysis of the Company's performance.

The Company is also subject to various Risk Factors as discussed in Item 1 of this filing, and the following discussion should be read in light of those factors, which could have a material effect on our business in the future.

Results of Operations

                                                                                           Pro Forma Combined
                                                       Historical                             (Unaudited)
                                              ---------------------------             ---------------------------
 Years ended December 31,                        2001            2000 (a)                2001            2000
                                              -----------     -----------             -----------     -----------
 Revenues................................     $12,561,499     $         -             $15,982,449     $11,685,020
 Cost of revenues........................       9,078,121               -              10,778,063       6,130,315
                                              -----------     -----------             -----------     -----------
    Gross margin.........................       3,483,378               -               5,204,386       5,554,705
                                              -----------     -----------             -----------     -----------
    Gross margin %.......................           27.7%               -                   32.6%           47.5%

 Selling, general and administrative.....       3,767,873         153,462               5,306,193       3,628,983
 Depreciation and amortization...........         744,305          15,933                 853,061         774,001
 Research and development................          34,938               -                 109,650          21,079
                                              -----------     -----------             -----------     -----------
    Total expenses.......................       4,547,116         169,395               6,268,904       4,424,063
                                              -----------     -----------             -----------     -----------
    Operating income (loss)..............      (1,063,738)       (169,395)             (1,064,518)      1,130,642
                                              -----------     -----------             -----------     -----------
    Operating income (loss) %............          (8.5)%               -                  (6.7)%            9.7%

 Interest expense........................        (415,431)              -                (457,391)       (564,862)
 Interest income.........................          43,819               -                  43,819          50,454
 Other, net..............................          27,415          10,665                  35,050          54,933
                                              -----------     -----------             -----------     -----------
     Other income (expense), net.........        (344,197)         10,665                (378,522)       (459,475)
                                              -----------     -----------             -----------     -----------
     Pre-tax income (loss)...............     $(1,407,935)    $  (158,730)            $(1,443,040)    $   671,167
                                              ===========     ===========             ===========     ===========
     Pre-tax income (loss) %.............         (11.2)%               -                   (9.0)%            5.7%

(a) for the period from June 27, 2000 (date of incorporation) through December 31, 2000


Total revenues on an unaudited pro forma combined basis increased by $4.3 million, or 36.8%, in 2001 compared to 2000. While all three of our segments achieved higher revenues in 2001 compared to the prior year, the majority of the increase in revenues is attributable to the Equipment Manufacturing segment, which increased by $3.1 million. See discussion of the results of this segment below.

On an aggregate basis, the gross margin as a percentage of revenues dropped significantly from 47.5% in 2000 to 32.6% in 2001. While we experienced a slight decline in the gross margin percentages in both the Specialty Chemicals and Downhole Equipment segments, the vast majority of this decline is attributable to the poor results of the Equipment Manufacturing segment discussed below.

Selling, general and administrative ("SG&A") costs represent the costs of selling, operations and overhead expenses not directly attributable to products sold or services rendered. The revenues from services are less than 10% of consolidated revenues and the direct costs of providing these services are included in cost of revenues. SG&A amounted to 33.2% of unaudited pro forma combined revenues in 2001, an increase of 2.1% of revenues from the level of 31.1% in 2000. The costs of administration increased as a result of the Merger and the increased size and complexity of the Company, and our selling and operations costs increased based on higher activity levels. However, our revenues also increased significantly, so the increase in SG&A as a percentage of revenues was reduced.

Interest expense on an unaudited pro forma combined basis decreased $107.5 thousand from 2000 to 2001. While the average amount outstanding under the Company's credit agreements was higher in 2001 as a result of the financing of capital expenditures and increased working capital needs during the year, interest rates were significantly lower in 2001 and the decline in rates more than offset the additional interest expense associated with higher debt levels. The majority of the Company's indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Unaudited Pro Forma Combined Results by Segment:

Specialty Chemicals

The following table presents the operating results of our Specialty Chemicals segment on an unaudited pro forma combined basis for 2001 and 2000:

                                       Years ended
                                       December 31,
                             --------------------------------
                                  2001               2000
                             --------------    --------------

Revenues.....................    $7,329,596        $6,607,998
Gross margin.................    $3,032,815        $2,828,606
Gross margin %...............          41.4%             42.8%
Operating income.............    $1,113,588        $1,165,268
Operating margin.............          15.2%             17.6%

Specialty Chemical revenues increased $721.6 thousand, or 10.9%, in the current year from 2000 levels. Sales in this segment are heavily dependent on drilling activity and the increase in revenue is primarily attributable to higher drilling activity, on average, in 2001 versus 2000. Average product pricing levels in this segment did not change materially from 2000 to 2001.

The gross margin percentage in this segment declined slightly from 42.8% in 2000 to 41.4% in 2001. In certain cases, in order to achieve increased sales levels, we sold our products at a slightly lower gross margin. Despite the slight decline in our gross margin percentage, we realized an overall increase of $204.2 thousand, or 7.2%, in total gross margin in this segment.

Operating income fell $51.7 thousand, or 4.4%, in the current year from 2000 levels, primarily as a result of increased selling, general, and administrative expenses associated with integrating the companies in this segment after their acquisition by CESI. In addition, there was a small increase in depreciation expense from capital expenditures to expand one of the facilities in this segment. The above issues, together with the slight decrease in the gross margin percentage, combined to result in a decrease in overall operating margin percentage in this segment from 17.6% in 2000 to 15.2% in 2001.

Equipment Manufacturing

The following table presents the operating results of our Equipment Manufacturing segment on an unaudited pro forma combined basis for 2001 and 2000:

                                          Years ended
                                         December 31,
                             --------------------------------
                                   2001                 2000
                             --------------    --------------
Revenues.....................  $  5,233,039        $2,095,614
Gross margin.................      $412,983        $1,138,975
Gross margin %...............           7.9%             54.4%
Operating income.............  $(1,177,139)        $ $311,142
Operating margin.............        (22.5)%             14.8%

Equipment Manufacturing revenues increased $3.1 million, or 150%, in 2001 over 2000 levels. This increase primarily resulted from the significant expansion of capacity in 2001 which was undertaken by the management of CESI in response to perceived market opportunities. In the second quarter of 2001, the Company more than doubled the number of bays in its Duncan, Oklahoma manufacturing facility, from 5 to 11. Unfortunately, the management of this segment was not able to effectively manage the increase in business and the expansion, combined with operational problems and delays in getting major components from suppliers, resulted in significant cost overruns and operating losses.

The gross margin dropped dramatically from 2000 to 2001 and, when combined with overhead costs and indirect costs of manufacturing in this segment, resulted in a significant loss for the year of approximately $1.2 million.

Subsequent to the Merger, the Company replaced the management of this segment and focused significant efforts and financial resources on improving the performance of this segment, including the implementation of improved operating procedures, better accounting controls and proper documentation of work processes. The Company also initiated cost reduction measures in response to lower revenue levels and reduced sales expectations. While significant improvements have been made, based on preliminary financial results in early 2002 this segment continued to operate at a loss, although the magnitude of that loss has been reduced.

The outlook for the equipment manufacturing operations in this segment is uncertain. Orders for new equipment to be manufactured slowed significantly in the second half of the year. Management is continuing to solicit new orders and in the event it does not secure sufficient new orders, the Company is prepared to take appropriate action to limit its financial exposure from further losses in this segment.

The outlook for other operations within this segment, consisting of the design, construction and management of bulk material handling and loading facilities, is much more positive. These operations accounted for approximately $1.0 million in pro forma revenues, or slightly less than 20% of unaudited pro forma combined revenues in this segment and generated a positive operating margin of approximately $58 thousand during 2001. Based on the current work in progress and outstanding bids in response to requests for quotations, management believes that the revenues and operating margin attributable to these operations will increase significantly over 2001. However, there can be no assurance that the Equipment Manufacturing segment as a whole will be profitable. As more fully discussed in Note 1 of the Notes to Consolidated Financial Statements, there is approximately $1.3 million of net goodwill attributable to this segment, all or some portion of which may be subject to an impairment charge based on new accounting requirements which take effect during 2002.

Downhole Equipment

The following table presents the operating results of our Downhole Equipment segment on an unaudited pro forma combined basis for 2001 and 2000:

                                       Years ended
                                       December 31,
                             --------------------------------
                                   2001               2000
                             --------------    --------------
Revenues.....................    $3,419,814        $2,981,408
Gross margin.................    $1,758,588        $1,587,124
Gross margin %...............         51.4%             53.2%
Operating income.............      $367,537          $430,347
Operating margin.............         10.7%             14.4%

Downhole Equipment revenues increased $438.4 thousand, or 14.7%, in 2001 compared to 2000 levels. This incremental revenue is primarily due to increased sales volumes, which resulted from improved sales efforts and increased market penetration of our Petrovalve product line in South American sales markets, primarily Venezuela. Net product pricing in 2001 did not change materially from the levels in 2000.

The gross margin percentage in this segment decreased slightly from 53.2% in 2000 to 51.4% in 2001. In connection with the Merger, the Company recorded $87.4 thousand in inventory reserves to reflect additional impaired, excess or obsolete inventory. With the exception of this charge, our cost of manufacturing the products sold in this segment did not increase significantly. The total gross margin increased by $171.5 thousand, or 10.8% from the prior year.

Operating income in 2001 fell $62.8 thousand, or 14.6%, from 2000, primarily as a result of increased research and development expenditures incurred to develop new products, including the C-PAC pressure actuated centralizer. The operating margin declined from 14.4% in 2000 to 10.7% in 2001 as a result of the lower gross margin percentage and increased research and development spending in this segment.

Liquidity and Capital Resources

In 2001, the Company sustained a loss from operations of $1.4 million and had negative cash flow from operations of approximately $1.1 million. These losses resulted primarily from the poor operating results in the Equipment Manufacturing segment. As discussed above, management has taken and will continue to take appropriate steps to improve performance and attempt to limit the losses in this segment.

Cash and cash equivalents decreased $1.1 million from 2000 to 2001. Prior to January 2001, CESI had not commenced operations and the cash on hand of $1.3 million at December 31, 2000 was the result of sales of common stock to investors for cash, reduced by certain start-up expenses. This cash was specifically intended for the acquisition of the CESI Acquired Businesses in January 2001. In order to complete the acquisition of the CESI Acquired Businesses, CESI raised an additional $4.1 million of cash through sales of common stock to investors and borrowed $2.7 million from a bank. These funds were used to fund payments totaling $7.2 million to the sellers of the businesses. CESI also assumed or incurred an additional $2.2 million in debt in connection with the acquisitions. Subsequent to the acquisitions, but prior to the Merger, CESI incurred an additional $1.0 million of debt to finance capital expenditures and fund working capital needs.

At the time of the Merger with CESI, Flotek had cash on hand of approximately $1.2 million, which represented the unexpended balance of the proceeds from the exercise of warrants by the shareholders of Flotek prior to the Merger. The majority of this cash was used after the Merger to fund the remaining capital expenditures and working capital needs of the combined company and the Company ended the year with a cash balance of approximately $240,000.

Capital expenditures paid in cash were $1.4 million. In addition, the Company incurred additional capital expenditures of $0.9 million which had not been paid in cash as of December 31, 2001. Of the total $2.3 million in capital expenditures incurred, we used $0.6 million to expand facilities and add equipment in the Specialty Chemicals segment, $1.6 million to significantly expand facilities and manufacturing capacity in the Equipment Manufacturing segment, and $0.1 million for vehicles and other equipment in the Downhole Equipment segment.

As of December 31, 2001, net working capital was approximately $284,000, resulting in a current ratio of 1.05 to 1. The accounts payable balance at December 31, 2001 of $2.23 million included a substantial amount of past due vendor invoices, most of which related to the Equipment Manufacturing segment. Subsequent to the end of the year (as discussed in Note 12 of the Notes to Consolidated Financial Statements), the Company secured an additional $1.6 million of short-term borrowing capacity from its primary lending bank, subject to a borrowing base limitation of 50% of eligible accounts receivable and inventory balances. The funding from this expanded line of credit has generally allowed the Company to bring its vendor accounts to current status.

As disclosed in Note 11 of the Notes to Consolidated Financial Statements, at December 31, 2001, the Company had approximately $828,000 of accounts receivable from a customer in Venezuela which had not been paid within the customary payment terms as a result of political instability and a work stoppage by the employees of the national oil company. This amount had not been collected as of the date this Form 10-KSB was filed. This amount is currently not included in eligible accounts receivable for purposes of calculating the borrowing base under our lines of credit. The Company has an established long-term relationship with this customer and believes that it will ultimately collect the balance due, but it cannot predict the timing of such payment. The Company has not provided a reserve for doubtful accounts associated with this balance.

Also subsequent to December 31, 2001 (see Note 12 of the Notes to Consolidated Financial Statements), the Company entered into a sale and leaseback transaction regarding its commitment to complete the purchase of its Equipment Manufacturing facility in Duncan, Oklahoma. This transaction resulted in net cash proceeds to the Company of approximately $761,000 and the Company entered into an agreement to lease back the facility over ten years. This transaction will be recorded as a capital lease.

The Company has estimated minimum debt service obligations in 2002 of $1.8 million. This amount includes the estimated minimum principal and interest payments on the new credit agreements and capital lease obligations incurred subsequent to December 31, 2001. With the exception of the construction of the bulk material transload facility in Raceland, Louisiana disclosed in Note 12 of the Notes to Consolidated Financial Statements, which is expected to be substantially financed by a new credit agreement in the amount of $854,350, the Company does not expect to have any major requirements for capital expenditures in 2002.

The Company believes its operations are capable of generating sufficient cash flow to meet its debt service obligations and working capital needs during the year ended December 31, 2002. However, we face a challenging near-term industry environment and there are many factors involved in executing our business strategy which are beyond our control. Accordingly, investors are advised that the Company faces significant financial risks in the next year as we attempt to meet these challenges.

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "plan", "intend", "project", "forecast", "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors identified herein.

Item 7.  Financial Statements



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants.........................................................................17

Consolidated Balance Sheets as of December 31, 2001 and 2000.....................................................18

Consolidated Statements of Operations for the Year Ended December 31, 2001 and for the Period from June 27,
     2000 (Date of Incorporation) through December 31, 2000......................................................19

Consolidated Statements of Changes in Stockholders' Equity for the Year Ended
     December 31, 2001 and for the Period from June 27, 2000 (Date of Incorporation) through December 31, 2000...20

Consolidated Statements of Cash Flows for the Year Ended December 31, 2001 and for the Period from June 27,
     2000 (Date of Incorporation) through December 31, 2000......................................................21

Notes to Consolidated Financial Statements.......................................................................23


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Flotek Industries, Inc.
Houston, Texas


We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and the period from June 27, 2000 (date of incorporation) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001 and the period from June 27, 2000 (date of incorporation) through December 31, 2000, in conformity with generally accepted accounting principles.


WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 18, 2002

                                               FLOTEK INDUSTRIES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                              December 31, 2001 and 2000



                                                                                2001              2000
                                                                             -----------       ----------
                                  ASSETS

Current assets:
    Cash and cash equivalents...........................................     $   240,438       $ 1,293,142
    Accounts receivable, less reserve of $208,333 in 2001...............       2,189,566                 -
    Inventories and work in progress....................................       3,704,153                 -
    Other current assets................................................          24,735                 -
                                                                             -----------       -----------
         Total current assets...........................................       6,158,892        1,293,142
                                                                             -----------       -----------

Property and equipment, net............................................        3,671,939           100,988
Goodwill, net..........................................................       13,111,840                 -
Patents, net...........................................................          191,333                 -
Other assets...........................................................           87,253            95,459
                                                                             -----------       -----------
         Total assets..................................................      $23,221,257       $ 1,489,589
                                                                             ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable...................................................      $ 2,225,219       $    80,469
    Accrued liabilities................................................          722,910            20,069
    Amounts due to related parties.....................................          132,855           164,410
    Notes payable......................................................        1,282,966                 -
    Current portion of long-term debt..................................          876,737                 -
    Capital lease obligations..........................................          633,894                 -
                                                                             -----------       -----------
         Total current liabilities.....................................        5,874,581          264,948
                                                                             -----------       -----------

 Long-term debt........................................................        3,339,970                 -
                                                                             -----------       -----------

 Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000 shares authorized, no
         shares issued.................................................                -                 -
     Common stock, $.0001 par value, 20,000,000 shares authorized,
         4,850,696 and 1,425,665 shares issued and outstanding for 2001
         and 2000, respectively........................................              485               143
     Additional paid-in capital........................................       15,572,886         1,383,228
     Accumulated deficit...............................................       (1,566,665)         (158,730)
                                                                             -----------       -----------
         Total stockholders' equity....................................       14,006,706         1,224,641
                                                                             -----------       -----------
         Total liabilities and stockholders' equity....................      $23,221,257       $ 1,489,589
                                                                             ===========       ===========

The accompanying notes are an integral part of these financial statements.






                                       FLOTEK INDUSTRIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Year Ended December 31, 2001 and the Period from June 27, 2000
                           (Date of Incorporation) through December 31, 2000








                                                                       2001              2000
                                                                   -----------        ----------
Revenues......................................................     $12,561,499        $        -

Cost of revenues..............................................       9,078,121                 -
                                                                   -----------        ----------

Gross margin..................................................       3,483,378                 -
                                                                   -----------        ----------
Expenses:
    Selling, general and administrative.......................       3,767,873           153,462
    Depreciation and amortization.............................         744,305            15,933
    Research and development..................................          34,938                 -
                                                                   -----------        ----------
       Total expenses.........................................       4,547,116        $  169,395
                                                                   -----------        ----------

Loss from operations..........................................      (1,063,738)         (169,395)

Other income (expense):
    Interest expense..........................................        (415,431)                -
    Interest income...........................................          43,819            10,665
    Other, net................................................          27,415                 -
                                                                   -----------        ----------
       Total other income (expense)...........................        (344,197)           10,665
                                                                   -----------        ----------
Net loss......................................................     $(1,407,935)       $ (158,730)
                                                                   ===========        ==========

Basic and diluted net loss per common share...................     $     (0.44)       $    (0.27)
                                                                         =====             =====

Weighted average number of shares outstanding.................       3,175,449           596,526
                                                                   ===========        ==========







The accompanying notes are an integral part of these financial statements.




                                                FLOTEK INDUSTRIES, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            For the Year Ended December 31,
                                       2001 and the Period from June 27, 2000
                                  (Date of Incorporation) through December 31, 2000




                                                                             Additional
                                                   Common Stock               Paid-in          Accumulated
                                                      Shares                  Capital            Deficit             Total
                                               --------------------         -----------        -----------        -----------

Common stock issued for cash............        1,425,665      $143         $ 1,383,228        $         -        $  1,383,371

Net loss................................               -          -                   -           (158,730)           (158,730)
                                               ----------      ----         -----------        -----------        ------------


Balance at December 31, 2000............        1,425,665       143           1,383,228           (158,730)          1,224,641

Common stock issued in acquisitions.....        2,326,312       232          10,077,768                  -          10,078,000

Common stock issued for cash............        1,098,719       110           4,111,890                  -           4,112,000

Net loss................................                -         -                   -          1,407,935)         (1,407,935)
                                               ----------      ----         -----------    ----------------       ------------


Balance at December 31, 2001............        4,850,696      $485         $15,572,886        $(1,566,665)       $ 14,006,706
                                               ==========      ====         ===========        ===========        ============



The accompanying notes are an integral part of these financial statements.




                       FLOTEK INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2001 and the Period from June 27, 2000
          (Date of Incorporation) through December 31, 2000

                                                                        2001             2000
                                                                     -----------      ----------
Cash flows from operating activities:
    Net loss..................................................       $(1,407,935)     $ (158,730)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization.........................          744,305          15,933
         Imputed interest expense..............................           43,095               -
         Allowance for doubtful accounts.......................          216,302               -
         Gain on sale of assets................................          (20,435)              -
         (Increase) decrease in:                                                               -
           Accounts receivable.................................         (382,766)              -
           Inventories and work in progress....................       (1,439,324)              -
           Other current assets................................          (15,655)              -
           Accounts payable and accrued liabilities............        1,177,823         100,538
                                                                     -----------      ----------
            Net cash used in operating activities..............       (1,084,590)        (42,259)
                                                                     -----------      ----------
Cash flows from investing activities:
     Acquisition of subsidiaries, net..........................       (6,066,493)              -
     Capital expenditures......................................       (1,411,460)       (116,921)
     Proceeds from sales of assets.............................          246,536               -
     Deposits and other........................................          (77,864)        (95,459)
                                                                     -----------      ----------
            Net cash used in investing activities..............       (7,309,281)       (212,380)
                                                                     -----------      ----------
Cash flows from financing activities:
     Issuance of stock for cash................................        4,112,000       1,383,371
     Proceeds from borrowings..................................        3,737,316               -
     Repayments of indebtedness................................         (325,755)              -
     Proceeds from (payments to) related parties...............         (152,394)        164,410
     Principal payments on capital leases......................          (30,000)              -
                                                                     -----------      ----------
        Net cash provided by financing activities..............        7,341,167       1,547,781
                                                                     -----------      ----------
Net increase (decrease) in cash and cash equivalents...........       (1,052,704)      1,293,142
Cash and cash equivalents at beginning of year.................        1,293,142               -
                                                                     -----------      ----------

Cash and cash equivalents at end of year.......................      $   240,438      $1,293,142
                                                                     ===========      ==========


The accompanying notes are an integral part of these financial statements.


                                              FLOTEK INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the Year Ended December 31, 2001 and the Period from June 27, 2000
                                    (Date of Incorporation) through December 31, 2000
                                                    (Continued)

                                                                                   2001                     2000
                                                                                 -----------              --------
Supplemental schedule of noncash investing and financing activities:
     Land and building acquired under capital lease................              $   630,794                   $ -
                                                                                 ===========                    ==

    Capital expenditures incurred but not paid at year end.........              $   275,000                   $ -
                                                                                 ===========                    ==

Supplemental disclosures of cash flow information:
    Acquisition of subsidiaries:
      Assets (liabilities) acquired:
        Cash.......................................................              $ 1,433,381                   $ -
        Accounts receivable........................................                2,023,102                     -
        Inventories and work in progress...........................                2,264,829                     -
        Other current assets.......................................                    9,080                     -
        Property and equipment.....................................                1,637,897                     -
        Marketable securities......................................                  204,573                     -
        Patents....................................................                  192,541                     -
        Goodwill...................................................               13,394,420                     -
        Other assets...............................................                   21,770                     -
        Debt.......................................................                 (808,951)                    -
        Accounts payable and accrued liabilities...................               (1,394,768)                    -
                                                                                 -----------                    -
                                                                                  18,977,874                     -
      Common stock issued.........................................               (10,078,000)                    -
      Promissory notes issued.....................................                (1,400,000)                    -
      Transaction costs paid in cash..............................                  (312,274)                    -
                                                                                 -----------                    -
        Net cash paid to sellers..................................               $ 7,187,600                   $ -
                                                                                 ===========                    ==

    Cash paid for interest........................................               $   415,431                   $ -
                                                                                 ===========                    ==

The accompanying notes are an integral part of these financial statements.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Summary of Significant Accounting Policies

Flotek Industries, Inc. and subsidiaries (the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, the Company moved its corporate domicile to Delaware and completed a reverse stock split of 120 to 1. On October 31, 2001, the Company completed a merger ("the Merger") with Chemical & Equipment Specialties, Inc. ("CESI"). The Merger has been accounted for as a reverse acquisition using the purchase method of accounting. In the Merger, the shareholders of the acquired company, CESI, received the majority of the voting interests in the surviving consolidated company. Accordingly, CESI was deemed to be the acquiring company for financial reporting purposes and the historical financial statements of the Company are the historical financial statements of CESI. All of the assets and liabilities of Flotek were recorded at fair value on the date of the Merger, and the operations of Flotek have been reflected in the operations of the combined company only for periods subsequent to the date of the Merger.

The Company's product lines are divided into three segments within the oilfield service industry:

      o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used in oil and gas well cementing, stimulation and production.

      o The Equipment Manufacturing segment designs and manufactures specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport. This segment also designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

      o The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

Principles of Consolidation

The consolidated financial statements consist of Flotek Industries, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Specialty Chemical and Downhole Equipment segments recognize revenues when products have been delivered and all significant risks and rewards of ownership have passed to customers. Accounts receivable are recorded at that time. Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.

The Equipment Manufacturing segment recognizes revenues from manufacturing and construction contracts under the percentage-of-completion method of accounting, generally in the ratio of costs incurred to total estimated costs of completion. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent.

Customers are invoiced under the terms of manufacturing or construction contracts and accounts receivable are recorded at that time. Revenues recognized in excess of customer billings are reflected in current assets as work in progress. Deposits and billings in excess of revenues on specific contracts are recognized as a current liability.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2001, the Company had deposits in excess of federally insured limits.

Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. Work in progress consists of percentage of completion revenues recognized in excess of customer billings. The components of inventories and work in progress at December 31, 2001 were as follows:

Raw materials...................................    $  496,332
Finished goods..................................     1,856,011
Manufacturing parts and materials...............       708,036
Work in progress................................     1,000,799
Inventory reserve...............................      (357,025)
                                                     ---------
                                                    $3,704,153
                                                    ==========

Property and Equipment

Property and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation is provided at rates considered sufficient to amortize the cost of the assets using the straight-line method over the following estimated useful lives:

Buildings and improvements............       20 years
Machinery and equipment...............        5 years
Furniture and fixtures................        5 years
Transportation equipment..............        3 years
Computer equipment....................        3 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. Goodwill acquired in business combinations prior to June 30, 2001 has been amortized using the straight-line method over an estimated useful life of 20 years. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized but instead be reviewed periodically for possible impairment. The Company will adopt SFAS No. 142 effective January 1, 2002 and will no longer amortize goodwill. The goodwill amortization expense during the year ended December 31, 2001, was $378,040.

Under SFAS 142, the Company must complete its initial assessment of goodwill for possible impairment no later than December 31, 2002. This impairment test is required to be performed for each reporting segment. As of December 31, 2001, the Company had net goodwill of approximately $1.3 million attributable to its Equipment Manufacturing segment. This segment experienced a significant operating loss during the year ended December 31, 2001 and may be subject to impairment under SFAS 142. However, the Company has not implemented SFAS 142 and has not reached a final determination of any potential impairment of goodwill at this time. Additionally, while the other segments of the Company were profitable during the year ended December 31, 2001, the Company will also assess the goodwill associated with these segments for potential impairment under SFAS 142.

Income Taxes

Income taxes are computed under the liability method based upon rates prevailing at the end of the period. The Company provides deferred income tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities. These deferred assets and liabilities are based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized.

Loss Per Share

Loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding. There were no potentially dilutive common shares as of December 31, 2001 or 2000.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2 - Acquisitions

Effective January 1, 2001, the Company acquired four entities in purchase transactions in exchange for payment of the following consideration:

                                                                Promissory         Common             Total
       Company                                     Cash            Notes            Stock         Consideration
       --------                                 ----------      ----------       ----------        ----------
       Esses, Inc.   .....................      $4,000,000      $1,000,000       $1,000,000        $6,000,000
       Plainsman Technology, Inc..........       1,850,000               -          250,000         2,100,000
       Neal's Technology, Inc.............         500,000         400,000          100,000         1,000,000
       Padko International, Inc...........         237,600               -          250,000           487,600
                                                ----------      ----------       ----------        ----------
                                                $6,587,600      $1,400,000       $1,600,000        $9,587,600
                                                 =========       =========        =========         =========

In June 2001, the Company acquired Material Translogistics, Inc. ("MTI") in exchange for 52,232 shares of common stock valued at $200,000 and $600,000 of cash. The shareholders of MTI can also receive up to 52,232 additional common shares, contingent upon the execution of certain future contracts. The Company did not purchase any tangible assets, nor did it assume any liabilities of MTI.

The common stock in all of the above transactions was valued at $3.83 per share, consistent with recent cash transactions. The Company incurred approximately $169,000 in transaction costs associated with the above transactions. The transactions resulted in approximately $7,765,000 of goodwill.

On October 31, 2001, the Company completed the Merger with CESI. The business combination has been accounted for as a reverse acquisition under the purchase method of accounting. In connection with the Merger, the CESI shareholders as a group received 2,994,480 common shares and the assumption of employee stock options to purchase 65,291 common shares and contingent share issuance obligations related to MTI of 52,232 common shares. The retained ownership of the Flotek shareholders as a group amounted to 1,856,216 shares of common stock and the combined company assumed Flotek employee stock options to purchase 101,499 common shares and warrants to purchase 51,076 shares of common stock. Simultaneously with the closing of the Merger, all preferred shares of Flotek previously outstanding, including accrued dividends, were converted to common stock at the rate of $3.24 per share.

Subsequent to August 15, 2001, the date the Merger agreement was signed, and prior to the closing of the Merger, Flotek warrants to purchase 536,141 shares of common stock at $3.60 per share were exercised, resulting in cash proceeds to Flotek of $1,930,106. The warrant proceeds are not reflected in these financial statements as they occurred prior to the Merger.

For purposes of the reverse acquisition, the value of the stock issued to the Flotek shareholders as a group was $8,278,000, which together with merger costs of approximately $385,000, gave rise to approximately $5,725,000 of goodwill.

The following unaudited pro forma information reflects the combined results of operations for the years ended December 31, 2001 and 2000 as if all of the acquisitions discussed above had been completed on January 1, 2000 (amounts in $000's, except per share amounts):

                                            2001         2000
Revenues................................     $15,982     $11,685
Net income (loss).......................     $(1,443)    $   389
Basic income (loss) per share...........     $ (0.30)    $  0.08
Diluted income (loss) per share.........     $ (0.30)    $  0.08

The pro forma information is not necessarily indicative of operating results that would have occurred if the acquisition had been consummated as of January 1, 2000, nor is it necessarily indicative of future operating results. The results of operations of acquired companies are included in these consolidated financial statements only for periods subsequent to the date of acquisition.

Note 3 - Property and Equipment

At December 31, 2001 and 2000, property and equipment were comprised of the following:

                                               December 31, 2001     December 31, 2000
                                              ------------------     -----------------
 Land..................................           $  145,000              $      -
 Buildings and leasehold improvements..            2,114,878                36,325
 Machinery and equipment...............            1,128,894                     -
 Furniture and fixtures................              135,937                 1,411
 Transportation........................              456,794                70,000
 Computer equipment....................               77,436                 9,185
                                                      ------               -------
     Total property and equipment......            4,058,939               116,921
  Less accumulated depreciation........              387,000                15,933
                                                     -------               -------
      Net property and equipment.......           $3,671,939              $100,988
                                                   =========               =======

Note 4 - Capital Lease Obligation

Effective March 2001, the Company entered into a lease and purchase agreement with a third party for the purchase of land and buildings. The agreement had a one-year term and provided for lease payments of $3,000 per month, with the final purchase price of $639,000 due on March 1, 2002. As of December 31, 2001, the capital lease obligation was recorded at the net present value of $633,894. See Note 12 for discussion of the disposition of this obligation subsequent to year end.

Note 5 - Notes Payable

Notes payable at December 31, 2001, consisted of the following:

          Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in May 2002, with
              maximum borrowings of $1,414,020.......................................      $1,252,966
            Other notes payable......................................................          30,000
                                                                                           ----------
              Total notes payable....................................................      $1,282,966
                                                                                           ==========

The revolving line of credit is limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.

Note 6 - Long-Term Debt

Long-term debt at December 31, 2001, consisted of the following:
           Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual installments of
             $200,000 each beginning January 2002...................................       $1,000,000
           Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $39,715 including interest, due in January
             2008...................................................................        2,439,532
           Notes payable to Duncan Area Economic Development Foundation, unsecured, with interest at 6%, payable in monthly installments of $1,934 including
             interest, due in May 2006..............................................           87,620
           Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,829 including interest, due in September
             2004...................................................................          464,538
           Mortgage note on property, bearing interest at 10%, payable in monthly installments of $1,451 including interest, with a final payment of
             $111,228 due in December 2002..........................................          115,877
           Secured vehicle and other equipment loans................................          109,140
                                                                                           ----------
                  Total.............................................................        4,216,707
                  Less current maturities...........................................          876,737
                                                                                           ----------
                      Long-term debt................................................       $3,339,970
                                                                                           ==========


The revolving line of credit and bank notes payable are owed to the Company's primary lending bank and are secured by substantially all of the assets of the Company. They have also been personally guaranteed by an officer of the Company.

The following is a schedule of future maturities of long-term debt:

                   Years ending
                   December 31,
                 ---------------
                 2002...........     $  876,737
                 2003...........        773,758
                 2004...........        767,919
                 2005...........        646,786
                 2006...........        656,845
                 Thereafter.....        494,662
                                     ----------
                                     $4,216,707
                                     ==========

Note 7 - Stock Options and Warrants

The Company and its predecessors have issued non-qualified employee stock options to employees, officers, directors and consultants from time to time as approved by the Board of Directors. The exercise price has been equal to the fair market value at the date of grant. The shares covered by the option agreements are not registered with the Securities and Exchange Commission.

The following table presents stock options issued and outstanding during the period:



                                                                Range of Exercise       Weighted
                                                                     Prices              Average
                                                              ------------------        Exercise
                                                Shares        Low          High          Price
                                               --------       -----       ------         -----

    Balance at December 31, 2000........             -        $   -       $    -         $   -
    Options granted.....................        65,291         3.83         3.83          3.83
    Flotek options assumed (a)..........       101,499         3.60        12.96          5.80
    Options exercised...................             -            -            -             -
    Options cancelled...................             -            -            -             -
                                               -------        -----        -----         -----

    Balance at December 31, 2001........       166,790        $3.60       $12.96         $5.03
                                               =======         ====        =====          ====

    Exercisable at December 31, 2001....       153,179        $3.60       $12.96         $5.09
                                               =======         ====        =====          ====


(a) The exercise price for 22,332 of these stock option shares is denominated in Canadian dollars at amounts ranging from C$18.00 to C$20.40. The high and low prices in the above table represent the U.S. dollar equivalent exercise prices based on exchange rates in effect at December 31, 2001.

The weighted average contractual life remaining on outstanding stock options was approximately 2.5 years at December 31, 2001.

Had stock-based compensation cost been determined under the fair value method pursuant to SFAS 123 for options granted during the year ended December 31, 2001, the net loss for the period would have increased by approximately $12,000. The impact on basic and diluted loss per share would have been immaterial. The weighted average fair value of the options granted during the period was $0.36 per share, based on the Black-Scholes option pricing model using the contractual life of two years, a risk free interest rate of 5.0% and zero expected volatility, since there was no public market for the stock of CESI on the date of grant.

Prior to the Merger, Flotek had outstanding warrants to purchase 51,076 shares of common stock at an exercise price of $14.40 per share, which expire in October 2006. These warrants were assumed by the combined company. The expiration date of these warrants can be accelerated in the event that the closing price of the common stock of the Company is in excess of $21.60 for a period of 60 consecutive trading days.

Note 8 - Federal Income Tax

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:


                                                 December 31,    December 31,
                                                     2001            2000
                                                 -----------     -----------

  Federal income tax (benefit) at 34%.....       $  (478,696)    $   (53,968)
  Nondeductible items.....................             4,833           1,132
  Other...................................          (108,137)           (164)
  Change in valuation allowance...........           582,000          53,000
                                                 -----------     -----------
                                                 $         -     $         -
                                                 ===========     ===========



  The components of deferred taxes are as follows:

      Allowance for doubtful accounts.....       $    71,000     $         -
      Inventory reserves..................           121,000               -
      Net operating loss carryforward.....           440,000          50,000
      Book depreciation in excess of tax..             3,000           3,000
                                                 -----------     -----------
                                                     635,000          53,000
                                                 -----------     -----------
   Valuation allowance....................          (635,000)        (53,000)
                                                 -----------     -----------
                                                 $         -     $         -
                                                 ===========     ===========



At December 31, 2001, the Company had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $1.3 million, expiring in 2021. In addition, Flotek Industries, Inc. had substantial tax loss carryforwards which arose prior to the Merger. Under federal tax law, the amount and availability of Flotek's loss carryforwards, as well as those of the combined company, are subject to complex tax regulations and restrictive tests. The utilization of such carryforwards can be severely limited or effectively lost upon certain changes in ownership, such as the Merger. In addition, under generally accepted accounting principles, the benefit of any utilization of Flotek's tax loss carryforwards would be recorded as a reduction of goodwill and would not affect net income. The utilization of any of these net operating loss carryforwards is dependent on the future profitability of the Company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards. An allowance has been recorded to fully offset the net deferred tax asset.

Note 9 - Related Party Transactions

The Company had amounts due to officers and directors, representing advances made to the Company and unreimbursed business expenses totaling $132,855 and $164,410 at December 31, 2001 and 2000, respectively. The amount at December 31, 2001 includes a $120,839 cash advance made to the Company which bears interest at 10% and is due upon demand.

Note 10 - Operating Leases

The Company has entered into operating leases for office space, vehicles and equipment. Future minimum lease payments under these leases are as follows:

             Years ending
              December 31,
         ----------------------
                 2002..........     $114,938
                 2003..........       90,763
                 2004..........       75,242
                 2005..........        3,902
                                    --------
                                    $284,845
                                    ========

Total rent expense under these operating leases totaled approximately $40,000 during the year ended December 31, 2001.

Note 11 - Segment Information

The Company has three reportable segments, as follows:

       o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used in oil and gas well cementing, stimulation and production.

       o The Equipment Manufacturing segment designs and manufactures specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport. This segment also designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

       o The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

The Company's reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies. The Company evaluates the performance of its operating segments based on operating income, net of depreciation expense and goodwill amortization, but excluding other income and unusual charges. Intersegment sales and transfers are not material.

Essentially all of the Company's revenues are derived from the oil and gas industry. This concentration of customers in one industry increases the credit and business risks of the Company, particularly given the volatility of activity levels in the industry. The majority of the Company's sales are to major or large independent oilfield service companies with established credit histories and actual credit losses have been within the Company's expectations. Two customers accounted for 17.1% and 14.2%, respectively, of consolidated revenues for the year ended December 31, 2001. Both of these customers were in the Specialty Chemicals segment of our business and they collectively accounted for 53.7% of the revenues in this segment.

The Company operates primarily in the United States. The Company derived less than 10% of its revenues from international customers during the year ended December 31, 2001, but expects to increase the level of these sales in the future. International customers can pose additional credit risks to the Company. As of December 31, 2001, the Company had approximately $828,000 in accounts receivable from a customer located in Venezuela. The majority of these sales were recorded prior to the Merger. As a result of political instability in Venezuela and a work stoppage by the employees of the national oil company, the Company has experienced significant delays in receiving payment for these sales. The Company has an established long-term relationship with this customer and has continued to ship products to this customer subsequent to December 31, 2001. The Company expects that these accounts receivable will ultimately be paid, but cannot predict the timing of such payment. The Company has not provided a reserve for doubtful accounts associated with this balance.

The following table presents the revenues, operating income, total assets and other information for each reportable segment as of and for the year ended December 31, 2001:


                                             Specialty       Equipment        Downhole     Corporate
                                             Chemicals     Manufacturing      Equipment    and Other       Total
                                             ---------     -------------      ---------    ---------      --------
Net sales to external customers.......        $ 7,330         $ 4,884         $   348      $     -        $ 12,562
Income (loss) from operations.........        $ 1,114         $(1,171)        $  (133)     $  (874)       $ (1,064)
Depreciation and amortization.........        $   500         $   149         $     5      $    90        $    744
Total assets..........................        $ 9,266         $ 5,024         $ 8,199      $   732        $ 23,221
Goodwill, net.........................        $ 6,130         $ 1,257         $ 5,725      $     -        $ 13,112
Capital expenditures..................        $   605         $ 1,577         $   127      $     8        $  2,317


Note 12 - Subsequent Events (Unaudited)

On January 4, 2002, the Company entered into a credit agreement with its primary lending bank to finance the construction of bulk material transload facility in Raceland, Louisiana. The loan agreement provides for maximum financing of $854,350, which is expected to fund the majority of the total construction costs for the project.

On January 7, 2002, the Company entered into an additional line of credit arrangement with its primary lending bank. The new line of credit adds $1,608,100 of availability to its short-term borrowing arrangements which are secured by accounts receivable and inventory. The new line of credit has a borrowing base limitation of 50% of eligible accounts receivable and inventory. It has a maturity date of January 7, 2003.

On February 19, 2002, the Company acquired 100% of the common stock of IBS 2000, Inc. ("IBS"), a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry. IBS is in the development stage and has had limited operating history. The Company paid $100,000 in cash and issued 34,000 shares of common stock to acquire IBS.

On February 28, 2002, the Company sold its rights and obligation to purchase the land and buildings covered by the capital lease obligation discussed in Note 5, together with capital improvements to the property totaling approximately $750,000, to Oklahoma Facilities, LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. The total consideration at closing was $1,400,000, with net cash proceeds to the Company of $761,000. The transaction is not expected to generate any significant gain or loss. The Company simultaneously entered into a lease agreement with Facilities under which it is obligated to pay average rent of $18,000 per month for a fixed term of ten years. The Company has the right to buy the property at any time during the first two years of the lease for a fixed price of $1,400,000. The Company also has the option to purchase the building for a fixed price of $420,000 at the end of the ten year lease term. The transaction will be recorded as a capital lease.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

                                    PART III


Items 9 to 12 Inclusive.

These items have been omitted in accordance with the general instructions to Form 10-KSB Annual Report. The Registrant intends to file with the Securities and Exchange Commission prior to April 30, 2002, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K
     (a)   Exhibits:

     Index to Exhibits


Exhibit
Number           Description of Exhibit
-------------    ----------------------------------------------------------------------------------
         3.1*    Articles of Incorporation of Flotek Industries, Inc. (incorporated by reference to
                 Appendix E of the Company's Definitive Proxy Statement filed with the Commission on September 27, 2001)
         3.2*    By-laws of Flotek Industries, Inc. (incorporated by reference to Appendix F of the
                 Company's Definitive Proxy Statement filed with the Commission on September 27,
                 2001)
         4.1*    Registration Right Agreement, effective as of April 30, 2000, signed in August 2000 (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB for the quarter ended August 31, 2000)
        10.1*    Agreement and Plan of Reorganization by and between Flotek Industries, Inc. and
                 Chemical & Equipment Specialties, Inc. (incorporated by reference to the Company's
                 Form 8-K filed with the Commission on October 12, 2001)
        10.2     Business Loan Agreement and Promissory Note, with related Commercial Security
                 Agreement and Commercial Guaranty Agreement, all dated January 23, 2001, in the original principal amount of $2,709,980
        10.3     Business Loan Agreement and Promissory Note dated May 30, 2001 in the original principal amount of $1,414,020
        10.4     Promissory Note dated January 23, 2001 in favor of John Todd Sanner in the principal amount of $500,000 issued in connection with the acquisition of Esses,
                 Inc. by CESI
        10.5     Promissory Note dated January 23, 2001 in favor of Earl E. Schott in the principal amount of $500,000 issued in connection with the acquisition of Esses, Inc. by CESI
        21.1     List of Subsidiaries
        27.0     Financial Data Schedule
        99.1     Unaudited Pro Forma Combined Statement of Operations of Flotek Industries, Inc.
                 for the year ended December 31, 2001, including the basis of presentation and pro forma adjustments
        99.2     Unaudited Pro Forma Combined Statements of Operations by
                 Segment for the years ended December 31, 2001 and 2000,
                 including the basis of presentation for those statements.

* Previously filed

     (b) Reports on Form 8-K:

              o Current Report on Form 8-K filed with the Securities and
                Exchange Commission on October 12, 2001. This Form 8-K reported the Company had entered into an Agreement and Plan of Reorganization with CESI, dated August 15, 2001, pursuant to which shares of the common stock of the Company would be issued to the shareholders of CESI in connection with the merger of CESI with a newly formed subsidiary of the Company. No financial statements were filed in connection with this report.

              o Current Report on Form 8-K filed with the Securities and
                Exchange Commission on November 14, 2001. This Form 8-K reported the Company had completed the closing of its previously announced merger with CESI. This Form 8-K also discussed a special shareholders' meeting held on October 23, 2001 to consider and vote upon a change in the Company's jurisdiction of incorporation from Alberta, Canada to Delaware. No financial statements were filed in connection with this report.

              o Current Report on Form 8-K/A filed with the Securities and
                Exchange Commission on January 16, 2002. This Amendment No. 1 to Current Report on Form 8-K filed on November 14, 2001 included the financial statements of CESI and the separate financial statements of its recently acquired subsidiaries, Esses, Inc., Plainsman Technology, Inc., Neal's Technology, Inc., Padko International, Inc. and Material Translogistics, Inc. In addition, this report included unaudited pro forma combined financial statements related to the merger of the Company with CESI.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLOTEK INDUSTRIES, INC.


                                          By:  /s/ Jerry D. Dumas, Sr.
                                          ------------------------------------
                                          Jerry D. Dumas, Sr.
                                          Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date                  Signature                              Title(s)


April 15, 2002         /s/ Jerry D. Dumas, Sr.               Chairman and Chief Executive Officer
                      --------------------------------------
                      Jerry D. Dumas, Sr.

April 15, 2002         /s/ Glenn S. Penny                    President, Chief Technical Officer and Director
                      --------------------------------------
                      Glenn S. Penny

April 15, 2002         /s/ Randall D. Keys                   Chief Financial Officer
                      --------------------------------------
                      Randall D. Keys

April 15, 2002         /s/ Robert S. Beall                   Director
                      --------------------------------------
                      Robert S. Beall

April 15, 2002         /s/ John W. Chisholm                  Director
                      --------------------------------------
                      John W. Chisholm

April 15, 2002         /s/ Richard L. Johnson, II            Vice President and Director
                      --------------------------------------
                      Richard L. Johnson, II

April 15, 2002         /s/ Roger K. Padgham                  Vice President and Director
                      --------------------------------------
                      Roger K. Padgham

April 15, 2002         /s/  Gary M. Pittman                  Director
                      --------------------------------------
                      Gary M. Pittman

April 15, 2002         /s/ Barry E. Stewart                  Director
                      --------------------------------------
                      Barry E. Stewart

April 15, 2002         /s/ Willaim R. Ziegler                Director
                      --------------------------------------
                      William R. Ziegler

