Form 10KSB/A
period 2001-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2002-04-30
CIK 928054

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB / A
                                 Amendment No. 1

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

       Securities registered pursuant to Section 12(b)of the Exchange Act:

                                     (none)
       Securities registered pursuant to Section 12(g)of the Exchange Act:


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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17,188,000 on April 26, 2002, based upon the closing sale price of common stock on such date of $3.50 per share on the OTC Bulletin Board. As of April 26, 2002, the Registrant had 4,910,812 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
================================================================================
         Transitional small business disclosure format: Yes ( ) No ( X )
================================================================================

                                TABLE OF CONTENTS

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act ..................3

Item 10.  Executive Compensation...............................................5

Item 11.  Security Ownership of Certain Beneficial Owners and Management.......6

Item 12.  Certain Relationships and Related Transactions.......................7

SIGNATURE......................................................................8

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The  following  table  provides  information  about our  Executive  Officers and
Directors:

Name                              Age       Position                                             Tenure
----                              ---       --------                                             ------
Jerry D. Dumas, Sr..............  66        Chairman and Chief Executive Officer                 1998
Glenn S. Penny..................  52        President, Chief Technical Officer and Director      2000
Richard L. Johnson II...........  54        Senior Vice President and Director                   2000
Randall D. Keys.................  42        Chief Financial Officer                              2001
Roger K. Padgham................  58        Vice President and Director                          2001
Robert S. Beall.................  43        Director                                             2001
John W. Chisholm................  47        Director                                             1999
Gary M. Pittman.................  38        Director                                             1997
Barry E. Stewart................  47        Director                                             2001
William R. Ziegler..............  60        Director                                             1997

The following is a brief description of the background and principal occupation of each Executive Officer and Director:

JERRY D. DUMAS, SR. - Mr. Dumas became Chairman of the Board of Directors and Chief Executive Officer of the Company effective with the closing of the Merger between Flotek Industries, Inc. and Chemical & Equipment Specialties, Inc. ("CESI") on October 31, 2001. He has served as President, Chairman and Chief Executive Officer of Flotek Industries, Inc. since September 1998. Prior to that he was Vice President of Corporate and Executive Services with Merrill Lynch. Mr. Dumas also served as Group Division President with Hughes Tool Company, a predecessor to Baker Hughes, Inc.

GLENN S. PENNY - Mr. Penny became President, Chief Technical Officer and a Director of the Company effective with the closing of the Merger with CESI. Mr. Penny founded CESI in April 2000 and served as its President and Chief Executive Officer. Prior to founding CESI, Mr. Penny served as President of Stim-Lab, Inc., a company specializing in independent testing of completion fluids and methods, from its founding in 1985 to April 2000. Stim-Lab, Inc. was acquired by Core Laboratories N.V., an NYSE-listed oilfield service company, in 1997.

RICHARD L. JOHNSON II - Mr. Johnson has served as Senior Vice President of Marketing and Sales of the Company since the Merger with CESI and was named a Director in February 2002. He had been in the same capacity with CESI since 2000. Prior to joining CESI, Mr. Johnson was Technical Manager for Borden Chemical, Inc. from 1998 to 2000 and served as Vice President of Sales and Marketing for Stim-Lab, Inc. from 1995 to 1998.

RANDALL D. KEYS - Mr. Keys was appointed Chief Financial Officer of the Company in December 2001. He has been engaged as an independent consultant to the Company since September 2001. Mr. Keys served as Chief Financial Officer of Core Laboratories N.V. and one of its predecessors from 1998 to 2001. During 1998, he served as Chief Financial Officer of Consolidated Graphics, Inc., an NYSE-listed printing company, and from 1997 to 1998 was Chief Financial Officer of 3DX Technologies, Inc. a NASDAQ-listed seismic technology company. Mr. Keys is a CPA.

ROGER K. PADGHAM - Mr. Padgham was named Vice President of International Sales and a Director upon the closing of the Merger with CESI. He founded Padko International, Inc., a company acquired by CESI in January 2001, and has served as its President for the past five years. Padko is engaged in international sales and marketing of specialty chemicals and manufactured equipment to the oil and gas industry.

ROBERT S. BEALL - Mr. Beall was appointed as a Director of the Company upon the closing of the Merger with CESI. He founded Beall Concrete Enterprises, Ltd. in 1980 and continues as its President. In February 2000, his company merged with publicly traded U.S. Concrete, Inc.

JOHN W. CHISHOLM - Mr. Chisholm has served as a Director of the Company since 1999. He is currently Co-Chief Executive Officer of Wellogix, Inc., a technology company which provides internet-based software applications to improve productivity and collaboration in the oil and gas industry. From 1985 through 1998, Mr. Chisholm was the co-founder and President of ProTechnics Company, which was acquired by Core Laboratories N.V. in 1996. After leaving Core Laboratories in 1998 as Senior Vice President of Global Sales and Marketing, Mr. Chisholm started Chisholm Energy Partners LLC to invest in mid-size energy service companies, including Wellogix, Inc. and the Company.

GARY M. PITTMAN - Mr. Pittman has served as a Director of the Company since 1997. He is President and Chief Executive Officer of Pittman & Company, a company he founded in 1995 to provide investment and merchant banking services to private and public companies. From 1987 to 1995, Mr. Pittman was Vice President of The Energy Recovery Fund, a $180MM private equity fund focused on the energy industry. Mr. Pittman serves as Chairman of the Company's Compensation Committee.

BARRY E. STEWART - Mr. Stewart was appointed as a Director of the Company upon the closing of the Merger with CESI. Since 2000, he has served as Chief Financial Officer of Inphact, Inc., a provider of internet-based radiology services to the health care industry. He was previously Vice President of Finance for Community Health Systems, a leading NYSE-listed hospital chain. Mr. Stewart is a CPA and serves as Chairman of the Company's Audit Committee.

WILLIAM R. ZIEGLER - Mr. Ziegler has been a director of the Company since 1997. He has been of counsel to the law firm of Satterlee, Stephens, Burke & Burke LLP since January 2001. Prior to that time he was a partner in that law firm and predecessor firms for over five years. Mr. Ziegler is a director of Grey Wolf, Inc., a provider of contract land drilling services to the oil and gas industry and Geokinetics, Inc., a provider of seismic acquisition and geophysical services to the oil and gas industry.

Compliance with Section 16(a) of the Securities Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the Rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission ("SEC") reports of ownership and changes in ownership of Common Stock. Copies of such forms are required to be filed with the Company. Based solely on its review of copies of such reports furnished to the Company, the Company believes that the directors and executive officers were in substantial compliance with the filing requirements of Section 16(a), except as follows. Mr. Beall, Mr. Penny, Mr. Johnson, Mr. Keys, Mr. Padgham, Mr. Stewart and Mr. Tom D. Morton (a former director) were each late filing Form 3, "Initial Statement of Beneficial Ownership" after appointment to their respective positions as officers and directors of the Company following the Merger with CESI. Additionally, Mr. Chisholm, Mr. Dumas and Mr. Ziegler were each late filing Form 4, "Statement of Changes in Beneficial Ownership", to reflect the conversion of securities and exercise of warrants in connection with the Merger with CESI. Mr. Pittman was late filing Form 5, "Annual Statement of Changes in Beneficial Ownership" to report stock options granted to him during 2001. None of these filings reported transactions involving the sale of the Company's common stock, nor did they report market purchases of common stock.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth cash and certain other compensation paid to or earned by the Chief Executive Officer and other Executive Officers who earned at least $100,000 in cash compensation for the years indicated. Amounts in the table include all compensation paid and stock options granted by the Company and its predecessor, CESI.

                           Summary Compensation Table

                                                            Securities
                                                            Underlying    All Other
Name and Principal Position               Year    Salary     Options     Compensation

Jerry D. Dumas, Sr....................    2001   $ 66,000      43,750      $    -
  Chairman and Chief Executive Officer    2000   $  -          16,667      $    -
                                          1999   $  -               -      $    -

Glenn S. Penny.........................   2001   $100,000           -      $    -
  President and Chief Technical Officer   2000   $ 50,000           -      $    -
                                          1999   $  -               -      $    -


Mr. Dumas did not receive a salary prior to May 2001. There were no bonuses paid to any Executive Officers in any of the years presented.


                              Option Grants in 2001

The Company does not currently have a formal stock option plan. The following options were granted by the Board of Directors at fair market value on the date of grant.


                                    Number of Shares    Percent of Total       Exercise
                                       Underlying      Options Granted to        Price
Name                                 Options Granted    Employees in 2001      per Share      Expiration Date
----                                 ---------------    -----------------      ---------      ---------------

Jerry D. Dumas, Sr..................     43,750                35.4%            $ 4.20        April 11, 2006

Of the options granted to Mr. Dumas, 27,083 shares were immediately vested on the date of grant. The remaining 16,667 shares vest in three equal installments on each of the first six-month anniversary dates.




                             Year-End Option Values


                                             Number of Securities                    Value of Unexercised
                                            Underlying Unexercised                   In-the-Money Options
                                            Options at Year-End (#)                     at Year-End ($)
                                            -----------------------                     ---------------
Name                                     Exercisable      Unexercisable           Exercisable     Unexercisable

Jerry D. Dumas, Sr...............           65,972           11,111                $ 6,667           $ -

There were no stock options exercised by Executive Officers in 2001. The value of unexercised in-the-money options was calculated as the positive difference between the closing price for the Company's common stock on December 31, 2001 ($4.00 per share) and the exercise price of each stock option grant.

Compensation of Directors

Directors who are not employees of the Company are paid $250 for each meeting attended. In April 2001, each non-employee director was granted an option to purchase 2,083 common shares at an exercise price of $4.20 per share, the fair market value on the date of grant. These options were immediately vested and expire in April 2006. In addition, Mr. Pittman was granted an option to purchase 8,333 shares of common stock for his efforts in connection with the Merger with CESI.

Employment Contracts

Mr. Penny is covered by an employment contract which provides for minimum compensation of $100,000 per year through January 21, 2004. The contract cannot be terminated except for cause and requires continuing salary payments for the remaining term in the event of involuntary termination, including termination in connection with a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 26, 2002, information with respect to the beneficial ownership of the Company's common stock by Executive Officers and Directors and persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock.


                                             Shares            Right to            Total          Percent
Name of Beneficial Owner                    Owned (a)         Acquire (b)         Shares         of Class
------------------------                    ---------         -----------         ------         --------

Executive Officers and Directors:

Jerry D. Dumas, Sr. (c).................       57,551            71,527          129,078            2.6%
Glenn S. Penny..........................    1,200,505             -            1,200,505           24.4%
Richard L. Johnson II (d)...............      326,412             -              326,412            6.6%
Roger K. Padgham........................       65,291             -               65,291            1.3%
Robert S. Beall.........................      293,810             -              293,810            6.0%
John W. Chisholm (e)....................      225,099            29,012          254,111            5.1%
Gary M. Pittman.........................        -                11,250           11,250            0.2%
William R. Ziegler (f)..................       76,232             2,916           79,148            1.6%

All directors and officers as a group...    2,244,900           114,705        2,359,605           47.0%

Other Beneficial Owners:

TOSI, L.P. (g)..........................      533,907             -              533,907           10.9%
  1601 Elm Street, Suite 3900
  Dallas, Texas 75201

John Todd Sanner (h)....................      195,873            65,291          261,164            5.2%
  1004 S. Plainsman Road
  Marlow, Oklahoma 73534

(a) Each person has sole voting and investment power with respect to the common shares listed, except as noted below. The address for each of the Executive Officers and Directors is 7030 Empire Central Drive, Houston, Texas 77040.
(b) Includes common shares which may be acquired within 60 days of April 26, 2002 through the exercise of employee stock options or warrants to acquire common shares.
(c) Includes 35,648 common shares owned by Saxton River Corporation and 21,903 common shares owned by Hinckley Brook, Inc., both of which are controlled by Mr. Dumas.
(d) Includes 199,603 common shares held in IRA account for the benefit of Mr. Johnson and 26,116 common shares held by Mr. Johnson's wife for which Mr. Johnson shares voting and dispositive powers.
(e) Includes 211,211 common shares and warrants to acquire 26,929 shares held by Chisholm Energy Partners LLC, of which Mr. Chisholm is a manager and member. Also includes 13,888 common shares held by ProTechnics II (Nevada), Inc. of which Mr. Chisholm is President.
(f) Includes 1,666 shares held by Marlin Investors, LLC, of which Mr. Ziegler is the sole managing member.
(g) The sole general partner of TOSI, L.P., Pitman Property Corp. and its President and controlling person, J.W. Beavers, may also be deemed to be the beneficial owners of those shares.
(h) Mr. Sanner is Vice President of Chemical  Operations  for the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT

The Company leases certain automobiles and equipment from corporations controlled by Mr. Dumas. Payments under these leases totalled approximately $52,000 during the year ended December 31, 2001 and the remaining balance owed at that date was approximately $43,000. The Company also owes $120,839 to a corporation controlled by Mr. Dumas pursuant to a loan made in 1999. This loan bears interest at the rate of 10%.

During 2000, Mr. Ziegler made loans to the Company totalling $70,000. The loans, together with interest at 10%, were repaid during 2001. The Company from time to time utilizes the services of Satterlee, Stephens, Burke & Burke LLP. Mr. Ziegler is of counsel with the firm. The Company paid the firm approximately $27,000 for services during the year ended December 31, 2001 and owed approximately $15,000 on that date.

Subsequent to December 31, 2001, the Company entered into a sale-leaseback transaction with Oklahoma Facilities LLC ("Facilities"), in which Mr. Penny is an officer and has a minority investment interest. Facilities assumed the capital lease obligation on one of the Company's operating facilities in the amount of $639,000 and paid the Company net cash proceeds of approximately $761,000. The transaction is not expected to result in any significant gain or loss. The Company simultaneously entered into a lease agreement with Facilities under which it is obligated to pay average rent of $18,000 per month for a fixed term of ten years. Additionally, pursuant to an arrangement which existed at the time of the Merger between the Company and CESI, Mr. Penny is a personal guarantor on substantially all of the bank debt of the Company. Mr. Penny does not receive any compensation for this guarantee.

Effective October 15, 2001, the Company entered into an arrangement with Pittman & Company under which the Company pays $5,000 per month for investment banking services and consulting on mergers and acquisitions. Mr. Pittman is the Chief Executive Officer and sole owner of Pittman & Company. The agreement is cancelable by either party upon 30 days written notice.

Effective January 1, 2002, the Company entered into an arrangement with Chisholm Management, Inc. under which the Company pays $5,000 per month for marketing and sales consulting services. Mr. Chisholm is the President and sole owner of Chisholm Management, Inc. The agreement is cancelable by either party upon 30 days written notice.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FLOTEK INDUSTRIES, INC.


                                 By:  /s/ Jerry D. Dumas, Sr.
                                 ---------------------------
                                 Jerry D. Dumas, Sr.
                                 Chairman and Chief Executive Officer