Form 10QSB
period 2002-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2002-05-20
CIK 928054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2002


     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-13270


                             FLOTEK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                      77-0709256
(State or other jurisdiction of incorporation)             (I.R.S. Employer
                                                         Identification Number)

     7030 Empire Central Drive, Houston TX                      77040
   (Address of Principal Executive Offices)                   (Zip Code)

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

                                 Yes [x] No [_]


The number of shares of the Registrant's common stock outstanding on May 14, 2002 was 4,910,812.


           Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [x]

PART I

Item 1 - Financial Information

                                      FLOTEK INDUSTRIES, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                                March 31,           December 31,
                                                                                   2002                 2001
                                                                            -----------------    ------------------
                                                                               (Unaudited)
                                  ASSETS
Current assets:
    Cash and cash equivalents...........................................         $    45,238           $   240,438
    Accounts receivable, less reserve of $182,800 and $208,333, as of
      March 31, 2002 and December 31, 2001, respectively................           3,189,903             2,189,566
    Inventories and work in progress....................................           3,314,329             3,704,153
    Other current assets................................................              67,144                24,735
                                                                                   ---------             ---------
         Total current assets...........................................           6,616,614             6,158,892
                                                                                   ---------             ---------

Property and equipment, net............................................            4,173,413             3,671,939
Goodwill, net..........................................................           13,319,090            13,111,840
Patents and other intangibles, net.....................................              295,657               191,333
Other assets...........................................................               53,589                87,253
                                                                                  ----------            ----------
         Total assets..................................................          $24,458,363           $23,221,257
                                                                                  ==========            ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable...................................................          $ 2,020,181           $ 2,225,219
    Accrued liabilities................................................              240,801               722,910
    Amounts due to related parties.....................................              120,839               132,855
    Notes payable......................................................            2,711,790             1,282,966
    Current portion of long-term debt..................................            1,052,731               876,737
    Capital lease obligations, current portion.........................               15,909               633,894
                                                                                   ---------             ---------
         Total current liabilities.....................................            6,162,251             5,874,581
                                                                                   ---------             ---------

 Long-term debt........................................................            2,997,103             3,339,970
 Capital lease obligations, long-term..................................            1,369,591                     -

 Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000 shares authorized, no
         shares issued.................................................                    -                     -
     Common stock, $.0001 par value, 20,000,000 shares authorized,
         4,910,812 and 4,850,696 shares issued
         and outstanding as of March 31, 2002 and
         December 31, 2001, respectively...............................                  491                   485
     Additional paid-in capital........................................           15,762,346            15,572,886
     Accumulated deficit...............................................           (1,833,419)           (1,566,665)
                                                                                  ----------            ----------
         Total stockholders' equity....................................           13,929,418            14,006,706
                                                                                  ----------            ----------
         Total liabilities and stockholders' equity....................          $24,458,363           $23,221,257
                                                                                  ==========            ==========

The accompanying notes are an integral part of these statements.

                                         FLOTEK INDUSTRIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                                  For the Three Months Ended March 31,
                                                                  ------------------------------------
                                                                       2002                 2001
                                                                  ----------------     ---------------



Revenues......................................................        $ 3,659,583          $ 2,689,681

Cost of revenues..............................................          2,098,813            1,557,185
                                                                        ---------            ---------

Gross margin..................................................          1,560,770            1,132,496
                                                                        ---------            ---------

 Expenses:
    Selling, general and administrative.......................          1,583,730            1,253,740
    Depreciation and amortization.............................            148,545              135,429
    Research and development..................................              4,542                1,056
                                                                        ---------            ---------
       Total expenses.........................................          1,736,817            1,390,225
                                                                        ---------            ---------

Loss from operations..........................................           (176,047)            (257,729)

Other income (expense):
    Interest expense..........................................            (92,428)             (93,059)
    Interest income...........................................                 -                24,858
    Other, net................................................              1,721               44,101
                                                                         --------              -------
       Total other income (expense)...........................            (90,707)             (24,100)
                                                                         --------              -------
Net loss......................................................         $ (266,754)          $ (281,829)
                                                                        =========            =========
Basic and diluted net loss per common share...................         $    (.055)          $    (.113)
                                                                        =========            =========
Weighted average number of shares outstanding.................          4,892,301            2,501,326
                                                                        =========            =========



The accompanying notes are an integral part of these financial statements.




                                                  FLOTEK INDUSTRIES, INC.
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)


                                                                         Additional
                                                    Common Stock           Paid-in      Accumulated
                                                 Shares      Amount        Capital        Deficit      Total

Balance at December 31, 2001...........        4,850,696   $   485     $15,572,886    $(1,566,665) $14,006,706

Common stock issued in acquisitions               60,116         6         189,460              -      189,466

Net loss...............................                -         -               -       (266,754)    (266,754)
                                               ---------     -----      ----------     ----------   ----------

Balance at March 31, 2002..............        4,910,812   $   491     $15,762,346    $(1,833,419) $13,929,418
                                               =========     =====      ==========     ==========   ==========



The accompanying notes are an integral part of these financial statements.

                                   FLOTEK INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                        For the Three Months Ended March
                                                                                       31,
                                                                       ------------------------------------
                                                                             2002               2001
                                                                       -----------------   ----------------

 Cash flows from operating activities:
     Net loss....................................................          $  (266,754)        $  (281,829)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization...........................             148,545             135,429
          Gain on sale of assets..................................                   -             (38,963)
          (Increase) decrease in:
            Accounts receivable...................................          (1,000,337)           (601,330)
            Inventories and work in progress......................             389,824             119,656
            Other current assets..................................             (42,409)             (5,978)
            Accounts payable and accrued liabilities.............             (687,147)            641,636
                                                                             ---------            --------
             Net cash used in operating activities                          (1,458,278)            (31,379)
                                                                             ---------            --------

 Cash flows from investing activities:
      Acquisition of subsidiaries, net............................            (122,250)         (6,271,258)
      Capital expenditures........................................            (650,019)            (12,744)
      Proceeds from sales of assets...............................                   -             243,536
      Deposits and other..........................................              33,806             (46,000)
                                                                             ---------           ---------
             Net cash used in investing activities...............             (738,463)         (6,086,466)
                                                                             ---------           ---------

 Cash flows from financing activities:
      Issuance of stock for cash..................................                   -           4,112,000
      Proceeds from borrowings....................................           1,653,614           2,314,277
      Proceeds from sale/leaseback transaction....................             761,000                   -
      Repayments of indebtedness..................................            (391,663)            (43,452)
      Proceeds from (payments to) related parties.................             (12,016)           (149,491)
      Principal payments on capital leases........................              (9,394)             (3,000)
                                                                             ---------           ---------
             Net cash provided by financing activities............           2,001,541           6,230,334
                                                                             ---------           ---------

 Net increase (decrease) in cash and cash equivalents.............            (195,200)            112,489
 Cash and cash equivalents - beginning of period..................             240,438           1,293,142
                                                                             ---------           ---------
 Cash and cash equivalents - end of period........................         $    45,238          $1,405,631
                                                                             =========           =========


The accompanying notes are an integral part of these financial statements.

                                      FLOTEK INDUSTRIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                          (Continued)


                                                                            For the Three Months Ended March 31,
                                                                           ---------------------------------------
                                                                                 2002                   2001
                                                                           ------------------    -----------------

Supplemental schedule of noncash investing and financing activities:
     Land and building acquired under capital lease................             $          -         $     630,794
                                                                                   =========             =========



Supplemental disclosures of cash flow information:
    Acquisition of subsidiaries:
      Assets (liabilities) acquired:
        Cash.......................................................             $          -         $     224,584
        Accounts receivable........................................                        -             1,104,156
        Inventories and work in progress...........................                        -             1,240,307
        Other current assets.......................................                        -                 9,080
        Property and equipment.....................................                        -             1,418,879
        Marketable securities......................................                        -               204,573
        Patents and other intangibles..............................                  104,466                     -
        Goodwill...................................................                  207,250             6,704,587
        Other assets...............................................                        -                21,770
        Debt.......................................................                        -              (495,829)
        Accounts payable and accrued liabilities...................                        -              (936,265)
                                                                                   ---------             ---------
                                                                                     311,716             9,495,842
      Common stock issued.........................................                  (189,466)           (1,600,000)
      Promissory notes issued.....................................                         -            (1,400,000)
                                                                                   ---------             ---------
        Net cash paid to sellers and transaction costs............              $    122,250         $   6,495,842
                                                                                   =========             =========

    Cash paid for interest........................................              $     92,428         $      93,059
                                                                                   =========             =========

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - General

The consolidated condensed financial statements included herein are unaudited and have been prepared by Flotek Industries, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented and the Company believes that the disclosures included herein are adequate to make the interim information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Note 2 - Acquisitions

In January 2002, the Company issued 26,116 shares of common stock to the former shareholders of Material Translogistics, Inc. ("MTI"). Under the original acquisition agreement, which had an effective date of June 29, 2001, the shareholders of MTI could receive up to 52,232 additional shares of common stock, contingent upon the execution of two future contracts. One of these contracts became effective in January 2002 and the shares issued above relate to that contract. The other contract had not been executed as of March 31, 2002.

On February 19, 2002, the Company acquired 100% of the common stock of IBS 2000, Inc. ("IBS"), a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry. IBS is in the development stage and has had limited operating history. The Company paid $100,000 in cash and issued 34,000 shares of common stock to acquire IBS. Including legal and other transaction costs, the acquisition resulted in the recording of approximately $197,000 of goodwill and other intangibles.

Note 3 - Accounts Receivable

At March 31, 2002, the Company had approximately $1,794,000 of accounts receivable from a customer in Venezuela, of which $966,000 arose from goods shipped in the first quarter of 2002 and $828,000 was recorded prior to December 31, 2001. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer and no payments have been received since September 2001. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped until its field operations return to higher activity levels. Our customer is unable to pay for the goods until payment has been received from PDVSA. We have been informed that activity levels are returning to previous levels and we expect a resumption of product receipts and payments by PDVSA during the second quarter of 2002. The Company has an established long-term relationship with this customer and believes that it will ultimately collect the balance due, but cannot accurately predict the timing of future payments. The Company has not provided a reserve for doubtful accounts associated with this balance.

Note 4 - Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. Work in progress consists of percentage of completion revenues recognized in excess of customer billings plus any provision for estimated losses on contracts. The components of inventories and work in progress at March 31, 2002 and December 31, 2001 were as follows:

                                                           March 31,            December 31,
                                                             2002                   2001
                                                       ------------------     ------------------

Raw materials......................................          $   392,214            $   496,332
Finished goods.....................................            1,823,109              1,856,011
Manufacturing parts and materials..................              629,667                708,036
Work in progress...................................              775,190              1,000,799
Inventory valuation reserve........................             (305,851)              (357,025)
                                                               ---------               --------
     Inventories and work in progress, net.........          $ 3,314,329            $ 3,704,153
                                                               =========              =========

Note 5 - Property and Equipment

At March 31, 2002 and December 31, 2001, property and equipment were comprised of the following:

                                                           March 31,              December 31,
                                                             2002                     2001
                                                       ------------------     ------------------

Land                                                         $   138,700            $   145,000
Buildings and leasehold improvements...............            2,206,226              2,114,878
Machinery and equipment............................            1,121,990              1,128,894
Construction in progress...........................              484,149                     -
Furniture and fixtures.............................               67,936                135,937
Transportation.....................................              566,244                456,794
Computer equipment.................................               90,451                 77,436
                                                               ---------              ---------
    Total property and equipment...................            4,675,696              4,058,939
 Less accumulated depreciation.....................              502,283                387,000
                                                               ---------              ---------
     Net property and equipment....................          $ 4,173,413            $ 3,671,939
                                                               =========              =========

Note 6 - Goodwill

Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. Goodwill acquired in business combinations prior to June 30, 2001 had been amortized using the straight-line method over an estimated useful life of 20 years. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized but instead be reviewed periodically for possible impairment. The Company has adopted SFAS No. 142 effective January 1, 2002 and will no longer amortize goodwill. Goodwill amortization expense during the three months ended March 31, 2001 was approximately $87,000.

Under SFAS 142, the Company must complete its initial assessment of goodwill for possible impairment no later than December 31, 2002. This impairment test is required to be performed for each reporting segment. As of March 31, 2002, the Company had net goodwill of approximately $1.3 million attributable to its Equipment Manufacturing segment. This segment has experienced significant operating losses in recent periods and may be subject to impairment under SFAS
142. However, the Company and has not reached a final determination of any potential impairment of goodwill at this time. Additionally, the Company will also assess the goodwill associated with the other segments for potential impairment under SFAS 142, although the other segments have been profitable.

Note 7 - Capital Lease Obligation

On February 28, 2002, the Company sold its rights and obligation to purchase the land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750,000, to Oklahoma Facilities, LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. The total consideration at closing was $1,400,000, with net cash proceeds to the Company of $761,000. The transaction did not generate any gain or loss. The Company simultaneously entered into a lease agreement with Facilities under which it is obligated to pay average rent of $18,000 per month for a fixed term of ten years. The Company has the right to buy the property at any time during the first two years of the lease for a fixed price of $1,400,000. The Company also has the option to purchase the building for a fixed price of $420,000 at the end of the ten-year lease term.

Note 8 - Notes Payable

Notes payable at March 31, 2002 and December 31, 2001 consisted of the following:

                                                                                  March 31,         December 31,
                                                                                     2002               2001
                                                                                     ----               ----
Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in May 2002, with
  maximum borrowings of $1,414,020 (1)...................................          $ 1,414,020        $ 1,252,966
Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in January 2003,
  with maximum borrowings of $1,608,100 (2)..............................            1,267,770                 -
Other notes payable......................................................               30,000             30,000
                                                                                     ---------          ---------
  Total notes payable....................................................          $ 2,711,790        $ 1,282,966
                                                                                     =========          =========

(1) Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.
(2) Limited to a borrowing base amount calculated as 50% of eligible accounts receivable and inventory.


Note 9 - Long-Term Debt

Long-term debt at March 31, 2002 and December 31, 2001, consisted of the following:

                                                                                     March 31,         December 31,
                                                                                       2002                2001
                                                                                       ----                ----
Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual installments of
     $200,000 each beginning January 2002.................................          $   800,000        $ 1,000,000
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $39,812 including interest, due in January
     2008                                                                             2,356,315          2,439,532
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest, due in
     September 2004.......................................................              426,074            464,538
Construction loan payable to bank, bearing interest at the prime rate plus
     1%, payable in monthly installments of $25,923 including interest, due
     in January 2005......................................................              173,840                  -
Mortgage note on property, bearing interest at 10%, payable in monthly installments of $1,451 including interest, with final payment of
     $111,228 due in December 2002........................................              114,413            115,877
Notes payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of $1,934 including
     interest, due in May 2006............................................               83,111             87,620
Secured vehicle and other equipment loans.................................               96,081            109,140
                                                                                      ---------          ---------
     Total................................................................            4,049,834          4,216,707
     Less current maturities..............................................            1,052,731            876,737
                                                                                      ---------          ---------
         Long-term debt...................................................          $ 2,997,103        $ 3,339,970
                                                                                      =========          =========

The revolving lines of credit and bank notes payable are owed to the Company's primary lending bank and are secured by substantially all of the assets of the Company. They have also been personally guaranteed by an officer of the Company. The construction loan payable has a maximum availability of $854,350 and is designated for the construction of a bulk material transload facility in Raceland, Louisiana. Of such available amount, $224,790 had been advanced and $50,950 had been repaid as of March 31, 2002.

Note 10 - Net Loss Per Common Share

Net loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding. There were no potentially dilutive common shares as of March 31, 2002 or December 31, 2001.

Note 11 - Segment Information

The Company has three reportable segments, as follows:

o The Specialty Chemicals segment develops, manufactures and packages chemicals used by other oilfield service companies in cementing and stimulation jobs.

o The Equipment Manufacturing segment designs and manufactures specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport. This segment also designs and constructs automated bulk material handling and loading facilities for other oilfield service companies.

o The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

The Company's reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies. The Company evaluates the performance of its operating segments based on operating income excluding goodwill amortization and unusual charges. Intersegment sales and transfers are not material.

The following table presents the revenues and operating income for each reportable segment and for the three month periods ended March 31, 2002 and 2001:

                                             Three months ended
                                                  March 31,
                                    -------------------------------------
                                           2002                 2001
                                    ------------------  -----------------
  Revenues:
   Specialty Chemicals...........         $1,302,930           $1,990,110
   Equipment Manufacturing.......          1,110,168              699,571
   Downhole Equipment............          1,246,485                    -
                                           ---------            ---------
      Consolidated...............         $3,659,583           $2,689,681
                                           =========            =========

Income (loss) from operations:
   Specialty Chemicals...........         $  118,503           $  436,825
   Equipment Manufacturing.......           (196,983)            (550,246)
   Downhole Equipment............            454,506                    -
   Corporate and Other...........           (552,073)            (144,308)
                                            ---------            ---------
      Consolidated...............         $ (176,047)          $ (257,729)
                                            =========            =========

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Flotek was established in 1985 and is currently traded on the OTC Bulletin Board market. On October 31, 2001, the Company completed a Merger with Chemical & Equipment Specialties, Inc. ("CESI"). The Merger has been accounted for as a reverse acquisition using the purchase method of accounting. In the Merger, the shareholders of the acquired company, CESI, received the majority of the voting interests in the surviving consolidated company. Accordingly, CESI was deemed to be the acquiring company for financial reporting purposes and the historical financial statements of the Company are the historical financial statements of CESI. All of the assets and liabilities of Flotek were recorded at fair value on October 31, 2001, the date of the Merger, and the operations of Flotek have been reflected in the operations of the combined company only for periods subsequent to the date of the Merger.

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

The oil and gas industry has been subject to significant volatility in recent years due to changes in the demand, supply and pricing of oil and natural gas. The U.S. rig count, as measured by Baker Hughes Incorporated, began 2001 at around 1,100 active rigs and reached a peak of almost 1,300 in July 2001. During the third quarter of 2001, the demand for oil and natural gas began to weaken in response to slowing growth in worldwide economies. This resulted in a slowdown in North American drilling rig activity, with a steady decline in the rig count during the second half of 2001 until it had reached a level of just under 900 active rigs at December 31, 2001. During the quarter ended March 31, 2002, the rig count has dropped further, with around 750 active rigs working at the end of the quarter. Natural gas prices have declined from a near record high of almost $10.00 per Mcf in early 2001 to approximately $2.50 per Mcf at year-end. Crude oil prices experienced a similar decline in 2001, from $30.00 per barrel at the beginning of the year to below $20.00 at the end. As of March 31, 2002 prices for both commodities had recovered to approximately $3.50 per Mcf and $27.00 per barrel, respectively. Our businesses were adversely affected by the decline in drilling activity which began in the second half of 2001 and continued in the first quarter of 2002. Many industry observers expect drilling activity levels to increase during the remainder of 2002 based on higher oil and gas prices and an expected rebound in overall economic activity. However, we continue to face a challenging industry environment in the near term and there can be no assurance that these expected improvements will occur.

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

Results of Operations

Three months ended March 31,                                 2002                2001
                                                       -----------------    ----------------

Revenues...........................................         $ 3,659,583         $ 2,689,681
Cost of revenues...................................           2,098,813           1,557,185
                                                              ---------           ---------
   Gross margin....................................           1,560,770           1,132,496
                                                              ---------           ---------
   Gross margin %..................................               42.6%               42.1%

Selling, general and administrative................           1,583,730           1,253,740
Depreciation and amortization......................             148,545             135,429
Research and development...........................               4,542               1,056
                                                              ---------           ---------
   Total expenses..................................           1,736,817           1,390,225
                                                              ---------           ---------
   Operating income (loss).........................            (176,047)           (257,729)
                                                              ---------           ---------
   Operating income (loss) %.......................              (4.8)%              (9.6)%

Interest expense...................................             (92,428)            (93,059)
Interest income....................................                   -              24,858
Other, net.........................................               1,721              44,101
                                                              ---------            --------
    Other income (expense), net....................             (90,707)            (24,100)
                                                              ---------            --------
    Pre-tax income (loss)..........................         $  (266,754)        $  (281,829)
                                                              =========            ========

Total revenues increased by $970,000, or 36.17%, in the first quarter of 2002 compared to the comparable period in 2001. As discussed in the segment analysis below, the Specialty Chemicals segment experienced a significant drop in revenues in 2002 compared to 2001, while the Equipment Specialties and Downhole Equipment segments had higher revenues in the 2002 quarter, although these increases resulted primarily from business combinations whose operations were not reflected in the first quarter of 2001.

On an aggregate basis, the gross margin as a percentage of revenues increased very slightly, from 42.1% in 2001 to 42.6% in 2002. The gross margin is best analyzed on a segment by segment basis, discussed below, as the margin varies significantly between operating segments and can vary significantly from period to period in certain of our operating segments.

Selling, general and administrative ("SG&A") costs represent the costs of selling, operations and overhead expenses not directly attributable to products sold or services rendered. The revenues from services are less than 10% of consolidated revenues and the direct costs of providing these services are included in cost of revenues. SG&A amounted to 43.3% of revenues in 2002, a decrease of 3.3% of revenues from the level of 46.6% in 2001. The costs of operations and administration decreased as a percentage of revenues as we were able to spread these semi-fixed costs over a larger revenue base.

Interest expense did not change significantly between periods. While the average amount outstanding under the Company's credit agreements was higher in 2002 as a result of the financing of capital expenditures and increased working capital needs during the year, interest rates were significantly lower in 2002 and the decline in rates more than offset the additional interest expense associated with higher debt levels. The majority of the Company's indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Results by Segment

Specialty Chemicals

                                               Three months ended
                                                   March 31,
                                      -------------------------------------
                                             2002                2001
                                      -----------------    ----------------

Revenues..........................          $1,302,930          $1,990,110
Gross margin......................          $  514,344          $1,009,160
     Gross margin percentage......               39.5%               50.7%

Operating income..................          $  118,503          $  436,825
     Operating margin percentage..                9.1%               21.9%

Specialty Chemical revenues decreased by $687,000, or 34.5%, in the current year from 2001 levels. Sales in this segment are heavily dependent on drilling activity and the decrease in revenue is primarily attributable to sharply lower drilling activity in the first quarter of 2002 versus 2001. Average product pricing levels in this segment declined as lower demand caused our pricing to come under pressure.

The gross margin percentage in this segment also declined significantly from 50.7% in 2001 to 39.5% in 2002. In certain cases, in trying to maintain sales levels and market share, we sold our products at a lower gross margin. The combination of lower revenues and lower gross margins had a significant adverse effect on our operating margin and overall levels of operating income.

Operating income fell $318,000, or 73%, in the current year from 2001 levels, primarily as a result of lower revenues and gross margins. We took actions to reduce our selling, general, and administrative expenses in this segment to keep these costs in line with the reduced revenue levels. However, the above revenue and margin issues combined to result in a significant decrease in our operating margin percentage in this segment from 21.9% in 2001 to 9.1% in 2002.

Equipment Manufacturing

                                               Three months ended
                                                   March 31,
                                      -------------------------------------
                                              2002                2001
                                      -----------------    ----------------

Revenues..........................         $ 1,110,168         $   699,571
Gross margin......................         $   282,994         $   123,336
     Gross margin percentage......               25.5%               17.6%

Operating income..................         $ (196,983)         $ (550,246)
     Operating margin percentage..             (17.7%)             (78.7%)

Equipment Manufacturing revenues increased $411,000, or 58.7%, in 2002 over 2001 levels. This increase primarily resulted from the addition of Material Translogistics, Inc. ("MTI"), a company that was acquired in June 2001. Under purchase accounting, MTI's results of operations are included only for periods subsequent to the acquisition; therefore it is not reflected in the results for the first quarter of 2001. During the first quarter of 2002, MTI had revenues of $482,000 and positive operating income of $48,000. We continued to experience poor results in our Equipment Specialties operations (formerly Neal's Technology, Inc.) and initiated cost reduction measures during the first quarter of 2002 that reduced the loss we sustained in 2002.

The gross margin improved in the first quarter of 2002 to 25.5% from 17.6% in 2001, primarily as a result of the addition of MTI's business, which had a 43% gross margin on its revenues in 2002.

Subsequent to the Merger, the Company replaced the management of this segment and focused significant efforts and financial resources on improving the performance of this segment, including the implementation of improved operating procedures, better accounting controls and proper documentation of work processes. The Company also initiated cost reduction measures in response to lower revenue levels and reduced sales expectations. While significant improvements have been made, this segment continued to operate at a loss, although the magnitude of that loss has been reduced.

We continue to face a difficult market outlook for the equipment manufacturing operations in this segment. Orders for new manufactured equipment slowed significantly in the second half of the year. Management is continuing to solicit new orders and in the event it does not secure sufficient new orders, the Company is prepared to take continuing action to limit its financial exposure from further losses in this segment.

The outlook for MTI's operations within this segment, consisting of the design, construction and management of bulk material handling and loading facilities, is much more positive. Based on the current work in progress and outstanding bids in response to requests for quotations, management believes that the revenues and operating margin attributable to these operations will continue to increase over the remainder of 2002. However, there can be no assurance that the Equipment Manufacturing segment as a whole will be profitable. As more fully discussed in Note 1 of the Notes to Consolidated Financial Statements, there is approximately $1.3 million of net goodwill attributable to this segment, all or some portion of which may be subject to an impairment charge based on new accounting requirements which must be implemented by the end of 2002.

Downhole Equipment

                                                 Three months ended
                                                     March 31,
                                        -------------------------------------
                                              2002                2001
                                        -----------------    ----------------

Revenues............................         $ 1,246,485                 $ -
Gross margin........................         $   763,432                 $ -
     Gross margin percentage........               61.2%                   -

Operating income....................         $   454,506                 $ -
      Operating margin percentage....               36.5%                  -

The Downhole Equipment segment became part of the consolidated group after the Merger became effective on October 31, 2001. These operations, which consist of manufacturing and marketing the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers, were the original operations of Flotek Industries, Inc. prior to the Merger. Since the Merger was recorded for accounting purposes as a reverse merger, the results of operations of this segment were included in the consolidated results of operations only for periods subsequent to the Merger and are not reflected in the first quarter of 2001.

Our Petrovalve sales, totaling $973,000 in the first quarter of 2002, were almost exclusively to one customer in Venezuela. As more fully discussed in Note 3 of the Notes to Consolidated Financial Statements and the Capital Resources and Liquidity section, below, this customer has not paid for these goods within the customary payment terms. These sales carry a high gross margin and are significantly profitable to this segment. Sales of the Turbeco line of casing centralizers, which constitute the balance of the revenues in this segment, are very dependent on the level of drilling activity and have suffered from lower demand. We have recently seen signs of improvement in this line of business and are positive about the outlook for the balance of the year.

Capital Resources and Liquidity

In the first quarter of 2002, the Company sustained a net loss of $267,000 and had negative cash flow from operations of $1.46 million. These losses resulted primarily from the poor operating results in the Equipment Manufacturing segment, although the losses were reduced from the levels in 2001. As discussed above, management has taken and will continue to take appropriate steps to improve performance and attempt to limit the losses in this segment. The negative cash flow resulted primarily from delays in collecting accounts receivable from sales to a Venezuelan customer, as discussed below.

As of March 31, 2002, net working capital was approximately $454,000, resulting in a current ratio of 1.07 to 1. The balance in accounts payable and accrued liabilities decreased $687,000 during the first quarter of 2002, as we used part of the proceeds of borrowings to pay vendor invoices.

As disclosed in Note 3 of the Notes to Consolidated Financial Statements, at March 31, 2002, the Company had approximately $1,794,000 of accounts receivable from a customer in Venezuela, of which $966,000 arose from goods shipped in the first quarter of 2002 and $828,000 was recorded prior to December 31, 2001. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer and no payments have been received since September 2001. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped until its field operations return to higher activity levels. Our customer is unable to pay for the goods until payment has been received from PDVSA. We have been informed that activity levels are returning to previous levels and we expect a resumption of product receipts and payments by PDVSA during the second quarter of 2002. The Company has an established long-term relationship with this customer and believes that it will ultimately collect the balance due, but we cannot accurately predict the timing of future payments. The Company has not provided a reserve for doubtful accounts associated with this balance. The failure to collect this accounts receivable balance has had a significant adverse effect on the cash flow of the Company. Additionally, all invoice amounts which are greater than 90 days old cannot be included in the borrowing base under our lines of credit.

During the first quarter of 2002, the Company entered into a sale and leaseback transaction regarding its Equipment Manufacturing facility in Duncan, Oklahoma. This transaction resulted in net cash proceeds to the Company of $761,000. The Company simultaneously entered into an agreement to lease back the facility over ten years. This transaction has been recorded as a capital lease.

The Company also borrowed $1.65 million under its line of credit arrangements, including a new $1.6 million line of credit which was executed in January of 2002. We have had discussions with our primary lending bank and they have given us a verbal indication that the $1.4 million dollar line of credit , which is due on May 29, 2002, will be extended until May 29, 2003. We also made total debt service payments of approximately $400,000 during the first quarter of 2002. The Company has estimated minimum debt service obligations in 2002 of $1.8 million. This amount includes the estimated minimum principal and interest payments on the new credit agreements and capital lease obligations incurred during the first quarter of 2002.

Capital expenditures during the first quarter of 2002 were $650,000. The majority of these capital expenditures relate to a bulk material transload facility which the Company is constructing in Raceland, Louisiana. With the exception of the capital expenditures required to complete the construction of this project, the Company does not at this time expect to have any major requirements for capital expenditures in 2002. As discussed in Note 9 of the Notes to Consolidated Financial Statements, the capital required to complete the Raceland transload facility is expected to be substantially financed by a construction loan in the amount of $854,350.

The Company believes its operations are capable of generating sufficient cash flow to meet its debt service obligations and working capital needs during the next twelve months. However, we face a challenging near-term industry environment and there are many factors involved in executing our business strategy which are beyond our control. In particular, it is critical that we successfully collect amounts due from our Venezuelan customer. In the event that we are unable to collect at least part of these amounts due in the near future, or if we are unable to successfully limit our losses in the Equipment Manufacturing segment, the Company may be forced to seek additional equity or debt financing. There can be no assurance that the Company would be able to secure such financing on terms which would be acceptable to it. Accordingly, investors are advised that the Company faces significant financial risks in the next year as we attempt to meet these challenges.

Forward Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecast," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors identified herein.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On May 1, 2002, Milam Tool Company and the Estate of Jack J. Milam filed a complaint against Flotek Industries, Inc., Turbeco, Inc., and Jerry D. Dumas, Sr. individually, in the United States District Court for the Southern District of Texas, Houston Division. The complaint asserts that the sale of TURBO-LOK turbulators, which are part of the Company's Downhole Equipment segment, violates an agreement among the parties and infringes a United States patent controlled by the plaintiffs. Plaintiffs seek injunctive relief and unspecified damages. The Company strongly denies the assertions in the complaint and intends to vigorously contest this matter.

Item 2 - Changes in Securities and Use of Proceeds

In January 2002, the Company issued 26,116 shares of common stock to the former shareholders of Material Translogistics, Inc., which were issued in accordance with the terms of the original acquisition agreement. In February 2002, the Company issued 34,000 shares of common stock in connection with the acquisition of IBS 2000, Inc. Additional disclosure related to the issuance of these shares is included in Note 2 of the Notes to Consolidated Financial Statements.

The foregoing issuances of common stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. The sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the sales were being acquired for investment.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number            Description of Exhibit
------            ----------------------
10.1              Lease Agreement with Option to Purchase, dated February 28,
                  2002, by and between Oklahoma Facilities, LLC and Neal's
                  Technology Company, Inc.

10.2 Employment Contract dated July 1, 2000, by and between Chemical & Equipment Specialties, Inc. and Glenn S. Penny.

(b) Reports on Form 8-K

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


                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FLOTEK INDUSTRIES, INC.


Date: May 20, 2002                   /s/ Jerry D. Dumas, Sr.
                                     -----------------------------------
                                     Jerry D. Dumas, Sr.
                                     Chairman and Chief Executive Officer