Form 10QSB
period 2002-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2002-08-14
CIK 928054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED JUNE 30, 2002


            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-13270


                             FLOTEK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                              90-0023731
(State or other jurisdiction
   of incorporation)                  (I.R.S. Employer Identification Number)

7030 Empire Central Drive, Houston TX 77040
Address of Principal Executive Offices) (Zip Code)

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

                                 Yes [x] No [_]


The number of shares of the Registrant's common stock outstanding on August 14, 2002 was 4,910,812.


           Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [x]

PART 1

Item 1 - Financial Information


                             FLOTEK INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,           December 31,
                                                                                  2002                 2001
                                                                            -----------------    ------------------
                                                                              (Unaudited)
                                  ASSETS
Current assets:
    Cash and cash equivalents.........................................          $      9,575          $    240,438
    Accounts receivable, less reserve of $6,029 and $208,333,
    as of June  30, 2002 and December 31, 2001,
    respectively......................................................             3,589,565             2,189,566
    Inventories and work in progress..................................             2,712,591             3,704,153
    Other current assets..............................................               194,785                24,735
                                                                                ------------          ------------
         Total current assets.........................................             6,506,516             6,158,892
                                                                                ------------          ------------

Property and equipment, net...........................................             4,566,666             3,671,939
Goodwill, net.........................................................            13,319,090            13,111,840
Patents and other intangibles, net....................................               279,444               191,333
Other assets..........................................................                43,064                87,253
                                                                                ------------          ------------
         Total assets.................................................          $ 24,714,780          $ 23,221,257
                                                                                ============          ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..................................................          $  2,767,210          $  2,225,219
    Accrued liabilities...............................................               222,812               722,910
    Amounts due to related parties....................................               120,839               132,855
    Notes payable.....................................................             2,973,670             1,282,966
    Current portion of long-term debt.................................             1,172,521               876,737
    Capital lease obligations, current portion........................                32,290               633,894
                                                                                ------------          ------------
         Total current liabilities....................................             7,289,342             5,874,581
                                                                                ------------          ------------

 Long-term debt.......................................................             3,325,982             3,339,970
 Capital lease obligations, long-term.................................             1,350,661                     -

 Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000 shares authorized, no
         shares issued................................................                     -                     -
     Common stock, $.0001 par value, 20,000,000 shares authorized,
         4,910,812 and 4,850,696 shares issued
         and outstanding as of June 30, 2002 and
         December 31, 2001, respectively..............................                   491                   485
     Additional paid-in capital.......................................            15,762,346            15,572,886
     Accumulated deficit..............................................            (3,014,042)           (1,566,665)
                                                                                ------------          ------------
         Total stockholders' equity...................................            12,748,795            14,006,706
                                                                                ------------          ------------
         Total liabilities and stockholders' equity...................          $ 24,714,780          $ 23,221,257
                                                                                ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                             ------------------------------------  -------------------------------------
                                                   2002                2001               2002                2001

                                             ----------------   -----------------  ------------------  -----------------

Revenues..................................     $   3,380,294      $   2,516,757       $  7,039,877        $  5,206,438

Cost of revenues..........................         2,371,961          1,701,313          4,470,774           3,258,498
                                               -------------      -------------       ------------        ------------

Gross margin..............................         1,008,333            815,444          2,569,103           1,947,940
                                               -------------      --------------      ------------        ------------

Expenses:
   Selling, general and administrative....         1,752,941            965,514          3,336,671           2,219,254
   Depreciation and amortization..........           170,309            158,897            318,854             294,326
   Research and development...............            81,108              4,308             85,650               5,364
                                               -------------      -------------       ------------        ------------
     Total expenses.......................         2,004,358          1,128,719          3,741,175           2,518,944
                                               -------------      -------------       ------------        ------------

Loss from operations......................          (996,025)          (313,275)        (1,172,072)           (571,004)

Other income (expense):
   Interest expense.......................          (183,987)          (131,181)          (276,415)           (224,240)
   Interest income........................               -               12,892                  -              37,751
   Other, net.............................              (611)                 -              1,110              44,100
                                               -------------      -------------       ------------        ------------
      Total other income (expense)........          (184,598)          (118,289)          (275,305)           (142,389)
                                               -------------      -------------       ------------        ------------
Net loss..................................     $  (1,180,623)     $    (431,564)      $ (1,447,377)        $  (713,393)
                                               =============      =============       ============        ============

Basic and diluted net loss per
 common share.............................     $       (.240)     $       (.147)      $      (.295)        $     (.262)
                                               =============      =============       ============        ============



Weighted average number of
 shares outstanding.......................         4,910,812          2,942,247          4,901,608           2,723,010
                                               =============      =============       ============        ============



The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                   Common Stock       Additional
                                                   ------------        Paid-in        Accumulated
                                                Shares       Amount    Capital          Deficit          Total
                                                ------       ------    -------          -------         -----

Balance at December 31, 2001.................   4,850,696   $   485   $ 15,572,886   $  (1,566,665)  $ 14,006,706

Common stock issued in acquisitions..........      60,116         6        189,460               -        189,466

Net loss.....................................           -         -              -      (1,447,377)    (1,447,377)
                                                ---------   -------   ------------   -------------   ------------


Balance at June 30, 2002.....................   4,910,812   $   491   $ 15,762,346   $  (3,014,042)  $ 12,748,795
                                                =========   =======   ============   =============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                       ------------------------------------
                                                                             2002               2001
                                                                       -----------------   ----------------
 Cash flows from operating activities:
     Net loss.....................................................       $  (1,447,377)      $    (713,393)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization...........................             318,854             297,897
          Imputed interest expense................................                   -              10,998
          Gain on sale of assets..................................                   -             (38,963)
          (Increase) decrease in:
            Accounts receivable...................................          (1,399,999)           (525,279)
            Inventories and work in progress......................             991,562           1,238,492
            Other current assets..................................            (170,050)           (109,183)
            Accounts payable and accrued liabilities..............              41,893             650,947
                                                                         -------------       -------------
             Net cash provided by (used in) operating
               activities.........................................          (1,665,117)            811,516
                                                                         -------------       -------------

 Cash flows from investing activities:
      Acquisition of subsidiaries, net............................            (122,250)         (7,075,124)
      Capital expenditures........................................          (1,197,228)           (668,036)
      Proceeds from sales of assets...............................                   -             243,536
      Deposits and other..........................................              44,189             (63,277)
                                                                         -------------       -------------
             Net cash used in investing activities................          (1,275,289)         (7,562,901)
                                                                         -------------       -------------

 Cash flows from financing activities:
      Issuance of stock for cash..................................                   -           4,262,000
      Proceeds from borrowings....................................           2,580,117           2,314,277
      Proceeds from sale/leaseback transaction....................             761,000                   -
      Repayments of indebtedness..................................            (607,615)           (353,271)
      Proceeds from (payments to) related parties.................             (12,016)           (300,765)
      Principal payments on capital leases........................             (11,943)            (12,000)
                                                                         -------------       -------------
             Net cash provided by financing activities............           2,709,543           5,910,241
                                                                         -------------       -------------

 Net increase (decrease) in cash and cash equivalents.............            (230,863)           (841,144)
 Cash and cash equivalents - beginning of period..................             240,438           1,293,142
                                                                        --------------       -------------
 Cash and cash equivalents - end of period........................       $       9,575       $     451,998
                                                                         =============       =============


The accompanying notes are an integral part of these consolidated financial statements.


                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                           ----------------------------------------
                                                                                  2002                  2001
                                                                           ------------------    ------------------

Supplemental schedule of noncash investing and financing activities:
     Land and building acquired under capital lease................              $         -           $   630,794
                                                                                 ===========           ===========

Supplemental disclosures of cash flow information:
    Acquisition of subsidiaries:
      Assets (liabilities) acquired:
        Cash.......................................................              $         -           $   224,584
        Accounts receivable........................................                        -             1,104,156
        Inventories and work in progress...........................                        -             1,278,812
        Other current assets.......................................                        -                 9,080
        Property and equipment.....................................                        -             1,418,879
        Marketable securities......................................                        -               204,573
        Patents and other intangibles..............................                  104,466                     -
        Goodwill...................................................                  207,250             7,596,345
        Other assets...............................................                        -               133,878
        Debt.......................................................                        -              (495,829)
        Accounts payable and accrued liabilities...................                        -              (974,770)
                                                                                 -----------           -----------
                                                                                     311,716            10,499,708

      Common stock issued..........................................                 (189,466)           (1,800,000)
      Promissory notes issued......................................                        -            (1,400,000)
                                                                                 -----------           -----------
        Net cash paid to sellers and transaction costs.............              $   122,250           $ 7,299,708
                                                                                 ===========           ===========

    Cash paid for interest.........................................              $   254,721           $   224,240
                                                                                 ===========           ===========

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

Note 2 - Acquisitions

In January 2002, the Company issued 26,116 shares of common stock valued at $82,309 to the former shareholders of Material Translogistics, Inc. ("MTI"). Under the original acquisition agreement, which had an effective date of June 29, 2001, the shareholders of MTI could receive up to 52,232 additional shares of common stock, contingent upon the execution of two future contracts. One of these contracts became effective in January 2002 and the shares issued above relate to that contract. The other contract had not been executed as of June 30, 2002.

On February 19, 2002, the Company acquired 100% of the common stock of IBS 2000, Inc. ("IBS"), a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry. IBS is in the development stage and has had limited operating history. The Company paid $100,000 in cash and issued 34,000 shares of common stock valued at $107,157 to acquire IBS. Including legal and other transaction costs, the acquisition resulted in the recording of approximately $197,000 of goodwill and other intangibles.

Note 3 - Stock Settlement

In early 2002, the Company became aware of an accounting issue regarding the application of the percentage of completion accounting method in one of the subsidiaries of CESI prior to the Merger, during the time CESI was a private company. Further review resulted in adjustments to the financial statements to reflect a proper application of the percentage of completion accounting method. These adjusted financial statements differed materially from the ones provided to the Company by CESI prior to the Merger. After discussions with representatives of CESI, certain former shareholders of CESI agreed to surrender 180,000 of the common shares which were received by them pursuant to the Merger. On July 19, 2002, these shares were redistributed for the benefit of the shareholders of Flotek Industries, Inc. other than former CESI shareholders. This was accomplished by declaring a stock dividend to all shareholders and securing the agreement of all former CESI shareholders to waive their beneficial interest in the stock dividend. The stock dividend was also waived by all other shareholders who received shares subsequent to the Merger. The net effect of these transactions was to distribute 180,000 shares to the shareholders of Flotek Industries, Inc. Accordingly, with the cancellation of the 180,000 shares surrendered by certain CESI shareholders, there was no net change in the outstanding shares of the Company as a result of this settlement.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Accounts Receivable

At June 30, 2002, the Company had approximately $2,032,000 of accounts receivable from a customer in Venezuela, of which $1,403,000 arose from goods shipped in the first half of 2002 and $629,000 was recorded prior to December 31, 2001. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer and no payments had been received through March 2002. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped until its field operations return to higher activity levels. Our customer is unable to pay for the goods until payment has been received from PDVSA. In the second quarter of 2002 we were informed by PDVSA that field operations would return to higher levels of activity and that acceptance of goods shipped would begin. We received a $200,000 payment in the second quarter, $150,000 in July and product receipts by PDVSA are continuing into the third quarter. We expect to collect the entire June 30, 2002 outstanding balance and have not provided a reserve for doubtful accounts associated with this balance.

Note 5 - Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. Work in progress consists of percentage of completion revenues recognized in excess of customer billings plus any provision for estimated losses on contracts. The components of inventories and work in progress at June 30, 2002 and December 31, 2001 were as follows:

                                                           June 30,             December 31,
                                                             2002                   2001
                                                       ------------------     ------------------

Raw materials......................................          $   347,931            $   496,332
Finished goods.....................................            1,725,207              1,856,011
Manufacturing parts and materials..................              506,160                708,036
Work in progress...................................              421,783              1,000,799
Inventory valuation reserve........................             (288,490)              (357,025)
                                                             -----------            -----------
     Inventories and work in progress, net.........          $ 2,712,591            $ 3,704,153
                                                             ===========            ===========

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6 - Property and Equipment

At June 30, 2002 and December 31, 2001, property and equipment were comprised of the following:

                                                           June 30,           December 31, 2001
                                                             2002
                                                       ------------------     ------------------

Land...............................................          $   138,700            $   145,000
Buildings and leasehold improvements...............            2,224,430              2,115,078
Machinery and equipment............................            1,150,411              1,195,632
Construction in progress...........................              928,626                      -
Furniture and fixtures.............................               67,935                 67,936
Transportation.....................................              620,407                456,690
Computer equipment.................................               90,451                 76,497
                                                             -----------            -----------
    Total property and equipment...................            5,220,961              4,056,833
 Less accumulated depreciation.....................              654,295                384,894
                                                             -----------            -----------
     Net property and equipment....................          $ 4,566,666            $ 3,671,939
                                                             ===========            ===========

Note 7 - Goodwill

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

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Comparative Proforma results of adopting SFAS 142 follow:

                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                             ------------------------------------   ------------------------------------
                                                   2002                2001               2002                2001

                                             ----------------   -----------------   ----------------   -----------------

Net Income (Loss):

   Reported net income (loss).............      $ (1,180,623)       $  (431,564)      $ (1,447,377)       $   (713,393)

   Goodwill amortization..................                 -             87,000                  -             170,181
                                                ------------        -----------       ------------        ------------

   Proforma net income (loss).............      $ (1,180,623)       $  (344,564)      $ (1,447,377)       $   (543,212)
                                                ============        ============      ============        ============

Basic and Diluted earnings per share:

   Reported net income (loss).............      $      (.240)       $     (.147)      $      (.295)       $      (.262)


   Goodwill amortization..................                 -               .030                  -                .062
                                                ------------        -----------       ------------        ------------

   Proforma net income (loss).............      $      (.240)       $     (.117)      $      (.295)       $       (.20)
                                                ============        ===========       ============        ============



Under SFAS 142, the Company must complete its initial assessment of goodwill for possible impairment no later than December 31, 2002. This impairment test is required to be performed for each reporting unit. As of June 30, 2002, the Company had net goodwill of approximately $1.3 million attributable to its Equipment Manufacturing segment. This segment has experienced significant operating losses in recent periods and may be subject to impairment under SFAS
142. However, the Company has not reached a final determination of any potential impairment of goodwill at this time. Additionally, the Company will also assess the goodwill associated with the other segments for potential impairment under SFAS 142, although the other segments have been profitable.

Note 8 - Capital Lease Obligation

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

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 - Notes Payable

Notes payable at June 30, 2002 and December 31, 2001 consisted of the following:

                                                                                     June 30,             December 31,
                                                                                       2002                   2001
                                                                                       ----                   ----
  Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in May 2003, with
    maximum borrowings of $1,414,035 (1)...................................          $ 1,414,035          $ 1,252,966
  Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in January 2003,
    with maximum borrowings of $1,608,100 (2)..............................            1,529,635                   -
  Other notes payable......................................................               30,000               30,000
                                                                                     -----------          -----------
    Total notes payable....................................................          $ 2,973,670          $ 1,282,966
                                                                                     ===========          ===========

(1) Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.
(2) Limited to a borrowing base amount calculated as 50% of eligible accounts receivable and inventory.

Note 10 - Long-Term Debt

Long-term debt at June 30, 2002 and December 31, 2001, consisted of the following:

                                                                                      June 30,            December 31,
                                                                                        2002                 2001
                                                                                        ----                 ----
Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual installments of
     $200,000 each beginning January 2002..................................          $   800,000          $ 1,000,000
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $39,812 including interest, due in January
     2008                                                                              2,271,933            2,439,532
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest, due in
     September 2004........................................................              387,680              464,538
Construction loan payable to bank, bearing interest at the prime rate plus
     1%, payable in monthly installments of $25,923 including interest, due
     in January 2005.......................................................              709,325                    -
Mortgage note on property, bearing interest at 10%, payable in monthly installments of $1,451 including interest, with final payment of
     $111,228 due in December 2002.........................................              112,908              115,877
Notes payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of $1,934 including
     interest, due in May 2006.............................................               79,102               87,620
Secured vehicle and other equipment loans..................................              137,555              109,140
                                                                                     -----------          -----------
     Total.................................................................            4,498,503            4,216,707
     Less current maturities...............................................            1,172,521              876,737
                                                                                     -----------          -----------
         Long-term debt....................................................          $ 3,325,982          $ 3,339,970
                                                                                     ===========          ===========

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 10 - Long-Term Debt (Continued)

The revolving lines of credit and bank notes payable are owed to the Company's primary lending bank and are secured by substantially all of the assets of the Company. They have also been personally guaranteed by an officer of the Company.

Note 11 - Net Loss Per Common Share

Net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Dilutive loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. There were no potentially dilutive common shares as of June 30, 2002 or December 31, 2001.

Note 12 - Segment Information

The Company has three reportable segments, as follows:

      o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well stimulation, cementing and production.

      o The Equipment Manufacturing segment designs, manufactures and rebuilds specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport. This segment also designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

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

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The following table presents the revenues and operating income by business segment and on a comparable basis:

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 --------------------------------   ----------------------------------
                                                      2002             2001              2002              2001
                                                 ---------------  ----------------  ----------------  ----------------

     Revenues:
        Specialty Chemicals..................     $ 1,597,409       $ 1,828,400       $ 2,900,339        $ 3,818,510
        Equipment Manufacturing..............       1,096,315           688,357         2,206,483          1,387,928
        Downhole Equipment...................         686,570                 -         1,933,055                  -
                                                  -----------       -----------       -----------        -----------

          Consolidated.......................     $ 3,380,294       $ 2,516,757       $ 7,039,877        $ 5,206,438
                                                  ===========       ===========       ===========        ===========

     Income (loss) from operations:
        Specialty Chemicals..................     $   142,228       $   274,897       $   260,732        $   711,722
        Equipment Manufacturing..............        (673,863)         (390,558)         (870,846)          (940,804)
        Downhole Equipment...................         (57,836)                -           396,669                  -
        Corporate and Other..................        (406,554)         (197,614)         (958,627)          (341,922)
                                                  -----------       -----------       -----------        -----------
          Consolidated.......................     $  (996,025)       $ (313,275)      $ 1,172,072        $  (571,004)
                                                  ===========       ===========       ===========        ===========

Note 13 - Subsequent Events (Unaudited)

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Oklahoma Facilities LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. The note is secured by an account receivable from the Company's major customer in Venezuela. The note bears interest at 4.25% over prime with payments of interest only for the first three months and fixed payments of $8,045 per month thereafter. The note is due upon the collection of the account receivable, but in any event must be paid in full by August 1, 2003. Proceeds from the loan will be used to meet general corporate purposes.

At June 30, 2002 the Company was not in compliance on its borrowing base requirements for its revolving lines of credit as detailed in Footnote 9 to the Consolidated Financial Statements due primarily to the over 90 day accounts receivable that are excluded from the eligible asset base in the borrowing base calculation. The majority, approximately $1,594,000 of the over 90 day accounts receivable relates to amounts due from a customer in Venezuela as further explained in Footnote 4 to the Consolidated Financial Statements. On August 8, 2002, the Lender for the revolving lines of credit, granted the Company a 90 day waiver from excluding the over 90 day accounts receivable in the borrowing base calculation. The wavier expires on October 1, 2002. With the wavier, the Company is in compliance with its revolving line credit agreements.

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

The Company's product lines are divided into three segments within the oilfield service industry:

       o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well stimulation, cementing and production.

       o The Equipment Manufacturing segment designs, manufactures and rebuilds specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport. This segment also designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

       o The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

All of the Company's businesses serve the oil and gas industry and are affected by changes in the worldwide demand for and price of oil and natural gas. The majority of our products are dependent on the level of exploration and development activity and the completion phase of oil and gas well drilling. Other products and services, such as our Petrovalve downhole pump products and certain of our specialty chemicals are more closely tied to the production of oil and gas and are less dependent on drilling activity.

The oil and gas industry has been subject to significant volatility in recent years due to changes in the demand, supply and pricing of oil and natural gas. The U.S. rig count, as measured by Baker Hughes Incorporated, began 2001 at around 1,100 active rigs and reached a peak of almost 1,300 in July 2001. During the third quarter of 2001, the demand for oil and natural gas began to weaken in response to slowing growth in worldwide economies. This resulted in a slowdown in North American drilling rig activity, with a steady decline in the rig count during the second half of 2001 until it had reached a level of just under 900 active rigs at December 31, 2001. During the quarter ended June 30, 2002, the U.S. rig count decline stopped and has steadily increased from a low of 738 to 840 active rigs working at the end of the quarter. In addition, natural gas prices and crude oil prices have maintained their stability in the second quarter compared to the first yielding approximately $3.40 per MCF and $27.00 per barrel, respectively at the end of the quarter. We anticipate that our business will benefit from these stable oil and gas commodity prices.

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


Results of Operations

Six months ended June 30,                                    2002                2001
                                                       -----------------    ----------------

Revenues...........................................         $ 7,039,877          $5,206,438
Cost of revenues...................................           4,470,774           3,258,498
                                                             ----------          ----------
   Gross margin....................................           2,569,103           1,947,940
                                                             ----------          ----------
   Gross margin %..................................               36.5%               37.4%

Selling, general and administrative................           3,336,671           2,219,254
Depreciation and amortization......................             318,854             294,326
Research and development...........................              85,650               5,364
                                                             ----------          ----------
   Total expenses..................................           3,741,175           2,518,944

                                                             ----------          ----------
   Operating income (loss).........................          (1,172,072)           (571,004)
                                                             ----------          ----------
   Operating income (loss) %.......................             (16.6%)             (11.0%)

Interest expense...................................            (276,415)           (224,240)
Interest income....................................                   -              37,751
Other, net.........................................               1,110              44,100
                                                             ----------          ----------
    Other income (expense), net....................            (275,305)           (142,389)

                                                             ----------          ----------
    Pre-tax income (loss)..........................         $(1,447,377)         $ (713,393)
                                                             ==========          ==========

Total revenues increased by $1,833,439 or 35.2%, in the first six months of 2002 compared to the comparable period in 2001. As discussed in the segment analysis below, the Specialty Chemicals segment experienced a significant drop in revenues in 2002 compared to 2001, while the Equipment Specialties and Downhole Equipment segments had higher revenues in the first six months of 2002, although these increases resulted primarily from business combinations whose operations were not reflected in the first quarter of 2001.

On an aggregate basis, the gross margin as a percentage of revenues decreased from 37.4% in 2001 to 36.5% in 2002. The gross margin is best analyzed on a segment by segment basis, discussed below, as the margin varies significantly between operating segments and can vary significantly from period to period in certain of our operating segments.

Selling, general and administrative ("SG&A") costs represent the costs of selling, operations and overhead expenses not directly attributable to products sold or services rendered. The revenues from services are less than 10% of consolidated revenues and the direct costs of providing these services are included in cost of revenues. SG&A amounted to 47.4% of revenues in 2002, an increase of 4.8% of revenues from the level of 42.6% in 2001. The costs of administration increased as a result of the merger and the increased size and complexity of the Company. Also, administration costs increased in the second quarter of 2002 due to activities associated with the stock settlement as explained in Note 3 to the Consolidated Financial Statements.

Interest expense increased approximately $52,000 in the first half of 2002 compared to same period in 2001. The average amount of outstanding debt under the Company's credit agreements was higher in 2002 as a result of the financing of capital expenditures and increased working capital needs during the year. In addition, payments associated with the long-term capital lease mentioned in footnote 8 to the Consolidated Financial Statements started in the second quarter of 2002. The majority of the Company's indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Results by Segment

Specialty Chemicals

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                  --------------------------      ---------------------------
                                                      2002          2001              2002           2001
                                                  ------------ -------------      ------------   ------------

     Revenues................................     $ 1,597,409    $ 1,828,400      $ 2,900,339    $ 3,818,510
     Gross margin............................     $   671,467    $   689,672      $ 1,185,811    $ 1,698,832
         Gross margin percentage.............           42.0%          37.7%            40.9%          44.5%

     Operating income........................     $   142,228    $   274,897      $   260,732    $   711,722
         Operating margin percentage.........            8.9%          15.0%             9.0%          18.6%

Specialty Chemical revenues decreased $918,000, or 24%, in the first six months of 2002 compared to the same period in 2001. Sales in this segment are heavily dependent on drilling activity and the decrease in revenue is primarily attributable to sharply lower drilling activity in the first half of 2002 compared to 2001. Average product pricing levels in this segment declined as lower demand caused our pricing to come under pressure.

The gross margin in this segment also declined from 44.5% for the first six months of 2001 to 40.9% in the same comparable period for 2002. In certain cases, in trying to maintain sales levels and market share, we sold our products at a lower gross margin. The combination of lower revenues and lower gross margins had a significant adverse effect on our operating margin and overall levels of operating income.

Operating income fell $451,000, or 63%, in the first six months of 2002 compared to the same period in 2001, primarily as a result of lower revenues and gross margins. We took actions to reduce selling, general and administrative expenses in this segment to keep these costs in line with the reduced revenue levels. However, these costs could not be reduced at the same rate as revenue resulting in a significant decrease in operating income margin percentage in this segment from 18.6% in 2001 to 9.0% in 2002.

Operating results for the second quarter of 2002 compared to the same period in 2001 were lower for much of the same reasons as mentioned above regarding the first six months of 2002. Gross margins improved between periods by 4.3% from 37.7% in 2001 to 42.0% in 2002 primarily due to changes in product mix.

Equipment Manufacturing



                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 --------------------------------  ----------------------------------
                                                      2002             2001             2002              2001
                                                 ---------------  ---------------  ---------------  -----------------

     Revenues................................     $ 1,096,315         $   688,357      $ 2,206,483       $ 1,387,928
     Gross margin............................     $    11,749         $   125,772      $   294,743       $   249,108
         Gross margin percentage.............            1.1%               18.3%            13.4%             17.9%

     Operating income........................     $  (673,863)        $  (390,558)     $  (870,846)      $  (940,804)
         Operating margin percentage.........          (61.5%)             (56.7%)          (39.5%)           (67.8%)

Equipment Manufacturing revenues increased $819,000, or 59.0%, in the first six months of 2002 over 2001 levels. This increase primarily resulted from the addition of Material Translogistics, Inc. ("MTI"), a company that was acquired on June 29, 2001. Under purchase accounting, MTI's results of operations are included only for periods subsequent to the acquisition; therefore it is not reflected in the results for the 2001 period. During the first six months of 2002, MTI had revenues of $1,076,000 and positive operating income of $48,000. We continued to experience poor results in our Equipment Specialties operations (formerly Neal's Technology, Inc.), although we initiated substantial cost reduction measures during the first quarter of 2002.

The gross margin percentage for the first six months decreased from 17.9% in 2001 to 13.4% in 2002, primarily as a result of poor results in the second quarter of 2002. Our loss increased significantly in the second quarter of 2002 as we experienced cost overruns completing two large jobs and also incurred additional costs to repair units which had been completed in 2001.

Subsequent to the Merger, the Company replaced the management of this segment and focused significant efforts and financial resources on improving the performance of this segment, including the implementation of improved operating procedures, better accounting controls and proper documentation of work processes. The Company also initiated cost reduction measures in response to lower revenue levels and reduced sales expectations. While significant improvements have been made, this segment continued to operate at a loss.

We faced a difficult market outlook for the equipment manufacturing operations in this segment during the first half of the year. Requests for bids and orders for new manufactured equipment slowed significantly. We have recently seen an increase in bidding activity and have secured some new orders for the second half of the year. Management is continuing to solicit new orders. While the outlook for increased revenues has improved in recent months, the Company cannot give assurance that it will not continue to experience losses in its equipment manufacturing operations.

The outlook for MTI's operations within this segment, consisting of the design, construction and management of bulk material handling and loading facilities, is much more positive. Based on the current work in progress and outstanding bids in response to requests for quotations, management believes that the revenues and operating margin attributable to these operations will continue to increase over the remainder of 2002. However, there can be no assurance that the Equipment Manufacturing segment as a whole will be profitable. As more fully discussed in Note 7 of the Notes to Consolidated Financial Statements, there is approximately $1.3 million of net goodwill attributable to this segment, all or some portion of which may be subject to an impairment charge based on new accounting requirements which must be implemented by the end of 2002.

Downhole Equipment

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                              June 30,
                                                  -------------------------------      -----------------------------
                                                        2002           2001            2002           2001
                                                  --------------  ---------------      -------------  --------------

        Revenues................................  $   686,570         $         -      $ 1,933,055       $         -
        Gross margin............................  $   325,117         $         -      $ 1,088,549       $         -
            Gross margin percentage.............        47.4%                   -            56.3%                 -

        Operating income........................  $   (57,836)        $         -      $   396,669       $         -
            Operating margin percentage.........       (8.4%)                   -            20.5%                 -

The Downhole Equipment segment became part of the consolidated group after the Merger became effective on October 31, 2001. These operations, which consist of manufacturing and marketing the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers, were the original operations of Flotek Industries, Inc. prior to the Merger. Since the Merger was recorded for accounting purposes as a reverse merger, the results of operations of this segment were included in the consolidated results of operations only for periods subsequent to the Merger and are not reflected in the first half of 2001.

Our Petrovalve sales, totaling $1,429,000 in the first half of 2002, were almost exclusively to one customer in Venezuela. As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements and the Capital Resources and Liquidity section, below, this customer has not paid for these goods within the customary payment terms. These sales carry a high gross margin and are significantly profitable to this segment. Sales of the Turbeco line of casing centralizers, which constitute the balance of the revenues in this segment, are very dependent on the level of drilling activity and have suffered from lower demand. We have recently seen signs of improvement in this line of business and are positive about the outlook for the balance of the year.

Capital Resources and Liquidity

In the first six months of 2002, the Company sustained a net loss of $1,447,377 and had negative cash flow from operations of $1,665,000. These losses resulted primarily from the poor operating results in the Equipment Manufacturing segment, although the losses were reduced from the levels in 2001 for this segment. As discussed above, management has taken and will continue to take appropriate steps to improve performance and attempt to limit the losses in this segment. The negative cash flow resulted primarily from the operating loss mentioned above and from delays in collecting accounts receivable from sales to a Venezuelan customer, as discussed below.

As of June 30, 2002, net working capital was negative approximately $783,000, resulting in a current ratio of .89 to 1. Inventories have decreased significantly, approximately $992,000, during the first six months of 2002 primarily due to completion of manufactured equipment projects.

As disclosed in Note 4 of the Notes to Consolidated Financial Statements, at June 30, 2002, the Company had approximately $2,032,000 of accounts receivable from a customer in Venezuela, of which $1,403,000 arose from goods shipped in the first half of 2002 and $629,000 was recorded prior to December 31, 2001. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of

Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped until its field operations return to higher activity levels. Our customer is unable to pay for the goods until payment has been received from PDVSA. In the second quarter of 2002 we were informed by PDVSA that field operations would return to higher levels of activity and that acceptance of goods shipped would begin. We received a $200,000 payment in the second quarter, $150,000 in July and product receipts by PDVSA are continuing into the third quarter. We fully expect to collect the entire outstanding balance and have not provided a reserve for doubtful accounts associated with this balance. The delay in collecting this accounts receivable balance has had a significant adverse effect on the cash flow of the Company. Additionally, all invoice amounts which are greater than 90 days old cannot be included in the borrowing base under our lines of credit.

During the first quarter of 2002, the Company entered into a sale and leaseback transaction regarding its Equipment Manufacturing facility in Duncan, Oklahoma. This transaction resulted in net cash proceeds to the Company of $761,000. The Company simultaneously entered into an agreement to lease back the facility over ten years. This transaction has been recorded as a capital lease.

The Company has borrowed $2.58 million in the first six months of 2002 under its line of credit arrangements, including a new $1.6 million line of credit which was executed in January of 2002. In addition, our primary lending bank has extended a $1.4 million line of credit until May 29, 2003. We also made total debt service payments of approximately $608,000 during the first six months of this year. The company has estimated minimum debt service obligations in 2002 of $1.8 million. This amount includes the minimum principal and interest payments on the new credit agreements mentioned above and in Note 13 of the Consolidated Financial Statements and the capital lease obligation incurred during the first quarter of 2002.

Capital expenditures in the first six months of 2002 were $1,197,000. The majority of these capital expenditures relate to a bulk material transload facility which the Company is constructing in Raceland, Louisiana and a paint shop for Equipment Specialties in Duncan, Oklahoma. With the exception of the capital expenditures required to complete the construction of the Raceland transload facility, the Company does not at this time expect to have any major requirements for capital expenditures in the remainder of 2002.

The Company believes its operations are capable of generating sufficient cash flow to meet its debt service obligations. However, we face a challenging near-term industry environment and there are many factors involved in executing our business strategy which are beyond our control. In particular, it is critical that we continue to successfully collect amounts due from our Venezuelan customer. In the event we are unable to collect the remaining amounts due in the near future or if we are unable to successfully limit our losses in the Equipment Manufacturing segment, the Company may be forced to seek additional equity or debt financing to meet working capital needs. There can be no assurance that the Company would be able to secure such financing on terms which would be acceptable to it. Accordingly, investors are advised that the Company faces significant financial risks in the next year as we attempt to meet these challenges.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On May 1, 2002, Milam Tool Company and the Estate of Jack J. Milam filed a complaint against Flotek Industries, Inc., Turbeco, Inc., and Jerry D. Dumas, Sr., individually, in the United States District Court for the Southern District of Texas, Houston Division. The complaint asserts that the sale of TURBO-LOK turbulators, which are part of the Company's Downhole Equipment segment, violates an agreement among the parties and infringes a United States patent controlled by the plaintiffs. Plaintiffs seek injunctive relief and unspecified damages. The Company has answered the complaint. At a Scheduling Conference on July 3, the court deferred discovery on issues related to damage allegations and entered a scheduling order governing the consideration of liability issues. The court did not set a trial date, but did schedule a hearing on May 16, 2003 to consider construction of the claims of the Milam patent. The Company strongly denies the assertions in the complaint and intends to vigorously contest this matter.

On May 14, 2002, the Company filed suit against Casetech International, Larry Carroll, Wallace Robertson and Mark G. Verret ("Defendants") in the 270th Judicial District Court of Harris County, Texas. The Petition asserts that the Defendants converted the Company's trade secrets and confidential information, usurped corporate opportunity away from the Company, defamed the Company and breached certain fiduciary duties owed to the Company. On July 18, 2002, the Court entered a Docket Order setting the case for trial for the two-week term of Court beginning April 7, 2003. Very little discovery has taken place; however, it is anticipated that depositions will begin within the next 60 days. The Company intends to vigorously prosecute the claims and causes of action asserted in this matter.


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

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number   Description of Exhibit
------   ----------------------

10.1 Promissory Note, Loan Agreement and Security Agreement dated January 7, 2002 by and between Legacy Bank and Flotek Industries, Inc.

10.2 Promissory Note, Loan Agreement and Security Agreement dated January 4, 2002 by and between Legacy Bank and Flotek Industries, Inc.

10.3 Promissory Note and Collateral Assignment Agreement dated July 25, 2002 by and between Oklahoma Facilities, LLC and Flotek Industries, Inc.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2002. This form 8-K reported the redistribution of shares, as announced by Flotek Industries, Inc. (the "Company") on May 21, 2002, resulting from the merger of the Company and Chemical & Equipment Specialties, Inc. ("CESI") on October 31, 2001 (the "Merger"). As a result of accounting issues, certain former shareholders of CESI agreed to surrender 180,000 of the common shares which were received by them pursuant to the Merger. This redistribution of the shares received in the Merger resulted from an adjustment to the results of operations of Neal's Technology, Inc., a subsidiary of CESI, in the financial statements of CESI for the six month period ended June 30, 2001, to reflect an improper application of the percentage of completion accounting method. No financial statements were filed in connection with this report.


                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLOTEK INDUSTRIES, INC.


Date: August 14, 2002                   /s/ Jerry D. Dumas, Sr.
                                        ----------------------------------------
                                        Jerry D. Dumas, Sr.
                                        Chairman and Chief Executive Officer