Form 10QSB
period 2002-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2002-11-12
CIK 928054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


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

                                 Yes [x] No [_]


The number of shares of the Registrant's common stock outstanding on November 12, 2002 was 4,910,812.


           Transitional Small Business Disclosure Format (check one):

                            Yes [_] No [x]

                                TABLE OF CONTENTS



Part I.           FINANCIAL INFORMATION

Item 1.           Financial Information

                      Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statement of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements
                        1.      General
                        2.      Acquisitions
                        3.      Stock Settlement
                        4.      Accounts Receivable
                        5.      Inventories and Work in Progress
                        6.      Property, Plant and Equipment
                        7.      Goodwill and Other Intangible Assets
                        8.      Capital Lease Obligation
                        9.      Notes Payable
                        10.     Long-Term Debt
                        11.     Net Loss Per Common Share
                        12.     Segment Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4.           Controls and Procedures


PART II.OTHER INFORMATION

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Exhibits

Signatures

Exhibits:         10.1 Change in Terms Agreement dated September 16, 2002 by and between Legacy Bank and Flotek Industries, Inc.

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1

Item 1 - Financial Information


                                                  FLOTEK INDUSTRIES, INC.
                                                CONSOLIDATED BALANCE SHEETS




                                                                                 September 30,         December 31,
                                                                                     2002                  2001
                                                                              -----------------      -----------------
                                                                                 (Unaudited)

                                 ASSETS
Current assets:
    Cash and cash equivalents.........................................           $     24,795          $    240,438
    Accounts receivable, less reserve of $11,073 and $208,333, as of
      September 30, 2002 and December 31, 2001, respectively..........              2,804,376             2,189,566
    Inventories and work in progress..................................              2,494,943             3,704,153
    Other current assets..............................................                190,127                24,735
                                                                                 ------------          ------------
         Total current assets.........................................              5,514,241             6,158,892
                                                                                 ------------          ------------

Property, plant and equipment, net....................................              4,449,050             3,671,939
Goodwill, net.........................................................             12,866,346            13,111,840
Patents and other intangible assets, net..............................                262,534               191,333
Other assets..........................................................                 36,824                87,253
                                                                                 ------------          ------------
         Total assets.................................................           $ 23,128,995          $ 23,221,257
                                                                                 ============          ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..................................................           $  2,409,454          $  2,225,219
    Accrued liabilities...............................................                192,501               722,910
    Amounts due to related parties....................................                120,839               132,855
    Notes payable.....................................................              3,522,916             1,282,966
    Current portion of long-term debt.................................              1,162,615               876,737
    Capital lease obligations, current portion........................                 50,044               633,894
                                                                                 ------------          ------------
        Total current liabilities.....................................              7,458,369             5,874,581
                                                                                 ------------          ------------

 Long-term debt.......................................................              3,069,632             3,339,970
 Capital lease obligations, long-term.................................              1,331,166                     -

 Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000 shares authorized, no
         shares issued................................................                      -                     -
     Common stock, $.0001 par value, 20,000,000 shares authorized,
         4,910,812 and 4,850,696 shares issued
         and outstanding as of September 30, 2002 and
         December 31, 2001, respectively..............................                    491                   485
     Additional paid-in capital.......................................             15,762,346            15,572,886
     Accumulated deficit..............................................             (4,493,009)           (1,566,665)
                                                                                 ------------          ------------
         Total stockholders' equity...................................             11,269,828            14,006,706
                                                                                 ------------          ------------
         Total liabilities and stockholders' equity...................           $ 23,128,995          $ 23,221,257
                                                                                 ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

                                                FLOTEK INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)



                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                                 -----------------------------       ------------------------------

                                                    2002              2001               2002               2001
                                                 -----------       -----------       -----------        -----------


Revenues..................................       $ 2,950,668       $ 4,893,622       $ 9,990,544        $10,100,060

Cost of revenues..........................         1,982,395         3,804,540         6,502,864          7,063,038
                                                 -----------       -----------       -----------        -----------

Gross margin..............................           968,273         1,089,082         3,487,680          3,037,022
                                                 -----------       -----------       -----------        -----------

Expenses:
   Selling, general and administrative....         1,596,687           325,461         4,883,663          2,544,716
   Depreciation and amortization..........           179,468           198,847           498,322            493,173
   Research and development...............            23,582            10,841           109,232             16,205
                                                 -----------       -----------       -----------        -----------
     Total expenses.......................         1,799,737           535,149         5,491,217          3,054,094
                                                 -----------       -----------        ----------        -----------

Income (loss) from operations.............          (831,464)          553,933        (2,003,537)           (17,072)

Other income (expense):
   Interest expense.......................          (191,282)          (58,715)         (467,697)          (282,955)
   Interest income........................                 8             9,796               243             47,547
   Other, net.............................            (3,484)          (23,666)           (2,608)            20,435
                                                 -----------       -----------       -----------        -----------
       Total other income (expense).......          (194,758)          (72,585)         (470,062)          (214,973)
                                                 -----------      ------------       -----------        -----------

Income (loss) before
 cumulative effect of change in
 accounting principle.....................       $(1,026,222)      $   481,348       $(2,473,599)       $  (232,045)
                                                 ===========       ===========       ===========        ===========

Cumulative effect of change in
 accounting principle net of
 income tax benefit.......................                 -                 -          (452,745)                 -
                                                 -----------       -----------       -----------        -----------


Net income (loss).........................       $(1,026,222)      $   481,348       $(2,926,344)       $  (232,045)
                                                 ===========       ===========       ===========        ===========
Basic and diluted income (loss)
 per common share before
 cumulative effect of change in
 accounting principle.....................       $     (.209)      $      .162       $     (.504)       $     (.083)
                                                 ===========       ===========       ===========        ===========

Cumulative effect of change in
 accounting principle.....................       $         -       $         -       $     (.092)       $         -
                                                 ===========       ===========       ===========        ===========


                                               FLOTEK INDUSTRIES, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                                   (UNAUDITED)


                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                                 -----------------------------       ------------------------------
                                                    2002                2001               2002                2001
                                                 -----------       -----------       -----------        -----------

Basic and diluted net income
 (loss) per common share..................       $     (.209)      $      .162       $     (.596)       $     (.083)
                                                 ===========       ===========       ===========        ===========


Weighted average number of
 shares outstanding.......................         4,910,812         2,974,579         4,904,709          2,796,885
                                                 ===========       ===========       ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.


                                         FLOTEK INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (UNAUDITED)




                                                      Common Stock         Additional
                                                      ------------           Paid-in       Accumulated
                                                    Shares      Amount       Capital         Deficit        Total
                                                    ------     -------       -------         -------        -----

Balance at December 31, 2001....................   4,850,696   $   485    $ 15,572,886    $(1,566,665) $14,006,706

Common stock issued in acquisitions..............     60,116         6         189,460              -      189,466

Net loss.........................................          -         -               -     (2,926,344)  (2,926,344)
                                                   ---------   -------    ------------    -----------  -----------


Balance at September 30, 2002...................   4,910,812   $   491    $ 15,762,346    $(4,493,009) $11,269,828
                                                   =========   =======    ============    ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                                FLOTEK INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          -------------------------------
                                                                              2002               2001
                                                                          ------------       ------------

 Cash flows from operating activities:
     Net loss.....................................................        $ (2,926,344)      $   (232,045)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization...........................             498,322            493,173
          Imputed interest expense................................                  -              22,031
          (Gain)loss on sale of assets............................               2,558             20,435
          Impairment of goodwill..................................             452,745                  -
          (Increase) decrease in:
            Accounts receivable...................................            (614,810)          (305,960)
            Inventories and work in progress......................           1,209,210         (1,071,376)
            Other current assets..................................            (165,392)           (77,931)
            Accounts payable and accrued liabilities..............            (346,174)           554,849
                                                                          ------------       ------------
             Net cash used in operating activities................          (1,889,885)          (596,824)
                                                                          ------------       ------------

 Cash flows from investing activities:
      Acquisition of subsidiaries, net............................            (122,250)        (7,219,513)
      Capital expenditures........................................          (1,357,695)        (1,157,766)
      Proceeds from sales of assets...............................             110,312            230,888
      Deposits and other..........................................              44,189                  -
                                                                          ------------       ------------
             Net cash used in investing activities................          (1,325,444)        (8,146,391)
                                                                          ------------       ------------

 Cash flows from financing activities:
      Issuance of stock for cash..................................                   -          4,112,000
      Proceeds from borrowings....................................           3,131,215          3,830,721
      Proceeds from sale/leaseback transaction....................             761,000                  -
      Repayments of indebtedness..................................            (865,945)          (346,883)
      Proceeds from (payments to) related parties.................             (12,016)                 -
      Principal payments on capital leases........................             (14,568)           (21,000)
                                                                          ------------       ------------
             Net cash provided by financing activities............           2,999,686          7,574,838
                                                                          ------------       ------------

 Net decrease in cash and cash equivalents........................            (215,643)        (1,168,377)
 Cash and cash equivalents - beginning of period..................             240,438          1,293,142
                                                                          ------------       ------------
 Cash and cash equivalents - end of period........................        $     24,795       $    124,765
                                                                          ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                                          FLOTEK INDUSTRIES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                               (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                              ------------------------------------
                                                                                    2002                  2001
                                                                              -----------------    ---------------
Supplemental schedule of noncash investing and financing activities:
     Land and building acquired under capital lease................                 $      -            $  630,794
                                                                                    ========            ==========

Supplemental disclosures of cash flow information:
    Acquisition of subsidiaries:
      Assets (liabilities) acquired:
        Cash.......................................................                 $      -            $  224,584
        Accounts receivable........................................                        -             1,104,156
        Inventories and work in progress...........................                        -             1,278,812
        Other current assets.......................................                        -                 9,080
        Property and equipment.....................................                        -             1,498,073
        Marketable securities......................................                        -               204,573
        Patents and other intangibles..............................                  104,466                     -
        Goodwill...................................................                  207,250             7,671,530
        Other assets...............................................                        -                21,770
        Debt.......................................................                        -              (495,829)
        Accounts payable and accrued liabilities...................                        -              (979,149)
                                                                                    --------            ----------
                                                                                     311,716            10,537,600

      Common stock issued..........................................                 (189,466)           (1,950,000)

      Promissory notes issued......................................                        -            (1,400,000)
                                                                                    --------            ----------

        Net cash paid to sellers and transaction costs.............                 $122,250            $7,187,600
                                                                                    ========            ==========

    Cash paid for interest.........................................                 $467,697            $  282,955
                                                                                    ========            ==========


                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Note 1 - General

The condensed consolidated financial statements included herein are unaudited and have been prepared by Flotek Industries, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company's organization and Note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements reflect all adjustments which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented and the Company believes that the disclosures included herein are adequate to make the interim information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Note 2 - Acquisitions

In January 2002, the Company issued 26,116 shares of common stock valued at $82,309 to the former shareholders of Material Translogistics, Inc. ("MTI"). Under the original acquisition agreement, which had an effective date of June 29, 2001, the shareholders of MTI could receive up to 52,232 additional shares of common stock, contingent upon the execution of two future contracts. One of these contracts became effective in January 2002 and the shares issued above relate to that contract. The other contract had not been executed as of September 30, 2002.

On February 19, 2002, the Company acquired 100% of the common stock of IBS 2000, Inc. ("IBS"), a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry. IBS is in the development stage and has had limited operating history. The Company paid $100,000 in cash and issued 34,000 shares of common stock valued at $107,157 to acquire IBS. Including legal and other transaction costs, the acquisition resulted in the recording of approximately $197,000 of goodwill and other intangibles. Revenue and operations of IBS were immaterial.

Note 3 - Stock Settlement

In early 2002, the Company became aware of an accounting issue regarding the application of the percentage of completion accounting method in one of the subsidiaries of CESI prior to the merger of Flotek and CESI (the "Merger"), during the time CESI was a private company. Further review resulted in adjustments to the financial statements to reflect a proper application of the percentage of completion accounting method. These adjusted financial statements differed materially from the ones provided to the Company by CESI prior to the Merger. After discussions with representatives of CESI, certain former shareholders of CESI agreed to surrender 180,000 of the common shares which were received by them pursuant to the Merger. On July 19, 2002, these shares were redistributed for the benefit of the shareholders of Flotek Industries, Inc. other than former CESI shareholders. This was accomplished by declaring a stock dividend to all shareholders and securing the agreement of all former CESI shareholders to waive their beneficial interest in the stock dividend. The stock dividend was also waived by all other shareholders who received shares subsequent to the Merger. The net effect of these transactions was to distribute 180,000 shares to the shareholders of Flotek Industries, Inc. Accordingly, with the cancellation of the 180,000 shares surrendered by certain CESI shareholders, there was no net change in the outstanding shares of the Company as a result of this settlement.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Note 4 - Accounts Receivable

At September 30, 2002, the Company had approximately $1,403,000 of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped until its field operations return to higher activity levels. Our customer is unable to pay for the goods until payment has been received from PDVSA. In the second quarter of 2002 we were informed by PDVSA that field operations would return to higher levels of activity and that acceptance of goods shipped would begin. During the second and third quarters of 2002, we received payments totaling $200,000 and $629,000, respectively, and PDVSA is continuing to accept goods previously shipped. We expect to collect the entire September 30, 2002 outstanding balance and have not provided a reserve for doubtful accounts associated with this balance.

Note 5 - Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. Work in progress consists of percentage of completion revenues recognized in excess of customer billings plus any provision for estimated losses on contracts. The components of inventories and work in progress at September 30, 2002 and December 31, 2001 were as follows:





                                                         September 30,          December 31,
                                                             2002                   2001
                                                       ------------------     ------------------
Raw materials......................................          $   340,049            $   496,332
Finished goods.....................................            1,572,113              1,856,011
Manufacturing parts and materials..................              272,405                708,036
Work in progress...................................              660,614              1,000,799
Inventory valuation reserve........................             (350,238)              (357,025)
                                                             -----------            -----------
     Inventories and work in progress, net.........          $ 2,494,943            $ 3,704,153
                                                             ===========            ===========

                                FLOTEK INDUSTRIES, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Note 6 - Property, Plant and Equipment

At September 30, 2002 and December 31, 2001, property, plant and equipment were comprised of the following:

                                                         September 30,        December 31, 2001
                                                             2002
                                                       ------------------     ------------------
Land                                                         $   118,700            $   145,000
Buildings and leasehold improvements...............            3,184,334              2,115,078
Machinery and equipment............................            1,148,741              1,195,632
Furniture and fixtures.............................               67,936                 67,936
Transportation.....................................              612,407                456,690
Computer equipment.................................              116,850                 76,497
                                                             -----------            -----------
    Total property and equipment...................            5,248,968              4,056,833
 Less accumulated depreciation.....................             (799,918)              (384,894)
                                                             -----------            -----------
     Net property and equipment....................          $ 4,449,050            $ 3,671,939
                                                             ===========            ===========

Note 7 - Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In the third quarter, we completed our initial assessment of goodwill impairment as required under SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142, the Company determined, with the assistance of an independent appraiser, that the carrying value of goodwill and related assets of the Equipment Specialties reporting unit exceeded its fair value. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment which consists of two reporting units, Equipment Specialties and MTI. As a result, the Company recognized a charge to income of $452,745 ($.092 loss per share) for the Equipment Specialties reporting unit which represents all of this unit's goodwill. Our test concluded there was no impairment for MTI. The goodwill impairment is reflected as the cumulative effect of change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company's other intangible assets had definitive lives and were being amortized accordingly.

Following is a reconciliation of goodwill:

 Beginning balance, December 31, 2001...............         $13,111,840
 Acquisitions.......................................             207,251
 Goodwill impairment, January 1, 2002
   associated with the Equipment Specialties
   reporting unit...................................            (452,745)
                                                             ------------
  Ending balance, September 30, 2002................         $ 12,866,346
                                                             ============

                                        FLOTEK INDUSTRIES, INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Following is a reconciliation of the reported net income (loss) to the adjusted net income (loss) reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

                                                     Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                                -------------------------------       ------------------------------

                                                    2002                2001               2002                2001
                                                ------------      -------------       ------------      ------------

Reported net income (loss):

   Reported net income (loss).............      $ (1,026,222)     $     481,348       $ (2,926,344)     $   (232,045)

   Add back: Cumulative effect of
    accounting change for
    impairment of goodwill................                 -                  -            452,745                 -


               Goodwill amortization......                 -            101,293                  -           271,474
                                                ------------      -------------       ------------      ------------


   Adjusted net income (loss).............      $ (1,026,222)     $     582,641       $ (2,473,599)     $     39,429
                                                ============      =============       ============      ============
Basic and Diluted earnings per share:

   Reported net income (loss).............      $      (.209)     $        .162       $      (.596)     $      (.083)

   Add back: Cumulative effect of
    accounting change for
    impairment of goodwill................                 -                  -              (.092)                -

               Goodwill amortization......                 -               .034                  -              .097
                                                ------------      -------------       ------------      ------------

   Adjusted net income (loss).............      $      (.209)     $        .196       $      (.504)     $       .014
                                               =============      =============       ============      ============


Since the impairment review was not performed until the third quarter of 2002, SFAS No. 142 requires that the result be recorded in the Company's first reporting period which is the quarter ended March 31, 2002. Thus, the first quarter's results were restated to reflect the impact of the impairment charge. The following table reports the effects of recording the goodwill impairment on previously reported net income (loss) for the three months and six months ended March 31, 2002 and June 30, 2002, respectively.

                                        FLOTEK INDUSTRIES, INC.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Restated operating results for effect of cumulative change in accounting principle:

                                                                    Three Months Ended      Six Months Ended
                                                                      March 31, 2002         June 30, 2002
                                                                   ---------------------   -------------------

    Reported loss before cumulative effect
     of change in accounting principle............................      $  (266,754)         $(1,447,377)

    Goodwill impairment...........................................         (452,745)            (452,745)
                                                                        -----------          -----------

    Net loss......................................................      $  (719,499)         $(1,900,122)
                                                                        ===========          ===========

    Reported basic and diluted loss per common share
     before cumulative effect of change in accounting
     principle....................................................      $     (.055)         $     (.295)


    Cumulative effect of change in accounting principle...........            (.092)               (.092)
                                                                        -----------          -----------


    Restated basic and diluted net loss per common share..........      $     (.147)         $     (.387)
                                                                        ===========          ===========

The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. As of September 30, 2002, the Company did not recognize any impairment associated with its long-lived assets.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Other intangible assets are comprised of the following:

                                                     September 30, 2002                     December 31, 2001
                                             ------------------------------------  -------------------------------------
                                             Gross Carrying       Accumulated         Gross Carrying       Accumulated
                                                 Amount           Amortization           Amount            Amortization
                                             ----------------   -----------------  ------------------   ----------------

Patents...................................     $     266,148      $      87,185      $     266,148       $      74,815

Other Intangibles.........................           104,464             20,893                  -                   -
                                               -------------      -------------      -------------       -------------

  Total...................................     $     370,612      $     108,078      $     266,148       $      74,815
                                               =============      =============      =============       =============


                                               Aggregate Expense for the Three        Aggregate Expense for the Nine
                                                        Months Ended                           Months Ended
                                             ------------------------------------    -----------------------------------
                                               September 30,      September 30,       September 30,       September 30,
                                                  2002                2001               2002                2001
                                             ----------------   -----------------  ------------------  -----------------


Patents...................................     $       6,463      $           -      $      12,371       $         118


Other Intangibles.........................            10,446                  -             20,893                   -
                                               -------------      -------------      -------------       -------------


  Total...................................     $      16,909      $           -      $      33,264       $           -
                                               =============      =============      =============       =============



Estimated Amortization Expense:
  For the year ended December 31, 2003      $  68,400
  For the year ended December 31, 2004      $  57,954
  For the year ended December 31, 2005      $  26,616
  For the year ended December 31, 2006      $  26,616
  For the year ended December 31, 2007      $  26,616


Note 8 - Capital Lease Obligation

On February 28, 2002, the Company sold its rights and obligation to purchase the land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750,000, to Oklahoma Facilities, LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. The total consideration at closing was $1,400,000, with net cash proceeds to the Company of $761,000. The transaction did not generate any gain or loss. The Company simultaneously entered into a capital lease agreement with Facilities under which it is obligated to pay average rent of $18,000 per month for a fixed term of ten years. The Company has the right to buy the property at any time during the first two years of the lease for a fixed price of $1,400,000. The Company also has the option to purchase the building for a fixed price of $420,000 at the end of the ten-year lease term.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Note 9 - Notes Payable

Notes payable at September 30, 2002 and December 31, 2001 consisted of the following:

                                                                                   September 30,         December 31,
                                                                                       2002                  2001
                                                                                       ----                  ----
  Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in May 2003, with
    maximum borrowings of $1,414,035 (1)...................................          $ 1,414,035         $ 1,252,966
  Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in January 2003,
    with maximum borrowings of $1,608,100 (2)..............................            1,578,881                 -
  Note payable, secured by accounts receivable, bearing interest at the prime rate plus 4.25%, payable in monthly installments of
     $8,045 including interest, due upon collection of the pledged accounts receivable or August 1, 2003,
     whichever is earlier..................................................              500,000                 -
  Other notes payable......................................................               30,000             30,000
                                                                                     -----------         -----------
    Total notes payable....................................................          $ 3,522,916         $ 1,282,966
                                                                                     ===========         ===========

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Oklahoma Facilities LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. The note is secured by an account receivable from the Company's major customer in Venezuela. The note requires payments of interest only for the first three months and fixed payments of $8,045 per month thereafter. The note is due upon the collection of the account receivable, but in any event must be paid in full by August 1, 2003. Proceeds from the loan will be used to meet general corporate purposes.

At September 30, 2002, the Company was not in compliance on its borrowing base requirements for its revolving lines of credit. This noncompliance is attributable to two items as follows:

1. Over 90 day accounts receivable are to be excluded in the calculation of eligible asset base in the borrowing base calculation. The majority, approximately $1,403,000, of the over 90 day accounts receivable relates to amounts due from a customer in Venezuela as further explained in Note 4 to the Consolidated Financial Statements. On October 7, 2002, the Lender for the revolving lines of credit granted the Company a 90 day waiver from excluding over 90 accounts receivable in the borrowing base calculation. The waiver expires on January 1, 2003. With the wavier the Company is in compliance with its revolving line credit agreements; however,

2. Even with the over 90 accounts receivable waiver mentioned above, the Company's borrowings against its revolving lines of credit exceeded the eligible asset base by approximately $140,000 at September 30, 2002. The Lender has not determined the impact of the event on the Company's revolving lines of credit.


(1) Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.
(2) Limited to a borrowing base amount calculated as 50% of eligible accounts receivable and inventory.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


Note 10 - Long-Term Debt

Long-term debt at September 30, 2002 and December 31, 2001, consisted of the following:

                                                                                   September 30,       December 31,
                                                                                        2002               2001
                                                                                        ----               ----
Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual installments of
     $200,000 each beginning January 2002...................................        $   800,000         $ 1,000,000
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $39,812 including interest, due in January
     2008                                                                             2,114,425           2,439,532
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest, due in
     September 2004.........................................................            348,582             464,538
Construction loan payable to bank, bearing interest at the prime rate plus
     1%, payable in monthly installments of $25,923 including interest, due
     in January 2005........................................................            663,273                   -
Mortgage note on property, bearing interest at 10%, payable in monthly installments of $1,451 including interest, with final payment of
     $111,228 due in December 2002..........................................            111,366             115,877
Notes payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of $1,934 including
     interest, due in May 2006..............................................             74,469              87,620
Secured vehicle and other equipment loans...................................            120,132             109,140
                                                                                    -----------         -----------
     Total..................................................................          4,232,247           4,216,707
     Less current maturities................................................          1,162,615             876,737
                                                                                    -----------         -----------
         Long-term debt.....................................................        $ 3,069,632         $ 3,339,970
                                                                                    ===========         ===========

The revolving lines of credit and bank notes payable are owed to the Company's primary lending bank and are secured by substantially all of the assets of the Company. They have also been personally guaranteed by an officer of the Company.

Note 11 - Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. There were no potentially dilutive common shares as of September 30, 2002 or December 31, 2001.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


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

The Company's reportable segments disclosed in Form 10-KSB are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies disclosed in Form 10-KSB. The Company evaluates the performance of its operating segments based on operating income excluding unusual charges. Intersegment sales and transfers are not material.

The following table presents the revenues and operating income by business segment and on a comparable basis:

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                 -----------------------------     --------------------------------
                                                      2002             2001              2002              2001
                                                 ---------------  ------------     ----------------  --------------

     Revenues:
        Specialty Chemicals..................     $ 2,000,633     $ 1,934,128       $ 4,900,972         $ 5,752,638

        Equipment Manufacturing..............         618,173       2,959,494         2,824,655           4,347,422

        Downhole Equipment...................         331,862               -         2,264,917                   -
                                                  -----------     -----------       -----------         -----------

          Consolidated.......................     $ 2,950,668     $ 4,893,622       $ 9,990,544         $10,100,060
                                                  ===========     ===========       ===========         ===========

     Income (loss) from operations:
        Specialty Chemicals..................     $   412,051     $   370,271       $   672,783         $ 1,081,993
        Equipment Manufacturing..............        (557,049)        266,033        (1,427,252)           (674,771)
        Downhole Equipment...................        (252,779)              -           143,892                   -

        Corporate and Other..................        (433,687)        (82,371)       (1,392,960)           (424,294)
                                                  -----------     -----------       -----------         -----------
          Consolidated.......................     $  (831,464)    $   553,933       $(2,003,537)        $   (17,072)
                                                  ===========     ===========       ===========         ===========

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

All of the Company's businesses serve the oil and gas industry and are affected by changes in the worldwide demand for and price of oil and natural gas. The majority of our products are dependent on the level of exploration and development activity and the completion phase of oil and gas well drilling. Other products and services, such as our Petrovalve downhole pump products and a small number of our specialty chemicals are more closely tied to the production of oil and gas and are less dependent on drilling activity.

The oil and gas industry has been subject to significant volatility in recent years due to changes in the demand, supply and pricing of oil and natural gas. The U.S. rig count, as measured by Baker Hughes Incorporated, began 2001 at around 1,100 active rigs and reached a peak of almost 1,300 in July 2001. During the third quarter of 2001, the demand for oil and natural gas began to weaken in response to slowing growth in worldwide economies. This resulted in a slowdown in North American drilling rig activity, with a steady decline in the rig count during the second half of 2001 until it had reached a level of just under 900 active rigs at December 31, 2001. During the quarter ended September 30, 2002, the U.S. rotary rig count was 875. This was a slight increase compared to the 847 rigs working at the end of the second quarter. Natural gas and crude oil prices have continued their upward trend moving from $3.40 per MCF and $27.00 per barrel, respectively, at the end of the second quarter to $4.14 per MCF and $30.59 per barrel, respectively, at the quarter ended September 30, 2002. Although our business will steadily benefit from these oil and gas commodity prices, we are not seeing increased spending in the short term from our customers as a result of these higher commodity prices.

Results of Operations

Nine months ended September 30,                               2002                2001
                                                         ---------------     ---------------
Revenues...........................................         $ 9,990,544         $10,100,060
Cost of revenues...................................           6,502,864           7,063,038
                                                            -----------         -----------
   Gross margin....................................           3,487,680           3,037,022
                                                            -----------         -----------
   Gross margin %..................................               34.9%               30.1%

Selling, general and administrative................           4,883,663           2,544,716
Depreciation and amortization......................             498,322             493,173
Research and development...........................             109,232              16,205
                                                            -----------         -----------
   Total expenses..................................           5,491,217           3,054,094
                                                            -----------         -----------
   Operating loss..................................          (2,003,537)            (17,072)
                                                            -----------         -----------
   Operating loss %................................             (20.1%)              (.017%)

Interest expense...................................            (467,697)           (282,955)
Interest income....................................                 243              47,547
Other, net.........................................              (2,608)            (20,435)
                                                            -----------         -----------
    Other income (expense), net....................            (470,062)           (214,973)
                                                            -----------         -----------
    Pre-tax income (loss) before cumulative
     effect of change in accounting principle......         $(2,473,599)         $ (232,045)
                                                            ===========         ===========

Total revenues decreased by $109,516 or 1.1%, in the first nine months of 2002 compared to the comparable period in 2001. As discussed in the segment analysis below, the Specialty Chemicals segment and the Equipment Manufacturing segment experienced a significant decrease in revenues in 2002 compared to 2001, while the Downhole Equipment segment had higher revenues in the first nine months of 2002. The Downhole Equipment increase resulted primarily from business combinations, as discussed earlier in this Business Overview, whose operations were not reflected in the first nine months of 2001.

On an aggregate basis, the gross margin as a percentage of revenues increased from 30.1% in 2001 to 34.9% in 2002. The gross margin is best analyzed on a segment by segment basis, discussed below, as the margin varies significantly between operating segments and can vary significantly from period to period in certain of our operating segments.

Selling, general and administrative ("SG&A") costs represent the costs of selling, operations and overhead expenses not directly attributable to products sold or services rendered. The revenues from services are less than 10% of consolidated revenues and the direct costs of providing these services are included in cost of revenues. SG&A amounted to 48.9% of revenues in 2002, an increase of 23.7% of revenues from the level of 25.2% in 2001. The costs of administration have increased as a result of the merger and the increased size and complexity of the Company. Also, administration costs increased in the second quarter of 2002 due to activities associated with the stock settlement as explained in Note 3 to the Consolidated Financial Statements. Actions have been and continue to be taken to reduce these costs to the optimum level as we work to grow the business.

Interest expense increased approximately $185,000 in the first nine months of 2002 compared to same period in 2001. The average amount of outstanding debt under the Company's credit agreements was significantly higher in 2002 as a result of the financing of capital expenditures and increased working capital needs during the year. In addition, payments associated with the long-term capital lease mentioned in Note 8 to the Consolidated Financial Statements started in the second quarter of 2002. The majority of the Company's indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

As more fully discussed in Note 7 to the Consolidated Financial Statements, we completed in the third quarter, our initial assessment, with the assistance of a third-party appraiser, of goodwill impairment as required under SFAS No. 142. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment, of which we have identified two reporting units, Equipment Specialties and MTI. Our test concluded that all of the goodwill attributable to Equipment Specialties, totaling $452,745, was impaired. Consequently, we have recognized this impairment loss as of the first interim period which was March 31, 2002. Out test concluded that no impairment loss existed for the MTI reporting unit.

Results by Segment

Specialty Chemicals

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                 --------------------------------  ----------------------------------
                                                      2002             2001             2002              2001
                                                 ---------------  ---------------  ---------------  -----------------

     Revenues................................      $ 2,000,633     $ 1,934,128      $ 4,900,972    $ 5,752,638
     Gross margin............................      $   871,245     $   803,756      $ 2,057,056    $ 2,502,588
         Gross margin percentage.............            43.5%           41.6%            42.0%          43.5%

     Operating income........................      $   412,051     $   370,271      $   672,783    $ 1,081,993
         Operating margin percentage.........            20.6%           19.1%            13.7%          18.8%

Specialty Chemical revenues decreased $851,666, or 15%, in the first nine months of 2002 compared to the same period in 2001. Sales in this segment are heavily dependent on drilling activity and the decrease in revenue is primarily attributable to sharply lower (32%) drilling activity in the first nine months of 2002 compared to 2001. Average product pricing levels in this segment declined as lower demand caused our pricing to come under pressure.

The gross margin in this segment also declined from 43.5% for the first nine months of 2001 to 42.0% in the same comparable period for 2002. In certain cases, in trying to maintain sales levels and market share, we sold our products at a lower gross margin. The combination of lower revenues due to reduced drilling activities and lower gross margins had a significant adverse effect on our operating margin and overall levels of operating income.

Operating income fell $409,210, or 38%, in the first nine months of 2002 compared to the same period in 2001, primarily as a result of lower revenues and gross margins. We took actions to reduce selling, general and administrative expenses in this segment to keep these costs in line with the reduced revenue levels. However, these costs could not be reduced at the same rate as revenue resulting in a significant decrease in operating income margin percentage in this segment from 18.8% in 2001 to 13.7% in 2002.

Operating results for the third quarter of 2002 compared to the same period in 2001 were higher due to a 3% increase in revenue between periods driven primarily by the sale of new products. Gross margins improved between periods by 1.9% from 41.6% in 2001 to 43.5% in 2002 primarily due to changes in product mix and the sale of new products with higher margins.

Equipment Manufacturing



                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                 --------------------------------  ----------------------------------
                                                      2002             2001             2002              2001
                                                 ---------------  ---------------  ---------------  -----------------

     Revenues................................      $   618,173      $ 2,959,494     $ 2,824,655    $ 4,347,422
     Gross margin............................      $    13,419      $   285,326     $   258,467    $   534,433
         Gross margin percentage.............             2.2%             9.6%            9.2%          12.3%

     Operating income (loss).................      $  (557,049)     $   266,033     $(1,427,252)   $  (674,771)
         Operating margin percentage.........           (90.1%)            9.0%          (50.5%)        (15.5%)

Equipment Manufacturing revenues decreased $1,522,767, or 35.0%, in the first nine months of 2002 over 2001 levels. This decrease primarily resulted from an overall slow down in equipment manufacturing activity due to sharply lower (32%) drilling activity in the first nine months of 2002 compared to the same period in 2001. This lower activity, combined with various economic and political uncertainties, has caused many of our customers to curtail or stop spending on the manufacture or refurbishment of cementing and stimulation equipment and automated bulk handling and loading facilities. This decrease was partially offset by the addition of MTI, a company that was acquired on June 29, 2001. Under purchase accounting, MTI's results of operations are included only for periods subsequent to the acquisition; therefore, it is only reflected in the year-to-date results for 2001 from June 29, 2001 forward. During the first six months of 2002, MTI had revenues of $1,076,000 and positive operating income of $48,000. We continued, in the third quarter, to experience poor operating results in our Equipment Specialties operations (formerly Neal's Technology, Inc.) primarily due to a lack of work. However, in the third quarter of this year, we also experienced a slow down in construction projects for MTI, which has been partially offset by positive operating results from the start-up of our MTI Transload facility in the Gulf Coast. Actions have been and continue to be taken to reduce operating expenses and improve efficiencies in this segment in line with expected revenues.

Gross margins also decreased 3.1% between years from 12.3% in 2001 to 9.2% in 2002. This year-to-date decrease is primarily due to the decline in business discussed above and poor operating performance earlier in 2002. There has and continues to be significant focus placed on improving operational controls and work processes.

Operating losses, although 17% less, continued into the third quarter from the second quarter primarily due to the significant decrease (44%) in revenue between these periods. This revenue reduction is a direct result of customers curtailing or stopping capital spending on equipment and construction projects. Operating expenses have been reduced between the second and third quarters of this year, but have not been taken below a core infrastructure to service expected customer needs in the fourth quarter and beyond. A positive aspect of this segment is the Transload facility in the Gulf Coast. This facility off loads and blends bulk commodities for a major oil and gas service company. It became fully operational midway through the third quarter and is yielding positive operating results. Near term results have been impacted, though not significantly, by the recent storms in the Gulf Coast.

Operating results for the third quarter of 2002 compared to the same period in 2001 were lower for much of the same reasons mentioned above regarding the first nine months of 2002.

The current market outlook for this segment is guarded. Orders and opportunities to bid have declined significantly from the second quarter of 2002; however, we have either been awarded or are in negotiations on some significant projects for both Equipment Specialties and MTI, with start dates in the fourth quarter of this year. The Company cannot give assurance that it will not continue to experience losses in its Equipment Manufacturing operations, or in the Equipment Manufacturing segment as a whole.

As more fully discussed in Note 7 to the Consolidated Financial Statements, we completed in the third quarter, our initial assessment, with the assistance of a third-party appraiser, of goodwill impairment as required under SFAS No. 142. There was approximately $1.3 million of goodwill attributable to this segment, of which we have identified two reporting units, Equipment Specialties and MTI. Our test concluded that all of the goodwill attributable to Equipment Specialties, totaling $452,745, was impaired. Consequently, we have recognized this impairment loss as of the first interim period which was March 31, 2002. Our test concluded that no impairment loss existed for the MTI reporting unit.

Downhole Equipment


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                    ----------------------------   ----------------------------
                                                        2002           2001            2002           2001
                                                    -------------  -------------   -------------  -------------
        Revenues................................     $  331,862     $       -       $ 2,264,917      $       -
        Gross margin............................     $   83,608     $       -       $ 1,172,157      $       -
            Gross margin percentage.............          25.2%             -             51.8%              -

        Operating income (loss).................     $ (252,779)    $       -       $   143,892      $       -
            Operating margin percentage.........         (76.2%)            -              6.4%              -

The Downhole Equipment segment became part of the consolidated group after the Merger became effective on October 31, 2001. These operations, which consist of manufacturing and marketing the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers, were the original operations of Flotek Industries, Inc. prior to the Merger. Since the Merger was recorded for accounting purposes as a reverse merger, the results of operations of this segment were included in the consolidated results of operations only for periods subsequent to the Merger and are not reflected in the first nine months of 2001. Consolidating the 2002 results of operations for this segment has a significant impact on gross margins for the consolidated company.

Petrovalve sales, totaling $1,503,000 in the first nine months of 2002, were exclusively to one customer in Venezuela, except for $100,000 to various other customers. As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements and the Capital Resources and Liquidity section, below, this customer has not paid for these goods within the customary payment terms. These sales carry a high gross margin and are significantly profitable to this segment. Operating results for this reporting unit declined between the second and third quarter of 2002 due to a lack of large sales to the international market. We expect to receive orders totaling $300,000 to $600,000 in the fourth quarter which would yield improved operating profits for this portion of the Downhole segment.

Sales of the Turbeco line of casing centralizers, which constitute the balance, $762,000, of the revenues in this segment, are very dependent on the level of drilling activity and have suffered from the drilling decline and lower demand this year. However, sales have increased 19% between the second quarter and third quarter of 2002 and we are positive about the outlook for the balance of the year.

Capital Resources and Liquidity

In the first nine months of 2002, the Company sustained a loss, before the cumulative effect of change in accounting principle, of $2,473,599 and had negative cash flow from operations of $1,889,885. These losses resulted primarily from the poor operating results in the Equipment Manufacturing segment, and general corporate expenses. Management has taken and will continue to take appropriate steps to improve performance and attempt to limit the losses/return to profitability in the Equipment Manufacturing segment. The negative cash flow resulted primarily from the operating losses mentioned previously and from delays in collecting accounts receivable from sales to a Venezuelan customer, as discussed below, and delay in shipment of an export equipment sale totaling approximately $521,000.

As of September 30, 2002, net working capital was negative $1,944,128, resulting in a current ratio of .74 to 1. Inventories have decreased significantly, approximately $1,209,000, during the first nine months of 2002, primarily due to completion of manufactured equipment and bulk construction projects, and a concerted effort to move slow moving inventory.

As disclosed in Note 4 of the Notes to Consolidated Financial Statements, at September 30, 2002, the Company had approximately $1,403,000 of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped until its field operations return to higher activity levels. Our customer is unable to pay for the goods until payment has been received from PDVSA. In the second quarter of 2002 we were informed by PDVSA that field operations would return to higher levels of activity and that acceptance of goods shipped would begin. During the second and third quarters of 2002, we received payments totaling $200,000 and $629,000, respectively, and PDVSA is continuing to accept goods previously shipped. We fully expect to collect the entire outstanding balance and have not provided a reserve for doubtful accounts associated with this balance. The delay in collecting this accounts receivable balance has had a significant adverse effect on the cash flow of the Company. Additionally, all invoice amounts, as discussed in Note 9 of the Notes to Consolidated Financial Statements, which are greater than 90 days old cannot be included in the borrowing base under our lines of credit.

On February 28, 2002, the Company sold its rights and obligation to purchase the land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750,000 to Oklahoma Facilities, LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. This transaction resulted in net cash proceeds to the Company of $761,000. The Company simultaneously entered into an agreement to lease back the facility over ten years. This transaction has been recorded as a capital lease as discussed in
Note 8 of the Notes to Consolidated Financial Statements.

The Company has borrowed $3.13 million in the first nine months of 2002 under its line of credit arrangements, including a new $1.6 million line of credit which was executed in January of 2002 and short-term borrowing of $500,000 executed in July 2002. In addition, our primary lending bank has extended a $1.4 million line of credit until May 29, 2003. The Company has borrowings which have exceeded its eligible asset base by approximately $140,000 at September 30, 2002. We also made total debt service payments of approximately $865,000 during the first nine months of this year. The company has estimated minimum debt service obligations in 2002 of $1.3 million. This amount includes the minimum principal and interest payments on the new credit agreements mentioned above and in Note 9 of the Consolidated Financial Statements and the capital lease obligation incurred during the first quarter of 2002.

Capital expenditures in the first nine months of 2002 were $1,357,695. The majority of these capital expenditures relate to a bulk material transload facility which the Company is constructing in Raceland, Louisiana and a paint shop for Equipment Specialties in Duncan, Oklahoma. With the exception of an additional $300,000 in capital expenditures required to complete the construction and possible expansion of the Raceland transload facility, the Company does not at this time expect to have any major requirements for capital expenditures for the remainder of 2002.

The Company believes its operations are capable of generating sufficient cash flow to meet its debt service obligations if we successfully collect amounts due from our Venezuelan customer and our export equipment sale. The export sale has shipped. However, the collection of these amounts, and certain other factors involved in executing our business strategy, are beyond our control. In addition, we face a challenging near-term industry environment. As a result, we believe the Company will need to raise additional capital through the sale of its debt or equity securities. There can be no assurance that the Company will be able to secure such financing on acceptable terms.

It is uncertain that we will be able to collect the amounts from our Venezuelan customer, limit our losses in the Equipment Manufacturing segment, reduce corporate expenses in line with revenue, and/or obtain additional equity or debt financing. Accordingly, investors are advised that the Company faces significant financial risks in the near future as we attempt to meet these challenges.

Forward Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecast," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.

While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:

o The Company is dependent on the oil and gas industry, and activity levels in the industry are volatile.

o Oil and gas prices are volatile and have a direct impact on the spending levels of our customers.

o Severe weather conditions, for example, hurricanes, can have a direct impact on activity levels in the affected areas, and oil and gas prices.

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

Item 4 - Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, however, there are corrective actions required with respect to significant deficiencies and material weaknesses in internal controls as follows:

                  Weakness                                             Solution
--------------------------------------------------------------------------------------------

1.  A contingency plan has not been developed for                 Develop a backup plan by March 31,
    alternative processing of data in the event of loss           2003
    or interruption of the IT server(s)

2.  Off premises storage is not maintained for                    Identify applications and related
    applications and related documentation                        documentation that need to be stored off
                                                                  site and move to off-site storage by
                                                                  March 31, 2003

3.  Annual property plant and equipment (PP&E)                    Complete annual physical inventory of
    inventories have not been taken                               PP&E by December 31, 2002

4.  Physical controls of Equipment Specialties inventory          Move inventory to a secure site by
    need improvement                                              December 31, 2002


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

Item 5 - Other Information

We intend to hold an annual meeting of shareholders during the month of May 2003. Proposals of shareholders intended for presentation at that annual meeting and intended to be included in our Proxy Statement and Form of Proxy for that meeting must be received at our executive offices by February 1, 2003.

Item 6 - Exhibits

(a) Exhibits

Exhibit
Number   Description of Exhibit
------   ----------------------

10.1 Change in Terms Agreement dated September 16, 2002 by and between Legacy Bank and Flotek Industries, Inc.

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


                                    FLOTEK INDUSTRIES, INC.


Date: November 12, 2002             /s/ Mark D. Kehnemund
                                    --------------------------------------------
                                    Mark D. Kehnemund
                                    Sr. Vice President & Chief Financial Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Flotek Industries, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Jerry D. Dumas, Sr., the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Flotek Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002





                                                   /s/ Jerry D. Dumas, Sr.
                                                   -----------------------------
                                                   Jerry D. Dumas, Sr.
                                                   Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Flotek Industries, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Mark D. Kehnemund, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Flotek Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002





                                    /s/ Mark D. Kehnemund
                                    --------------------------------------------
                                    Mark D. Kehnemund
                                    Sr. Vice President & Chief Financial Officer