Form 10QSB/A
period 2002-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2003-02-03
CIK 928054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB/A-1

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

                                 Yes [_] No [x]

                                EXPLANATORY NOTE
                            FLOTEK INDUSTRIES, INC.

The purpose of this amendment No. 1 to the Flotek Industries, Inc.
Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 is solely to reflect a cumulative effect of an accounting change, as a result of the adoption of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. This new accounting pronouncement allows companies until December 31, 2002 to quantify the impairment charge, if any, but requires companies to record this charge effective January 1, 2002, resulting in this amended Form 10-QSB.

                                TABLE OF CONTENTS


        Part I. FINANCIAL INFORMATION

        Item 1. Financial Information

                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statement of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
                        1. General
                        2. Acquisitions
                        3. Accounts Receivable
                        4. Inventories and Work in Progress
                        5. Property and Equipment
                        6. Goodwill and Other Intangible Assets
                        7. Capital Lease Obligation
                        8. Notes Payable
                        9. Long-Term Debt
                        10. Net Loss Per Common Share
                        11. Segment Information


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 4. Controls and Procedures


        PART II. OTHER INFORMATION

        Item 1. Legal Proceedings

        Item 2. Changes in Securities and Use of Proceeds

        Item 3. Defaults Upon Senior Securities

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

        Signatures

        Certifications

PART I

Item 1 - Financial Information

                                      FLOTEK INDUSTRIES, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                                March 31,           December 31,
                                                                                   2002                 2001
                                                                            -----------------    ------------------
                                                                               (Unaudited)
                                  ASSETS
Current assets:
    Cash and cash equivalents...........................................         $    45,238           $   240,438
    Accounts receivable, less reserve of $182,800 and $208,333, as of
      March 31, 2002 and December 31, 2001, respectively................           3,189,903             2,189,566
    Inventories and work in progress....................................           3,314,329             3,704,153
    Other current assets................................................              67,144                24,735
                                                                                   ---------             ---------
         Total current assets...........................................           6,616,614             6,158,892
                                                                                   ---------             ---------

Property and equipment, net............................................            4,173,413             3,671,939
Goodwill, net..........................................................           12,866,345            13,111,840
Patents and other intangibles, net.....................................              295,657               191,333
Other assets...........................................................               53,589                87,253
                                                                                  ----------            ----------
         Total assets..................................................          $24,005,618           $23,221,257
                                                                                  ==========            ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable...................................................          $ 2,020,181           $ 2,225,219
    Accrued liabilities................................................              240,801               722,910
    Amounts due to related parties.....................................              120,839               132,855
    Notes payable......................................................            2,711,790             1,282,966
    Current portion of long-term debt..................................            1,052,731               876,737
    Capital lease obligations, current portion.........................               15,909               633,894
                                                                                   ---------             ---------
         Total current liabilities.....................................            6,162,251             5,874,581
                                                                                   ---------             ---------

 Long-term debt........................................................            2,997,103             3,339,970
 Capital lease obligations, long-term..................................            1,369,591                     -

 Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000 shares authorized, no
         shares issued.................................................                    -                     -
     Common stock, $.0001 par value, 20,000,000 shares authorized,
         4,910,812 and 4,850,696 shares issued
         and outstanding as of March 31, 2002 and
         December 31, 2001, respectively...............................                  491                   485
     Additional paid-in capital........................................           15,762,346            15,572,886
     Accumulated deficit...............................................           (2,286,164)           (1,566,665)
                                                                                  ----------            ----------
         Total stockholders' equity....................................           13,476,673            14,006,706
                                                                                  ----------            ----------
         Total liabilities and stockholders' equity....................          $24,005,618           $23,221,257
                                                                                  ==========            ==========

The accompanying notes are an integral part of these statements.

                                         FLOTEK INDUSTRIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)


                                                                  For the Three Months Ended March 31,
                                                                  ------------------------------------
                                                                       2002                 2001
                                                                  ----------------     ---------------



Revenues......................................................        $ 3,659,583          $ 2,689,681

Cost of revenues..............................................          2,098,813            1,557,185
                                                                        ---------            ---------

Gross margin..................................................          1,560,770            1,132,496
                                                                        ---------            ---------

 Expenses:
    Selling, general and administrative.......................          1,583,730            1,253,740
    Depreciation and amortization.............................            148,545              135,429
    Research and development..................................              4,542                1,056
                                                                        ---------            ---------
       Total expenses.........................................          1,736,817            1,390,225
                                                                        ---------            ---------

Loss from operations..........................................           (176,047)            (257,729)

Other income (expense):
    Interest expense..........................................            (92,428)             (93,059)
    Interest income...........................................                 -                24,858
    Other, net................................................              1,721               44,101
                                                                         --------              -------
       Total other income (expense)...........................            (90,707)             (24,100)
                                                                         --------              -------
Loss before cumulative effect of change in accounting
    principle.................................................           (266,754)            (281,829)
    Cumulative effect of change in accounting principle.......           (452,745)                   -
                                                                         --------             --------
Net loss......................................................         $ (719,499)          $ (281,829)
                                                                        =========            =========

Basic and diluted loss per common share before cumulative
    effect of change in accounting principle..................         $    (.055)          $    (.113)
    Cumulative effect of change in accounting principle.......              (.092)                   -
                                                                        ---------            ---------
Basic and diluted net loss per common share...................         $    (.147)          $    (.113)
                                                                        =========            =========

Weighted average number of shares outstanding.................          4,892,301            2,501,326
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




                                                  FLOTEK INDUSTRIES, INC.
                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)


                                                                         Additional
                                                    Common Stock           Paid-in      Accumulated
                                                 Shares      Amount        Capital        Deficit      Total

Balance at December 31, 2001...........        4,850,696   $   485     $15,572,886    $(1,566,665) $14,006,706

Common stock issued in acquisitions               60,116         6         189,460              -      189,466

Net loss...............................                -         -               -       (719,499)    (719,499)
                                               ---------     -----      ----------     ----------   ----------

Balance at March 31, 2002..............        4,910,812   $   491     $15,762,346    $(2,286,164) $13,476,673
                                               =========     =====      ==========     ==========   ==========



The accompanying notes are an integral part of these financial statements.

                                   FLOTEK INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                        For the Three Months Ended March
                                                                                       31,
                                                                       ------------------------------------
                                                                             2002               2001
                                                                       -----------------   ----------------

 Cash flows from operating activities:
     Net loss....................................................          $  (719,499)        $  (281,829)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization...........................             148,545             135,429
          Change in accounting principle..........................             452,745                   -
          Gain on sale of assets..................................                   -             (38,963)
          (Increase) decrease in:
            Accounts receivable...................................          (1,000,337)           (601,330)
            Inventories and work in progress......................             389,824             119,656
            Other current assets..................................             (42,409)             (5,978)
            Accounts payable and accrued liabilities.............             (687,147)            641,636
                                                                             ---------            --------
             Net cash used in operating activities                          (1,458,278)            (31,379)
                                                                             ---------            --------

 Cash flows from investing activities:
      Acquisition of subsidiaries, net............................            (122,250)         (6,271,258)
      Capital expenditures........................................            (650,019)            (12,744)
      Proceeds from sales of assets...............................                   -             243,536
      Deposits and other..........................................              33,806             (46,000)
                                                                             ---------           ---------
             Net cash used in investing activities...............             (738,463)         (6,086,466)
                                                                             ---------           ---------

 Cash flows from financing activities:
      Issuance of stock for cash..................................                   -           4,112,000
      Proceeds from borrowings....................................           1,653,614           2,314,277
      Proceeds from sale/leaseback transaction....................             761,000                   -
      Repayments of indebtedness..................................            (391,663)            (43,452)
      Proceeds from (payments to) related parties.................             (12,016)           (149,491)
      Principal payments on capital leases........................              (9,394)             (3,000)
                                                                             ---------           ---------
             Net cash provided by financing activities............           2,001,541           6,230,334
                                                                             ---------           ---------

 Net increase (decrease) in cash and cash equivalents.............            (195,200)            112,489
 Cash and cash equivalents - beginning of period..................             240,438           1,293,142
                                                                             ---------           ---------
 Cash and cash equivalents - end of period........................         $    45,238          $1,405,631
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
                                                               =========              =========

Note 6 - Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In the third quarter of 2002, the Company completed its initial assessment of goodwill impairment as required under SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142, the Company determined, with the assistance of an independent appraiser, that the carrying value of goodwill and related assets of the Equipment Specialties reporting unit exceeded its fair value. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment, which consists of two reporting units, Equipment Specialties and MTI. As a result, the Company recognized a charge to income of $452,745 ($.092 loss per share) for the Equipment Specialties reporting unit, which represents all of this unit's goodwill. Our test concluded there was no impairment for MTI. The goodwill impairment is reflected as the cumulative effect of change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company's other intangible assets had definitive lives and were being amortized accordingly.

Following is a reconciliation of goodwill:


Beginning balance, December 31, 2001...............     $13,111,840
Acquisitions.......................................         207,250
Goodwill impairment, January 1, 2002
associated with the Equipment Specialties
reporting unit...................................          (452,745)
                                                         ----------
Ending balance, March 31, 2002....................      $12,866,345
                                                        ===========

Following is a reconciliation of the reported net income (loss) to the adjusted net income (loss) reflecting the impact of the adoption of SFAS No. 142 on all periods presented:


                                                                         Three Months Ended
                                                                             March 31,
                                                                 -----------------------------------
                                                                        2002               2001
                                                                 -----------------   ---------------
Reported net income (loss):

   Reported net income (loss)................................         $ (719,499)          $(281,829)
   Add back: Cumulative effect of accounting change for
               impairment of goodwill........................            452,745                   -

               Goodwill amortization.........................                  -              83,181
                                                                       ---------            --------
   Adjusted net income (loss)................................         $ (266,754)          $(198,648)
                                                                      ==========           =========
Basic and Diluted earnings per share:

   Reported net income (loss)................................         $    (.147)         $    (.113)

   Add back: Cumulative effect of accounting change for
               impairment of goodwill........................               .092                   -

               Goodwill amortization.........................                  -                .034
                                                                       ---------           ---------
   Adjusted net income (loss)................................         $    (.055)         $    (.079)
                                                                       =========           =========



The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. As of March 31, 2002, the Company did not recognize any impairment associated with its long-lived assets.

Other intangible assets are comprised of the following:




                                                       March 31, 2002                       December 31, 2001
                                             ------------------------------------  -------------------------------------
                                             Gross Carrying       Accumulated       Gross Carrying        Accumulated
                                                 Amount           Amortization           Amount           Amortization
                                             ----------------   ----------------   ---------------      --------------

Patents...................................          $266,148            $74,955           $266,148             $74,815

Other Intangibles.........................           104,464                  -                  -                   -
                                                     -------             ------            -------              ------

  Total...................................          $370,612            $74,955           $266,148             $74,815
                                                     =======             ======            =======              ======

                                               Aggregate Expense for the Three
                                                        Months Ended
                                             -----------------------------------
                                             March 31, 2002      March 31, 2001
                                             ---------------   -----------------

Patents...................................           $   141            $   118

Other Intangibles.........................                 -                  -
                                                      ------             ------
  Total...................................           $   141            $   118
                                                      ======             ======


Estimated Amortization Expense:
  For the year ended December 31, 2003      $  68,400
  For the year ended December 31, 2004      $  57,954
  For the year ended December 31, 2005      $  26,616
  For the year ended December 31, 2006      $  26,616
  For the year ended December 31, 2007      $  26,616

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

As more fully discussed in Note 6 to the Consolidated Financial Statements, the Company completed in the third quarter of 2002, its initial assessment, with the assistance of a third-party appraiser, of goodwill impairment as required under SFAS No. 142. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment, of which we have identified two reporting units, Equipment Specialties and MTI. Our test concluded that all of the goodwill attributable to Equipment Specialties, totaling $452,745, was impaired. Consequently, we have recognized this impairment loss as of March 31, 2002. Out test concluded that no impairment loss existed for the MTI reporting unit.

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

As more fully discussed in Note 6 to the Consolidated Financial Statements, the Company completed in the third quarter of 2002, its initial assessment, with the assistance of a third-party appraiser, of goodwill impairment as required under SFAS No. 142. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment, of which we have identified two reporting units, Equipment Specialties and MTI. Our test concluded that all of the goodwill attributable to Equipment Specialties, totaling $452,745, was impaired. Consequently, we have recognized this impairment loss as of March 31, 2002. Out test concluded that no impairment loss existed for the MTI reporting unit.

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

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, however, there are corrective actions required with respect to significant deficiencies and material weaknesses in internal controls as follows:

                Weakness                      Solution
-------------------------------------------------------------------------------

1. A contingency plan has not been        Develop a backup plan by March 31,
   deveoped for alternative processing    2003
   of data in the event of loss or
   interruption of the IT server(s)

2. Off premises storage is not            Identify applications and related
   maintained for applications and        documentation that need to be stored
   related documentation                  off-site and move to off-site storage
                                          by March 31, 2003

3. Annual property plant and equipment    Complete annual phjysical inventory
   (PP&E) inventories have not been       of PP&E by December 31, 2002
   taken

4. Physical controls of Equipment         Move inventory to a secure site by
   Specialties inventory need             December 31, 2002
   improvement

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

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number            Description of Exhibit
------            ----------------------
10.1              Lease Agreement with Option to Purchase, dated February 28,
                  2002, by and between Oklahoma Facilities, LLC and Neal's
                  Technology Company, Inc.  For document description, see Flotek
                  Industries, Inc. Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002, as filed on May 20, 2002.

10.2 Employment Contract dated July 1, 2000, by and between Chemical & Equipment Specialties, Inc. and Glenn S. Penny.
                  For document description, see Flotek Industries, Inc. Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002, as filed on May 20,2002.

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                                     FLOTEK INDUSTRIES, INC.


Date: February 03,2003                   /s/ Jerry D. Dumas, Sr.
                                     -----------------------------------
                                     Jerry D. Dumas, Sr.
                                     Chairman and Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Flotek Industries, Inc. on Form 10-QSB/A-1 for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Jerry D. Dumas, Sr., the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB/A-1 of Flotek Industries, Inc.;

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

Date:    February 03, 2003
                                   /s/ Jerry D. Dumas, Sr.
                                   ----------------------------------------
                                   Jerry D. Dumas, Sr.
                                   Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Flotek Industries, Inc. on Form 10-QSB/A-1 for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Mark D. Kehnemund, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB/A-1 of Flotek Industries, Inc.;

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

Date:    February 03, 2003
                                  /s/Mark D. Kehnemund
                                  ------------------------------------
                                  Mark D. Kehnemund
                                  Sr. Vice President & Chief Financial Officer