Form 10QSB/A
period 2002-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2003-02-03
CIK 928054

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

                                 Yes [_] No [x]

                                EXPLANATORY NOTE

                             FLOTEK INDUSTRIES, INC.


The purpose of this amendment No. 1 to the Flotek Industries, Inc.
Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 is solely to reflect a cumulative effect of an accounting change, as a result of the adoption of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. This new accounting pronouncement allows companies until December 31, 2002 to quantify the impairment charge, if any, but requires companies to record this charge effective January 1, 2002, resulting in this amended Form 10-QSB.

                                TABLE OF CONTENTS



Part I.           FINANCIAL INFORMATION

Item 1.           Financial Information

                      Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statement of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements
                        1.       General
                        2.       Acquisitions
                        3.       Stock Settlement
                        4.       Accounts Receivable
                        5.       Inventories and Work in Progress
                        6.       Property and Equipment
                        7.       Goodwill and Other Intangible Assets
                        8.       Capital Lease Obligation
                        9.       Notes Payable
                        10.      Long-Term Debt
                        11.      Net Loss Per Common Share
                        12.      Segment Information
                        13.      Subsequent Events


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

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

Signatures

Certifications

PART 1

Item 1 - Financial Information


                             FLOTEK INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,           December 31,
                                                                                  2002                 2001
                                                                            -----------------    ------------------
                                                                              (Unaudited)
                                  ASSETS
Current assets:
    Cash and cash equivalents.........................................          $      9,575          $    240,438
    Accounts receivable, less reserve of $6,029 and $208,333,
    as of June  30, 2002 and December 31, 2001,
    respectively......................................................             3,589,565             2,189,566
    Inventories and work in progress..................................             2,712,591             3,704,153
    Other current assets..............................................               194,785                24,735
                                                                                ------------          ------------
         Total current assets.........................................             6,506,516             6,158,892
                                                                                ------------          ------------

Property and equipment, net...........................................             4,566,666             3,671,939
Goodwill, net.........................................................            12,866,345            13,111,840
Patents and other intangibles, net....................................               279,444               191,333
Other assets..........................................................                43,064                87,253
                                                                                ------------          ------------
         Total assets.................................................          $ 24,262,035          $ 23,221,257
                                                                                ============          ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable..................................................          $  2,767,210          $  2,225,219
    Accrued liabilities...............................................               222,812               722,910
    Amounts due to related parties....................................               120,839               132,855
    Notes payable.....................................................             2,973,670             1,282,966
    Current portion of long-term debt.................................             1,172,521               876,737
    Capital lease obligations, current portion........................                32,290               633,894
                                                                                ------------          ------------
         Total current liabilities....................................             7,289,342             5,874,581
                                                                                ------------          ------------

 Long-term debt.......................................................             3,325,982             3,339,970
 Capital lease obligations, long-term.................................             1,350,661                     -

 Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000 shares authorized, no
         shares issued................................................                     -                     -
     Common stock, $.0001 par value, 20,000,000 shares authorized,
         4,910,812 and 4,850,696 shares issued
         and outstanding as of June 30, 2002 and
         December 31, 2001, respectively..............................                   491                   485
     Additional paid-in capital.......................................            15,762,346            15,572,886
     Accumulated deficit..............................................            (3,466,787)           (1,566,665)
                                                                                ------------          ------------
         Total stockholders' equity...................................            12,296,050            14,006,706
                                                                                ------------          ------------
         Total liabilities and stockholders' equity...................          $ 24,262,035          $ 23,221,257
                                                                                ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                             ------------------------------------  -------------------------------------
                                                   2002                2001               2002                2001

                                             ----------------   -----------------  ------------------  -----------------

Revenues..................................     $   3,380,294      $   2,516,757       $  7,039,877        $  5,206,438

Cost of revenues..........................         2,371,961          1,701,313          4,470,774           3,258,498
                                               -------------      -------------       ------------        ------------

Gross margin..............................         1,008,333            815,444          2,569,103           1,947,940
                                               -------------      --------------      ------------        ------------

Expenses:
   Selling, general and administrative....         1,752,941            965,514          3,336,671           2,219,254
   Depreciation and amortization..........           170,309            158,897            318,854             294,326
   Research and development...............            81,108              4,308             85,650               5,364
                                               -------------      -------------       ------------        ------------
     Total expenses.......................         2,004,358          1,128,719          3,741,175           2,518,944
                                               -------------      -------------       ------------        ------------

Loss from operations......................          (996,025)          (313,275)        (1,172,072)           (571,004)

Other income (expense):
   Interest expense.......................          (183,987)          (131,181)          (276,415)           (224,240)
   Interest income........................               -               12,892                  -              37,751
   Other, net.............................              (611)                 -              1,110              44,100
                                               -------------      -------------       ------------        ------------
      Total other income (expense)........          (184,598)          (118,289)          (275,305)           (142,389)
                                               -------------      -------------       ------------        ------------
Loss before cumulative effect of change in
   accounting principle...................        (1,180,623)          (431,564)        (1,447,377)           (713,393)
   Cumulative effect of change in
   accounting principle...................                 -                  -           (452,745)                  -
                                               -------------      -------------       ------------        ------------
Net loss..................................     $  (1,180,623)     $    (431,564)      $ (1,900,122)        $  (713,393)
                                               =============      =============       ============        ============

Basic and diluted loss per common share
   before cumulative effect of change in
   accounting principle...................     $       (.240)     $       (.147)      $      (.295)        $     (.262)
  Cumulative effect of change in
     accounting principle.................                 -                  -              (.093)                  -
                                               -------------      -------------       ------------         -----------
Basic and diluted net loss per
 common share.............................     $       (.240)     $       (.147)      $      (.388)        $     (.262)
                                               =============      =============       ============        ============

Weighted average number of
 shares outstanding.......................         4,910,812          2,942,247          4,901,608           2,723,010
                                               =============      =============       ============        ============



The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                   Common Stock       Additional
                                                   ------------        Paid-in        Accumulated
                                                Shares       Amount    Capital          Deficit          Total
                                                ------       ------    -------          -------         -----

Balance at December 31, 2001.................   4,850,696   $   485   $ 15,572,886   $  (1,566,665)  $ 14,006,706

Common stock issued in acquisitions..........      60,116         6        189,460               -        189,466

Net loss.....................................           -         -              -      (1,900,122)    (1,900,122)
                                                ---------   -------   ------------   -------------   ------------


Balance at June 30, 2002.....................   4,910,812   $   491   $ 15,762,346   $  (3,466,787)  $ 12,296,050
                                                =========   =======   ============   =============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                       ------------------------------------
                                                                             2002               2001
                                                                       -----------------   ----------------
 Cash flows from operating activities:
     Net loss.....................................................       $  (1,900,122)      $    (713,393)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization...........................             318,854             297,897
          Change in accounting principle..........................             452,745                   -
          Imputed interest expense................................                   -              10,998
          Gain on sale of assets..................................                   -             (38,963)
          (Increase) decrease in:
            Accounts receivable...................................          (1,399,999)           (525,279)
            Inventories and work in progress......................             991,562           1,238,492
            Other current assets..................................            (170,050)           (109,183)
            Accounts payable and accrued liabilities..............              41,893             650,947
                                                                         -------------       -------------
             Net cash provided by (used in) operating
               activities.........................................          (1,665,117)            811,516
                                                                         -------------       -------------

 Cash flows from investing activities:
      Acquisition of subsidiaries, net............................            (122,250)         (7,075,124)
      Capital expenditures........................................          (1,197,228)           (668,036)
      Proceeds from sales of assets...............................                   -             243,536
      Deposits and other..........................................              44,189             (63,277)
                                                                         -------------       -------------
             Net cash used in investing activities................          (1,275,289)         (7,562,901)
                                                                         -------------       -------------

 Cash flows from financing activities:
      Issuance of stock for cash..................................                   -           4,262,000
      Proceeds from borrowings....................................           2,580,117           2,314,277
      Proceeds from sale/leaseback transaction....................             761,000                   -
      Repayments of indebtedness..................................            (607,615)           (353,271)
      Proceeds from (payments to) related parties.................             (12,016)           (300,765)
      Principal payments on capital leases........................             (11,943)            (12,000)
                                                                         -------------       -------------
             Net cash provided by financing activities............           2,709,543           5,910,241
                                                                         -------------       -------------

 Net increase (decrease) in cash and cash equivalents.............            (230,863)           (841,144)
 Cash and cash equivalents - beginning of period..................             240,438           1,293,142
                                                                        --------------       -------------
 Cash and cash equivalents - end of period........................       $       9,575       $     451,998
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
                                                             ===========            ===========

Note 7 - Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In the third quarter, we completed our initial assessment of goodwill impairment as required under SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142, the Company determined, with the assistance of an independent appraiser, that the carrying value of goodwill and related assets of the Equipment Specialties reporting unit exceeded its fair value. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment, which consists of two reporting units, Equipment Specialties and MTI. As a result, the Company recognized a charge to income of $452,745 ($.093 loss per share) for the Equipment Specialties reporting unit, which represents all of this unit's goodwill. Our test concluded there was no impairment for MTI. The goodwill impairment is reflected as the cumulative effect of change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company's other intangible assets had definitive lives and were being amortized accordingly.

Following is a reconciliation of goodwill:

          Beginning balance, December 31, 2001...........         $13,111,840
          Acquisitions...................................             207,250
          Goodwill impairment, January 1, 2002
            associated with the Equipment Specialties
            reporting unit...............................            (452,745)
                                                                   ----------
          Ending balance, June 30, 2002..................         $12,866,345
                                                                  ===========

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Goodwill and Other Intangible Assets (Continued)

Following is a reconciliation of the reported net income (loss) to the adjusted net income (loss) reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                             ------------------------------------   ------------------------------------
                                                   2002                2001               2002                2001

                                             ----------------   -----------------   ----------------   -----------------

Reported net Income (Loss):

   Reported net income (loss).............      $ (1,180,623)       $  (431,564)      $ (1,900,122)       $   (713,393)

   Add back: Cumulative effect of
             accounting change for
             impairment of goodwill.......                 -                  -            452,745                   -

             Goodwill amortization........                 -             87,000                  -             170,181
                                                ------------        -----------       ------------        ------------

   Adjusted net income (loss).............      $ (1,180,623)       $  (344,564)      $ (1,447,377)       $   (543,212)
                                                ============        ============      ============        ============

Basic and Diluted earnings per share:

   Reported net income (loss).............      $      (.240)       $     (.147)      $      (.388)       $      (.262)

   Add back: Cumulative effect of
             accounting change for
             impairment of goodwill.......                 -                  -               .093                   -

             Goodwill amortization........                 -               .030                  -                .062
                                                ------------        -----------       ------------        ------------

   Adjusted net income (loss).............      $      (.240)       $     (.117)      $      (.295)       $      (.200)
                                                ============        ===========       ============        ============

Since the impairment review was not performed until the third quarter of 2002, SFAS No. 142 requires that the result be recorded in the Company's first reporting period which is the quarter ended March 31, 2002. Thus, the first quarter's results were restated to reflect the impact of the impairment charge. The following table reports the effects of recording the goodwill impairment on previously reported net income (loss) for the three months ended March 31, 2002.

Restated operating results for effect of cumulative change in accounting principle:

                                                             Three Months Ended
                                                               March 31, 2002
                                                           ---------------------

    Reported loss before cumulative effect
     of change in accounting principle....................         $ (266,754)

    Goodwill impairment....................................          (452,745)
                                                                   ----------

    Net loss...............................................        $ (719,499)
                                                                   ==========

    Reported basic and diluted loss per common share
     before cumulative effect of change in accounting
     principle.............................................        $    (.055)

    Cumulative effect of change in accounting principle....             (.092)
                                                                   ----------

    Restated basic and diluted net loss per common share...        $    (.147)
                                                                   ==========


The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. As of June 30, 2002, the Company did not recognize any impairment associated with its long-lived assets.

Other intangible assets are comprised of the following:


                                                        June 30, 2002                       December 31, 2001
                                             ------------------------------------  -------------------------------------
                                                 Gross                                    Gross
                                                Carrying           Accumulated           Carrying         Accumulated
                                                 Amount           Amortization            Amount          Amortization
                                             ----------------   -----------------  ----------------   ------------------

Patents...................................          $266,148            $80,722           $266,148             $74,815

Other Intangibles.........................           104,464             10,446                  -                   -
                                                    --------            -------           --------             -------

  Total...................................          $370,612            $91,168           $266,148             $74,815
                                                    ========            =======           ========             =======


                                               Aggregate Expense for the Three        Aggregate Expense for the Six
                                                        Months Ended                           Months Ended
                                             ------------------------------------  -------------------------------------
                                               June 30, 2002       June 30, 2001      June 30, 2002       June 30, 2001
                                             ----------------   -----------------  -----------------   -----------------

Patents...................................          $  5,767            $     -           $  5,908             $   118

Other Intangibles.........................            10,446                  -             10,446                   -
                                                    --------            -------           --------             -------

  Total...................................          $ 16,213            $     -           $ 16,354             $   118
                                                    ========            =======           ========             =======




Estimated Amortization Expense:
  For the year ended December 31, 2003      $  68,400
  For the year ended December 31, 2004      $  57,954
  For the year ended December 31, 2005      $  26,616
  For the year ended December 31, 2006      $  26,616
  For the year ended December 31, 2007      $  26,616


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


Note 12 - Segment Information (Continued)

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

As more fully discussed in Note 7 to the Consolidated Financial Statements, the Company completed in the third quarter of 2002, its initial assessment, with the assistance of a third-party appraiser, of goodwill impairment as required under SFAS No. 142. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment, of which we have identified two reporting units, Equipment Specialties and MTI. Our test concluded that all of the goodwill attributable to Equipment Specialties, totaling $452,745, was impaired. Consequently, we have recognized this impairment loss as of the first interim period, which was March 31, 2002. Out test concluded that no impairment loss existed for the MTI reporting unit.

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

As more fully discussed in Note 7 to the Consolidated Financial Statements, the Company completed in the third quarter of 2002, its initial assessment, with the assistance of a third-party appraiser, of goodwill impairment as required under SFAS No. 142. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment, of which we have identified two reporting units, Equipment Specialties and MTI. Our test concluded that all of the goodwill attributable to Equipment Specialties, totaling $452,745, was impaired. Consequently, we have recognized this impairment loss as of the first interim period, which was March 31, 2002. Out test concluded that no impairment loss existed for the MTI reporting unit.

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


         Weakness                                    Solution
-------------------------------------------------------------------------------

1.   A contingency plan has not been developed       Develop a backup plan by
     for alternative processing of data in the       March 31, 2003
     event of loss or interruption of the IT
     server(s)

2.   Off premises storage is not maintained for      Identify applications and
     applications and related documentation          related documentation that
                                                     need to be stored off-site
                                                     and move to off-site
                                                     storage by March 31, 2003

3.   Annual property plant and equipment (PP&E)      Complete annual physical
     inventories have not been taken                 inventory of PP&E by
                                                     December 31, 2002

4.   Physical controls of Equipment Specialties      Move inventory to a secure
     inventory need improvement                      site by December 31, 2002

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

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number   Description of Exhibit
------   ----------------------

10.1 Promissory Note, Loan Agreement and Security Agreement dated January 7, 2002 by and between Legacy Bank and Flotek Industries, Inc. For document description, see Flotek Industries, Inc. Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, as filed on August 14, 2002.

10.2 Promissory Note, Loan Agreement and Security Agreement dated January 4, 2002 by and between Legacy Bank and Flotek Industries, Inc. For document description, see Flotek Industries, Inc. Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, as filed on August 14, 2002.

10.3 Promissory Note and Collateral Assignment Agreement dated July 25, 2002 by and between Oklahoma Facilities, LLC and Flotek Industries, Inc. For document description, see Flotek Industries, Inc. Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, as filed on August 14, 2002.

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


                                        FLOTEK INDUSTRIES, INC.


Date: February 3, 2003                  /s/ Jerry D. Dumas, Sr.
                                        ----------------------------------------
                                        Jerry D. Dumas, Sr.
                                        Chairman and Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Flotek Industries, Inc. on Form 10-QSB/A-1 for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Jerry D. Dumas, Sr., the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date:    February 3, 2003
                                   /s/ Jerry D. Dumas, Sr.
                                   ------------------------------------------
                                   Jerry D. Dumas, Sr.
                                   Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Flotek Industries, Inc. on Form 10-QSB/A-1 for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Mark D. Kehnemund, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date: February 3, 2003
                                   /s/ Mark D. Kehnemund
                                   -------------------------------------------
                                   Mark D. Kehnemund
                                   Sr. Vice President & Chief Financial Officer