Form 10KSB
period 2002-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2003-03-31
CIK 928054

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

                   for the fiscal year ended December 31, 2002

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
 (State or other jurisdiction of incorporation) (I.R.S. Employer Identification
                                                             Number)
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

Check whether the Registrant (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No
                 ---    ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the Company's 2002 fiscal year were $13,260,503.

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,313,000 on March 25, 2003 based upon the closing sale price of common stock on such date of $0.60 per share on the OTC Bulletin Board. As of March 25, 2003, the Registrant had 5,521,670 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement, dated May 22, 2003, for its 2003 annual meeting of shareholders have been incorporated by reference into Part III of this Form 10- KSB.


         Transitional small business disclosure format: Yes ( ) No ( X )

================================================================================

                                TABLE OF CONTENTS

PART I

 Item 1.  Description of Business..............................................3

 Item 2.  Description of Properties............................................7

 Item 3.  Legal Proceedings....................................................7

 Item 4.  Submission of Matters to a Vote of Security Holders..................7

PART II

 Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters..........................................8

 Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...........................................9

 Item 7.  Financial Statements................................................17

 Item 8.  Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure..................39

PART III

 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16 (a) of the Exchange Act .................39

 Item 10. Executive Compensation..............................................39

 Item 11. Security Ownership of Certain Beneficial Owners and Management......39

 Item 12. Certain Relationships and Related Transactions......................39

 Item 13. Exhibits and Reports On Form 8-K....................................39

 Item 14. Controls and Procedures.............................................40

SIGNATURES....................................................................41

                                     PART I


Item 1. Description of Business

Business

Flotek Industries, Inc. and subsidiaries (the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, the shareholders of the Company approved a change in its corporate domicile to Delaware and a reverse stock split of 120 to 1 On October 31, 2001, the Company completed a reverse merger ("the Merger") with Chemical & Equipment Specialties, Inc. ("CESI"). CESI is treated as the acquirer for accounting purposes. In connection with the Merger, the Company adopted a calendar year end, which had been the prior reporting basis of CESI. The business of Flotek prior to the Merger consisted of the Downhole Equipment segment, as described below. CESI's business was comprised of the Specialty Chemical and Equipment Manufacturing segments. Flotek is headquartered in Houston, Texas and its common shares are traded on the OTC Bulletin Board market. Effective November 5, 2001, in connection with the Merger, the Company began trading with a new stock ticker symbol, "FLTK", to reflect its change in status from a foreign-domiciled corporation to a Delaware corporation.

The Company's product lines are divided into three segments within the oilfield service industry:

o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production.

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

Equipment Manufacturing

In the Equipment Manufacturing segment, the Company designs, manufactures and rebuilds cement mixing units, hydraulic fracturing blenders, acid pump vehicles, state of the art control units and other oilfield pumping and mixing equipment. It also manufactures and rebuilds nitrogen equipment units that are used for foam fracturing, coiled tubing cleanup operations and industrial cleaning.
                                        3

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

The customer base for this segment consists of major and large independent oilfield service companies which specialize in cementing, pressure pumping and fracturing and our products are sold both in domestic and international markets.

Downhole Equipment

The Company's Downhole Equipment segment manufactures and sells two primary product lines, the Petrovalve line of downhole pump valves and the Turbeco line of rigid centralizers used in cementing operations. Both product lines use patented and/or proprietary product designs to achieve greater efficiency and effectiveness than competing products.

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

The Turbeco line of fixed rigid centralizers is used in oil and gas well cementing programs to increase the effectiveness of such operations. Our primary products include the Cementing Turbulator, which Flotek acquired and began distributing in 1994. The main purpose of this tool is to assure the pipe is properly centered in the well bore and to improve placement of cement to obtain an effective bond with the formation. The Company was one of the first companies to distribute spiral-vane cementing turbulators. The Turbulator has gained widespread acceptance through its ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications.

New products that have been introduced in this segment are the Integral Pump Centralizer, the Eccentric Turbulator (jointly patented with Marathon Oil), and the recently patented Turbo-lok Centralizer. Recently, the Company completed design and testing of its proprietary close tolerance Pressure-Actuated Casing ("C-PAC") Centralizer. This pressure-actuated tool is designed to accommodate "slim-hole" deviated well completion programs. The C-PAC Centralizer is an integral part of the casing and does not activate until it is in its final position in the well, thus reducing drag during insertion of the casing in the well bore. It can also be used in smaller well bore diameters which would prevent the use of traditional fixed centralizers. Once in place, the vanes are pressure-activated to expand and centralize the casing to maximize the integrity of the cementing process. Patent applications are pending and marketing efforts are in progress.

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

We market our products primarily through direct sales to our customers by company managers and sales employees. We generally have established customer relationships which provide for repeat sales. As a result of the significant consolidation which has occurred in the industry over the past 16 years, our sales have tended to be concentrated in larger customer relationships. Four customers accounted for 44.2% of our consolidated revenues for the year ended December 31, 2002. Three of these customers were in the Specialty Chemicals segment of our business and they collectively accounted for 65.2% of the revenues in this segment. The remaining customer was in the downhole equipment segment of our business and it accounted for 52.1% of the revenues in this segment.

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

In addition, our Company's products are used for the exploration and production of oil and natural gas. Such operations are subject to hazards inherent in the oil and gas industry, such as fires, explosions, blowouts and oil spills, which can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an occurrence at a location where the Company's products or services are used or provided could, in the future, result in the Company being named as a defendant in lawsuits asserting potentially significant claims. The Company maintains insurance coverage that it believes to be reasonable and customary in the industry against these hazards.

The Company has a legal action pending. Reference is made to Item 3 of this report on Page 7. No significant losses have been recognized as a result of this pending litigation.

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

International Operations

Substantially all of the Company's revenues and operations are currently derived and conducted, respectively, within the United States. However, the Company has been expanding its international sales efforts and expects international sales to increase in the future. The Company is utilizing a third party in Canada to blend and distribute Chemical products for customers in Canada. Other than this operation, there are no current plans to locate any additional production operations or maintain any significant amounts of inventory outside the U.S. However, these plans are subject to change in the future based on management's assessment of business opportunities in the global markets.

One of the Company's product lines, Petrovalve downhole pumps, is currently sold into markets in South America, particularly Venezuela, and the Middle East. As discussed in Note 5 of the Notes to Consolidated Financial Statements, we have experienced difficulties in collecting accounts receivable from these sales on a timely basis due to political instability and a work disruption by the national oil company of Venezuela. At December 31, 2002, we had approximately $1,227.0 thousand in accounts receivable from a customer in Venezuela which are now past due and had not been collected as of the date this Form 10-KSB was filed.

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

Employees

As of December 31, 2002, the Company employed approximately 93 full-time employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is satisfactory.

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

o Severe weather conditions, for example, hurricanes, can have a direct impact on activity levels in the affected areas and oil and gas prices.

o The oilfield service industry is highly competitive and we must compete with many companies possessing greater financial resources and better established market positions.

o The introduction of new products and technologies by competitors may adversely affect the demand for our products and services.

o The Company's debt service obligations and cash flow from operations may limit our ability to fund operations and capital spending or provide for future growth.

o Changes in political conditions, governmental regulations, economic and financial market conditions, unexpected litigation and other uncertainties may have an adverse effect on our operations.


Item 2.  Description of Properties

The following table sets forth certain information with respect to the Company's principal properties:


                                Facility Size
                                  (Sq. Feet)
         Location                                     Tenure                        Utilization
----------------------------    ---------------   ---------------    -------------------------------------------

Houston, Texas................           9,000        Leased         Corporate Office and Warehouse
Mason, Texas..................          12,000        Owned          Manufacturing Downhole Equipment
Alice, Texas..................           3,200        Leased         Warehouse for Downhole Equipment
Duncan, Oklahoma..............          41,000        Leased         Equipment Manufacturing
Marlow, Oklahoma..............          15,500        Owned          Specialty Chemicals Blending
Denver, Colorado..............           1,200        Leased         Specialty Chemicals Sales Office
Lafayette, Louisiana..........           5,000        Leased         Warehouse for Downhole Equipment
Raceland, Louisiana...........           4,000        Owned          Transload for Oilfield Services Material
Raceland, Louisiana...........             700        Leased         Administrative Offices


The Company considers its facilities to be in good condition and suitable for the conduct of its business. All of our facilities are subject to mortgages or security agreements as described in the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

Milam Tool Company and the Estate of Jack J. Milam vs. Flotek Industries, Inc., Turbeco, Inc. and Jerry Dumas, individually, C.A. No. H-02-1647 (Jury Demanded), in the United States District Court, Southern District of Texas, Houston Division.

On May 1, 2002, Milam Tool Company and the Estate of Jack J. Milam filed a complaint against Flotek Industries, Inc., Turbeco, Inc. and Jerry D. Dumas, Sr., individually, in the United States District Court for the Southern District of Texas, Houston Division. The complaint asserts that the sale of TURBO-LOK turbulators, which are part of the Company's Downhole Equipment segment, violates an agreement among the parties and infringes a United States patent controlled by the Plaintiffs. Plaintiffs seek injunctive relief and unspecified damages. The Company has answered the complaint. The Company strongly denies the assertions in the complaint and intends to vigorously contest this matter.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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
                                                           High      Low
2002
 Fourth quarter ended December 31, 2002.................  $ 3.00   $ 0.51
 Third quarter ended September 30, 2002.................  $ 2.75   $ 1.10
 Second quarter ended June 30, 2002.....................  $ 4.94   $ 1.92
 First quarter ended March 31, 2002.....................  $ 3.75   $ 1.35

2001
 Fourth quarter ended December 31, 2001.................  $10.00   $ 2.00
 Third quarter ended September 30, 2001.................  $12.00   $ 5.40
 Second quarter ended June 30, 2001.....................  $10.80   $ 4.20
 First quarter ended March 31, 2001.....................  $ 6.00   $ 3.60


As of March 25, 2003, the closing stock price, as quoted on the OTC Bulletin Board, was $0.60. As of March 25, 2003, there were 5,521,670 common shares outstanding held by approximately 135 holders of record and an estimated 800 beneficial holders.

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

Recent Issuance of Unregistered Securities

In December 2002, the Company issued 609,499 shares of its common stock in a private offering to "accredited investors" in exchange for $609,499 of subscription proceeds, which was paid by the tender to the Company of $609,499 of cash.

The foregoing issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. The sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the sales were being acquired for investment.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding the Company's equity securities that are authorized for issuance under individual non-qualified stock option compensation agreements:



                                 Equity Compensation Agreement Information

                                                                                          Number of securities
                                                                                           remaining available
                                                                                           for future issuance
                                               Number of                                      under equity
                                            securities to be       Weighted-average           compensation
                                              issued upon         exercise price of       agreements (excluding
                                              exercise of            outstanding          securities reflected
                                              outstanding            options and             in column (a))
                                              options and              warrants                    (c)
                                                warrants                 (b)
Plan category                                     (a)
---------------------------------------    -------------------    -------------------    ------------------------
Equity compensation
 agreements approved by
 security holders.....................                       -                      -                           -

Equity compensation agreements not
approved by security holders (1):

   Individual stock
    compensation agreements...                         176,747                 $ 4.70                           -

   Warrants...........................                  56,030                 $14.40                           -
                                                       -------

Total.................................                 232,777                 $ 7.03                           -
                                                       =======

 (1)     See Note 11 in Notes to Consolidated Financial Statements contained in Item 7 of this report on Page 34.


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

CESI was incorporated on June 27, 2000 to acquire businesses in the specialty chemical and equipment manufacturing segments of the oilfield service industry. It had no revenues or operations prior to the acquisitions of Esses, Inc., Plainsman Technology, Inc., Neal's Technology, Inc., and Padko International, Inc. in January 2001. It subsequently acquired Material Translogistics, Inc. ("MTI") in June 2001. These five companies are referred to collectively as the "CESI Acquired Businesses".

The Company has three reportable segments, as follows:

o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation, and production.

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

The oil and gas industry has been subject to significant volatility in recent years due to changes in the demand, supply and pricing of oil and natural gas. The rig count remained at a low level throughout 2002. The U.S. rig count, as measured by Baker Hughes Incorporated, began 2002 at 883 active rigs and ended the year at 862, with an average of 830 active rigs. This was a 28% decrease from the average activity level in 2001. Subsequent to the end of 2002, the rig count has begun to increase slightly with the average number of rigs at 946 as of the middle of March. Natural gas prices have begun to strengthen as a result of a colder winter season and strong gas withdrawals. Gas in storage has fallen to 636 bcf and Henry Hub prices hit $18.00 during the winter season and the current twelve-month strip price is $5.37. Crude oil prices averaged $26 for the year but did not translate into stronger oil related drilling. Our businesses were affected by this decreased level of drilling activity throughout all of 2002. Many industry observers expect drilling activity levels to increase in 2003 based on higher oil and gas prices and an expected rebound in overall economic activity. However, we face a challenging industry environment in the near term and there can be no assurance that these expected improvements will occur.

The following is a discussion of our results of operations on both an historical and a pro forma combined basis for the last two years. This discussion should be read in conjunction with our consolidated financial statements and notes thereto that are included in Item 7 of this filing. Due to the significance of the CESI-Flotek Merger, the discussion of comparative results of operations will focus primarily on the pro forma combined information. The pro forma combined statements of operations and related pro forma segment information give effect to the acquisition of the CESI Acquired Businesses by CESI and the Merger between Flotek and CESI. The basis of presentation and pro forma adjustments for the statement of operations for the year ended December 31, 2001 and the supporting pro forma segment information for the year ended December 31, 2001 are included as Exhibits 99.1 and 99.2 to the Company's Form 10-KSB which was filed with the Commission on April 15, 2002 and should be read in conjunction with the information in those exhibits. The pro forma combined results of operations presented herein do not purport to represent what the Company's results of operations actually would have been had such events occurred at the beginning of the periods presented, as assumed, or to project the Company's results of operations for any future period or the future results of any of the acquired businesses. They are presented to allow for a more informative discussion and comparative analysis of the Company's performance.

The Company is also subject to various Risk Factors as discussed in Item 1 of this filing, and the following discussion should be read in light of those factors, which could have a material effect on our business in the future.

Results of Operations

                                                                                                     Pro Forma
                                                                                                     Combined

                                                 Historical                       Audited            Unaudited
 Years ended December 31,                 2002                 2001                2002                2001
                                   ------------------    ----------------    ----------------    ----------------

 Revenues..........................   $13,260,503         $12,561,499         $13,260,503         $15,982,449
 Cost of revenues..................     8,711,032           9,078,121           8,711,032          10,778,063
                                      -----------         -----------         -----------         -----------
    Gross margin...................     4,549,471           3,483,378           4,549,471           5,204,386
                                      -----------         -----------         -----------         -----------
    Gross margin %.................         34.3%               27.7%               34.3%               32.6%

 Selling, general and
    administrative.................     7,477,189           3,767,873           7,477,189           5,306,193
 Goodwill impairment...............       600,000                   -             600,000                   -
 Depreciation and amortization.....
                                          704,732             744,305             704,732             853,061
 Research and development..........       139,371              34,938             139,371             109,650
                                      -----------         -----------         -----------         -----------
    Total expenses.................     8,921,292           4,547,116           8,921,292           6,268,904
                                      -----------         -----------         -----------         -----------
    Operating loss.................    (4,371,821)         (1,063,738)         (4,371,821)         (1,064,518)
                                      -----------         -----------         -----------         -----------
    Operating loss %...............        (33.0%)              (8.5%)             (33.0%)              (6.7%)

 Interest expense..................      (639,918)           (415,431)           (639,918)           (457,391)
 Interest income...................         2,217              43,819               2,217              43,819
 Other, net........................          (566)             27,415                (566)             35,050
                                      -----------         -----------         -----------         -----------
    Other income (expense),
     net...........................      (638,267)           (344,197)           (638,267)           (378,522)
                                      -----------         -----------         -----------         -----------
    Loss before change in
     accounting principle..........   $ 5,010,088)        $(1,407,935)        $(5,010,088)        $(1,443,040)
                                      ===========         ===========         ===========         ===========
    Loss %.........................       (37.8%)             (11.2%)             (37.8%)              (9.0%)


Total revenues on a pro forma combined basis decreased by $2.7 million, or 17.0% in 2002 compared to 2001. All three of our reportable segments produced lower revenues in 2002 compared to the prior year. The majority of the decrease is attributable to reduced exploration and production activity for oil and gas due to a 28% decline in the average daily rig count in the US in 2002, compared to 2001, and various global economic and political uncertainties. All three segments are heavily dependent on the US oil and gas market, except the Petrovalve line of downhole pump components, which is more dependent on International oil and gas production activity.

On an aggregate basis, the gross margin as a percentage of revenue increased 1.7% from 32.6% in 2001 to 34.3% in 2002. The majority of this percentage increase came from the Material Translogistic, Inc. product line as a result of completion of additional projects in 2002 with improved margins and the start up of the bulk material transload facility in the Gulf Coast in August 2002. This operation is part of the Equipment Manufacturing segment.

Selling, general and administrative ("SG&A") costs represent the costs of selling, operations and overhead expenses not directly attributable to products sold or services rendered. The revenues from services are less than 10% of consolidated revenues and the direct costs of providing these services are generally included in cost of revenues. SG&A amounted to 56.4% of revenue in 2002, compared to 33.2% of unaudited pro forma combined revenues in 2001, an increase of 23.2%. Had 2002 revenue been flat with unaudited pro forma revenue in 2001, SG&A as a percent of revenue would have been 46.8%, a 13.6% increase. The costs of administration increased as a result of the Merger and the increased size and complexity of the Company. Due to the Merger, sales personnel were added in several of the reporting segments, professional fees (legal, auditing, accounting and consulting) increased as a result of a now larger public company with more complex issues, director and officer and general liability insurance costs increased, and salaries increased with the addition of several key management employees. Making the MTI bulk material transload facility in the Gulf Coast operational in 2002 added $124.5 thousand in SG&A costs. In addition, as discussed in Note 5 of the Notes to Consolidated Financial Statements, a reserve for doubtful accounts of $878.0 thousand was recorded for potential uncollectibility of a Venezuela accounts receivable. This amount represents 6.6% of 2002 revenue. Action was taken in 2002 to reduce these costs to the optimum level, but not below a core infrastructure needed to support anticipated business growth in 2003.

Interest expense was $182.5 thousand, or 40%, higher than unaudited pro forma interest expense for 2001. The Company added a revolving line of credit totaling $1.6 million at a variable interest rate of prime plus 1.25% and financed, via a construction loan, totaling $854.4 thousand, the MTI bulk material transload facility at a rate of prime plus 1%. In addition, as discussed in Note 7 of the Notes to Consolidated Financial Statements the Company entered into a sale lease back transaction with Oklahoma Facilities, LLC ("Facilities") on land and buildings for our Equipment Manufacturing segment that increased interest costs for lease of this facility. Also, as discussed in Note 8 of the Notes to Consolidated Financial Statements the company borrowed $500.0 thousand, at prime plus 4.25%, under a short-term promissory note to Facilities. These specific transactions added $209.1 thousand in interest expense during 2002. The majority of the Company's indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Specialty Chemicals

The following table presents the operating results of our Specialty Chemicals segment on a pro forma combined basis for 2002 and 2001:

                                                                  Pro Forma
                                                                  Combined
                                             Audited              Unaudited
      Years ended December 31,                2002                  2001
                                        ------------------    ------------------

      Revenues.........................    $6,845,403            $7,329,596
      Gross margin.....................    $2,822,396            $3,032,815
      Gross margin %...................         41.2%                 41.4%
      Operating income.................    $  854,165            $1,113,588
      Operating margin.................         12.5%                 15.2%

Specialty Chemical revenue decreased $484.2 thousand or 6.6% in the current year from 2001 levels. Sales in this segment are heavily dependent on drilling activity and the decrease in revenue is primarily attributable to sharply lower (28%) US average drilling activity in 2002 compared to 2001. Average product pricing levels in this segment declined as lower market demand put pressure on product pricing.

The gross margin percentage in this segment stayed relatively flat between years. During 2002 we added, via acquisition, certain environmentally friendly chemicals that command higher margins than other chemicals sold by this segment. These higher margins were offset by lower margins for other products as we attempted to maintain sales levels and market share. The combination of lower revenues due to reduced drilling activities and lower gross margins had a significant adverse effect on our operating margin and overall levels of operating income.

Operating income fell $259.4 thousand, or 23.3%, in 2002 compared to 2001 primarily as a result of lower revenues and gross margins. We took action to reduce selling, general and administrative expenses in this segment to keep these costs in line with reduced revenue levels. However, these costs could not be reduced at the same rate as revenue resulting in a decrease in operating income margin percentage in this segment from 15.2% in 2001 to 12.5% in 2002.

Equipment Manufacturing

The following table presents the operating results of our Equipment Manufacturing segment on a pro forma combined basis for 2002 and 2001:

                                                                  Pro Forma
                                                                  Combined
                                             Audited              Unaudited
      Years ended December 31,                2002                  2001
                                        ------------------    ------------------

      Revenues.........................  $  3,720,929           $  5,233,039
      Gross margin.....................  $    539,174           $    412,983
      Gross margin %...................         14.5%                   7.9%
      Operating loss...................  $ (1,646,509)          $ (1,177,139)
      Operating loss %.................        (44.2%)                (22.5%)


Equipment Manufacturing revenues decreased $1.5 million or 28.9% in 2002 compared to 2001. This decrease is a direct result of reduced demand for oil field service cementing and stimulation equipment, both heavy rolling and bulk material handling equipment and facilities, due to a 28% decline in US drilling activity. This lower activity, combined with various economic and political uncertainties, has caused many of our customers to curtail or stop spending on the manufacture or refurbishment of cementing and stimulation equipment and automated bulk handling and loading facilities. This decrease was partially off-set by the start-up of MTI's bulk material transload facility in the Gulf Coast which became operational in August 2002.

Gross margins increased from 7.9% in 2001 to 14.5% in 2002 or 6.6%. Primarily all of this increase is attributable to the positive gross margins of the bulk material transload facility mentioned above. Without these positive operating results, the Equipment Manufacturing segment gross margins would have been essentially flat between years. Operating performance continues to improve in this business segment from significant focus placed on improving operational controls and work processes. With improved market conditions this segment could produce significantly improved operating results in 2003 compared to 2002.

Operating losses increased $469.4 thousand or 39.9% in 2002 compared to the prior year. This is a direct result of the revenue decrease mentioned above, poor operating performance in the first half of 2002 and operating expenses not being reduced below a core infrastructure in the fourth quarter of 2002 due to anticipated increase in business expected in the first half of 2003. The MTI bulk material transload facility in the Gulf Coast did produce positive operating results in 2002.

The current market outlook for this segment is optimistic. Quotes, request for quotes and orders have increased significantly since the first of the year. We are seeing signs of increased activity by our customers in response to high oil and gas commodity prices and steady improvement in US drilling activity. Economic and political uncertainties still play a major role in the overall improvement in the markets we serve. The Company believes that actions taken in 2002 to address operational performance and work processes together with expected increases in customer spending for 2003 will allow this segment to become profitable in 2003.

As more fully discussed in Note 10 of the Notes to Consolidated Financial Statements, we completed in the third quarter, our initial assessment, with the assistance of a third-party appraiser, of goodwill impairment as required under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". There was approximately $1.3 million of goodwill attributable to this segment, of which we have identified two reporting units, Equipment Specialties, Inc. ("ES") and MTI. Our test concluded that all of the goodwill attributable to ES, totaling $452,744, was impaired. Consequently, we have recognized this impairment loss as of the first interim period which was March 31, 2002. Our test concluded that no impairment loss existed for the MTI reporting unit.

Downhole Equipment

The following table presents the operating results of our Downhole Equipment segment on a pro forma combined basis for 2002 and 2001:

                                                                  Pro Forma
                                                                  Combined
                                             Audited              Unaudited
      Years ended December 31,                2002                  2001
                                        ------------------    ------------------

      Revenues.........................   $ 2,694,171            $ 3,419,814
      Gross margin.....................   $ 1,187,901            $ 1,758,588
      Gross margin %...................         44.1%                  51.4%
      Operating income (loss)..........   $(1,687,605)           $   367,537
      Operating margin.................        (62.6%)                 10.7%

The Downhole Equipment segment became part of the consolidated group after the Merger became effective October 31, 2001. These operations, which consist of manufacturing and marketing the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers, were the original operations of Flotek Industries, Inc. prior to the Merger. Since the Merger was recorded for accounting purposes as a reverse merger, the results of operations of this segment were included in the historical consolidated results of operations only for periods subsequent to the Merger. The proforma unaudited amounts include this segment for all of 2001. Consolidating the 2002 results of operations for this segment has a significant impact on gross margins for the consolidated company.

Downhole Equipment revenues decreased $725.6 thousand, or 21.2% in 2002 compared to 2001. Sales of both the Turbeco line of casing centralizers and the Petrovalve line of downhole pump components were lower in 2002 compared to 2001. The Turbeco line of casing centralizers is very dependent on the level of US drilling activity and has suffered as result of the 28% decline in drilling activity in 2002. Petrovalve sales, totaling, $1.5 million in 2002 were almost exclusively to one customer in Venezuela. Sales to this customer in 2002 were approximately $110.8 thousand higher than 2001; however, sales to other Latin America customers were significantly lower in 2002 compared to 2001 due to curtailed production. In addition, sales to Venezuela stopped after April of 2002 due to political unrest in that country. As more fully discussed in Note 5 of the Notes to Consolidated Financial Statements and the Capital Resources and Liquidity section, below, the Venezuela customer has not paid for the majority of goods sold in 2002 within the customary payment terms. These sales carry a high gross margin and are very profitable to this segment.

Gross margin percentage decreased 7.3% from 51.4% in 2001 to 44.1% in 2002. This decrease was mostly attributable to lower gross margins in the Turbeco line of casing centralizers. Average product pricing levels in this product line declined as lower drilling activity and market demand caused our pricing to come under pressure resulting in increased discounts to customers, and revaluing inventory to net realizable values.

Operating income fell $2,055.1 thousand, or 559.2% from 2001 levels. Several factors contribute to this significant decrease as follows:

o Gross margins declined $570.7 thousand due the explanation immediately above.

o An allowance for doubtful accounts totaling $878.0 thousand was established for possible uncollectibility on sales of material to Venezuela. This is explained more fully in Note 5 of the Notes to Consolidated Financial Statements.

o Goodwill impairment totaling $600.0 thousand was recognized for the Petrovalve reporting unit. This is explained more fully in Note 10 of the Notes to Consolidated Financial Statements.

Selling, general and administrative expenses were essentially flat between periods. These costs were not reduced below a core infrastructure as improved operating results are anticipated in 2003 for this segment.

Capital Resources and Liquidity

In 2002, the Company sustained a loss of $5.46 million and had negative cash flow from operations of $2.2 million. These losses resulted primarily from poor operating results in the Equipment Manufacturing and Downhole Equipment segments. As stated above, and in Note 2 of the Notes to Consolidated Financial Statements, management has taken and will continue to take appropriate steps to improve performance in all business segments in 2003.

As of December 31, 2002, net working capital was negative $3.2 million, resulting in a current ratio of .56 to 1. Inventories have decreased significantly, approximately, $1.9 million, during 2002, primarily due to completion of manufactured equipment and bulk construction projects, a reduced number of these projects in progress at year end, a concerted effort to move slow moving inventory and reserve (approximately $174.0 thousand) for additional slow moving inventory at year-end.

Cash and cash equivalents are $0.00 at December 31, 2002. As discussed in Note 15 of the Notes to Consolidated Financial Statements, several short-term financing arrangements have been made to help the Company with the extreme short-fall in cash. Overall, business, subsequent to December 31, 2002, is improving and cash flow from operations is increasing, but cash flow is still tight.

As discussed in Note 5 of the Notes to Consolidated Financial Statements, at December 31, 2002, the Company had approximately $1,227.0 thousand of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped due to the recent political unrest and oil and gas industry work curtailment in Venezuela. Currently, we are waiting on payment for approximately $27 thousand of product shipped to and accepted by PDVSA. The remaining $1.2 million has not been shipped to the end customer (PDVSA). Our contacts within PDVSA inform us that our product will be needed as they begin to ramp up oil production to pre strike levels. We believe the product will eventually be shipped to PDVSA but we can not predict when. Thus, we have established a reserve for doubtful accounts for $878.0 thousand, the portion that we believe to be unrealizable if the product is not ultimately delivered to PDVSA. We fully expect, once PDVSA accepts the product, that they will pay, as they have in 2002, within their customary payment terms. The delay in collecting this accounts receivable has had a significant adverse effect on the cash flow of the Company. Additionally, all invoice amounts, as discussed in Note 8 of the Notes to Consolidated Financial Statements, which are greater than 90 days old cannot be included in the borrowing base under our revolving lines of credit.

On February 28, 2002, the Company sold its rights and obligation to purchase the land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750,000 to Oklahoma Facilities, LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. This transaction resulted in net cash proceeds to the Company of $761,000. The Company simultaneously entered into an agreement to lease back the facility over ten years. This transaction has been recorded as a capital lease as discussed in
Note 7 of the Notes to Consolidated Financial Statements.

The Company has borrowed $3.21 million during 2002 under its line of credit arrangements, including a new $1.6 million line of credit which was executed in January of 2002 and short-term borrowing of $500,000 executed in July 2002. In addition, our primary lending bank has extended a $1.4 million line of credit until May 29, 2003. The Company has borrowings which have exceeded its eligible asset base by approximately $557.5 thousand at December 31, 2002. The lender has not determined the impact of this on the Company's revolving lines of credit. We also made total debt service payments of approximately $1.2 million during the year. The company has estimated minimum debt service obligations in 2003 of $4.7 million. This $4.7 million includes the revolving lines of credit totaling $3.0 million at December 31, 2002, the capital lease obligation incurred during the first quarter of 2002, and the minimum principal and interest payments on the new credit agreements mentioned above, and in Notes 8, 9 and 15 of the Notes to Consolidated Financial Statements.

In December 2002, the Company issued 609,499 shares of its common stock in a private offering to "accredited investors" in exchange for $609,499 of subscription proceeds, which was paid by the tender to the Company of $609,499 of cash. These proceeds were used for operating cash flow.

Capital expenditures during 2002 totaled $1.5 million, of which $32.0 thousand had not been paid in cash at December 31, 2002. The majority of these capital expenditures relate to a bulk material transload facility which the Company constructed in Raceland, Louisiana and a paint shop for ES in Duncan, Oklahoma. The Company has approved a capital expenditure budget for 2003 totaling approximately $.5 million.

The Company believes its operations are capable of generating sufficient cash flow to meet its debt service obligations if we successfully collect amounts due from our Venezuelan customer. However, the collection of these amounts, and certain other factors involved in executing our business strategy, are beyond our control. In addition, we face a challenging near-term political and industry environment. As a result, we believe the Company will need to raise additional capital through the sale of its debt or equity securities. There can be no assurance that the Company will be able to secure such financing on acceptable terms.

It is uncertain that we will be able to collect the amounts from our Venezuelan customer, return our Equipment Manufacturing segment to profitability, grow our business to the projected 2003 plan levels and/or obtain additional equity or debt financing. Accordingly, investors are advised that the Company faces significant financial risks in the near future as we attempt to meet these challenges.

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecast," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic and political conditions, prices of, and the demand for crude oil and natural gas, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors identified herein.

Item 7.  Financial Statements



                                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants.........................................................................18

Consolidated Balance Sheets as of December 31, 2002 and 2001.....................................................19

Consolidated Statements of Operations for the Year Ended December 31, 2002 and
      December 31, 2001..........................................................................................20

Consolidated Statements of Changes in Stockholders' Equity for the Year Ended
     December 31, 2002 and December 31, 2001.....................................................................21

Consolidated Statements of Cash Flows for the Year Ended December 31, 2002 and
     December 31, 2001...........................................................................................22

Notes to Consolidated Financial Statements.......................................................................24


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Flotek Industries Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying Consolidated Balance Sheets of Flotek Industries Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 17, 2003



                             FLOTEK INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001



                                                                                  2002                2001
                                                                            -----------------    ----------------
                                  ASSETS

Current assets:
    Cash and cash equivalents..........................................          $         -         $   240,438
    Accounts receivable, less allowance of $900,067 and
     $208,333 as of December 31, 2002 and 2001, respectively...........            2,034,381           2,189,566
    Inventories and work in progress, net..............................            1,817,717           3,704,153
    Other current assets...............................................              198,055              24,735
                                                                                 -----------         -----------
         Total current assets..........................................            4,050,153           6,158,892
                                                                                 -----------         -----------

Property, plant and equipment, net.....................................            4,386,182           3,671,939
Goodwill, net..........................................................           12,266,346          13,111,840
Patents and other intangible assets, net...............................              237,421             191,333
Other assets...........................................................                    -              87,253
                                                                                 -----------         -----------
         Total assets..................................................          $20,940,102         $23,221,257
                                                                                 ===========         ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current portion of long-term debt..................................          $   977,695         $   876,737
    Capital lease obligations, current portion.........................               66,535             633,894
    Accounts payable...................................................            2,464,499           2,225,219
    Accrued liabilities................................................               91,971             722,910
    Amounts due to related parties.....................................              100,892             132,855
    Notes payable......................................................            3,532,924           1,282,966
                                                                                 -----------         -----------
         Total current liabilities.....................................            7,234,516           5,874,581
                                                                                 -----------         -----------

 Long-term debt........................................................            3,039,649           3,339,970
 Capital lease obligations, long-term..................................            1,321,726                   -
 Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000 shares authorized, no
         shares issued.................................................                    -                   -
     Common stock, $.0001 par value, 20,000,000 shares authorized,
         5,521,670 and 4,850,696 shares issued and outstanding for 2002
         and 2001, respectively........................................                  552                 485
     Additional paid-in capital........................................           16,373,156          15,572,886
     Accumulated deficit...............................................           (7,029,497)         (1,566,665)
                                                                                 -----------         -----------
         Total stockholders' equity....................................            9,344,211          14,006,706
                                                                                 -----------         -----------
         Total liabilities and stockholders' equity....................          $20,940,102         $23,221,257
                                                                                 ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.





                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Year Ended December 31, 2002 and December 31, 2001


                                                                              2002                   2001
                                                                        ------------------     -----------------

Revenues..........................................................            $13,260,503           $12,561,499

Cost of revenues..................................................              8,711,032             9,078,121
                                                                              -----------            ----------

Gross margin......................................................              4,549,471             3,483,378
                                                                              -----------            ----------

 Expenses:
    Selling, general and administrative...........................              7,477,189             3,767,873
    Goodwill impairment...........................................                600,000                     -
    Depreciation and amortization.................................                704,732               744,305
    Research and development......................................                139,371                34,938
                                                                              -----------            ----------
       Total expenses.............................................              8,921,292             4,547,116
                                                                              -----------            ----------

Loss from operations..............................................             (4,371,821)           (1,063,738)

Other income (expense)
    Interest expense..............................................               (639,918)             (415,431)
    Interest income...............................................                  2,217                43,819
    Other, net....................................................                   (566)               27,415
                                                                              -----------            ----------
       Total other income (expense)...............................               (638,267)             (344,197)
                                                                              -----------            ----------

Loss before cumulative effect of change in
 accounting principle ............................................             (5,010,088)           (1,407,935)
                                                                              -----------            ----------

Cumulative effect of change in accounting principle net
 of income tax benefit............................................               (452,744)                    -
                                                                              -----------            ----------


Net loss..........................................................            $(5,462,832)          $(1,407,935)
                                                                              ===========           ===========

Basic and diluted loss per common share before
 cumulative effect of change in accounting
 principle........................................................            $     (1.01)            $   (0.44)

Cumulative effect of change in  accounting principle..............                   (.09)                    -
                                                                              -----------            ----------


Basic and diluted net loss per common share.......................            $     (1.10)             $  (0.44)
                                                                              ===========           ===========

Weighted average number of common shares
 outstanding......................................................              4,967,658             3,175,449
                                                                              ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Year Ended December 31, 2002 and December 31, 2001

                                                Common Stock            Additional
                                                ------------             Paid-in              Accumulated
                                                Shares                   Capital              Deficit              Total
                                            -------------------      ---------------     ------------------    ---------------

Balance at December 31, 2000...............    1,425,665     $143       $ 1,383,228           $  (158,730)        $ 1,224,641

Common stock issued in                         2,326,312
 acquisitions..............................                   232        10,077,768                     -          10,078,000

Common stock issued for cash...............    1,098,719      110         4,111,890                     -           4,112,000

Net loss...................................            -        -                 -            (1,407,935)         (1,407,935)
                                               ---------  -------       -----------           -----------         -----------

Balance at December 31, 2001...............    4,850,696     $485       $15,572,886           $(1,566,665)        $14,006,706
                                               =========     ====       ===========           ===========         ===========


                                                Common Stock            Additional
                                                ------------             Paid-in              Accumulated
                                                Shares                   Capital              Deficit              Total
                                            -------------------      ---------------     ------------------    ---------------

Balance at December 31, 2001...............    4,850,696     $485       $15,572,886           $(1,566,665)        $14,006,706

Common stock issued in
 acquisitions..............................       60,116        6           189,460                     -             189,466

Common stock issued for cash...............      610,858       61           610,810                     -             610,871

Net loss...................................            -        -                 -            (5,462,832)         (5,462,832)
                                               ---------  -------       -----------           -----------         -----------


Balance at December 31, 2002...................5,521,670     $552       $16,373,156           $(7,029,497)        $ 9,344,211
                                               =========     ====       ===========           ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.




                       FLOTEK INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Year Ended December 31, 2002 and December 31, 2001
                             (Continued)                                      2002                   2001
                                                                         ------------------     -----------------
Cash flows from operating activities:
    Net loss...................................................               $(5,462,832)          $(1,407,935)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization.........................                   704,731               744,305
         Imputed interest expense..............................                         -                43,095
         Gain on sale of assets................................                    15,579               (20,435)
         Impairment of goodwill................................                 1,052,744                     -
         (Increase) decrease in:
           Accounts receivable.................................                   155,185              (166,464)
           Inventories and work in progress....................                 1,886,436            (1,439,324)
           Other current assets................................                  (173,320)              (93,519)
           Deposits and other..................................                    87,254                    -
           Accounts payable and accrued liabilities............                  (391,659)            1,177,823
                                                                              -----------           -----------
            Net cash used in operating activities..............                (2,125,882)           (1,162,454)
                                                                              -----------           -----------
Cash flows from investing activities:
     Acquisition of subsidiaries, net..........................                  (122,250)           (6,066,493)
     Capital expenditures......................................                (1,473,521)           (1,411,460)
     Proceeds from sales of assets.............................                   111,312               246,536
                                                                              -----------          -----------
            Net cash used in investing activities..............                (1,484,459)          (7,231,417)
                                                                              -----------           -----------
Cash flows from financing activities:
     Issuance of stock for cash................................                   610,871             4,112,000
     Proceeds from borrowings..................................                 3,106,736             3,737,316
     Proceeds from sale/leaseback transaction..................                   761,000                     -
     Repayments of indebtedness................................                (1,056,141)             (325,755)
     Payments to related parties...............................                   (31,963)             (152,394)
     Principal payments on capital leases......................                   (20,600)              (30,000)
                                                                              -----------           -----------
        Net cash provided by financing activities..............                  3,369,903            7,341,167
                                                                              -----------           -----------
Net decrease in cash and cash equivalents......................                  (240,438)           (1,052,704)
Cash and cash equivalents at beginning of period...............                   240,438             1,293,142
                                                                              -----------          -----------
Cash and cash equivalents at end of period.....................               $         -           $   240,438
                                                                              ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       FLOTEK INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Year Ended December 31, 2002 and December 31, 2001
                             (Continued)




                                                                                 2002                  2001
                                                                           ------------------    ------------------

Supplemental schedule of noncash investing and financing activities:
     Land and building acquired under capital lease................              $         -           $   630,794
                                                                                 ===========           ===========

    Lease obligation incurred......................................              $ 1,408,861           $         -
                                                                                 ===========           ===========

    Book value of assets sold......................................              $   633,894           $         -
                                                                                 ===========           ===========

    Capital expenditures incurred but not paid at year end.........              $    32,000           $   275,000
                                                                                 ===========           ===========

Supplemental disclosures of cash flow information:
    Acquisition of subsidiaries:
      Assets (liabilities) acquired:
        Cash.......................................................              $         -           $ 1,433,381
        Accounts receivable........................................                        -             2,023,102
        Inventories and work in progress...........................                        -             2,264,829
        Other current assets.......................................                        -                 9,080
        Property and equipment.....................................                        -             1,637,897
        Marketable securities......................................                        -               204,573
        Patents and other intangibles..............................                  104,466               192,541
        Goodwill...................................................                  207,250            13,394,420
        Other assets...............................................                        -                21,770
        Debt.......................................................                        -              (808,951)
        Accounts payable and accrued liabilities...................                        -            (1,394,768)
                                                                                 -----------           -----------
                                                                                     311,716            18,977,874
      Common stock issued..........................................                 (189,466)          (10,078,000)
      Promissory notes issued......................................                        -            (1,400,000)
      Transaction costs paid in cash...............................                        -              (312,274)
                                                                                 -----------           -----------
        Net cash paid to sellers...................................              $   122,250           $ 7,187,600
                                                                                 ===========           ===========

    Cash paid for interest.........................................              $   639,918           $   415,431
                                                                                 ===========           ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and Summary of Significant Accounting Policies

Flotek Industries, Inc. and subsidiaries (the "Company" or "Flotek") was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, the Company moved its corporate domicile to Delaware and completed a reverse stock split of 120 to 1. On October 31, 2001, the Company completed a merger ("the Merger") with Chemical & Equipment Specialties, Inc. ("CESI"). The Merger has been accounted for as a reverse acquisition using the purchase method of accounting. In the Merger, the shareholders of the acquired company, CESI, received the majority of the voting interests in the surviving consolidated company. Accordingly, CESI was deemed to be the acquiring company for financial reporting purposes and the historical financial statements of the Company for the year ended December 31, 2001 are the historical financial statements of CESI. All of the assets and liabilities of Flotek were recorded at fair value on the date of the Merger, and the operations of Flotek have been reflected in the operations of the combined company only for periods subsequent to the date of the Merger.

The Company's product lines are divided into three segments within the oilfield service industry:

o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production.

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

The Equipment Manufacturing segment, except for the bulk material transload operation, recognizes revenues from manufacturing and construction contracts under the percentage-of-completion method of accounting, generally in the ratio of costs incurred to total estimated costs of completion. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. Bulk material transload revenue is recognized as services are performed for the customer.

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




Customers are invoiced under the terms of manufacturing or construction contracts and accounts receivable are recorded at that time. Collection of revenues invoiced on large heavy equipment builds or refurbishments are collected upon delivery of the completed unit. Progress billings are made on large construction projects, usually resulting in only a small fraction of the total project revenue in accounts receivable at the completion of the project. Revenues recognized in excess of customer billings are reflected in current assets as work in progress. Deposits and billings in excess of revenues on specific contracts are recognized as a reduction of work in progress.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. Work in progress consists of percentage of completion revenues recognized in excess of customer billings and deposits and billings in excess of revenues on specific contracts. The components of inventories and work in progress at December 31, 2002 were as follows:

                                         December 31,         December 31,
                                             2002                 2001
                                      -------------------   ------------------
  Raw materials.......................     $  409,806           $  496,332
  Finished goods......................      1,534,387            1,856,011
  Manufacturing parts and materials...        272,048              708,036
  Work in progress....................        110,539            1,000,799
  Inventory obsolescence reserve......       (509,063)            (357,025)
                                           ----------           ----------
                                           $1,817,717           $3,704,153
                                           ==========           ==========

Property and Equipment

Property and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation is provided at rates considered sufficient to amortize the cost of the assets using the straight-line method over the following estimated useful lives:

    Buildings and leasehold improvements...........        20 years
    Machinery and equipment........................       5-8 years
    Furniture and fixtures.........................         5 years
    Transportation equipment.......................         3 years
    Computer equipment.............................         3 years

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of companies acquired in business combinations accounted for using the purchase method. Goodwill acquired in business combinations prior to June 30, 2001 had been amortized using the straight-line method over an estimated useful life of 20 years. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized but instead be reviewed periodically for possible impairment. The Company adopted SFAS No. 142 effective January 1, 2002 and will no longer amortize goodwill. The goodwill amortization expense during the year ended December 31, 2001, was $378,040.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In the third quarter, we completed our initial assessment of goodwill impairment as required under SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142, the Company determined, with the assistance of an independent appraiser, that the carrying value of goodwill and related assets of the Equipment Specialties, Inc. ("ES") reporting unit exceeded its fair value. There was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment which consists of two reporting units, ES and Material Translogistics, Inc. ("MTI"). As a result, the Company recognized a charge to income of $452,744 ($.09 loss per share) for the ES reporting unit which represents all of this unit's goodwill. Our test concluded there was no impairment for MTI. The goodwill impairment is reflected as the cumulative effect of change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company's other intangible assets had definitive lives and were being amortized accordingly.

In addition to the transitional year impairment test mentioned above, we also conducted a goodwill impairment assessment during the fourth quarter of 2002 for the Petrovalve reporting unit within the Downhole Equipment Segment. There was approximately $5.5 million of goodwill attributable to this segment, all relating to the Petrovalve reporting unit. Our test concluded that $600.0 thousand of goodwill was impaired. Consequently, we have recognized this impairment loss in Results of Operations in the fourth quarter of 2002.

We concluded, for the other reporting units of the Company, that their assets and liabilities had not changed significantly since the transition test and thus they were not tested during the impairment assessment in the fourth quarter of 2002. See Note 10 of the Notes to Consolidated Financial Statements.

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

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Loss Per Share

Loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding. There were no potentially dilutive common shares as of December 31, 2002 or 2001.

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

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained accumulated operating losses since inception. In addition, the Company has used substantial amounts of working capital in their operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




Management believes that actions taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with adequate working capital:

o The Company believes that revenues will increase in fiscal 2003.

o Management continues to actively seek potential acquisition or merger candidates to either decrease costs of providing products or add new products and customer base to diversify the Company's market.

o The Company is expanding its Specialty Chemicals business segment in Canada and Mexico and expects these markets to yield significant revenue and profit in 2003.

o Management is working with its primary lender to restructure its revolving lines of credit to add more flexibility in accessing working capital.

o Management fully expects PDVSA to use the $1.2 million in product, currently under the control of our agent, and to order additional product in 2003.

o New management at ES, a reporting unit within the Equipment Manufacturing Segment, have significantly improved operating controls and work processes resulting in improved efficiencies, lower costs and increased quality.

Note 3 - Acquisitions

In January 2002, the Company issued 26,116 shares of common stock valued at $82,309 to the former shareholders of MTI. Under the original acquisition agreement, which had an effective date of June 29, 2001, the shareholders of MTI could receive up to 52,232 additional shares of common stock, contingent upon the execution of two future contracts. One of these contracts became effective in January 2002 and the shares issued above relate to that contract. The other contract had not been executed as of December 31, 2002.

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

Note 4 - Stock Settlement

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

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 5 - Accounts Receivable

At December 31, 2002, the Company had approximately $1,227.0 thousand of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped due to the recent political unrest and oil and gas industry work curtailment in Venezuela. Currently, we are waiting on payment for approximately $27 thousand of product shipped to and accepted by PDVSA. The remaining $1.2 million has not been shipped to the end customer (PDVSA). Our contacts within PDVSA inform us that our product will be needed as they begin to ramp up oil production to pre-strike levels. We believe the product will eventually be shipped to PDVSA but we cannot predict when. Thus, we have established a reserve for doubtful accounts for $878.0 thousand, the portion that we believe to be unrealizable if the product is not ultimately delivered to PDVSA. We fully expect, once PDVSA accepts the product, that they will pay, as they have in 2002, within their customary payment terms.

Note 6 - Property, Plant and Equipment

At December 31, 2002 and December 31, 2001, property, plant and equipment were comprised of the following:

                                                         December 31,         December 31,
                                                             2002                 2001
                                                       ------------------     ------------------
Land                                                         $   118,700            $    145,000
Buildings and leasehold improvements...............            3,274,799               2,115,078
Machinery and equipment............................            1,129,223               1,195,632
Furniture and fixtures.............................               67,236                  67,936
Transportation.....................................              570,407                 456,690
Computer equipment.................................              156,156                  76,497
                                                             -----------            ------------
   Total property and equipment....................            5,316,519               4,056,833
 Less accumulated depreciation.....................             (930,337)               (384,894)
                                                             -----------            ------------
   Net property and equipment......................          $ 4,386,182            $  3,671,939
                                                             ===========            ============





Note 7 - Capital Lease Obligation

On February 28, 2002, the Company sold its rights and obligation to purchase the land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750.0 thousand to Oklahoma Facilities, LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. The total consideration at closing was $1.4 million with net cash proceeds to the Company of $761.0 thousand. The transaction did not generate any gain or loss. The Company simultaneously entered into a capital lease agreement with Facilities under which it is obligated to pay average rent of $18,000 per month for a fixed term of ten years. The Company has the right to buy the property at any time during

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



the first two years of the lease for a fixed price of $1.4 million. The Company also has the option to purchase the building for a fixed price of $420.0 thousand at the end of the ten-year lease term.

The following is a schedule of future minimum lease payments under the capital lease, together with net lease payments as of December 31, 2002:

                         For the Year Ending December 31,
          ---------------------------------------------------------------
              2003..........................................   226,500
              2004..........................................   237,000
              2005..........................................   219,500
              2006..........................................   216,000
              2007..........................................   216,000
              Thereafter.................................... 1,339,122
                                                             ---------
              Total                                          2,454,123
                                                             ---------

              Less amount representing interest............. 1,065,862
                                                             ---------

              Present value of net minimum lease payments... 1,388,261

              Less current portion..........................    66,535
                                                             ---------

              Long-term portion of present value of net
               minimum lease payments....................... 1,321,726
                                                             =========


Note 8 - Notes Payable

Notes payable at December 31, 2002 and December 31, 2001 consisted of the following:


                                                                                    December 31,       December 31,
                                                                                        2002               2001
                                                                                  ------------------ -----------------
  Revolving  line of  credit,  secured by  accounts  receivable  and  inventory, bearing  interest  at the prime  rate  plus  1.25%,  due in May  2003,  with
    maximum borrowings of $1,414,035 (1)........................................        $ 1,414,035       $ 1,252,966
  Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in January 2003, with
    maximum borrowings of $1,608,100 (2) (see Note 15) .........................          1,593,109                 -
  Note payable, secured by accounts receivable, bearing interest at the prime rate, 4.25% at December 31, 2002, plus 4.25%, payable in monthly installments of $8,045 including interest, due upon collection of
     the pledged accounts receivable or August 1, 2003, whichever is earlier.               495,780                 -
  Other notes payable...........................................................             30,000            30,000
                                                                                        -----------       -----------
    Total notes payable.........................................................        $ 3,532,924       $ 1,282,966
                                                                                        ===========       ===========

                            FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




On July 25, 2002, the Company borrowed $500,000 under a promissory note from Oklahoma Facilities LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. The note is secured by an account receivable from the Company's major customer in Venezuela. The note requires payments of interest only for the first three months and fixed payments of $8,045 per month thereafter. The note is due upon the collection of the account receivable, but in any event must be paid in full by August 1, 2003. Proceeds from the loan were used to meet general corporate purposes.

At December 31, 2002, the Company was not in compliance on its borrowing base requirements for its revolving lines of credit. This noncompliance is attributable to two items as follows:

1. Over 90 day accounts receivable are to be excluded in the calculation of eligible asset base in the borrowing base calculation. The majority, approximately $1,227.0 thousand, of the over 90 day accounts receivable relates to amounts due from a customer in Venezuela as further explained in Note 5 of the Notes to the Consolidated Financial Statements. On January 31, 2003, the Lender for the revolving lines of credit granted the Company a 90 day waiver from excluding over 90 day accounts receivable in the borrowing base calculation. The waiver expires on April 1, 2003. With the waiver the Company is in compliance with its revolving line credit agreements; however,

2. Even with the over 90 day accounts receivable waiver mentioned above, the Company's borrowings against its revolving lines of credit exceeded the eligible asset base by approximately $559.7 thousand at December 31, 2002. The Lender has not determined the impact of this on the Company's revolving lines of credit.

    (1)Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.
    (2) Limited to a borrowing base amount calculated as 50% of eligible accounts receivable and inventory.

                            FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 9 - Long-Term Debt

Long-term debt at December 31, 2002 and December 31, 2001, consisted of the following:


                                                                                    December 31,        December 31,
                                                                                        2002                2001
                                                                                -------------------  ------------------
Notes  payable to  shareholders  of  acquired  businesses,  unsecured,  bearing interest  at 9% payable  quarterly,  due in five  annual  installments  of
     $200,000 each beginning January 2002......................................        $   800,000         $ 1,000,000
Note payable to bank,  bearing  interest at the prime rate plus 1%,  payable in
     monthly installments of $39,812 including interest, due in January 2008...          2,025,119           2,439,532
Note payable to bank,  bearing  interest at the prime rate plus 1%,  payable in
     monthly installments of $14,823 including interest, due in September 2004.            307,375             464,538
Construction loan payable to bank,  bearing interest at the prime rate plus 1%, payable in monthly  installments  of $25,923  including  interest,  due in
     January 2005 (see Note 15) ...............................................            594,740                   -
Mortgage  note on  property,  bearing  interest  at  10%,  payable  in  monthly
     installments of $1,470 including interest, due in December 2012...........            111,228             115,877
Notes payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of $1,934 including
     interest, due in May 2006.................................................             68,182              87,620
Secured vehicle and other equipment loans......................................            110,700             109,140
                                                                                     -------------       -------------
     Total.....................................................................          4,017,344           4,216,707
     Less current maturities...................................................            977,695             876,737
                                                                                     -------------         -----------
         Long-term debt........................................................        $ 3,039,649         $ 3,339,970
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

The following is a schedule of future maturities of long-term debt:

                Years ending
                December 31,
               ------------------------
                   2003...............        1,078,589
                   2004...............          965,931
                   2005...............          852,904
                   2006...............          764,912
                   2007...............          386,249
                   Thereafter.........           69,652

                            FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




Note 10 - Goodwill and Other Intangible Assets

Following is a reconciliation of goodwill:

  Beginning balance, December 31, 2001...............         $ 13,111,840
  Acquisitions.......................................              207,250
  Goodwill impairment, January 1, 2002
    associated with the ES reporting unit............             (452,744)
   Goodwill impairment, December 31, 2002
     associated with the Petrovalve reporting
     unit............................................             (600,000)
                                                              ------------
   Ending balance, December 31, 2002.................         $ 12,266,346
                                                              ============

Following is a reconciliation of the reported net loss to the adjusted net loss reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

                                                   Year Ended
                                                  December 31,
                                      --------------------------------------
                                            2002                2001
                                      ------------------  ------------------

 Reported net loss:

    Reported net loss...............      $(5,462,832)        $(1,407,935)

    Add back: Cumulative effect of
     accounting change for
     impairment of goodwill.........          452,744                   -

    Goodwill amortization...........                              378,040
                                          -----------         -----------

    Adjusted net loss...............      $(5,010,088)        $(1,029,895)
                                          ===========         ===========

                                                    Year Ended
                                                   December 31,
                                      --------------------------------------
                                             2002               2001
                                      -------------------  -----------------

 Basic and diluted earnings per
  share:

    Reported net loss...............      $     (1.10)        $     (0.44)

    Add back: Cumulative effect of
     accounting change for
     impairment of goodwill.........             (.09)                  -

    Goodwill amortization...........                -                 .12
                                          -----------         -----------


    Adjusted net loss...............      $     (1.01)        $     (0.36)
                                          ===========         ===========

                            FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. The impairment amount is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. As of December 31, 2002, the Company did not recognize any impairment associated with its long-lived assets.

Other intangible assets are comprised of the following:

                                                     December 31, 2002                      December 31, 2001
                                           --------------------------------------  -------------------------------------
                                                Gross                                   Gross
                                               Carrying            Accumulated         Carrying          Accumulated
                                                Amount            Amortization         Amount           Amortization
                                           -----------------  -------------------  ------------------  -----------------

Patents...................................       $ 266,148        $    102,099       $   266,148         $   74,815

Other Intangibles.........................         104,464              31,092                 -                  -
                                                 ---------        ------------       -----------         ----------

  Total...................................       $ 370,612        $    133,191       $   266,148         $   74,815
                                                 =========        ============       ===========         ==========


                                              Aggregate Expense for the Three           Aggregate Expense for the
                                                       Months Ended                            Year Ended
                                           --------------------------------------  -------------------------------------
                                               December 31,     December 31,         December 31,         December 31,
                                                  2002              2001                 2002                 2001
                                           -----------------  ------------------  ------------------  ------------------

Patents...................................       $   7,779        $        118       $    27,264         $      118

Other Intangibles.........................          10,466                   -            31,339                  -
                                                 ---------        ------------       -----------         ----------

  Total...................................       $  18,161        $        118       $    58,603         $      118
                                                 =========        ============       ===========         ==========


Estimated Amortization Expense:
  For the year ended December 31, 2003               $  68,400
  For the year ended December 31, 2004               $  57,954
  For the year ended December 31, 2005               $  26,616
  For the year ended December 31, 2006               $  26,616
  For the year ended December 31, 2007               $  26,616

Note 11 - Stock Options and Warrants

The Company and its predecessors have issued non-qualified employee stock options to employees, officers, directors and consultants from time to time as approved by the Board of Directors. The exercise price has been equal to the fair market value at the date of grant. The shares covered by the option agreements are not registered with the Securities and Exchange Commission.

                            FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



The following table presents stock options issued and outstanding during the period:

                                                                                                          Weighted
                                                                        Range of Exercise Prices          Average
                                                                                                          Exercise
                                                                       ---------------------------
                                                        Shares            Low              High            Price
                                                    -------------    -------------    -------------    -------------

          Balance at December 31, 2001..............       166,790          $ 3.60          $ 12.96            $5.03

          Options granted...........................            -                -                -                -
          Stock Dividend Adjustment (a).............        16,172            3.49            11.77             4.82
          Options exercised.........................             -               -                -                -
          Options cancelled.........................        (6,215)          11.77            11.77            11.77
                                                            ------           -----          -------            -----
          Balance at December 31, 2002..............       176,747          $ 3.49           $11.77            $4.70
                                                           =======          ======          =======            =====

(a) See Note 4 of the Notes to Consolidated Financial Statements which discusses the stock adjustment as a result of the merger between Flotek Industries, Inc. and CESI.

The weighted average contractual life remaining on outstanding stock options was approximately 1.5 years at December 31, 2002.

Prior to the Merger, Flotek had outstanding warrants to purchase 56,030 shares of common stock, adjusted for the stock settlement as described in Note 4 of the Notes to Consolidated Financial Statements, at an exercise price of $14.40 per share, which expire in October 2006. These warrants were assumed by the combined company. The expiration date of these warrants can be accelerated in the event that the closing price of the common stock of the Company is in excess of $21.60 for a period of 60 consecutive trading days.

Note 12 - Federal Income Tax

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                             December 31,        December 31,
                                                 2002                2001
                                           ------------------  -----------------
  Federal income tax (benefit) at 34%...       $ (1,857,362)       $ (478,696)
  Nondeductible items...................             14,850             4,833
  Other.................................         (1,404,488)         (108,137)
  Change in valuation allowance.........          3,274,000           582,000
                                               ------------        ----------
                                               $          -        $        -
                                               ============        ==========

                            FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




The components of deferred taxes are as follows:

 Allowance for doubtful accounts........        $  306,000         $   71,000
 Inventory reserves.....................           173,000            121,000
 Net operating loss carryforward........         3,283,000            440,000
 Goodwill impairment....................           358,000                  -
 Accumulated depreciation...............          (238,000)             3,000
                                                ----------         ----------
                                                 3,882,000            635,000
 Valuation allowance....................        (3,882,000)          (635,000)
                                                ----------         ----------
                                                $        -         $        -
                                                ==========         ==========

At December 31, 2002, the Company had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $9.65 million, expiring in 2021. Under federal tax law, the amount and availability of Flotek's loss carryforwards are subject to complex tax regulations and restrictive tests. The utilization of such carryforwards can be severely limited or effectively lost upon certain changes in ownership, such as the Merger. The utilization of any of these net operating loss carryforwards is dependent on the future profitability of the Company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards. An allowance has been recorded to fully offset the net deferred tax asset.

Note 13 - Operating Leases

The Company has entered into operating leases for office space, vehicles and equipment. Future minimum lease payments under these leases are as follows:

                                                 Years ending
                                                 December 31,
                                            ---------------------
                                                  2003..........     $151,177
                                                  2004..........      129,183
                                                  2005..........       44,163
                                                  2006..........       29,966
                                                  2007..........       31,472
                                                                     --------
                                                                     $385,961
                                                                     ========

Total rent expense under these operating leases totaled approximately $170,334 during the year ended December 31, 2002.

Note 14 - Segment Information

The Company's product lines are divided into three segments within the oilfield service industry:

o The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production.

                            FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




o The Equipment Manufacturing segment designs, manufactures and rebuilds specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport. This segment also designs, constructs and manages automated bulk material handling and loading facilities or other oilfield service companies.

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

Essentially all of the Company's revenues are derived from the oil and gas industry. This concentration of customers in one industry increases the credit and business risks of the Company, particularly given the volatility of activity levels in the industry. The majority of the Company's sales are to major or large independent oilfield service companies with established credit histories and actual credit losses have been insignificant. Four customers accounted for 44.2% of our consolidated revenues for the year ended December 31, 2002. Three of these customers were in the Specialty Chemicals segment of our business and they collectively accounted for 65.2% of the revenues in this segment. The remaining customer was in the downhole equipment segment of our business and it accounted for 52.1% of the revenues in this segment.

The Company operates primarily in the United States. The Company derived more than 10% of its revenues from international customers during the year ended December 31, 2002, and expects to increase the level of these sales in the future. International customers can pose additional credit risks to the Company. As of December 31, 2002, the Company had approximately $1,227.0 thousand in accounts receivable from a customer located in Venezuela. All of these sales were recorded in 2002. As a result of recent political unrest and oil and gas industry work curtailment in Venezuela, the Company has experienced significant delays in receiving payment for the items sold in 2002. The Company has an established long-term relationship with the customer and fully expects the ultimate customer to consume the remaining product as Venezuela ramps up oil production. The Company expects that these accounts receivable will ultimately be paid, but cannot predict the timing of collection. Consequently, the Company has provided a reserve for doubtful accounts associated with this balance.

The following table presents the revenues, operating income, total assets and other information for each reportable segment as of and for the year ended December 31, 2002 ($ in thousands):

                                            Specialty        Equipment        Downhole       Corporate
                                            Chemicals      Manufacturing     Equipment       and Other         Total
Net sales to external customers             $   6,845        $ 3,721          $ 2,694        $       -       $ 13,261
Income (loss) from operations               $     854        $(1,647)         $(1,688)       $  (1,891)      $ (4,372)
Depreciation and amortization               $     273        $   292          $    80        $      60       $    705
Total assets                                $   9,379        $ 4,383          $ 6,886        $     292       $ 20,940
Goodwill, net                               $   6,550        $   795          $ 4,921        $       -       $ 12,266
Capital expenditures                        $       -        $ 1,465          $     8        $       -       $  1,473

                            FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




Note 15 - Subsequent Events (Unaudited)

On January 9, 2003 ES, a Flotek Industries, Inc. company, entered into agreements with Stimulation Instruments, Inc. to refurbish four Nitrogen Skid Units at a total sales price of $412,000 and broker the sale of these units for a commission of $5,000 per unit plus 50% of the sales proceeds in excess of $160,000 per skid. Stimulation Instruments, Inc. is owned solely by Dr. Penny, an officer and director of Flotek Industries, Inc.

On January 13, 2003, the construction loan for the MTI Transload facility in Raceland, Louisiana was refinanced on a short-term loan to December 31, 2003 with a 54 month amortization. This note bears interest at prime plus 2%, payable in monthly installments of $16,958. Reference Note 9 of the Notes to Consolidated Financial Statements.

On January 30, 2003, CESI Chemical ("CESI"), a Flotek Industries, Inc. company, entered into an agreement with Stimulation Chemicals, LLC ("SCL") for the purchase of various raw materials from CESI Chemical suppliers under deferred payment terms. SCL will procure the raw materials as ordered by CESI granting CESI 120 day payment terms for a percent markup on established supplier prices up to a purchase value of $330,000. SCL invoices not paid by CESI within 120 days will bear interest at 1% per month. SCL is owned jointly by Dr. Penny and Mr. Beall, whom are both directors of Flotek Industries, Inc.

The revolving line of credit, totaling $1,608,100 and secured by accounts receivable and inventory due January 6, 2003 was refinanced on January 31, 2003 for 66 days to April 7, 2003 at prime plus 1.25%. Reference Note 8 of the Notes to Consolidated Financial Statements.

On February 11, 2003, Mr. Dumas, Chairman of the Board and Chief Executive Officer, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6%.

On February 24, 2003, the Company entered into a forbearance agreement with two shareholders of acquired business extending $100,000 each of principal payments due, under the original promissory note, on January 22, 2003 until June 30, 2003 and September 30, 2003. Interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed. In addition, interest will default to a rate of 12% per annum, until past due amounts are paid.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III


Items 9 to 12 Inclusive.

These items have been omitted in accordance with the general instructions to Form 10-KSB Annual Report. The Registrant intends to file with the Securities and Exchange Commission prior to April 30, 2003, pursuant to Regulation 14A, a definitive proxy statement that will involve the election of directors. The information required by these items will be included in such proxy statement and are incorporated herein by reference.



Item 13.  Exhibits and Reports on Form 8-K
     (a)  Exhibits:

     Index to Exhibits

Exhibit
Number           Description of Exhibit
-------------    ---------------------------------------------------------------
        3.1 *    Articles of Incorporation of Flotek Industries, Inc.
                  (incorporated by reference to Appendix E of the Company's Definitive Proxy Statement filed with the Commission on September 27, 2001).

        3.2 *    By-laws of Flotek Industries, Inc. (incorporated by reference to Appendix F of the Company's Definitive Proxy Statement filed with the Commission on September 27, 2001).

        4.1 *    Registration Right Agreement, effective as of April 30,
                  2000, signed in August 2000 (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB for the quarter ended August 31, 2000).

       10.1 *    Promissory Note, Loan Agreement and Security Agreement dated
                  January 7, 2002 by and between Legacy Bank and Flotek Industries, Inc. (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 14, 2002).

       10.2 *    Promissory Note, Loan Agreement and Security Agreement dated
                  January 4, 2002 by and between Legacy Bank and Flotek Industries, Inc. (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 14, 2002).

       10.3 *    Lease Agreement with Option to Purchase, dated February 28,
                  2002, by and between Oklahoma Facilities, L.L.C. and Neal's Technology Company, Inc. (incorporated by reference to the Company's Form 10-QSB filed with the Commission on May 20,
                  2002).

       10.4 *    Promissory Note and Collateral Assignment Agreement dated
                  July 25, 2002 by and between Oklahoma Facilities, L.L.C. and Flotek Industries, Inc. (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 14,
                  2002).

       10.5 *    Change in Terms Agreement dated September 16, 2002 by and
                  between Legacy Bank and Flotek Industries, Inc. (incorporated by reference to the Company's Form 10-QSB filed with the Commission on November 12, 2002).

       21.1      List of Subsidiaries.

       99.1      Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       *Previously Filed


     (b) Reports on Form 8-K:

     None.

Item 14.  Controls and Procedures.

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

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation. Previously noted weaknesses have been corrected.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLOTEK INDUSTRIES, INC.

Date:March 31, 2003

                                    By:/s/ Jerry D. Dumas, Sr.
                                    ---------------------------
                                    Jerry D. Dumas, Sr.
                                    Chairman and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Date                        Signature                                   Title(s)


March 31, 2003         /s/ Jerry D. Dumas, Sr.               Chairman and Chief Executive Officer
                      --------------------------------------
                      Jerry D. Dumas, Sr.


March 31, 2003         /s/ Glenn S. Penny                    President, Chief Technical Officer and
                      -------------------------------------- Director
                      Glenn S. Penny


March 31, 2003         /s/ Mark D. Kehnemund                 Chief Financial Officer
                      --------------------------------------
                      Mark D. Kehnemund


March 31, 2003         /s/ Robert S. Beall                   Director
                      --------------------------------------
                      Robert S. Beall


March 31, 2003         /s/ John W. Chisholm                  Director
                      --------------------------------------
                      John W. Chisholm


March 31, 2003         /s/ Gary M. Pittman                   Director
                      --------------------------------------
                      Gary M. Pittman


March 31, 2003         /s/ Barry E. Stewart                  Director
                      --------------------------------------
                      Barry E. Stewart


March 31, 2003         /s/ William R. Ziegler                Director
                      --------------------------------------
                      William R. Ziegler