Form 10QSB
period 2003-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2003-05-15
CIK 928054

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003


          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-13270


                             FLOTEK INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                                    Delaware
                 (State or other jurisdiction of incorporation)

                    (I.R.S. Employer Identification Number)
                                   90-0023731
                   7030 Empire Central Drive, Houston TX 77040
               (Address of Principal Executive Offices) (Zip Code)

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

                                 Yes [x] No [_]


The number of shares of the Registrant's common stock outstanding on May 14, 2003 was 5,521,670.


           Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [x]

                                TABLE OF CONTENTS


Part I.           FINANCIAL INFORMATION

Item 1.           Financial Information

                      Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statement of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements
                        1.       General
                        2.       Acquisitions
                        3.       Accounts Receivable
                        4.       Inventories and Work in Progress
                        5.       Property, Plant and Equipment
                        6.       Goodwill and Other Intangible Assets
                        7.       Capital Lease Obligations
                        8.       Notes Payable
                        9.       Long-Term Debt
                        10.      Related Party Transactions
                        11.      Net Income (Loss) Per Common Share
                        12.      Segment Information
                        13.      Subsequent Events

Item 2.           Management's  Discussion and Analysis of Financial Condition
                   and Results of Operations

Item 4.           Controls and Procedures

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

Item 6.           Exhibits

Signatures

Exhibits:

   10.1* Change in Terms Agreement dated September 16, 2002 by and between Legacy Bank and Flotek Industries, Inc. (incorporated by reference to the Company's Form 10-QSB filed with the Commission on November 12,
          2002).

   10.2* Refinance Agreement Raceland Transload Facility (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 14, 2002).

   10.3   Related Party  Agreement with  Stimulation  Chemicals.

   10.4*  Refinance  Agreement   Revolving  Line  of  Credit   (incorporated  by
          reference to the Company's Form 10-QSB filed with the Commission on August 14, 2002).

   10.5   Related  Party  Short  Term  Financing   Agreement.

   10.6* Forbearance Agreement John Sanner and Flotek Industries (incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 2002)

Exhibits Continued:

   10.7* Forbearance Agreement Earl Schott and Flotek Industries (incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 2002).

   10.8* Long-Term Incentive Plan (incorporated by reference to the Company's Proxy Statement filed with the Commission on April 23, 2003).


   10.9 Audit Committee Charter 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

       *  previously filed

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information


                             FLOTEK INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,            December 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------

                                                                              (Unaudited)
                                 ASSETS
Current assets:
    Cash and cash equivalents.........................................              $      -            $      -
    Accounts receivable, less reserve of $901,743 and  $900,067, as of
      March 31, 2003 and December 31, 2002, respectively..............                2,409,555           2,034,381
    Inventories and work in progress..................................                2,251,946           1,817,717
    Other current assets..............................................                  156,026             198,055
                                                                                    -----------         -----------
         Total current assets.........................................                4,817,527           4,050,153
                                                                                    -----------         -----------

Property, plant and equipment, net....................................                4,322,853           4,386,182
Goodwill, net.........................................................               12,266,346          12,266,346
Patents and other intangible assets, net..............................                  220,317             237,421
                                                                                    -----------         -----------
         Total assets.................................................              $21,627,043         $20,940,102
                                                                                    ===========         ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of long-term debt.................................              $ 1,249,085         $   977,695
    Capital lease obligations, current portion........................                   72,691              66,535
    Accounts payable..................................................                2,674,708           2,464,499
    Accrued liabilities...............................................                   15,111              91,971
    Amounts due to related parties....................................                  576,864             100,892
    Notes payable.....................................................                3,543,931           3,532,924
                                                                                    -----------         -----------
         Total current liabilities....................................                8,132,390           7,234,516
                                                                                    -----------         -----------

 Long-term debt.......................................................                2,858,967           3,039,649
 Capital lease obligations, long-term.................................                1,290,412           1,321,726
 Stockholders' equity:
     Preferred stock, $.0001 par value, 100,000 shares authorized, no
         shares issued................................................                        -                   -
     Common stock, $.0001 par value, 20,000,000 shares authorized,
         5,521,670 shares issued and outstanding as of March 31, 2003
         and December 31, 2002 .......................................                      552                 552
     Additional paid-in capital.......................................               16,373,156          16,373,156
     Accumulated deficit..............................................               (7,028,434)         (7,029,497)
                                                                                    -----------         -----------
         Total stockholders' equity...................................                9,345,274           9,344,211
                                                                                    -----------         -----------
         Total liabilities and stockholders' equity...................              $21,627,043         $20,940,102
                                                                                    ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                         Three Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                       2003               2002
                                                                 ------------------ -----------------

   Revenues...................................................       $ 3,920,460        $ 3,659,583

   Cost of revenues...........................................         2,319,417          2,346,862  A.
                                                                     -----------        -----------
   Gross margin...............................................         1,601,043          1,312,721
                                                                     -----------        -----------
   Expenses:
      Selling, general and administrative.....................         1,205,807          1,275,823  A.
      Depreciation and amortization...........................           198,011            148,545
      Research and development................................            25,552             33,316  A.
                                                                     -----------        -----------
        Total expenses........................................         1,429,370          1,457,684
                                                                     -----------        -----------

   Income (loss) from operations..............................           171,673           (144,963)

   Other income (expense):
      Interest expense........................................          (172,036)          (122,571) A.
      Interest income.........................................                 -                 51
      Other, net..............................................             1,425                729
                                                                     -----------        -----------
        Total other income (expense)..........................          (170,610)          (121,791)
                                                                     -----------        -----------

    Income (loss) before cumulative effect of change in
      accounting principle....................................       $     1,063        $  (266,754)
                                                                     ===========        ===========

   Cumulative effect of change in accounting principle, net of
      income tax benefit......................................                 -           (452,745)
                                                                     -----------        -----------

   Net income (loss)..........................................       $     1,063        $  (719,499)
                                                                     ===========        ===========
   Basic and diluted income (loss) per common share before
      cumulative effect of change in accounting principle.....       $       .00        $     (.055)
                                                                     ===========        ===========

   Cumulative effect of change in accounting principle........               .00              (.092)


                             FLOTEK INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                        2003               2002
                                                                 ------------------ -----------------



   Basic and diluted net income (loss) per common share........         $      .00       $    (.147)
                                                                        ==========       ==========

   Weighted average number of shares outstanding...............          5,521,670        4,892,301
                                                                        ==========       ==========


A. Certain prior year amounts have been reclassified from Selling, General and Administrative expenses to Cost of Revenues, Research and Development expenses and Interest expense to reflect consistency with current year reporting requirements. See discussion on Segment Data within Management's Discussion and Analysis.


The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                         Additional
                                                   Common Stock            Paid-in       Accumulated
                                                Shares       Amount        Capital         Deficit          Total
                                                ------       ------      ----------      -----------        -----

Balance at December 31, 2002..................  5,521,670   $   552      $ 16,373,156    $ (7,029,497)  $  9,344,211

Net income....................................          -     1,063                 -           1,063          1,063

Balance at March 31, 2003.....................  5,521,670   $   552      $ 16,373,156    $ (7,028,434)  $  9,345,274
                                                =========   =======      ============    ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                             2003               2002
                                                                       -----------------   ----------------

 Cash flows from operating activities:
     Net income (loss)............................................       $       1,063         $  (266,754)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization...........................             198,011             148,545
          (Increase) decrease in:
            Accounts receivable...................................            (375,174)         (1,000,337)
            Inventories and work in progress......................            (434,229)            389,824
            Other current assets..................................              42,029             (42,409)
            Deposits and other....................................                   -              33,806
            Accounts payable and accrued liabilities..............             133,349            (687,147)
                                                                         -------------         -----------
             Net cash used in operating activities................            (434,951)         (1,424,472)
                                                                         -------------         -----------

 Cash flows from investing activities:
      Acquisition of subsidiaries, net............................                   -            (122,250)
      Capital expenditures........................................            (117,578)           (650,019)
                                                                         -------------         -----------

             Net cash used in investing activities................            (117,578)           (772,269)
                                                                         -------------         -----------

 Cash flows from financing activities:
      Proceeds from borrowings....................................             236,828           1,653,614
      Proceeds from sale/leaseback transaction....................                   -             761,000
      Repayments of indebtedness..................................            (135,113)           (391,663)
      Proceeds from (payments to) related parties.................             475,972             (12,016)
      Principal payments on capital leases........................             (25,158)             (9,394)
                                                                         -------------         -----------
             Net cash provided by financing activities............             552,529           2,001,541
                                                                         -------------         -----------

 Net decrease in cash and cash equivalents........................                   -            (195,200)
 Cash and cash equivalents - beginning of period..................                   -             240,438
                                                                         -------------         -----------

 Cash and cash equivalents - end of period........................       $           -         $    45,238
                                                                         =============         ===========





The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                           ----------------------------------------
                                                                                 2003                  2002
                                                                           ------------------    ------------------

Supplemental disclosures of cash flow information:
    Acquisition of subsidiaries:
      Assets acquired:
        Patents and other intangibles.............................              $         -           $    104,466
        Goodwill..................................................                        -                207,250
                                                                                -----------           ------------
                                                                                                           311,716

      Common stock issued.........................................                        -               (189,466)
                                                                                -----------           ------------
        Net cash paid to sellers and transaction costs............              $         -           $    122,250
                                                                                ===========           ============

    Cash paid for interest........................................              $   172,036           $    122,571
                                                                                ===========           ============





The accompanying notes are an integral part of these consolidated financial statements.

                             FLOTEK INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - General

The condensed consolidated financial statements included herein are unaudited and have been prepared by Flotek Industries, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company's organization and Note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements reflect all adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented and the Company believes that the disclosures included herein are adequate to make the interim information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Note 2 - Acquisitions

In January 2002, the Company issued 26,116 shares of common stock valued at $82,309 to the former shareholders of Material Translogistics ("MTI"). Under the original acquisition agreement, which had an effective date of June 29, 2001, the shareholders of MTI could receive up to 52,232 additional shares of common stock, contingent upon the execution of two future contracts. One of these contracts became effective in January 2002 and the shares issued above relate to that contract. The other contract had not been executed as of March 31, 2003.

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

Note 3 - Accounts Receivable

At March 31, 2003, the Company had approximately $1,227.0 thousand of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped due to the recent political unrest and oil and gas industry work curtailment in Venezuela. Currently, we are waiting on payment for approximately $27 thousand of product shipped to and accepted by PDVSA. The remaining $1.2 million has not been shipped to the end customer (PDVSA). Our contacts within PDVSA inform us that our product will be needed as they begin to increase oil production to pre-strike levels. We believe the product will eventually be shipped to PDVSA but we cannot predict when. Thus, we have established a reserve for doubtful accounts for $878.0 thousand, the portion that we believe to be unrealizable if the product is not ultimately delivered to PDVSA. We fully expect, once PDVSA accepts the product, that they will pay, as they have in 2002, within their customary payment terms.

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)



Note 4 - Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. Work in progress consists of percentage of completion revenues recognized in excess of customer billings and deposits and billings in excess of revenues on specific contracts. The components of inventories and work in progress at March 31, 2003 were as follows:

                                                  March 31,       December 31,
                                                    2003             2002
                                               ---------------   --------------
Raw materials.................................   $  379,975       $  409,806
Finished goods................................    1,578,001        1,534,387
Manufacturing parts and materials.............      287,071          272,048
Work in progress..............................      475,207          110,539
Inventory obsolescence reserve................     (468,308)        (509,063)
                                                 ----------       ----------
     Inventories and work in progress, net....   $2,251,946       $1,817,717
                                                 ==========       ==========

Note 5 - Property, Plant and Equipment

At March 31, 2003 and December 31, 2002, property, plant and equipment were comprised of the following:

                                                  March 31,       December 31,
                                                    2003             2002
                                               ---------------   --------------
Land..........................................   $  118,700       $  118,700
Buildings and leasehold improvements..........    3,332,043        3,274,799
Machinery and equipment.......................    1,128,879        1,129,223
Furniture and fixtures........................       67,236           67,236
Transportation................................      594,556          570,407
Computer equipment............................      192,876          156,156
                                                 ----------       ----------
    Total property and equipment..............    5,434,290        5,316,519
 Less accumulated depreciation................   (1,111,437)        (930,337)
                                                 ----------       ----------
     Net property and equipment...............   $4,322,853       $4,386,182
                                                 ==========       ==========

Note 6 - Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") effective January 1, 2002. This statement addresses accounting and

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


reporting for acquired goodwill and intangible assets. In the third quarter of 2002, we completed our initial assessment of goodwill impairment as required under SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142, the Company determined, with the assistance of an independent appraiser, that the carrying value of goodwill and related assets of the Equipment Specialties, Inc. ("ES") reporting unit exceeded its fair value. As of January 1, 2002, there was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment which consists of two reporting units, ES and Material Translogistics, Inc. ("MTI"). As a result, the Company recognized a charge to income of $452,745 ($.09 loss per share) for the ES reporting unit which represents all of this unit's goodwill. Our test concluded there was no impairment for MTI. The goodwill impairment is reflected as the cumulative effect of change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company's other intangible assets had definitive lives and were being amortized accordingly.

Our impairment testing for all reporting segments will be performed during the 4th quarter of the current and all subsequent years.

Following is a reconciliation of the reported net income (loss) to the adjusted net income (loss) reflecting the impact of the adoption of SFAS No. 142 on all periods presented:
                                                  Three Months Ended
                                                        March 31,
                                           -------------------------------------
                                                 2003               2002
                                           -----------------  ------------------

   Reported net income (loss):

      Reported net income (loss)..........     $     1,063       $   (719,499)

      Add back: Cumulative effect of
       accounting change for
       impairment of goodwill.............               -            452,745
                                               -----------       ------------

      Adjusted net income (loss)..........     $     1,063       $   (266,754)
                                               ===========       ============
   Basic and Diluted earnings per share:

      Reported net income (loss)..........     $       .00       $      (.147)

      Add back: Cumulative effect of
       accounting change for
       impairment of goodwill.............            .092                  -
                                               -----------       ------------

      Adjusted net income (loss)..........     $       .00       $      (.055)
                                               ===========       ============

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. As of March 31, 2003, the Company did not recognize any impairment associated with its long-lived assets.

Other intangible assets are comprised of the following:

                                               March 31, 2003                       December 31, 2002
                                    -------------------------------------  -------------------------------------
                                     Gross Carrying       Accumulated       Gross Carrying        Accumulated
                                         Amount          Amortization           Amount            Amortization
                                    -----------------  ------------------   ---------------    -----------------

Patents..........................        $  266,148         $  108,508       $     266,148       $     102,099

Other Intangibles................           104,464             41,786             104,464              31,092
                                         ----------         ----------       -------------        ------------

  Total..........................        $  370,612         $  150,102       $     370,612       $     133,191
                                         ==========         ==========       =============       =============


                                      Aggregate Expense for the Three
                                                Months Ended
                                    -------------------------------------
                                     March 31, 2003     March 31, 2002
                                    -----------------  ------------------

Patents..........................       $    6,657       $     6,462

Other Intangibles................           10,253                 -
                                        ----------       -----------

  Total..........................       $   16,911       $     6,462
                                        ==========       ===========


Estimated Amortization Expense:
  For the year ended December 31, 2003      $  68,400
  For the year ended December 31, 2004      $  57,954
  For the year ended December 31, 2005      $  26,616
  For the year ended December 31, 2006      $  26,616
  For the year ended December 31, 2007      $  26,616

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


Note 7 - Capital Lease Obligations

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

As of March 31, 2003, the Company was in arrears in principal and interest payments to Oklahoma Facilities in the amount of $117,250 for its Capital Lease obligation. See Note 13, Subsequent Events, as included in Notes to Consolidated Financial Statements.

Note 8 - Notes Payable

Notes payable at March 31, 2003 and December 31, 2002 consisted of the following:

                                                                               March 31,             December 31,
                                                                                  2003                   2002
                                                                           -------------------     ------------------

  Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in May
    2003, with maximum borrowings of $1,414,035 (1)........................     $1,414,035           $1,414,035
  Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in
    April 2003, with maximum borrowings of $1,608,100 (2)..................      1,604,116            1,593,109
  Note payable, secured by accounts receivable, bearing interest at the prime rate plus 4.25%, payable in monthly
     installments of $8,045 including interest, due upon collection of the pledged accounts receivable or August 1, 2003, whichever is
    earlier (3)  ..........................................................        495,780             (495,780)
  Other notes payable......................................................         30,000               30,000
                                                                                ----------           ----------
    Total notes payable....................................................     $3,543,931           $3,532,924
                                                                                ==========           ==========




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

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


At March 31, 2003, the Company was not in compliance on its borrowing base requirements for its revolving lines of credit by the amount of $392,836. The Lender has not determined the impact of the event on the Company's revolving lines of credit. In addition, the Company was in arrears on interest payments on the revolving line of credit with maximum borrowings of $1,414,035 in the amount of $6,481.

     (1) Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.

     (2) Limited to a borrowing base amount calculated as 50% of eligible accounts receivable and inventory.

     (3) As of March 31, 2003, the Company was in arrears in principal and interest payments in the amount of $24,134 to Oklahoma facilities for its bridge loan financing.

Note 9 - Long-Term Debt

Long-term debt at March 31, 2003 and December 31, 2002, consisted of the following:

                                                                          March 31,            December 31,
                                                                            2003                   2002
                                                                      ------------------     -----------------

Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual
     installments of $200,000 each beginning January 2002 (1).........     $  800,000             $  800,000
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $39,812 including interest,
     due in January 2008 (2)..........................................      1,965,714              2,025,119
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest,
     due in September 2004 (2)........................................        278,222                307,375
Construction loan payable to bank, bearing interest at the prime rate plus 2%, payable in monthly installments of $16,958
     including interest, due in December 2003 ........................        773,276                594,740
Mortgage note on property, bearing interest at 10%, payable in monthly installments of $1,470 including interest, due in
     December 2012....................................................        109,585                111,228
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of
     $1,934 including interest, due in May 2006.......................         64,220                 68,182
Secured vehicle and other equipment loans.............................        117,035                110,700
                                                                           ----------             ----------

     Total............................................................      4,108,052              4,017,344
     Less current maturities..........................................      1,249,085                977,695
                                                                           ----------             ----------
         Long-term debt...............................................     $2,858,967             $3,039,649
                                                                           ==========             ==========


The following is a schedule of future maturities of long-term debt:

    For the Month Ending March 31,
    --------------------------------------------------
       2004..........................................       $ 925,050
       2005..........................................       $ 862,415
       2006..........................................       $ 677,801
       2007..........................................       $ 327,223
       2008..........................................       $  11,509
       Thereafter....................................       $  54,969

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)




The revolving lines of credit and bank notes payable are owed to the Company's primary lending bank and are secured by substantially all of the assets of the Company. They have also been personally guaranteed by an officer of the Company.


(1) On February 24, 2003, the Company entered into a forbearance agreement with two shareholders of acquired businesses extending $100,000 each of the principal payments due, under the original promissory note, on January 22, 2003 until June 30, 2003 and September 30, 2003. Interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed and, in addition, interest will default to a rate of 12% per annum until past due amounts are paid. See Note 13, Subsequent Events, as included in Notes to Consolidated Financial Statements.

(2) As of March 31, 2003 the Company was in arrears in principal and interest payments in the amount of $57,166.


Note 10 - Related Party Transactions

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

On February 11, 2003, Mr. Dumas, Chairman of the Board and Chief Executive Officer, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6% annually.

Note 11 - Net Income (Loss) Per Common Share

     Net income  (loss) per common  share is  calculated  by dividing net income
     (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. There were no potentially dilutive common shares as of March 31, 2003 or December 31, 2002.

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


Note 12 - Segment Information

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

The Company's reportable segments disclosed in Form 10-KSB for the year ending December 31, 2002 are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies disclosed in Form 10-KSB for the year ending December 31, 2002. The Company evaluates the performance of its operating segments based on operating income excluding unusual charges. Intersegment sales and transfers are not material.

The following table presents the revenues and operating income by business segment and on a comparable basis:

                                                    Three Months Ended
                                                        March 31,
                                           -------------------------------------
                                                  2003               2002
                                           -----------------  ------------------

     Revenues:
        Specialty Chemicals..............     $ 2,067,187       $ 1,302,930
        Equipment Manufacturing..........       1,222,175         1,110,168
        Downhole Equipment...............         631,098         1,246,485
                                              -----------       -----------
          Consolidated...................     $ 3,920,460       $ 3,659,583
                                              ===========       ===========

     Income (loss) from operations:
        Specialty Chemicals..............     $   294,604       $    84,950
        Equipment Manufacturing..........         133,213          (195,991)
        Downhole Equipment...............          92,429           454,506
        Corporate and Other..............        (348,573)         (488,428)
                                              ----------        -----------
          Consolidated...................     $   171,673       $  (144,963)
                                              ===========       ===========

                             FLOTEK INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


Note 13 - Subsequent Events

As of May 9, 2003, the primary bank lender on revolving and long term debt extended revolving notes payable, with a maximum borrowing totaling $3,018,150 and all long term debt totaling $2,017,212 by 60 days. With the payment of accrued interest on these loans, they are all in a "performing" state with the next principal and interest payment on the note payable due January 2008, of $39,812, due on May 23, 2003.

On May 8, 2003, an addendum to "Lease Agreement with Option to Purchase" between Oklahoma Facilities and Equipment Specialties was signed whereby principal and interest arrearage of $117,250 due on its Capital Lease obligation was reduced to $77,750 stemming from renegotiations in payment terms of the capital lease agreement.

The following schedules represent the future minimum lease payments under the capital lease as previously reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 and as renegotiated May 8, 2003:

    As reported for the Year Ending December 31, 2002:
       2003...................................................   $  226,500
       2004...................................................      237,000
       2005...................................................      219,500
       2006...................................................      216,000
       2007...................................................      216,000
       Thereafter.............................................      900,000
                                                                 ----------
       Total..................................................   $2,015,000
                                                                 ==========

    As renegotiated May 8, 2003:
       2003...................................................   $  120,000
       2004...................................................      261,250
       2005...................................................      289,500
       2006...................................................      228,250
       2007...................................................      216,000
       Thereafter.............................................      900,000
                                                                 ----------
       Total..................................................   $2,015,000
                                                                 ==========

On April 1, 2003, $18,000 of interest due two shareholders of acquired businesses was unpaid. Lenders associated with these obligations are working with the Company in resolving these unpaid balances and the Company is diligently seeking additional equity and other financing to enable payment of these past due amounts.

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

Unlike the volatility seen in recent years, the oil and gas industry was relatively stable in 2002. Oil and gas commodity prices were strong through the year although they did not translate into a vibrant drilling market. The U.S. rig count, as measured by Baker Hughes Incorporated, began 2002 at 883 active rigs, the high for the year, and fell to a low of 738 at the beginning of the 2nd quarter. Thereafter the US rig count vacillated between 750 and 860 rigs. During the first quarter of 2003, drilling activity began to accelerate and ended the quarter at 972 rigs. Drilling activity should remain strong due to the extremely low levels of crude and natural gas inventory. Natural gas and crude oil prices have remained strong through the first quarter. The current 12-month strip for natural gas is $5.68/MCF, up from $4.10 in 2002. Although crude prices have softened somewhat since the start of the Iraq war, wellhead and futures prices are still strong. Our business will benefit from these oil and gas commodity prices and the increase in drilling activity as we have seen in the first quarter. However, we are not yet seeing increased capital spending from our customers in spite of the strong favorable outlook.

Results of Operations

                                                            Three months ended March 31,
                                                              2003                 2002
                                                         ---------------      -------------

Revenues...........................................        $ 3,920,460           $3,659,583
Cost of revenues...................................          2,319,417            2,346,862
                                                           -----------           ----------
   Gross margin....................................          1,601,043            1,312,721
                                                           -----------           ----------
   Gross margin %..................................              40.8%                35.9%

Selling, general and administrative................          1,205,807            1,275,823
Depreciation and amortization......................            198,011              148,545
Research and development...........................             25,552               33,316
                                                           -----------           ----------
   Total expenses..................................          1,429,370            1,457,684
                                                           -----------           ----------
   Operating income (loss).........................            171,673             (144,963)
                                                           -----------           ----------
   Operating income (loss) %.......................               4.4%                (4.0%)

Interest expense...................................           (172,036)            (122,571)
Interest income....................................                  -                   51
Other, net.........................................              1,425                  729
                                                           -----------           ----------
    Other income (expense), net....................           (170,610)            (121,791)
                                                           -----------           ----------
    Pre-tax income (loss) before cumulative
     effect of change in accounting principle......        $     1,063           $ (266,754)
                                                           ===========           ==========

Total revenues increased by $260,877 or 7.1% in the first three months of 2003 compared to the same period in 2002. As discussed in the segment analysis that follows, the Specialty Chemicals segment and the Equipment Manufacturing segment experienced increases in revenues in 2003 compared to 2002, while the Downhole Equipment segment had significantly lower revenues in the first three months of 2003 compared to 2002, primarily due to the Petrovalve line of downhole pump components.

On an aggregate basis, the gross margin as a percentage of revenues increased from 35.9% in 2002 to 40.8% in 2003. The gross margin is best analyzed on a segment by segment basis, discussed below, as the margin varies significantly between operating segments and can vary significantly from period to period in certain of our operating segments. Gross margin for 2003 and 2002 also includes approximately $305,798 and $159,391; respectively, of selling, general and administrative ("SG&A") costs that are considered direct overhead expenditures of providing sales and service.

SG&A represents the costs of selling and general and administrative expenses not directly attributable to products sold or services rendered. The revenues from services are less than 10% of consolidated revenues and the direct costs of providing these services are included in the cost of revenues. SG&A amounted to 30.8% of revenues in 2003, which is 4% lower than 2002, which was 34.9% of revenues. Costs of administration have increased as a result of the Merger and the increased size and complexity of the Company. Professional fees have increased 23.0% between first quarter 2002 and the 2003 comparable quarter, primarily due to a patent litigation suit as described in Part ll Item 1. However, actions have been and continue to be taken to reduce SG&A costs to an optimum level as we work to grow the business.

Interest expense increased $49,462 or 40.4% in the first three months of 2003 compared to same period in 2002. The average amount of outstanding debt under the Company's credit agreements and related party debt was significantly higher in 2003 as a result of the financing of capital expenditures and increased working capital needs between periods. In addition, payments associated with the long-term capital lease mentioned in Note 7 to the Consolidated Financial Statements started in March of 2002. The majority of the Company's indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Results by Segment

Specialty Chemicals

                                                      Three Months Ended
                                                           March 31,
                                                --------------------------------
                                                     2003             2002
                                                ---------------   --------------

     Revenues................................    $ 2,067,187       $ 1,302,930
     Gross margin............................    $   629,763       $   374,324
         Gross margin percentage.............          30.5%             28.7%

     Operating income (loss).................    $   294,604       $    84,950
         Operating margin percentage.........         14.3%               6.5%

Specialty Chemical revenues increased $764,257 or 58.7%, in the first three months of 2003 compared to the same period in 2002. Sales in this segment are heavily dependent on drilling activity and this increase is attributable to a 10% increase in drilling activity in the first quarter of 2003 compared to 2002, as well as market penetration in the US, Canada and Mexico and the addition of environmentally friendly chemicals to the product offering.

The gross margin in this segment also increased from 28.7% for the first three months of 2002 to 30.5% in the same comparable period in 2003. During the first quarter of 2002 the Company added, via acquisition, certain environmentally friendly chemicals that command higher margins than other products sold by this segment. The sales from this acquisition did not ramp up until the second quarter of 2002. In addition, sales to Mexico and Canada are significantly higher in the first quarter of 2003 compared to 2002 and these sales carry higher margins vs. similar sales in the US. Gross margin for 2003 and 2002 also includes approximately $163,533 and $140,020, respectively, of overhead costs that are considered direct costs of providing sales and service.

Operating income increased $209,654, or 246.8%, in the first three months of 2003 compared to the same period in 2002, primarily as a result of increased revenues and gross margins between periods. This resulted in a significant increase in operating margins from 6.5% in 2002 to 14.3% in 2003. Action was taken to keep selling and other administrative expenses in line with increased levels of activity.

Equipment Manufacturing

                                                       Three Months Ended
                                                             March 31,
                                                --------------------------------
                                                      2003             2002
                                                ---------------   --------------

     Revenues.................................   $ 1,222,175       $ 1,110,168
     Gross margin.............................   $   589,105       $   174,965
         Gross margin percentage..............         48.2%            15.8%

     Operating income (loss)..................   $   133,213       $  (195,991)
         Operating margin percentage..........         10.9%            (17.7%)

Equipment Manufacturing revenues increased $112,007, or 10.1%, in the first three months of 2003 over 2002 levels. This increase is attributable to the addition of a bulk material transload facility in the US Gulf Coast for the Material Translogistic, Inc ("MTI") reporting unit which became operational in August 2002. The equipment manufacturing and rebuild portion of this segment had lower revenues in the first three months of 2003 compared to 2002 as customers were slow to commit to contracts on equipment build projects in the fourth quarter of 2002 . However, during the first quarter of 2003 backlog has significantly improved with anticipation of a stronger market in 2003.

Gross margins increased from 15.8% in the first three months of 2002 to 48.2% in the same comparable period in 2003. This resulted in a gross margin increase of $414,140 or 237% between quarters. The primary contributors to this increased profitability are the addition of the transload facility in the Gulf Coast and significantly improved operational controls, work processes and efficiencies for the equipment manufacturing and rebuild reporting unit. There has been significant focus, since the first quarter of 2002, on improving this reporting units operational results. We have successfully lowered the break-even revenue on this reporting unit, improved the quality of the products manufactured and are generally meeting deadlines for project completion. Gross margin for 2003 and 2002 also includes approximately $142,265 and $88,658, respectively, of SG&A costs that are considered direct overhead costs of providing sales and service.

Operating income increased $329,204 or 168% in the first three months of 2003 compared to the same period in 2002. This significant improvement is the direct result of reduced costs and improved operating efficiencies in the equipment manufacturing and rebuild reporting unit and added gross margins from the bulk material transload facility which was not operational in the first quarter of 2002. Operating expenses in this segment continue to be monitored closely and reduced wherever possible; however, as noted in previous filings we did not reduce these costs below a core infrastructure due to anticipated increases in business activity in 2003.

As more fully discussed in Note 6 to the Consolidated Financial Statements, we completed in the third quarter of 2002, our initial assessment, with the assistance of a third-party appraiser, of goodwill impairment as required under SFAS No. 142. There was approximately $1.3 million of goodwill attributable to this segment, of which we have identified two reporting units, Equipment Specialties and Material Transload Logistics ("MTI"). Our test concluded that all of the goodwill attributable to Equipment Specialties, totaling $452,745, was impaired. Consequently, we have recognized this impairment loss as of the first interim period which was January 1, 2002. Our test concluded that no impairment loss existed for the MTI reporting unit.

Downhole Equipment

                                                      Three Months Ended
                                                           March 31,
                                                --------------------------------
                                                     2003              2002
                                                ---------------   --------------

        Revenues..............................   $   631,098       $ 1,246,485
        Gross margin..........................   $   383,594       $   763,432
            Gross margin percentage...........         60.8%             61.2%

        Operating income (loss)...............   $    92,429       $   454,506
            Operating margin percentage.......         14.7%             36.5%

Downhole Equipment revenues decreased $615,387, or 49.4% in the first three months of 2003 compared to the same period in 2002. This significant decrease is due to reduced sales for the Petrovalve line of downhole pump components as the Turbeco line of casing centralizers has increased 127% between years. Petrovalve sales in the first quarter of 2002 totaled $984,170 and were almost exclusively to one customer in Venezuela. As more fully discussed in Note 3 of the Notes to Consolidated Financial Statements and the Capital Resources and Liquidity section, below, this customer has not paid for these goods within the customary payment terms. Sales to the Venezuela customer stopped after April 2002 due to political unrest in that country. In addition, oil and gas production workers went on strike in Venezuela in December 2002 further limiting use of tools previously sold. The strike has ended and production is approaching and/or exceeding pre-strike levels. We are optimistic that the customer will begin using our products previously sold but we do not foresee additional large sales to this country in 2003.

Gross margin percentage decreased .4% from 61.2% in 2002 to 60.8% in 2003. This decrease is due to reduced margins for the Petrovalve line of downhole pump components. Margins in this reporting unit declined due to zero sales to Venezuela, which command higher margins than US or Canadian sales. Turbeco margins where significantly improved between periods and offset much of the percentage and dollar gross profit reduction from the Petrovalve reporting unit.

Operating income decreased $363,922 or 80% in the first three months of 2003 compared to the same period in 2002. This was due to the significant decline in revenue and gross profit for Petrovalve sales to Venezuela. SG&A expenses were lower for this segment by approximately $16,000 but were not reduced further as we expect improved operating results for this segment in 2003. The Turbeco line of casing centralizers has shown significant improvement over the last several quarters and is now a profitable reporting unit in this segment. We expect this reporting unit to continue to grow and produce positive operating results as drilling activity for 2003 improves.

Capital Resources and Liquidity

In the first three months of 2003, the Company produced net income of $1,063 and had negative cash flow from operations of $434,951. The basically break-even net income is a result of significant improvement in operating results for all reporting units, except the Petrovalve line of downhole pump components, due to increased activity and operational efficiencies. The negative cash flow from operations is a result of working capital requirements to grow operations in the first quarter of 2003 primarily for the Specialty Chemicals Segment and the
Equipment Manufacturing and Rebuild reporting unit of the Equipment Manufacturing Segment.

As of March 31, 2003, net working capital was a negative $3,314,863, resulting in a current ratio of .59 to 1. Both accounts receivable and inventories have increased due to increased levels of activity, for the majority of reporting units, between the fourth quarter of 2002 and the first quarter of 2003. Amounts due to related parties has increased $475,972 primarily due to an agreement between CESI Chemical ("CESI"), a Flotek Industries, Inc. company, and Stimulation Chemicals, LLC ("SCL"), owned by two directors of the Company, for the purchase of various raw materials from CESI chemical suppliers under deferred payment terms. Reference Note 10 to the Notes to Consolidated Financial Statements.

Cash and cash equivalents are $0.00 at March 31, 2003. As discussed in Note 8, 9, and 10 of the Notes to Consolidated Financial Statements, several short-term financing arrangements have been made to help the Company's working capital requirements until operating cash flows turn positive. Overall, the level of business activity is increasing and cash flow from operations is improving, but cash flow is still tenuous.

As discussed in Note 3 of the Notes to Consolidated Financial Statements, at March 31, 2003, the Company had approximately $1,227.0 thousand of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped due to the recent political unrest and oil and gas industry work curtailment in Venezuela. Currently, we are waiting on payment for approximately $27 thousand of product shipped to and accepted by PDVSA. The remaining $1.2 million has not been shipped to the end customer (PDVSA). Our contacts within PDVSA inform us that our product will be needed as they begin to ramp up oil production to pre strike levels. We believe the product will eventually be shipped to PDVSA but we can not predict when. Thus, we have established a reserve for doubtful accounts for $878.0 thousand, the portion that we believe to be unrealizable if the product is not ultimately delivered to PDVSA. We fully expect, once PDVSA accepts the product, that they will pay, as they have in 2002, within their customary payment terms. The delay in collecting this accounts receivable has had a significant adverse effect on the cash flow of the Company.

On February 28, 2002, the Company sold its rights and obligation to purchase the land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750,000 to Oklahoma
Facilities, LLC ("Facilities"). An officer of the Company has a minority investment interest in and is an officer of Facilities. This transaction resulted in net cash proceeds to the Company of $761,000. The Company simultaneously entered into an agreement to lease back the facility over ten years. As of March 31, 2003, lease payments totaling $117,250 have not been paid on this indebtedness due to cash flow constraints. This transaction has been recorded as a capital lease as discussed in Note 7 and Note 13 of the Notes to Consolidated Financial Statements.

The Company has borrowed $239,142 in the first three months on 2003 under its line of credit arrangements, including an approximate $200.0 thousand refinance of the construction loan for the Material Translogistics transload facility in Raceland, Louisiana. In addition, as discussed in Note 9 of the Notes to Consolidated Financial Statements, on February 24, 2003, the Company entered into a forbearance agreement with two shareholders of acquired businesses extending $100,000 each of principal payments due, under the original promissory notes, on January 22, 2003 until June 30, 2003 and September 30, 2003. Interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed and in addition, interest will default to a rate of 12% per annum, until past due amounts are paid.

As of May 14, 2003, the revolving line of credit, totaling $1,608,100 and secured by accounts receivable and inventory due April 7, 2003 has not been renewed by the lender pending payment of unpaid interest. The Company has borrowings which have exceeded its eligible asset base by $392,836 at March 31, 2003. In addition, at March 31, 2003, interest and principal payments have not been made on Notes

Payable and Long-Term Debt totaling $6,481 and $57,166; respectively. As a result of these non-payments the company is in default on its primary bank debt. The lender has agreed to extend the term of all revolving notes payable, with maximum borrowings totaling $3,018,150 and all long-term debt totaling $2,017,212 by 60 days, thus deferring the next interest and principal payment of $39,812 on the note payable due in January 2008 to May 23, 2003. This extension is with the provision that all accrued interest on these loans be paid by May 9, 2003, which has occurred. See Notes 9 and 10 of the Notes to Consolidated Financial Statements.

The Company made debt service payments of $135,113 during the first three months of 2003. The company has estimated minimum debt service payments in 2003 of $1.2 million. This includes minimum principal and interest payments on Related Party indebtedness, Notes Payable, and Long-Term Debt as discussed in Notes 8, 9 and 10 of the Notes to Consolidated Financial Statements.

Capital expenditures in the first three months of 2003 totaled $117,578. These expenditures were primarily for additional improvements at the MTI transload facility in Raceland, Louisiana, and the purchase of a new financial software package and related hardware. The Company has an approved capital budget pool of $515,000 and anticipates using the majority of this pool during 2003 if business conditions continue to improve during the year.

The Company believes its operations are capable of generating sufficient cash flow to meet its debt service obligations if we successfully collect amounts due from our Venezuelan customer. However, the collection of these amounts, and certain other factors involved in executing our business strategy, are beyond our control. While the market we serve continues to steadily improve we believe the Company will need to raise additional capital through the sale of its debt or equity securities to provide the necessary cash flow to grow the business. There can be no assurance that the Company will be able to secure such financing on acceptable terms or raise the required equity.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 6 - Exhibits

     (a) Exhibits:

     Index to Exhibits


Exhibit
Number            Description of Exhibit
--------  ----------------------------------------------------------------------

  10.1* On January 9, 2003 ES, a Flotek Industries, Inc. company, entered into agreements with Stimulation Instruments, Inc. to refurbish four Nitrogen Skid Units at a total sales price of $412,000 and broker the sale of these units for a commission of $5,000 per unit plus 50% of the sales proceeds in excess of $160,000 per skid. Stimulation Instruments, Inc. is owned solely by Dr. Penny, an officer and director of Flotek Industries, Inc. (This exhibit is incorporated by reference to the Company's Form 10-QSB filed with the Commission on November 12, 2002.)

  10.2* On January 13, 2003, the construction loan for the MTI Transload facility in Raceland, Louisiana was refinanced on a short-term loan to December 31, 2003 with a 54 month amortization. This note bears interest at prime plus 2%, payable in monthly installments of $16,958. Reference Note 9 of the Notes to Consolidated Financial Statements. (This exhibit it incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 14, 2002.)

  10.3 On January 30, 2003, CESI Chemical ("CESI"), a Flotek Industries, Inc. company, entered into an agreement with Stimulation Chemicals, LLC ("SCL") for the purchase of various raw materials from CESI Chemical suppliers under deferred payment terms. SCL will procure the raw materials as ordered by CESI granting CESI 120 day payment terms for a percent markup on established supplier prices up to a purchase value of $450,000. SCL invoices not paid by CESI within 120 days will bear interest at 1% per month. SCL is owned jointly by Dr. Penny and Mr. Beall, whom are both directors of Flotek Industries, Inc.

Exhibit
Number            Description of Exhibit
--------  ----------------------------------------------------------------------

  10.4* The revolving line of credit, totaling $1,608,100 and secured by accounts receivable and inventory due January 6, 2003 was refinanced on January 31, 2003 for 66 days to April 7, 2003 at prime plus 1.25%. Reference Note 8 of the Notes to Consolidated Financial Statements. (This exhibit is incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 14, 2002.)

  10.5 On February 11, 2003, Mr. Dumas, Chairman of the Board and Chief Executive Officer, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6%.

  10.6* Forbearance Agreement dated February 24, 2003 between John Todd Sanner and Flotek Industries, Inc., successor in interest of Chemical & Equipment Specialties, Inc. ( This exhibit is incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 2002.)

  10.7* Forbearance Agreement dated February 24, 2003 between Earl E. Shott and Flotek Industries, Inc., successor in interest of Chemical &
          Equipment   Specialties,   Inc.  (This exhibit is incorporated  by
          reference to the Company's Form 10-KSB filed with the Commission on April 15, 2002.)

  10.8* Long-Term Incentive Plan (This exhibit is incorporated by reference to the Company's Proxy Statement filed with the Commission on April 23, 2003).

  99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      * previously filed




                                    SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLOTEK INDUSTRIES, INC.


Date: May 15, 2003             /s/ Mark D. Kehnemund
                               -------------------------------------------------
                               Mark D. Kehnemund
                               Chief Operating Officer & Chief Financial Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Flotek Industries, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Jerry D. Dumas, Sr., the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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


Date:    May 15, 2003
                               /s/ Jerry D. Dumas, Sr.
                               -------------------------------------------------
                               Jerry D. Dumas, Sr.
                               Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Flotek Industries, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Mark D. Kehnemund, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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


Date:    May 15, 2003
                               /s/ Mark D. Kehnemund
                               -------------------------------------------------
                               Mark D. Kehnemund
                               Chief Operating Officer & Chief Financial Officer