Form 10QSB
period 2003-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2003-08-19
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 1-13270

FLOTEK INDUSTRIES, INC.

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service – Employer Indentification No. 90-0023731

7030 Empire Central Drive, Houston, Texas 77040

(713) 849-9911

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [x] No [_]

The number of shares of the Registrant’s common stock outstanding on August 19, 2003 was 6,105,003.

Transitional Small Business Disclosure Format:

Yes [_] No [x]

FLOTEK INDUSTRIES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$--	$--
Accounts receivable, less reserves of $915,855 and $900,067
as of June 30, 2003 and December 31, 2002, respectively	2,733,228	2,034,381
Inventories	1,474,557	1,553,230
Other current assets	196,196	198,055
Assets held for sale from discontinued operations	1,402,470	1,958,610

Total current assets	5,806,451	5,744,276

Property, plant and equipment, net	2,714,984	2,692,059
Goodwill, net	12,266,346	12,266,346
Patents and other intangible assets, net	241,801	237,421

Total assets	$21,029,582	$20,940,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$3,648,931	$3,532,924
Current portion of long-term debt	1,170,675	977,695
Accounts payable	3,245,122	2,464,499
Accrued liabilities	174,899	91,971
Amounts due to related parties	736,214	100,892
Liabilities associated with discontinued operations	1,490,751	1,388,261

Total current liabilities	10,466,592	8,556,242

Long-term debt	2,902,326	3,039,649
Stockholders' equity:
Preferred stock, $.0001 par value, 100,000 shares authorized,
no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized,
5,813,336 and 5,521,670 shares issued and outstanding as
of June 30, 2003 and December 31, 2002, respectively	581	552
Additional paid-in capital	16,548,127	16,373,156
Accumulated deficit	(8,888,044)	(7,029,497)

Total stockholders' equity	7,660,664	9,344,211

Total liabilities and stockholders' equity	$21,029,582	$20,940,102

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003

Revenues	$3,617,869	$2,877,740	$6,946,314	$5,909,395
Cost of sales	2,283,134	1,781,540	4,295,554	3,487,013

Gross margin	1,334,735	1,096,200	2,650,760	2,422,382
Expenses:
Selling, general and administrative	1,279,388	1,201,318	2,220,977	2,284,293
Depreciation and amortization	152,855	123,720	303,704	228,872
Research and development	23,628	43,229	40,687	65,428

Total expenses	1,455,871	1,368,267	2,565,368	2,578,593

Operating income (loss)	(121,136)	(272,067)	85,392	(156,211)
Other income (expense):
Interest expense	(170,297)	(145,991)	(300,906)	(228,745)
Other, income (expense), net	347	(9,779)	1,776	170

Total other income (expense)	(169,951)	(149,301)	(299,130)	(228,575)

Loss from continuing operations	(291,087)	(427,837)	(213,738)	(384,786)
Loss from discontinued operations	(410,689)	(752,786)	(486,974)	(1,062,591)
Loss on disposal of discontinued
operations	(1,157,835)	--	(1,157,835)	--
Cumulative effect of change in
accounting principal	--	--	--	(452,745)

Net loss	$(1,859,611)	$(1,180,623)	$(1,858,547)	$(1,900,122)

Basic and diluted loss per common
share:
Loss from continuing operations	(0.05)	(0.09)	(0.04)	(0.08)
Loss from discontinued operations	(0.07)	(0.15)	(0.09)	(0.22)
Loss on disposal of discontinued
operations	(0.21)	--	(0.21)	--
Cumulative effect of change in
accounting principle	--	--	--	(0.09)
Basic and diluted net loss per
common share	$(0.33)	$(0.24)	$(0.33)	$(0.39)

Weighted average number of
shares outstanding	5,635,223	4,910,812	5,578,760	4,901,608

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2002	5,521,670	552	$16,373,156	$(7,029,497)	$9,344,211
Common Stock issued for
Stock Grant	125,000	12	74,988	--	75,000
Common Stock issued for Cash	166,666	17	99,983	--	100,000

Net loss	--	--	--	(1,858,547)	(1,858,547)

Balance at June 30, 2003	5,813,336	581	$16,548,127	$(8,888,044)	$7,660,664

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(213,738)	$(384,786)
Adjustments to reconcile loss from continuing operations to net cash used in:
Change in accounting principle	--	452,745
Depreciation and amortization	303,704	228,872
Stock grant	75,000	--

Increase (decrease) in:
Accounts receivable	(698,847)	(1,399,999)
Inventories and work in progress	39,474	214,705
Other current assets	1,859	(170,050)
Deposits and other	--	44,189
Accounts payable and accrued expenses	679,711	41,893

Net cash provided by (used in) continuing operations	209,099	(972,431)
Net cash provided by (used in) discontinued operations	(748,490)	(648,497)

Net cash used in operating activities	(539,391)	(1,620,928)

Cash flows from investing activities:
Acquisition of subsidiaries, net	--	(122,250)
Capital expenditures	(274,323)	(1,016,452)

Net cash used in investing activities from continuing
operations	(296,259)	(1,138,702)
Net cash used in investing activities from
discontinued operations	--	(180,776)

Net cash used in investing activities	(296,259)	(1,319,478)

Cash flows from financing activities:
Issuance of stock for cash	100,000	--
Proceeds from borrowings	319,993	2,508,436
Repayments of indebtedness	(225,602)	(535,934)
Proceeds from related parties	655,322	164,755

Net cash provided by (used in) financing
activities from continuing operations	849,713	2,137,257
Net cash provided by financing activities from
discontinued operations	(14,063)	572,286

Net cash provided by financing activities	835,650	2,709,543

Net decrease in cash and cash equivalents	--	(230,863)
Cash and cash equivalents - beginning of period	--	240,438

Cash and cash equivalents - end of period	$--	$9,575

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Supplemental disclosures of cash flow information:
Acquisition of subsidiaries:
Assets acquired:
Patents and other intangibles	$--	$104,466
Goodwill	--	207,250

	--	311,716

Common stock issued	--	(189,466)
Net cash paid to sellers and transaction costs	$--	$122,250

Cash paid for interest	$194,303	$186,837

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by Flotek Industries, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information relating to the Company’s organization and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-QSB pursuant to such rules and regulations. These financial statements reflect all adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented and the Company believes that the disclosures included herein are adequate to make the interim information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Note 2 – Acquisitions

In January 2002, the Company issued 26,116 shares of common stock valued at $82,309 to the former shareholders of Material Translogistics (“MTI”). Under the original acquisition agreement, which had an effective date of June 29, 2001, the shareholders of MTI could receive up to 52,232 additional shares of common stock, contingent upon the execution of two future contracts. One of these contracts became effective in January 2002 and the shares issued above relate to that contract. The other contract had not been executed as of June 30, 2003. See Note 15 of the Notes to Consolidated Financial Statements.

On February 19, 2002, the Company acquired 100% of the common stock of IBS 2000, Inc. (“IBS”), a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry. IBS is in the development stage and has had limited operating history. The Company paid $100,000 in cash and issued 34,000 shares of common stock valued at $107,157 to acquire IBS. Including legal and other transaction costs, the acquisition resulted in the recording of approximately $197,000 of goodwill and other intangibles. Revenue and operations of IBS were immaterial.

Note 3 – Discontinued Operations

On June 27, 2003, the Company announced its intentions to divest its Equipment Specialties Division located in Duncan Oklahoma. The Company expects to finalize the sale of this division during the third quarter of 2003. The estimated proceeds from the sale are approximately $255,000 and the estimated loss on disposal is $1,157.0 thousand. The loss on disposal is recorded separately on the Consolidated Statement of Operations. Adjustments to the estimated loss, if any, will continue to be recorded through the date on which the transaction closes.

The Equipment Specialties Division is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from the company’s results of continuing operations for all periods presented in this document. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the results of discontinued operations. The Equipment Specialties Division was part of the Equipment Manufacturing segment. The results of Equipment Specialties Division have also been excluded from Results by Segment.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Summarized selected financial information for the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003

Revenue	$898,902	$502,553	$1,490,917	$1,130,482
Loss from discontinued
operations	(410,689)	(752,786)	(486,974)	(1,062,591)
Loss on disposal of discontinued
operations	(1,157,835)	--	(1,157,835)	--

Cumulative effect of change in
operations	--	--	--	(452,745)

Net loss from discontinued
operations	$(1,568,524)	$(752,786)	$(1,644,809)	$(1,515,336)

The assets and liabilities of discontinued operations have been written down to their estimated sales values and are stated separately as of June 30, 2003 on the Consolidated Balance Sheets. The major asset and liability categories are as follows:

	June 30, 2003	December 31, 2002

Assets held for sale:
Inventory	$213,491	$264,487
Property, plant and equipment	1,188,979	1,694,123

Total assets held for sale	$1,402,470	$1,958,610

Liabilities - discontinued operations:
Capital lease obligation	$1,402,326	$1,388,261
Accounts payable	88,425	--

Liabilities associated with discontinued operations	$1,490,751	$1,388,261

Note 4 – Accounts Receivable

At June 30, 2003, the Company had approximately $1,227.0 thousand of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped due to the recent political unrest and oil and gas industry work curtailment in Venezuela. The $1,227.0 thousand has not been shipped to the end customer (PDVSA). Operations personnel within PDVSA inform us that our product will be needed as they begin to increase oil production to pre-strike levels. We believe the product will eventually be shipped to PDVSA but we cannot predict when. Thus, we have established a reserve for doubtful accounts for $878.0 thousand, the portion that we believe to be unrealizable if the product is not ultimately delivered to PDVSA. We fully expect, once PDVSA accepts the product, they will pay, as they have in 2002, within their customary payment terms.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 – Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. Work in progress consists of percentage of completion revenues recognized in excess of customer billings and deposits and billings in excess of revenues on specific contracts. Inventory held for sale associated with discontinued operations of the Equipment Specialties Division consists of work-in-progress jobs net yet complete and manufacturing parts and materials associated with this business. The components of inventories and work in progress at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002

Raw materials	$299,900	$409,806
Finished goods	1,545,370	1,534,387
Manufacturing parts and materials	29,231	--
Work in Progress	160,212	91,100
Inventory obsolescence reserve	(559,456)	(482,063)

Inventories and work in progress, net	$1,474,557	$1,553,230

Note 6 – Property, Plant and Equipment

At June 30, 2003 and December 31, 2002, property, plant and equipment was comprised of the following:

	June 30, 2003	December 31, 2002

Land	$68,000	$68,000
Buildings and leasehold improvements	1,952,349	1,809,552
Machinery and equipment	873,284	873,626
Furniture and fixtures	64,716	64,716
Transportation	502,624	444,775
Computer equipment	191,103	98,743

Total property and equipment	3,652,076	3,359,412
Less accumulated depreciation	(937,092)	(667,353)

Net property and equipment	$2,714,984	$2,692,059

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 – Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In the third quarter of 2002 the Company completed its initial assessment of goodwill impairment as required under SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142, the Company determined, with the assistance of an independent appraiser, that the carrying value of goodwill and related assets of the Equipment Specialties, Inc. (“ES”) reporting unit exceeded its fair value. As of January 1, 2002, there was approximately $1.3 million of goodwill attributable to the Equipment Manufacturing segment which consists of two reporting units, ES and Material Translogistics, Inc. (“MTI”). As a result, the Company recognized a charge to income of $452,745 ($.09 loss per share) for the ES reporting unit which represents all of this unit’s goodwill. Our test concluded there was no impairment for MTI. The goodwill impairment is reflected as the cumulative effect of change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s other intangible assets had definitive lives and were being amortized accordingly.

Our impairment testing for all reporting segments will be performed during the 4th quarter of the current and all subsequent years.

Following is a reconciliation of the reported net income (loss) to the adjusted net income (loss) reflecting the impact of the adoption of SFAS No. 142 on all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003

Reported net loss:
Reported net loss	$(1,859,611)	$(1,180,623)	$(1,858,547)	$(1,900,122)
Add back: Cumlative effect of accounting
change for impairment of goodwill

operations	--	--	--	(452,745)

Adjusted net loss	$(1,859,611)	$(1,180,623)	$(1,858,547)	$(1,447,377)

Basic and diluted loss per share:
Reported net loss	$(.33)	$(.24)	$(.33)	$(.39)
Add back: Cumlative effect of accounting
change for impairment of goodwill

operations	--	--	--	(.09)

Adjusted net loss	$(.33)	$(.24)	$(.33)	$(.30)

The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. As of June 30, 2003, the Company did not recognize any impairment associated with its long-lived assets.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other intangible assets are comprised of the following:

	June 30, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$292,463	$113,341	$266,148	$102,099
Other Intangibles	104,464	41,785	104,464	31,092

Total	$396,927	$155,126	$370,612	$133,191

	Aggregate Amortization Expense for the Six Months Ended
	June 30, 2003	June 30, 2002

Patents	$11,242	$5,908
Other Intangibles	10,693	10,447

Total	$21,935	$16,355

Estimated Amortization Expense:
For the year ended December 31, 2003	$68,400
For the year ended December 31, 2004	$57,954
For the year ended December 31, 2005	$26,616
For the year ended December 31, 2006	$26,616
For the year ended December 31, 2007	$26,616

Note 8 – Capital Lease Obligation

On February 28, 2002, the Company sold its rights and obligation to purchase land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750,000, to Oklahoma Facilities, LLC (“Facilities”). An officer of the Company has a minority investment interest in and is an officer of Facilities. The total consideration at closing was $1,400,000, with net cash proceeds to the Company of $761,000. The transaction did not generate any gain or loss. The Company simultaneously entered into a capital lease agreement with Facilities under which it is obligated to pay average rent of $18,000 per month for a fixed term of ten years. The Company has the right to buy the property at any time during the first two years of the lease for a fixed price of $1,400,000. The Company also has the option to purchase the building for a fixed price of $420,000 at the end of the ten-year lease term.

The capital lease liability is recorded within Liabilities – Discontinued Operations as presented in Note 3 of the Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following schedules represent the future minimum lease payments under the capital lease as previously reported in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and as renegotiated May 8, 2003:

As reported December 31, 2002:
2003	$226,500
2004	237,000
2005	219,500
2006	216,000
2007	216,000
Thereafter	900,000

Total	$2,015,000

As renegotiated May 8, 2003:
2003	$120,000
2004	261,250
2005	289,500
2006	228,250
2007	216,000
Thereafter	900,000

Total	$2,015,000

As of June 30, 2003, the Company was in arrears in principal and interest payments to Oklahoma Facilities in the amount of $74,500 for its Capital Lease obligation.

Note 9 – Notes Payable

Notes payable at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002

Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in
August 2003, with maximum borrowings of $1,414,085 (1)	$1,414,085	$1,414,085
Revolving line of credit, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due in
August 2003, with maximum borrowings of $1,609,116 (2)	1,609,116	1,593,109
Note payable, secured by accounts receivable, bearing interest at the prime rate plus 4.25%, payable in monthly installments of $8,045 including interest, due upon collection of the pledged accounts
receivable or August 1, 2003, whichever is earlier	495,780	495,780
Note payable, bearing interest at 10% annually, payable in monthly installments of $8,792 monthly beginning October 1, 2003	100,000	--
Other notes payable	30,000	30,000

Total notes payable	$3,648,931	$3,532,924

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Oklahoma Facilities LLC (“Facilities”). An officer of the Company has a minority investment interest in and is an officer of Facilities. The note is secured by an account receivable from the Company’s major customer in Venezuela. The note requires payments of interest only for the first three months and fixed payments of $8,045 per month thereafter. The note is due upon the collection of the account receivable, but in any event must be paid in full by August 1, 2003. Proceeds from the loan were used to meet general corporate purposes. Interest and principal payments totaling $48,270 as of June 30, 2003, have not been made on this obligation. As of August 6, 2003, the Company was in default and is in negotiations with Facilities to remedy the default. See Note 15 of the Notes to Consolidated Financial Statements.

At June 30, 2003, the Company was not in compliance on its borrowing base requirements for its revolving lines of credit by the amount of $258,299. The Lender has not determined the impact of the event on the Company’s revolving lines of credit.

(1)	Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.

(2)	Limited to a borrowing base amount calculated as 50% of eligible accounts receivable and inventory.

Note 10 – Long-Term Debt

Long-term debt at June 30, 2003 and December 31, 2002, consisted of the following:

	June 30, 2003	December 31, 2002

Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual
installments of $200,000 each beginning January 2002 (1)	$800,000	$800,000
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $39,812 including interest,
due in January 2008 (2)	1,935,558	2,025,119
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest,
due in September 2004 (3)	266,499	307,375
Construction loan payable to bank, bearing interest at the prime rate plus 2%, payable in monthly installments of $16,958
including interest, due in December 2003 (4)	759,033	594,740
Mortgage note on property, bearing interest at 10%, payable in monthly installments of $1,470 including interest, due in
December 2012	107,906	111,228
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of
$1,934 including interest, due in May 2006	59,812	68,182
Secured vehicle and other equipment loans	144,173	110,700

Total	4,073,001	4,017,344
Less current maturities	1,170,675	977,695

Long-term debt	$2,902,326	$3,039,649

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following is a schedule of future maturities of long-term debt:

For the Month Ending June 30, 2003

2004	$1,170,675
2005	$875,979
2006	$884,126
2007	$907,014
2008	$164,192
Thereafter	$71,016

The revolving lines of credit and bank notes payable are owed to the Company’s primary lending bank and are secured by substantially all of the assets of the Company. They have also been personally guaranteed by an officer of the Company.

(1)	On February 24, 2003, the Company entered into a forbearance agreement with two shareholders of acquired businesses extending $100,000 each of the principal payments due, under the original promissory note, on January 22, 2003 until June 30, 2003 and September 30, 2003. Interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed and, in addition, interest will default to a rate of 12% per annum until past due amounts are paid. See Note 15 of the Notes to Consolidated Financial Statements.

(2)	As of June 30, 2003, the Company was in arrears in interest payments in the amount of $12,742.

(3)	As of June 30, 2003, the Company was in arrears in interest payments in the amount of $1,320.

(4)	As of June 30, 2003, the Company was in arrears in interest payments in the amount of $4,217.

Note 11 – Related Party Transactions

On January 30, 2003, CESI Chemical (“CESI”), a Flotek Industries, Inc. company, entered into an agreement with Stimulation Chemicals, LLC (“SCL”) for the purchase of various raw materials from CESI Chemical suppliers under deferred payment terms. SCL will procure the raw materials as ordered by CESI granting CESI 120 day payment terms for a percent markup on established supplier prices up to a purchase value of $500,000. SCL invoices not paid by CESI within 120 days will bear interest at 1% per month. SCL is owed $480,056 as of June 30, 2003. SCL is owned jointly by Dr. Penny and Mr. Beall, whom are both directors of Flotek Industries, Inc. Dr. Penny is also an employee of the Company.

As of June 30, 2003, the Company was in arrears in interest payments to SCL in the amount of $1,087.

On February 11, 2003, Mr. Dumas, Chairman of the Board and Chief Executive Officer, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6% annually. As of June 30, 2003, the current balance of the note payable to Mr. Dumas was $115,000. Additional amounts owed to Mr. Dumas as of June 30, 2003 total $141,158 for various operational loans bearing interest of 10% annually.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12 – Stock-Based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. Pro forma net loss and loss per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure", and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003

Net loss from continuing operations:
As reported	$(291,087)	$(427,837)	$(213,738)	$(384,786)
Stock-based employee compensation
expense determined under fair value-

based method	57,078	--	57,078	--

Pro forma	$(348,165)	$(427,837)	$(270,816)	$(384,786)

Basic and diluted loss per
share of common stock:

As reported	(0.05)	(0.09)	(0.04)	(0.08)

Pro forma net loss	(0.06)	(0.09)	(0.05)	(0.08)

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model, as determined with the assistance of a third-party appraiser, with the following assumptions for 2003: expected volatility of 50%; risk-free interest rate of 4.04%; and expected lives of 10 years. The fair value as determined on the date of the grant (April 3, 2003) was $.39 per common share.

On April 3, 2003, a stock grant of 125,000 shares was awarded to Mr. Jerry D. Dumas, Sr., Chairman and CEO of the Company. This award resulted in $75,000 of compensation expense.

Note 13 – Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method. The number of potentially dilutive securities for the three and six months ended June 30, 2003 was 144,136 shares. The potentially dilutive securities for the three and six months ended June 30, 2003 were not included in the computation of diluted earnings per share, since to do so would have been antidilutive due to our net loss position.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 14 – Segment Information

The Company’s product lines are divided into three segments within the oilfield service industry:

•	The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production.

•	The Equipment Manufacturing segment designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

•	The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

The Company’s reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies disclosed in Form 10-KSB for the year ending December 31, 2002. The Company evaluates the performance of its operating segments based on operating income excluding unusual charges. Intersegment sales and transfers are not material.

The following table presents the revenues and operating income by business segment and on a comparable basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003

Revenues:
Specialty Chemicals	$2,610,234	$1,597,409	$4,677,420	$2,900,339
Equipment Manufacturing	436,857	593,761	1,067,017	1,076,001
Downhole Equipment	570,778	686,570	1,201,877	1,933,055

Consolidated	$3,617,869	$2,877,740	$6,946,314	$5,909,395

Income (loss) from operations:
Specialty Chemicals	$432,224	$148,698	$726,826	$260,732
Equipment Manufacturing	(26,430)	18,501	112,037	88,490
Downhole Equipment	(6,585)	(57,840)	85,845	396,669
Corporate and Other	(520,345)	(381,426)	(839,316)	(902,102)

Consolidated	$(121,136)	$(272,067)	$85,392	$(156,211)

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 15 – Subsequent Events

On July 28, 2003, the February 24, 2003 forbearance agreements with two shareholder’s of acquired businesses were modified to defer the payments due on June 30, 2003 and September 30, 2003, respectively, to not later than December 31, 2003 and January 22, 2004, respectively with no interest penalty. All other due dates for payments set forth are extended one (1) year from the original due date specified in these notes.

On August 1, 2003, the primary bank lender revolving lines of credit totaling $3,023,151 became due. Except for a borrowing base deficiency of approximately $258,000 these loans are performing as all interest payments are current as of this filing. The primary lender has not indicated, as of this filing, that they will not renew these lines of credit.

On August 6, 2003, the Company was in default on a $500,000 promissory note to Oklahoma Facilities LLC (“Facilities”). This note is secured by an account receivable from the Company’s major customer in Venezuela which has not been paid by that customer. The note was due on the earlier of collection of the pledged accounts receivable or August 1, 2003. Interest and principal payments totaling $48,270, as of June 30, 2003 have not been paid on this obligation. An officer of the Company has a minority interest in and is an officer of Facilities. The Company is in negotiations with Facilities to remedy the default.

As of August 12, 2003, the Company had received, subsequent to June 30, 2003, $175,000 from “accredited investors” for purchase of common stock. These proceeds were used for operating cash flow.

As of July 31, 2003 an employment agreement with a former shareholder of MTI and employee of the Company was terminated. This negates any further obligation for additional shares of common stock of the Company as mentioned in Note 2 of the Notes to Consolidated Financial Statements.

On August 12, 2003 an asset purchase agreement was signed with Special Equipment Manufacturing, Inc. (SEM) for the purchase of certain Equipment Specialties Division (ES) equipment and assets used in the discontinued business. Operations of the business were assumed by SEM on August 1, 2003. The initial sale proceeds from this transaction total approximately $225,000. Dr. Penny, an employee and director of Flotek Industries, Inc., is a majority owner and director of SEM.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Flotek was established in 1985 and is currently traded on the OTC Bulletin Board market. On October 31, 2001, the Company completed a Merger with Chemical & Equipment Specialties, Inc. (“CESI”). The Merger has been accounted for as a reverse acquisition using the purchase method of accounting. In the Merger, the shareholders of the acquired company, CESI, received the majority of the voting interests in the surviving consolidated company. Accordingly, CESI was deemed to be the acquiring company for financial reporting purposes and the historical financial statements of the Company are the historical financial statements of CESI. All of the assets and liabilities of Flotek were recorded at fair value on October 31, 2001, the date of the Merger, and the operations of Flotek have been reflected in the operations of the combined company only for periods subsequent to the date of the Merger.

CESI was incorporated on June 27, 2000 to acquire businesses in the specialty chemical and equipment manufacturing segments of the oilfield service industry. It had no revenues or operations prior to the acquisitions of Esses, Inc., Plainsman Technology, Inc., Neal’s Technology, Inc., and Padko International, Inc. in January 2001. It subsequently acquired Material Translogistics, Inc. in June 2001. These five companies are referred to collectively as the “CESI Acquired Businesses”.

The Company’s product lines are divided into three segments within the oilfield service industry:

•	The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production.

•	The Equipment Manufacturing segment designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

•	The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

All of the Company’s businesses serve the oil and gas industry and are affected by changes in the worldwide demand for and price of oil and natural gas. The majority of our products are dependent on the level of exploration and development activity and the completion phase of oil and gas well drilling. Other products and services, such as our Petrovalve downhole pump products and a small number of our specialty chemicals are more closely tied to the production of oil and gas and are less dependent on drilling activity.

The oil and gas industry has continued to improve in 2003. Oil and gas commodity prices have remained strong and the U.S. rig count, as measured by Baker Hughes Incorporated, has continued to strengthen throughout the year. Having begun the year at 837 rigs, the count increased to 962 active rigs at the beginning of the second quarter and is currently at 1,097 rigs. This activity has been underpinned by demand for natural gas required to refill storage, which is still 20% below 2002 levels despite near record levels of injections. Natural gas and crude oil prices have remained strong through the second quarter. The current 12-month strip for natural gas is $4.85/MCF, up from $4.10 in 2002. Although crude prices have softened somewhat since the start of the Iraq war, wellhead and futures prices are still strong with the 12-month strip at $28.61. Our business will continue to benefit from these oil and gas commodity prices and the increase in drilling activity as we have seen in the second quarter.

On June 27, 2003, the Company announced its intentions to divest its Equipment Specialties Division located in Duncan Oklahoma. Company expects to finalize the sale of this division during the third quarter of 2003. The estimated proceeds from the sale are approximately $255,000 and the estimated loss on disposal is approximately $1,158.0 thousand. The loss on disposal is recorded separately on the Consolidated Statement of Operations. Adjustments to the estimated loss, if any, will continue to be recorded through the date on which the transaction closes.

The Equipment Specialties Division is accounted for as a discontinued operation and therefore, the results of operations have been removed from the company’s results of continuing operations for all periods presented in this document.

Results of Operations

	Six Months Ended June 30,
	2003	2002

Revenues	$6,946,314	$5,909,395
Cost of revenues	4,295,554	3,487,013

Gross margin	2,650,760	2,422,382

Gross margin %	38.2%	41.0%
Selling, general and administrative	2,220,977	2,284,293
Depreciation and amortization	303,704	228,872
Research and development	40,687	65,428

Total expenses	2,565,368	2,578,593

Operating income (loss)	85,392	(156,211)

Operating income (loss) %	1.2%	(2.6)%
Interest expense	(300,906)	(228,745)
Other income, net	1,776	170

Other expense, net	(299,130)	(228,575)

Loss from continuing operations	$(213,738)	$(384,786)

Total revenues increased by $1,036,919 or 17.5% in the first six months of 2003 compared to the same period in 2002. As discussed in the segment analysis that follows, the Specialty Chemicals segment produced this increase in revenues in 2003 compared to 2002. The Equipment Manufacturing segment, which now excludes the discontinued operating results for Equipment Specialties, please refer to Note 3 of the Notes to Consolidated Financial Statements, was essentially flat between periods, while the Downhole Equipment segment had significantly lower revenues in the first half of 2003 compared to the same period in 2002 due to the Petrovalve line of downhole pump components.

On an aggregate basis, the gross margin as a percentage of revenues decreased from 41.0% in 2002 to 38.2% in 2003. The gross margin is best analyzed on a segment by segment basis, discussed below, as the margin varies significantly between operating segments and can vary significantly from period to period in certain of our operating segments. Gross margin for 2003 and 2002 also includes approximately $686,526 and $209,071; respectively, of selling, general and administrative (SG&A) costs that are considered direct overhead expenditures of providing sales and service. These reclassified costs reduced gross margin as a percentage of revenue for 2003 and 2002 by 10% and 4%; respectively.

SG&A represents the costs of selling and general and administrative expenses not directly attributable to products sold or services rendered. The revenues from services are less than 10% of consolidated revenues and the direct costs of providing these services are included in the cost of revenues. SG&A amounted to 32.0% of revenues in 2003, which is 6.7% lower than 2002, which was 38.7% of revenues. Significant emphasis and effort has been placed on reducing SG&A costs and these costs have decreased between comparable first half year periods for 2003 and 2002 from $2,284,293 for the first six months of 2002 to $2,220,977 for the first six months of 2003. Further reduction of SG&A is possible with respect to legal fees, once the patent litigation suit as described in Part II Item 1 is settled.

Depreciation and amortization expense increased $74,832 or 32.7% in the first half of 2003 compared to the same period in 2002. All of this increase is due to depreciation associated with the approximate $1.1 million capital investment at the MTI transload facility in Raceland, Louisiana.

Interest expense increased $72,161 or 32.7% in the first half of 2003 compared to the same period in 2002. The average amount of outstanding debt under the Company’s credit agreements and related party debt was significantly higher in 2003 as a result of the financing of capital expenditures and increased working capital needs between periods. The majority of the Company’s indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis. This variable rate has been falling for the last several quarters.

Loss from discontinued operations decreased $575,617 or 54% in the first six months of 2003 as compared to the same period in 2002. The net loss reflected in 2002 contains approximately $700,000 worth of warranty work provided during that time.

Results by Segment

Specialty Chemicals

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003

Revenues	$2,610,234	$1,597,409	$4,677,420	$2,900,339
Gross margin	$839,183	$555,037	$1,468,945	$929,361
Gross margin percentage	32.1%	34.7%	31.4%	32.0%
Operating income	$432,224	$148,698	$726,826	$260,732
Operating margin percentage	16.6%	9.3%	15.5%	9.0%

Specialty Chemical revenues increased $1,777,081 or 61.3%, in the first six months of 2003 compared to the same period in 2002. Sales in this segment are heavily dependent on drilling activity and this increase is attributable to a 28% increase in drilling activity in the second quarter of 2003 compared to 2002, as well as market penetration in the US, Canada and Mexico and the addition of environmentally friendly chemicals to the product offering.

The gross margin in this segment slightly decreased from 32% for the first six months of 2002 to 31.4% for the same comparable period in 2003. The majority of this margin reduction is due to increased product costs on select products that we have not been able to pass on to the customer. Approximately one half of this increased cost occurred in the second quarter of 2003 and is directly related to the reduced margins of 2.6%, from 34.7% for the second quarter of 2002 to 32.1% for the second quarter of 2003. We expect margins in this segment to be somewhat lower than last year until we are able to curtail or stop the added product costs associated with a related party procurement arrangement. Reference Note 11 of the Notes to Consolidated Financial Statements. Gross margin for 2003 and 2002 also includes approximately $346,511 and $105,242, respectively, of reclassified overhead costs that are considered direct costs of providing sales and service.

Operating income increased $466,094 or 178.8%, in the first six months of 2003 compared to the same period in 2002, primarily as a result of increased revenues and gross margins between periods. This segment has very good operating leverage from revenue growth as evidenced by the $466,094 increase in operating income yielding 26% of the $1,777,081 revenue increase between periods. SG&A and other costs of operations were kept in line with increased levels of activity.

Operating results for the second quarter of 2003 compared to the same period in 2002, were higher for much of the same reasons mentioned above regarding the first six months of 2003.

Equipment Manufacturing

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003

Revenues	$436,857	$593,761	$1,067,017	$1,076,001
Gross margin	$158,931	$216,047	$456,128	$404,472
Gross margin percentage	36.4%	44.0%	42.7%	37.6%
Operating income (loss)	$(26,430)	$18,501	$112,037	$88,490
Operating margin percentage	(6.1)%	3.1%	10.5%	8.2%

As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Equipment Specialties reporting unit, which designed, manufactured and rebuilt specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport, is being discontinued with assets held for sale. The remaining operations in this segment consist of the MTI reporting unit which designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies. The Equipment Manufacturing segment comparative financial information above relates only to the MTI reporting unit.

Equipment Manufacturing revenues were essentially flat between the first six months of 2003 compared to the same period for 2002. Increased revenues from opening the bulk material transload facility at Raceland, Louisiana essentially offset reduced revenues from the design and construction of bulk material handling facilities. Contract awards for bulk material handling facilities have declined significantly over the past twelve months due to a lack of customer capital spending and working capital limitations at Flotek Industries, Inc. which limited some customer projects to project management versus lump sum.

Gross margin percentage increased from 37.6% in the first six months of 2002 to 42.7% in the same comparable period for 2003 or 5.1%. This improvement was essentially due to product mix. Gross margin contributed by the bulk material transload facility at Raceland, Louisiana was 8.7% higher than margins contributed by the bulk material facility design and construction portion of this segment. Gross margin, as a percent of revenue, for the bulk material design and construction portion was essentially flat between the first six months of 2003 compared to the first six months of 2002. For 2003 and 2002, gross margin also includes approximately $339,985 and $103,829; respectively, of reclassified overhead costs that are considered direct overhead costs of providing sales and service.

Operating income increased $23,547 or 26.6% in the first six months of 2003 compared to the same period in 2002. This modest improvement is due to the higher margins contributed by the bulk material transload facility and a reduction of SG&A costs between reporting periods for this segment.

Operating results for the second quarter of 2003 compared to the same period in 2002 were lower due to a significant decrease in revenue and gross profit from bulk material facility design and construction projects. There will not be a significant emphasis on growing this business in the second half of 2003 due to working capital constraints and the higher risk of managing these projects.

Downhole Equipment

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003

Revenues	$570,778	$686,570	$1,201,877	$1,933,055
Gross margin	$336,620	$325,117	$725,687	$1,088,549
Gross margin percentage	59.0%	47.4%	60.4%	56.3%
Operating income (loss)	$(6,585)	$(57,840)	$85,845	$396,669
Operating margin percentage	(1.2)%	(8.4)%	7.1%	20.5%

Downhole Equipment revenues decreased $731,178 or 37.8% in the first six months of 2003 compared to the same period in 2002. This significant decrease is due to reduced sales for the Petrovalve line of downhole pump components as the Turbeco line of casing centralizers has increased 129.5% between years. Petrovalve sales in the first six months of 2002 totaled $1,442,104 and were almost exclusively to one customer in Venezuela. As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements and the Capital Resources and Liquidity section that follows, this customer has not paid for these goods within the customary payment terms. Sales to the Venezuela customer stopped after April 2002 due to political unrest in that country. In addition, oil and gas production workers went on strike in Venezuela in December 2002 further limiting use of tools previously sold. The strike has ended and production is approaching and/or exceeding pre-strike levels. We are optimistic that the customer will begin using our products previously sold but we do not foresee additional large sales to this country in 2003.

Gross margin percentage increased 4.1% from 56.3% in 2002 to 60.4% in 2003. This increase is due to the Turbeco line of casing centralizers. This reporting unit has contributed 92.4% of the gross margin for this reporting segment in the first six months of 2003 compared to the same period in 2002 at significantly improved margins over 2002. The Petrovalve line of downhole pump components did not contribute significantly to the operating results for this segment in the first six months of 2003 due to a lack of significant sales to international customers.

Operating income decreased $310,824 or 78.4% in the first six months of 2003 compared to the same period in 2002. This was due to the significant decline in revenue and gross profit for Petrovalve sales to international customers. SG&A expenses were lower for this segment, between periods, by approximately $60,000 but were not reduced further as we expect improved operating results for this segment in 2003. The Turbeco line of casing centralizers has shown significant improvement over the last several quarters and is now a significant profit contributor to this segment. We expect this reporting unit to continue to grow and produce positive operating results as drilling activity for 2003 continues to improve.

Operating results for the second quarter of 2003 compared to the same period in 2002 improved from an operating loss of ($57,840) in the first six months of 2002 to a reduced loss of ($6,585) in the same comparable period for 2003. This improvement is entirely due to the improved operating results of the Turbeco line of casing centralizers.

Capital Resources and Liquidity

In the first six months of 2003, the Company produced a loss from continuing operations of $213,738 and had positive cash flow from continuing operations of $209,099. The loss is the result of lower operating results for the Equipment Manufacturing segment, and higher SG&A and interest costs in the second quarter of 2003 compared to the first quarter of 2003. The positive cash flow from continuing operations is a result of minimal working capital requirements to grow operations in the first half of 2003 primarily for the Specialty Chemical segment and the Turbeco reporting unit which is part of the Downhole Equipment segment.

As of June 30, 2003, net working capital was a negative $4,660,141, resulting in a current ratio of .55 to 1. Accounts receivable have increased due to higher levels of activity for the Specialty Chemical segment and the Turbeco reporting unit which is part of the Downhole Equipment segment during the first six months of 2003. In addition, amounts due to related parties has increased $655,322 during the first six months of 2003 primarily due to an agreement between CESI Chemical (“CESI”), a Flotek Industries, Inc. company, and Stimulation Chemicals, LLC (“SCL”), owned by two directors of the Company, for the purchase of various raw materials from CESI chemical suppliers under deferred payment terms. See Note 11 of the Notes to Consolidated Financial Statements.

Cash and cash equivalents are $0.00 at June 30, 2003. As discussed in Notes 9, 10 and 11 of the Notes to Consolidated Financial Statements, several short-term financing arrangements have been made to help the Company’s working capital requirements until operating cash flows improve. Overall, the level of business activity is increasing and cash flow from operations is improving, but cash flow is still tenuous.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, at June 30, 2003, the Company had approximately $1,227.0 thousand of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA during the next three years. However, PDVSA has delayed acceptance of the majority of the goods shipped due to the recent political unrest and oil and gas industry work curtailment in Venezuela. The $1,227.0 thousand has not been shipped to the end customer (PDVSA). Our contacts within PDVSA inform us that our product will be needed as they begin to ramp up oil production. We believe the product will eventually be shipped to PDVSA but we cannot predict when. Thus, we have established a reserve for doubtful accounts for $878.0 thousand, the portion that we believe to be unrealizable if the product is not ultimately delivered to PDVSA. We fully expect, once PDVSA accepts the product, that they will pay, as they have in 2002, within their customary payment terms. The delay in collecting this accounts receivable has had a significant adverse effect on the cash flow of the Company.

Accounts payable and accrued expenses increased $679,711 during the first six months of 2003. This increase is primarily due to increased litigation payables and Equipment Specialties Division payables retained by the Company on jobs completed or in process that were not held for sale.

On February 28, 2002, the Company sold its rights and obligation to purchase the land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750,000 to Oklahoma Facilities, LLC (“Facilities”). An officer of the Company has a minority investment interest in and is an officer of Facilities. This transaction resulted in net cash proceeds to the Company of $761,000. The Company simultaneously entered into an agreement to lease back the facility over ten years. As of June 30, 2003, lease payments totaling $74,500 have not been paid on this indebtedness due to cash flow constraints. This transaction has been recorded as a capital lease as discussed in Note 8 of the Notes to Consolidated Financial Statements and is also included in Liabilities – Discontinued Operations as referenced in Note 3 of the Notes to Consolidated Financial Statements.

Compensation expense of $75,000 was recorded as a result of a 125,000 stock grant awarded to Mr. Jerry D. Dumas, Sr., Chairman and CEO of the Company.

In May 2003, the Company issued 166,666 shares of its common stock in a private offering to “accredited investors” in exchange for $100,000 of subscription proceeds, which was paid by the tender to the Company of $100,000 in cash. These proceeds were used for operating cash flow. See Note 15 of the Notes to Consolidated Financial Statements.

The Company has borrowed $319,993 in the first six months on 2003 under its line of credit arrangements, including an approximate $200.0 thousand refinance of the construction loan for the Material Translogistics transload facility in Raceland, Louisiana. In addition, as discussed in Note 10 of the Notes to Consolidated Financial Statements, on February 24, 2003, the Company entered into a forbearance agreement with two shareholders of acquired businesses extending $100,000 each of principal payments due, under the original promissory notes, on January 22, 2003 until June 30, 2003 and September 30, 2003. Interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed and in addition, interest will default to a rate of 12% per annum, until past due amounts are paid.

On July 28, 2003, the February 24, 2003 forbearance agreement was modified to defer the $50,000 payment due June 30, 2003 to on or before December 31, 2003 and the $50,000 payment due September 30, 2003 to January 22, 2004, with no interest penalty. All other due dates for payments set forth in the Promissory Notes are extended one (1) year from the original due date specified in the Promissory Notes.

As of August 12, 2003, the revolving lines of credit, totaling $3,023,151 and secured by accounts receivable and inventory due August 1, 2003 have not been renewed by the lender. The Company has borrowings which have exceeded its eligible asset base by $258,299 at June 30, 2003. The Company is current as of August 14, 2003 on all interest payments associated with this revolving line of credit. We expect these lines to be renewed by the bank during August 2003 business. See Note 9 of the Notes to Consolidated Financial Statements.

On August 6, 2003, the Company was in default on a $500,000 promissory note to Oklahoma Facilities LLC (“Facilities”). As discussed in Note 9 of the Notes to Consolidated Financial Statements, this note is secured by an account receivable from the Company’s major customer in Venezuela which has not been paid by that customer. The note was due on the earlier of collection of the pledged accounts receivable or August 1, 2003. Interest and principal payments totaling $48,270 as of June 30, 2003, have not been made on this obligation. An officer of the Company has a minority investment in and is an officer of Facilities. The Company is in negotiations with Facilities to remedy the default.

The Company made debt service payments of $225,602 during the first six months of 2003. The company has estimated minimum debt service payments in 2003 of $1.6 million. This includes minimum principal and interest payments on Related Party indebtedness, Notes Payable, and Long-Term Debt as discussed in Notes 9, 10 and 11 of the Notes to Consolidated Financial Statements.

Capital expenditures in the first six months of 2003 totaled $296,259. These expenditures were primarily for additional improvements at the MTI transload facility in Raceland, Louisiana, and the purchase of a new financial software package and related hardware. The Company has an approved capital budget pool of $515,000 and anticipates using the majority of this pool during 2003 if business conditions continue to improve during the year.

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

Forward Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “project,” “forecast,” “could” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company’s financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially.

While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:

•	The Company is dependent on the oil and gas industry, and activity levels in the industry are volatile.

•	Oil and gas prices are volatile and have a direct impact on the spending levels of our customers.

•	Severe weather conditions, for example, hurricanes, can have a direct impact on activity levels in the affected areas, and oil and gas prices.

•	The oilfield service industry is highly competitive and we must compete with many companies possessing greater financial resources and better established market positions.

•	The introduction of new products and technologies by competitors may adversely affect the demand for our products and services.

•	The Company’s debt service obligations may limit our ability to fund operations and capital spending or provide for future growth.

•	Changes in political conditions, governmental regulations, economic and financial market conditions, unexpected litigation and other uncertainties may have an adverse effect on our operations.

Item 4 – Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

Within the 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Primary Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a — 14(c) and 15d — 14 (c) under the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Primary Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Previously noted weaknesses have been corrected.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Milam Tool Company and the Estate of Jack J. Milam vs. Flotek Industries, Inc., Turbeco, Inc. and Jerry D. Dumas, Sr., individually, C.A. No. H-02-1647 (Jury Demanded), in the United States District Court, Southern District of Texas, Houston Division.

On May 1, 2002, Milam Tool Company and the Estate of Jack J. Milam filed a complaint against Flotek Industries, Inc., Turbeco, Inc. and Jerry D. Dumas, Sr., individually, in the United States District Court for the Southern District of Texas, Houston Division. The complaint asserts that the sale of TURBO-LOK turbulators, which are part of the Company’s Downhole Equipment segment, violates an agreement among the parties and infringes a United States patent controlled by the Plaintiffs. Plaintiffs seek injunctive relief and unspecified damages. The Company has answered the complaint. The Company strongly denies the assertions in the complaint and intends to vigorously contest this matter.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 22, 2003, Flotek Industries, Inc. held an annual stockholder’s meeting for purposes of considering and voting upon upon the following matters:

Election of Directors. The election of seven directors to serve until the next annual meeting of stockholders of the Company. Directors elected and votes cast were as follows:

Name	Votes For	Votes Against	Votes Withheld

Jerry D. Dumas, Sr.	3,934,809	-	1,586,861
Gary M. Pittman	3,951,839	-	1,569,831
Robert S. Beall	3,951,839	-	1,569,831
Barry E. Stewart	3,951,839	-	1,569,831
John W. Chisholm	3,950,925	-	1,570,745
Glenn S. Penny	3,951,839	-	1,569,831
William R. Ziegler	3,951,839	-	1,569,831

        The above represents all directors of Flotek Industries, Inc.

2003 Long-Term Incentive Plan. This plan is intended to provide employees, directors, consultants and other individuals rendering services to or on behalf of Flotek Industries, Inc. (the “Corporation”) and /or one or more of its subsidiaries an opportunity to acquire an equity interest in the Corporation. The Corporation intends to use the Plan to link the long-term interests of the stockholders of the Corporation and Plan Participants, attract and retain Participants’ services, motivate Participants to increase the Corporation’s value, and create flexibility in compensating Participants. The plan was approved as follows:

	Votes For	Votes Against	Votes Withheld

2003 Long-Term Incentive Plan	3,554,721	16,864	1,950,085

Item 6 – Exhibits and Reports on Form 8-K

         (a) Exhibits:

         Index to Exhibits

Exhibit Number		Description of Exhibit

10.1		Asset Purchase Agreement dated August 12, 2003 for equipment sale between Flotek Industries, Inc. and Special Equipment Manufacturing, Inc.
10.2	*	The revolving line of credit, totaling $1,609,115.31 due August 1, 2003. Reference Note 9 of the Notes to Consolidated Financial Statements. (This exhibit is incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 14, 2002.)
10.3	*	The revolving line of credit, totaling $1,414,085.31 due August 1, 2003. Reference Note 9 of the Notes to Consolidated Financial Statements. (This exhibit is incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 2002).
10.4	*	Forbearance Agreement dated July 28, 2003 between John Todd Sanner and Flotek Industries, Inc., successor in interest of Chemical & Equipment Specialties, Inc. (This exhibit is incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 2002).
10.5	*	Forbearance Agreement dated July 28, 2003 between Earl E. Schott and Flotek Industries, Inc., successor in interest of Chemical & Equipment Specialties, Inc. (This exhibit is incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 2002).
31.1		Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.
31.2		Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.
32		Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

         (b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed the following Current Reports on Form 8-K:

Exhibit Number		Description of Exhibit

(i)	*	Current Report on Form 8-K dated July 3, 2003 reporting under Item 5 - Other events, announcement of the Company's intention to divest its Equipment Specialties Division located in Duncan Oklahoma. (This exhibit is incorporated by reference to the Company's Form 8-K filed with the Commission on July 3, 2003).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2003 /s/ Mark D. Kehnemund ————————————————— Mark D. Kehnemund Chief Operating Officer & Chief Financial Officer