Form 10QSB
period 2003-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2003-11-14
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [x] No [_]

The number of shares of the Registrant’s common stock outstanding on November 14, 2003 was 6,521,670.

Transitional Small Business Disclosure Format:

Yes [_] No [x]

FLOTEK INDUSTRIES, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$--	$--
Accounts receivable, less reserves of $915,855 and $900,067
as of September 30, 2003 and December 31, 2002, respectively	2,824,453	2,034,381
Inventories	1,752,454	1,553,230
Other current assets	343,173	198,055
Assets held for sale from discontinued operations	600	1,958,610

Total current assets	4,920,680	5,744,276

Property, plant and equipment, net	2,769,431	2,692,059
Goodwill, net	12,266,346	12,266,346
Patents and other intangible assets, net	200,921	237,421

Total assets	$20,157,378	$20,940,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$2,846,728	$3,532,924
Current portion of long-term debt	2,443,171	977,695
Accounts payable	3,608,435	2,464,499
Accrued liabilities	185,285	91,971
Amounts due to related parties	622,091	100,892
Liabilities associated with discontinued operations	57,000	1,388,261

Total current liabilities	9,762,710	8,556,242

Long-term debt	2,163,927	3,039,649
Stockholders' equity:
Preferred stock, $.0001 par value, 100,000 shares authorized,
no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized,
6,521,670 and 5,521,670 shares issued and outstanding as of
September 30, 2003 and December 31, 2002, respectively	652	552
Additional paid-in capital	16,973,056	16,373,156
Accumulated deficit	(8,742,967)	(7,029,497)

Total stockholders' equity	8,230,741	9,344,211

Total liabilities and stockholders' equity	$20,157,378	$20,940,102

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$4,165,961	$2,571,619	$11,112,275	$8,481,015
Cost of sales	2,418,688	1,738,868	6,714,243	5,229,395

Gross margin	1,747,273	832,751	4,398,032	3,251,620
Expenses:
Selling, general and administrative	1,249,253	1,113,191	3,468,567	3,394,610
Depreciation and amortization	167,701	131,746	471,404	356,922
Research and development	5,967	18,235	46,654	83,665

Total expenses	1,422,921	1,263,172	3,986,625	3,835,197

Operating income (loss)	324,352	(430,421)	411,407	(583,577)
Other income (expense):
Interest expense	(146,644)	(148,391)	(447,552)	(381,127)
Other, income (expense), net	26,008	(3,475)	26,123	(2,369)

Total other income (expense)	(120,636)	(151,866)	(421,429)	(383,496)

Income (loss) from continuing operations	203,716	(582,287)	(10,022)	(967,073)
Loss from discontinued operations	(58,642)	(443,935)	(545,613)	(1,506,527)
Loss on disposal of discontinued
operations	--	--	(1,157,835)	--
Cumulative effect of change in accounting
principle – discontinued operations	--	--	--	(452,745)

Net income (loss)	$145,074	$(1,026,222)	$(1,713,470)	$(2,926,344)

Basic and diluted loss per common
share:
Income (loss) from continuing operations	.03	(.12)	--	(.20)
Loss from discontinued operations	(.01)	(.09)	(.09)	(.31)
Loss on disposal of discontinued
operations	--	--	(.20)	--
Cumulative effect of change in accounting
principle – discontinued operations	--	--	--	(.09)
Basic and diluted net (income) loss
per common share	$.02	$(.21)	$(.29)	$(.60)

Weighted average number of
shares outstanding	6,223,664	4,910,812	5,792,427	4,904,709

Weighted average common and commmon
equivalent shares outstanding	6,414,824	4,910,812	5,792,427	4,904,709

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2002	5,521,670	$552	$16,373,156	$(7,029,497)	$9,344,211
Common Stock issued for
Stock Grant	125,000	12	74,988	--	75,000
Common Stock issued for Cash	875,000	88	524,912	--	525,000

Net loss	--	--	--	(1,713,470)	(1,713,470)

Balance at September 30, 2003	6,521,670	$652	$16,973,056	$(8,742,967)	$8,230,741

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(10,022)	$(967,073)
Adjustments to reconcile loss from continuing operations to net cash used in:
Depreciation and amortization	471,404	356,922
Stock grant	75,000	--
Gain/loss on sale	2,756	2,558
Increase (decrease) in:
Accounts receivable	(817,352)	(532,864)
Inventories and work in progress	(199,224)	445,441
Other current assets	(145,118)	(178,046)
Deposits and other	--	44,189
Accounts payable and accrued expenses	1,053,410	(669,271)

Net cash provided by (used in) continuing operations	430,854	(1,498,144)
Net cash provided by (used in) discontinued operations	(821,514)	(347,552)

Net cash used in operating activities	(390,660)	(1,845,696)

Cash flows from investing activities:
Acquisition of subsidiaries, net	--	(122,250)
Capital expenditures	(434,419)	(1,116,279)
Proceeds from sale of assets	8,924	110,312

Net cash used in investing activities from continuing operations	(425,495)	(1,128,217)
Net cash used in investing activities from discontinued operations	--	(241,416)

Net cash used in investing activities	(425,495)	(1,369,633)

Cash flows from financing activities:
Issuance of stock for cash	525,000	--
Proceeds from borrowings	319,993	3,059,534
Repayments of indebtedness	(670,097)	(794,264)
Proceeds from related parties	655,322	164,755

Net cash provided by financing activities from continuing operations	830,218	2,430,025
Net cash provided by (used in) financing activities from discontinued operations	(14,063)	569,661

Net cash provided by financing activities	816,155	2,999,686

Net decrease in cash and cash equivalents	--	(215,643)
Cash and cash equivalents - beginning of period	--	240,438

Cash and cash equivalents - end of period	$--	$24,795

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002

Supplemental disclosures of cash flow information:
Acquisition of subsidiaries:
Assets acquired:
Patents and other intangibles	$--	$104,466
Goodwill	--	207,250

	--	311,716

Common stock issued	--	(189,466)
Net cash paid to sellers and transaction costs	$--	$122,250

Cash paid for interest	$474,123	$467,697

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

Note 3 – Discontinued Operations

On June 27, 2003, the Company announced its intentions to divest its Equipment Specialties Division located in Duncan Oklahoma. The Company finalized the sale of various assets of this division during the third quarter of 2003 to Special Equipment Manufacturing (“SEM”). The proceeds from the sale were approximately $225,000 and the estimated loss on disposal is $1,157,835. The loss on disposal is recorded separately on the Consolidated Statement of Operations. There were no adjustments to the estimated loss recorded in the third quarter as a result of finalizing the asset sale. The proceeds from sale were cash of $60,000, assumption of various liabilities totaling $88,425, associated with work-in-process inventory assumed by SEM, and three installment payments totaling $76,575 payable monthly starting September 30, 2003. As reported, in Note 8 of the Notes to Consolidated Financial Statements of the June 30, 2003 10-QSB, Equipment Specialties, Inc. (“ESI”) owed Oklahoma Facilities, LLC (“Facilities”) $74,500 of past due rent. This amount plus the $10,000 of rent due for August 2003 was settled by ESI to Facilities by assigning the three installments mentioned above to Facilities and paying the balance in cash. The $60,000 cash was used to pay down a note payable to the bank to secure release of lien for assets sold to SEM.

At September 30, 2003, $57,000 of the $88,425 of payables assumed by SEM had not been transferred to SEM due to non-release of liability from suppliers. Reference part II, item 1 of this filing for more information concerning $53,000 of this total.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Equipment Specialties Division was part of the Equipment Manufacturing segment, which has now been renamed as “Facility Construction and Management”. The results of Equipment Specialties Division have also been excluded from Item 2, Results of Operations.

Summarized selected financial information for the discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$27,932	$379,048	$1,518,850	$1,509,530
Loss from discontinued
operations	(58,642)	(443,935)	(545,613)	(1,506,527)
Loss on disposal of discontinued
operations	--	--	(1,157,835)	--

Cumulative effect of change in
operations	--	--	--	(452,745)

Net loss from discontinued
operations	$(58,642)	$(443,935)	$(1,703,448)	$(1,959,272)

The assets and liabilities of discontinued operations have been written down to their estimated sales value and are stated separately as of September 30, 2003 on the Consolidated Balance Sheets. The major asset and liability categories are as follows:

	September 30, 2003	December 31, 2002

Assets held for sale:
Inventory	$--	$264,487
Property, plant and equipment	600	1,694,123

Total assets held for sale	$600	$1,958,610

Liabilities - discontinued operations:
Capital lease obligation	$--	$1,388,261
Accounts payable	57,000	--

Liabilities associated with discontinued operations	$57,000	$1,388,261

Essentially all of the assets have been sold. There are just a few minor items that remain as of September 30, 2003. The remaining liabilities will be removed as soon as the supplier’s agree to transfer the liabilities to SEM or they are paid by SEM to the suppliers.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 – Accounts Receivable

At September 30, 2003, the Company had approximately $1,227,000 of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA through December 2004. However, PDVSA has delayed acceptance of the majority of the goods shipped due to the political unrest and oil and gas industry work curtailment in Venezuela. Our product is used in pumping wells and there has been more emphasis on free flowing wells since the strike curtailing the need for our product. Products with a sales price of $1,227,000 have not been shipped to the end customer (PDVSA). A representative from the Petrovalve division visited PDVSA’s pump repair facilities in October 2003 and were advised that they expect to start taking delivery of some of these tools in the fourth quarter of 2003 with delivery of all tools anticipated in 2004. It is believed that the product will eventually be shipped to PDVSA but we cannot predict when. Thus, we have established a reserve for doubtful accounts for $878,000, the portion that we believe to be unrealizable, if the product is not ultimately delivered to PDVSA. We fully expect, once PDVSA accepts the product, they will pay, as they have in 2002, within their customary payment terms.

Note 5 – Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. Inventory held for sale associated with discontinued operations of the Equipment Specialties Division consists of work-in-progress jobs not yet complete and manufacturing parts and materials associated with this business. The components of inventories and work in progress at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002

Raw materials	$425,211	$409,806
Finished goods	1,825,478	1,534,387
Work in Progress	--	91,100
Inventory obsolescence reserve	(498,235)	(482,063)

Inventories and work in progress, net	$1,752,454	$1,553,230

Finished goods inventory increase is due in part to the Specialty Chemicals and Petrovalve divisions. Petrovalve honored a supplier commitment dating to mid-2002 with delivery of the inventory taken in July 2003 in anticipation of continued orders from its main customer PDVSA. See Note 4 of the Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Property, Plant and Equipment

At September 30, 2003 and December 31, 2002, property, plant and equipment was comprised of the following:

	September 30, 2003	December 31, 2002

Land	$68,000	$68,000
Buildings and leasehold improvements	1,952,349	1,809,552
Machinery and equipment	942,129	873,626
Furniture and fixtures	89,980	64,716
Transportation	474,820	444,775
Computer software and equipment	331,137	98,743

Total property and equipment	3,858,415	3,359,412
Less accumulated depreciation	(1,088,984)	(667,353)

Net property and equipment	$2,769,431	$2,692,059

The increase in computer software and equipment of $232,394 between September 30, 2003 and December 31, 2002 is primarily due to new financial software and associated hardware installed during the third quarter of 2003.

Note 7 – Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In the third quarter of 2002 the Company completed its initial assessment of goodwill impairment as required under SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142, the Company determined, with the assistance of an independent appraiser, that the carrying value of goodwill and related assets of the Equipment Specialties, Inc. (“ESI”) reporting, see Note 3 of the Notes to Consolidated Statements, unit exceeded its fair value. As of January 1, 2002, there was approximately $1,300,000 of goodwill attributable to the Equipment Manufacturing segment which consisted of two reporting units, ESI and Material Translogistics, Inc. (“MTI”). As a result, the Company recognized a charge to income of $452,745 ($.09 loss per share) for the ESI reporting unit which represents all of this unit’s goodwill. Our test concluded there was no impairment for MTI. The goodwill impairment is reflected as the cumulative effect of change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s other intangible assets had definitive lives and were being amortized accordingly.

Our impairment testing for all reporting segments will be performed during the fourth quarter of the current and all subsequent years.

The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. As of September 30, 2003, the Company did not recognize any impairment associated with its long-lived assets.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other intangible assets are comprised of the following:

	September 30, 2003		December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$279,421	$120,286	$266,148	$102,099
Other Intangibles	104,464	62,678	104,464	31,092

Total	$383,885	$182,964	$370,612	$133,191

	Aggregate Amortization Expense for the Three Months Ended		Aggregate Amortization Expense for the Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Patents	$5,314	$6,643	$18,434	$12,371
Other Intangibles	10,446	10,446	31,339	20,893

Total	$15,760	$16,909	$49,773	$33,264

Estimated Amortization Expense:
For the year ended December 31, 2003	$63,119
For the year ended December 31, 2004	$57,954
For the year ended December 31, 2005	$26,616
For the year ended December 31, 2006	$26,616
For the year ended December 31, 2007	$26,616

Note 8 – Capital Lease Obligation

On February 28, 2002, the Company sold its rights and obligation to purchase land and buildings covered by a capital lease obligation, together with capital improvements to the property totaling approximately $750,000, to Oklahoma Facilities, LLC (“Facilities”). An officer of the Company has a minority investment interest in and is an officer of Facilities. The total consideration at closing was $1,400,000, with net cash proceeds to the Company of $761,000. The transaction did not generate any gain or loss. The Company simultaneously entered into a capital lease agreement with Facilities under which it was obligated to pay average rent of $18,000 per month for a fixed term of ten years. The Company had the right to buy the property at any time during the first two years of the lease for a fixed price of $1,400,000. The Company also had the option to purchase the building for a fixed price of $420,000 at the end of the ten-year lease term.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Effective August 1, 2003, Equipment Specialty, Inc. assigned its remaining lease obligation with Facilities to Special Equipment Manufacturing, Inc., thus eliminating any future liability for this capital lease obligation. To effect this assignment, the Company, agreed to pay Facilities an additional $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in 6 equal installments beginning November 15, 2003. In addition, ESI assigned its US and Foreign rights to the pending Mobile Blending Apparatus patent to SEM for $14,715.

Note 9 – Notes Payable

Notes payable at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002

Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due
in August 2003, with maximum borrowings of $1,414,035 (1)	$--	$1,414,035

Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due

in August 2003, with maximum borrowings of $1,609,116 (1)	--	1,593,109
Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate plus 4.25%, due

in August 2004, with maximum borrowings of $2,250,948 (1)	2,250,948	--
Note payable to Oklahoma Facilities, secured by accounts receivable,

bearing interest at the prime rate plus 4.25%, due upon collection of the
pledged accounts receivable or August 1, 2004, whichever is earlier	495,780	495,780
Note payable to Bauer & Skloss, LLP, bearing interest at 10% annually, payable in monthly installments of $8,792 monthly beginning
April 1, 2004	100,000	--
Other notes payable	--	30,000

Total notes payable	$2,846,728	$3,532,924

On September 30, 2003, the Company’s primary lending institution restructured the revolving lines of credit secured by accounts receivable and inventory (“the borrowing base”). The revolving lines were reduced from a maximum borrowing of $3,023,201 to a maximum borrowing of $2,250,948 to align this debt with the Company’s reduced borrowing base. In addition, the term of the revolving line was extended 11 months to August 30, 2004. The borrowing base has declined during 2003 due to the sale of assets associated with Discontinued Operations. See Note 3 of the Notes to Consolidated Financial Statements.

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Oklahoma Facilities LLC (“Facilities”). An officer of the Company has a minority investment interest in and is an officer of Facilities. The note was amended as of July 31, 2003. The majority of the note is secured by an account receivable from the Company’s major customer in Venezuela. The note requires that interest in arrears of $26,000 as of July 31, 2003, be paid as of September 1, 2003, and that interest only payments be made monthly thereafter. The note is due upon the collection of the account receivable, but in any event must be paid in full by August 1, 2004.

(1)	Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 – Long-Term Debt

Long-term debt at September 30, 2003 and December 31, 2002, consisted of the following:

	September 30, 2003	December 31, 2002

Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual
installments of $200,000 each beginning January 2002 (1)	$800,000	$800,000
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $39,812 including interest,
due in January 2008	1,814,135	2,025,119
Note payable to bank, bearing interest at prime rate plus 4.25%, payable in monthly installments of $15,394 including interest,
due in September 2004 (2)	752,655	--
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest,
due in September 2004 (1)	222,062	307,375
Construction loan payable to bank, bearing interest at the prime rate plus 2%, payable in monthly installments of $16,958
including interest, due in December 2003	720,472	594,740
Mortgage note on property payable to Marvin E. Eckert, Jr. and
Wanda Eckert, bearing interest at 10%, payable in monthly
installments of $1,470 including interest, due in December 2012	106,179	111,228
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of
$1,934 including interest, due in May 2006	53,237	68,182
Secured vehicle and other equipment loans	138,358	110,700
Total	4,607,098	4,017,344
Less current maturities	2,443,171	977,695

Long-term debt	$2,163,927	$3,039,649

The following is a schedule of future maturities of long-term debt:

For the Month Ending September 30, 2003

2004	$2,443,171
2005	$585,060
2006	$682,810
2007	$671,654
2008	$155,221
Thereafter	$69,182

The revolving lines of credit and bank notes payable are owed to the Company’s primary lending bank and are secured by substantially all of the assets of the Company. They have also been personally guaranteed by an officer of the Company.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(1)	On February 24, 2003, the Company entered into a forbearance agreement with two shareholders of acquired businesses extending $100,000 each of the principal payments due, under the original promissory note, on January 22, 2003, until June 30, 2003 and September 30, 2003. On July 28, 2003, this agreement was modified to defer the payments due on June 30, 2003 and September 30, 2003, to not later than December 31, 2003 and January 22, 2004, respectively with no interest penalty. All other due dates for payments set forth in the original note were extended one (1) year from the original due date specified in these notes. Interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed and, in addition, interest will default to a rate of 12% per annum until past due amounts are paid. .

(2)	This term loan was added in the third quarter due to a restructuring of the revolving lines of credit as detailed in Note 9 of the Notes to Consolidated Financial Statements.

Note 11 – Related Party Transactions

On January 30, 2003, CESI Chemical (“CESI”), a Flotek Industries, Inc. company, entered into an agreement with Stimulation Chemicals, LLC (“SCL”) for the purchase of various raw materials from CESI Chemical suppliers under deferred payment terms. SCL will procure the raw materials as ordered by CESI granting CESI 120 day payment terms for a percent markup on established supplier prices up to a purchase value of $500,000. SCL invoices not paid by CESI within 120 days will bear interest at 1% per month. SCL is owed $385,933 as of September 30, 2003.

On August 27, 2003 a new agreement was executed between CESI and SCL deferring $385,933 of purchases made by SCL on CESI’s behalf for 12 months. Monthly principal and interest payments are due beginning September 15, 2003 in the amount of $38,600 for principal plus interest of 1% per month on the unpaid balance. SCL is owned jointly by Dr. Penny and Mr. Beall, whom are both directors of Flotek Industries, Inc. Dr. Penny is also an employee of the Company.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., Chairman of the Board and Chief Executive Officer, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6% annually. This note was paid down to $95,000 as of September 9, 2003, and refinanced as of that date with a $10,000 principal payment due October 31, 2003 and monthly payments of $5,000 due until note is paid in full, bearing interest at 10% per annum. Additional demand notes from Mr. Dumas total $141,158, bearing interest at 10% per annum.

Note 12 – Stock-Based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. Pro forma net loss and loss per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure”, and are as follows:

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Income (loss) from continuing operations:
As reported	$203,716	$(582,287)	$(10,022)	$(967,073)
Stock-based employee compensation
expense determined under fair value-

based method	64,213	--	64,213	--

Pro forma income (loss)	$139,503	$(582,287)	$(74,235)	$(967,073)

Basic and diluted income (loss) per
share of common stock:

As reported	.03	(.12)	(.00)	(.20)

Pro forma net loss	0.02	(0.12)	(0.01)	(0.20)

During April 2003, the Company issued 528,500 stock options with a market value of $317,100 at the date of grant.

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

Note 14 – Segment Information

The Company’s product lines are divided into three segments within the oilfield service industry:

•	The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production.

•	The The Facility Construction and Management segment designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies. This segment was previously titled “Equipment Manufacturing” and consisted of two reporting units, Equipment Specialties, Inc. (“ESI”) and Material Translogistics, Inc. (“MTI”). It now consists only of the MTI reporting unit.

•	The The Facility Construction and Management segment designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies. This segment was previously titled “Equipment Manufacturing” and consisted of two reporting units, Equipment Specialties, Inc. (“ESI”) and Material Translogistics, Inc. (“MTI”). It now consists only of the MTI reporting unit.

•	The The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

The following table presents the revenues and operating income by business segment and on a comparable basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Specialty Chemicals	$2,942,858	$2,000,633	$7,620,278	$4,900,972
Facility Construction and Management	338,710	239,124	1,405,727	1,315,126
Downhole Equipment	884,393	331,862	2,086,270	2,264,917

Consolidated	$4,165,961	$2,571,619	$11,112,275	$8,481,015

Income (loss) from operations:
Specialty Chemicals	$681,633	$412,051	$1,408,729	$672,783
Facility Construction and Management	26,008	(174,959)	138,045	(82,768)
Downhole Equipment	89,480	(252,779)	175,324	143,892
Corporate and Other	(472,769)	(414,734)	(1,310,691)	(1,317,484)

Consolidated	$324,352	$(430,421)	$411,407	$(583,577)

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s product lines are divided into three segments within the oilfield service industry:

•	The Specialty Chemicals segment develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production.

•	The Facility Construction and Management segment designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies.

•	The The Downhole Equipment segment manufactures and markets the Petrovalve line of downhole pump components and the Turbeco line of casing centralizers.

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

The oil and gas industry has continued to improve in 2003. Oil and gas commodity prices have remained strong and the U.S. rig count, as measured by Baker Hughes Incorporated, has continued to strengthen throughout the year. Having begun the year at 862 rigs, the count increased to 1,077 active rigs at the beginning of the third quarter and was 1,095 rigs as of September 26, 2003. This is a 27% increase in rig count since the first of the year and is the same percentage increase for third quarter 2003 compared to third quarter 2002. This activity has been underpinned by demand for natural gas and record levels of injection required to refill storage. Natural gas and crude oil prices have remained strong through the third quarter. The current 12-month strip for natural gas is $4.95/MCF, up from $4.85 in the second quarter. Although crude prices have softened somewhat since the start of the Iraq war, wellhead and futures prices are still strong with the 12-month strip at $28.67. Our business will continue to benefit from these oil and gas commodity prices and the increase in drilling activity as we have seen throughout the year.

On June 27, 2003, the Company announced its intentions to divest its Equipment Specialties Division located in Duncan Oklahoma. The Company finalized the sale of various assets of this division during the third quarter of 2003 to Special Equipment Manufacturing (“SEM”). The proceeds from the sale were approximately $225,000 and the estimated loss on disposal is $1,157,835. The loss on disposal is recorded separately on the Consolidated Statement of Operations. There were no adjustments to the estimated loss, recorded in the third quarter as a result of finalizing the asset sale. The proceeds from sale were cash of $60,000, assumption of various liabilities totaling $88,425, associated with work-in-process inventory assumed by SEM and three installment payments totaling $76,575 payable monthly starting September 30, 2003. As reported, in Note 8 of the Notes to Consolidated Financial Statements of the June 30, 2003 10-QSB, Equipment Specialties, Inc. (“ESI”) owed Oklahoma Facilities, LLC (“Facilities”) $74,500 of past due rent. This amount plus the $10,000 of rent due for August 2003 was settled by ESI to Facilities by assigning the three installments mentioned above to Facilities and paying the balance in cash. The $60,000 cash was used to pay down a note payable to the bank to secure release of lien for assets sold to SEM.

At September 30, 2003, $57,000 of the $88,425 of payables assumed by SEM had not been transferred to SEM due to non-release of liability from suppliers. Reference Part II, Item 1 of this filing for more information concerning this liability

The Equipment Specialties Division is accounted for as a discontinued operation and therefore, the results of operations have been removed from the company’s results of continuing operations for all periods presented in this document.

On September 23, 2003, the Company announced the signing of Letters of Intent with four companies. Three of these companies are in the non-magnetic drill collar and stabilizer rental tool and sales business, and one is a manufacturing /repair company of drilling products. After due diligence, the Company advised the target companies, on October 27, 2003, that it did not intend to pursue possible acquisition.

Results of Operations

	Nine Months Ended September 30,

	2003	2002

Revenues	$11,112,275	$8,481,015
Cost of revenues	6,714,243	5,229,395

Gross margin	4,398,032	3,251,620

Gross margin %	39.6%	38.3%

Selling, general and administrative	3,468,567	3,394,610
Depreciation and amortization	471,404	356,922
Research and development	46,654	83,665

Total expenses	3,986,625	3,835,197
Operating income (loss)	411,407	(583,577)

Operating income (loss) %	3.7%	(6.9)%

Interest expense	(447,552)	(381,127)
Other income, net	26,123	(2,369)

Other expense, net	(421,429)	(383,496)

Loss from continuing operations	$(10,022)	$(967,073)

Total revenues increased $2,631,260 or 31.0% in the first nine months of 2003 compared to the same period in 2002. As discussed in the segment analysis that follows, the Specialty Chemicals segment produced this increase in revenues in 2003 compared to 2002. The Facility Construction and Management segment, which now excludes the discontinued operating results for Equipment Specialties, please refer to Note 3 of the Notes to Consolidated Financial Statements, was essentially flat between periods, while the Downhole Equipment segment had lower revenues in the first nine months of 2003 compared to the same period in 2002 due to the Petrovalve line of downhole pump components. We anticipate consolidated revenues in the fourth quarter of 2003 to equal or slightly exceed consolidated third quarter 2003 revenues.

On an aggregate basis, the gross margin as a percentage of revenues increased 1.3% from 38.3% in 2002 to 39.6% in 2003. The gross margin is best analyzed on a segment by segment basis, discussed below, as the margin varies significantly between operating segments and can vary significantly from period to period in certain of our operating segments. On a consolidated basis, we do not expect gross margin percentage to increase significantly until the Petrovalve line of downhole pump components has significantly higher revenue than its current run rate. We are optimistic that this reporting unit will begin to grow revenue during the next two quarters.

SG&A represents the costs of selling and general and administrative expenses not directly attributable to products sold or services rendered. The revenues from services are less than 10% of consolidated revenues and the direct costs of providing these services are included in the cost of revenues. SG&A costs were essentially flat between years on significantly higher revenue. These costs were 31.2% of revenues in 2003, which is 8.9% lower than 2002, which was 40.0% of revenues. Significant emphasis and effort has been placed on reducing SG&A costs across the organization. Further reduction of SG&A is possible with respect to legal fees, once the patent litigation suit, as described in Part II Item 1, is settled.

Depreciation and amortization expense increased $114,482 or 32.1% in the first nine months of 2003 compared to the same period in 2002. All of this increase is due to depreciation associated with the approximate $1,200,000 capital investment at the MTI transload facility in Raceland, Louisiana.

Interest expense increased $66,425 or 17.4% in the first nine months of 2003 compared to the same period in 2002. The average amount of outstanding debt under the Company’s credit agreements and related party debt was significantly higher in 2003 as a result of the financing of capital expenditures and increased working capital needs between periods. The majority of the Company’s indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Loss from continuing operations is essentially breakeven for the first nine months of 2003 and has decreased $954,319 or 99.0% between nine month reporting periods. This improvement is a direct result of increased revenue and gross margin from a more robust energy market in 2003 compared to 2002.

Results by Segment

Specialty Chemicals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$2,942,858	$2,000,633	$7,620,278	$4,900,972
Gross margin	$1,093,692	$723,863	$2,562,637	$1,626,331
Gross margin percentage	37.2%	36.2%	33.6%	33.2%
Operating income	$681,633	$412,051	$1,408,729	$672,783
Operating margin percentage	23.2%	20.6%	18.5%	13.7%

Specialty Chemical revenues increased $2,719,306 or 55.5% in the first nine months of 2003 compared to the same period in 2002. Sales in this segment are significantly influenced by drilling activity and this increase is primarily attributable to a 27% increase in drilling activity in the third quarter of 2003 compared to the same period in 2002, as well as market penetration in the US, Canada and Mexico. This segment has increased its customer base 13% in 2003. We have also had continued success in growing sales of our environmental friendly chemicals in the US and some product prices increases. We are optimistic that revenue growth in this segment will continue into 2004 due to new market opportunities, introduction of new products and increased activity with our existing customer base.

The gross margin in this segment was essentially flat at 33.6% for the first nine months of 2003 compared to 33.2% for the same period in 2002. Increased sales of higher margin products and selected product price increases in 2003 offset higher product costs from product purchase premiums associated with a related party procurement arrangement. Due to cash constraints CESI entered into an agreement with a related company for the purchase of raw materials from CESI suppliers under deferred payment terms and a percentage markup over the suppliers cost. This added cost impacted gross margins 1.3% for the first nine months of 2003. This purchase arrangement was modified in the third quarter of 2003, to stop the purchase of product through this related company; thus eliminating any future impact on gross margins. See Note 11 of the Notes to Consolidated Financial Statements.

Operating income increased $735,946 or 109.4%, in the first nine months of 2003 compared to the same period in 2002, primarily as a result of increased revenues and gross margins between periods. In addition, operating income margin percentage increased 4.8% from 18.5% for the nine months of 2003 compared to 13.7% for the first nine months of 2002. This is a significant increase and reflects this segment’s operating margin leverage from revenue growth. SG&A and other costs of operations decreased 1.6% as a percent of revenue between the nine month reporting periods. This is consistent with our emphasis on SG&A cost control and not allowing these costs to increase at the same rate as revenue.

Operating results for the third quarter of 2003 compared to the same period in 2002, were higher for much of the same reasons mentioned above regarding the first nine months of 2003. SG&A costs as a percent of revenue were .3% higher in the third quarter of 2003 compared to 2002. We do not anticipate the results for the fourth quarter of 2003 to materially change from the third quarter, except that margins could decline due to some anticipated increased sales discounting.

Facility Construction and Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$338,710	$239,124	$1,405,727	$1,315,126
Gross margin	$193,232	$25,280	$649,360	$453,131
Gross margin percentage	57.0%	10.6%	46.2%	34.5%
Operating income (loss)	$26,008	$(174,959)	$138,045	$(82,768)
Operating margin percentage	7.7%	(73.2)%	9.8%	(6.3)%

As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Equipment Specialties reporting unit, which designed, manufactured and rebuilt specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport, has been discontinued, with assets sold in the third quarter. The remaining operations in this segment consist of the MTI reporting unit which designs, constructs and manages automated bulk material handling and loading facilities for other oilfield service companies. The segment comparative financial information above relates only to the MTI reporting unit.

Facility Construction and Management revenues increased 6.9% between the first nine months of 2003 compared to the same period for 2002, primarily due to nine full months of operations for the bulk material transload facility at Raceland, Louisiana in 2003, compared to only three months of operations in 2002. Increased revenues from opening the bulk material transload facility at Raceland, Louisiana more than offset reduced revenues from the design and construction of bulk material handling facilities. Contract awards for bulk material handling facilities have declined significantly over the past fifteen months due to a lack of customer capital spending and working capital limitations at Flotek Industries, Inc. Working capital limitations shifted some customer projects to project management versus lump sum which reduced revenue and gross margins. We are not expecting revenues for this segment to significantly change from the present run rate for the fourth quarter of 2003. Our business in this segment revolves around principally one customer with plans to diversify the customer base for the bulk design and construction portion of this segment in the coming quarters.

Gross margin percentage increased from 34.5% in the first nine months of 2002 to 46.2% in the same comparable period for 2003 or 11.7%. This improvement was essentially due to product mix. Gross margin contributed by the bulk material transload facility at Raceland, Louisiana was 19.1% higher than margins contributed by the bulk material facility design and construction portion of this segment. Gross margin, as a percent of revenue, for the bulk material design and construction portion actually declined between the first nine months of 2003 compared to the first nine months of 2002 due to a 40% decrease in revenue between these same periods, and as mentioned above, lower margin work due to cash flow constraints. Gross margin improvement, quarter to quarter, was derived from improvement in the bulk material design and construction portion of this segment.

Operating income increased $220,813 or 266.8% in the first nine months of 2003 compared to the same period in 2002. This significant improvement came from the bulk material facility design and construction operation which increased its operating income between reporting periods $170,343. This increase was due to tighter control of SG&A costs and the reduction of these costs due to reduced business. In addition, the Raceland transload facility increased its operating income by operating 6 more months in 2003 than 2002.

Operating results for the third quarter of 2003 compared to the same period in 2002 were much higher due to significantly less operating loss from the bulk material facility design and construction business. Operating costs for this business were slashed significantly between years. In the third quarter of 2002 this operation had an infrastructure that was anticipating more contract awards versus a curtailment of business. We are not anticipating significant operating income improvement in the fourth quarter of 2003 for this segment

Downhole Equipment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$884,393	$331,862	$2,086,270	$2,264,917
Gross margin	$460,349	$83,608	$1,186,035	$1,172,157
Gross margin percentage	52.1%	25.2%	56.8%	51.8%

Operating income (loss)	$89,480	$(252,779)	$175,324	$143,892
Operating margin percentage	10.1%	(76.2)%	8.4%	6.4%

Downhole Equipment revenues decreased $178,647 or 7.9% in the first nine months of 2003 compared to the same period in 2002. This decrease is due to reduced sales for the Petrovalve line of downhole pump components, as the Turbeco line of casing centralizers has increased its revenues 160.6% between years. Petrovalve sales in the first nine months of 2002 totaled $1,502,573 and were almost exclusively to one customer in Venezuela. As more fully discussed in Note 4 of the Notes to Consolidated Financial Statements and the Capital Resources and Liquidity section that follows, this customer has not paid for these goods within the customary payment terms. Sales to the Venezuela customer, PDVSA, stopped after April 2002, due to political unrest in that country. In addition, oil and gas production workers went on strike in Venezuela in December 2002 further limiting use of tools previously sold. The strike has ended and production is approaching and/or exceeding pre-strike levels. We visited PDVSA’s pump repair facilities in October 2003 and were advised that they expect to start taking delivery of some of these tools in the fourth quarter of 2003 with delivery of all tools anticipated in 2004. We believe the product will eventually be shipped to PDVSA but we cannot predict when. Turbeco’s revenues have increased dramatically due to the 27% increase in drilling activity in the US during the first nine months of this year compared to the same period in 2002. Turbeco has also been able to penetrate the market and expand its customer base significantly. We expect sales for this segment in the fourth quarter of 2003 to be flat with the third quarter of 2003.

Gross margin percentage increased 5.0% from 51.8% in 2002 to 56.8% in 2003. This increase is due to the Turbeco line of casing centralizers. This reporting unit has contributed 94.7% of the gross margin for this reporting segment in the first nine months of 2003 compared to the same period in 2002 at significantly improved margins over 2002. This margin improvement is due to better pricing for the product, increased volume and the sale of previously reserved excess and obsolete inventory. The Petrovalve line of downhole pump components did not contribute significantly to the operating results for this segment in the first nine months of 2003 due to a lack of significant sales to international customers.

Operating income increased $31,432 or 21.8% in the first nine months of 2003 compared to the same period in 2002. This was in spite of the significant decline in revenue and gross profit for Petrovalve. SG&A expenses were lower for this segment, between periods, by approximately $40,000 but were not reduced further as we expect improved operating results in the near future for this segment. The Turbeco line of casing centralizers has shown significant improvement over the last several quarters and is now the primary profit contributor to this segment. We expect this reporting unit to continue to grow and produce positive operating results as drilling activity remains at present levels and modestly grows in 2004.

Operating results for the third quarter of 2003 compared to the same period in 2002 improved from an operating loss of ($252,779) to a profit of $89,480, a 135.4% increase. This improvement is entirely due to the improved operating results of the Turbeco line of casing centralizers.

Capital Resources and Liquidity

In the first nine months of 2003, the Company produced a loss from continuing operations of ($10,022) and had positive cash flow from continuing operations of $430,854. The loss is the result of higher depreciation, SG&A and interest costs during 2003 compared to the first nine months of 2002. All segments showed improvements in operating income this year versus the first nine months of 2002. The positive cash flow from continuing operations is a result of minimal working capital requirements to grow operations in the first nine months of 2003 primarily for the Specialty Chemical segment and the Turbeco reporting unit which is part of the Downhole Equipment segment.

As of September 30, 2003, net working capital was a negative $4,842,030, resulting in a current ratio of .51 to 1. Accounts receivable have increased due to higher levels of sales activity for the Specialty Chemical segment and the Turbeco reporting unit which is part of the Downhole Equipment segment during the first nine months of 2003. In addition, amounts due to related parties have increased $521,199 during the first nine months of 2003 primarily due to an agreement between CESI Chemical (“CESI”), a Flotek Industries, Inc. company, and Stimulation Chemicals, LLC (“SCL”), owned by two directors of the Company, for the purchase of various raw materials from CESI chemical suppliers under deferred payment terms. See Note 11 of the Notes to Consolidated Financial Statements.

Cash and cash equivalents are $0.00 at September 30, 2003, an amount considered insufficient for continuing operations. As discussed in Notes 9, 10 and 11 of the Notes to Consolidated Financial Statements, several short-term financing arrangements have been made to help the Company’s working capital requirements until operating cash flows improve. Overall, the level of business activity is increasing and cash flow from operations is improving, but cash flow is still tenuous.

As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company completed the sale of assets of its Equipment Specialty Division to Special Equipment Manufacturing for approximately $225,000. The proceeds from sale were cash of $60,000, assumption of various liabilities, totaling $88,425, associated with work-in-process inventory assumed by SEM and three installment payments totaling $76,575 payable monthly starting September 30, 2003. As reported, in Note 8 of the Notes to Consolidated Financial Statements of the June 30, 2003 10-QSB, Equipment Specialties, Inc. (“ESI”) owed Oklahoma Facilities, LLC (“Facilities”) $74,500 of past due rent. This amount plus the $10,000 of rent due for August 2003 was settled by ESI to Facilities by assigning the three installments mentioned above to Facilities and paying the balance in cash. The $60,000 cash was used to pay down a note payable to the bank to secure release of lien for assets sold to SEM.

At September 30, 2003, $57,000 of the $88,425 of payables assumed by SEM have not been transferred to them due to non-release of liability from suppliers. Reference Part II, Item 1 of this filing for more information concerning this liability.

In addition, as a result of this asset sale and business transfer to SEM, effective August 1, 2003, ESI assigned its remaining lease obligation with Facilities to Special Equipment Manufacturing, Inc., thus eliminating any future liability for the capital lease obligation. To effect this assignment, the Company, agreed to pay Facilities an additional $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in 6 equal installments beginning November 15, 2003. In addition, ESI assigned its US and Foreign rights to the pending Mobile Blending Apparatus patent to SEM for $14,715.

As discussed in Note 4 of the Notes to Consolidated Financial Statements, at September 30, 2003, the Company had approximately $1,227,000 thousand of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts have not been paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. Our customer holds a contract to deliver over $5 million of our proprietary products to PDVSA through December 2004. However, PDVSA has delayed acceptance of the majority of the goods shipped due to the political unrest and oil and gas industry work curtailment in Venezuela. Our product is used in pumping wells and there has been more emphasis on free flowing wells since the strike curtailing the need for our product. Products with a sales price of $1,227,000 have not been shipped to the end customer (PDVSA). We visited PDVSA’s pump repair facilities in October 2003 and were advised that they expect to start taking delivery of some of these tools in the fourth quarter of 2003 with delivery of all tools anticipated in 2004. We believe the product will eventually be shipped to PDVSA but we cannot predict when. Thus, we have established a reserve for doubtful accounts for $878,000, the portion that we believe to be unrealizable if the product is not ultimately delivered to PDVSA. We fully expect, once PDVSA accepts the product, they will pay, as they have in 2002, within their customary payment terms. The delay in collecting this accounts receivable has had a significant adverse effect on the cash flow of the Company.

Accounts payable and accrued expenses increased $1,053,410 during the first nine months of 2003. This increase is primarily due to increased litigation payables, increased trade payables from a higher level of business activity and accrued liabilities associated with Equipment Specialties Division discontinued operations.

Compensation expense of $75,000 was recorded as a result of a 125,000 stock grant awarded to Mr. Jerry D. Dumas, Sr., Chairman and CEO of the Company.

In the third quarter of 2003, the Company issued 708,334 shares of its common stock in a private offering to “accredited investors” in exchange for $425,000 of subscription proceeds, which was paid by the tender to the Company of $425,000 in cash.

The Company has borrowed $319,993 in the first nine months of 2003 under its line of credit arrangements, including an approximate $200,000 refinance of the construction loan for the Material Translogistics transload facility in Raceland, Louisiana. In addition, as discussed in Note 10 of the Notes to Consolidated Financial Statements, on February 24, 2003, the Company entered into a forbearance agreement with two shareholders of acquired businesses extending $100,000 each of principal payments due, under the original promissory notes, on January 22, 2003 until June 30, 2003 and September 30, 2003. Interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed and in addition, interest will default to a rate of 12% per annum, until past due amounts are paid.

On July 28, 2003, the February 24, 2003 forbearance agreements were modified to defer the $100,000 payment due June 30, 2003 to on or before December 31, 2003 and the $100,000 payment due September 30, 2003 to January 22, 2004, with no interest penalty. All other due dates for payments set forth in the Promissory Notes are extended one (1) year from the original due date specified in the Promissory Notes.

On September 30, 2003, the Company’s primary lending institution restructured the revolving lines of credit secured by accounts receivable and inventory (“the borrowing base”). The revolving lines were reduced from a maximum borrowing of $3,023,201 to a maximum borrowing of $2,250,948 to align this debt with the Company’s reduced borrowing base. In addition the term of the revolving line was extended 11 months to August 30, 2004. The borrowing base has declined during 2003 due to the sale of assets associated with Discontinued Operations. See Note 3 of the Notes to Consolidated Financial Statements.

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Oklahoma Facilities LLC (“Facilities”). An officer of the Company has a minority investment interest in and is an officer of Facilities. The note was amended as of July 31, 2003. The majority of the note is secured by an account receivable from the Company’s major customer in Venezuela. The note requires that interest in arrears of $26,000 as of July 31, 2003, by paid as of September 1, 2003, and that interest only payments be made monthly thereafter. The note is due upon the collection of the account receivable, but in any event must be paid in full by August 1, 2004.

The Company made debt service payments of $670,097 during the first nine months of 2003. The company has estimated minimum debt service payments in 2003 of $1,600,000. This includes minimum principal and interest payments on Related Party indebtedness, Notes Payable, and Long-Term Debt as discussed in Notes 9, 10 and 11 of the Notes to Consolidated Financial Statements.

Capital expenditures in the first nine months of 2003 totaled $434,419. These expenditures were primarily for additional improvements at the MTI transload facility in Raceland, Louisiana, and the purchase of a new financial software package and related hardware. The Company has a 2003 approved capital budget pool of $515,000 and anticipates using all of this budget.

The Company believes its operations are capable of generating sufficient cash flow to meet its debt service obligations under the current market conditions. However, if a market downturn occurred it would be very difficult to meet debt service obligations without improved sales from the Petrovalve line of downhole pump components. While the market we serve continues to steadily improve, as well as our overall cash flow position, sufficient cash flow to grow the business is not readily available without the sale of debt or equity securities. There can be no assurance that the Company can raise additional capital through the sale of its debt or equity.

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

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On May 1, 2002, Milam Tool Company and the Estate of Jack J. Milam filed a complaint against Flotek Industries, Inc., Turbeco, Inc. and Jerry D. Dumas, Sr., individually, in the United States District Court for the Southern District of Texas, Houston Division. The Complaint asserts that the sale of TURBO-LOK turbulators, which are part of the Company’s Downhole Equipment segment, violates an agreement among parties and infringes a United States patent controlled by the Plaintiffs. Plaintiffs seek injunctive relief and unspecified damages. The Company has answered the complaint. On October 14, 2003, the Court entered a Memorandum and Order interpreting the claims of the patent and the settlement agreement. The Court adopted many of Flotek’s positions and ordered mediation within 45 days. Plaintiffs moved for reconsideration or leave to file an appeal and the Court then postponed the mediation deadline. The Company strongly denies the assertions in the complaint and intends to continue to vigorously contest this matter.

On August 22, Dixie Iron Works, LTD., a supplier to Equipment Specialties, Inc. (“ESI”) a wholly owned subsidiary of CESI, a Flotek Industries, Inc. affiliate, filed suit against Flotek Industries, Inc. seeking payment for goods and services delivered to ESI totaling $127,200. A portion of this liability, $53,000, has been assumed by Special Equipment Manufacturing, in their purchase of the assets of ESI- see Note 3 of the Notes to Consolidated Financial Statements. ESI does not deny responsibility for the goods and services provided and has made a settlement offer to the plaintiff in an effort to end the suit. A counter settlement offer has been received from the Plaintiffs’ attorney and the Company is evaluating its merits.

Item 6 – Exhibits and Reports on Form 8-K

         (a) Exhibits:

         Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Promissory Note, dated July 31, 2003, between Flotek Industries, Inc. and Oklahoma Facilities LLC. Reference Note 9 of the Notes to Consolidated Financial Statements.
10.2	Asset Purchase Agreement, dated August 1, 2003, between Flotek Industries, Inc. and Special Equipment Manufacturing, Inc. Reference Note 3 of the Notes to Consolidated Financial Statements.
10.3	Amendment to Asset Purchase Agreement, dated August 1, 2003, between Flotek Industries, Inc. and Special Equipment Manufacturing, Inc. Reference Note 3 of the Notes to Consolidated Financial Statements.
10.4	Change in Terms Agreement, dated August 25, 2003, between CESI Chemical and Stimulation Chemicals, LLC. Reference Note 11 of the Notes to Consolidated Financial Statements.
10.5	The revolving line of credit, totaling $2,250,948, dated September 30, 2003, between Flotek Industries, Inc. and Legacy Bank. Reference Note 9 of the Notes to Consolidated Financial Statements.
10.6	Term Loan Agreement, totaling $752,654.62, dated September 30, 2003, between Flotek Industries, Inc. and Legacy Bank. Reference Note 10 of the Notes to Consolidated Financial Statements.
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.
32	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

         (b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K:

Exhibit Number		Description of Exhibit

(i)	*	Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2003 reporting under Item 5 - Other Events, announced that the Company entered into a letter of intent with four companies to pursue possible acquisition. (This exhibit is incorporated by reference).

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003 /s/ Mark D. Kehnemund ————————————————— Mark D. Kehnemund Chief Operating Officer & Chief Financial Officer