Form 10KSB
period 2003-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2004-03-29
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.0001 par value
(Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      [ ]

Revenues for the Company’s 2003 fiscal year were $14,844,431.

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,991,253 on March 30, 2004 based upon the closing sale price of common stock on such date of $0.75 per share on the OTC Bulletin Board. As of March 30, 2004, the Registrant had 6,655,004 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portion’s of the Registrant’s Proxy Statement for its 2004 annual meeting of shareholders have been incorporated by reference into Part III of this form 10KSB.

Transitional Small Business Disclosure Format:      Yes [_]     No [x]

FLOTEK INDUSTRIES, INC.

TABLE OF CONTENTS

ii

CERTIFICATIONS
Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Exhibit 31.1
Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Exhibit 31.2
Certification of Periodic Report by Chief Executive Officer	Exhibit 32.1
Certification of Periodic Report by Chief Financial Officer	Exhibit 32.2

iii

PART I

Item 1.     Description of Business

Business

Flotek Industries, Inc. and subsidiaries (the “Company” or “Flotek”) was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, the shareholders of the Company approved a change in its corporate domicile to Delaware and a reverse stock split of 120 to 1. On October 31, 2001, the Company completed a reverse merger (“the Merger”) with Chemical & Equipment Specialties, Inc. (“CESI”). CESI is treated as the acquirer for accounting purposes. In connection with the Merger, the Company adopted a calendar year end, which had been the prior reporting basis of CESI. The business of Flotek prior to the Merger consisted of the Downhole Equipment segment, as described below. CESI’s business was comprised of the Specialty Chemical and Facility Construction and Management segments.

Flotek is headquartered in Houston, Texas and its common shares are traded on the OTC Bulletin Board market. Effective November 5, 2001, in connection with the Merger, the Company began trading with a new stock ticker symbol, “FLTK”, to reflect its change in status from a foreign-domiciled corporation to a Delaware corporation.

On June 27, 2003, we announced our intentions to divest the Equipment Specialties business unit located in Duncan Oklahoma. The sale of various assets of this business unit was finalized during the third quarter of 2003 to Special Equipment Manufacturing, Inc. (“SEM”). The proceeds from the sale were approximately $225,000 and the estimated loss on disposal was $1,157,000. The loss on disposal is recorded separately on the Consolidated Statement of Operations. The Equipment Specialties business unit is accounted for as a discontinued operation and therefore, the results of operations have been removed from results of continuing operations for all periods presented in this document.

Our reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently.

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

Specialty Chemicals

Stimulation of oil and gas wells is comprised of hydraulic fracturing of sandstone reservoirs and acidizing of carbonate reservoirs. In the Specialty Chemicals segment, we offer a full spectrum of cementing, acidizing and fracturing chemicals and fracturing additives and also market certain specialty production chemicals. We have a laboratory facility in Oklahoma which is used to design and test new chemical formulations and enhance existing products, often in partnership with our customers. The laboratory also provides quality assurance to our manufacturing operations and expert technical support to our customers on existing product lines. The customer base for this business unit is primarily oil and gas well pumping service companies, including both major and independent oilfield service companies. The segment manufactures, packages and warehouses its products in Oklahoma. Product distribution, outside of its main warehouse facility in Oklahoma, is outsourced to a third party. Sales are conducted from Oklahoma, Colorado and Texas. We also work through sales representatives and agents in Canada, Mexico, South America, the Middle East and Far East. Business in this segment is highly competitive. We distinguish ourselves through the strength of our innovative and proprietary products, dedication to product quality and superior customer service.

Facility Construction and Management

In this segment, we design, construct and manage automated bulk material handling and loading facilities for other oilfield service companies, either as the general contractor on projects or as consulting engineers. The customer base for this segment consists of one major independent oilfield service company which specializes in pressure pumping, cementing and stimulation services. Our client’s bulk facilities handle such oilfield products as sand and other proppant materials for well fracturing operations, as well as dry cement and additives for oil and gas well cementing and other supplies and materials used in oilfield operations.

Downhole Equipment

The Downhole Equipment segment manufactures and sells two primary product lines, the Petrovalve line of downhole pump valves, used in oil and gas production, and the Turbeco line of rigid body and integral joint centralizers used in cementing operations. Both product lines use patented and/or proprietary product designs to achieve greater efficiency and effectiveness than competing products.

The Petrovalve line of downhole pump valves was originally designed in the mid-1980‘s and has undergone significant improvements in recent years. The Petrovalve product line provides longer and more reliable downhole pump performance than the traditional ball and seat valves which are the predominant product in the industry. Additionally, our valves have been demonstrated to provide more efficient flow characteristics and can increase our customer’s production volumes in many circumstances. The new “Gas Breaker” technology allows us to provide a solution to gas lock problems often encountered on wells with lower flow rates or high gas ratios. We outsource manufacturing of most of the machined valve components, but assemble and perform final quality assurance on all valves in Houston.

Our Turbeco line of fixed rigid and integral joint centralizers is used in oil and gas well cementing programs to increase the effectiveness of such operations. Its primary products include the Cementing Turbulator, which Flotek acquired and began distributing in 1994. The main purpose of this tool is to assure the pipe is properly centered in the well bore and to improve placement of cement to obtain an effective bond with the formation. We were one of the first companies to distribute spiral-vane cementing turbulators. The Turbulator has gained widespread acceptance through its ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications.

New products that have been introduced in this segment are the Integral Pup Centralizer, the Integral Joint Bow Spring Centralizer, the Eccentric Turbulator (jointly patented with Marathon Oil), and the recently patented Turbo-lok Centralizer.

Our competition, in the Petrovalve product line, is comprised of rod pump manufacturers and pump maintenance and service shops using the industry standard API ball and seat product, as well as other proprietary valve products. In the cementing centralizer market we compete with both large, diversified oilfield service companies and smaller independent competitors. The market is very competitive and is expected to remain as such for the foreseeable future.

Our customers in the Downhole Equipment segment are primarily oil and gas exploration and production companies, including major oil companies, which own producing oil and gas wells and are involved in the drilling and cementing of oil wells. Our active customer base is distributed among major oil companies and smaller independent operators. Marketing of our products is primarily focused in the Gulf of Mexico and Mid-Continent regions of the US. However, we do have one major customer in Venezuela for our Petrovalve products and we are continuing to expand our sales both internationally and domestically.

Product Demand and Marketing

The demand for our products and services is generally correlated to the level of oil and gas drilling activity, both in the United States and internationally. Drilling activity, in turn, is generally dependent on the price levels of oil and gas. Certain of our products, particularly the Petrovalve line of downhole pump valves and some of our specialty chemicals, are more closely related to the production of oil and gas and demand for these products is less dependent on drilling activity.

We market our products primarily through direct sales to our customers by company managers and sales employees. We generally have established customer relationships which provide for repeat sales. As a result of the significant consolidation which has occurred in the industry over the past 16 years, our sales have tended to be concentrated in larger customer relationships. Five customers accounted for 53.8% of our consolidated revenues for the year ended December 31, 2003. All of these customers were also in the Specialty Chemicals segment of our business and they collectively accounted for 62.4% of the revenues in this segment.

Government Regulation, Operating Risks and Insurance

We are subject to federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries in which we do business. We have endeavored to fully comply with these requirements and are not aware of any material instances of noncompliance. However, these requirements are complex and assuring compliance is often difficult. The enforcement of these laws and regulations may become more stringent in the future and could have a material impact on our costs of operations. Non-compliance could also subject us to material liabilities, such as government fines, third-party lawsuits or even the suspension of operations.

Many of the products within our specialty chemicals segment are considered hazardous or flammable. The majority of such products are reasonably stable and generally require only ordinary care in handling and transportation. However, we do have risks in handling the materials in this segment and if a leak or spill occurs in connection with our operations, we could incur material costs, net of insurance, to remediate any resulting contamination.

In addition, our products are used for the exploration and production of oil and natural gas. Such operations are subject to hazards inherent in the oil and gas industry, such as fires, explosions, blowouts and oil spills. These hazards can cause personal injury or loss of life, damage to or destruction of property, equipment, environment, marine life and suspension of operations. Litigation arising from an occurrence at a location where our products or services are used or provided could, in the future, result in us being named as a defendant in lawsuits asserting potentially significant claims. We maintain insurance coverage that we believe to be reasonable and customary in the industry against these hazards.

We have a legal action pending. Reference is made to Item 3, Legal Proceedings, contained in this filing. No significant losses have been recognized as a result of this pending litigation.

Research and Development and Intellectual Property

We are actively involved in developing proprietary products to expand our existing product lines and in developing new technologies. We have followed a policy of seeking patent protection both within and outside the United States for products and methods that appear to have commercial significance and qualify for patent protection. The decision to seek patent protection considers whether such protection can be obtained on a cost-effective basis and is likely to be effective in protecting our commercial interests. We believe that our patents and trademarks, together with our trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect our intellectual property and provide for the continued operation of our business. However, our competitors may attempt to circumvent these patent protections or develop new technologies which compete with our products.

International Operations

Substantially all of our revenues and operations are currently derived and conducted, respectively, within the United States. However, we have been expanding our international sales efforts and we expect international sales to continue to increase. We have approximately $350,000 of consigned Petrovalve inventory warehoused in Miami, Florida, in anticipation of increased South American sales. We are utilizing a third party in Canada to blend and distribute Chemical products for customers in Canada. Otherwise, there are no current plans to locate any additional production operations or maintain any significant amounts of inventory outside the U.S. However, these plans are subject to change in the future based on management’s assessment of business opportunities in certain global markets.

One of our product lines, Petrovalve downhole pumps, is currently sold in markets in South America, particularly Venezuela. During 2003 we experienced difficulties in collecting accounts receivable from sales to Venezuela, via our agent, on a timely basis due to political instability and a work disruption by the national oil company -- PDVSA. At December 31, 2003, we reversed $1,227,000 of accounts receivable and the associated reserve for doubtful accounts of $878,000 and recorded the inventory as finished goods with a carrying value of $350,000. Based on forecasts by the end user, we anticipate the resale of this inventory beginning in the first half of 2004.

International sales involve additional business and credit risks inherent in doing business in countries with legal and political policies different from those in the United States. Those risks can include war, boycotts, legal and political changes and fluctuations in currency exchange rates.

Employees

As of December 31, 2003, we employed approximately 70 full-time employees. None of our employees are covered by collective bargaining agreements, and we believe that our relationship with our employees is satisfactory.

Risk Factors

We face various business risks specific to our industry, product lines, financial resources and competitive position, as well as general economic and financial risks. The following risk factors, among others, may cause our operating results and/or financial position to be adversely affected:

•	We are heavily dependent on the oil and gas industry, and activity levels in the industry are volatile.

•	Oil and gas prices are volatile and have a direct impact on the spending levels of our customers.

•	Severe weather conditions, for example, hurricanes, can have a direct impact on activity levels in the affected areas and oil and gas prices.

•	The oilfield service industry is highly competitive, and we must compete with many companies possessing greater financial resources and better established market positions.

•	The introduction of new products and technologies by competitors may adversely affect the demand for our products and services.

•	Our debt service obligations and cash required by operations may limit our ability to fund capital spending or provide for future growth.

•	Changes in political conditions, governmental regulations, economic and financial market conditions, unexpected litigation and other uncertainties may have an adverse effect on our operations.

Item 2.     Description of Properties

The following table sets forth certain information with respect to the Company’s principal properties:

Location	Facility Size (Sq. Feet)	Tenure	Utilization

Marlow, Oklahoma	15,500	Owned	Specialty Chemicals Blending
Mason, Texas	12,000	Owned	Manufacturing Downhole Equipment
Houston, Texas	9,000	Leased	Corporate Office and Warehouse
Lafayette, Louisiana	5,000	Leased	Warehouse for Downhole Equipment
Raceland, Louisiana	4,000	Owned	Transload for Oilfield Services Material
Alice, Texas	3,200	Leased	Warehouse for Downhole Equipment
Denver, Colorado	1,200	Leased	Specialty Chemicals Sales Office
Raceland, Louisiana	700	Leased	Administrative Offices

We consider our facilities to be in good condition and suitable for the conduct of our business. All of our owned facilities are subject to mortgages or security agreements as described in Note 10 of the Notes to Consolidated Financial Statements.

Item 3.     Legal Proceedings

Milam Tool Company and the Estate of Jack J. Milam vs. Flotek Industries, Inc., Turbeco, Inc. and Jerry D. Dumas, Sr., individually, C.A. No. H-02-1647 (Jury Demanded), in the United States District Court, Southern District of Texas, Houston Division.

On May 1, 2002, Milam Tool Company and the Estate of Jack J. Milam filed a complaint against Flotek Industries, Inc., Turbeco, Inc. and Jerry D. Dumas, Sr., individually, in the United States District Court for the Southern District of Texas, Houston Division. The Complaint asserts that the sale of TURBO-LOK turbulators, which are part of the Company’s Downhole Equipment segment, violates an agreement among parties and infringes a United States patent controlled by the Plaintiffs. Plaintiffs seek injunctive relief and unspecified damages. The Company has answered the complaint. On October 14, 2003, the Court entered a Memorandum and Order interpreting the claims of the patent and the settlement agreement. The Court adopted many of Flotek’s positions and ordered mediation within 45 days. Plaintiffs moved for reconsideration or leave to file an appeal and the Court then postponed the mediation deadline. While the Company strongly denies the assertions in the complaint and intends to continue to vigorously contest this matter. We believe the results of these legal actions will not have a material adverse effect on the Company’s consolidated financial position

On August 22, 2003 Dixie Iron Works, LTD. ( “Dixie”), a supplier to Equipment Specialties, Inc. (“ESI”) a wholly owned subsidiary of CESI, a Flotek Industries, Inc. affiliate, filed suit against Flotek Industries, Inc. seeking payment for goods and services delivered to ESI totaling $127,200. A portion of this liability, $53,000, has been assumed by SEM, in their purchase of the assets of ESI. ESI does not deny responsibility for the goods and services provided and has made a settlement offer to the plaintiff in an effort to end the suit. A counter offer was received by the Plaintiff’s attorney and ESI accepted the terms of the settlement offer on January 16, 2003. The terms require ESI to pay Dixie six installments of $13,109, or a total of $78,652, beginning February 15, 2004.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “FLTK”. The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices reported by the OTC Bulletin Board.

	High	Low
2003
Fourth quarter ended December 31, 2003	$1.30	$.55
Third quarter ended September 30, 2003	$1.30	$.60
Second quarter ended June 30, 2003	$1.30	$.55
First quarter ended March 31, 2003	$1.25	$.60

2002
Fourth quarter ended December 31, 2002	$3.00	$.51
Third quarter ended September 30, 2002	$2.75	$1.10
Second quarter ended June 30, 2002	$4.94	$1.92
First quarter ended March 31, 2002	$3.75	$1.35

As of March 30, 2004, the closing stock price, as quoted on the OTC Bulletin Board, was $0.75. As of March 30, 2004, there were 6,655,004 common shares outstanding held by approximately 141 holders of record and an estimated 4 beneficial holders.

Dividend Policy

The Company has never paid cash dividends on its common stock. The Company intends to retain future earnings, if any, to meet its working capital requirements and to finance the future operations of its business. Therefore, the Company does not plan to declare or pay cash dividends to holders of its common stock in the foreseeable future. In addition, certain of the Company’s credit agreements contain provisions that limit the Company’s ability to pay cash dividends on its common stock.

Recent Issuance of Unregistered Securities

During 2003, the Company issued 578,500 stock options with a market value of $349,600 at the date of grant. On April 3, 2003, a stock grant of 125,000 shares was awarded to Mr. Jerry D. Dumas, Sr., Chairman and CEO of the Company which resulted in $75,000 of compensation expense.

Also, during 2003, the Company issued 875,000 shares of its common stock in a private offering to “accredited investors” in exchange for $525,000 of subscription proceeds, which was paid by the tender to the Company of $525,000 of cash. Proceeds of $150,000 of the total $525,000 subscription proceeds were provided from two directors of the company, one of which is considered to be a principal shareholder of the company.

In January, 2004, the Company issued 133,334 of its common stock in a private offering to “accredited investors” in exchange for $100,000 of subscription proceeds, which was paid by the tender to the Company of $100,000 of cash.

The foregoing issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. The sales were made without general solicitation or advertising. Each purchaser was an “accredited investor” or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the sales were being acquired for investment.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding the Company’s equity securities that are authorized for issuance under individual non-qualified stock option compensation agreements:

Equity Compensation Agreement Information

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation agreements (excluding securities reflected in column (a)) (c)
Equity compensation agreements not
approved by security holders:
Individual stock compensation agreements	657,843	$1.54	--
Warrants	56,030	$13.13	--

Total	713,873	$2.45	--

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Flotek was established in 1985 and is currently traded on the OTC Bulletin Board market. On October 31, 2001, the Company completed the Merger with CESI. The Merger has been accounted for as a reverse acquisition using the purchase method of accounting. In the Merger, the shareholders of the acquired company, CESI, received the majority of the voting interests in the surviving consolidated company. Accordingly, CESI was deemed to be the acquiring company for financial reporting purposes. All of the assets and liabilities of Flotek were recorded at fair value on October 31, 2001, the date of the Merger.

CESI was incorporated on June 27, 2000 to acquire businesses in the specialty chemical and equipment manufacturing segments of the oilfield service industry. It had no revenues or operations prior to the acquisitions of Esses, Inc., Plainsman Technology, Inc., Neal’s Technology, Inc., and Padko International, Inc. in January 2001. It subsequently acquired Material Translogistics, Inc. (“MTI”) in June 2001. These five companies are referred to collectively as the “CESI Acquired Businesses”.

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

The oil and gas industry has continued to improve in 2003. Oil and gas commodity prices have remained strong and the U.S. rig count, as measured by Baker Hughes Incorporated, has continued to strengthen throughout the year. Having begun the year at 862 rigs, the count steadily increased to 1,126 active rigs by the end of 2003. This is a 31% year over year increase in rig count. This activity has been underpinned by demand for natural gas and record levels of injection required to refill storage. Natural gas and crude oil prices have remained strong throughout the year. The current 12-month strip for natural gas is $5.40/MCF, up from $4.95/MCF in the third quarter. Wellhead and futures prices are still strong with the 12-month strip at $32.31 compared to $28.67 in the third quarter. Our business will continue to benefit from these oil and gas commodity prices and the increase in drilling activity as we have experienced throughout 2003.

The following is a discussion of our results of operations for the last two years. This discussion should be read in conjunction with our consolidated financial statements and notes thereto that are included in Item 7, Financial Statements, of this filing.

The Company is also subject to various Risk Factors as discussed in Part 1, Item 1, description of business, of this filing, and the following discussion should be read in light of those factors, which could have a material effect on our business in the future.

Results of Operations

	For the Years Ended December 31,
	2003	2002
Revenues	$14,844,431	$11,341,012
Cost of revenues	9,264,091	7,128,680

Gross margin	5,580,340	4,212,332

Gross margin %	37.6%	37.1%
Selling, general and administrative	4,788,749	5,595,600
Goodwill impairment	5,120,633	600,000
Depreciation and amortization	713,531	518,003
Research and development	46,654	111,674

Total expenses	10,669,567	6,825,277

Operating loss	(5,089,227)	(2,612,945)

Operating loss %	(34.3)%	(23.0)%
Interest expense	(618,438)	(504,200)
Interest income	--	245
Other, net	26,985	(566)

Other income (expense), net	(591,453)	(504,521)

Loss from continuing operations	$(5,680,680)	$(3,117,466)

Loss %	(38.3)%	(27.5)%

Total revenues increased $3,503,418 or 31.0% in 2003 compared to 2002. As discussed under Results by Segment, the Specialty Chemicals segment produced the majority of this revenue increase between years. The Facility Construction and Management segment, which now excludes the discontinued operating results for ESI reported slightly lower revenues in 2003, while the Downhole Equipment segment had an increase in revenues for 2003 compared to 2002 due to the Turbeco line of casing centralizers. The increase in revenues for Specialty Chemicals and Turbeco is attributable to the increased exploration and production activity for oil and gas as evidenced by a 31% increase in the average daily rig count in the U.S. in 2003 compared to 2002. All three segments are heavily dependent on the global oil and gas market, except the Petrovalve line of downhole pump components, which is primarily dependent on international oil and gas production activity.

On an aggregate basis, the gross margin as a percentage of revenues increased 0.5% from 37.1% in 2002 to 37.6% in 2003. The majority of the gross margin percentage increase is attributable to improved margins for our Downhole Equipment Segment, specifically Turbeco. See Results by Segment for a discussion of the gross margin on a segment by segment basis, as the margin varies significantly between operating segments and can vary significantly from period to period.

Goodwill impairment costs were $5,120,633 in 2003 compared to $600,000 in 2002. These impairment costs are attributable to the Petrovalve reporting unit which fully offsets all goodwill for this reporting unit as of December 31, 2003.

SG&A represents the costs of selling and general and administrative expenses not directly attributable to products sold or services rendered. SG&A costs decreased between years on significantly higher revenue. This decrease was primarily due to the allowance for doubtful accounts of $31,102 in 2003 compared to $900,067 in 2002. In the fourth quarter of 2002 the Company recorded an $878,000 allowance for doubtful accounts associated with a $1,227,000 accounts receivable from a customer in Venezuela. SG&A costs were 32.3% of revenues in 2003 and 49.3% of revenues in 2002, resulting in a 17.0% reduction from 2002 to 2003. Significant emphasis and effort has been placed on reducing SG&A costs across the organization. Further reduction of SG&A is possible with respect to legal fees, once the patent litigation suit, as described in Part I, Item 3, is settled. Depreciation and amortization expense increased $195,528 or 37.7% in 2003 compared to 2002. The majority of this increase is due to a full year of depreciation in 2003 on the approximate $1,200,000 of capital improvement at the MTI Raceland transload facility versus only four months of depreciation in 2002. Our other business units also experienced increases in depreciation associated with capital expenditures placed in service in 2003.

Interest expense increased $114,238 or 22.7% in 2003 compared to 2002 due to higher average debt balances and higher interest rates. The average amount of outstanding debt under the Company’s credit agreements and related party debt was higher in 2003 due to the refinancing of the construction loan for the bulk material transload facility in Raceland, Louisiana, the financing of capital expenditures and the Company’s increased working capital needs during 2003. In addition, the revolving line of credit with our primary bank was reduced, with $753,000 converted into long-term debt. Both the revolving line and the term loan interest rates were increased 3.0%, from prime plus 1.25% to prime plus 4.25%. The majority of the Company’s indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Results by Segment

Specialty Chemicals

	For the Years Ended December 31,
	2003	2002
Revenues	$10,249,738	$6,845,403
Gross margin	$3,376,848	$2,260,472
Gross margin %	33.0%	33.0%
Operating income	$1,716,431	$854,165
Operating margin %	16.7%	12.5%

Specialty Chemical revenues increased $3,404,335 or 49.7% in 2003 compared to 2002. Sales in this segment are significantly influenced by drilling and well stimulation activity, and this increase is primarily attributable to a 31% increase in drilling activity in 2003 compared to 2002, as well as market penetration in the U.S., Canada and Mexico. This segment has increased its customer base 44% in 2003. Revenues related to our environmental friendly chemicals in the U.S. have grown from $303,302 in 2002 to $1,197,551 in 2003, a 295% increase.

The gross margin in this segment was 33.0% for both 2003 and 2002. Increased sales of higher margin products and selected product price increases in 2003 offset higher product costs from product purchase premiums associated with a related party procurement arrangement. Due to cash constraints, CESI entered into an agreement with a related company for the purchase of raw materials of $500,000 under deferred payment terms and a percentage markup over the suppliers cost. This added cost impacted gross margins 1.0% for 2003. This purchase arrangement was terminated in the third quarter of 2003, thus eliminating any future impact on gross margins.

Operating income increased $862,266 or 100.9%, in 2003 compared to 2002, primarily as a result of a significant increase in revenues and gross margins year over year. In addition, operating income margin percentage increased from 12.5% of revenues in 2002 to 16.7% in 2003. This is a significant increase and reflects this segment’s operating margin leverage from revenue growth. SG&A and other costs of operations decreased to 12.9% of revenue for 2003 as compared to 15.1% for 2002.

Facility Construction and Management

	For the Years Ended December 31,
	2003	2002
Revenues	$1,669,612	$1,801,439
Gross margin	$754,759	$763,960
Gross margin %	45.2%	42.4%
Operating income	$106,095	$14,851
Operating margin %	6.4%	0.1%

The Equipment Specialties reporting unit, which designed, manufactured and rebuilt specialized cementing and stimulation equipment, including heavy vehicles used for pressure pumping, blending and bulk material transport was discontinued and the assets were sold in the third quarter of 2003. The remaining operations in this segment consist of the Material Translogistics, Inc. (“MTI”) reporting unit which designs, constructs and manages automated bulk material handling and loading facilities for oilfield service companies. Our business in this segment has principally revolved around one customer with plans to diversify the customer base for the segment in the 2004. The segment comparative financial information above relates only to the MTI reporting unit.

Facility Construction and Management revenues decreased 7.3% between reporting periods due to a decrease in bulk material handling facility construction revenues. Contract awards for bulk material handling facilities have declined significantly over the past eighteen months due to a lack of customer capital spending and working capital limitations at Flotek Industries, Inc. Working capital limitations shifted some customer projects to a project management basis versus lump sum contract which reduced revenue and gross margins. Revenues for the material transload facility at Raceland, Louisiana were $409,827 or 69.1% higher in 2003 compared to 2002. The facility operated the entire year in 2003 compared to only six months of operation in 2002.

Gross margin percentage increased from 42.4% of revenues in 2002 to 45.2% in 2003. This improvement was essentially due to product mix. Gross margin contributed by the material transload facility at Raceland, Louisiana was 53.8% higher than margins contributed by the bulk material facility design and construction portion of this segment. Gross margin for the bulk material design and construction portion actually declined between 2003 compared to 2002 due to a $541,654 decrease in revenues related to lower margin construction projects due to cash flow constraints.

Operating income increased $91,244 in 2003 compared to 2002. This significant improvement came from the bulk material facility design and construction operation which increased its operating income between reporting periods $113,594. This increase was due to reduction of SG&A costs as a result of reduced business.

The Raceland transload facility operating income was essentially flat between years even though the facility operated six more months in 2003 compared to 2002 due to higher SG&A costs and a full year of facility depreciation offsetting a higher gross margin.

Downhole Equipment

	For the Years Ended December 31,
	2003	2002
Revenues	$2,925,081	$2,694,171
Gross margin	$1,448,733	$1,187,901
Gross margin %	49.5%	44.1%
Operating income (loss)	$(5,153,253)	$(1,687,606)
Operating margin %	(176.2)%	(62.6)%

Downhole Equipment revenues increased $230,910 or 8.6% in 2003 compared to 2002. This increase is due to increased sales for the Turbeco line of casing centralizers. The Petrovalve line of downhole pump component sales decreased $1,300,000 in 2003 compared to 2002. We had insignificant sales to our customer in Venezuela in 2003 compared to sales of $1,227,000 in 2002. Sales to our Venezuela customer, PDVSA, ceased after April 2002 due to political unrest in that country. In addition, the customer did not take delivery of these products sold in 2002 from our agent. At December 31, 2003, we reversed the $1,227,000 of accounts receivable and the associated reserve for doubtful accounts, for $878,000, and recorded the inventory as finished goods with a carrying value of $350,000. The purchase liability of $1,227,000 to our agent associated with the reversed sale has not been canceled. Based on forecasts by the end user we anticipate the resale of this inventory beginning in the first half of 2004.

Turbeco’s revenues have increased dramatically due to the 31% increase in drilling activity in the US during 2003 compared to 2002. Turbeco has also penetrated the market by expanding its customer base 59%.

Gross margin percentage increased from 44.1% of revenues in 2002 to 49.5% in 2003. This increase is due to the Turbeco line of casing centralizers. This reporting unit has contributed 98.0% of the gross margin for this reporting segment in 2003 compared to 31.7% in 2002 at significantly improved margins over 2002. This margin improvement is due to better pricing for the product, increased volume and the sale of previously reserved excess and obsolete inventory. The Petrovalve line of downhole pump components did not contribute significantly to the operating results for this segment in 2003 due to a lack of large sales to international customers. We anticipate that international and U.S. sales activity for Petrovalve will increase and gross margins will improve for 2004.

Operating loss increased to ($5,153,253) in 2003 compared to a loss of ($1,687,606) in 2002. This was primarily due to the goodwill impairment loss for Petrovalve of $5,120,633 recorded in 2003 compared to $600,000 of impairment recorded for Petrovalve in 2002. As of December 31, 2003 all Petrovalve goodwill has been impaired and fully offset from the balance sheet. The Turbeco reporting unit does not have any recorded goodwill.

SG&A expenses decreased $830,791 or 38.1% for this segment, between periods, due to the non repeating allowance for doubtful accounts for $878,000 recorded in 2002 as a result of the inability to collect the $1,227,000 receivable from our agent in Venezuela..

Capital Resources and Liquidity

During 2003, the Company produced a loss from continuing operations of ($5,680,680) and had positive cash flow from continuing operations of $1,048,924. The loss from continuing operations is the result of goodwill impairment, higher depreciation, an operating loss for the Petrovalve line of downhole pump valves and higher interest costs during 2003 compared to 2002. All segments showed improvements in operating income this year versus 2002, excluding the goodwill impairment of $5,120,633 for the Petrovalve reporting unit. The positive cash flow from continuing operations is a result of minimal working capital requirements to grow operations in 2003 primarily for the Specialty Chemical segment and the Turbeco reporting unit which is part of the Downhole Equipment segment.

As of December 31, 2003, net working capital was a negative ($5,248,186) resulting in a current ratio of .43 to 1. Accounts receivable have decreased slightly due to the net $350,000 reversal of Petrovalve accounts receivable associated with prior sales to Venezuela, which was almost entirely offset by higher sales activity for the Turbeco reporting unit. In addition, amounts due to related parties have increased $480,259 during 2003 primarily due to an agreement between CESI Chemical (“CESI”), a Flotek Industries, Inc. company, and Stimulation Chemicals, LLC (“SCL”), owned by two directors as well as principal stockholders of the Company, for the purchase of various raw materials from CESI chemical suppliers under deferred payment terms.

Cash and cash equivalents are $0.00 at December 31, 2003, an amount considered insufficient for continuing operations. As discussed in Notes 10, 11 and 14 of the Notes to Consolidated Financial Statements, several short-term financing arrangements have been made to fund the Company’s working capital requirements.

The Company completed the sale of assets of its Equipment Specialties (“ESI”) business unit to SEM for approximately $225,000 in 2003. The proceeds from the ESI sale were cash of $60,000, assumption of various liabilities totaling $88,425 associated with work-in-process inventory assumed by SEM and three installment payments totaling $76,575 payable monthly beginning September 30, 2003. ESI owed Oklahoma Facilities, LLC (“Facilities”) $74,500 of past due rent. This amount plus the $10,000 of rent due for August 2003 was settled by ESI to Facilities by assigning the three installments mentioned above to Facilities and paying the balance in cash. The $60,000 cash was used to pay down a note payable to the bank to secure release of lien for assets sold to SEM.

In addition, as a result of this asset sale and business transfer to SEM, effective August 1, 2003, ESI assigned its remaining lease obligation with Facilities to SEM, thus eliminating any future liability for the capital lease obligation. To effect this assignment, the Company agreed to pay Facilities an additional $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in 6 equal installments beginning November 15, 2003. As of December 31, 2003, Facilities is owed $30,333 in delinquent payments for this obligation which has not been paid as of this filing. In addition, ESI assigned its U.S. and foreign rights to the pending Mobile Blending Apparatus patent to SEM.

Sales to PDVSA virtually ceased after April 2002, due to political unrest in that country. In addition, the customer did not take delivery of Petrovalve downhole pump products from our agent. At December 31, 2003, we reversed the $1,227,000 of accounts receivable, associated with sales recorded in the first half of 2002, and the associated reserve for doubtful accounts, for $878,000, and recorded the inventory as finished goods. Based on forecasts by the end user we anticipate the resale of this inventory beginning in the first half of 2004.

Accounts payable and accrued expenses increased $1,028,340 during 2003. This increase is primarily due to increased payables associated with litigation, increased trade payables from a higher level of business activity and accrued liabilities associated with the discontinued operations of the ESI business unit.

A 125,000 share stock grant was awarded to Mr. Jerry D. Dumas, Sr., Chairman and CEO of the Company on April 3, 2003, resulting in $75,000 of compensation expense.

During 2003, the Company issued 875,000 shares of its common stock in a private offering to “accredited investors” in exchange for $525,000 of subscription proceeds, which was paid by the tender to the Company of $525,000 in cash. Proceeds of $150,000 of the total $525,000 subscription proceeds were provided from two directors of the company, one of which is considered to be a principal shareholder of the company.

In January, 2004, the Company issued 133,334 of its common stock in a private offering to “accredited investors” in exchange for $100,000 of subscription proceeds, which was paid by the tender to the Company of $100,000 of cash.

The Company borrowed $359,001 in 2003 under its line of credit arrangements, including an approximate $200,000 refinance of the construction loan for the MTI transload facility in Raceland, Louisiana. As of December 31, 2003, the Company had not paid principal and interest payments associated with the construction loan in the amount of $16,369 but was subsequently paid in January 2004.

On February 24, 2003, the Company entered into a forbearance agreement with two stockholders of acquired businesses extending $100,000 each of principal payments due, under the original promissory notes, on January 22, 2003 until June 30, 2003 and September 30, 2003. On February 24, 2003 and again on July 28, 2003, the forbearance agreements were modified to defer the $100,000 payment due June 30, 2003 to on or before December 31, 2003 and the $100,000 payment due September 30, 2003 to January 22, 2004, with no interest penalty. The interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed and in addition, interest will default to a rate of 12% per annum, until past due amounts are paid.

On December 31, 2003, the July 28, 2003 forbearance agreements were modified to defer the $100,000 payment due on or before December 31, 2003, and the $100,000 payment due January 22, 2004, to June 30, 2004, with no interest penalty. All other due dates for payments set forth in the Promissory Notes are extended one (1) year from the original due date specified in the Promissory Notes.

On September 30, 2003, the Company’s primary lending institution restructured the revolving lines of credit secured by accounts receivable and inventory (“the borrowing base”). The revolving lines were reduced from a maximum borrowing of $3,023,201 to $2,250,948 to align this debt with the Company’s reduced borrowing base. The borrowing base has declined during 2003 due to the sale of assets associated with the discontinued operations of ESI. In addition, the term of the revolving line was extended 11 months to August 30, 2004. As of December 31, 2003, the company had not paid interest due on the revolving line of credit in the amount of $15,475. This interest was subsequently paid in January 2004.

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. The note was amended as of July 31, 2003. The majority of the note is secured by an account receivable from our agent in Venezuela. This invoice has been reversed from trade accounts receivable as of December 31, 2003; however, the purchase liability of $1,277,000 to our agent associated with the reversed sale has not been cancelled. The note requires that interest in arrears of $26,000 as of July 31, 2003, be paid as of September 1, 2003, and that interest only payments be made monthly thereafter. The note is due upon the earlier of collection of the account receivable or August 1, 2004. As of December 31, 2003, the Company was delinquent in interest payments to Facilities in the amount of $10,222. Delinquent payments now total $17,040 as of this filing. The Company has not been notified of default by Facilities. The unpaid balance at December 31, 2003 is recorded in trade payables.

The Company made principal payments of $745,937 during 2003. The Company has estimated minimum debt service payments in 2004 of $5,659,696. This includes minimum principal payments on Related Party indebtedness, Notes Payable and Long-Term Debt as discussed in Notes 10, 11 and 14 of the Notes to Consolidated Financial Statements.

Capital expenditures in 2003 totaled $575,260 of which approximately $89,000 was financed through various capital lease arrangements. These expenditures were primarily for additional improvements at the MTI transload facility in Raceland, Louisiana, and the purchase of a new financial software package and related hardware at a cost of $357,000. Capital expenditures budgeted for 2004 are approximately $470,000.

The Company believes its continuing operations are capable of generating cash flow to meet most of its debt service obligations under current market conditions. However, if a market downturn occurred it would be very difficult to meet debt service obligations without increased sales. While the market we serve continues to steadily improve, as well as our overall cash flow position, sufficient cash flow to grow the business is not readily available without the sale of debt or equity securities. The Company has sustained accumulated operating losses since inception, has used substantial amounts of working capital and has a significant debt load; consequently, there is substantial doubt about the Company’s ability to continue as a going concern. In addition, there can be no assurance that the Company can raise additional capital through the sale of debt or equity.

It is uncertain that we will be able to grow our business to the projected 2004 plan levels and/or obtain additional equity or debt financing. Accordingly, investors are advised that the Company faces significant financial risks in the near future as we attempt to meet these challenges.

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,”“plan,” “intend,” “project,” “forecast,”“could” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company’s financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic and political conditions, prices of, and the demand for crude oil and natural gas, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors identified herein.

Item 7.     Financial Statements

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Flotek Industries Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying Consolidated Balance Sheets of Flotek Industries Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Flotek Industries Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company has incurred accumulated operating losses and has a working capital deficit from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINSTEIN SPIRA & COMPANY, P.C.
Houston, Texas
March 18, 2004

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	For the Years Ended December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$--	$--
Accounts receivable, less allowance of $31,102 and $900,067
as of December 31, 2003 and 2002, respectively	1,977,926	2,034,381
Inventories, net	1,905,070	1,553,230
Other current assets	113,326	198,055
Assets held for sale from discontinued operations	--	1,958,610

Total current assets	3,996,322	5,744,276

Property, plant and equipment, net	2,644,860	2,692,059
Goodwill, net	7,145,713	12,266,346
Patents and other intangible assets, net	183,443	237,421

Total assets	$13,970,338	$20,940,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$3,482,325	$3,532,924
Current portion of long-term debt	1,596,221	977,695
Accounts payable	2,961,805	2,464,499
Accrued liabilities	623,006	91,971
Amounts due to related parties	581,151	100,892
Liabilities associated with discontinued operations	--	1,388,261

Total current liabilities	9,244,508	8,556,242

Long-term debt	2,165,726	3,039,649
Stockholders' equity:
Preferred stock, $.0001 par value, 100,000 shares authorized, no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized, 6,521,670 and 5,521,670
shares issued and outstanding for 2003 and 2002, respectively	652	552
Additional paid-in capital	16,973,056	16,373,156
Accumulated deficit	(14,413,604)	(7,029,497)

Total stockholders' equity	2,560,104	9,344,211

Total liabilities and stockholders' equity	$13,970,338	$20,940,102

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002
Revenues	$14,844,431	$11,341,012
Cost of sales	9,264,091	7,128,680

Gross margin	5,580,340	4,212,332
Expenses:
Selling, general and administrative	4,788,749	5,595,600
Goodwill impairment	5,120,633	600,000
Depreciation and amortization	713,531	518,003
Research and development	46,654	111,674

Total expenses	10,669,567	6,825,277

Loss from operations	(5,089,227)	(2,612,945)
Other income (expense):
Interest expense	(618,438)	(504,200)
Other income (expense), net	26,985	(321)

Total other income (expense)	(591,453)	(504,521)

Loss from continuing operations	(5,680,680)	(3,117,466)
Loss from discontinued operations	(545,592)	(1,892,621)
Loss on disposal of discontinued operations	(1,157,835)	--
Cumulative effect of change in accounting principle --
discontinued operations	--	(452,745)

Net loss	$(7,384,107)	$(5,462,832)

Basic and diluted loss per common share from:
Continuing operations	$(0.95)	$(0.63)
Discontinued operations	(0.09)	(0.38)
Disposal of discontinued operations	(0.19)	--
Cumulative effect of change in accounting principle --
discontinued operations	--	(0.09)

Basic and diluted loss per common share	$(1.23)	$(1.10)

Weighted average common shares outstanding	5,976,237	4,967,658

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulatd Deficit	Total

Balance at December 31, 2001	4,850,696	485	15,572,886	(1,566,665)	14,006,706
Common stock issued in acquisitions	60,116	6	189,460	--	189,466
Common stock issued for cash	610,858	61	610,810	--	610,871
Net loss	--	--	--	(5,462,832)	(5,462,832)

Balance at December 31, 2002	5,521,670	552	16,373,156	(7,029,497)	9,344,211

Common stock issued for compensation	125,000	12	74,988	--	75,000
Common stock issued for cash	875,000	88	524,912	--	525,000
Net loss	--	--	--	(7,384,107)	(7,384,107)

Balance at December 31, 2003	6,521,670	652	16,973,056	(14,413,604)	2,560,104

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(5,680,680)	$(3,117,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	713,531	518,003
Goodwill impairment	5,120,633	600,000
Stock compensation expense	75,000	--
Bad debt expense	12,943	878,000
Loss on sale of fixed assets	2,756	15,579
(Increase) decrease in working capital:
Accounts receivable	43,512	(691,563)
Inventories and work in progress	(351,840)	578,533
Other current assets	84,729	(98,773)
Accounts payable and accrued liabilities	1,028,340	(363,382)

Net cash provided by (used in) continuing operations	1,048,924	(1,681,069)
Net cash used in discontinued operations	(1,086,181)	(444,813)
Net cash used in operating activities	(37,257)	(2,125,882)
Cash flows from investing activities:
Acquisition of subsidiaries, net	--	(122,250)
Proceeds from sale of assets	8,924	111,312
Capital expenditures	(575,260)	(1,313,709)

Net cash used in investing activities from continuing operations	(566,337)	(1,324,647)
Net cash used in investing activities from discontinued operations	--	(159,812)
Net cash used in investing activities	(566,337)	(1,484,459)
Cash flows from financing activities:
Issuance of stock for cash	525,000	610,871
Proceeds from borrowings	359,001	3,035,055
Repayments of indebtedness	(664,997)	(902,433)
Payments to related parties	(80,940)	(88,060)
Proceeds from related parties	561,199	144,808

Net cash provided by financing activities from continuing operations	699,263	2,800,241
Net cash provided by (used in) financing activities from discontinued operations	(95,670)	569,662
Net cash provided by financing activities	603,593	3,369,903
Net decrease in cash and cash equivalents	--	(240,438)
Cash and cash equivalents at beginning of period	--	240,438

Cash and cash equivalents at end of period	$--	$--

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2003	2002
Supplemental schedule of noncash investing and financing activities:
Capital expenditures incurred but not paid at year end	$38,118	$32,000
Acquisition of subsidiaries:
Assets (liabilities) acquired:
Patents and other intangibles	$--	$104,466
Goodwill	--	207,250

	--	311,716
Common stock issued	--	(189,466)

Net cash paid to sellers	$--	$122,250

Supplemental disclosures of cash flow information:
Cash paid for interest	$564,165	$639,918

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Summary of Significant Accounting Policies

Flotek Industries, Inc. and subsidiaries (the “Company” or “Flotek”) was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, the Company moved its corporate domicile to Delaware and completed a reverse stock split of 120 to 1. On October 31, 2001, the Company completed a merger (“the Merger”) with Chemical & Equipment Specialties, Inc. (“CESI”). The Merger has been accounted for as a reverse acquisition using the purchase method of accounting. In the Merger, the shareholders of the acquired company, CESI, received the majority of the voting interests in the surviving consolidated company. Accordingly, CESI was deemed to be the acquiring company for financial reporting purposes.

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

The Facility Construction and Management segment, except for the bulk material transload operation, recognizes revenues from manufacturing and construction contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenues earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. Bulk material transload revenue is recognized as services are performed for the customer.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories and Work in Progress

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the weighted average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis.

Property and Equipment

Property and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation is provided at rates considered sufficient to amortize the cost of the assets using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	20 years
Machinery and equipment	5-8 years
Furniture and fixture	5 years
Transportation equipment	3 years
Computer equipment	3 years

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

Goodwill and Other intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. This statement addresses accounting and reporting for acquired goodwill and intangible assets. In the third quarter of 2002 the Company completed its initial assessment of goodwill impairment as required under SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142, the Company determined, with the assistance of an independent appraiser, that the carrying value of goodwill and related assets of the Equipment Specialties, Inc. (“ESI”) reporting unit, exceeded its fair value. As of January 1, 2002, there was approximately $1,300,000 of goodwill attributable to the Equipment Manufacturing segment which consisted of two reporting units, ESI and Material Translogistics, Inc. (“MTI”). As a result, the Company recognized a charge to income of $452,745 ($.09 loss per share) for the ESI reporting unit which represents all of this unit’s goodwill. Our test concluded there was no impairment for MTI. The goodwill impairment is reflected as the cumulative effect of change in accounting principle during the first quarter of 2002. As of the end of each period presented, all of the Company’s other intangible assets had definitive lives and were being amortized accordingly.

Our impairment testing for all reporting segments will be performed during the fourth quarter of the year.

Income Taxes

Income taxes are computed under the liability method based upon rates prevailing at the end of the period. The Company provides deferred income tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities. These deferred assets and liabilities are based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts which are more likely than not to be realized.

Loss Per Share

Loss per common share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding. Dilutive loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding. The potentially dilutive securities for the twelve months ended December 31, 2003 were not included in the computation of diluted earnings per share, since to do so would have been antidilutive to our net loss position.

Stock-Based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. The Company provides supplemental disclosure of the effect or net income and earnings per share as if the provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure” had been applied in measuring compensation expense.

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained accumulated operating losses since inception, significantly depleting stockholder’s equity. In addition, the Company has used substantial amounts of working capital in its operations and has a significant debt load. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

Management believes that actions taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management has taken the following steps to revise its operating and financial requirements and provide the Company with adequate working capital:

•	The Company believes that revenues and income will increase in fiscal 2004 compared to 2003. The Company is aggressively marketing its Specialty Chemical product line to Canada, Mexico and Russia, with firm orders being placed for product. In addition, environmental chemical sales are continuing to increase month-to-month and are being aggressively marketed in the U.S. and Canada. The Turbeco line of casing centralizers is expanding its business via market penetration and introduction of new products such as the Integral Joint Bow Spring Centralizer.

•	Discontinued operations for Equipment Specialties, Inc., which was sold in July 2003, has eliminated operating losses totaling $545,592 in 2003 from this business unit and significantly reduced cash requirements on a go forward basis. Operating, investing and financing cash used in discontinued operations totaled $1,181,851 in 2003. The elimination of the cash flow loss from discontinued operations in 2004 will enable the Company to have more working capital to grow the remaining business units. In addition, the Company was able to transfer the long-term capital lease associated with the Equipment Specialties, Inc. facility to a third party, which removed this long-term obligation from the Company’s balance sheet.

•	Management continues to actively seek potential profitable acquisition or merger candidates in our core business to either decrease costs of providing products or add new products and customer base to diversify the Company’s market.

•	Management is committed to seeking revolving and long-term debt financing at more attractive terms.

•	Management intends to sell non-core assets and use proceeds to support growth in the other business units.

•	Petrovalve will be actively marketed in the U.S. based on outstanding performance of the valve in client test wells during 2003. We have assigned a North America Manager to assess the U.S. market and develop, if market analysis warrants, a profitable customer base.

Note 3 – Discontinued Operations

On June 27, 2003, the Company announced its intentions to divest its Equipment Specialties, Inc. (“ESI”) business unit located in Duncan Oklahoma. The Company finalized the sale of various assets of this business unit during the third quarter of 2003 to Special Equipment Manufacturing, Inc. (“SEM”). The proceeds from the sale were approximately $225,000 and the loss on disposal is $1,157,000. The loss on disposal is recorded separately on the Consolidated Statements of Operations. The proceeds from sale were cash of $60,000, assumption of various liabilities totaling $88,425, associated with work-in-process inventory assumed by SEM, and three installment payments totaling $76,575 payable monthly starting September 30, 2003. ESI owed Oklahoma Facilities, LLC (“Facilities”) $74,500 of past due rent. This amount plus the $10,000 of rent due for August 2003 was settled by ESI to Facilities by assigning the three installments mentioned above to Facilities and paying the balance in cash. The $60,000 cash was used to pay down a note payable to the bank to secure release of lien for assets sold to SEM.

Effective August 1, 2003, ESI assigned its remaining lease obligation with Facilities to SEM, thus eliminating any future liability for this capital lease obligation. To effect this assignment, the Company agreed to pay Facilities an additional $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in six equal installments beginning November 15, 2003. As of December 31, 2003, Facilities is owed $61,700 in payments for this obligation, which is recorded in accrued liabilities. In addition, ESI assigned its U.S. and foreign rights to the pending Mobile Blending Apparatus patent to SEM.

The ESI business unit is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from the company’s results of continuing operations for all periods presented in this document.

The ESI business unit was part of the Equipment Manufacturing segment, which has now been renamed “Facility Construction and Management”. The results of the ESI business unit have also been excluded from Part II, Financial Statements.

Summarized selected financial information for the discontinued operations is as follows:

	For the Years Ended December 31,
	2003	2002
Revenues	$1,518,850	$919,491
Loss from discontinued operations	(545,592)	(1,892,621)
Loss on disposal of discontinued operations	(1,157,835)	--
Cumulative effect of change in accounting principle	--	(452,745)

Net loss from discontinued operations	$(1,703,427)	$(2,345,366)

The major asset and liability categories are as follows:

	As of December 31,
	2003	2002
Assets held for sale:
Inventory	$--	$264,487
Property, plant and equipment	--	1,694,123

Total assets held for sale	$--	$1,958,610

Liabilities - discontinued operations:
Capital lease obligation	$--	$264,487
Accounts payable	--	--

Liabilities associated with discontinued operations	$--	$1,388,261

Note 4 – Acquisitions

In January 2002, the Company issued 26,116 shares of common stock valued at $82,309 to the former stockholders of Material Translogistics, Inc. (“MTI”). Under the original acquisition agreement, which had an effective date of June 29, 2001, the stockholders of MTI could receive up to 52,232 additional shares of common stock, contingent upon the execution of two future contracts. One of these contracts became effective in January 2002 and the shares issued above relate to that contract. The other contract will not be executed due to the resignation of the original stockholder as an employee of MTI.

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

Note 5 – Stock Settlement

In early 2002, the Company became aware of an accounting issue regarding the application of the percentage of completion accounting method in one of the subsidiaries of CESI prior to the merger of Flotek and CESI (the “Merger”), during the time CESI was a private company. Further review resulted in adjustments to the financial statements to reflect a proper application of the percentage of completion accounting method. These adjusted financial statements differed materially from the ones provided to the Company by CESI prior to the Merger. After discussions with representatives of CESI, certain former stockholders of CESI agreed to surrender 180,000 of the common shares which were received by them pursuant to the Merger. On July 19, 2002, these shares were redistributed for the benefit of the stockholders of Flotek Industries, Inc. other than former CESI stockholders. This was accomplished by declaring a stock dividend to all stockholders and securing the agreement of all former CESI stockholders to waive their beneficial interest in the stock dividend. The stock dividend was also waived by all other stockholders who received shares subsequent to the Merger. The net effect of these transactions was to distribute 180,000 shares to the stockholders of Flotek. Accordingly, with the cancellation of the 180,000 shares surrendered by certain CESI stockholders, there was no net change in the outstanding shares of the Company as a result of this settlement.

Note 6 – Accounts Receivable

Prior to December 31, 2003, the Company had approximately $1,227,000 of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. As a result of political instability and work disruptions in the country, these amounts were not paid within the customary payment terms for this customer. The ultimate customer for these goods is PDVSA, the national oil company of Venezuela. The customer holds a contract to deliver over $5 million of our proprietary products to PDVSA through December 2004. However, PDVSA delayed acceptance of the majority of the goods shipped due to the political unrest and oil and gas industry work curtailment in Venezuela. Our product is used in pumping wells and there has been more emphasis on free flowing wells since the strike curtailing the need for our product. Since products with a sales price of $1,227,000 have not been shipped to the end customer (PDVSA) as of December 31, 2003, we reversed the $1,227,000 of accounts receivable and associated $878,000 reserve for doubtful accounts. The inventory has been recorded as finished goods inventory and is on consignment to our agent. The inventory is available for sale to other customers, but we believe that the product will eventually be shipped to PDVSA based on their tool forecast for 2004. In December 2003, we shipped tools and recorded revenue in the amount of $88,000 from non-consigned inventory. This is the first sale of Petrovalve products to Venezuela since April 2002.

Note 7 – Inventories and Work in Progress

The components of inventories and work in progress at December 31, 2003 and 2002 were as follows:

	For the Years Ended December 31,
	2003	2002
Raw materials	$363,409	$409,806
Finished goods	2,033,015	1,534,387
Work in progress	--	91,100

Total inventory and work in progress	2,396,424	2,035,293

Inventory obsolescence reserve	(491,354)	(482,063)

Inventories and work in progress, net	$1,905,070	$1,553,230

Finished goods inventory increase is due in part to the Specialty Chemicals and Petrovalve business units. Petrovalve honored a supplier commitment dating to mid-2002 with delivery of the inventory taken in July 2003 in anticipation of continued orders from its customers based in Venezuela and Oman. Included in finished goods inventory as of December 31, 2003 is approximately $350,000 in carrying value of Petrovalve downhole pump valves which were previously sold to PDVSA in the first quarter of 2002. See Note 6 of the Notes to Consolidated Financial Statements.

Note 8 – Property, Plant and Equipment

At December 31, 2003 and December 31, 2002, property, plant and equipment was comprised of the following:

	For the Years Ended December 31,
	2003	2002
Land	$68,000	$68,000
Buildings and leasehold improvements	1,954,254	1,809,552
Machinery and equipment	942,129	873,626
Furniture and fixtures	89,981	64,716
Transportation	470,416	444,775
Computer equipment	415,833	98,743

Total property and equipment	3,940,613	3,359,412
Less accumulated depreciation	(1,295,753)	(667,353)

Net property and equipment	$2,644,860	$2,692,059

The majority of the increase in computer equipment is due to the acquisition and installation of a financial software package and associated hardware totaling approximately $357,000 in 2003.

Note 9 – Goodwill and Other Intangible Assets

The Company conducted a goodwill impairment assessment during the fourth quarter of 2003 and 2002 for the Petrovalve reporting unit within the Downhole Equipment segment. There was approximately $5.7 million of goodwill attributable to this segment, all relating to the Petrovalve reporting unit. Our test concluded that $600,000 of goodwill was impaired as of December 2002 and the remaining balance of $5,120,633 was impaired as of December 2003. Consequently, we have recognized the impairment losses in Results of Operations in the fourth quarters of 2003 and 2002, respectively.

The Company concluded for the other reporting units that their assets and liabilities had not changed significantly since the transition test and thus they were not tested during the impairment assessment in the fourth quarter of 2002. The impairment testing conducted during the fourth quarter of 2003 resulted in no additional impairment.

The following is a reconciliation of goodwill:

	Segment
	Chemical	Facilities Construction & Management	Downhole	Total

Balance as of December 31, 2001	$6,351,203	$1,247,255	$5,720,633	$13,319,091

Adoption of SFAS No. 142	--	(452,745)	--	(452,745)
Goodwill impairment	--	--	(600,000)	(600,000)

Balance as of December 31, 2002	$6,351,203	$794,510	$5,120,633	$12,266,346

Goodwill impairment	--	--	(5,120,633)	(5,120,633)

Balance as of December 31, 2003	$6,351,203	$794,510	$--	$7,145,713

Other intangible assets are comprised of the following:

	For the Year Ended December 31, 2003		For the Year Ended December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$281,434	$129,331	$266,148	$102,099
Other Intangibles	104,464	73,124	104,464	31,092

Total	$385,898	$202,455	$370,612	$133,191

	Aggregate Amortization Expense for the Twelve Months Ended December 31,
	2003	2002
Patents	$27,232	$27,264
Other Intangibles	42,032	31,339

Total	$69,264	$58,603

The following is a schedule of estimated amortization expense:

For the Years Ending December 31,

2004	69,312
2005	58,866
2006	27,528
2007	27,528
2008	209

Note 10 – Notes Payable

Notes payable at December 31, 2003 and December 31, 2002 consisted of the following:

	For the Years Ended December 31,
	2003	2002
Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due
in August 2003, with maximum borrowings of $1,414,035	$--	$1,414,035
Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate plus 1.25%, due
in August 2003, with maximum borrowings of $1,609,116	--	1,593,109
Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate plus 4.25%, due
in August 2004, with maximum borrowings of $2,250,948 (1) (3)	2,250,948	--
Note payable to bank, bearing interest at prime rate plus 4.25%, payable in monthly installments of $15,394 including interest,
due in September 2004 (2) (3)	735,597	--
Note payable to Oklahoma Facilities, secured by accounts receivable, bearing interest at the prime rate plus 4.25%, due upon collection of the
pledged accounts receivable or August 1, 2004, whichever isearlier (3)	495,780	495,780
Other notes payable	--	30,000

Total notes payable	$3,482,325	$3,532,924

On September 30, 2003, the Company’s primary lending institution restructured the revolving lines of credit secured by accounts receivable and inventory (“the borrowing base”). The revolving lines were reduced from a maximum borrowing of $3,023,201 to $2,250,948 in order to align this debt with the Company’s reduced borrowing base. In addition, the term of the revolving line was extended 11 months to August 30, 2004. The borrowing base has declined during 2003 due to the sale of assets associated with ESI. See Note 3 of the Notes to Consolidated Financial Statements. As of December 31, 2003, the Company was in arrears in the amount of $15,475 in delinquent interest payments on the revolving line of credit. See Note 18 of the Notes to Consolidated Financial Statements.

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. The note was amended as of July 31, 2003. The majority of the note is secured by an account receivable from the Company’s major customer in Venezuela. The note requires that interest in arrears of $26,000 as of July 31, 2003, be paid as of September 1, 2003, and that interest only payments be made monthly thereafter. The note is due upon the collection of the account receivable, but in any event must be paid in full by August 1, 2004. As of December 31, 2003, the Company owed approximately $10,255 in delinquent unpaid interest to Facilities.

(1)	Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory.

(2)	This term loan was added in the third quarter due to a restructuring of the revolving lines of credit as detailed in Note 10 of the Notes to Consolidated Financial Statements.

(3)

As of December 31, 2003, the Company was delinquent in principal and interest payments on its notes payable in the aggregate amount of $41,124. See Note 18 of the Notes to Consolidated Financial Statements.

Note 11 – Long-Term Debt

Long-term debt at December 31, 2003 and December 31, 2002, consisted of the following:

	For the Years Ended December 31,
	2003	2002
Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual
installments of $200,000 each beginning in January 2002 (2)	$800,000	$800,000
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $39,812 including interest,
due in January 2008 (2)	1,726,320	2,025,119
Construction loan payable to bank, bearing interest at the prime rate plus 2%, payable in monthly installments of $16,958 including interest, due in December 2003 - see Note 17 of the Notes
to Consolidated Financial Statements (2)	681,852	594,740
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest,
due in September 2004 (2)	176,030	307,375
Mortgage note secured by a first lien on property, payable to
Marvin E. Eckert, Jr. and Wanda Eckert, bearing interest at
10%, payable in monthly installments of $1,470 including
interest, due in December 2012	104,410	111,228
Note payable to Bauer & Skloss, LLP, bearing interest at 10%
annually, payable in monthly installments of $8,792 monthly
beginning April 1, 2004	100,000	--
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of
$1,934 including interest, due in May 2006	48,219	68,182
Secured vehicle and other equipment loans	125,116	110,700

Total	3,761,947	4,017,344
Less current maturities	1,596,221	977,695

Long-term debt	$2,165,726	$3,039,649

The following is a schedule of future maturities of long-term debt:

For the Years Ending December 31,

2004	1,596,221
2005	708,772
2006	682,117
2007	705,188
2008	11,696
Thereafter	57,953

The revolving lines of credit and bank notes payable are owed to the Company’s primary lending bank and are secured by substantially all of the assets of the Company. They have also been personally guaranteed by an officer of the Company. The Company believes the fair value of its long-term debt approximates the recorded value at December 31, 2003.

As of December 31, 2003, the Company had not received any notices of default or acceleration from any of its lenders.

(1)

On February 24, 2003, the Company entered into a forbearance agreement with two stockholders of acquired businesses extending $100,000 each of principal payments due, under the original promissory notes, on January 22, 2003 until June 30, 2003 and September 30, 2003. On February 24, 2003 and again on July 28, 2003, the forbearance agreements were modified to defer the $100,000 payment due June 30, 2003 to on or before December 31, 2003 and the $100,000 payment due September 30, 2003 to January 22, 2004, with no interest penalty. The interest at 9% under the terms of the original note continues to be payable quarterly. In the event that principal payments are not made when due, a penalty of 5.25% of the outstanding unpaid principal will be assessed and in addition, interest will default to a rate of 12% per annum, until past due amounts are paid. See Exhibit 10.2.

On December 31, 2003, the July 28, 2003 forbearance agreements were modified to defer the $100,000 payment due on our before December 31, 2003, and the $100,000 payment due January 22, 2004, to June 30, 2004, with no interest penalty. All other due dates for payments set forth in the Promissory Notes are extended one (1) year from the original due date specified in the Promissory Notes.

(2)

As of December 31, 2003, the Company was delinquent in principal and interest payments on its long term debt in the aggregate amount of $57,224. See Note 18 of the Notes to Consolidated Financial Statements.

Note 12 – Stock Options and Warrants

The Company and its predecessors have issued non-qualified employee stock options to employees, officers, directors and consultants from time to time as approved by the Board of Directors. The exercise price has been equal to the fair market value at the date of grant. The shares covered by the option agreements are not registered with the Securities and Exchange Commission.

The following table presents stock options issued and outstanding during the period:

		Range of Exercise Prices
	Shares	Low	High	Weighted Average Exercise Price
Balance at December 31, 2002	176,747	3.49	11.77	4.70
Options granted	578,500	0.60	0.65	0.60
Options exercised	--	--	--	--
Options cancelled	(97,404)	0.60	10.38	4.56

Balance at December 31, 2003	657,843	0.60	7.20	1.54

The weighted average contractual life remaining on outstanding stock options was approximately six years at December 31, 2003. The number of options exercisable at December 31, 2003 was 342,878.

Prior to the Merger, Flotek had outstanding warrants to purchase 56,030 shares of common stock, adjusted for the stock settlement as described in Note 5 of the Notes to Consolidated Financial Statements, at an exercise price of $13.31 per share, which expire in October 2006. These warrants were assumed by the parent company, Flotek, after the merger. The expiration date of these warrants can be accelerated in the event that the closing price of the common stock of the Company is in excess of $21.60 for a period of 60 consecutive trading days.

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

	For the Years Ended December 31,
	2003	2002
Net loss from continuing operations:
As reported	$(5,680,680)	$(3,117,466)
Stock-based employee compensation expense
determined under fair value-based method	65,946	--

Pro forma net loss	$(5,746,626)	$(3,117,466)

Basic and diluted loss per share of common stock from continuing operations:
As reported	(0.95)	(0.63)
Pro forma	(0.96)	(0.63)

The fair value of each option is estimated at the date of grant using the Black-Scholes option pricing model, as determined with the assistance of a third-party appraiser, with the following assumptions for 2003: expected volatility of 50%, risk-free interest rate of 4.20%, expected lives of 10 years and vesting period of three years. The fair value as determined on the date of the grant (April 3, 2003 and December 15, 2003) was $0.39 and $0.42 per common share, respectively.

A 125,000 share stock grant was awarded to Mr. Jerry D. Dumas, Sr., Chairman and CEO of the Company on April 3, 2003, resulting in $75,000 of compensation expense.

Note 13 – Federal Income Tax

A reconciliation of the effective income tax rate to the statutory income tax rate at December 31, 2003 and 2002, is as follows:

	For the Years Ended December 31,
	2003	2002
Federal income tax (benefit)	$(1,931,431)	$(1,857,362)
Nondeductible items	1,748,731	372,850
Other	(781,300)	(1,404,488)

Change in valuation allowance	964,000	2,899,000

	$--	$--

The components of the net deferred tax asset as of December 31, 2003 and 2002, are as follows:

	For the Years Ended December 31,
	2003	2002
Allowance for doubtful accounts	$6,000	$306,000
Inventory reserves	176,000	173,000
Net operating loss carryforwards	4,383,000	3,283,000
Accumulated depreciation	(77,000)	(238,000)

	4,488,000	3,524,000
Valuation allowance	(4,488,000)	(3,524,000)

	$--	$--

At December 31, 2003, the Company had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $12.9 million, expiring in 2022. Under federal tax law the amount and availability of Flotek’s loss carryforwards are subject to complex tax regulations and restrictive tests. The utilization of such carryforwards can be severely limited or effectively lost upon certain changes in ownership, such as mergers. The utilization of any of these net operating loss carryforwards is dependent on the future profitability of the Company. Accordingly, no assurance can be given regarding the ultimate realization of such loss carryforwards. An allowance has been recorded to fully offset the net deferred tax asset.

Note 14 – Related Party Transactions

On January 30, 2003, CESI Chemical (“CESI”), a Flotek Industries, Inc. company, entered into an agreement with Stimulation Chemicals, LLC (“SCL”) for the purchase of various raw materials from CESI Chemical suppliers under deferred payment terms. SCL will procure the raw materials as ordered by CESI granting CESI 120 day payment terms for a percent markup on established supplier prices up to a purchase value of $500,000. SCL invoices not paid by CESI within 120 days will bear interest at 1% per month. SCL is owed $359,993 as of December 31, 2003.

On August 27, 2003 a new agreement was executed between CESI and SCL deferring $359,993 of purchases made by SCL on CESI’s behalf for 12 months. Monthly principal and interest payments are due beginning September 15, 2003 in the amount of $38,600 for principal plus interest of 1% per month on the unpaid balance. SCL is owned jointly by Dr. Penny and Mr. Beall, whom are both directors as well as principal shareholders of Flotek. Dr. Penny is also an employee of the Company.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., Chairman and CEO of the Company, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6% annually. This note was paid down to $95,000 as of September 9, 2003, and refinanced as of that date with a $10,000 principal payment due October 31, 2003 and monthly payments of $5,000 due until note is paid in full, bearing interest at 10% per annum. As of December 31, 2003, this note had an unpaid balance of $80,000. Additional demand notes from Mr. Dumas total $141,158, bearing interest at 10% per annum.

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. See Note 10 of the Notes to Consolidated Financial Statements.

Approximately $72,000 in the aggregate is owed to certain directors for expense reimbursements related to director’s fees, consulting and travel.

Note 15 – Commitments and Contingencies

The Company has entered into operating leases for office space, vehicles and equipment. Future minimum lease payments under these leases are as follows:

For the Year Ending December 31,

2004	$168,628
2005	52,837
2006	42,273
2007	36,642
2008	32,366

$332,746

Total rent expense under these operating leases totaled approximately $159,172 and $170,334 during the year ended December 31, 2003 and 2002, respectfully.

On May 1, 2002, Milam Tool Company and the Estate of Jack J. Milam filed a complaint against Flotek Industries, Inc., Turbeco, Inc. and Jerry D. Dumas, Sr., individually, in the United States District Court for the Southern District of Texas, Houston Division. The Complaint asserts that the sale of TURBO-LOK turbulators, which are part of the Company’s Downhole Equipment segment, violates an agreement among parties and infringes a United States patent controlled by the Plaintiffs. Plaintiffs seek injunctive relief and unspecified damages. The Company has answered the complaint. On October 14, 2003, the Court entered a Memorandum and Order interpreting the claims of the patent and the settlement agreement. The Court adopted many of Flotek’s positions and ordered mediation within 45 days. Plaintiffs moved for reconsideration or leave to file an appeal and the Court then postponed the mediation deadline. The Company strongly denies the assertions in the complaint and intends to continue to vigorously contest this matter. We believe the results of these legal actions will not have a material adverse effect on the Company’s consolidated financial position.

On August 22, 2003 Dixie Iron Works, LTD. (“Dixie”), a supplier to Equipment Specialties, Inc. (“ESI”) a wholly owned subsidiary of CESI, a Flotek Industries, Inc. affiliate, filed suit against Flotek Industries, Inc. seeking payment for goods and services delivered to ESI totaling $127,200. A portion of this liability, $53,000, has been assumed by SEM, in their purchase of the assets of ESI. ESI does not deny responsibility for the goods and services provided and has made a settlement offer to the plaintiff in an effort to end the suit. A counter offer was received by the Plaintiff’s attorney and ESI accepted the terms of the settlement offer on January 16, 2003. The terms require ESI to pay Dixie six installments of $13,109, or a total of $78,652, beginning February 15, 2004.

Note 16 – Net Loss Per Share

Net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common shares outstanding. The dilutive effect of stock-based compensation and stock options is computed using the treasury stock method. The number of potentially dilutive securities for the year ended December 31, 2003 were 158,319 shares. The potentially dilutive securities for the twelve months ended December 31, 2003 were not included in the computation of diluted earnings per share, since to do so would have been antidilutive due to our net loss position.

Note 17 – Segment Information

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

The Company’s reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies. The Company evaluates the performance of its operating segments based on operating income, net of depreciation expense and goodwill amortization, but excluding other income and unusual charges. Intersegment sales and transfers are not significant and are eliminated in the consolidated financial statements

The following table presents the revenues and operating income by business segment and on a comparable basis ($ in thousands):

	Specialty Chemicals	Facility Construction & Management	Downhole Equipment	Corporate and Other	Total

Net sales to external customers	$10,249	$1,670	$2,925	$--	$14,844
Income (loss) from operations	$1,716	$106	$(5,153)	$(1,758)	$(5,089)
Depreciation and amortization	$296	$238	$124	$55	$713
Total assets	$8,859	$2,011	$2,639	$721	$13,970
Goodwill, net	$6,351	$795	$--	$--	$7,146
Capital expenditures	$53	$120	$45	$357	$575
Interest Expense	$26	$58	$21	$512	$618

Essentially all of the Company’s revenues are derived from the oil and gas industry. This concentration of customers in one industry increases the credit and business risks of the Company, particularly given the volatility of activity levels in the industry. The majority of the Company’s sales are to major or large independent oilfield service companies with established credit histories and actual credit losses have been insignificant. Five customers accounted for 53.8% of our consolidated revenues for the year ended December 31, 2003. These same five customers were also in the Specialty Chemicals segment of our business and they collectively accounted for 62.4% of the revenues in this segment.

Note 18 - Subsequent Events

On January 16, 2004, a change in terms agreement was approved by the primary lender for the construction loan payable to the bank. The new terms state that the note will bear interest at the prime rate plus 4.25% payable in 48 monthly installments of $16,714 each. See Note 11 of the Notes to Consolidated Financial Statements.

On January 21, 2004, Dixie Iron Works, Flotek Industries, Inc., and Equipment Specialties, Inc. entered into an agreement to resolve the issues associated with a lawsuit filed on August 22, 2003. The agreement calls for Equipment Specialties to pay Dixie Iron Works a total of $78,652 with payments of $13,108 per month to begin no later than February 15, 2004 until amount is paid in full. See Item 3, Legal Proceedings, of this filing.

During January, 2004, the Company paid $15,475 in delinquent interest payments on its revolving line of credit. See Note 10 of the Notes to Consolidated Financial Statements.

During January, 2004, the Company issued 133,334 of its common stock in a private offering to “accredited investors” in exchange for $100,000 of subscription proceeds, which was paid by the tender to the Company of $100,000 of cash.

During January, 2004, the Company paid $88,094 in delinquent principal and interest payments on its notes payable and long term debt. See Notes 10 and 11 of the Notes to Consolidated Financial Statements.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.     Controls and Procedures

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

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table provides information about the Executive Officers and Directors of the Company:

Name	Age	Positions	Position Held Since

Jerry D. Dumas, Sr	68	Chief Executive Officer and Chairman of the Board	1998
Robert S. Beall	45	Director	2001
John W. Chisholm	49	Director	1999
Glenn S. Penny	54	President, Chief Technical Officer and Director	2001
Gary M. Pittman	40	Director	1997
Barry E. Stewart	49	Director	2001
Richard O. Wilson	74	Director	2003
William R. Ziegler	61	Director	1997
Mark D. Kehnemund	54	Chief Financial Officer and Chief Operating Officer	2002

The following is a brief description of the background and principal occupation of each Nominee and executive officer:

Jerry D. Dumas, Sr. – Mr. Dumas became Chairman of the Board of Directors of the Company in 1998. He has served as Chief Executive Officer of the Company since September 1998. Prior to that he was Vice President of Corporate and Executive Services with Merrill Lynch from 1988 to 1998. Mr. Dumas also served as Group Division President with Hughes Tool Company, a predecessor to Baker Hughes, Inc. from 1980 to 1984.

Robert S. Beall – Mr. Beall has served as a Director of the Company since the closing of the Merger between Chemical and Equipment Specialties, Inc. and Flotek Industries, Inc. (October 2001). He is currently President of R. S. Beall Investments, Inc. of Colleyville, Texas. Beall Investments, Inc. is a private equity firm with investments in real estate and construction materials. Mr. Beall was President of Beall Concrete Enterprises, Ltd., a company he founded in 1980 and merged into publicly traded U.S. Concrete in February 2000. Beall Concrete is primarily in the business of manufacturing ready-mix concrete, however, Beall also sell products and services to oilfield service companies. Mr. Beall holds a BBA in accounting from the University of Oklahoma and an MBA from Southern Methodist University.

John W. Chisholm – Mr. Chisholm has served as a Director of the Company since 1999. He was formerly Chairman of and now serves as a consultant for Wellogix, Inc., a technology company which provides internet-based software applications to improve productivity and collaboration in the oil and gas industry. Mr. Chisholm co-founded ProTechnics Company and served as President of that company from 1985 to 1998. ProTechnics was acquired by Core Laboratories N.V. in 1996. After leaving Core Laboratories in 1998 as Senior Vice President of Global Sales and Marketing, Mr. Chisholm started Chisholm Energy Partners LLC to invest in mid-size energy service companies, including Wellogix, Inc. and the Company.

Glenn S. Penny – Dr. Penny was the founder of Stim-Lab, Inc. which was sold to Core Laboratories in 1998.  In 2000, he founded Chemical and Equipment Specialties which was a rollup of five companies in the Duncan, Oklahoma area.  In October 2001, the company merged with Flotek Industries, Inc.  Dr. Penny has acted as President and Chief Technical Officer for Flotek the last two years.  He engineered the Flotek acquisition of IBS, a green chemical company in Denver, Colorado.  He has worked to integrate the IBS product lines and related products into CESI Chemical sales.  He is also a partner in Oklahoma Facilities, LLC which leases commercial properties in the Duncan area and is a partner in Stimulation Chemicals, LLC.  In August 2003, he aided the employees of Equipment Specialties to purchase the assets from Flotek to form Special Equipment Manufacturing, Inc. (“SEM”).  He now serves on the board of directors of SEM.

Gary M. Pittman – Mr. Pittman has served as a Director of the Company since 1997. He is President of BioSafe Technologies, a consumer products company supplying non-toxic insecticides to marketing and distribution partners in the U.S., Europe and Middle East. Prior to joining BioSafe, Mr. Pittman spent his career in investment banking and money management primarily in the energy sector.  Mr. Pittman was VP of The Energy Recovery Fund, a $180 million fund invested in oil and natural gas exploration and service industries in the U.S., Canada and U.K.  Mr. Pittman has served as Director and Audit Committee member of Czar Resources, Ltd., a public Canadian E & P company; Secretary, Vice President and Director of Sub Sea International, Inc., an offshore robotics and diving company; and owned and operated an oil and gas production and gas gathering company in Montana.  Mr. Pittman serves as Chairman of the Company’s Compensation Committee. Mr. Pittman holds a BA degree in Economics/Business from Wheaton College and an MBA in Finance and Marketing from Georgetown University. Current directorships include BioSafe Technologies, Inc. and Pittman & Company.

Barry E. Stewart – Mr. Stewart was appointed as a Director of the Company upon the closing of the Merger. Since 2000, he has served as Chief Financial Officer of Inphact, Inc., a provider of internet-based radiology services to the health care industry. He was previously Vice President of Finance for Community Health Systems, a leading NYSE-listed hospital chain. Mr. Stewart is a CPA and serves as Chairman of the Company’s Audit Committee.

Richard O. Wilson – Mr. Wilson became a Director of the Company in 2003. He is a Rice Institute Graduate with a BS in Civil Engineering. Mr. Wilson was Group Vice President and Deputy General Manager of Brown & Root World Offshore Operations and served as a Director of Brown & Root from 1973 to 1979. Mr. Wilson has served as Chairman of Dolphin Drilling A/S, AOC International and OGC International PLC. Mr. Wilson is currently serving as director for Callon Petroleum Inc. Mr. Wilson is an Offshore Construction consultant for the Hydrocarbon Industry with 48 years experience in the North Sea, Gulf of Mexico, Gulf of Paria, Lake Maracaibo and the South Atlantic Offshore Brazil and Angola.

William R. Ziegler – Mr. Ziegler has been a Director of the Company since 1997. He has been of counsel to the law firm of Satterlee Stephens Burke & Burke LLP since January 2001. Prior to that time he was a partner in that law firm and predecessor firms for over five years. Mr. Ziegler is a Director and Vice Chairman of Grey Wolf, Inc., a provider of contract land drilling services to the oil and gas industry, and a Director of Geokinetics, Inc., a provider of seismic acquisition and geophysical services to the oil and gas industry.

Mark D. Kehnemund – Mr. Kehnemund was appointed Chief Financial Officer of the Company in June 2002 and Chief Operating Officer in April 2003. Prior to joining Flotek, Mr. Kehnemund spent twenty-six years with Halliburton Company in various executive, financial, and administrative positions, including Controller of Halliburton Energy Services, Vice President & Controller of Halliburton Geophysical Services, and Director of Accounting for Halliburton Services. Mr. Kehnemund is a CPA.

Rosalie T. Melia – Ms. Melia was Co-Owner/Operator of Melia & Sons Delivery Service; Chris Catering and Concessions, Inc.; and Department Manager for Foley’s Merchandise Information Systems clerical offices in Software and Hardware Divisions where she initiated the Stock Keeping Unit (SKU) marking of linens and other houseware products.  Ms. Melia joined Flotek Industries, Inc. in 1992 as an accounting assistant and office manager. She has served as Corporate Secretary since 2000.

There are no family relationships between any director or executive officer.

The Company has a code of ethics that applies to its principal executive officer, principal financial officer and chief accounting officer/controller. See Exhibit 10.3.

Board Committees and Meetings

The Board of Directors of the Company met nine times during 2003. Each director attended 90% or more of the Board of Directors and committee meetings held during the period he was a director or committee member.

The standing committees of the Board include the Compensation Committee consisting of Messrs. Gary Pittman, Robert Beall, and William Ziegler, and the Audit Committee, comprised of Messrs. John Chisholm and Barry Stewart. Mr. Stewart is considered a “financial expert” based on his current and past employment, his education and his professional certification.

The Compensation Committee sets compensation policy for all employees of the Company, makes recommendations to the full Board of Directors regarding executive compensation and employee stock option awards, and administered the 2003 Long-Term Incentive Plan of the Company. The Compensation Committee met two times during the last fiscal year.

The primary function of the Audit Committee is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding audit, finance, accounting, and tax compliance. In particular, the Audit Committee is responsible for overseeing the engagement, independence, and services of our independent auditors. The Audit Committee also serves to: (i) act as an independent and objective party to monitor the financial reporting process and internal control system of the Company; (ii) review and appraise the audit efforts of the independent auditors; (iii) evaluate the quarterly financial performance as well as the compliance with laws and regulations of the Company; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent auditors, financial and senior management, counsel, and the Board of Directors. The Audit Committee met four times during the last fiscal year, which meetings were separate and apart from meetings of the full Board. The Board has adopted a written charter for the Audit Committee.

The Board of Directors of the Company does not have a standing executive or nominating committee or committees performing similar functions.

The above Committees meet as and when required, except for the Audit Committee which meets at least four times each year. Certain matters that may come before a committee may be reviewed or acted on by the Board as a whole.

Compliance with Section 16(a) of the Securities Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company’s directors and executive officers are required to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of Common Stock. Copies of such forms are required to be filed with the Company. Based solely on its review of copies of such reports furnished to the Company, the Company believes that the directors and executive officers were in compliance with the filing requirements of Section 16(a) during the most recent fiscal year.

Item 10.     Executive Compensation

The following table sets forth cash and certain other compensation paid to or earned by the Chief Executive Officer and other executive officers of the Company who earned at least $100,000 in cash compensation for the years indicated. Amounts in the table include all compensation paid and stock options granted by the Company and its predecessor, CESI.

Summary Compensation Table

Name and Principal Position	Year	Salary	Securities Underlying Options	All Other Compensation

Jerry D. Dumas, Sr.	2003	$162,692	209,546	$--
Chairman and Chief Executive Officer	2002	$137,600	84,557	$--
	2001	$66,000	43,750	$--
Glenn S. Penny	2003	$89,427	--	$--
President and Chief Technical Officer	2002	$93,700	--	$--
	2001	$100,000	--	$--
Mark D. Kehnemund	2003	$135,385	40,000	$4,800
Chief Financial Officer & Chief Operating Officer

Mr.     Dumas did not receive a salary prior to May 2001. There were no bonuses paid to any Executive Officer in any of the years presented. Excludes certain personal benefits, the aggregate value of which does not exceed 10% of the annual compensation shown for each person.

Stock Grant in 2003

Name	Stock Granted	Value

Jerry D. Dumas, Sr.	125,000	$75,000

Options Grant in 2003

The Company currently has a formal stock option plan through its 2003 Long-Term Incentive Plan. The following options were granted by the Board of Directors at fair market value on the date of grant:

Name	Granted	Exercisable	Unexercisable	Exercise Price Per Share	Expiration Date	Value as of December 31, 2003

Jerry D. Dumas, Sr.	125,000	56,250	68,750	$0.60	5/22/2013	$33,750
Glenn S. Penny	50,000	22,500	27,500	$0.60	5/22/2013	13,500
Mark D. Kehnemund	40,000	18,000	22,000	$.0.60	5/22/2013	10,800

	215,000	96,750	118,250

There were no stock options exercised by Executive Officers in 2003. There were no in-the-money unexercised options as of December 31, 2003. Of the options granted in 2003, 96,750 shares were immediately vested on the date of grant. The remaining 118,250 shares will vest in two equal installments at year end 2004 and 2005. The number of shares underlying options granted and exercisable as of December 31, 2003 is 96,750.

Compensation of Directors

Directors who are not employees of the Company are paid $250 for each meeting attended. In May, 2003, each non-employee director was granted an option to purchase 50,000 common shares at an exercise price of $0.60 per share, the fair market value on the date of grant. These options vested at 45% immediately and will expire in May, 2013.

Employment Contracts

Dr. Penny is covered by an employment contract which provides for minimum compensation of $100,000 per year through January 21, 2004. The contract cannot be terminated except for cause and requires continuing salary payments for the remaining term in the event of involuntary termination, including termination in connection with a change in control.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2004, information with respect to the beneficial ownership of the Company’s common stock by Executive Officers and Directors and persons known by management of the Company to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company.

Name of Beneficial Owner	Shares Owned (a)	Right to Acquire (b)	Total Shares	Percent of Class

Jerry D. Dumas, Sr. (c)	250,198	140,796	390,994	5.9%
Robert S. Beall	577,143	22,500	599,643	9.0%
John W. Chisholm (d)	246,927	54,325	301,252	4.5%
Mark D. Kehnemund	5,000	18,000	23,000	0.3%
Rosalie T. Melia	2,630	2,250	4,880	0.1%
Glenn S. Penny	875,415	22,500	897,915	13.5%
Gary M. Pittman (e)(f)	10,000	33,926	43,926	0.7%
Barry E. Stewart	9,999	22,500	32,499	0.5%
Richard O. Wilson	--	--	--	0.0%
William R. Ziegler	298,463	24,785	323,248	4.9%

All directors and officers as a group	2,275,775	341,582	2,617,357	39.3%
Other Beneficial Owners:

TOSI, L.P. (e)(f)	752,347	--	752,347	11.0%
1601 Elm Street, Suite 3900
Dallas, Texas 75201

Thomas and Mary Dugan	152,436	--	152,436	2.3%
Dugan Production	17,478	--	17,478	0.3%
P.O. Box 420
Farmington, New Mexico 87499

(a)

Each person has sole voting and investment power with respect to the common shares listed, except as noted below. The address for each of the Executive Officers and Directors is 7030 Empire Central Drive, Houston, Texas 77040.

(b)	Includes common shares which may be acquired within 60 days of March, 2004 through the exercise of stock options or warrants to acquire common shares.

(c)	Includes 105,438 common shares owned by Saxton River Corporation and 19,760 common shares owned by Hinckley Brook, Inc., both of which are controlled by Mr. Dumas.

(d)

Includes 231,692 common shares held by Chisholm Energy Partners LLC, of which Mr. Chisholm is a manager and member. Also includes 15,235 common shares held by ProTechnics II (Nevada), Inc., of which Mr. Chisholm is President, and 29,540 warrants.

(e)

The sole general partner of TOSI, L.P., Pitman Property Corp. and its President and controlling person, J.W. Beavers, may also be deemed to be the beneficial owners of those shares. Pitman Property Corp. has no affiliation with Mr. Gary Pittman, a Director of Flotek.

(f)	Mr. Pittman, through Pittman & Company, owns 10% of TOSI, LP. Pittman & Company has no voting nor investment rights in TOSI.

Item 12.     Certain Relationships and Transactions with Management

The Company owes $148,216 in principal and interest to a corporation controlled by Mr. Dumas pursuant to loans made in 1999 and 2002. No payments were made on these loans in 2003. These loans bear interest at the rate of 10%.

The Company from time to time utilizes the services of Satterlee Stephens Burke & Burke LLP. Mr. Ziegler, a Director of the Company is of counsel with the firm. The Company paid the firm approximately $0 and $2,000 for services during the years ended December 31, 2003 and December 31, 2002, respectively, and owed this firm approximately $43,335 and $40,000 on those same dates, respectively.

On January 30, 2003, CESI Chemical (“CESI”), a Flotek Industries, Inc. company, entered into an agreement with Stimulation Chemicals, LLC (“SCL”) for the purchase of various raw materials from CESI Chemical suppliers under deferred payment terms. SCL will procure the raw materials as ordered by CESI granting CESI 120 day payment terms for a percent markup on established supplier prices up to a purchase value of $500,000. SCL invoices not paid by CESI within 120 days will bear interest at 1% per month. SCL is owed $359,993 as of December 31, 2003.

On August 27, 2003 a new agreement was executed between CESI and SCL deferring $359,993 of purchases made by SCL on CESI’s behalf for 12 months. Monthly principal and interest payments are due beginning September 15, 2003 in the amount of $38,600 for principal plus interest of 1% per month on the unpaid balance. SCL is owned jointly by Dr. Penny and Mr. Beall, whom are both directors as well as principal shareholders of Flotek. Dr. Penny is also an employee of the Company.

Pursuant to an arrangement which existed at the time of the Merger, Dr. Penny is a personal guarantor on substantially all of the bank debt of the Company. Dr. Penny does not receive any compensation for his guaranty of Company indebtedness.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., Chairman and CEO of the Company, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6% annually. This note was paid down to $95,000 as of September 9, 2003, and refinanced as of that date with a $10,000 principal payment due October 31, 2003 and monthly payments of $5,000 due until note is paid in full, bearing interest at 10% per annum. The loan has an outstanding balance of $80,000 as of December 31, 2003.

On July 25, 2002, the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. See Note 10 of the Notes to Consolidated Financial Statements.

Item 13.     Exhibits and Reports on Form 8-K

(a) Exhibits:

Index to Exhibits

Exhibit Number		Description of Exhibit

3.1	*	Articles of Incorporation of Flotek Industries, Inc. (incorporated by reference to Appendix E of the Company's Definitive Proxy Statement filed with the Commission on September 27, 2001).
3.2	*	By-laws of Flotek Industries, Inc. (incorporated by reference to Appendix F of the Company's Definitive Proxy Statement filed with the Commission on September 27, 2001).
4.1	*	Registration Right Agreement, effective as of April 30, 2000, signed in August 2000 (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB for the quarter ended August 31, 2000).
10.1	*	Change in Terms Agreement dated January 16, 2004 by and between Legacy Bank and Flotek Industries, Inc. (incorporated by reference to the Company's Form 10-QSB filed with the Commission on August 14, 2002).
10.2	*	Forbearance Agreements, (incorporated by reference to the Company's Form 10-KSB filed with the Commission on April 15, 2002).
10.3		Code of Ethics.
21.1		List of Subsidiaries.
31.1		Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.
31.2		Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.
32.1		Certification of Periodic Report by Chief Executive Officer.
32.2		Certification of Periodic Report by Chief Financial Officer.
* Previously Filed

(b) Reports on Form 8-K:
None.

Item 14.     Principal Accountant Fees and Services

Relationship with Independent Auditors

On recommendation of the Audit Committee of the Company, the Board has appointed Weinstein Spira & Company, P.C. as independent auditors of the Company and the Bank for the year ending December 31, 2003. The appointment of Weinstein Spira & Company, P.C. continues a relationship that began in 2000.

Audit Fees. The aggregate fees billed by Weinstein Spira & Company, P.C. for professional services rendered for the audit of the 2003 annual financial statements of the Company and the review of the financial statements of the Company included in the Forms 10-QSB for that year was $73,883. Aggregate fees for 2003 totaled $89,176.

Financial Information System Design and Implementation. Weinstein Spira & Company P.C. did not charge the Company any fees for financial information system design and implementation fees.

All Other Fees. The aggregate fees billed for services rendered by Weinstein Spira & Company, P.C., other than for audit services (and financial information system design and implementation fees), for the most recent fiscal year of the Company was $51,570, compared to $38,109 for the prior period. These fees were for Federal, State and Local tax compliance, tax planning and other tax services. The Audit Committee has considered whether the provision of such non-audit services is compatible with Weinstein Spira & Company, P.C. maintaining its independence and determined that these services do not compromise their independence.

Audit Committee Report

In accordance with resolutions adopted by the Board of Directors, the Audit Committee (the “Committee”), which consists entirely of directors who meet the independence and experience requirements of Nasdaq Stock Market, Inc., assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company.

In discharging its oversight responsibility as to the audit process, the Committee obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Committee discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Committee also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company’s internal controls. The Committee reviewed with the independent auditors their management letter on internal controls.

The Committee discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003, with management and the independent auditors. Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-KSB for the year ended December 31, 2003, for filing with the Securities and Exchange Commission. The Committee also recommended the reappointment of Weinstein Spira & Company, P.C. as independent auditors and the Board of Directors concurred with such recommendation.

AUDIT COMMITTEE

Barry E. Stewart, Chairman
John W. Chisholm, Member

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC. By: /s/ Jerry D. Dumas, Sr. ————————————————— Jerry D. Dumas, Sr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title(s)
March 30, 2004	/s/ Jerry D. Dumas, Sr.	Chairman and Chief Executive Officer

Jerry D. Dumas, Sr.
March 30, 2004	/s/ Glenn S. Penny	President, Chief Technical Officer and Director

Glenn S. Penny
March 30, 2004	/s/ Mark D. Kehnemund	Chief Financial Officer and Chief Operating Officer

Mark D. Kehnemund
March 30, 2004	/s/ Robert S. Beall	Director

Robert S. Beall
March 30, 2004	/s/ John W. Chisholm	Director

John W. Chisholm
March 30, 2004	/s/ Gary M. Pittman	Director

Gary M. Pittman.
March 30, 2004	/s/ Barry E. Stewart	Director

Barry E. Stewart.
March 30, 2004	/s/ Richard O. Wilson	Director

Richard O. Wilson
March 30, 2004	/s/ William R. Ziegler	Director

William R. Ziegler