Form 10QSB
period 2004-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2004-05-10
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Yes [x] No [_]

The number of shares of the Registrant’s common stock outstanding on May 10, 2004 was 6,655,003.

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

ii

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	For the Period Ended
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$--	$--
Accounts receivable, less reserve of $36,341 and $31,102
as of March 31, 2004 and December 31, 2003, respectively	2,696,442	1,977,926
Inventories	2,096,237	1,905,070
Other current assets	63,075	113,326

Total current assets	4,855,755	3,996,332

Property, plant and equipment, net	2,517,097	2,644,860
Goodwill, net	7,145,713	7,145,713
Patents and other intangible assets, net	168,209	183,443

Total assets	$14,686,773	$13,970,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,487,964	$2,961,805
Accrued liabilities	699,267	623,006
Short-term notes payable	3,451,752	3,482,325
Current portion of long-term debt	1,098,479	1,596,221
Amounts due to related parties	548,491	581,151

Total current liabilities	9,285,953	9,244,508

Long-term debt	2,506,726	2,165,726
Stockholders' equity:
Preferred stock, $.0001 par value, 100,000 shares authorized,
no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized,
6,655,003 and 6,521,670 shares issued and outstanding
as of March 31, 2004 and December 31, 2003, respectively	665	652
Additional paid-in capital	17,073,043	16,973,056
Accumulated deficit	(14,179,614)	(14,413,604)

Total stockholders' equity	2,894,094	2,560,104

Total liabilities and stockholders' equity	$14,686,773	$13,970,338

The accompanying notes are an integral part of these consolidated financial statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003
Revenues	$4,796,397	$3,328,445
Cost of sales	2,827,828	1,979,304

Gross margin	1,968,691	1,349,142
Expenses:
Selling, general and administrative	1,346,749	974,898
Depreciation and amortization	179,328	150,654
Research and development	--	17,060

Total expenses	1,526,077	1,142,612

Operating income (loss)	442,492	206,529
Other income (expense):
Interest expense	(177,718)	(130,605)
Other income (expense), net	(30,784)	1,425

Total other expense	(207,273)	(129,179)

Income (loss) from continuing operations	233,990	(129,179)
Loss from discontinued operations	--	(76,287)

Net income	$233,990	$1,063

Earnings per common share:
Income from continuing operations	$0.04	$0.01
Loss from discontinued operations	--	(0.01)
Basic net income per common share	$0.04	$--

Fully diluted net income per common share	$0.03	$--

Weighted average number of common shares outstanding	6,625,700	5,521,670

Weighted average common and common equivalent
shares outstanding	6,843,318	5,521,670

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulatd Deficit	Total

Balance at December 31, 2003	6,521,670	$ 652	$ 16,973,056	$ (14,413,604)	$ 2,560,104
Stock issued for cash	133,333	13	99,987	--	100,000
Net income	--	--	--	233,990	233,990

Balance at March 31, 2004	6,655,003	$ 665	$ 17,073 043	$ (14,179,614)	$ 2,894,094

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$233,990	$77,350
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	179,328	150,654
(Increase) decrease in:
Accounts receivable	(718,516)	(348,116)
Inventories	(191,167)	(13,229)
Deposits and other	50,251	42,029
Accounts payable and accrued liabilities	602,420	(329,088)

Net cash provided by (used in) continuing operations	156,306	(461,711)
Net cash provided by discontinued operations	--	26,670

Net cash provided by (used in) operating activities	156,306	(434,951)

Cash flows from investing activities:
Capital expenditures	(36,331)	(117,578)

Net cash used in investing activities from continuing operations	(36,331)	(117,578)
Net cash used in investing activities from discontinued operations	--	--

Net cash used in investing activities	(36,331)	(117,578)

Cash flows from financing activities:
Issuance of stock for cash	100,000	--
Proceeds from borrowings	--	236,828
Repayments of indebtedness	(187,315)	(135,113)
Repayments to related parties	(32,660)	--
Proceeds from related parties	--	475,972

Net cash provided by (used in) financing activities from continuing operations	(119,975)	579,288

Net cash used in financing activities from discontinued operations	--	(26,759)

Net cash provided by financing activities	(119,975)	552,529

Net decrease in cash and cash equivalents	--	--
Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	$--	$--

Cash paid for interest	$156,365	$130,605

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The consolidated financial statements included herein are unaudited and have been prepared by Flotek Industries, Inc. (the “Company”). These financial statements reflect all adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented and the Company believes that the disclosures included herein are adequate to make the interim information presented not misleading. Certain reclassifications of prior year data have been made to conform to 2004 classifications. These financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Note 2 – Discontinued Operations

During the third quarter of 2003, The Equipment Specialties (“ESI”) reporting unit, which designed, manufactured and rebuilt specialized cementing and stimulation equipments, was discontinued and the assets were sold to Special Equipment Manufacturing, Inc. (“SEM”). ESI assigned its remaining lease obligation with Oklahoma Facilities, LLC (“Facilities”) to SEM, thus eliminating any future liability for this capital lease obligation. To effect this assignment, the Company agreed to pay Facilities an additional $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in six equal installments beginning November 15, 2003. As of March 31, 2004, Facilities is owed $61,700 in payments for this obligation, which is recorded in accrued liabilities.

The Equipment Specialties Division is accounted for as a discontinued operation and therefore, the results of its operations and its cash flows have been removed from the Company’s results of continuing operations for all periods presented in this document.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Inventories

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. The components of inventories at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003

Raw materials	$552,135	$363,409
Finished goods	2,110,566	2,033,015

Total inventory	2,662,701	2,396,424
Inventory obsolescence reserve	(570,464)	(491,354)

Inventories, net	$2,092,237	$1,905,070

Note 4 – Property, Plant and Equipment

At March 31, 2004 and December 31, 2003, property, plant and equipment were comprised of the following:

	March 31, 2004	December 31, 2003

Land	$68,000	$68,000
Buildings and leasehold improvements	1,966,926	1,954,254
Machinery and equipment	953,224	942,129
Furniture and fixtures	89,981	89,981
Transportation equipment	482,980	470,416
Computer equipment	415,833	415,833

Total property plant and equipment	3,978,848	3,940,613
Less accumulated depreciation	(1,459,847)	(1,295,753)

Net property plant and equipment	$2,517,097	$2,644,860

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 – Patents and Other Intangible Assets

The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. As of March 31, 2004, the Company did not recognize any impairment associated with its long-lived assets.

Patents and other intangible assets are comprised of the following:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$281,434	$134,120	$281,434	$129,331
Other Intangibles	104,464	83,569	104,464	73,124
Total	$385,898	$217,689	$385,898	$202,455

Note 6 – Short-Term Notes Payable

Short-term notes payable at March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003

Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate
(4% at March 31, 2004) plus 4.25%, due in August 2004,
with maximum borrowings of $2,250,948 (1) (2)	$2,250,948	$2,250,948
Note payable to Oklahoma Facilities, secured by accounts receivable, bearing interest at the prime rate plus 4.25%, due upon collection of the pledged accounts receivable or August 1, 2004, whichever is
earlier (3)	495,780	495,780
Note payable to bank, bearing interest at prime rate plus 4.25%, payable in monthly installments of $15,394 including interest, due
in September 2004 (2)	705,024	735,597

Total notes payable	$3,451,752	$3,482,325

(1)	Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory. Eligible accounts receivable and inventory has increased 22% since December 31, 2003 as a result of increased receivables and inventory associated with higher sales levels.

(2)	As of March 31, 2004, the Company was in arrears in the amount of $31,123 in delinquent interest and principal payments.

(3)	On July 25, 2002, the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. The majority of the note is secured by an account receivable from the Company's major customer in Venezuela. The note is due upon the collection of the account receivable, but in any event must be paid in full by August 1, 2004. As of March 31, 2004, the Company owed approximately $20,448 in delinquent unpaid interest to Facilities.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 – Long-Term Debt

Long-term debt at March 31, 2004 and December 31, 2003, consisted of the following:

	March 31, 2004	December 31, 2003

Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual
installments of $200,000 each beginning January 2002 (1)	$800,000	$800,000
Note payable to bank, bearing interest at the prime rate
(4% at March 31, 2004) plus 1%, payable in monthly
installments of $39,812 including interest, due in
January 2008 (2)	1,661,213	1,726,320
Construction loan payable to bank, bearing interest at the prime rate plus 4.25%, payable in monthly installments of $16,715
including interest, due in December 2007 (2)	658,641	681,852
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest,
due in September 2004 (2)	129,012	176,030
Mortgage note secured by a first lien on property, payable to
Marvin E. Eckert, Jr. and Wanda Eckert, bearing interest at
10%, payable in monthly installments of $1,470 including
interest, due in December 2012	102,595	104,410
Note payable to Bauer & Skloss, LLP, bearing interest at 10%
annually, payable in monthly installments of $8,792 monthly
beginning April 2004	100,000	100,000
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of
$1,934 including interest, due in May 2006	43,125	48,219
Secured vehicle and other equipment loans	110,619	125,116

Total	3,605,205	3,761,947
Less current maturities	1,098,479	1,596,221

Long-term debt	$2,506,726	$2,165,726

(1)	On December 31, 2003, forbearance agreements made on July 28, 2003 were modified to defer the $100,000 payment due on or before December 31, 2003, and the $100,000 payment due January 22, 2004, to June 30, 2004 with no interest penalty. All other due dates for payments set forth in the Promissory Notes are extended one (1) year from the original due date specified in the Promissory Notes.

(2)	As of March 31, 2004, the Company was in arrears in the amount of $70,626 in delinquent interest and principal payments.

As of March 31, 2004, the Company had not received any notices of default or acceleration from any of its lenders.

The Company believes the fair value of its long-term debt approximates the recorded value at March 31, 2004.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 – Related Party Transactions

On August 27, 2003, CESI Chemical (“CESI”), a Flotek Industries, Inc. subsidiary, entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to defer $359,993 of purchases made by SCL on CESI’s behalf for 12 months. Monthly principal plus interest of 1% per month on the unpaid balance. SLC is owed $347,333 as of March 31, 2004. SCL is owned jointly by Dr. Penny and Mr. Beall, both of whom are directors as well as principal shareholders of Flotek Industries, Inc. Dr. Penny is also an employee of the Company.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., Chairman of the Board and Chief Executive Officer of the Company, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6% annually. This note was paid down to $95,000 as of September 9, 2003, and refinanced as of that date with a $10,000 principal payment due October 31, 2003 and monthly payments of $5,000 due until the note is paid in full, bearing interest at 10% per annum. As of March 31, 2004, this note had an unpaid balance of $60,000. Additional demand notes from Mr. Dumas total $141,158, bearing interest at 10% per annum.

On July 25, 2002 the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. See Note 6 to Consolidated Financial Statements.

Note 9 – Stock Based Compensation Expense

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Any difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. Pro forma net income and earnings per common share disclosures as if the Company recorded compensation expense based on the fair value method for stock-based awards have been presented in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure”, and are as follows:

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$233,990	$1,063
Stock-based employee compensation expense determined under fair value-based method	16,486	--

Pro forma income	$217,504	$1,063

Earnings per share:
Basic:
As reported	$0.04	$0.00
Pro forma	$0.03	$0.00
Diluted:
As reported	$0.03	$0.00
Pro forma	$0.03	$0.00

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 – Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential dilutive common shares outstanding. There were 217,618 and 158,319 potentially dilutive common equivalent shares as of March 31, 2004 and December 31, 2003 respectively. The potentially dilutive securities for the twelve months ended December 31, 2003 were not included in the computation of diluted earnings per share, since doing so would have been antidilutive due to our net loss position.

Note 11 – Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information”. Effective January 1, 2004, the Company reorganized the composition of its reportable segments, due to the sale of ESI. Certain reclassifications of prior year data have been made to conform to 2004 classifications.

The Company’s product lines are divided into three segments within the oilfield service industry:

•	The Chemicals & Logistics segment which is made up of two business units. The Specialty Chemicals business unit develops, blends, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production. The Materials Translogistics, Inc. (“MTI”) business unit manages automated bulk material handling, loading facilities, and blending capabilities for other oilfield service companies.

•	The Drilling Products segment manufactures and markets the Turbeco line of casing centralizers, Dura-Flo mud shaker screens and external casing packages.

•	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company’s reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies disclosed in Form 10K-SB for the year ending December 31, 2003. The Company evaluates the performance of its operating segments based on operating income excluding unusual charges. Intersegment sales and transfers are not material.

The following table presents the revenues and operating income by business segment and on a comparable basis:

	Three Months Ended March 31,
	2004	2003
Revenues:
Chemicals & Logistics	$3,408,613	$2,697,347
Drilling Products	1,263,186	596,698
Production Products	124,598	34,400

Consolidated	$4,796,397	$3,328,445

Operating income (loss):
Chemicals & Logistics	$647,763	$433,608
Drilling Products	318,910	171,750
Production Products	(68,222)	(79,141)
Corporate and Other	(455,959)	(448,867)

Consolidated	$442,492	$77,350

Note 12 – Subsequent Events

On April 5, 2004, Flotek Industries Inc. appointed Lisa Bromiley as Chief Financial Officer. Bromiley brings significant financial and operational experience to the Company. During her career Bromiley has served in various financial positions with PricewaterhouseCoopers, LLC and several Fortune 500 companies. Bromiley, a CPA, will manage and direct the finance and accounting functions of the Company.

On April 16, 2004, Mark Kehnemund resigned as Chief Operating Officer to pursue other opportunities. Jerry D. Dumas, Sr. Chairman and CEO will assume the operational role to focus on strategy and business development opportunities for the company.

During April 2004, the Company paid $31,123 in delinquent interest and principal payments on its short-term notes payable and LOC to the bank.

During April 2004, the Company paid $70,626 in delinquent interest and principal payments on its long-term debt.

During April 2004, the Company paid Oklahoma Facilities $10,224 in delinquent interest on its short-term note payable.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Flotek Industries, Inc. provides a broad range of products and services worldwide, used in the exploration and production of crude oil and natural gas. Flotek was established in 1985 and is currently traded on the OTC Bulletin Board market. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

The Company’s product lines are divided into three segments within the oilfield service industry:

•	The Chemicals & Logistics segment which is made up of two business units. The Specialty Chemicals business unit develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production. The Materials Translogistics, Inc. (“MTI”) business unit manages automated bulk material handling, loading facilities, and blending capabilities for other oilfield service companies.

•	The Drilling Products segment manufactures and markets the Turbeco line of casing centralizers, Dura-Flo mud shaker screens and external casing packages.

•	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

Our businesses serve the oil and gas industry and are affected by changes in the worldwide demand for and price of oil and natural gas. The majority of our products are dependent on the level of exploration and development activity and the completion phase of oil and gas well drilling. Other products and services, such as our Petrovalve downhole pump products and certain of our specialty chemicals are more closely tied to the production of oil and gas and are less dependent on drilling activity.

The oil and gas industry remained strong during the first quarter of 2004, with prices and drilling activity continuing to increase from 2003. The U.S. rig count, as measured by Baker Hughes Incorporated, increased from 1,126 to 1,160 during the first quarter of 2004, versus 972 active wells at the end of the first quarter 2003. Drilling activity should remain strong due to the extremely low levels of crude and natural gas inventory. Natural gas and crude oil prices have remained strong throughout the first quarter. The current 12-month strip for natural gas is $6.31/MCF and $36.20/BBL for light crude. Our business will benefit from these oil and gas commodity prices and the increase in drilling activity as we have seen in the first quarter.

Management continues to actively seek potential profitable acquisition or merger candidates in our core business to either decrease costs of providing products or add new products and customer base to diversify the Company’s market.

Results of Operations

	Three Months Ended March 31,
	2004	2003
Revenues	$4,796,397	$3,328,445
Cost of revenues	2,827,828	1,979,304

Gross margin	1,968,569	1,349,141

Gross margin %	41.0%	40.5%

Selling, general and administrative	1,346,749	974,898
Depreciation and amortization	179,328	150,654
Research and development	--	17,060

Total expenses	1,526,077	1,142,612

Operating income	442,492	206,529

Operating income %	9.2%	6.2%

Interest expense	(177,718)	(130,605)
Other, net	(29,555)	1,425
Other income (expense), net	(208,502)	(129,179)

Income from continuing operations	$233,990	$77,350

Total revenues increased by $1,467,952 or 44.1% in the first three months of 2004 compared to the same period in 2003. As discussed in the segment analysis that follows, this significant increase in revenues was due to strong performance by our Chemicals & Logistics segment and more than doubling our Drilling Products segment sales. The increase in sales of specialty chemicals and Turbeco casing centralizers is partially attributable to the increased exploration and production activity for oil and gas as evidenced by an increase in average daily rig count from 972 at the end of the first quarter 2003 to 1,160 for this quarter end.

On an aggregate basis, the gross margin as a percentage of revenues increased from 40.5% in 2003 to 41.0% in 2004. The gross margin is best analyzed on a segment by segment basis, discussed below, as the gross margin varies significantly between operating segments and can vary significantly from period to period in certain of our operating segments.

SG&A represents the costs of selling and general and administrative expenses not directly attributable to products sold or services rendered. SG&A costs as a percentage of revenue continued to decrease, and amounted to 28.1% of revenues for the first three months of 2004 versus 29.3% of revenues for the same period in 2003. Significant emphasis and effort continues to be placed on reducing SG&A costs across the organization.

Interest expense increased $47,113 or 36.1% in the first three months of 2004 compared to same period in 2003 due to higher interest rates. The majority of the Company’s indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Results by Segment

Chemicals & Logistics

	Three Months Ended March 31,
	2004	2003
Revenues	$3,408,613	$2,697,347
Gross margin	$1,305,729	$966,966
Gross margin percentage	38.3%	35.8%

Operating income	$647,763	$433,608
Operating margin percentage	19.0%	16.1%

Chemicals & Logistics revenues increased $711,266 or 26.4%, in the first three months of 2004 compared to the same period in 2003. Sales in this segment are heavily dependent on drilling and well stimulation activity. The increase in sales is attributable to a 19% increase in drilling activity in the first quarter of 2004 compared to 2003 and expanded market penetration in the U.S., Canada, Mexico and Russia. The most significant revenue growth related to our environmental friendly “green” chemicals in the U.S., which have grown 206% from $189,912 for the first three months of 2003 to $580,531 for the same period in 2004. Four customers made up 52.3% of total revenues in this segment for the three months ended March 31, 2004. CESI Chemical’s focus on applied research has resulted in a continued expanding customer base and product portfolio.

The gross margin in this segment also increased, from 35.8% for the first three months of 2003 to 38.3% in the same comparable period in 2004. The increase in margin is attributable to increased sales of our environmentally friendly chemicals that command higher margins than other products sold by this segment.

Operating income increased $214,155, or 49.4%, in the first three months of 2004 compared to the same period in 2003, primarily as a result of increased revenues and gross margins between periods.

Drilling Products

	Three Months Ended March 31,
	2004	2003
Revenues	$1,263,186	$596,698
Gross margin	$603,576	$365,197
Gross margin percentage	47.8%	61.2%

Operating income	$318,910	$171,570
Operating margin percentage	25.2%	28.8%

Drilling Products revenues more than doubled in the first three months of 2004 over 2003 levels. The 112% increase in revenues was driven by increased sales of the Turbeco line of casing centralizers and additional new products such as the Integral Joint Bow Spring Centralizer and the Econo-Bow Centralizer. Two customers made up 41.6% of total revenues in this segment for the three months ended March 31, 2004. The dramatic increase in sales is largely attributed to management’s penetration of a wider customer base, expanding geographic coverage and an expanding proprietary product line.

While gross margin percentage was lower in the first three months of 2004 versus 2003, total gross margin increased from $238,379 or 65% between quarters due to higher sales volume. The decrease in our gross margin percentage is due to a change in product mix, with a higher percentage of sales attributed to the Integral Joint Bow Spring Centralizer and the Econo-Bow Centralizer, which are lower margin products.

Operating income increased $147,340 or 86% in the first three months of 2004 compared to the same period in 2003. This significant improvement is the direct result of increased sales and reduced costs and improved operating efficiencies.

Production Products

	Three Months Ended March 31,
	2004	2003
Revenues	$124,598	$34,400
Gross margin	$59,267	$16,979
Gross margin percentage	47.6%	49.4%

Operating loss	$(68,222)	$(79,141)
Operating margin percentage	(54.8)%	(230.1)%

Production Products revenues increased $90,198, or 262% in the first three months of 2004 compared to the same period in 2003. Flotek has recently expanded the unit’s management team and reassigned senior management to reassess the unit’s marketing plan. Petrovalve will be actively marketed in the North America and Russia based on outstanding performance of the valve in client test wells during 2003. The turnaround of this unit is a key component of management’s focus for 2004. Operationally, the Petrovalve has continued to outperform competing valves in the field.

Gross margin percentage decreased 1.8% from 47.6% in 2003 to 47.5% in 2004. This decrease is due to reduced margins for the Petrovalve line of downhole pump components.

Operating loss decreased $10,919 or 14% in the first three months of 2004 compared to the same period in 2003.

Capital Resources and Liquidity

In the first three months of 2004, the Company produced net income of $233,990 and had positive cash flow from operations of $156,306. This turnaround from the same period in 2003 is a result of significant improvement in operating results for all reporting units due to increased activity and operational efficiencies. The positive cash flow from operations is a result of higher net income offset by increased net working capital requirements to grow operations in the first quarter of 2004.

As of March 31, 2004, net working capital was a negative $4,430,198, resulting in a current ratio of .52 to 1. Both accounts receivable and inventories have increased due to increased levels of activity, for the majority of reporting units, between the fourth quarter of 2003 and the first quarter of 2004. Accounts payable have also increased primarily due to increased trade payables from a higher level of business activity.

Cash and cash equivalents are $0.00 at March 31, 2004. Overall, the level of business activity is increasing and cash flow from operations is improving, but cash flow is still tenuous.

Capital expenditures in the first three months of 2004 were $36,331 and were used for vehicle and machinery purchases. For the first three months of 2003 capital expenditures totaled $117,578. These expenditures were primarily for additional improvements at the MTI transload facility in Raceland, Louisiana, and the purchase of a new financial software package and related hardware. Capital expenditures budgeted for 2004 are approximately $470,000.

In January, 2004, the Company issued 133,333 shares of its common stock in a private offering to “accredited investors” in exchange for $100,000 subscription proceeds, which was paid by the tender to the Company of $100,000 of cash.

The Company made debt service payments of $187,315 and repayments to related parties of $32,660 during the first three months of 2004. The company has estimated minimum debt service payments in 2004 of $5,659,696 million. This includes minimum principal and interest payments on Related Party indebtedness, Short-Term Notes Payable, and Long-Term Debt as discussed in Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements.

The Company believes its continuing operations are capable of generating sufficient cash flow to meet its debt service obligations under current market conditions. However, if a market downturn occurred it would be difficult to meet debt service obligations without increased sales. While the market we serve continues to steadily improve, as well as our cash flow position, we believe the Company will need to raise additional capital through the sale of its debt or equity securities to provide the necessary cash flow to grow the business. There can be no assurance that the Company will be able to secure such financing on acceptable terms or raise the required equity.

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

On May 1, 2002, Milam Tool Company and the Estate of Jack J. Milam filed a complaint against Flotek Industries, Inc., Turbeco, Inc. and Jerry D. Dumas, Sr., individually, in the United States District Court for the Southern District of Texas, Houston Division. The complaint asserts that the sale of TURBO-LOK turbulators, which are part of the Company’s Drilling Products segment, violates an agreement among the parties and infringes a United States patent controlled by the Plaintiffs. Plaintiffs seek injunctive relief and unspecified damages. The Company has answered the complaint. On October 14, 2003, the Court entered a Memorandum and Order interpreting the claims of the patent and the settlement agreement. The Court adopted many of Flotek's positions and ordered mediation within 45 days. Plaintiffs moved for reconsideration or leave to file an appeal and the Court then postponed the mediation deadline. The Company strongly denies the assertions in the complaint and intends to continue to vigorously contest this matter. We believe the results of these legal actions will not have a material adverse effect on the Company's consolidated financial position.

Item 6 – Exhibits

(a) Exhibits:

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer

32.2	Certification of Periodic Report by Chief Financial Officer

(b) Reports on Form 8-K:

Exhibit Number		Description of Exhibit

(i)	*	Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2004, reporting under Item 5 – Other Events and Item 7 – Financial Statements, Pro Forma Information and Exhibits. This exhibit is incorporated by reference.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004 /s/ Lisa G. Bromiley ————————————————— Lisa G. Bromiley Chief Financial Officer