Form 10QSB
period 2004-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2004-08-17
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Yes [x] No [_]

The number of shares of the Registrant’s common stock outstanding on August 16, 2004 was 6,666,003.

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

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	For the Period Ended
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$--	$--
Accounts receivable, less reserve of $16,476 and $31,102
as of June 30, 2004 and December 31, 2003, respectively	2,493,685	1,977,926
Inventories	2,234,774	1,905,070
Other current assets	62,426	113,326

Total current assets	4,790,885	3,996,332

Property, plant and equipment, net	2,378,063	2,644,860
Goodwill, net	7,291,084	7,145,713
Patents and other intangible assets, net	155,152	183,443

Total assets	$14,615,184	$13,970,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,103,491	$2,961,805
Accrued liabilities	817,753	623,006
Short-term notes payable	3,421,476	3,482,325
Current portion of long-term debt	1,011,242	1,596,221
Amounts due to related parties	533,491	581,151

Total current liabilities	8,887,453	9,244,508

Long-term debt	2,385,754	2,165,726
Stockholders' equity:
Preferred stock, $.0001 par value, 100,000 shares authorized,
no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized,
6,666,003 and 6,521,670 shares issued and outstanding
as of June 30, 2004 and December 31, 2003, respectively	666	652
Additional paid-in capital	17,079,042	16,973,056
Accumulated deficit	(13,737,731)	(14,413,604)

Total stockholders' equity	3,341,977	2,560,104

Total liabilities and stockholders' equity	$14,615,184	$13,970,338

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$4,810,976	$3,617,869	$9,607,367	$6,946,314
Cost of sales	2,660,573	2,283,134	5,488,404	4,295,554

Gross margin	2,150,403	1,334,735	4,118,972	2,650,760
Expenses:
Selling, general and administrative	1,393,565	1,279,388	2,738,216	2,220,977
Depreciation and amortization	182,848	152,855	364,274	303,704
Research and development	--	23,628	--	40,687

Total expenses	1,576,413	1,455,871	3,102,490	2,565,368

Operating income (loss)	573,900	(121,136)	1,016,482	85,392
Other income (expense):
Interest expense	(166,348)	(170,297)	(344,063)	(300,906)
Other income, net	34,241	346	3,454	1,776

Total other income (expense)	(132,107)	(169,951)	(340,609)	(299,130)

Income (loss) from continuing operations	441,883	(291,087)	675,873	(213,738)
Loss from discontinued operations	--	(410,689)	--	(486,974)
Loss on disposal of discontinued
operations	--	(1,157,835)	--)	1,157,835)

Net income (loss)	$441,883	$(1,859,611)	$675,873	$(1,858,547)

Basic and diluted income (loss) per common
share:
Income (loss) from continuing operations	0.07	(0.05)	0.10	(0.04)
Loss from discontinued operations	--	(0.07)	--	(0.08)
Loss on disposal of discontinued
operations	--	(0.21)	--	(0.21)

Basic net income (loss) per
common share	$0.07	$(0.33)	$0.10	$(0.33)

Diluted net income (loss) per
common share	$0.06	$(0.33)	$0.10	$(0.33)

Weighted average number of
shares outstanding	6,662,939	5,635,223	6,644,363	5,578,760

Weighted average common and common equivalent
shares outstanding	6,918,077	5,635,223	6,881,946	5,578,760

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulatd Deficit	Total

Balance at December 31, 2003	6,521,670	$ 652	$ 16,973,056	$ (14,413,604)	$ 2,560,104
Stock issued for cash	143,333	14	105,986	--	106,000
Net income	--	--	--	675,873	675,873

Balance at June 30, 2004	6,665,003	$ 666	$ 17,079,042	$ (13,737,731)	$ 3,341,997

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Income (loss) from continuing operations	$675,873	$(213,738)
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	364,274	303,704
Stock Grant	--	75,000
Change in assets and liabilities:
Accounts receivable, net	(515,759)	(698,847)
Inventories	(329,704)	39,474
Deposits and other	50,899	1,859
Accounts payable and accrued liabilities	211,224	679,711

Net cash provided by continuing operations	456,807	187,163
Net cash used in discontinued operations	--	(748,490)

Net cash provided by (used in) operating activities	456,807	(561,327)

Cash flows from investing activities:
Capital expenditures	(69,186)	(274,323)
Acquisition - additional goodwill	(20,161)	--

Net cash used in investing activities from continuing operations	(89,347)	(274,323)
Net cash used in investing activities from discontinued operations	--	--

Net cash used in investing activities	(89,347)	(274,323)

Cash flows from financing activities:
Issuance of stock and options exercised for cash	106,000	--
Proceeds from borrowings	--	319,993
Repayments of indebtedness	(425,800)	(225,602)
Repayments to related parties	(47,660)	--
Proceeds from related parties	--	655,322

Net cash provided by (used in) financing activities from continuing operations	(367,460)	849,713

Net cash used in financing activities from discontinued operations	--	(14,063)

Net cash provided by (used in) financing activities	(367,460)	835,650

Net decrease in cash and cash equivalents	--	--
Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	$--	$--

Cash paid for interest	$156,365	$130,605

Goodwill additions through accrued acquisition costs	$125,210	$--

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

Note 2 – Discontinued Operations

During the third quarter of 2003, The Equipment Specialties (“ESI”) reporting unit, which designed, manufactured and rebuilt specialized cementing and stimulation equipment, was discontinued and the assets were sold to Special Equipment Manufacturing, Inc. (“SEM”). ESI assigned its remaining lease obligation of $1.3 million with Oklahoma Facilities, LLC (“Facilities”) to SEM, thus eliminating any future liability for this capital lease obligation. To effect this assignment, the Company agreed to pay Facilities an additional $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in six equal installments beginning November 15, 2003. As of June 30, 2004, Facilities is owed $61,700 in payments for this obligation, which is recorded in accrued liabilities.

The Equipment Specialties Division has been accounted for as a discontinued operation and therefore, the results of its operations and its cash flows have been removed from the Company’s results of continuing operations for all periods presented in this document.

Note 3 – Inventories

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. The components of inventories at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003

Raw materials	$668,594	$363,409
Finished goods	2,142,690	2,033,015

Total inventory	2,811,284	2,396,424
Inventory obsolescence reserve	(576,510)	(491,354)

Inventories, net	$2,234,774	$1,905,070

Note 4 – Property, Plant and Equipment

The Company evaluates the impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. As of June 30, 2004, the Company did not recognize any impairment associated with its long-lived assets.

At June 30, 2004 and December 31, 2003, property, plant and equipment were comprised of the following:

	June 30, 2004	December 31, 2003

Land	$68,000	$68,000
Buildings and leasehold improvements	1,959,427	1,954,254
Machinery and equipment	953,224	942,129
Furniture and fixtures	89,981	89,981
Transportation equipment	514,651	470,416
Computer equipment	422,334	415,833

Total property plant and equipment	4,007,617	3,940,613
Less accumulated depreciation	(1,629,554)	(1,295,753)

Net property plant and equipment	$2,378,063	$2,644,860

Note 5 – Patents and Other Intangible Assets

The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. As of June 30, 2004, the Company did not recognize any impairment associated with its intangible assets.

Patents and other intangible assets are comprised of the following:

Patents and other intangible assets are comprised of the following:

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$283,616	$138,912	$281,434	$129,331
Other Intangibles	104,464	94,016	104,464	73,124
Total	$388,080	$232,928	$385,898	$202,455

Note 6 – Goodwill

On February 19, 2002, the Company acquired 100% of the common stock of IBS 2000, Inc. (“IBS”), a Denver based company engaged in the development and manufacture of environmentally neutral chemicals for the oil industry. As part of the merger agreement, the Company agreed to pay IBS twenty-five percent of the division’s earnings before interest and taxes for the three one year periods ending on March 31, 2003, 2004 and 2005. The Company recorded additional goodwill of $145,371 in the second quarter of 2004 for the two year period ending March 31, 2004, all attributable to the Chemical segment. The additional merger consideration will be paid out over a five month period beginning June 2004. See Results by Segment.

Note 7 – Short-Term Notes Payable

Short-term notes payable at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003

Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate
(4% at June 30, 2004) plus 4.25%, due in August 2004,
with maximum borrowings of $2,250,948 (1) (2)	$2,250,948	$2,250,948
Note payable to Oklahoma Facilities, secured by accounts receivable, bearing interest at the prime rate plus 4.25%, due upon collection of the pledged accounts receivable or October 1, 2004, whichever is
earlier (3)	495,780	495,780
Note payable to bank, bearing interest at prime rate plus 4.25%, payable in monthly installments of $15,394 including interest, due
in September 2004 (2)	674,748	735,597

Total notes payable	$3,421,476	$3,482,325

(1)	Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory. Eligible accounts receivable and inventory has increased 21% since December 31, 2003 as a result of increased receivables and inventory associated with higher sales levels.

(2)	As of June 30, 2004, the Company was in arrears in the amount of $31,123 in interest and principal payments. See Note 13.

(3)	On July 25, 2002, the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. The majority of the note is secured by an account receivable from the Company's major customer in Venezuela. The note is due upon the earlier of collection of the account receivable, or October 1, 2004. As of June 30, 2004, the Company owed approximately $13,600 in unpaid interest to Facilities. See Note 13.

Note 8 – Long-Term Debt

Long-term debt at June 30, 2004 and December 31, 2003, consisted of the following:

	June 30, 2004	December 31, 2003

Notes payable to shareholders of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual
installments of $200,000 each beginning January 2002 (1)	$800,000	$800,000
Note payable to bank, bearing interest at the prime rate
(4% at June 30, 2004) plus 1%, payable in monthly
installments of $39,812 including interest, due in
January 2008 (2)	1,581,385	1,726,320
Construction loan payable to bank, bearing interest at the prime rate plus 4.25%, payable in monthly installments of $16,715
including interest, due in December 2007 (2)	622,147	681,852
Note payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $14,823 including interest,
due in September 2004 (2)	81,252	176,030
Mortgage note secured by a first lien on property, payable to
Marvin E. Eckert, Jr. and Wanda Eckert, bearing interest at
10%, payable in monthly installments of $1,470 including
interest, due in December 2012	100,729	104,410
Note payable to Bauer & Skloss, LLP, bearing interest at 10%
annually, payable in monthly installments of $8,792 monthly
beginning April 2004	75,926	100,000
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of
$1,934 including interest, due in May 2006	37,954	48,219
Secured vehicle and other equipment loans	97,603	125,116

Total	3,396,996	3,761,947
Less current maturities	1,011,242	1,596,221

Long-term debt	$2,385,754	$2,165,726

(1)	On On June 30, 2004 forbearance agreements made on December 31, 2003 were modified to defer the $200,000 payment due on or before June 30, 2004 to December 31, 2004, with no interest penalty. All other due dates for payments set forth in the Promissory Notes are extended three years from the original due date specified in the Promissory Notes.

(2)	As of June 30, 2004, the Company was in arrears in the amount of $71,300 in interest and principal payments which was paid in July 2004. See Note 13.

As of June 30 , 2004, the Company had not received any notices of default or acceleration from any of its lenders.

Although we have met our debt service obligations during the year, our insufficient liquidity remains a financial risk paritcularly if a debt holder demanded immediate payment.

The Company believes the fair value of its long-term debt approximates the recorded value at June 30, 2004.

Note 9 – Related Party Transactions

On August 27, 2003, CESI Chemical (“CESI”), a Flotek Industries, Inc. subsidiary, entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to defer $359,993 of purchases made by SCL on CESI’s behalf for 12 months. The agreement provides for monthly principal plus interest of 1% per month on the unpaid balance. SLC is owed $347,333 plus $10,420 in unpaid interest as of June 30, 2004. SCL is owned jointly by Dr. Penny and Mr. Beall, both of whom are directors as well as principal shareholders of Flotek Industries, Inc. Dr. Penny is also an employee of the Company.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., Chairman of the Board and Chief Executive Officer of the Company, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6% annually. This note was paid down to $95,000 as of September 9, 2003, and refinanced as of that date with a $10,000 principal payment due October 31, 2003 and monthly payments of $5,000 due until the note is paid in full, bearing interest at 10% per annum. As of June 30, 2004, this note had an unpaid balance of $45,000. Additional demand notes from Mr. Dumas total $141,158, bearing interest at 10% per annum.

On July 25, 2002 the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. See Note 6 to Consolidated Financial Statements.

Note 10 – Stock Based Compensation Expense

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under APB No. 25‘s intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Any difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. Pro forma net income and earnings per common share disclosures as if the Company recorded compensation expense based on the fair value method for stock-based awards have been presented in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure”, and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2004	2003	2004	2003

Income (loss) from continuing operations:
share:
As Reported:	$441,883	$(291,087)	$675,873	$(213,738)
Stock-based employee compensation expense determined under fair value based method	17,781	57,078	34,267	57,078

Pro forma net income	$424,102	$(348,165)	$641,606	$(270,816)

Basic income (loss) per share from continuing operations:
As reported	0.07	(0.05)	0.10	(0.04)
Pro forma	0.06	(0.06)	0.10	(0.05)
Diluted income (loss) per share from continuing operations:
As reported	0.06	(0.05)	0.10	(0.04)
Pro forma	0.06	(0.06)	0.09	(0.05)

Note 11 – Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential dilutive common shares outstanding. For the three months and six months ended June 30, 2004, 86,843 exercisable stock options and 56,029 exercisable stock warrants were excluded from the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price of the Company’s common stock. The potentially dilutive securities for the three and six months ended June 30, 2003 were not included in the computation of diluted earnings per share, since doing so would have been antidilutive due to our net loss position.

A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		2004	2003	2004	2003

Weighted average common shares outstanding for basic EPS	6,662,916	5,635,223	6,643,575	5,578,760
Effect of dilutive securities	256,855	--	244,761	--

Adjusted weighted average common shares outstanding for diluted EPS	6,919,771	5,635,223	6,888,336	5,578,760

Note 12 – Segment Information

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

The Company’s product lines are divided into three segments within the oilfield service industry:

o The Chemicals & Logistics segment which is made up of two business units. The CESI Chemical business unit develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production. The Materials Translogistics, Inc. (“MTI”) business unit manages automated bulk material handling, loading facilities, and blending capabilities for other oilfield service companies.

o The Drilling Products segment manufactures and markets the Turbeco line of casing centralizers, Dura-Flo mud shaker screens and external casing packers for coal bed methane drilling.

o The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

The Company’s reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies disclosed in Form 10K-SB for the year ending December 31, 2003. The Company evaluates the performance of its operating segments based on operating income excluding unusual charges. Intersegment sales and transfers are not material and are eliminated upon consolidation.

The following table presents the revenues and operating income by business segment and on a comparable basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Chemical and Logistics	$4,078,968	$3,047,091	$7,487,583	$5,744,437
Drilling Products	693,912	530,238	1,957,098	1,126,935
Production Products	38,096	40,540	162,695	74,942

Consolidated	$4,810,976	$3,617,869	$9,607,376	$6,946,314

Operating income (loss):
Chemical and Logistics	$1,291,076	$405,793	$1,938,839	$838,863
Drilling Products	(30,388)	71,514	288,521	243,084
Production Products	(169,521)	(78,098)	(237,742)	(157,239)
Corporate and Other	(517,177)	(520,345)	(973,136)	(839,316)

Consolidated	$573,990	$(121,136)	$1,106,482	$85,392

Note 13 – Subsequent Events

During July 2004, the Company paid $30,800 in delinquent interest and principal payments on its short-term notes payable and line of credit to the bank.

During July 2004, the Company paid Oklahoma Facilities $3,408 of the total $13,600 delinquent interest on its short-term notes payable.

During July 2004, the Company paid $71,300 in delinquent interest and principal payments on its long-term debt.

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

The Company’s product lines are divided into three segments within the oilfield service industry:

o The Chemicals & Logistics segment which is made up of two business units. The CESI Chemical business unit develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production. The Materials Translogistics, Inc. (“MTI”) business unit manages automated bulk material handling, loading facilities, and blending capabilities for other oilfield service companies.

o The Drilling Products segment manufactures and markets the Turbeco line of casing centralizers, Dura-Flo mud shaker screens and external casing packers for coal bed methane drilling.

o The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

Our businesses serve the oil and gas industry and are affected by changes in the worldwide demand for and price of oil and natural gas. The majority of our products are dependent on the level of exploration and development activity and the completion phase of oil and gas well drilling. Other products and services, such as our Petrovalve downhole pump products and certain of our specialty chemicals are more closely tied to the production of oil and gas and are less dependent on drilling activity. We consider our key business drivers to include rig count, oil and natural gas production levels and current and expected future energy prices.

The oil and gas industry has remained strong through 2004, with prices and drilling activity continuing to increase. The U.S. rig count, as measured by Baker Hughes Incorporated, has steadily grown from an average of 1,028 for the second quarter of 2003 to an average of 1,163 for the second quarter of as of 2004. Drilling activity should remain strong due to the growing global demand for crude and natural gas. Natural gas and crude oil prices hit record highs during the second quarter. The current 12-month strip for natural gas is $6.32/MCF and $41.19/BBL for light crude. Our business will benefit from these oil and gas commodity prices and the increase in drilling activity as we have seen this year.

Management continues to actively seek potential profitable acquisition or merger candidates in our core business to either decrease costs of providing products or add new products and customer base to diversify the Company’s market.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$4,810,976	$3,617,869	$9,607,367	$6,946,314
Cost of sales	2,660,573	2,283,134	5,488,404	4,295,554

Gross margin	2,150,403	1,334,735	4,118,972	2,650,760

Gross margin percentage	44.7%	36.9%	42.9%	38.2%
Expenses:
Selling, general and administrative	1,393,565	1,279,388	2,738,216	2,220,977
Depreciation and amortization	182,848	152,855	364,274	303,704
Research and development	--	23,628	--	40,687

Total expenses	1,576,413	1,455,871	3,102,490	2,565,368

Operating income (loss)	573,900	(121,136)	1,016,482	85,392
Operating income (loss) percentage	11.9%	(3.3% )	10.6%	1.2%
Other income (expense):
Interest expense	(166,348)	(170,297)	(344,063)	(300,906)
Other income, net	34,241	346	3,454	1,776

Income (loss) from continuing operations	$441,883	$(291,087)	$675,873	$(213,738)

Total revenues increased by $1,193,107 or 33.0% during the second quarter of 2004 over the same period in 2003. As discussed in the segment analysis that follows, this significant increase in revenues was due to strong performance by our Chemicals & Logistics segment, particularly with our line of biodegradable “green” chemicals.

Total revenues increased by $2,661,062 or 38.3% during the first half of 2004 over the same period in 2003. The increase in sales of specialty chemicals and Turbeco casing centralizers is partially attributable to the increased exploration and production activity for oil and gas as evidenced by a 18.5% increase in average daily rig count from 963 over the first six month period in 2003 versus 1,141 for the first six month period in 2004. Strong sales in our Chemicals and Logistics segment and our Downhole segment contributed to the improvement.

On an aggregate basis, gross margin as a percentage of revenues for the second quarter increased from 36.9% in 2003 to 44.7% in 2004. For the six months ending June 30th, the gross margin percentage increased from 38.2% in 2003 to 42.9% in 2004. Improved margins in the Chemical and Logistics segment were primarily responsible for the growth in margins. The gross margin is best analyzed on a segment by segment basis, discussed below, as the gross margin varies significantly between operating segments and can vary significantly from period to period in certain operating segments.

In June of this year Flotek finalized a $75,000 settlement with Milam Tool Company without any admission of patent infringement by Company. The mediation of the matter resulted in a joint agreement to dismiss the suit which was filed on May 1, 2002. See Legal Matters.

SG&A represents the costs of selling and general and administrative expenses not directly attributable to products sold or services rendered. SG&A costs as a percentage of revenue continued to decrease, and amounted to 29.0% of revenues for the second quarter of 2004 versus 35.4% of revenues for the same period in 2003. SG&A costs as a percentage of revenue for the first half of 2004 were 28.5% down from 32.0% for the first half of 2003. Significant emphasis continues to be placed on growing sales while reducing SG&A costs across the organization. During the second quarter there was in increase in legal fees related to the Milam patent settlement as well as personnel placement fees associated with the management restructuring of the Petrovalve business unit. These costs were offset by expenses related to the IBS acquisition that were reclassified to goodwill. See Note 6.

Interest expense in the second quarter and first half of 2004 compared to same period in 2003 was higher due to higher interest rates, which were offset by lower overall debt levels. The majority of the Company’s indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Results by Segment

Chemicals & Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$4,078,968	$3,047,091	$7,487,583	$5,744,437
Gross margin	1,842,949	998,114	3,148,676	1,925,073
Gross margin percentage	45.2%	32.8%	42.1%	33.5%
Operating income	$1,291,076	$405,793	$1,938,839	$838,863
Operating margin percentage	31.7%	13.3%	25.9%	14.6%

Chemicals & Logistics revenues increased $1,031,877 or 33.9%, during the second quarter 2004 compared to the same period in 2003. The increase in sales is attributable to continued increase in drilling activity and expanded market penetration in the U.S., Canada, Mexico and Russia. The most significant revenue growth relates to our environmental friendly “green” chemicals in the U.S., which have grown 161% from $244,800 for the second quarter of 2003 to $639,845 for the same period in 2004. CESI Chemical’s focus on applied research has resulted in the penetration of new markets, a continued expanding customer base, product portfolio and increased margins. Recently our applied research resulted in the development and subsequent sale of products to the drilling fluids industry, a new sales segment to the Company.

The gross margin in this segment also increased, from 32.8% for the second quarter of 2003 to 45.2% in the same comparable period in 2004. The increase in margin is attributable to increased sales of our novel and proprietary chemicals that command higher margins than other products sold by this segment A credit from a supplier for a pricing error made in 2003 and 2004 reduced cost of goods sold in the second quarter by approximately $83,000. In addition, our Logistics division more than doubled their gross margin this quarter versus last year, contributing to the significant increase in margins.

Operating income increased $885,283, or 218%, in the second quarter 2004 compared to the same period in 2003, primarily as a result of increased sales in the Chemical division and improved gross margins in the Chemical and Logistics business unit. The supplier credit and reclassification of accrued expenses to goodwill related to the IBS 2000 acquisition improved overall operating income by approximately $220,000. See Footnote 6 — Goodwill.

Drilling Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$693,912	$530,238	$1,957,098	$1,126,935
Gross margin	300,792	299,206	904,367	670,631
Gross margin percentage	43.4%	56.4%	46.2%	59.5%
Operating income	$(30,388)	$71,514	$288,521	$243,084
Operating margin percentage	(4.4)%	13.5%	14.7%	21.6%

Drilling Products revenues increased $163,674 during the second quarter of 2004 over 2003, a 30.8% increase in revenues despite a slow down in orders from its core customers. The growth in revenue was driven by increased sales of the Turbeco line of casing centralizers and additional new products such as the Integral Joint Bow Spring Centralizer and the Econo-Bow Centralizer.

While gross margin percentage was lower in the second quarter 2004 versus 2003, total gross margin remained constant between quarters due to higher sales volume. The decrease in our gross margin percentage is due to a change in product mix, with a higher percentage of sales attributed to the Integral Joint Bow Spring Centralizer and the Econo-Bow Centralizer, which are lower margin products.

Operating income decreased during the second quarter 2004 versus 2003 due to increased field indirect expenses associated with restructuring management in the division.

Production Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$38,096	$40,540	$162,695	$74,942
Gross margin	6,662	37,414	65,929	55,056
Gross margin percentage	17.5%	92.3%	40.5%	73.5%
Operating income (loss)	$(169,521)	$(78,098)	$(237,742)	$(157,239)
Operating margin percentage	(445.0)%	(193.0)%	(146.1)%	(210.0)%

Production Product revenues remained constant over the second quarter of 2004 compared to the same period in 2003. Flotek has recently expanded the unit’s management team and reassesed the unit’s marketing plan. Higher general and administrative costs were incurred in the second quarter of 2004 associated with these initiatives.

Petrovalve will be actively marketed in the U.S., Canada, Mexico, South America and Oman based on outstanding performance of the valve in client test wells. Currently Petrovalve has representation in 14 countries. The Petrovalve is a guided valve assembly used in sucker rod pumps as a replacement for conventional ball and seat valves. Operationally, the Petrovalve has continued to outperform conventional valves in the field.

The turnaround of this unit is a key component of management’s focus for 2004.

Capital Resources and Liquidity

In second quarter of 2004, the Company produced net income of $441,883 and had positive cash flow from operations of $300,501. For the first six months of 2004 the Company produced net income of $675,873 and had positive cash flow from operations of $456,807. This turnaround from 2003 is a result of significant improvement in operating results for our reporting units due to increased sales and operational efficiencies. The positive cash flow from operations is a result of higher net income offset by increased net working capital requirements to grow operations in 2004.

Cash and cash equivalents are $0.00 at June 30, 2004. Overall, the level of business activity is increasing and cash flow from operations is improving, but cash flow is still tenuous.

Current liabilities include a fully utilized line of credit of $2,250,948 that has been used to fund increased working capital needs associated with increase sales. Both accounts receivable and inventories have increased due to increased sales levels during the year. Accounts payable and accrued liabilities have also increased, but at a lower rate than current assets. Current assets have increased $794,563 during the first half of 2004, while current liabilities have decreased $357,055 over the same period.

Capital expenditures in the second quarter 2004 were $32,855 and were used for vehicle and machinery purchases, versus $156,745 for the same period in 2003. The 2003 expenditures were primarily for additional improvements at the MTI transload facility in Raceland, Louisiana.

In January, 2004, the Company issued 133,333 shares of its common stock in a private offering to “accredited investors” in exchange for $100,000 subscription proceeds, which was paid by the tender to the Company of $100,000 of cash.

The Company made debt service payments of $425,800 and repayments to related parties of $47,660 during the first half of 2004. Without renegotiating any of its current debt terms, the company has estimated debt service payments of $5,188,725 for the remainder of 2004. This includes minimum principal and interest payments on Related Party indebtedness, Short-Term Notes Payable, and Long-Term Debt as discussed in Notes 6, 7 and 8 of the Notes to Consolidated Financial Statements. Included in this amount is a line of credit for $2,250,948 that matures on August 30, 2004 and a note to the bank for $674,748 that matures on September 30, 2004. The Company is renegotiating the terms of these debt agreements during the third quarter 2004.

The Company believes its continuing operations are capable of generating sufficient cash flow to meet its debt service obligations under current market conditions. However, if a market downturn occurred it would be difficult to meet debt service obligations without increased sales or the addition of capital through the sale of debt or equity securities. Although we have met our debt service obligations during the year, our insufficient liquidity remains a financial risk particularly if a debt holder demanded immediate payment.

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

o The Company’s debt service obligations may limit our ability to fund operations and capital spending or provide for future growth.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

On June 27th, 2004 Flotek settled the legal suit of Milam Tool Company and the Estate of Jack J. Milam vs. Flotek Industries, Inc., Turbeco, Inc. and Jerry Dumas, individually, C.A. No. H-02-1647, in the United States District Court, Southern District of Texas, Houston Division.

The Company voluntarily elected to settle the litigation with Milam Tool Company for $75,000. The settlement agreement was finalized without any ruling against the Company. Mediation of the matter resulted in joint agreements to dismiss the suit without any admission of patent infringement by our Turbeco subsidiary.

Currently the Company is not named or involved in any litigation.

Item 6 – Exhibits

(a) Exhibits:

Index to Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer

32.2	Certification of Periodic Report by Chief Financial Officer

(b) Reports on Form 8-K:

Exhibit Number		Description of Exhibit

(i)	*	Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2004, reporting under Item 12 – Results of Operations and Financial Condition – This exhibit is incorporated by reference.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004 /s/ Lisa G. Bromiley ————————————————— Lisa G. Bromiley Chief Financial Officer