Form 10QSB
period 2004-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2004-11-16
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

Yes [x] No [_]

The number of shares of the Registrant’s common stock outstanding on November 15, 2004 was 6,668,004.

Transitional Small Business Disclosure Format:

Yes [_] No [x]

FLOTEK INDUSTRIES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE

CERTIFICATIONS
Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer	Exhibit 31.1
Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer	Exhibit 31.2
Certification of Periodic Report by Chief Executive Officer	Exhibit 32.1
Certification of Periodic Report by Chief Financial Officer	Exhibit 32.2

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Information

FLOTEK INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	For the Period Ended
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$--	$--
Accounts receivable, less reserve of $16,743 and $31,102
as of September 30, 2004 and December 31, 2003, respectively	2,961,503	1,977,926
Inventories	2,393,827	1,905,070
Other current assets	65,008	113,326

Total current assets	5,420,338	3,996,332

Property, plant and equipment, net	2,256,926	2,644,860
Goodwill, net	7,375,346	7,145,713
Patents and other intangible assets, net	140,810	183,443

Total assets	$15,193,420	$13,970,338

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,525,770	$2,961,805
Accrued liabilities	1,256,028	623,006
Short-term notes payable	3,017,923	3,482,325
Current portion of long-term debt	1,051,328	1,596,221
Amounts due to related parties	518,491	581,151

Total current liabilities	8,369,540	9,244,508

Long-term debt	2,776,995	2,165,726
Stockholders' equity:
Preferred stock, $.0001 par value, 100,000 shares authorized,
no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized,
6,668,004 and 6,521,670 shares issued and outstanding
as of September 30, 2004 and December 31, 2003, respectively	666	652
Additional paid-in capital	17,080,842	16,973,056
Accumulated deficit	(13,034,623)	(14,413,604)

Total stockholders' equity	4,046,885	2,560,104

Total liabilities and stockholders' equity	$15,193,420	$13,970,338

        The accompanying notes are an integral part of these condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$5,671,044	$4,165,961	$15,278,420	$11,112,275
Cost of sales	3,174,442	2,418,688	8,662,846	6,714,243

Gross margin	2,496,602	1,747,273	6,615,574	4,398,032
Expenses:
Selling, general and administrative	1,389,135	1,249,253	4,127,350	3,468,567
Depreciation and amortization	173,686	167,701	537,960	471,404
Research and development	--	5,967	--	46,654

Total expenses	1,562,821	1,422,921	4,665,310	3,986,625

Operating income	933,781	324,352	1,950,264	411,407
Other income (expense):
Interest expense	(178,900)	(146,644)	(522,961)	(447,552)
Other income, net	48,223	26,008	51,678	26,123

Total other income (expense)	(130,677)	(120,636)	(471,283)	(421,429)

Pretax income (loss) from continuing operations	803,104	203,716	1,478,981	(10,022)
Provision for income taxes	(100,000)	--	(100,000)	--

Income (loss) from continuing operations	703,104	203,716	1,378,981	(10,022)

Loss from discontinued operations	--	(58,642)	--	(545,613)
Loss on disposal of discontinued
operations	--	--	--	(1,157,835)

Net income (loss)	$703,104	$145,074	$1,378,981	$(1,713,470)

Basic and diluted income (loss) per common
share:
Income (loss) from continuing operations	$0.11	$0.03	$0.21	$--
Loss from discontinued operations	--	(0.01)	--	(0.09)
Loss on disposal of discontinued
operations	--	--	--	(0.20)

Basic net income (loss)
per common share	$0.11	$0.02	$0.21	$(0.29)

Diluted net income (loss)
per common share	$0.10	$0.02	$0.19	$(0.29)

Weighted average number of common
shares outstanding	6,666,330	6,223,664	6,656,496	5,792,427

Weighted average common and commmon
equivalent shares outstanding	7,309,369	6,414,824	7,303,141	5,792,427

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulatd Deficit	Total

Balance at December 31, 2003	6,521,670	$ 652	$ 16,973,056	$ (14,413,604)	$ 2,560,104
Stock issued for cash	146,334	14	107,786	--	107,800
Net income	--	--	--	1,378,981	1,378,981

Balance at September 30, 2004	6,668,004	$ 666	$ 17,080,842	$ (13,034,623)	$ 4,046,885

        The accompanying notes are an integral part of these condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$1,378,981	$(10,022)
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	537,960	471,404
Stock grant	--	75,000
Gain/loss on sale of assets	--	2,756
Changes in:
Accounts receivable	(983,577)	(817,352)
Inventories	(488,757)	(199,224)
Other current assets	48,318	(145,118)
Accounts payable and accrued expenses	47,878	1,053,410

Net cash provided by continuing operations	540,803	430,854
Net cash provided by discontinued operations	--	(821,514)

Net cash provided by (used in) operating activities	540,803	(390,660)

Cash flows from investing activities:
Capital expenditures	(107,393)	(434,419)
Proceeds from sale of assets	--	8,924
Acquisition of goodwill due to contigent merger consideration	(80,524)	--

Net cash used in investing activities	(187,917)	(425,495)

Cash flows from financing activities:
Issuance of common stock	107,800	525,000
Proceeds from borrowings	302,019	319,993
Repayments of indebtedness	(700,045)	(670,097)
Repayments of amounts due to related parties	(62,660)	--
Proceeds from related parties	--	655,322

Net cash provided by (used in) financing activities from continuing operations	(352,886)	830,218

Net cash used in financing activities from discontinued operations	--	(14,063)

Net cash provided by financing activities	(352,886)	816,155

Net change in cash and cash equivalents	--	--
Cash and cash equivalents at beginning of period	--	--

Cash and cash equivalents at end of period	$--	$--

Supplimental cash flow information:
Cash paid for interest	$531,000	$474,123
Goodwill additions through accrued acquisition costs	$149,109	$--

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

Note 2 – Discontinued Operations

During the third quarter of 2003, The Equipment Specialties (“ESI”) reporting unit, which designed, manufactured and rebuilt specialized cementing and stimulation equipment, was discontinued and the assets were sold to Special Equipment Manufacturing, Inc. (“SEM”). ESI assigned its remaining lease obligation of $1.3 million with Oklahoma Facilities, LLC (“Facilities”), a related party, to SEM eliminating any future liability for this capital lease obligation. To effect this assignment, the Company agreed to pay Facilities $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in six equal installments beginning November 15, 2003. As of September 30, 2004, Facilities is owed $30,866 in payments for this obligation, which is recorded in accrued liabilities.

ESI has been accounted for as a discontinued operation and therefore, the results of its operations and its cash flows have been removed from the Company’s results of continuing operations for all periods presented in this document.

Note 3 – Inventories

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the average cost method. The Company maintains a reserve for impaired or obsolete inventory, which is reviewed for adequacy on a periodic basis. The components of inventories at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003

Raw materials	$708,112	$363,409
Finished goods	2,219,163	2,033,015

Total inventory	2,927,275	2,396,424
Inventory obsolescence reserve	(533,448)	(491,354)

Inventories, net	$2,393,827	$1,905,070

Note 4 – Property, Plant and Equipment

The Company evaluates the impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment is recognized in the event that the net book value of an asset exceeds the sum of the future undiscounted cash flows attributable to such asset or the business to which such asset relates and the net book value exceeds fair value. During the nine months ended September 30, 2004, the Company did not recognize any impairment associated with its long-lived assets.

At September 30, 2004 and December 31, 2003, property, plant and equipment were comprised of the following:

	September 30, 2004	December 31, 2003

Land	$68,000	$68,000
Buildings and leasehold improvements	1,978,196	1,954,254
Machinery and equipment	953,224	942,129
Furniture and fixtures	108,481	89,981
Transportation equipment	514,651	470,416
Computer equipment	422,334	415,833

Total property plant and equipment	4,044,886	3,940,613
Less accumulated depreciation	(1,787,960)	(1,295,753)

Net property plant and equipment	$2,256,926	$2,644,860

Note 5 – Patents and Other Intangible Assets

The Company evaluates the recoverability of its intangible assets subject to amortization in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. During the nine months ended September 30, 2004, the Company did not recognize any impairment associated with its intangible assets.

Patents and other intangible assets are comprised of the following:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$284,554	$143,744	$281,434	$129,331
Other Intangibles	104,464	104,464	104,464	73,124
Total	$389,018	$248,208	$385,898	$202,455

Note 6 – Goodwill

On February 19, 2002, the Company acquired 100% of the common stock of IBS 2000, Inc. (“IBS”), a Denver based company engaged in the development and manufacture of environmentally neutral chemicals for the oil industry. As part of the merger agreement, the Company agreed to pay IBS twenty-five percent of the division’s earnings before interest and taxes for the three one year periods ending on March 31, 2003, 2004 and 2005. During the three months and nine months ended September 30, 2004, the Company recorded additional goodwill of $84,263 and $229,633 respectively to reflect additional merger consideration related to this agreement. As of September 30, 2004, $80,524 had been paid. The remainder will be paid and is reflected as accrued liabilities in the accompanying condensed consolidated financial statements during 2004 and 2005. See Results by Segment.

Note 7 – Short-Term Notes Payable

Short-term notes payable at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003

Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate
(4.75% at September 30, 2004) plus 4.25%, due in August 2005,
with maximum borrowings of $2,553,968 (1)	$2,552,968	$2,250,948
Note payable to Facilities, secured by accounts receivable,
bearing interest at the prime rate plus 7.25%, payable in monthly
installments of $15,461, due in July 2005(2)	464,955	495,780
Note payable to bank, bearing interest at prime rate plus 4.25%, payable in monthly installments of $16,005 including interest, due
in October 2008 (3)	--	735,597

Total short-term notes payable	$3,017,923	$3,482,325

(1)	Limited to a borrowing base amount calculated as 60% of eligible accounts receivable and inventory. Eligible accounts receivable and inventory have increased 37% since December 31, 2003 as a result of increased receivables and inventory associated with higher sales levels. The Company negotiated an additional $300,000 of capacity to the line of credit on September 24, 2004 to fund working capital requirements.

(2)	On July 25, 2002, the Company borrowed $500,000 under a promissory note from Facilities. An officer of the Company, who is also a director and principal shareholder, has a minority investment interest in and is an officer of Facilities. The majority of the note is secured by specific Petrovalve inventory. The note was amended on October 1, 2004 bearing interest at the prime rate plus 7.25%, payable in monthly installments of $15,461. A copy of the Amended and Restated Promissory Note agreement dated October 1, 2004 is included as Exhibit 10.1. See Note 8.

(3)	The Company amended the terms of the note on October 1, 2004 and has reclassed note to long term debt. A copy of the Change in Terms dated October 1, 2004 is included as Exhibit 10.2. See Note 8.

Note 8 – Long-Term Debt

Long-term debt at September 30, 2004 and December 31, 2003, consisted of the following:

	September 30, 2004	December 31, 2003

Promissory notes to shareholders and employees of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in five annual
installments of $200,000 each beginning January 2002 (1)	$800,000	$800,000
Term loan payable to bank, bearing interest at the prime rate
(4.75% at September 30, 2004) plus 1%, payable in monthly
installments of $38,602 including interest, due in
March 2008 (2)	1,488,037	1,726,320
Term loan payable to bank, bearing interest at the prime
rate plus 3.75%, payable in monthly installments of $16,240
including interest, due in October 2008 (2)(3)	652,455	--
Term loan payable to bank, bearing interest at the prime
rate plus 4.25%, payable in monthly installments of $16,715
including interest, due in December 2007 (2)	591,767	681,852
Term loan payable to bank, bearing interest at the prime rate plus 1%, payable in monthly installments of $15,337 including interest,
due in November 2004 (2)	27,439	176,030
Mortgage note secured by a first lien on property, payable to
Marvin E. Eckert, Jr. and Wanda Eckert, bearing interest at
10%, payable in monthly installments of $1,470 including
interest, due in December 2012	98,827	104,410
Note payable to Bauer & Skloss, LLP, bearing interest at 10%
annually, payable in monthly installments of $8,792 monthly
beginning April 2004	51,245	100,000
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, payable in monthly installments of
$1,934 including interest, due in May 2006	32,706	48,219
Secured vehicle and other equipment loans	85,847	125,116

Total	3,828,323	3,761,947
Less current maturities	1,051,328	1,596,221

Long-term debt	$2,776,995	$2,165,726

(1)	On June 30, 2004 forbearance agreements made on December 31, 2003 were modified to defer the $200,000 payment due on or before June 30, 2004 to December 31, 2004, with no interest penalty. All other due dates for payments set forth in the promissory notes are extended three years from the original due dates specified in the promissory notes.

(2)	As of September 30, 2004, the Company was in arrears in the amount of $86,688 in interest and principal payments which was paid in October 2004. See Note 13.

(3)	The Company amended the terms of the note on October 1, 2004 and has reclassed note to long term debt. A copy of the Change in Terms dated October 1, 2004 is included as Exhibit 10.2.

During the nine months ended September 30, 2004, the Company had not received any notices of default or acceleration from any of its lenders.

The Company believes the fair value of its long-term debt approximates the recorded value at September 30, 2004.

Note 9 – Related Party Transactions

On August 27, 2003, CESI Chemical (“CESI”), a subsidiary, entered into an agreement with Stimulation Chemicals, LLC (“SCL”) for SCL to make purchases on CESI’s behalf. CESI agreed to pay SCL for purchases of $359,993 over a twelve month period. The agreement provides for monthly principal plus interest of 1% per month on the unpaid balance. At September 30, 2004 and December 31, 2003, the principal balance was $347,333 and $359,993, respectively. SCL is owned jointly by Dr. Penny and Mr. Beall, both of whom are directors as well as principal shareholders of Flotek Industries, Inc. Dr. Penny is also an employee of the Company.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., Chairman of the Board and Chief Executive Officer of the Company, made a short-term loan to the Company for $135,000 to cover operating cash flow requirements. This note bears interest at 6% annually. This note was paid down to $95,000 as of September 9, 2003, and refinanced as of that date with a $10,000 principal payment due October 31, 2003 and monthly payments of $5,000 due until the note is paid in full, bearing interest at 10% per annum. As of September 30, 2004, this note had an unpaid balance of $30,000. Additional demand notes from Mr. Dumas total $141,158, and bear interest at 10% per annum.

On July 25, 2002 the Company borrowed $500,000 under a promissory note from Facilities. An officer, who is also a director and principal shareholder of the Company, has a minority investment interest in and is an officer of Facilities. See Note 7 to Condensed Consolidated Financial Statements.

On June 30, 2004, the Company entered into a forbearance agreement with two stockholders of acquired businesses, which are current employees of the Company, extending $200,000 of principal payments that were due on June 30, 2004 until December 31, 2004 with no interest penalty. The interest at 9% under the terms of the original note continues to be payable quarterly. See Note 8 to Condensed Consolidated Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Income (loss) from continuing operations:
As Reported:	$703,104	$203,716	$1,378,981	$(10,022)
Stock-based employee compensation expense determined under fair value based method	12,808	64,213	47,075	64,213

Pro forma net income	$690,296	$139,503	$1,331,906	$(74,235)

Basic income (loss) per share from continuing operations:
As reported	$0.11	$0.03	$0.21	$(0.00)
Pro forma	0.10	0.02	0.20	(0.01)
Diluted income (loss) per share from continuing operations:
As reported	0.10	0.03	0.19	(0.00)
Pro forma	0.09	0.02	0.18	(0.01)

Note 11 – Net Income (Loss) Per Share

Net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and potential dilutive common shares. For the nine months ended September 30, 2004, 56,029 stock warrants were excluded from the computation of diluted earnings per share because the warrant exercise prices of $13.13 per share were greater than the average market price of the Company’s common stock. The potentially dilutive securities for the nine months ended September 30, 2003 were not included in the computation of diluted earnings per share, since doing so would have been antidilutive due to our net loss position.

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted average shares outstanding for basic EPS	6,666,330	6,223,664	6,656,496	5,742,927
Effect of dilutive securities	643,039	191,160	646,645	--

Adjusted weighted average common shares outstanding for diluted EPS	7,309,369	6,414,824	7,303,141	5,742,927

Note 12 – Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information”. Effective January 1, 2004, the Company reorganized the composition of its reportable segments, due to the sale of ESI. Certain reclassifications of prior year data have been made to conform to 2004 classifications.

The Company’s product lines are divided into three segments within the oilfield service industry:

o	The Chemicals and Logistics segment which is made up of two business units. The CESI Chemical business unit develops, blends, packages and sells chemicals used by other oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The Materials Translogistics, Inc. (“MTI”) business unit manages automated bulk material handling, loading facilities, and blending capabilities for other oilfield service companies.

o	The Drilling Products segment manufactures and markets the Turbeco line of casing centralizers, Dura-Flo mud shaker screens and external casing packers for coal bed methane drilling.

o	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components which includes gas breakers for gas locking problems and standing valves to protect downhole pumps.

The Company’s reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently. The accounting policies used in each of the segments are the same as those described in the significant accounting policies disclosed in Form 10K-SB for the year ended December 31, 2003. The Company evaluates the performance of its operating segments based on operating income excluding unusual charges. Intersegment sales and transfers are not material and are eliminated upon consolidation.

Segment performance is measured on revenues and operating income (loss) which reflect only the direct controllable expenses of the segments and does not include allocation of indirect corporate expenses, other income and expense, and income taxes. Assets and liabilities are not accounted for by segment.

The following table presents the revenues and operating income by business segment and on a comparable basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Chemical and Logistics	$4,889,427	$3,281,568	$12,377,008	$9,026,005
Drilling Products	650,164	859,662	2,607,263	1,986,597
Production Products	131,453	24,731	294,149	99,673

Consolidated	$5,671,044	$4,165,961	$15,278,420	$11,112,275

Operating income (loss):
Chemical and Logistics	$1,285,142	$707,642	$3,223,981	$1,546,774
Drilling Products	93,510	186,438	382,034	429,522
Production Products	(92,397)	(96,958)	(330,138)	(254,198)
Corporate and Other	(352,474)	(472,770)	(1,325,613)	(1,310,691)

Consolidated	$933,781	$324,352	$1,950,264	$411,407

Note 13 – Subsequent Events

During October 2004, the Company paid $86,688 in delinquent interest and principal payments on its long-term debt and is current with all of its debt obligations.

In October 2004 our Production Products division received a material contract for valves to be delivered to a major producer in the Middle East. In November 2004 a material contract was executed for delivery of 400 valves to a major oil producer in Russia to be delivered December of this year.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Flotek Industries, Inc. provides a broad range of products and services worldwide, for use in the exploration for and production of crude oil and natural gas. Flotek was established in 1985 and is currently traded on the OTC Bulletin Board market. Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to Consolidated Financial Statements.

The Company’s product lines are divided into three segments within the oilfield service industry:

o	The Chemicals and Logistics segment which is made up of two business units. The CESI Chemical business unit develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas well cementing, stimulation and production. The Materials Translogistics, Inc. (“MTI”) business unit manages automated bulk material handling, loading facilities, and blending capabilities for other oilfield service companies.

o	The Drilling Products segment manufactures and markets the Turbeco line of casing centralizers, Dura-Flo mud shaker screens and external casing packers for coal bed methane drilling.

o	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components which includes gas breakers for gas locking problems and standing valves to protect downhole pumps.

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

The oil and gas industry has remained strong through 2004, with prices and drilling activity continuing to increase. The U.S. rig count, as measured by Baker Hughes Incorporated, has steadily grown from an average of 1,093 in September of 2003 to an average of 1,240 in September 2004. Drilling activity should remain strong due to the growing global demand for crude and natural gas and projected high commodity prices. Natural gas and crude oil prices continued to hit record highs during the third quarter. The current 12-month strip for natural gas is $7.56/MCF and $47.05/BBL for light crude as of November 9, 2004. Our business should continue to benefit from these oil and gas commodity prices and the increase in drilling activity as we have seen this year.

Management continues to actively seek profitable acquisition or merger candidates in our core business to either decrease costs of providing products or add new products and customer base to diversify the Company’s market.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$5,671,044	$4,165,961	$15,278,420	$11,112,275
Cost of sales	3,174,442	2,418,688	8,662,846	6,714,243

Gross margin	2,496,602	1,747,273	6,615,574	4,398,032

Gross margin percentage	44.0%	42.9%	43.3%	39.6%
Expenses:
Selling, general and administrative	1,389,135	1,249,253	4,132,671	3,468,567
Depreciation and amortization	173,686	167,701	532,639	471,404
Research and development	--	5,967	--	46,654

Total expenses	1,562,821	1,422,921	4,665,310	3,986,625

Operating income	933,781	324,352	1,950,264	411,407
Operating income percentage	16.5%	7.8%	12.8%	3.7%
Other income (expense):
Interest expense	(178,900)	(146,644)	(522,961)	(447,552)
Other income (expense), net	48,223	26,008	51,678	26,123

Income (loss) from continuing operations before taxes	$803,104	$203,716	$1,478,981	$(10,022)

Total revenues increased by $1,505,083 or 36.1% during the third quarter of 2004 over the same period in 2003. As discussed in the segment analysis that follows, this significant increase in revenues was due to strong performance by our Chemicals and Logistics segment, particularly with our line of proprietary chemicals. Currently, international sales make up approximately 15% of total revenues. The Company has expanded it’s international geographic footprint and customer base as evidenced by penetration into new markets this year in Russia, Mexico and the Middle East. The Company will continue to focus on growing international revenues.

Total revenues increased by $4,166,145 or 37.5% during the first three quarters of 2004 over the same period in 2003. The increase in sales of specialty chemicals and Turbeco casing centralizers is partially attributable to the increased exploration and production activity for oil and gas as evidenced by a 13.4% increase in U. S. average daily rig count from 1,032 over the first nine months in 2003 versus 1,170 for the first nine month period in 2004. Strong sales in our Chemicals and Logistics segment and Drilling Products segment contributed to the improvement.

Gross margin as a percentage of revenues for the three months ended September 30, increased from 42.9% in 2003 to 44.0% in 2004. For the nine months the gross margin percentage also increased from 39.6% in 2003 to 43.3% in 2004. Improved margins in the Chemical and Logistics segment were primarily responsible for the growth in margins. The gross margin is best analyzed on a segment by segment basis, discussed below, as the gross margin varies significantly between operating segments and can vary significantly from period to period in certain operating segments.

Selling and general and administrative expenses are costs not directly attributable to products sold or services rendered. SG&A costs as a percentage of revenue continued to decrease, and amounted to 24.5% of revenues for the third quarter of 2004 versus 30.0% of revenues for the same period in 2003. SG&A costs as a percentage of revenue for the first nine months of 2004 were 27.0% down from 31.2% for the same nine month period in 2003. Significant emphasis continues to be placed on growing sales while containing SG&A costs across the organization.

Interest expense in the third quarter and first nine months of 2004 compared to same period in 2003 was higher due to higher interest rates, which were offset by lower overall debt levels. The majority of the Company’s indebtedness carries a variable interest rate tied to the prime rate and is adjusted on a quarterly basis.

Results by Segment

Chemicals and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$4,889,426	$3,281,568	$12,377,009	$9,026,005
Gross margin	2,001,007	1,286,925	5,149,683	3,211,997
Gross margin percentage	40.9%	39.2%	41.6%	35.6%
Operating income	$1,285,142	$707,642	$3,223,981	$1,546,774
Operating margin percentage	26.3%	21.6%	26.1%	17.1%

Chemicals and Logistics revenues increased $1,607,858 or 49.0%, during the third quarter 2004 compared to the same period in 2003. The increase in sales is attributable to continued increase in drilling activity and expanded market penetration in the U.S., Canada, Mexico and Russia. The most significant revenue growth relates to our environmental friendly “green” chemicals in the U.S., which have more than doubled from $352,110 for the third quarter of 2003 to $1,290,400 for the same period in 2004. CESI Chemical’s focus on applied research has resulted in the penetration of new markets, a continued expanding customer base, product portfolio and increased margins. Recently our applied research resulted in the development and subsequent sale of products to the drilling fluids industry, a new sales segment to the Company.

The gross margin in this segment also increased, from 39.2% for the third quarter of 2003 to 40.9% in the same comparable period in 2004. The increase in margin is attributable to increased sales of our novel and proprietary chemicals that command higher margins than other products sold by this segment.

Operating income increased $577,500, or 81.6%, in the third quarter 2004 compared to the same period in 2003, primarily as a result of increased sales in the Chemical division and improved gross margins in the Chemical and Logistics business unit.

For the nine months ended September 30, revenues increased 37.1% from $9,026,005 in 2003 to $12,377,009. In addition margins also improved, growing from 35.6% to 41.6% for the first nine months of 2003 versus 2004 resulting in a 108% increase in operating income. Expansion of our proprietary product line and customer base has driven the increase in sales and margin year to date.

Drilling Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$650,164	$859,662	$2,607,263	$1,986,597
Gross margin	416,357	452,063	1,320,724	1,122,694
Gross margin percentage	64.0%	52.6%	50.7%	56.5%
Operating income	$93,510	$186,438	$382,031	$429,522
Operating margin percentage	14.4%	21.7%	14.7%	21.6%

Drilling Products revenues decreased $209,498 or 24.4% during the third quarter of 2004 over 2003 due to reduced sales of the integral joint product line.

Although sales were down for the quarter in the third quarter 2004 versus third quarter 2003, the increase in our gross margin percentage is due to the sale of inventory that had previously been reserved. Excluding these sales, gross margin for the quarter was 55% versus 53% for third quarter 2003.

For the nine months ended September 30, revenues increased 31.2% from $1,986,597 in 2003 to $2,607,262. Margins dropped from 56.5% to 50.7% for the first nine months of 2003 versus 2004 primarily due to an increase in the sale of our EconoBows and IJ Pups which are lower margin products. This shift in product mix resulted in a decrease in operating income from $429,522 in the first nine months of 2003 to $382,031 for the same period in 2004. Management has added higher margin product lines including the Duraflow mud shaker screen line to improve margins on a go forward basis.

Production Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$131,453	$24,731	$294,149	$99,673
Gross margin	79,238	8,286	145,167	63,341
Gross margin percentage	60.3%	33.5%	49.4%	63.6%
Operating income (loss)	$(92,397)	$(96,958)	$(330,139)	$(254,198)
Operating margin percentage	(70.3)%	(392.1)%	(112.2)%	(255.0)%

Production Products revenues increased over the third quarter of 2004 compared to the same period in 2003 as a result of the new management team expanding its customer base. Additionally, sales to Venezuela resumed during the third quarter of 2004. Production Products sales almost tripled over the first nine months of 2004 compared to the same period in 2003 offset by reduced margins and management reorganization costs in 2004.

Petrovalve is actively marketed in the U.S., Canada, Mexico, South America and the Middle East based on outstanding performance of the valve in client test wells. Currently Petrovalve has representation in 14 countries. The Petrovalve is a guided valve assembly used in sucker rod pumps as a replacement for conventional ball and seat valves. Operationally, the Petrovalve has continued to outperform conventional valves in the field.

Capital Resources and Liquidity

In third quarter of 2004, the Company produced net income of $703,104 and had positive cash flow from operations of $227,786. For the first nine months of 2004 the Company produced net income of $1,378,981 and had positive cash flow from operations of $540,808. This turnaround from 2003 is a result of significant improvement in operating results for our reporting units due to increased sales and operational efficiencies. The positive cash flow from operations is a result of higher net income offset by increased net working capital requirements to grow operations in 2004.

Cash and cash equivalents are $0.00 at September 30, 2004. Overall, the level of business activity is increasing and cash flow from operations is improving, however strict cash flow management is still vital.

Current liabilities include a line of credit of $2,552,968 that has been used to fund increased working capital needs associated with increase sales. Our primary lender increased our line of credit from $2,252,968 to $2,553,968 in September 2004 based on improved operating results. Both accounts receivable and inventories have increased due to increased sales levels during the year. Accounts payable have decreased, offset by an increase in accrued liabilities. Current assets have increased $1,424,016 during the first nine months of 2004, while current liabilities have decreased $874,968 over the same period, strengthening our balance sheet.

Capital expenditures in the third quarter 2004 were $37,269 and were used for furniture and fixture purchases and expansion of our laboratory facility, versus $131,586 for the same period in 2003. The 2003 expenditures for the first nine months were related to financial software that was implemented during the third quarter of 2003.

In January, 2004, the Company issued 133,333 shares of its common stock in a private offering to “accredited investors” in exchange for $100,000 subscription proceeds, which was paid by the tender to the Company of $100,000 of cash.

The Company made debt service payments of $700,045 and repayments to related parties of $62,660 during the first three quarters of 2004. Without renegotiating any of its current debt terms, the Company has estimated debt service payments of approximately $610,000 for the remainder of 2004. This includes minimum principal and interest payments on related party indebtedness, short-term notes payable, and long-term debt as discussed in Notes 7 and 8 of the Notes to Consolidated Financial Statements. Included in this amount is a principal payment of $200,000 due December 31, 2004 to shareholders of an acquired business which the Company plans to negotiate to defer until 2005. The Company has been actively renegotiating the terms of debt agreements during the third quarter of 2004 and will continue to pursue more favorable terms with its lenders through the end of the year.

The Company believes its continuing operations are capable of generating sufficient cash flow to currently meet its debt service obligations under current market conditions assuming we are able to defer the principal payment of $200,000 due December 31, 2004. However, if a market downturn occurred it would be difficult to meet debt service obligations without increased sales or the addition of capital through the sale of debt or equity securities. Although we have met our debt service obligations during the year, our insufficient liquidity remains a financial risk particularly if a debt holder were to demand immediate payment.

Forward Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “project,” “forecast,” “could” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company’s financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Forward-looking information involves risks and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of operations may vary materially. While it is not possible to identify all factors, we continue to face many risks and uncertainties that could cause actual results to differ from our forward-looking statements including:

o	The Company is dependent on the oil and gas industry, and activity levels in the industry have been volatile historically.

o	Oil and gas prices have been volatile historically and have a direct impact on the spending levels of our customers.

o	Severe weather conditions, for example, hurricanes, can have a direct impact on activity levels in the affected areas, and oil and gas prices.

o	The oilfield service industry is highly competitive and we must compete with many companies possessing greater financial resources and more established market positions.

o	The introduction of new products and technologies by competitors may adversely affect the demand for our products and services.

o	The Company’s debt service obligations may limit our ability to fund operations and capital spending or provide for future growth.

o	Changes in political conditions, governmental regulations, economic and financial market conditions, unexpected litigation and other uncertainties may have an adverse effect on our operations.

Item 3 – Controls and Procedures

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

Item 6 – Exhibits

(a) Exhibits:

Index to Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Promissory Note, dated October 1, 2004, between Flotek Industries, Inc. and Oklahoma Facilities LLC. Reference Note 7 of the Notes to Consolidated Financial Statements.
10.2	Change in Terms Agreement, dated October 1, 2004, between Flotek Industries, Inc. and Legacy Bank. Reference Note 8 of the Notes to Consolidated Financial Statements.
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer

32.2	Certification of Periodic Report by Chief Financial Officer

(b) Reports on Form 8-K:

Exhibit Number		Description of Exhibit

(i)	*	Current Report on Form 8-K filed with the Securities and Exchange Commission on Octrober 18, 2004, reporting under Item 12 – Results of Operations and Financial Condition – This exhibit is incorporated by reference.

9

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004 /s/ Lisa G. Bromiley ————————————————— Lisa G. Bromiley Chief Financial Officer