Form 10KSB
period 2004-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2005-03-31
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

Commission File No. 1-13270

FLOTEK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

7030 Empire Central Drive, Houston, Texas	77040
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (713) 849-9911

Securities registered pursuant to Section 12(b) of the Exchange Act:
(none)
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the Company’s 2004 fiscal year were $21,881,289.

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $33,285,000 on March 30, 2005 based upon the closing sale price of common stock on such date of $8.70 per share on the OTC Bulletin Board. As of March 30, 2005, the Registrant had 6,803,846 shares of common stock issued and out-standing.

DOCUMENTS INCORPORATED BY REFERENCE

Portion’s of the Registrant’s Proxy Statement for its 2004 annual meeting of shareholders have been incorporated by reference into Part III of this form 10KSB.

Transitional small business disclosure format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I

ii

CERTIFICATIONS

Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer. Exhibit 31.1

Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer. Exhibit 31.2

Certification of Periodic Report by Chief Executive Officer Exhibit 32.1

Certification of Periodic Report by Chief Financial Officer Exhibit 32.2

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate”," "believe," "expect“, "plan”," "intend”, "project”," "forecast”," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic and political conditions, prices of, and the demand for crude oil and natural gas, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors including those identified herein.

iii

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate”," "believe," "expect“, "plan”," "intend”, "project”," "forecast”," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic and political conditions, prices of, and the demand for crude oil and natural gas, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors including those identified herein.

PART I

Item 1. Description of Business

Business

Flotek Industries, Inc. and subsidiaries (the “Company” or “We”) was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we approved a change in our corporate domicile to Delaware and a reverse stock split of 120 to 1. On October 31, 2001, we completed a reverse merger with Chemical & Equipment Specialties, Inc. (“CESI”).

We are a supplier of drilling and production products and services to the oil and natural gas industry on a worldwide basis. Our core focus is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools. We are headquartered in Houston, Texas and our common stock is traded on the OTC Bulletin Board market under the stock ticker symbol, “FLTK” or “FLTK.OB”. Our website is located at http://www.flotekind.com. Information contained in our website or links contained on our website are not part of this Form 10-KSB.

Our reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies and is managed independently.

•
The Chemicals and Logistics segment is made up of two business units. The CESI Chemical business unit develops, manufactures, packages and sells chemicals used by other oilfield service companies in oil and gas drilling, cementing, stimulation and production. The Materials Translogistics business unit designs and manages automated bulk material handling, blending and loading facilities for oilfield service companies.

•	The Drilling Products segment manufactures and markets our Turbeco line of casing centralizers, Turbo-Flo mud shaker screens and external casing packers for coal bed methane drilling.

•	The Production Products segment manufactures and markets our Petrovalve line of downhole pump components.

Our products use patented and/or proprietary product designs to achieve greater efficiency and effectiveness than competing products.

Chemicals and Logistics

The CESI Chemical business offers a full spectrum of oilfield specialty chemicals used for drilling, cementing, stimulation, and production. We have laboratory facilities in Oklahoma and Colorado which design, develop and test new chemical formulations and enhance existing products, often in partnership with our customers. The laboratory provides quality assurance to our manufacturing operations and expert technical support to our customers on existing product lines. The development of specialty chemicals with enhanced performance characteristics withstand a wide range of downhole pressures, temperatures and other well-specific conditions is key to the success of this business unit.

The customer base for the CESI Chemicals business is primarily oil and gas pumping service companies, including both major and independent oilfield service companies. The segment manufactures, packages and warehouses its products in Oklahoma. We distinguish ourselves through the strength of our innovative and proprietary products, dedication to product quality and superior customer service. The division’s products provide measurable productivity increases and solutions to environmental problems.

Our Materials Logistics business designs, project manages and operates automated bulk material handling and loading facilities for oilfield service companies, and serves as consulting engineers. The domestic customer base for this segment consists of one major independent oilfield service company which specializes in pressure pumping, cementing and stimulation services. We also contract with international customers to design and project manage the construction of bulk handling facilities. Our client’s bulk facilities handle oilfield products including sand and other materials for well fracturing operations, as well as dry cement and additives for oil and gas well cementing and supplies and materials used in oilfield operations which we blend to specification.

Drilling Products

The Drilling Products segment manufactures and sells the Turbeco line of rigid body and integral joint centralizers, mud shaker screens and external casing packers for coal bed methane drilling.

Our Turbeco line of fixed rigid and integral joint centralizers is used in oil and gas well cementing programs to increase the effectiveness of such operations. Its primary products include the Cementing Turbulator, which we acquired and began distributing in 1994. The tool’s main purpose is assuring the pipe is properly centered in the well bore thereby obtaining an effective bond with the formation. We were one of the first companies to distribute spiral-vane cementing turbulators. The Turbulator has gained widespread acceptance through its ability to improve oil and gas well cementing programs and is effective in deep, directional and horizontal well applications. Additional products that have been introduced in this segment are the Integral Pup Centralizer, the Integral Joint Bow Spring Centralizer, the Eccentric Turbulator (jointly developed and patented with Marathon Oil), and the patented Turbo-lok Centralizer.

We purchased from Phoenix E&P Technology, LLC, the manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. We manufacture and market the Turbo-Flo high efficiency screens through our existing sales network. The screens feature a metal backed framing support with a proprietary synthetic coating and sealing which extends the screen life. The screens consist of two layers of stainless wire cloth as opposed to the conventional three layers, reducing “trampoline” effect and maximizing fluid throughput.

On February 14, 2005, we completed the acquisition of Spidle Sales and Services, Inc. (“Spidle”). Spidle is a downhole tool company with rental, sales and manufacturing operations throughout the Rocky Mountains. Spidle serves both the domestic and international downhole tool markets with a customer base extending into Canada, Mexico, South America, Europe, Asia and Africa. Spidle operates in the energy, mining, water and industrial drilling sectors.

Our customers in the Drilling Products segment are primarily oil and gas exploration and production companies, including major oil companies, which own producing oil and gas wells and are involved in the drilling and cementing of oil wells. Our active customer base is distributed among major oil companies and smaller independent operators. Marketing for our products is primarily focused in the Gulf of Mexico, Mid-Continent and Rocky Mountain regions of the United States.

Production Products

The Production Products segment manufactures and markets the patented Petrovalve line of downhole pump components. The Petrovalve line of downhole pump valves was originally designed in the mid-1980’s and has undergone significant improvements in recent years. The Petrovalve product line provides longer and more reliable downhole pump performance than the traditional ball and seat valves which are the predominant product in the industry. Additionally, the Petrovalve has demonstrated more efficient flow characteristics and increased production volumes in many circumstances. Our “Gas Breaker” technology allows us to provide a solution to gas lock problems often encountered on wells with lower flow rates or high gas ratios. We outsource manufacturing of most of the machined valve components, but assemble and perform final quality assurance on all valves in Houston.

The Petrovalve product line is comprised of rod pump manufacturers and pump maintenance and service shops using the industry standard API ball and seat product, as well as other proprietary valve products. Our customers in the Downhole Production Products segment are primarily major oil and gas exploration and production companies. The majority of the sales in this segment are international sales.

Product Demand and Marketing

The demand for our products and services is generally correlated to the level of oil and gas drilling activity, both in the United States and internationally. Drilling activity, in turn, is generally dependent on the price levels of oil and gas. Certain products, particularly the Petrovalve line and some of our specialty chemicals, are more closely related to the production of oil and gas and demand is less dependent on drilling activity.

We market our products primarily through direct sales to our customers by company managers and sales employees. We have established customer relationships which provides for repeat sales. Five customers accounted for 47% of consolidated revenues for the year ended December 31, 2004. The majority of these sales were in the Chemicals and Logistics segment and collectively accounted for 57% of the revenues in this segment.

Government Regulation, Operating Risks and Insurance

We are subject to federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries in which we do business. We strive to fully comply with these requirements and are not aware of any material instances of noncompliance. However, these requirements are complex and assuring compliance is often difficult. The enforcement of these laws and regulations may become more stringent in the future and could have a material impact on our costs of operations. Non-compliance could also subject us to material liabilities, such as government fines, third-party lawsuits or even the suspension of operations.

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

We are currently not named or involved in any litigation.

Research and Development and Intellectual Property

We are actively involved in developing proprietary products to expand our existing product lines and in developing new technologies. We have followed a policy of seeking patent protection both within and outside the United States for products and methods that appear to have commercial significance and qualify for patent protection. The decision to seek patent protection considers whether such protection can be obtained on a cost-effective basis and is likely to be effective in protecting our commercial interests. We believe our patents and trademarks, together with our trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect our intellectual property and provide for the continued operation of our business. However, our competitors may attempt to circumvent these patent protections or develop new technologies which compete with our products.

International Operations

The majority of our revenues and operations are currently derived and conducted within the United States. However, we have been expanding our international sales efforts and we expect international sales to continue to increase. Internationally we operate primarily through agents in Canada, Mexico, Central and South America, Middle East, Asia and Russia.

International sales involve additional business and credit risks inherent in doing business in countries with legal and political policies different from those in the United States. Those risks can include war, boycotts, legal and political changes and fluctuations in foreign currency exchange rates.

Employees

As of March 30, 2005, we employed 107 full-time employees. None of our employees are covered by collective bargaining agreements.

Risk Factors

Our results of operations could be adversely affected if our business assumptions do not prove to be accurate or if adverse changes occur, including but not limited to the following areas:

Business Risks
•	Decline in or increased volatility in oil and natural gas prices that would adversely affect our customers and the energy industry.

•	Decline in drilling activity.

•	Increase in prices for products used by us in our operations.

•	Severe weather conditions, for example, hurricanes can have a direct impact on activity levels in the affected areas and oil and gas prices.

•	The oilfield service industry is highly competitive, and we must compete with many companies possessing greater financial resources and better established market positions.

•	The introduction of new products and technologies by competitors may adversely affect the demand for our products and services.

•	The potential for unexpected litigation.

Risks of Economic Downturn. In the event of an economic downturn in the United States and/or globally there may be decreased demand and lower prices for oil and natural gas and therefore for our products and services. Our customers are generally involved in the energy industry, and if these customers experience a business decline, we could be subject to increased exposure to credit risk. If an economic downturn occurs, our results of operations may be adversely affected.

Risks from Operating Hazards. Our operations are subject to hazards present in the oil and natural gas industry which can cause personal injury and damage to property or the environment.

Risks from Unexpected Litigation. We have insurance coverage against operating hazards, which we believe is customary in the industry. This insurance has deductibles and contains certain coverage exclusions. Our insurance premiums can be increased or decreased based on the claims we make on our insurance policies. Results of operations could be adversely affected by unexpected claims not covered by insurance.

Risks from International Operations. Our international operations are subject to special risks that can materially affect the Company’s sales and profits. These risks include:

•	Limits on access to international markets.

•	Unsettled political conditions, wars, civil unrest, and hostilities in some petroleum-producing and consuming countries and regions where we operate or seek to operate.

•	Fluctuations and changes in currency exchange rates.

•	Impact of inflation.

•
Governmental action to the general legislative and regulatory environment, exchange controls, changes in global trade policies such as trade restrictions and embargos by the United States and other countries, and changes in international business, political and economic conditions.

Many of these risks are beyond our control. In addition, future trends for pricing, margins, revenue and profitability remain difficult to predict in the industries we serve and under current economic and political conditions.

Item 2. Description of Properties

The following table sets forth certain information with respect to our principal properties:

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

We consider our facilities to be in good condition and suitable for the conduct of our business. All of our owned facilities are subject to mortgages or security agreements as described in Note 8 and 9 of the Notes to Consolidated Financial Statements. Commitments for our leased facilities are described in Note 13 of the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

We are involved, on occasion, in routine litigation incidental to our business. As of March 30, 2005, we were not named or involved in any litigation.

On June 27, 2004, we settled the patent infringement legal suit of Milam Tool Company and the Estate of Jack J. Milam vs. Flotek Industries, Inc., Turbeco, Inc. and Jerry Dumas, individually, C.A. No. H-02-1647, in the United States District Court, Southern District of Texas, Houston Division. We voluntarily elected to settle the litigation with Milam Tool Company for $75,000. The settlement agreement was finalized without any ruling against us. Mediation of the matter resulted in joint agreements to dismiss the suit without any admission of patent infringement by our Turbeco subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during our fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol “FLTK”. The following table sets forth, on a per share basis for the periods indicated, our high and low closing sales prices reported by the OTC Bulletin Board.

2004	High	Low
Fourth quarter ended December 31, 2004	$5.00	$2.20
Third quarter ended September 30, 2004	$2.00	$1.01
Second quarter ended June 30, 2004	$1.50	$0.85
First quarter ended March 31, 2004	$1.75	$0.75

2003
Fourth quarter ended December 31, 2003	$1.30	$0.55
Third quarter ended September 30, 2003	$1.30	$0.60
Second quarter ended June 30, 2003	$1.30	$0.55
First quarter ended March 31, 2003	$1.25	$0.60

As of March 30, 2005, our closing stock price, as quoted on the OTC Bulletin Board, was $8.70. As of March 30, 2005, there were 6,803,846 common shares outstanding held by approximately 146 holders of record and an estimated 11 beneficial holders.

Dividend Policy

We have not historically paid cash dividends on our common stock. We intend to retain future earnings to meet our working capital requirements and to finance the future operations of our business. Therefore, we do not plan to declare or pay cash dividends to holders of our common stock in the foreseeable future. In addition, some of our credit agreements contain provisions that limit our ability to pay cash dividends on our common stock.

Recent Issuance of Unregistered Securities

In January, 2004, we issued 133,334 shares of our common stock in a private offering to “accredited investors” in exchange for $100,000 of cash subscription proceeds, which was paid by the tender to us. During 2004, a total of 15,000 stock options were exercised by directors, officers and employees.

On April 3, 2003, a stock grant of 125,000 shares was awarded to Mr. Jerry D. Dumas, Sr., our Chairman and CEO, which resulted in $75,000 of compensation expense. Also, during 2003, we issued 875,000 shares of our common stock in a private offering to “accredited investors” in exchange for $525,000 of cash subscription proceeds, which was paid by tender to us. We received $150,000 of the total $525,000 from two of our directors, one of which is a principal stockholder.

The foregoing issuances of common stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. The sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment, who represented to us that sales were being acquired for investment.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding our equity securities that are authorized for issuance under individual non-qualified stock option compensation agreements:

Equity Compensation Agreement Information

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation agreements (excluding securities reflected in column (a)(c)

Equity compensation agreements not approved by security holders:

Individual stock compensation agreement	1,041,757	$2.13	--
Warrants	56,029	$15.79	--

Total	1,097,786	$2.83	--

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 7. Financial Statements” contained herein.

We provide a broad range of products and services worldwide, for use in the exploration and production of crude oil and natural gas. We compete in the specialty chemical, bulk handling and logistics, downhole drilling tool and downhole production tool oilfield products and services.

We were incorporated in 1985 and currently trade on the OTC Bulletin Board market. Our headquarters are in Houston, Texas, and we have manufacturing operations in Texas, Oklahoma and Louisiana. We market our products domestically and internationally in over 20 countries.

Our product lines are divided into three segments within the oilfield service industry:

•	The Chemicals and Logistics segment which is made up of two business units:

o
The CESI Chemical business unit develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well cementing, stimulation, drilling and production. Our applied research laboratories support the specific drilling and production needs of our customers.

o	The Materials Translogistics business unit designs and manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

•	The Drilling Products segment manufactures and markets our Turbeco line of casing centralizers, Turbo-Flo mud shaker screens and external casing packers for coal bed methane drilling.

•	The Production Products segment manufactures and markets our Petrovalve line of downhole pump components.

The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in our three segments are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production.

We continue to actively seek profitable acquisition or merger candidates in our core business to either decrease costs of providing products or add new products and customer base to diversify our market.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require us to make estimates and assumptions during their preparation which requires judgment. Our critical accounting policies and procedures include but are not limited to the following:

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

As of December 31, 2004 we had $37,038 of restricted cash which serves as collateral for a standby letter of credit that provides financial assurance that we will fulfill our obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

Inventories

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the weighted average cost method. The Company maintains a reserve for slow-moving and obsolete inventories, which is reviewed for adequacy on a periodic basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation or amortization is provided at rates considered sufficient to amortize the cost of the assets using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	3-24 years
Machinery and equipment	2-3 years
Furniture and fixtures	3-7 years
Transportation equipment	3 years
Computer equipment	3-5 years

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate price paid by us in acquisitions over the fair market value of the tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets” separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives.

Financial Instruments

We consider the fair value of all financial instruments (primarily long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of our ability to borrow funds under terms and conditions similar to those of our existing debt and because the majority of our debt carries a floating rate.

We have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into derivative or other financial instruments.

Revenue Recognition

Revenue for product sales is recognized when all of the following criteria have been met: (i) evidence of an agreement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility is reasonably assured. Accounts receivable are recorded at that time net of any discounts. Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of the accounts receivable. Accounts receivable deemed ultimately uncollectible are applied against the allowance for doubtful accounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete. Our Material Translogistics business unit ("MTI') recognizes revenues of its design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenues earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. MTI bulk material transload revenue is recognized as services are performed for the customer.

Foreign Currency

We have sales that are denominated in currencies other than the United States dollar. Any foreign currency transaction gains or losses are included in our results of operations. We have not entered into any forward foreign exchange contract to hedge the potential impact of currency fluctuations on our foreign currency denominated sales.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes

Income taxes are computed under the liability method. We provide deferred income tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities. These deferred assets and liabilities are based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts which are more likely than not to be realized.

Earnings Per Share

Earnings per common share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding. Dilutive income or loss per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding and dilutive effect of stock options.

Stock-Based Compensation

We recognize compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. We provide supplemental disclosure on the effect or net income (loss) and earnings (loss) per share as if the provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure” had been applied in measuring compensation expense. Under SFAS 123R, we will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to additional paid-in capital. The Standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of SFAS 123R on our financial statements, including different option-pricing models.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R which revised certain provisions in the original interpretation and permitted multiple effective dates based upon the nature and formation date of the variable interest entity. Adoption of the provisions of FIN 46R did not have any impact on our financial position, results of operations or cash flows as all of our subsidiaries are wholly-owned.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of __ 2004" provides guidance on the Act's repatriation provision. We are in the process of reviewing the FAS 109-1 and FAS 109-2; however, at this time, we do not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact.

Results of Operations

	For the Years Ended December 31,
	2004	2003

Revenues	$21,881,289	$14,844,431
Cost of revenues	12,529,631	9,264,091
Gross margin	9,351,658	5,580,340
Gross margin %	42.7%	37.6%

Selling, general and administrative	5,349,594	4,788,749
Goodwill impairment	--	5,120,633
Depreciation and amortization	689,901	713,531
Research and development	300,074	46,654
Total expenses	6,339,569	10,669,567
Income (loss) from operations	3,012,089	(5,089,227)
Income (loss) from operations%	13.8%	(34.3)%

Interest expense	(691,568)	(618,438)
Other, net	46,264	26,985
Total income (expense)	(645,304)	(591,453)

Income (loss) before income taxes	2,366,785	(5,680,680)
Provision for income taxes	(213,096)	--
Income (loss) from continuing operations…………………………..	2,153,689	(5,680,680)

Loss from discontinued operations, net of tax…………………………………..	--	(545,592)
Loss on disposal of discontinued operations, net of tax	--	(1,157,835)
Net income (loss)	$2,153,689	$(7,384,107)
Net income (loss) %	9.8%	(49.7)%

Total revenues increased by $7,036,858 or 47.4% in 2004 from 2003. As discussed in the segment analysis that follows, this significant increase in revenues was due to strong performance by our Chemicals and Logistics segment, particularly with our line of proprietary chemicals. Currently, international sales make up approximately 15% of total revenues. We have expanded our international geographic footprint and customer base as evidenced by penetration into new markets this year in Russia, Mexico and the Middle East. We will continue to focus on growing international revenues.

Gross margin increased 67.6%, from $5,580,340 in 2003 to $9,351,658 in 2004. More importantly, gross margin as a percentage of revenues increased from 37.6% in 2003 to 42.7% in 2004. Improved margins in the Chemical and Logistics segment were primarily responsible for the improvement in margins. The gross margin is best analyzed on a segment by segment basis, discussed below, as gross margin varies significantly between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative are costs not directly attributable to products sold or services rendered. Selling, general and administrative costs increased to $5,349,594 in 2004 from $4,788,749 in 2003, however decreased as a percentage of revenue. Measured as a percentage of revenue, selling, general and administrative dropped from 32.3% in 2003 to 24.4% in 2004. Significant emphasis continues to be placed on growing sales while containing selling, general and administrative costs across the organization.

Interest expense increased slightly from $618,438 in 2003 to $691,568 in 2004. The increase was caused by higher interest rates, which were offset by lower overall debt levels. The majority of our indebtedness carries a variable interest rate tied to the prime rate, adjusted on a quarterly basis.

Research and development costs increased due to expansion of our applied research facilities including increased personnel costs. The higher personnel costs are due to increased staffing in our applied research laboratories, reflecting our strategy to continue to develop proprietary specialty chemicals. Over the years, we have made a number of technological advances, including the development of an environmentally benign line of specialty chemicals. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. Research and development expenditures are charged to expense as incurred. We intend to continue committing financial resources and effort to the development and acquisition of new products and services.

Based on our improved profitability a $213,096 provision for income taxes was recorded in 2004. The provision was made for estimated state income tax and alternative minimum tax, which can not be offset by our net operating loss carryforwards. The result of these taxes reduced earnings per share by $0.03. The effective income tax rate differs from the statutory rate primarily as a result of utilization of our net operating loss carryforwards. As of December 31, 2003, we had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards. A valuation allowance was provided in full against these net deferred tax assets based upon the Company’s historical losses. During 2004, we reduced the valuation allowance related to the remaining net tax assets by $856,520. The reduction reflects our ability to utilize this amount of net deferred tax assets based on 2004 operating results. The benefit from this reduction was recorded as a decrease in current income tax provision. As of December 31, 2004, we had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $8.8 million, expiring in 2017 through 2023.

Results by Segment

Chemicals and Logistics

	For the Years Ended December 31,
	2004	2003

Revenues	$17,982,880	$11,919,350
Gross margin	$7,466,881	$4,131,606
Gross margin %	41.5%	34.7%

Operating income	$4,731,486	$1,822,525
Operating margin %	26.3%	15.3%

Chemicals and Logistics revenues increased $6,063,530 or 50.9%, in 2004 compared to 2003. The increase in sales is attributable to continued increase in drilling activity and expanded market penetration in the U.S., Canada, Mexico and Russia. The most significant revenue growth relates to our environmental friendly “green” chemicals in the U.S., which have more than tripled from $1,103,680 in 2003 to $3,952,986 in 2004. CESI Chemical's focus on applied research has resulted in the penetration of new markets, continual expansion of our customer base, product portfolio and increased margins. Recently our applied research resulted in the development and subsequent sale of products to the drilling fluids industry, a new sales segment for the us. CESI Chemical differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service.

The gross margin increased from $4,131,606 in 2003 to $7,466,881 in 2004. Not only did gross margin increase, but gross margin as a percentage of revenues increased from 34.7% in 2003 to 41.5% in 2004. The increase in margin is attributable to increased sales of our novel and proprietary chemicals that command higher margins. Increased volume at our logistics facility in Raceland, Louisiana also contributed to our improved margins in 2004.

Operating income increased $2,908,961, or 160%, in 2004 compared to 2003, primarily as a result of increased sales in the Chemical division and improved gross margins in the Chemical and Logistics business unit. Expansion of our proprietary product line and customer base has driven the increase in sales and margin during 2004.

Drilling Products

	For the Years Ended December 31,
	2004	2003

Revenues	$3,315,520	$2,700,374
Gross margin	$1,592,923	$1,419,520
Gross margin %	48.0%	52.6%

Operating income	$358,649	$394,347
Operating margin %	10.8%	14.6%

Drilling Products revenues increased $615,146 or 22.8% in 2004 over 2003. The increase in sales was driven by product line and geographic expansion. Gross margin also increased from $1,419,520 to $1,592,923 but decreased year over year as a percentage of revenue. The decrease in gross margin percentage from 50.7% in 2003 to 48.0% in 2004 was primarily due to a shift in product sales mix.

The decision to expand this segment during 2004, both in products and geographic footprint, resulted in several one-time start-up costs. Prior to 2004 the geographic coverage primarily included the Gulf Coast of Texas and Louisiana. We actively expanded our sales efforts into West Texas, North Texas and internationally, and incurred increased sales and marketing costs as a result. Historically the segment had variations of a single product. The drilling products group introduced an integral bow spring and other bow spring tools. These tools are outsourced for manufacturing, resulting in reduced margins. Introductory pricing was lower for these new products, but has improved based on product performance.

In February 2005, we completed the purchase of Spidle, a privately held downhole tool company with rental, sales and manufacturing operations throughout the Rocky Mountains, by acquiring all of the outstanding capital stock of Spidle for a total purchase price of $8.1 million. Spidle’s results of operations are not included in the consolidated financial statements for any of the periods presented. Spidle will be merged with Turbeco into our Drilling Products segment. Spidle serves both the domestic and international downhole tool markets with a customer base extending into Canada, Mexico, South America, Europe, Asia and Africa. Spidle operates in the energy, mining, water well and industrial drilling sectors. As a result of the acquisition, we are expected to (i) expand our product, customer and geographic base in the downhole drilling tools market and (ii) provide operational synergies with our other business units.

Production Products

	For the Years Ended December 31,
	2004	2003

Revenues	$ 582,889	$ 224,707
Gross margin	$ 291,035	$ 29,214
Gross margin %	49.9%	13.0%

Operating (loss)	$ (355,656)	$ (5,547,601)
Operating loss %	(61.0)%	(2,468.8)%

Production Products revenue increased $358,182 in 2004 compared to 2003 as a result of the new management team expanding its customer base. Additionally, sales to Venezuela resumed marginally in 2004. Gross margin percentage also increased significantly from 13.0% in 2003 to 49.9% in 2004. We are focused on increasing total revenues in 2005 by expanding the customer and geographic base. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, Middle East, Russia and Asia. Currently Petrovalve has representation in 18 countries.

Data provided by Petrovalve customers subsequent to valve installation indicate an increase in productions as much as 40% over prior performance of conventional valves. This improvement stems from the patented and unique design of the Petrovalve that allows greater volumes of hydrocarbons to be lifted per pump stroke. This enables the operator the option of slowing the pump stroke rate while maintaining consistent production levels, which reduces wear on all parts of the lifting mechanism, extending the life of the entire system. The “Gas Breaker” version of the Petrovalve, has been proven to be successful in eliminating “gas locking” which prior to the Gas Breaker installation completely stopped production and required workover of the well. The Petrovalve can effectively lift highly viscous oil in heavy oil or tar sand production zones.

In 2003, we fully impaired $5,120,633 of goodwill for Petrovalve based on lower than expected sales in 2003 and political instability in Venezuela.

Capital Resources and Liquidity

Our capital resources and liquidity significantly improved during 2004. In 2004, we produced net income of $2,153,689 and had positive cash flows from operations of $1,398,847. This turnaround from 2003 is a result of significant improvements in operating results for our reporting units due to increased sales and operational efficiencies. The positive cash flows from operations is a result of higher net income offset by increased net working capital requirements to grow operations in 2004.

We reported $284,801 of cash and cash equivalents and $37,038 of restricted cash as of December 31, 2004. This significant increase compared to prior years is a result of improved operational performance results and strict cash flows management.

Both accounts receivable and inventories increased due to increased sales levels during the year. Accounts payable decreased $320,228 primarily due to an aggressive effort to pay down long outstanding payables associated with professional fees and payables associated with the discontinued operations. The reduction in accounts payable was offset by an increase in accrued liabilities of $994,756. The increase in accrued liabilities was due to increased income taxes payable, incentive compensation payable, and amounts accrued, but not yet paid, related to the earn-out provision of our 2000 acquisition. Current assets increased $2,184,863 during 2004, while current liabilities decreased $3,382,301 over the same period, strengthening our balance sheet. In February 2005, we obtained a new senior credit facility from Wells Fargo Bank. Based on the terms negotiated a portion of our debt has been reclassified to long-term based on the new maturities.

Capital expenditures in 2004 totaled $113,108 and were used for furniture and fixture purchases and expansion of laboratory facilities and the purchase of a new vehicle. Capital expenditures were below budgeted levels due to capital constraints. Capital expenditures for 2003 totaled $575,260. These expenditures were primarily for improvements at the Materials Translogistics facility in Raceland, Louisiana, and the purchase of a new financial software package and related hardware. In February 2005, we successfully obtained a new senior credit facility with Wells Fargo Bank, N.A. As part of the terms negotiated, we obtained approval for a capital expenditures budget of $2,000,000 for 2005 allowing us to expand our operations.

In January, 2004, we issued 133,334 shares of our common stock in a private offering to “accredited investors” in exchange for $100,000 subscription proceeds, which was paid by the tender to us. In addition, 15,000 stock options were exercised with proceeds of $9,100.

We made debt service payments of $1,137,837 and repayments to related parties of $114,750 during 2004. We also actively renegotiated the terms of our debt agreements during 2004. The new credit facility obtained in February 2005 has significantly better terms and greater capacity, reducing our weighted average cost of capital by more than 300 basis points.

Item 7. Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004 and December 31, 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004 and December 31, 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and December 31, 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Flotek Industries Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Flotek Industries, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

UHY MANN FRANKFORT STEIN & LIPP CPAS, LLP

Houston, Texas
March 30, 2005

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Flotek Industries Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of Flotek Industries Inc. and Subsidiaries as of December 31, 2003, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of December 31, 2003 have been prepared assuming that Flotek Industries Inc. and Subsidiaries will continue as a going concern. The Company had incurred accumulated operating losses and had a working capital deficit from operations as of December 31, 2003. These conditions raised substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2003. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

WEINSTEIN SPIRA & COMPANY, P.C.

Houston, Texas
March 30, 2005

FLOTEK INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS
	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$284,801	$--
Restricted cash	37,038	--
Accounts receivable, net	3,372,236	1,977,926
Inventories, net	2,447,390	1,905,070
Other current assets	39,721	113,326
Total current assets	6,181,185	3,996,322

Property, plant and equipment, net	2,116,796	2,644,860
Goodwill	7,465,725	7,145,713
Intangible assets, net	193,380	183,443
Total assets	$15,957,087	$13,970,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,641,577	$2,961,805
Accrued liabilities	1,617,762	623,006
Notes payable	--	3,482,325
Current portion of long-term debt	1,136,467	1,596,221
Amounts due to related parties	466,401	581,151
Total current liabilities	5,862,207	9,244,508

Long-term debt	5,271,987	2,165,726

Stockholders’ equity:
Preferred stock, $.0001 par value, 100,000 shares authorized, no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized, 6,670,004 and 6,521,670 shares issued and outstanding as of December 31, 2004 and 2003, respectively	667	652
Additional paid-in capital	17,082,141	16,973,056
Accumulated deficit	(12,259,915)	(14,413,604)
Total stockholders’ equity	4,822,983	2,560,104
Total liabilities and stockholders’ equity	$15,957,087	$13,970,338

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2004	2003

Revenues	$21,881,289	$14,844,431

Cost of revenues	12,529,631	9,264,091
Gross margin	9,351,658	5,580,340

Expenses:
Selling, general and administrative	5,349,594	4,788,749
Goodwill impairment	--	5,120,633
Depreciation and amortization	689,901	713,531
Research and development	300,074	46,654
Total expenses	6,339,569	10,669,567
Income (loss) from operations	3,012,089	(5,089,227)

Other income (expense):
Interest expense	(691,568)	(618,438)
Other income (expense), net	46,264	26,985
Total income (expense)	(645,304)	(591,453)

Income (loss) before income taxes	2,366,785	(5,680,680)
Provision for income taxes	(213,096)	5,680,680
Income (loss) from continuing operations	2,153,689	(5,680,580)

Loss from discontinued operations, net of tax	--	(545,592)
Loss on disposal of discontinued operations, net of tax	--	(1,157,835)
Net income (loss)	$2,153,689	$(7,384,107)
Net income (loss) %	9.8%	(49.7)%

Basic and diluted earnings (loss) per common share from:
Continuing operations	$0.32	$(0.95)
Discontinued operations	--	(0.09)
Disposal of discontinued operations	--	(0.19)
Basic earnings (loss) per common share	$0.32	$(1.23)
Diluted earnings (loss) per common share	$0.31	$(1.23)

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003

Weighted average common shares used in computing basis earnings (loss) per common share	6,659,395	5,976,237
Incremental common shares from stock options	353,742	--
Weighted average common shares used in computing diluted earnings (loss) per common share	7,013,137	5,976,237

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance at December 31, 2002	5,521,670	$552	$16,373,156	$(7,029,497)	$9,344,211

Common stock issued for compensation ($0.60 per share)	125,000	12	74,988	--	75,000

Common stock issued for cash ($0.60 per share)	875,000	88	524,912	--	525,000

Net loss	--	--	--	(7,384,107)	(7,384,107)

Balance at December 31, 2003	6,521,670	652	16,973,056	(14,413,604)	2,560,104

Common stock issued for cash ($0.75 per share)	133,334	13	99,987	--	100,000

Stock options exercised	15,000	2	9,098	--	9,100

Net income	--	--	--	2,153,689	2,153,689

Balance at December 31, 2004	6,670,004	$667	$17,082,141	$(12,259,915)	$4,822,893

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss) from continuing operations	$2,153,689	$(5,680,680)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	689,901	713,531
Goodwill impairment	--	5,120,633
Stock compensation expense	--	75,000
Bad debt expense	--	12,943
Loss on sale of fixed assets	--	2,756
Change in assets and liabilities:
Accounts receivable	(1,394,310)	43,512
Inventories	(542,320)	(351,840)
Other current assets	73,605	84,729
Accounts payable and accrued liabilities	418,282	1,028,340
Net cash provided by (used in) continuing operations	1,398,847	1,048,924
Net cash used in discontinued operations	--	(1,086,181)
Net cash provided by (used in) operating activities	1,398,847	(37,257)

Cash flows from investing activities:
Acquisition earn-out payment	(100,804)	--
Proceeds from sale of assets	--	8,924
Other long term assets	(58,666)	--
Capital expenditures	(113,108)	(575,260)
Net cash used in investing activities	(272,578)	(566,337)

Cash flows from financing activities:
Issuance of stock for cash	109,100	525,000
Proceeds from borrowings	302,019	359,001
Repayments of indebtedness	(1,137,837)	(664,997)
Payments to related parties	(114,750)	(80,940)
Proceeds from related parties	--	561,199
Net cash provided by (used in) financing activities from continuing operations	(841,468)	699,263
Net cash provided by (used in) financing activities From discontinued operations	--	(95,670)
Net cash provided by (used in) financing activities	(841,468)	603,593

Net increase in cash and cash equivalents	284,801	--
Cash and cash equivalents at beginning of year	--	-
Cash and cash equivalents at end of year	$284,801	$--

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003

Supplemental schedule of noncash investing activities:
Earn-out payment, net	$219,208	$--

Supplemental disclosures of cash flow information:
Cash paid for interest	$687,405	$564,165

Cash paid for income taxes	$74,956	--

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Basis of Presentation

Flotek Industries, Inc. and Subsidiaries was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we changed our corporate domicile to Delaware. We are a provider of oilfield service products including specialty chemicals, bulk material logistics, downhole drilling products and downhole production products.

The consolidated financial statements consist of Flotek Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes current estimate are reasonable and appropriate, actual results could differ from these estimates.

Certain amounts for 2003 have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2003, cash overdraft of $518,547 was included in accounts payable in the consolidated balance sheet.

Restricted Cash

As of December 31, 2004 we had $37,038 of restricted cash which serves as collateral for a standby letter of credit that provides financial assurance that we will fulfill our obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

Inventories

Inventories consist of raw materials, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the weighted average cost method. The Company maintains a reserve for slow-moving and obsolete inventories, which is reviewed for adequacy on a periodic basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation or amortization is provided at rates considered sufficient to amortize the cost of the assets using the straight-line method over the following estimated useful lives:

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and leasehold improvements	3-24 years
Machinery and equipment	2-3 years
Furniture and fixtures	3-7 years
Transportation equipment	3 years
Computer equipment	3-5 years

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds either the fair value or the estimated discounted cash flows of the assets, whichever is more readily measurable. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate price paid by us in acquisitions over the fair market value of the tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets” separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives.

Financial Instruments

We consider the fair value of all financial instruments (primarily long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of our ability to borrow funds under terms and conditions similar to those of our existing debt and because the majority of our debt carries a floating rate.

We have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into derivative or other financial instruments.

Revenue Recognition

Revenue for product sales is recognized when all of the following criteria have been met: (i) evidence of an agreement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility is reasonably assured. Accounts receivable are recorded at that time net of any discounts. Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of the accounts receivable. Accounts receivable deemed ultimately uncollectible are applied against the allowance for doubtful accounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete. Our Material Translogistics business unit ("MTI") recognizes revenues of its design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenues earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. MTI bulk material transload revenue is recognized as services are performed for the customer.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency

We have sales that are denominated in currencies other than the United States dollar. Any foreign currency transaction gains or losses are included in our results of operations. We have not entered into any forward foreign exchange contract to hedge the potential impact of currency fluctuations on our foreign currency denominated sales.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes

Income taxes are computed under the liability method. We provide deferred income tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities. These deferred assets and liabilities are based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts which are more likely than not to be realized.

Earnings Per Share

Earnings per common share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding. Dilutive income or loss per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding and dilutive effect of stock options. Outstanding options and warrants of 713,873 for the year ended December 31, 2003 were not included in the computation of diluted earnings per share, since to do so would have been antidilutive.

Stock-Based Compensation

We recognize compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. We provide supplemental disclosure of the effect or net income (loss) and earnings (loss) per share as if the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure” had been applied in measuring compensation expense.

We have elected to follow APB Opinion No. 25 in accounting for our employee stock options. Accordingly, no compensation expense is recognized in our financial statements because the exercise price of our employee stock options equals the market price of our common stock on the date of grant. If under SFAS No. 123  we determined compensation costs based on the fair value at the grant date for its stock options, net income and earnings (loss) per share would have been reduced to the following pro forma amounts:

	2004	2003
Net income (loss) from continuing operations:
As reported	$2,153,689	($5,680,680)
Deduct: Total stock-based employee compensation expense determine under fair value based method for all awards, net of related tax effects	(376,257)	(65,946)
Pro forma	$1,777,432	($5,746,626)

Basic earnings (loss) per share:
As reported	$0.32	($ 0.95)
Pro forma	$0.27	($ 0.96)

Diluted earnings (loss) per share:
As reported	$0.31	($ 0.95)
Pro forma	$0.25	($ 0.96)

The weighted-average estimated fair value of stock options granted during 2004 and 2003 was $2.22 and $0.39 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2004 and 2003:

	2004	2003
Risk-free interest rate	3.82% - 4.38%	4.2%
Expected volatility of common stock	50%	50%
Expected life of options	10 years	10 years
Vesting Period	0 - 4 years	3 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and our options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. As noted in our stock-based compensation accounting policy described above, we do not record compensation expense for stock-based compensation. Under SFAS 123R, we will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to additional paid-in capital. The Standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of SFAS 123R on our financial statements, including different option-pricing models.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R which revised certain provisions in the original interpretation and permitted multiple effective dates based upon the nature and formation date of the variable interest entity. Adoption of the provisions of FIN 46R did not have any impact on our financial position, results of operations or cash flows as all of our subsidiaries are wholly-owned.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. SFAS 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. We are in the process of reviewing the FAS 109-1 and FAS 109-2; however, at this time, we do not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (i) continuing operations and cash flows are expected to be generated, and (ii) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Discontinued Operations

During the third quarter of 2003, Our Equipment Specialties (“ESI”) reporting unit, which designed, manufactured and rebuilt specialized cementing and stimulation equipment, was discontinued and the assets were sold to Special Equipment Manufacturing, Inc. (“SEM”), an unrelated party for $60,000 in cash. In connection therewith we assigned ESI’s facility lease with Oklahoma Facilities, LLC (“Facilities”) to SEM, thus eliminating our future liability lease obligation. To effect this assignment, we agreed to pay Facilities an additional $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in six equal installments beginning November 15, 2003.

The Equipment Specialties Division is accounted for as a discontinued operation and therefore, the results of its operations and its cash flows have been removed from our results of continuing operations for all periods presented in connection with the discontinuance of ESI, we recognized a net loss from discontinued operations of $545,592 and net loss of disposal of discontinued operations of $1,157,835.

Note 4 - Accounts Receivable

Prior to December 31, 2003, we had approximately $1,227,000 of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. The ultimate customer for these goods was Petroleos de Venezuela S.A. (“PDVSA”), the national oil company of Venezuela. PDVSA delayed acceptance of the majority of the goods shipped due to the political unrest and oil and gas industry work curtailment in Venezuela and had not taken delivery of the products from our customer as of December 31, 2003. We reversed the $1,227,000 of accounts receivable and the associated reserve for doubtful accounts for $878,000 as of December 31, 2003 that had been recorded during 2002. Ownership of the inventory was transferred back to us and recorded at its original cost basis of $350,000 in finished goods.

Note 5 - Inventories

The components of inventories as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003

Raw materials	$797,430	$363,409
Finished goods	2,141,489	2,033,015
Gross inventories	2,938,919	2,396,424
Less slow-moving and obsolescence reserve	457,25	491,354
Inventories, net	$2,481,662	$1,905,070

Raw materials and finished goods inventories increased due to increased sales within our Chemicals business. The higher sales volumes have resulted in volume purchases of raw materials to take advantage of pricing discounts. Included in finished goods inventories as of December 31, 2004 and 2003 is approximately $320,000 and $350,000, respectfully, in carrying value of Petrovalve downhole pump valves which were previously sold to PDVSA in the first quarter of 2002. See Note 3 of the Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Property, Plant and Equipment

As of December 31, 2004 and 2003, property, plant and equipment was comprised of the following:

	December 31,
	2004	2003

Land	$68,000	$68,000
Buildings and leasehold improvements	1,990,436	1,954,254
Machinery and equipment	953,224	942,129
Furniture and fixtures	108,481	89,981
Transportation equipment	514,652	470,416
Computer equipment	424,837	415,833
Gross property, plant and equipment	4,059,630	3,940,613
Less accumulated depreciation and amortization	1,942,834	1,295,753
Net property and equipment	$2,116,796	$2,644,860

Note 7 - Goodwill and Intangible Assets

In February 2002, we acquired IBS 2000, Inc., a Denver based company engaged in the development and manufacture of environmentally neutral chemicals for the oil industry. The terms of the acquisition called for an "Earn-Out Payment" based on twenty-five percent of the division’s earnings before interest and taxes for the three one-year periods ending on March 31, 2003, 2004 and 2005. During 2004, the Company recorded additional goodwill of $320,012 associated with earn-out for the period March 31, 2003 through December 31, 2004, to reflect additional acquisition consideration related to this agreement. As of December 31, 2004, $100,804 had been paid. The remainder will be paid and is reflected as accrued liabilities in the accompanying financial statements.

We evaluate the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2004 resulted in no impairment losses.

We conducted a goodwill impairment assessment during the fourth quarter of 2003 for the Petrovalve reporting unit within the Downhole Production Products segment. There was approximately $5.1 million of goodwill attributable to this segment, all relating to the Petrovalve reporting unit. Our evaluation concluded the entire $5.1 million of goodwill was impaired. Consequently, we recognized a goodwill impairment of $5,120,633 in 2003.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of goodwill by segment:

	Chemical & Logistics	Downhole Production Products	Total

Balance as of December 31, 2002	$7,145,713	$5,120,633	$12,266,346

Goodwill impairment	--	(5,120,633)	(5,120,633)

Balance as of December 31, 2003	$7,145,713	$--	$7,145,713

Earn-out payment	320,012	--	320,012

Balance as of December 31, 2004	$7,465,725	$--	$7,465,725

Intangible assets are comprised of the following:

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$308,826	$148,622	$281,434	$129,331

Other Intangibles	137,640	104,464	104,464	73,124

Total	$446,466	$253,086	$385,898	$202,455

	Aggregate Amortization Expense for the Year Ended December 31,
	2004	2003

Patents	$17,389	$27,232

Other Intangibles	31,340	42,032

Total	$48,729	$69,264

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of estimated amortization expense:

For the Years Ending December 31,
2005	19,500
2006	19,500
2007	19,500
2008	19,500
2008	19,522
2009 and beyond	62,683

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable

Notes payable as of December 31, 2004 and 2003 consisted of the following:

	December 31, 2004	December 31, 2003
Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate (5.25% at December 31, 2004) plus 4.25%, due September 2005, with maximum borrowings of $2,553,983 (1)	$--	$2,250,948
Note payable to Facilities, secured by accounts receivable, bearing interest at the prime rate plus 7.25%, due July 2005 (2)	--	495,780
Note payable to bank, bearing interest at prime rate plus 3.75%, payable in monthly installments of $16,005 including interest, due in October 2008 (3)	--	735,597

Total notes payable	$--	$3,482,325

(1)
We had a revolving line of credit with a bank for the lesser of (a) $2,553,968, or (b) the sum of 60% of eligible domestic trade accounts receivable and 60% of eligible inventory, as defined. The line of credit expires in September 2005, unless extended. Borrowings under the line of credit bear interest (9.50% at December 31, 2004), the prime rate plus 4.25%. All borrowings are collateralized by substantially all our assets. The outstanding balance on the line of credit was $2,439,483 and $2,250,948 at December 31, 2004, and 2003, respectively. Borrowings under the line are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of December 31, 2004, we were in compliance with all covenants.

On February 14, 2005, we entered into a Revolving Loan Agreement (the Loan Agreement) with Wells Fargo Bank, N.A. which replaced the above mentioned line of credit. The Loan Agreement provides for borrowings through February 14, 2007. Borrowings will bear interest at prime rate plus 50 basis points. The Loan Agreement pays interest only and matures in February 2007. Based on the new maturity date, amounts reclassed to long term debt. See Note 9 - Long Term Debt and Note 15 - Subsequent Events.

(2)
On July 25, 2002, we borrowed $500,000 under a promissory note from Facilities. An officer of ours, who is also a director and principal shareholder, has a minority investment interest in and is an officer of Facilities. The note was amended on October 1, 2004 bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. Based on the new maturity date, amounts reclassed to long term debt. See Note 9 - Long Term Debt.

(3)
The note that matured on September 30, 2004 was renewed by the bank on October 1, 2004 bearing an interest at the prime rate plus 3.75%, a reduction from the original interest rate of prime plus 4.25% with a maturity in October 2008. Amount reclassed to long term debt. See Note 9 - Long Term Debt.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Long-Term Debt

Long-term debt at December 31, 2004 and December 31, 2003, consisted of the following:

	December 31, 2004	December 31, 2003
Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate (5.25% at December 31, 2004) plus 4.25%, due in September 2005, with maximum borrowings of $2,553,983 (1)	$2,439,483	$--
Note payable to Facilities, secured by accounts receivable, bearing interest at the prime rate plus 7.25%, due in monthly installments through December 2007 (2)	465,495	--
Promissory note to shareholder and employee of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in annual installments through December 2008 (3)	350,000	400,000
Promissory notes to shareholder and employee of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in annual install-ments through December 2007(4)	400,000	400,000
Note payable to bank, bearing interest at the prime rate (5.25% at December 31, 2004) plus 1%, due in monthly installments through March 2008	1,365,766	1,726,320
Note payable to bank, bearing interest at prime rate plus 3.75%, due in monthly installments through October 2008 (5)	629,539	--
Term loan payable to bank, bearing interest at the prime rate plus 4.25%, payable in monthly installments due December 2007	536,281	681,852
Note payable to bank, bearing interest at the prime rate plus 1%, due in monthly installments through November 2004	--	176,030
Mortgage note secured by a first lien on property, payable to Marvin E. Eckert, Jr. and Wanda Eckert, bearing interest at 10%, due in monthly installments through December 2012	96,872	104,410
Note payable to Bauer & Skloss, LLP, bearing interest at 10% annually, due in monthly installments through March 2005	25,941	100,000
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, due in monthly installments through May 2006	27,913	48,219
Secured vehicle and other equipment loans	71,164	125,116
Total	6,408,454	3,761,947
Less current maturities	1,136,467	1,596,221
Long-term debt	$5,271,987	$2,165,726

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
We had a revolving line of credit with a bank for the lesser of (a) $2,553,968, or (b) the sum of 60% of eligible domestic trade accounts receivable and 60% of eligible inventory, as defined. The line of credit expires in September 2005, unless extended. Borrowings under the line of credit bear interest (9.50% at December 31, 2004), the prime rate plus 4.25%. All borrowings are collateralized by substantially all our assets. The outstanding balance on the line of credit was $2,439,483 and $2,250,948 at December 31, 2004, and December 31, 2003, respectively. Borrowings under the line are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of December 31, 2004, we were in compliance with all covenants.

On February 14, 2005, we entered into a Revolving Loan Agreement (the Loan Agreement) with Wells Fargo Bank, N.A. which replaced the above mentioned line of credit. The Loan Agreement provides for borrowings through February 14, 2007 (the Maturity Date). Borrowings will bear interest at prime rate plus 50 basis points. The maximum amount that may be outstanding under the Loan Agreement is the lesser of (a) $5,000,000 or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. See Note 16 - Subsequent Events.

The terms are interest only, maturing in February 2007. Based on the new maturity date, amounts reclassed from Notes Payable. See Note 8 - Notes Payable.

(2)
On July 25, 2002, we borrowed $500,000 under a promissory note from Facilities. An officer of ours, who is also a director and principal shareholder, has a minority investment interest in and is an officer of Facilities. The note was amended on October 1, 2004 bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. Based on the new maturity date, amounts reclassed from Notes Payable. See Note 8 - Notes Payable.

(3)
Effective December 31, 2004 a forbearance agreement was signed to defer $150,000 of the $200,000 payment due on December 31, 2004, with no interest penalty. The remaining payments set forth in the original promissory note were extended to be paid in annual installments of $100,000 in 2005, 2006, 2007 with a final payment of $50,000 due on or before December 31, 2008.

(4)
Effective December 31, 2004 a forbearance agreement was signed to the $200,000 payment due on December 31, 2004, with no interest penalty. The remaining payments set forth in the original promissory note were extended to be paid in installments of $100,000 due on or before February 10, 2005, December 31, 2005, December 31, 2006 and December 31, 2007.

(5)
The note matured September 30, 2004 was renewed by the bank on October 1, 2004 bearing an interest at the prime rate plus 3.75%, a reduction from the original interest rate of prime plus 4.25% with a maturity in October 2008. Amount reclassed from notes payable.

All bank borrowings are collateralized by substantially all of our assets. Bank borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of December 31, 2004, we were in compliance with all covenants. During the year ended December 31, 2004, we had not received any notices of default or acceleration from any of its lenders.

We believe the fair value of its long-term debt approximates the recorded value at December 31, 2004 as the majority of the long-term debt carries a floating interest rate based on prime.

On February 14, 2005, we entered into an Equipment Term Loan Agreement (the Equipment Term Loan) and a Real Estate Term Loan Agreement (the Real Estate Term Loan) with Wells Fargo Bank, N.A. The Equipment Term Loan provides for borrowings of $7,000,000 bearing interest at prime rate plus 50 basis points payable over 60 months. The Real Estate Term Loan provides for borrowings up to $3,000,000 bearing interest at prime rate. The loan is payable over 60 months, and amortized over 180 months. See Note 16 - Subsequent Events.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future maturities of long-term debt:

For the Years Ending December 31,
2005	1,136,468
2006	3,608,320
2007	1,177,576
2008	428,138
2009	12,401
Thereafter	45,552

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Common Stock, Stock Options and Warrants

We have a Long Term Incentive Plan (the “Plan”) under which our officers, key employees, and non-employee directors may be granted options to purchase shares of our authorized but unissued common stock. As of December 31, 2004, there were no shares available for future grants under the Plan. Under the Plan, the option exercise price is equal to the fair market value of our common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within four years or less. Proceeds received by us from exercises of stock options are credited to common stock and additional paid-in capital.

Prior to the merger with CESI in 2001, we had outstanding warrants to purchase 56,030 shares of common stock at an exercise price of $15.79, expiring in September 2006. These warrants were assumed by Flotek after the merger. The warrants were issued to one of our directors and three investors.

In January, 2004, we issued 133,334 shares of our common stock in a private offering to “accredited investors” in exchange for $100,000 of subscription proceeds, which was paid by the tender to us. During 2004, a total of 15,000 stock options were exercised by directors, officers and employees.

During 2003, we issued 578,500 stock options with a market value of $347,100 at the date of grant. On April 3, 2003, a stock grant of 125,000 shares was awarded to Mr. Jerry D. Dumas, Sr., our Chairman and CEO, which resulted in $75,000 of compensation expense. Also, during 2003, we issued 875,000 shares of our common stock in a private offering to “accredited investors” in exchange for $525,000 of subscription proceeds, which was paid by the tender to us. We received $150,000 of the total $525,000 from two of our directors, one of which is a principal stockholder.

Additional information with respect to the Plan’s stock option activity is as follows:

	Number Of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2002	176,747	$4.70
Granted	578,500	$0.60
Exercised	--	--
Cancelled	(97,404)	$4.56
Outstanding as of December 31, 2003	657,843	$1.54
Granted	441,414	$0.61
Exercised	(15,000)	$3.27
Cancelled	(42,500)	$0.60
Outstanding as of December 31, 2004	1,041,757	$2.13

Options exercisable as of December 31, 2003	342,878	$1.75
Options exercisable as of December 31, 2004	560,908	$2.05

The weighted average contractual life remaining on outstanding stock options was approximately nine years at December 31, 2004 versus six years at December 31, 2003.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 “Share-Based Payment”. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. As noted in our stock-based compensation accounting policy, we do not record compensation expense for stock-based compensation. Under SFAS 123R, we will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to additional paid-in capital. The Standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of SFAS 123R on our financial statements, including different option-pricing models.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income Taxes

A reconciliation of the effective income tax rate to the statutory income tax rate is as follows:

	For the Years Ended December 31,
	2004	2003

Income tax (benefit) at statutory rate (34%)	$804,707	$(1,931,431)
State taxes, net of federal benefit	138,096	--
Nondeductible items	--	1,748,731
Other	430,293	(781,300)
Change in valuation allowance	(1,160,000)	964,000
Provision for income taxes	$213,096	$--

Our effective income tax rate in 2004 differs from the federal statutory rate primarily due to state income taxes and changes in valuation allowances due to the utilization of net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of our deferred tax asset and liabilities are as follows:

	For the Years Ended December 31,
	2004	2003

Allowance for doubtful accounts	$7,000	$6,000
Inventory reserves	155,000	176,000
Net operating loss carryforwards	2,992,000	4,383,000
Property, plant and equipment	99,000	(77,000)
Alternative minimum tax credit carryforwards	75,000	--
	3,328,000	4,488,000
Valuation allowance	(3,328,000)	(4,488,000)
	$--	$--

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A valuation allowance was provided in full against our net deferred tax assets due to our uncertainty surrounding the realization of our deferred tax assets in future years. Certain Internal Revenue Code provisions may limit the use of our net operating loss carryforwards. We are currently assessing limitations on our net operating loss carryforwards, if any, on future periods. As of December 31, 2004, we had estimated net operating loss carryforwards of approximately $8.8 million, expiring in various amounts in 2017 through 2023.

Our current corporate organizational structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group can not be offset by tax attributes, including net operating losses, of the other groups. Accordingly, the effective tax rate in future periods may differ significantly from the _______ __________ rates depending on the level of taxable income of loss for each group.

Note 12 - Related Party Transactions

On January 30, 2003, we entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to procure raw materials as ordered by CESI granting CESI 120 day payment terms for a 15% percent markup. SCL is owned jointly by Dr. Penny and Mr. Beall, whom are both directors as well as principal shareholders of Flotek. Dr. Penny is also one of our employees. On August 27, 2003 a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004 the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate their debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination the interest rate on the note was raised to 21%. We plan to pay off the note during the second quarter 2005.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., our Chairman and CEO, made us a short-term loan for $135,000 to cover operating cash flow requirements. This note bears interest at 10% annually. As of December 31, 2004, this note had an unpaid balance of $15,000. Additional demand notes from Mr. Dumas total $104,068, bearing interest at 10% per annum.

On July 25, 2002, we borrowed $500,000 under a promissory note from Facilities. One of our officers, who is also a director and principal stockholder, has a minority investment interest in and is an officer of Facilities. The majority of the note is secured by specific Petrovalve inventory. The note was amended on October 1, 2004 bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. On February 14, 2005, Facilities was required to fully subordinate their outstanding debt position of $454,689 in connection with the new senior credit facility.

We purchased from Phoenix E&P Technology, LLC, the manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. See Note 15 - Subsequent Events.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Commitments and Contingencies

We are involved, on occasion, in routine litigation incidental to our business. As of December 31, 2004 we were not named or involved in any litigation.

We have entered into operating leases for office space, vehicles and equipment. Future minimum lease payments under these leases are as follows:

For the Year Ending December 31,
2005	$189,773
2006	$135,608
2007	$108,562
2008	$101,804
2009	$95,556

Total rent expense under these operating leases totaled $205,008 and $159,172 during the years ended December 31, 2004 and 2003.

401(k) Retirement Plan

We maintain a 401(k) retirement plan for the benefit of eligible employees in the United States. All employees are eligible for the plan upon six months of employment. Currently, we do not match employee ____.

Note 14 - Segment Information

We have four principal operating segments, which are the design, manufacturing, operating service and marketing of (i) specialty chemicals, (ii) downhole drilling tools, (iii) downhole production tools, and (iv) automated bulk handling systems. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

We have determined that there are three reportable segments:

•
The Chemicals and Logistics segment which is made up of two business units. The CESI Chemical business unit designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The Materials Translogistics business unit manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

•	The Drilling Products segment manufactures and markets the Turbeco line of casing centralizers, Turbo-Flo mud shaker screens and external casing packers for coal bed methane drilling.

•	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

We evaluate performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Significant Accounting Policies.” Intersegment sales are accounted for at fair value as if sales were to third parties and are eliminated in the consolidated financial statements.

Summarized financial information concerning our segments as of December 31, 2004 and 2003 is show in the following tables (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2004	Chemicals and Logistics	Drilling Products	Production Products	Corporate and Other	Total
Net revenues to external customers	$17,983	$3,315	$583	$--	$21,881
Income (loss) from operations	$4,731	$359	$(356)	$(1,722)	$3,012
Depreciation and amortization	$430	$87	$31	$142	$690
Total assets	$12,837	$868	$1,467	$785	$15,957
Goodwill	$7,466	$--	$--	$--	$7,466
Capital expenditures	$67	$27	$--	$19	$113
Interest Expense	$117	$13	$--	$562	$692

2003	Chemicals and Logistics	Drilling Products	Production Products	Corporate and Other	Total
Net sales to external customers	$11,919	$2,700	$225	$--	$14,844
Income (loss) from operations	$1,822	$394	$(5,548)	$(1,758)	$(5,090)
Depreciation and amortization	$534	$90	$34	$55	$713
Total assets	$10,870	$697	$1,682	$721	$13,970
Goodwill, net	$7,146	$--	$--	$--	$7,146
Capital expenditures	$173	$45	$--	$357	$575
Interest Expense	$84	$17	$5	$512	$618

Essentially all of our revenues are derived from the oil and gas industry. This concentration of customers in one industry increases our credit and business risk, particularly given the volatility of activity levels in the industry. The majority of our sales are to major or large independent oilfield service companies with established credit histories and actual credit losses have been insignificant. Five customers accounted for 47% of consolidated revenues for the year ended December 31, 2004. These same five customers were also in the Chemicals and Logistics segment of our business and they collectively accounted for 57% of the revenues in this segment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 - Subsequent Events

We purchased from Phoenix E&P Technology, LLC, the manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., Chief Executive Officer and Chairman of Flotek Industries, Inc. and Dr. Glen Penny each have a two and one-half percent indirect ownership interest in CEP and John Chisholm, Director of Flotek Industries, Inc. has a thirty percent ownership interest in CEP.

On February 14, 2005, we entered into a $13 million credit agreement with Wells Fargo Bank. The following table presents the senior secured credit facilities provided by the credit agreement:

	Principal	Interest Rate	Maturity	Amortization
Revolving Line of Credit	$5,000,000	Prime	February 2007	Interest Only
Equipment Term Loan	$7,000,000	Prime +0 .5%	February 2010	60 months
Real Estate Term Loan	$ 855,437	Prime	February 2020	60 months

The proceeds of the senior credit facilities were used to fund a portion of the acquisition of Spidle Sales and Services, Inc., refinance some of our existing indebtedness, pay for fees and expenses incurred in connection with the senior credit facilities and provide future working capital for our operations.
See Note 8 - Notes Payable and Note 9 - Long Term Debt.

In February 2005, we completed the purchase of Spidle Sales and Services, Inc. (“Spidle”), a privately held downhole tool company with rental, sales and manufacturing operations throughout the Rocky Mountains, by acquiring all of the outstanding capital stock of Spidle for a total purchase price of $8.1 million. Spidle’s results of operations are not included in the consolidated financial statements for all periods presented. Spidle will be merged with Turbeco into Flotek’s Drilling Products segment. Spidle serves both the domestic and international downhole tool markets with a customer base extending into Canada, Mexico, South America, Europe, Asia and Africa. Spidle operates in the energy, mining, water well and industrial drilling sectors. As a result of the acquisition, we are expected to (1) expand its product, customer and geographic base in the downhole drilling tools market and (2) provide operational synergies with Flotek’s other business units.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our Audit Committee of our Board of Directors dismissed Weinstein Spira & Company as its independent and principal accountants effective February 23, 2005, and on the same day engaged the firm UHY Mann Frankfort Stein & Lipp CPAs, LLP as our new independent principal auditors.

During the two most recent fiscal years audited and the subsequent interim periods preceding its determination to change independent principal accountants, there were no disagreements with Weinstein Spira & Company on any matter of accounting principles or practices, financial statement or disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Weinstein Spira & Company would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. In addition, there were no disagreements between ourselves and our successor auditors through the date of this report.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation. Previously noted weaknesses have been corrected.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table provides information about our Executive Officers and Directors:

Name	Age	Positions	Position Held Since

Jerry D. Dumas, Sr.	69	Chief Executive Officer and Chairman of the Board	1998
Robert S. Beall	46	Director	2001
John W. Chisholm	50	Director	1999
Glenn S. Penny	55	President, Chief Technical Officer and Director	2001
Gary M. Pittman	41	Director	1997
Barry E. Stewart	50	Director	2001
Richard O. Wilson	75	Director	2003
William R. Ziegler	62	Director	1997
Lisa Bromiley Meier	32	Chief Financial Officer and Vice President	2004

The following is a brief description of the background and principal occupation of each Nominee and executive officer:

Jerry D. Dumas, Sr. has been Chairman and CEO of Flotek Industries, Inc. since September of 1998. He was previously Vice President of Corporate and Executive Services in the Merrill Lynch Private Client Group. Mr. Dumas utilizes his prior experience as Group Division President of the New York Stock Exchange energy services company Baker Hughes and his Merrill Lynch training to aid corporate executives in managing corporate assets. Mr. Dumas is a shareholder of Production Access; Managing Partner of Bronco Ventures, an investment group, owner of Wittman Restaurant Group, Saxton River Corporation and Hinckley Brook, Inc., an equipment leasing company. Mr. Dumas holds a BS degree from Louisiana State University.

Robert S. Beall is currently President of R. S. Beall Investments, Inc. of Colleyville, Texas. Beall Investments is a private equity firm with investments in real estate and construction materials. Mr. Beall was President of Beall Concrete Enterprises, Ltd. a company he founded in 1980 and merged into publicly traded U.S. Concrete in February of 2000. Mr. Beall holds a BBA degree in Accounting from the University of Oklahoma and an MBA from Southern Methodist University. Mr. Beall has served as director of Flotek since 2001, and is a member of the Compensation Committee.

John W. Chisholm is founder of Wellogix which develops software for the oil and gas industry to streamline workflow, improve collaboration, expedite the inter-company exchange of enterprise data and communicate complex engineered services. Previously he co-founded and was President of ProTechnics Company from 1985 until its sale to Core Laboratories in December of 1996. After leaving Core Laboratories as Senior Vice President of Global Sales and Marketing in 1998, he started Chisholm Energy Partners an investment fund targeting mid-size energy service companies. Mr. Chisholm holds a BA degree in Business Administration from Ft. Lewis College. Mr. Chisholm has served as director of Flotek since 2002 and is a member of the Audit Committee.

Dr. Glenn S. Penny was the founder of Stim-Lab, Inc which was sold to Core Laboratories in 1998. In 2000, he founded Chemical and Equipment Specialties which was the rollup of five companies in the Duncan Oklahoma area. In October 2001, the company merged with Flotek Industries, Dr. Penny has acted as President and Chief Technical Officer for Flotek Industries the last three years. He engineered the Flotek acquisition of IBS, a green chemical company in Denver Colorado. He was worked to integrate the IBS product lines and related products into CESI Chemical sales. He is also a partner in Oklahoma Facilities, LLC which leases commercial properties in the Duncan area and is a partner in Oklahoma Stimulation Chemicals LLC. In August 2003, he aided the employees of Equipment Specialties to purchase the assets from Flotek to form Special Equipment Manufacturing, Inc. (SEM). He now serves on the board of directors of SEM. Dr. Penny holds a BS degree in Chemistry from Trinity University and a Ph.D. in Chemistry from the University of Houston.

Gary M. Pittman has served as a Director of the Company since 1997. He is President of BioSafe Technologies, a consumer products company supplying non-toxic insecticides to marketing and distribution partners in the U.S., Europe and Middle East. Prior to joining BioSafe, Mr. Pittman spent his career in investment banking and money management primarily in the energy sector.  Mr. Pittman was VP of The Energy Recovery Fund, a $180 million fund invested in oil and natural gas exploration and service industries in the U.S., Canada and U.K.  Mr. Pittman has served as Director and Audit Committee member of Czar Resources, Ltd., a public Canadian E & P company; Triton Elics International; Secretary, Vice President and Director of Sub Sea International, Inc., an offshore robotics and diving company; and owned and operated an oil and gas production and gas gathering company in Montana.  Mr. Pittman serves as Chairman of the Company’s Compensation Committee. Mr. Pittman holds a BA degree in Economics/Business from Wheaton College and an MBA in Finance and Marketing from Georgetown University. Current directorships include BioSafe Technologies, Inc. and Hemisphere Investments.

Barry S. Stewart became Chief Financial Officer of Rotech Healthcare Inc. in July 2004.  Prior to joining our company, Mr. Stewart was Chief Financial Officer of Evolved Digital Systems, Inc. from 2001 to 2004, and Vice President of Finance of Community Health Systems, Inc. from 1996 to 2001.  Prior to 1996, Mr. Stewart served in various managing director positions with national commercial banks.  Mr. Stewart currently serves as the Chair of the Audit Committee of the Board of Directors for Flotek Industries in Houston. He is a Certified Public Accountant licensed in Texas and Tennessee and has a Master of Business Administration Degree from the University of Houston.

Richard O. Wilson became a Director of the Company in 2003. He is a Rice Institute Graduate with a BS in Civil Engineering. Mr. Wilson was Group Vice President and Deputy General Manager of Brown & Root World Offshore Operations and served as a Director of Brown & Root from 1973 to 1979. Mr. Wilson has served as Chairman of Dolphin Drilling A/S, AOC International and OGC International PLC. Mr. Wilson is currently serving as director for Callon Petroleum Inc. Mr. Wilson is an Offshore Construction consultant for the Hydrocarbon Industry with 48 years experience in the North Sea, Gulf of Mexico, Gulf of Paria, Lake Maracaibo and the South Atlantic Offshore Brazil and Angola.

William R. Ziegler is of counsel to the law firm of Satterlee Stephens Burke & Burke LLP, New York, New York. Mr. Ziegler was formerly a partner of Satterlee Stephens Burke & Burke LLP, of Parson & Brown LLP and of Whitman Breed Abbott & Morgan and a predecessor law firm Whitman & Ransom, all New York law firms. He has practiced corporate, banking and securities law since 1968. He is Chairman of the Board (non-executive) of Vesta Corp., a stored value technology company and of Firebird Holdings Limited, the Chairman of the Board (non-executive) and a director of Geokinetics, Inc., a seismic and geophysical company traded on the OTC Bulletin Board, a director of Flotek Industries Inc., an oil services equipment supplier traded on the OTC Bulletin Board, and a director and Vice Chairman of Grey Wolf, Inc. of Houston, Texas, an AMEX-listed international drilling company with operations on the U.S. Gulf Coast. He serves as Vice Chairman of the Board (non-executive) of Union Drilling, Inc. Mr. Ziegler is a graduate of Amherst College and received a law degree from the University of Virginia and an M.B.A. from Columbia University

Lisa Bromiley Meier was appointed Chief Financial Officer of the Company in April 2004 and Vice President in January 2005. Prior to joining Flotek, Mrs. Meier worked in the energy audit practice at PricewaterhouseCoopers, LLP, and three Fortune 500 companies in various accounting, finance, SEC reporting and risk management positions. Mrs. Meier is a CPA and a CFA candidate, holding a BBA and masters degree in accounting from the University of Texas.

Rosalie T. Melia was Co-Owner/Operator of Melia & Sons Delivery Service; Chris Catering and Concessions, Inc.; and Department Manager for Foley's Merchandise Information Systems clerical offices in Software and Hardware Divisions where she initiated the Stock Keeping Unit (SKU) marking of linens and other houseware products.  Ms. Melia joined Flotek Industries, Inc. in 1992 as an accounting assistant and office manager. She has served as Corporate Secretary since 2000.

There are no family relationships between any director or executive officer.

We have a code of ethics that applies to our principal executive officer, principal financial officer and chief accounting officer/controller. See Exhibit 10.3.

Board Committees and Meetings

Our Board of Directors met four times during 2004. Each director attended 75% or more of the Board of Directors and committee meetings held during the period they were a director or committee member.

The standing committees of the Board include the Compensation Committee consisting of Gary Pittman, Robert Beall, and William Ziegler, and the Audit Committee, comprised of Barry Stewart, John Chisholm and Richard Wilson. Mr. Stewart is considered a “financial expert” based on his current and past employment, his education and his professional certification.

The Compensation Committee sets compensation policy for all of our Executive Officers, makes recommendations to the full Board of Directors regarding executive compensation and employee stock option awards, and administers our 2003 Long-Term Incentive Plan. The Compensation Committee met three times during the last fiscal year.

The primary function of the Audit Committee is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding audit, finance, accounting, and tax compliance. In particular, the Audit Committee is responsible for overseeing the engagement, independence, and services of our independent auditors. The Audit Committee also serves to: (i) act as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of the independent auditors; (iii) evaluate our quarterly financial performance as well as the compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent auditors, financial and senior management, counsel, and the Board of Directors. The Audit Committee met four times during the last fiscal year, independently from our full Board. The Board has adopted a written charter for the Audit Committee.

Our Board of Directors does not have a standing executive or nominating committee or committees performing similar functions.

The above Committees meet as and when required, except for the Audit Committee which meets at least four times each year. Certain matters that may come before a committee may be reviewed or acted on by the Board as a whole.

Compliance with Section 16(a) of the Securities Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company’s directors and executive officers are required to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of Common Stock. Copies of such forms are required to be filed with us. Based solely on our review of copies of such reports furnished to us we believe the directors and executive officers were in compliance with the filing requirements of Section 16(a) during the most recent fiscal year.

Item 10. Executive Compensation

Information under the caption “Executive Compensation”, which will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information under the caption “Security Ownership of Certain Beneficial Owners and Management “, which will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Certain Relationships and Transactions with Management

Information under the caption “Certain Relationships and Transactions with Management “, which will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K NEEDS TO BE UPDATED!

(a) Exhibits:

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1 *	Articles of Incorporation of Flotek Industries, Inc. (incorporated by reference to Appendix E of the Company’s Definitive Proxy Statement filed with the Commission on September 27, 2001).

3.2 *	By-laws of Flotek Industries, Inc. (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed with the Commission on September 27, 2001).

4.1 *	Registration Right Agreement, effective as of April 30, 2000, signed in August 2000 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-QSB for the quarter ended August 31, 2000).

10.1 *
Change in Terms Agreement dated January 16, 2004 by and between Legacy Bank and Flotek Industries, Inc. (incorporated by reference to the Company’s Form 10-QSB filed with the Commission on August 14, 2002).

10.2 *	Forbearance Agreements, (incorporated by reference to the Company’s Form 10-KSB filed with the Commission on April 15, 2002).

10.3	Code of Ethics.

21.1	List of Subsidiaries.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification of Periodic Report by Chief Executive Officer.

32.2	Certification of Periodic Report by Chief Financial Officer.
* Previously Filed

(b) Reports on Form 8-K:

None.

Item 14. Principal Accountant Fees and Services

Information under the caption “Principal Accountant Fees and Services“, which will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

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

The Committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004, with management and the independent auditors. Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

Barry E. Stewart, Chairman
John W. Chisholm, Member
Richard O. Wilson, Member

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

Date	Signature	Title(s)

March 31, 2005	/s/ Jerry D. Dumas, Sr. Jerry D. Dumas, Sr.	Chairman and Chief Executive Officer

March 31, 2005	/s/ Glenn S. Penny Glenn S. Penny	President, Chief Technical Officer and Director

March 31, 2005	/s/ Lisa Bromiley Meier Lisa Bromiley Meier	Chief Financial Officer and Vice President

March 31, 2005	/s/ Robert S. Beall Robert S. Beall	Director

March 31, 2005	/s/ John W. Chisholm John W. Chisholm	Director

March 31, 2005	/s/ Gary M. Pittman Gary M. Pittman	Director

March 31, 2005	/s/ Barry E. Stewart Barry E. Stewart	Director

March 31, 2005	/s/ Richard O. Wilson Richard O. Wilson	Director

March 31, 2005	/s/ William R. Ziegler William R. Ziegler	Director