Form 10KSB/A
period 2004-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2005-04-19
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

CERTIFICATIONS

Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer. Exhibit 31.1

Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer. Exhibit 31.2

Certification of Periodic Report by Chief Executive Officer. Exhibit 32.1

Certification of Periodic Report by Chief Financial Officer. Exhibit 32.2

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "plan", "intend”, "project", "forecast", "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, budgets and plans, and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons, including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic and political conditions, prices of, and the demand for crude oil and natural gas, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors including those identified herein.

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

Our reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies, and is managed independently.

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

Government Regulation, Operating Risks and Insurance

We are subject to federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries in which we do business. We strive to fully-comply with these requirements and are not aware of any material instances of noncompliance. However, these requirements are complex and assuring compliance is often difficult. The enforcement of these laws and regulations may become more stringent in the future and could have a material impact on our costs of operations. Non-compliance could also subject us to material liabilities, such as government fines, third-party lawsuits or even the suspension of operations.

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

International Operations

The majority of our revenues and operations are currently derived and conducted within the United States. However, we have been expanding our international sales efforts and we expect international sales to continue to increase. Internationally, we operate primarily through agents in Canada, Mexico, Central and South America, the Middle East, Asia and Russia.

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

Risk Factors

Our results of operations could be adversely affected if our business assumptions do not prove to be accurate or if adverse changes occur, including but not limited to the following areas:

Business Risks
•	Decline in or increased volatility in oil and natural gas prices that would adversely affect our customers and the energy industry.

•	Decline in drilling activity.

•	Increase in prices for products used by us in our operations.

•	Severe weather conditions. For example, hurricanes can have a direct impact on activity levels in the affected areas and oil and gas prices.

•	The oilfield service industry is highly competitive, and we must compete with many companies possessing greater financial resources and better established market positions.

•	The introduction of new products and technologies by competitors may adversely affect the demand for our products and services.

•	The potential for unexpected litigation.

Risks of Economic Downturn. In the event of an economic downturn in the United States and/or globally there may be decreased demand and lower prices for oil and natural gas, and therefore for our products and services. Our customers are generally involved in the energy industry, and if these customers experience a business decline, we could be subject to increased exposure to credit risk. If an economic downturn occurs, our results of operations may be adversely affected.

Risks from Operating Hazards. Our operations are subject to hazards present in the oil and natural gas industry, which can cause personal injury and damage to property or the environment.

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

We consider our facilities to be in good condition and suitable for the conduct of our business. All of our owned facilities are subject to mortgages or security agreements as described in Note 8 and 9 of the Notes to the Consolidated Financial Statements. Commitments for our leased facilities are described in Note 13 of the Notes to Consolidated Financial Statements.

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

Recent Issuance of Unregistered Securities

In January 2004, we issued 133,334 shares of our common stock in a private offering to “accredited investors” in exchange for $100,000 of cash subscription proceeds, which was paid by tender to us. During 2004, a total of 15,000 stock options were exercised by directors, officers and employees.

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

The foregoing issuances of common stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No underwriters were engaged in connection with the foregoing sales of securities. The sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a "sophisticated investor" with access to all relevant information necessary to evaluate the investment, who represented to us that sales were being acquired for investment.

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

Our product lines are divided into three segments within the oilfield service industry:

•	The Chemicals and Logistics segment is made up of two business units:

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

Restricted Cash

As of December 31, 2004, we had $37,038 of restricted cash which serves as collateral for a standby letter of credit that provides financial assurance that we will fulfill our obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

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

Foreign Currency

We have sales that are denominated in currencies other than the United States dollar. Any foreign currency transaction gains or losses are included in our results of operations. We have not entered into any forward foreign exchange contracts to hedge the potential impact of currency fluctuations on our foreign currency denominated sales.

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

Stock-Based Compensation

We recognize compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. We provide supplemental disclosure of the effect on net income (loss) and earnings (loss) per share as if the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure” had been applied in measuring compensation expense. Under SFAS 123R, we will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to additional paid-in capital. The Standard is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of SFAS 123R on our financial statements, including different option-pricing models.

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

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated financial position, results of operations and cash flows, but do not expect SFAS No. 151 to have a material impact.

Results of Operations

	For the Years Ended December 31,
	2004	2003

Revenues	$21,881,289	$14,844,431
Cost of revenues	12,529,631	9,264,091
Gross margin	9,351,658	5,580,340
Gross margin %	42.7%	37.6%

Selling, general and administrative	5,349,594	4,788,749
Goodwill impairment	--	5,120,633
Depreciation and amortization	689,901	713,531
Research and development	300,074	46,654
Total expenses	6,339,569	10,669,567
Income (loss) from operations	3,012,089	(5,089,227)
Income (loss) from operations %	13.8%	(34.3)%

Interest expense	(691,568)	(618,438)
Other, net	46,264	26,985
Total income (expense)	(645,304)	(591,453)

Income (loss) before income taxes	2,366,785	(5,680,680)
Provision for income taxes	(213,096)	--
Income (loss) from continuing operations	2,153,689	(5,680,680)

Loss from discontinued operations, net of tax	--	(545,592)
Loss on disposal of discontinued operations, net of tax	--	(1,157,835)
Net income (loss)	$2,153,689	$(7,384,107)
Net income (loss) %	9.8%	(49.7)%

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

Research and development costs increased due to expansion of our applied research facilities, including increased personnel costs. The higher personnel costs are due to increased staffing in our applied research laboratories, reflecting our strategy to continue to develop proprietary specialty chemicals. Over the years, we have made a number of technological advances, including the development of an environmentally benign line of specialty chemicals. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. Research and development expenditures are charged to expense as incurred. We intend to continue committing financial resources and effort to the development and acquisition of new products and services.

Based on our improved profitability, a $213,096 provision for income taxes was recorded in 2004. The provision was made for estimated state income tax and alternative minimum tax, which can not be offset by our net operating loss carryforwards. The result of these taxes reduced earnings per share by $0.03. The effective income tax rate differs from the statutory rate primarily as a result of utilization of our net operating loss carryforwards. As of December 31, 2003, we had various net deferred tax assets made up primarily of the expected future tax benefit of net operating loss carryforwards. A valuation allowance was provided in full against these net deferred tax assets based upon the Company’s historical losses. During 2004, we reduced the valuation allowance related to the remaining net tax assets by $1,160,000. The reduction reflects our ability to utilize this amount of net deferred tax assets based on 2004 operating results. The benefit from this reduction was recorded as a decrease in current income tax provision. As of December 31, 2004, we had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $8.8 million, expiring in 2017 through 2023.

Results by Segment

Chemicals and Logistics

	For the Years Ended December 31,
	2004	2003

Revenues	$17,982,880	$11,919,350
Gross margin	$7,466,881	$4,131,606
Gross margin %	41.5%	34.7%

Operating income	$4,731,486	$1,822,525
Operating margin %	26.3%	15.3%

Chemicals and Logistics revenues increased $6,063,530 or 50.9%, in 2004 compared to 2003. The increase in sales is attributable to continued increase in drilling activity and expanded market penetration in the U.S., Canada, Mexico and Russia. The most significant revenue growth relates to our environmental friendly “green” chemicals in the U.S., which have more than tripled from $1,103,680 in 2003 to $3,952,841 in 2004. CESI Chemical's focus on applied research has resulted in the penetration of new markets, continual expansion of our customer base, product portfolio and increased margins. Recently our applied research resulted in the development and subsequent sale of products to the drilling fluids industry, a new sales segment for us. CESI Chemical differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service.

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

Drilling Products revenues, increased $615,146 or 22.8% in 2004 compared to 2003. The increase in sales was driven by product line and geographic expansion. Gross margin also increased from $1,419,520 to $1,592,923 but decreased year over year as a percentage of revenue. The decrease in gross margin percentage from 52.6% in 2003 to 48.0% in 2004 was primarily due to a shift in product sales mix.

The decision to expand this segment during 2004, both in products and geographic footprint, resulted in several one-time start-up costs. Prior to 2004, the geographic coverage primarily included the Gulf Coast of Texas and Louisiana. We actively expanded our sales efforts into West Texas, North Texas and internationally, and incurred increased sales and marketing costs as a result. Historically the segment had variations of a single product. The drilling products group introduced an integral bow spring and other bow spring tools. These tools are outsourced for manufacturing, resulting in reduced margins. Introductory pricing was lower for these new products, but has improved based on product performance.

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

Production Products revenues increased $358,182 in 2004 compared to 2003 as a result of the new management team expanding its customer base. Additionally, sales to Venezuela resumed marginally in 2004. Gross margin percentage also increased significantly from 13.0% in 2003 to 49.9% in 2004. We are focused on increasing total revenues in 2005 by expanding the customer and geographic base. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, the Middle East, Russia and Asia. Currently Petrovalve has representation in 18 countries.

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

Both accounts receivable and inventories increased due to increased sales levels during the year. Accounts payable decreased $320,228 primarily due to an aggressive effort to pay down long outstanding payables associated with professional fees and payables associated with the discontinued operations. The reduction in accounts payable was offset by an increase in accrued liabilities of $994,756. The increase in accrued liabilities was due to increased income taxes payable, incentive compensation payable, and amounts accrued, but not yet paid, related to the earn-out provision of our 2000 acquisition. Current assets increased $2,184,863 during 2004, while current liabilities decreased $3,382,301 over the same period, strengthening our balance sheet. In February 2005, we obtained a new senior credit facility from Wells Fargo Bank. Based on the terms negotiated, a portion of our debt has been reclassified to long-term based on the new maturities.

Capital expenditures in 2004 totaled $113,108 and were used for furniture and fixture purchases, expansion of laboratory facilities, and the purchase of a new vehicle. Capital expenditures were below budgeted levels due to capital constraints. Capital expenditures for 2003 totaled $575,260. These expenditures were primarily for improvements at the Materials Translogistics facility in Raceland, Louisiana, and the purchase of a new financial software package and related hardware. In February 2005, we successfully obtained a new senior credit facility with Wells Fargo Bank, N.A. As part of the terms negotiated, we obtained approval for a capital expenditures budget of $2,000,000 for 2005 allowing us to expand our operations.

In January 2004, we issued 133,334 shares of our common stock in a private offering to “accredited investors” in exchange for $100,000 subscription proceeds, which was paid by the tender to us. In addition, 15,000 stock options were exercised with proceeds of $9,100.

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

Item 7.  Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Independent Auditors’ Report

Consolidated Balance Sheets for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flotek Industries, Inc. and Subsidiaries

We have audited the accompanying Consolidated Balance Sheet of Flotek Industries, Inc. and Subsidiaries as of December 31, 2004, and the related Consolidated Statement of Operations, Changes in Stockholders’ Equity and Cash Flows for the year then ended. These Consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
March 30, 2005

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Flotek Industries, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying Consolidated Balance Sheet of Flotek Industries Inc. and Subsidiaries as of December 31, 2003, and the related Consolidated Statement of Operations, Changes in Stockholders’ Equity and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

WEINSTEIN SPIRA & COMPANY, P.C.

Houston, Texas
March 30, 2005

FLOTEK INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS
	For the Years Ended December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$284,801	$--
Restricted cash	37,038	--
Accounts receivable, net	3,372,236	1,977,926
Inventories, net	2,447,390	1,905,070
Other current assets	39,721	113,326
Total current assets	6,181,186	3,996,322

Property, plant and equipment, net	2,116,796	2,644,860
Goodwill	7,465,725	7,145,713
Intangible assets, net	193,380	183,443
Total assets	$15,957,087	$13,970,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,641,577	$2,961,805
Accrued liabilities	1,617,762	623,006
Notes payable	--	3,482,325
Current portion of long-term debt	1,136,467	1,596,221
Amounts due to related parties	466,401	581,151
Total current liabilities	5,862,207	9,244,508

Long-term debt	5,271,987	2,165,726

Stockholders’ equity:
Preferred stock, $.0001 par value, 100,000 shares authorized, no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized, 6,670,004 and 6,521,670 shares issued and outstanding as of December 31, 2004 and 2003, respectively	667	652
Additional paid-in capital	17,082,141	16,973,056
Accumulated deficit	(12,259,915)	(14,413,604)
Total stockholders’ equity	4,822,983	2,560,104
Total liabilities and stockholders’ equity	$15,957,087	$13,970,338

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2004	2003

Revenues	$21,881,289	$14,844,431

Cost of revenues	12,529,631	9,264,091
Gross margin	9,351,658	5,580,340

Expenses:
Selling, general and administrative	5,349,594	4,788,749
Goodwill impairment	--	5,120,633
Depreciation and amortization	689,901	713,531
Research and development	300,074	46,654
Total expenses	6,339,569	10,669,567
Income (loss) from operations	3,012,089	(5,089,227)

Other income (expense):
Interest expense	(691,568)	(618,438)
Other income (expense), net	46,264	26,985
Total income (expense)	(645,304)	(591,453)

Income (loss) before income taxes	2,366,785	(5,680,680)
Provision for income taxes	(213,096)	--
Income (loss) from continuing operations	2,153,689	(5,680,680)

Loss from discontinued operations, net of tax	--	(545,592)
Loss on disposal of discontinued operations, net of tax	--	(1,157,835)
Net income (loss)	$2,153,689	$(7,384,107)
Net income (loss) %	9.8%	(49.7)%

Basic and diluted earnings (loss) per common share from:
Continuing operations	$0.32	$(0.95)
Discontinued operations	--	(0.09)
Disposal of discontinued operations	--	(0.19)
Basic earnings (loss) per common share	$0.32	$(1.23)
Diluted earnings (loss) per common share	$0.31	$(1.23)

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003

Weighted average common shares used in computing basis earnings (loss) per common share	6,659,395	5,976,237
Incremental common shares from stock options	353,742	--
Weighted average common shares used in computing diluted earnings (loss) per common share	7,013,137	5,976,237

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2002	5,521,670	$552	$16,373,156	$(7,029,497)	$9,344,211

Common stock issued for compensation ($0.60 per share)	125,000	12	74,988	--	75,000

Common stock issued for cash ($0.60 per share)	875,000	88	524,912	--	525,000

Net loss	--	--	--	(7,384,107)	(7,384,107)

Balance at December 31, 2003	6,521,670	652	16,973,056	(14,413,604)	2,560,104

Common stock issued for cash ($0.75 per share)	133,334	13	99,987	--	100,000

Stock options exercised	15,000	2	9,098	--	9,100

Net income	--	--	--	2,153,689	2,153,689

Balance at December 31, 2004	6,670,004	$667	$17,082,141	$(12,259,915)	$4,822,893

The accompanying notes are an integral part of these consolidated financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss) from continuing operations	$2,153,689	$(5,680,680)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	689,901	713,531
Goodwill impairment	--	5,120,633
Stock compensation expense	--	75,000
Bad debt expense	--	12,943
Loss on sale of fixed assets	--	2,756
Change in assets and liabilities:
Accounts receivable	(1,394,310)	43,512
Inventories	(542,320)	(351,840)
Other current assets	73,605	84,729
Accounts payable and accrued liabilities	418,282	1,028,340
Net cash provided by (used in) continuing operations	1,398,847	1,048,924
Net cash provided by (used in) discontinued operations	--	(1,086,181)
Net cash provided by (used in) operating activities	1,398,847	(37,257)

Cash flows from investing activities:
Acquisition earn-out payment	(100,804)	--
Proceeds from sale of assets	--	8,924
Other long-term assets	(58,666)	--
Capital expenditures	(113,108)	(575,260)
Net cash provided by (used in) investing activities	(272,578)	(566,336)

Cash flows from financing activities:
Issuance of stock for cash	109,100	525,000
Proceeds from borrowings	302,019	359,001
Repayments of indebtedness	(1,137,837)	(664,997)
Payments to related parties	(114,750)	(80,940)
Proceeds from related parties	--	561,199
Net cash provided by (used in) financing activities from continuing operations	(841,468)	699,263
Net cash provided by (used in) financing activities from discontinued operations	--	(95,670)
Net cash provided by (used in) financing activities	(841,468)	603,593

Net increase in cash and cash equivalents	284,801	--
Cash and cash equivalents at beginning of year	--	--
Cash and cash equivalents at end of year	$284,801	$--

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003

Supplemental schedule of noncash investing activities:
Earn-out payment, net	$219,208	$--

Supplemental disclosures of cash flow information:
Cash paid for interest	$687,405	$564,165

Cash paid for income taxes	$74,956	$--

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

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

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

Restricted Cash

As of December 31, 2004, we had $37,038 of restricted cash which serves as collateral for a standby letter of credit that provides financial assurance that we will fulfill our obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

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

We have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into derivatives or other financial instruments.

Revenue Recognition

Revenue for product sales is recognized when all of the following criteria have been met: (i) evidence of an agreement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility is reasonably assured. Accounts receivable are recorded at that time, net of any discounts. Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of the accounts receivable. Accounts receivable deemed ultimately uncollectible are applied against the allowance for doubtful accounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete. Our Materials Translogistics business unit ("MTI") recognizes revenues of its design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenues earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. MTI bulk material transload revenue is recognized as services are performed for the customer.

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

We have elected to follow APB Opinion No. 25 in accounting for our employee stock options. Accordingly, no compensation expense is recognized in our financial statements because the exercise price of our employee stock options equals the market price of our common stock on the date of grant. If under SFAS No. 123  we determined compensation costs based on the fair value at the grant date for its stock options, net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

	For the Years Ended December 31,
	2004	2003
Net income (loss) from continuing operations:
As reported	$2,153,689	$(5,680,680)
Deduct: Total stock-based employee compensation expense determine under fair value based method for all awards, net of related tax effects	(376,257)	(65,946)
Pro forma	$1,777,432	$(5,746,626)

Basic earnings (loss) per share:
As reported	$0.32	$(0.95)
Pro forma	$0.27	$(0.96)

Diluted earnings (loss) per share:
As reported	$0.31	$(0.95)
Pro forma	$0.25	$(0.96)

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

	For the Years Ended December 31,
	2004	2003
Risk-free interest rate	3.82% - 4.38%	4.2%
Expected volatility of common stock	50%	50%
Expected life of options	10 years	10 years
Vesting period	0 - 4 years	3 years

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully-transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and our options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R which revised certain provisions in the original interpretation and permitted multiple effective dates based upon the nature and formation date of the variable interest entity. Adoption of the provisions of FIN 46R did not have any impact on our financial position, results of operations or cash flows as all of our subsidiaries are wholly-owned.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. SFAS No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, "Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004". SFAS No. 109-2, "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. We are in the process of reviewing the SFAS No. 109-1 and SFAS No. 109-2; however, at this time, we do not believe that the adoption of these standards will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". Evaluation of whether operations and cash flows have been eliminated depends on whether (i) continuing operations and cash flows are expected to be generated, and (ii) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004. We do not believe that the adoption of EITF 03-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Discontinued Operations

During the third quarter of 2003, Our Equipment Specialties (“ESI”) reporting unit, which designed, manufactured and rebuilt specialized cementing and stimulation equipment, was discontinued and the assets were sold to Special Equipment Manufacturing, Inc. (“SEM”), an unrelated party for $60,000 in cash. In connection therewith, we assigned ESI’s facility lease with Oklahoma Facilities, LLC (“Facilities”) to SEM, thus eliminating our future liability lease obligation. To effect this assignment, we agreed to pay Facilities an additional $91,000 of rent for the 17 month rental period beginning March 1, 2002 and ending July 31, 2003 in six equal installments beginning November 15, 2003.

The Equipment Specialties Division is accounted for as a discontinued operation and therefore, the results of its operations and its cash flows have been removed from our results of continuing operations for all periods presented in connection with the discontinuance of ESI, we recognized a net loss from discontinued operations of $545,592 and net loss from disposal of discontinued operations of $1,157,835.

Note 4 - Accounts Receivable

Prior to December 31, 2003, we had approximately $1,227,000 of accounts receivable from a customer in Venezuela, all of which arose from goods shipped in the first half of 2002. The ultimate customer for these goods was Petróleos de Venezuela S.A. (“PDVSA”), the national oil company of Venezuela. PDVSA delayed acceptance of the majority of the goods shipped due to the political unrest and oil and gas industry work curtailment in Venezuela and had not taken delivery of the products from our customer as of December 31, 2003. We reversed the $1,227,000 of accounts receivable and the associated reserve for doubtful accounts for $878,000 as of December 31, 2003 that had been recorded during 2002. Ownership of the inventory was transferred back to us and recorded at its original cost basis of $350,000 in finished goods.

Note 5 - Inventories

The components of inventories as of December 31, 2004 and 2003 were as follows:

	For the Years Ended December 31,
	2004	2003

Raw materials	$797,430	$363,409
Finished goods	2,107,217	2,033,015
Gross inventories	2,904,647	2,396,424
Less slow-moving and obsolescence reserve	457,257	491,354
Inventories, net	$2,447,390	$1,905,070

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

Note 7 - Goodwill and Intangible Assets

In February 2002, we acquired IBS 2000, Inc., a Denver-based company engaged in the development and manufacture of environmentally neutral chemicals for the oil industry. The terms of the acquisition called for an "Earn-Out Payment" based on twenty-five percent of the division’s earnings before interest and taxes for the three one-year periods ending on March 31, 2003, 2004 and 2005. During 2004, the Company recorded additional goodwill of $320,012 associated with earn-out for the period March 31, 2003 through December 31, 2004, to reflect additional acquisition consideration related to this agreement. As of December 31, 2004, $100,804 had been paid. The remainder will be paid and is reflected as accrued liabilities in the accompanying financial statements.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of goodwill by segment:

	Chemical & Logistics	Downhole Production Products	Total

Balance as of December 31, 2002	$7,145,713	$5,120,633	$12,266,346

Goodwill impairment	--	(5,120,633)	(5,120,633)

Balance as of December 31, 2003	$7,145,713	$--	$7,145,713

Earn-out payment	320,012	--	320,012

Balance as of December 31, 2004	$7,465,725	$--	$7,465,725

Intangible assets are comprised of the following:

	For the Years Ended December 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents	$308,826	$148,622	$281,434	$129,331

Other Intangibles	137,640	104,464	104,464	73,124

Total	$446,466	$253,086	$385,898	$202,455

	Aggregate Amortization Expense for the Years Ended December 31,
	2004	2003

Patents	$17,389	$27,232

Other Intangibles	31,340	42,032

Total	$48,729	$69,264

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of estimated amortization expense:

For the Years Ended December 31,
2005	19,500
2006	19,500
2007	19,500
2008	19,500
2008	19,522
2009 and beyond	62,683

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes Payable

Notes payable as of December 31, 2004 and 2003 consisted of the following:

	For the Years Ended December 31,
	2004	2003
Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate (5.25% at December 31, 2004) plus 4.25%, due September 2005, with maximum borrowings of $2,553,983 (1)	$--	$2,250,948
Note payable to Facilities, secured by accounts receivable, bearing interest at the prime rate plus 7.25%, due July 2005 (2)	--	495,780
Note payable to bank, bearing interest at prime rate plus 3.75%, payable in monthly installments of $16,005 including interest, due in October 2008 (3)	--	735,597
Total notes payable	$--	$3,482,325

(1)
We had a revolving line of credit with a bank for the lesser of (a) $2,553,968, or (b) the sum of 60% of eligible domestic trade accounts receivable and 60% of eligible inventory, as defined. The line of credit expires in September 2005, unless extended. Borrowings under the line of credit bear interest (9.50% at December 31, 2004), the prime rate plus 4.25%. All borrowings are collateralized by substantially all our assets. The outstanding balance on the line of credit was $2,439,483 and $2,250,948 at December 31, 2004 and 2003, respectively. Borrowings under the line are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of December 31, 2004, we were in compliance with all covenants.

On February 14, 2005, we entered into a Revolving Loan Agreement (the Loan Agreement) with Wells Fargo Bank, N.A. which replaced the above mentioned line of credit. The Loan Agreement provides for borrowings through February 14, 2007. Borrowings will bear interest at prime rate plus 50 basis points. The Loan Agreement pays interest only and matures in February 2007. Based on the new maturity date, amounts reclassed to long-term debt. See Note 9 - Long-Term Debt and Note 15 - Subsequent Events.

(2)
On July 25, 2002, we borrowed $500,000 under a promissory note from Facilities. An officer of ours, who is also a director and principal shareholder, has a minority investment interest in and is an officer of Facilities. The note was amended on October 1, 2004 bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. Based on the new maturity date, amounts reclassed to long-term debt. See Note 9 - Long-Term Debt.

(3)
The note that matured on September 30, 2004 was renewed by the bank on October 1, 2004 bearing an interest at the prime rate plus 3.75%, a reduction from the original interest rate of prime plus 4.25% with a maturity in October 2008. Amount reclassed to long-term debt. See Note 9 - Long-Term Debt.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Long-Term Debt

Long-term debt as of December 31, 2004 and 2003, consisted of the following:

	For the Years Ended December 31,
	2004	2003
Revolving line of credit payable to bank, secured by accounts receivable and inventory, bearing interest at the prime rate (5.25% at December 31, 2004) plus 4.25%, due in September 2005, with maximum borrowings of $2,553,983 (1)	$2,439,483	$--
Note payable to Facilities, secured by accounts receivable, bearing interest at the prime rate plus 7.25%, due in monthly installments through December 2007 (2)	465,495	--
Promissory note to stockholder and employee of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in annual installments through December 2008 (3)	350,000	400,000
Promissory notes to stockholder and employee of acquired businesses, unsecured, bearing interest at 9% payable quarterly, due in annual installments through December 2007(4)	400,000	400,000
Note payable to bank, bearing interest at the prime rate (5.25% at December 31, 2004) plus 1%, due in monthly installments through March 2008	1,365,766	1,726,320
Note payable to bank, bearing interest at prime rate plus 3.75%, due in monthly installments through October 2008 (5)	629,539	--
Term loan payable to bank, bearing interest at the prime rate plus 4.25%, payable in monthly installments due December 2007	536,281	681,852
Note payable to bank, bearing interest at the prime rate plus 1%, due in monthly installments through November 2004	--	176,030
Mortgage note secured by a first lien on property, payable to Marvin E. Eckert, Jr. and Wanda Eckert, bearing interest at 10%, due in monthly installments through December 2012	96,872	104,410
Note payable to Bauer & Skloss, LLP, bearing interest at 10% annually, due in monthly installments through March 2005	25,941	100,000
Note payable to Duncan Area Economic Development Foundation, unsecured, interest at 6%, due in monthly installments through May 2006	27,913	48,219
Secured vehicle and other equipment loans	71,164	125,116
Total	6,408,454	3,761,947
Less current maturities	1,136,467	1,596,221
Long-term debt	$5,271,987	$2,165,726

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

On February 14, 2005, we entered into a Revolving Loan Agreement (the Loan Agreement) with Wells Fargo Bank, N.A. which replaced the above mentioned line of credit. The Loan Agreement provides for borrowings through February 14, 2007 (the Maturity Date). Borrowings will bear interest at prime rate plus 50 basis points. The maximum amount that may be outstanding under the Loan Agreement is the lesser of (a) $5,000,000 or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. See Note 15 - Subsequent Events.

The terms are interest-only, maturing in February 2007. Based on the new maturity date, amounts reclassed from Notes Payable. See Note 8 - Notes Payable.

(2)
On July 25, 2002, we borrowed $500,000 under a promissory note from Facilities. An officer of ours, who is also a director and principal stockholder, has a minority investment interest in and is an officer of Facilities. The note was amended on October 1, 2004 bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. Based on the new maturity date, amounts reclassed from Notes Payable. See Note 8 - Notes Payable.

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

For the Years Ended December 31,
2005	1,136,468
2006	3,608,320
2007	1,177,576
2008	428,138
2009	12,401
Thereafter	45,552

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Common Stock, Stock Options and Warrants

We have a Long-Term Incentive Plan (the “Plan”) under which our officers, key employees, and non-employee directors may be granted options to purchase shares of our authorized but unissued common stock. As of December 31, 2004, there were no shares available for future grants under the Plan. Under the Plan, the option exercise price is equal to the fair market value of our common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within four years or less. Proceeds received by us from exercises of stock options are credited to common stock and additional paid-in capital.

Prior to the merger with CESI in 2001, we had outstanding warrants to purchase 56,030 shares of common stock at an exercise price of $15.79, expiring in September 2006. These warrants were assumed by Flotek after the merger. The warrants were issued to one of our directors and three investors.

In January, 2004, we issued 133,334 shares of our common stock in a private offering to “accredited investors” in exchange for $100,000 of subscription proceeds, which was paid by tender to us. During 2004, a total of 15,000 stock options were exercised by directors, officers and employees.

During 2003, we issued 578,500 stock options with a market value of $347,100 at the date of grant. On April 3, 2003, a stock grant of 125,000 shares was awarded to Mr. Jerry D. Dumas, Sr., our Chairman and CEO, which resulted in $75,000 of compensation expense. Also, during 2003, we issued 875,000 shares of our common stock in a private offering to “accredited investors” in exchange for $525,000 of subscription proceeds, which was paid by tender to us. We received $150,000 of the total $525,000 from two of our directors, one of which is a principal stockholder.

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

The weighted average contractual life remaining on outstanding stock options was approximately nine years as of December 31, 2004 versus six years as of December 31, 2003.

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

Our current corporate organizational structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group can not be offset by tax attributes, including net operating losses, of the other groups. Accordingly, the effective tax rate in future periods may differ significantly from the expected statutory rates depending on the level of taxable income of loss for each group.

Note 12 - Related Party Transactions

On January 30, 2003, we entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to procure raw materials as ordered by CESI granting CESI 120 day payment terms for a 15% percent markup. SCL is owned jointly by Dr. Penny and Mr. Beall, whom are both directors as well as principal stockholders. Dr. Penny is also one of our employees.  On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate their debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination the interest rate on the note was raised to 21%. We plan to pay off the note during the second quarter of 2005.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., our Chairman and CEO, made us a short-term loan for $135,000 to cover operating cash flow requirements. This note bears interest at 10% annually. As of December 31, 2004, this note had an unpaid balance of $15,000. Additional demand notes from Mr. Dumas total $104,068, bearing interest at 10% per annum.

On July 25, 2002, we borrowed $500,000 under a promissory note from Facilities. One of our officers, who is also a director and principal stockholder, has a minority investment interest in and is an officer of Facilities. The majority of the note is secured by specific Petrovalve inventory. The note was amended on October 1, 2004, bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. On February 14, 2005, Facilities was required to fully subordinate their outstanding debt position of $454,689 in connection with the new senior credit facility.

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

For the Years Ended December 31,
2005	$189,773
2006	$135,608
2007	$108,562
2008	$101,804
2009	$95,556

Total rent expense under these operating leases totaled $205,008 and $159,172 during the years ended December 31, 2004 and 2003, respectively.

401(k) Retirement Plan

We maintain a 401(k) retirement plan for the benefit of eligible employees in the United States. All employees are eligible for the plan upon six months of employment. Currently, we do not match employee contributions.

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

Essentially all of our revenues are derived from the oil and gas industry. This concentration of customers in one industry increases our credit and business risk, particularly given the volatility of activity levels in the industry. The majority of our sales are to major or large independent oilfield service companies with established credit histories and actual credit losses have been(1) insignificant. Five customers accounted for 47% of consolidated revenues for the year ended December 31, 2004. These same five customers were also in the Chemicals and Logistics segment of our business and they collectively accounted for 57% of the revenues in this segment.

The Chemicals and Logistics segment generated the majority of our revenues in 2003. Five customers accounted for 54% of consolidated revenues for the year ended December 31, 2003. These same five customers were also in the Chemicals and Logistics segment of our business and they collectively accounted for 67% of the revenues in this segment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Subsequent Events

We purchased from Phoenix E&P Technology, LLC ("Phoenix"), the manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman and Dr. Glen Penny each have a two and one-half percent indirect ownership interest in CEP and John Chisholm, one of our directors, has a thirty percent ownership interest in CEP.

On February 14, 2005, we entered into a $13 million credit agreement with Wells Fargo Bank. The following table presents the senior secured credit facilities provided by the credit agreement:

	Principal	Interest Rate	Maturity	Amortization
Revolving Line of Credit	$5,000,000	Prime	February 2007	Interest Only
Equipment Term Loan	$7,000,000	Prime +0.5%	February 2010	60 months
Real Estate Term Loan	$ 855,437	Prime	February 2020	60 months

The proceeds of the senior credit facilities were used to fund a portion of the acquisition of Spidle Sales and Services, Inc., as discussed below, refinance some of our existing indebtedness, pay for fees and expenses incurred in connection with the senior credit facilities and provide future working capital for our operations. See Note 8 - Notes Payable and Note 9 - Long-Term Debt.

In February 2005, we completed the purchase of Spidle Sales and Services, Inc. (“Spidle”), a privately-held downhole tool company with rental, sales and manufacturing operations throughout the Rocky Mountains, by acquiring all of the outstanding capital stock of Spidle for a total purchase price of $8.1 million. Spidle’s results of operations are not included in the consolidated financial statements for all periods presented. Spidle will be merged with Turbeco into Flotek’s Drilling Products segment. Spidle serves both the domestic and international downhole tool markets with a customer base extending into Canada, Mexico, South America, Europe, Asia and Africa. Spidle operates in the energy, mining, water well and industrial drilling sectors. As a result of the acquisition, we are expected to (i) expand its product, customer and geographic base in the downhole drilling tools market and (ii) provide operational synergies with Flotek’s other business units.

The aggregate purchase price of $8.1 million consisted of $6.1 million in cash, sellers notes totaling $1.3 million and common stock valued at $700,000. The value of the common shares issued was determined based on the average market price of our common shares over the 10 business days prior to the close of the acquisition. The purchase price for the acquisition exceeded the fair value of the net assets acquired so there was no goodwill associated with the business combination.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table provides information about our Executive Officers and Directors:

Name	Age	Position	Position Held Since

Jerry D. Dumas, Sr.	69	Chief Executive Officer and Chairman of the Board	1998
Robert S. Beall	46	Director	2001
John W. Chisholm	50	Director	1999
Glenn S. Penny	55	President, Chief Technical Officer and Director	2001
Gary M. Pittman	41	Director	1997
Barry E. Stewart	50	Director	2001
Richard O. Wilson	75	Director	2003
William R. Ziegler	62	Director	1997
Lisa Bromiley Meier	32	Chief Financial Officer and Vice President	2004

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

Dr. Glenn S. Penny was the founder of Stim-Lab, Inc which was sold to Core Laboratories in 1998. In 2000, he founded Chemical and Equipment Specialties which was the rollup of five companies in the Duncan Oklahoma area. In October 2001, the company merged with Flotek Industries, Dr. Penny has acted as President and Chief Technical Officer of Flotek Industries for the last three years. He engineered the Flotek acquisition of IBS, a green chemical company in Denver Colorado. He was worked to integrate the IBS product lines and related products into CESI Chemical sales. He is also a partner in Oklahoma Facilities, LLC, which leases commercial properties in the Duncan area and is a partner in Oklahoma Stimulation Chemicals, LLC. In August 2003, he aided the employees of Equipment Specialties to purchase the assets from Flotek to form Special Equipment Manufacturing, Inc. (SEM). He now serves on the board of directors of SEM. Dr. Penny holds a BS degree in Chemistry from Trinity University and a Ph.D. in Chemistry from the University of Houston.

Gary M. Pittman has served as a Director of the Company since 1997. He is President of BioSafe Technologies, a consumer products company supplying non-toxic insecticides to marketing and distribution partners in the U.S., Europe and the Middle East. Prior to joining BioSafe, Mr. Pittman spent his career in investment banking and money management primarily in the energy sector.  Mr. Pittman was VP of The Energy Recovery Fund, a $180 million fund invested in oil and natural gas exploration and service industries in the U.S., Canada and U.K.  Mr. Pittman has served as Director and Audit Committee member of Czar Resources, Ltd., a public Canadian E & P company; Triton Elics International; Secretary, Vice President and Director of Sub Sea International, Inc., an offshore robotics and diving company; and owned and operated an oil and gas production and gas gathering company in Montana.  Mr. Pittman serves as Chairman of the Company’s Compensation Committee. Mr. Pittman holds a BA degree in Economics/Business from Wheaton College and an MBA in Finance and Marketing from Georgetown University. Current directorships include BioSafe Technologies, Inc. and Hemisphere Investments.

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

Richard O. Wilson became a Director of the Company in 2003. He is a Rice Institute Graduate with a BS in Civil Engineering. Mr. Wilson was Group Vice President and Deputy General Manager of Brown & Root World Offshore Operations and served as a Director of Brown & Root from 1973 to 1979. Mr. Wilson has served as Chairman of Dolphin Drilling A/S, AOC International and OGC International PLC. Mr. Wilson is currently serving as director for Callon Petroleum, Inc. Mr. Wilson is an Offshore Construction consultant for the Hydrocarbon Industry with 48 years experience in the North Sea, Gulf of Mexico, Gulf of Paria, Lake Maracaibo, the South Atlantic Offshore Brazil and Angola.

William R. Ziegler is of counsel to the law firm of Satterlee Stephens Burke & Burke LLP, New York, New York. Mr. Ziegler was formerly a partner of Satterlee Stephens Burke & Burke LLP, of Parson & Brown LLP and of Whitman Breed Abbott & Morgan and a predecessor law firm Whitman & Ransom, all New York law firms. He has practiced corporate, banking and securities law since 1968. He is Chairman of the Board (non-executive) of Vesta Corp., a stored value technology company and of Firebird Holdings Limited, the Chairman of the Board (non-executive) and a director of Geokinetics, Inc., a seismic and geophysical company traded on the OTC Bulletin Board, a director of Flotek Industries, Inc., an oil services equipment supplier traded on the OTC Bulletin Board, and a director and Vice Chairman of Grey Wolf, Inc. of Houston, Texas, an AMEX-listed international drilling company with operations on the U.S. Gulf Coast. He serves as Vice Chairman of the Board (non-executive) of Union Drilling, Inc. Mr. Ziegler is a graduate of Amherst College and received a law degree from the University of Virginia and an M.B.A. from Columbia University.

Lisa Bromiley Meier was appointed Chief Financial Officer of the Company in April 2004 and Vice President in January 2005. Prior to joining Flotek, Mrs. Meier worked in the energy audit practice at PricewaterhouseCoopers LLP, and three Fortune 500 companies in various accounting, finance, SEC reporting and risk management positions. Mrs. Meier is a CPA and a CFA candidate, holding a BBA and masters degree in accounting from the University of Texas.

Rosalie T. Melia was Co-Owner/Operator of Melia & Sons Delivery Service; Chris Catering and Concessions, Inc.; and Department Manager for Foley's Merchandise Information Systems clerical offices in Software and Hardware Divisions, where she initiated the Stock Keeping Unit (SKU) marking of linens and other houseware products.  Ms. Melia joined Flotek Industries, Inc. in 1992 as an accounting assistant and office manager. She has served as Corporate Secretary since 2000.

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

Compliance with Section 16(a) of the Securities Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company’s directors and executive officers are required to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of Common Stock. Copies of such forms are required to be filed with us. Based solely on our review of copies of such reports furnished to us, we believe the directors and executive officers were in compliance with the filing requirements of Section 16(a) during the most recent fiscal year.

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