Form 10QSB
period 2005-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2005-05-16
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

Registrant’s telephone number, including area code: (713) 849-9911

Securities registered pursuant to Section 12(b) of the Exchange Act:
(none)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act.)    YES  ☐   NO ☒

Transitional small business disclosure format: YES  ☐   NO ☒

There were 6,803,846 shares of the registrant’s common stock, $.0001 par value, outstanding as of May 13, 2005.

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "plan", "intend”, "project", "forecast", "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans, and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons, including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic and political conditions, prices of, and the demand for crude oil and natural gas, weather, the legislative environment in the United States and other countries, adverse changes in the capital and equity markets, and other risk factors including those identified herein.

ii

PART I
Item 1.  Financial Statements -

FLOTEK INDUSTRIES, INC. CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$869,632	$284,801
Restricted cash	37,038	37,038
Accounts receivable, net	6,206,336	3,372,236
Inventories, net	9,741,469	2,447,390
Other current assets	188,975	39,721
Total current assets	17,043,450	6,181,186

Property, plant and equipment, net	3,498,355	2,116,796
Goodwill	7,599,397	7,465,725
Intangible assets, net	382,707	193,380
Total assets	$28,523,909	$15,957,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,996,814	$2,641,577
Accrued liabilities	2,382,309	1,617,762
Current portion of long-term debt	1,878,391	1,136,467
Amounts due to related parties	378,401	466,401
Deferred tax liability	1,699,803	--
Total current liabilities	9,335,718	5,862,207

Long-term debt, net of current portion	12,167,576	5,271,987

Stockholders’ equity:
Preferred stock, $.0001 par value, 100,000 shares authorized, no shares issued	--	--
Common stock, $.0001 par value, 20,000,000 shares authorized, 6,803,846 and 6,670,004 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	680	667
Additional paid-in capital	17,812,128	17,082,141
Accumulated deficit	(10,792,193)	(12,259,915)
Total stockholders’ equity	7,020,615	4,822,893
Total liabilities and stockholders’ equity	$28,523,909	$15,957,087

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC. CONSOLIDATED CONDENSED INCOME STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Revenues	$11,041,164	$4,796,397

Cost of revenues	6,972,898	2,827,828
Gross margin	4,068,266	1,968,569

Expenses:
Selling, general and administrative	1,860,106	1,281,860
Depreciation and amortization	270,361	179,328
Research and development	130,669	64,889
Total expenses	2,261,136	1,526,077
Income from operations	1,807,130	442,492

Other income (expense):
Interest expense	(197,388)	(177,718)
Other income (expense), net	10,662	(30,784)
Total other income (expense)	(186,726)	(208,502)

Income before income taxes	1,620,404	233,990
Provision for income taxes	(152,682)	--
Net income	$1,467,722	$233,990

Basic and diluted earnings per common share:
Basic earnings per common share	$0.22	$0.04
Diluted earnings per common share	$0.20	$0.03
Weighted average common shares used in computing basis earnings per common share	6,737,962	6,625,700
Incremental common shares from stock options and warrants	731,591	217,618
Weighted average common shares used in computing diluted earnings per common share	7,469,553	6,843,318

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,467,722	$233,990
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	270,361	179,328
Change in assets and liabilities:
Accounts receivable	(204,548)	(718,516)
Inventories	(420,229)	(191,167)
Other current assets	(149,251)	50,251
Accounts payable and accrued liabilities	(166,155)	602,420
Net cash provided by operating activities	797,900	156,306

Cash flows from investing activities:
Acquisition earn-out payment	(133,672)	--
Other long-term assets	(194,194)	--
Capital expenditures	(89,715)	(36,331)
Net cash (used) investing activities	(417,581)	(36,331)

Cash flows from financing activities:
Issuance of stock for cash	30,000	100,000
Proceeds from borrowings	5,720,628	--
Repayments of indebtedness	(5,458,116)	(187,315)
Payments to related parties	(88,000)	(32,660)
Net cash provided by (used in) financing activities	204,512	(119,975)

Net increase in cash and cash equivalents	584,831	--
Cash and cash equivalents at beginning of period	284,801	--
Cash and cash equivalents at end of period	$869,632	$--

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Business and Basis of Presentation

Flotek Industries, Inc. and subsidiaries were originally incorporated under the laws of Alberta, Canada on May 17, 1985. On October 23, 2001, we changed our corporate domicile to Delaware. We are a provider of oilfield service products including specialty chemicals, bulk material logistics, downhole drilling products and downhole production products.

The consolidated condensed financial statements consist of Flotek Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

In the opinion of management, the unaudited consolidated condensed financial statements of Flotek Industries, Inc. include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position and statement of stockholders’ equity as of March 31, 2005, and its results of operations and cash flows for the three month periods ended March 31, 2005 and 2004. The consolidated condensed statement of financial position at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2004 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash serves as collateral for a standby letter of credit that provides financial assurance that we will fulfill our obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation is provided at rates considered sufficient to depreciate the cost of the assets using the straight-line method over estimated useful lives.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate price paid by us in acquisitions over the fair market value of the tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets”, separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives.

Financial Instruments

We consider the fair value of all financial instruments (primarily accounts receivable and long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of the collectibility of net accounts receivable and due to our ability to borrow funds under terms and conditions similar to those of our existing debt and because the majority of our debt carries a floating rate.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Earnings Per Share

Earnings per common share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding. Dilutive income or loss per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding and dilutive effect of stock options and warrants.

Stock-Based Compensation

We recognize compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. We provide supplemental disclosure of the effect or net income (loss) and earnings (loss) per share as if the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” had been applied in measuring compensation expense.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment”. This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25. As noted in our stock-based compensation accounting policy described above, we do not record compensation expense for stock-based compensation. Under SFAS 123R, we will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to additional paid-in capital. The standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently in the process of evaluating the impact of SFAS 123R on our financial statements, including different option-pricing models.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. SFAS No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, "Accounting for Income Taxes”. SFAS No. 109-2, "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. We are in the process of reviewing the SFAS No. 109-1 and SFAS No. 109-2; however, at this time, we do not believe that the adoption of these standards will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". Evaluation of whether operations and cash flows have been eliminated depends on whether (i) continuing operations and cash flows are expected to be generated, and (ii) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004. We do not believe that the adoption of EITF03-13 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3 - Acquisitions

On February 14, 2005 (the “Closing Date”), Flotek completed the purchase of Spidle Sales and Services, Inc. (“Spidle”). The consolidated income statements include the results of operations of Spidle commencing January 1, 2005. A written agreement transferred effective control of Spidle to Flotek as of January 1, 2005 without restrictions except those required to protect the shareholders of Spidle.  Flotek acquired 100% of the outstanding Spidle common stock.

The $8.1 million purchase price of the Spidle acquisition has been allocated to the assets acquired and liabilities assumed based on estimated fair values, following the completion of an independent appraisal and other evaluations. In accordance with SFAS No. 141, “Accounting for Business Combinations,” the excess of the net fair value of the assets acquired over the purchase price was allocated to reduce proportionately the values assigned to non-current assets in determining their fair values. In applying Statement No. 141 to the transaction, the net value of property, plant and equipment was reduced by $16 million and the net value of the deferred tax assets were reduced by $74,000 to eliminate the excess of investment over purchase price. A deferred tax liability of $1.8 million was recorded as a result of the fair value of the assets for book purposes being higher than the tax basis which is carried at original cost. The total purchase price consisted of $6.1 million in cash, a $1.275 million seller note payable over three years, and 129,271 shares of Flotek common stock valued at $5.42 per share.

	Appraised	Application	Recorded
	Investment	of FAS 141	Investment
Cash	$133,673		$133,673
Receivables	2,495,877		2,495,877
Inventories	6,873,854		6,873,854
Deferred tax asset	74,000	(74,000)	--
Property, plant and equipment	17,484,818	(15,927,480)	1,557,338
Accounts payable	(927,436)		(927,436)
Accrued liabilities	(112,828)		(112,828)
Federal income taxes payable	(156,212)		(156,212)
Deferred tax liability	--	(1,789,266)	(1,789,266)
Less: Total purchase price	8,075,000		8,075,000
Excess of investment over purchase price	$17,790,746	$(17,790,746)	$--

Note 4 - Inventories

The components of inventories as of March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004

Raw materials	$931,008	$797,430
Finished goods	9,305,230	2,107,217
Gross inventories	10,236,238	2,904,647
Less slow-moving and obsolescence reserve	494,769	457,257
Inventories, net	$9,741,469	$2,447,390

Finished goods inventory of $6,873,854 associated with the acquisition of Spidle was recorded in the first quarter 2005.  The fair market value of the finished goods inventory acquired was calculated based on actual third party sales to customers reduced by 9.4% for estimated selling expenses, in accordance with SFAS No. 141.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 - Property, Plant and Equipment

As of March 31, 2005 and December 31, 2004, property, plant and equipment was comprised of the following:

	March 31, 2005	December 31, 2004

Land	$68,000	$68,000
Buildings and leasehold improvements	2,017,361	1,990,436
Machinery and equipment	2,524,990	953,224
Furniture and fixtures	108,481	108,481
Transportation equipment	558,014	514,652
Computer equipment	424,837	424,837
Gross property, plant and equipment	5,701,683	4,059,630
Less accumulated depreciation and amortization	2,203,328	1,942,834
Net property, plant and equipment	$3,498,355	$2,116,796

Property, plant and equipment of $1,557,338 associated with the acquisition of Spidle was recorded in the first quarter.

Note 6 - Goodwill and Intangible Assets

In February 2002, we acquired IBS 2000, Inc., a Denver-based company engaged in the development and manufacture of environmentally neutral chemicals for the oil industry. The terms of the acquisition called for an "Earn-Out Payment" based on twenty-five percent of the division’s earnings before interest and taxes for the three one-year periods ending on March 31, 2003, 2004 and 2005. During 2004, the Company recorded additional goodwill of $320,012 associated with earn-out for the period March 31, 2003 through December 31, 2004 and $133,769 during the first quarter of 2005, to reflect additional acquisition consideration related to this agreement. As of March 31, 2005, $100,804 had been paid. The remaining $352,977 will be paid during 2005 and is reflected as accrued liabilities in the accompanying financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 - Long-Term Debt

Long-term debt as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Equipment term loan	$6,883,333	$--
Real estate term loan	850,685	--
Revolving line of credit	3,834,352	--
Promissory notes to stockholders of acquired businesses, maturing December 2007 and 2008	650,000	750,000
Promissory notes to stockholders of acquired businesses, maturing February 2008	1,275,000	--
Note payable to Facilities	432,751	465,495
Note payable to bank maturing March 2008	--	1,365,766
Note payable to bank maturing October 2008	--	629,539
Term loan payable to bank maturing December 2007	--	536,281
Revolving line of credit, maturing September 2005	--	2,439,483
Mortgage note payable maturing December 2012	--	96,872
Other	119,846	125,018
Total	14,045,967	6,408,454
Less current maturities	1,878,391	1,136,467
Long-term debt	$12,167,576	$5,271,987

On February 14, 2005, we entered into new senior credit facility with Wells Fargo. The credit facility is made up of an equipment term loan, a real estate term loan and a Revolving Line of Credit. The Revolving Line of Credit provides for borrowings through February 14, 2007, bearing interest at prime rate plus 50 basis points. The prime rate was 5.75% on March 31, 2005. The maximum amount that may be outstanding under the line of credit is the lesser of (a) $5,000,000 or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms are interest-only, maturing in February 2007. The Equipment Term Loan provides for borrowings of $7,000,000 bearing interest at prime rate plus 50 basis points payable over 60 months. The Real Estate Term Loan provides for borrowings of $855,437 bearing interest at prime rate. The loan is payable over 60 months, and amortized over 180 months.

In conjunction with the acquisition of Spidle Sales and Services, Inc, we issued $1,275,000 of notes payable to the seller. The notes are payable over 36 months and bear interest at 6%.

All bank borrowings are collateralized by substantially all of our assets. Bank borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of March 31, 2005, we were in compliance with all covenants.

We believe the fair value of our long-term debt approximates the recorded value at March 31, 2005, as the majority of the long-term debt carries a floating interest rate based on the prime rate.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 - Earnings Per Share

Net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding and potential dilutive common shares. For the three months ended March 31, 2005, 56,029 stock warrants were excluded from the computation of diluted earnings per share because the warrant exercise price of $13.13 per share was greater than the average market price of the Company’s common stock.

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation is as follows:

	For the Quarter Ended March 31,
	2005	2004
Net income	$1,467,722	$233,990
Weighted-average common shares outstanding	6,737,962	6,625,700
Basic earnings per common share	$0.22	$0.04
Diluted earnings per common share	$0.20	$0.03

Weighted-average common shares outstanding	6,737,962	6,625,700
Effect of dilutive securities	731,591	217,618
Weighted-average common equivalent shares outstanding	7,469,553	6,843,318

A reconciliation of the number of shares used for the basic earnings per share calculation on a proforma basis for 2004 had the acquisition of Spidle occurred January 1, 2004 is as follows:

	For the Quarter Ended March 31,
	2005	2004
Proforma revenues	$11,041,164	$8,569,053
Proforma income from operations	1,807,130	743,818
Proforma net income from continuing operations	1,467,722	722,631
Proforma weighted-average common shares outstanding	6,800,466	6,754,971
Basic earnings per common share	$0.22	$0.11

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 9 - Stock Based Compensation Expense

We have elected to follow APB Opinion No. 25 in accounting for our employee stock options. Accordingly, no compensation expense is recognized in our financial statements because the exercise price of our employee stock options equals the market price of our common stock on the date of grant. If under SFAS No. 123  we determined compensation costs based on the fair value at the grant date for its stock options, net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Quarter Ended March 31,
	2005	2004
Net income
As reported	$1,467,722	$233,990
Deduct: Total stock-based employee compensation expense determine under fair value based method for all awards, net of related tax effects	(329)	(16,486)
Pro forma	$1,467,393	$217,504

Basic earnings per share:
As reported	$0.22	$0.04
Pro forma	$0.22	$0.03

Diluted earnings per share:
As reported	$0.20	$0.03
Pro forma	$0.20	$0.03

Note 10 - Related Party Transactions

On February 14, 2005 in conjunction with the acquisition of Spidle, we issued $1,275,000 notes payable to the shareholders. The notes are payable over 36 months and bear an interest rate of 6%.

On February 11, 2003, Mr. Jerry D. Dumas, Sr., our Chairman and CEO, made us a short-term loan for $135,000 to cover operating cash flow requirements. This note has been paid in full as of March 31, 2005. Additional demand notes from Mr. Dumas total $31,068, bearing interest at 10% per annum.

On July 25, 2002, we borrowed $500,000 under a promissory note from Oklahoma Facilities, LLC ("Facilities").   One of our officers, who is also a director and principal stockholder, has a minority investment interest in and is an officer of Facilities. The majority of the note is secured by specific Petrovalve inventory. The note was amended on October 1, 2004, bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. On February 14, 2005, Facilities was required to fully subordinate their outstanding debt position in connection with the new senior credit facility.

We purchased from Phoenix E&P Technology, LLC ("Phoenix"), the manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman and Dr. Glenn Penny each have a two and one-half percent indirect ownership interest in CEP and John Chisholm, one of our directors, has a thirty percent ownership interest in CEP.  No royalties were earned during the first quarter 2005.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 11 - Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. We have four principal operating segments, which are the design, manufacturing, operating, service and marketing of (i) specialty chemicals, (ii) downhole drilling tools, (iii) downhole production tools, and (iv) automated bulk handling systems. These operating segments were determined based on the nature of the products and services offered.

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

•
The Drilling Products segment is made up of two business units. The Turbeco division manufactures and markets the Turbeco line of casing centralizers, Turbo-Flo mud shaker screens and external casing packers for coal bed methane drilling. The Spidle division rents, markets, and manufactures downhole equipment for the energy, mining, waterwell and industrial drilling sectors.

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

Summarized financial information concerning our segments as of March 31, 2005 and 2004 is shown in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Production Products	Corporate and Other	Total
Three months ended March 31, 2005
Net revenues to external customers	$6,128	$4,574	$339	$--	$11,041
Income (loss) from operations	$1,505	$844	$56	$(598)	$1,807

Three months ended March 31, 2004
Net revenues to external customers	$3,409	$1,263	$125	$--	$4,796
Income (loss) from operations	$648	$319	$(68)	$(456)	$442

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Total assets by reportable segment were as follows:

	For the Period Ended
	March 31, 2005	December 31, 2004

Chemicals and Logistics	$13,783	$12,837
Drilling Products	12,284	868
Production Products	1,655	1,467
Corporate and Other	802	785
Total Assets	$28,524	$15,957

Note 12 - Subsequent Events

On January 30, 2003, we entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to procure raw materials as ordered by CESI granting CESI 120 day payment terms for a 15% percent markup. Dr. Penny owns 37.06% and Mr. Beall owns 62.94% of SCL. Both owners are directors as well as principal stockholders. Dr. Penny is also one of our employees.  On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate their debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination the interest rate on the note was raised to 21%.  On April 1, 2005, 62.94% of the outstanding principal and interest was paid to Mr. Beall to retire his portion of the loan. The remaining principal was converted into a new loan with Dr. Penny, bearing a fixed interest rate of 12.5%, payable over 36 months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 1. Financial Statements” contained herein.

Business Overview

Flotek Industries, Inc. and subsidiaries (the “Company” or “Flotek”) was originally incorporated under the laws of Alberta, Canada on May 17, 1985. On October 23, 2001, we approved a change in our corporate domicile to Delaware and a reverse stock split of 120 to 1. On October 31, 2001, we completed a reverse merger with Chemical & Equipment Specialties, Inc. (“CESI”).

We are a supplier of drilling and production products and services to the oil and natural gas industry on a worldwide basis. Our core focus is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools. We are headquartered in Houston, Texas and our common stock is traded on the OTC Bulletin Board market under the stock ticker symbol, “FLTK” or “FLTK.OB”. Our website is located at http://www.flotekind.com. Information contained in our website or links contained on our website are not part of this Form 10-QSB.

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

•
The Drilling Products segment is made up of two business units. The Turbeco division manufactures and markets the Turbeco line of casing centralizers, Turbo-Flo mud shaker screens and external casing packers for coal bed methane drilling. The Spidle division rents, markets, and manufactures downhole equipment for the energy, mining, waterwell and industrial drilling sectors.

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

Results of Operations

	Three Months Ended March 31,
	2005	2004

Revenues	$11,041,164	$4,796,397
Cost of revenues	6,972,898	2,827,828
Gross margin	4,068,266	1,968,569
Gross margin %	36.8%	41.0%

Selling, general and administrative	1,860,106	1,281,860
Depreciation and amortization	270,361	179,328
Research and development	130,669	64,889
Total expenses	2,261,136	1,526,077
Income from operations	1,807,130	442,492
Income from operations %	16.4%	9.2%

Interest expense	(197,388)	(177,718)
Other, net	10,662	(30,784)
Total other income (expense)	(186,726)	(208,502)

Income from continuing operations	1,620,404	233,990
Provision for income taxes	(152,682)	--
Net income	$1,467,722	$233,990

Total revenues increased by $6,244,767 or 130% in the first quarter 2005 versus 2004. As discussed in the segment analysis that follows, this increase in revenues was due to the addition of Spidle’s operating results for the entire quarter and strong performance by our Chemicals and Logistics segment, particularly with our line of proprietary chemicals.

Gross margin increased 107%, from $1,968,569 in the first quarter 2004 to $4,068,266 in 2005. Gross margin as a percentage of revenues decreased from 41.0% in 2004 to 36.8% in 2005. The decrease in margin as a percentage of revenues was a result of increased chemical feedstock and transportation costs, as well as a shift in our revenue base composition with the addition of Spidle. The gross margin is best analyzed on a segment by segment basis, discussed below, as gross margin varies significantly between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative are costs not directly attributable to products sold or services rendered. Selling, general and administrative costs increased to $1,860,106 in the first quarter 2005 from $1,281,860 in the first quarter 2004, however decreased as a percentage of revenue. Measured as a percentage of revenue, selling, general and administrative dropped from 26.7% in the first quarter 2004 to 16.8% in 2005. Significant emphasis continues to be placed on growing sales while controlling selling, general and administrative costs across the organization.

Interest expense increased from $177,718 for the first three months in 2004 to $197,388 in 2005. The increase is a result of an increase in our overall debt level associated with the acquisition of Spidle, offset by lower interest rates on the senior credit facility obtained in February 2005. Flotek’s senior borrowing rates were reduced approximately 300 basis points as a result of the new financing. The majority of our indebtedness carries a variable interest rate tied to the prime rate, adjusted on a quarterly basis.

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

Based on our improved profitability, a $152,682 provision for income taxes was recorded for the first quarter 2005. The provision was made for estimated federal income tax, state income tax and alternative minimum tax, which can not be offset by our net operating loss carryforwards. The effective income tax rate differs from the statutory rate primarily as a result of utilization of our net operating loss carryforwards. As of December 31, 2004, we had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $8.8 million, expiring in 2017 through 2023.

Results by Segment

Chemicals and Logistics

	Three Months Ended December 31,
	2005	2004

Revenues	$6,128,273	$3,408,613
Gross margin	$2,263,569	$1,305,729
Gross margin %	36.9%	38.3%

Operating income	$1,505,439	$647,763
Operating margin %	24.6%	19.0%

Chemicals and Logistic's revenues increased $2,719,660 or 79.8%, in the first three months of 2005 compared to 2004. The increase in sales is attributable to continued increase in drilling activity and expanded market penetration in the U.S., Canada, Mexico and Russia. The most significant revenue growth relates to our environmental friendly “green” chemicals in the U.S., which have more than tripled from $580,531 in the first quarter 2004 to $1,619,409 for the first quarter 2005. CESI Chemical's focus on applied research has resulted in the penetration of new markets, continued expansion of our customer base, product portfolio and increased margins. Recently our applied research resulted in the development and subsequent sale of additive products to the drilling fluids industry, a new sales segment for us. CESI Chemical differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service. In addition, MTI completed the majority of a significant bulk handling design and construction oversight project in Mexico during the first quarter of 2005.

Gross margin increased from $1,305,729 in the first quarter 2004 to $2,263,569 for the same period 2005. Gross margin as a percentage of revenues decreased from 38.3% in the first quarter 2004 to 36.9% in 2005. The decrease in margin is attributable to increased cost of goods sold. Chemical feedstock, transportation and equipment associated with the Mexico bulk handling plant contributed to the increase in cost of goods during 2005. Management is focused on improving margins through improved procurement and logistics, as well as planned price increases.

Operating income increased $857,676, or 132%, during the first three months of 2005 compared to 2004, primarily as a result of increased sales in the Chemical division. The completion of the Mexico bulk handling plant also increased revenue and operating income for this segment during 2005. Expansion of our proprietary product line and customer base has driven the increase in sales and margin during 2005.

Drilling Products

	Three Months Ended March 31,
	2005	2004

Revenues	$4,574,250	$1,263,186
Gross margin	$1,598,493	$603,576
Gross margin %	34.9%	47.8%

Operating income	$844,213	$318,910
Operating margin %	18.5%	25.2%

In February 2005, we completed the purchase of Spidle, a privately held downhole tool company with rental, marketing and manufacturing operations throughout the Rocky Mountains, by acquiring all of the outstanding capital stock of Spidle for a total purchase price of $8.1 million. Spidle’s results of operations are included in the consolidated financial statements for the first quarter effective January 1, 2005. Spidle serves both the domestic and international downhole tool markets with a customer base extending into Canada, Mexico, South America, Europe, Asia and Africa. Spidle operates in the energy, mining, water well and industrial drilling sectors.

Drilling Products revenues, increased $3,311,064 or 262% in the first quarter 2005 compared to 2004. This increase relates to the addition of the operating results Spidle to our drilling products segment. Spidle contributed $4 million in revenue during the first quarter. Management views the acquisition and integration of Spidle to be positive with actual results matching management projections through the first quarter 2005.

Gross margin increased $994,917 or 165% in the first quarter of 2005 compared to 2004. Gross margin as a percentage of revenues decreased from 47.8% in the first quarter 2004 to 34.9% in 2005. The decrease in margin is attributable to change in the base of operations with the addition of Spidle. Our Turbeco operations have historically been focused on the manufacturing and marketing of drilling tools while Spidle manufactures and markets drilling tools, acts as an agent for various drill bit manufactures and mud motor companies, and rents downhole drilling tools.

Operating income increased $525,303, or 165%, during the first three months of 2005 compared to 2004, primarily as a result the addition of Spidle. We believe we will see improvements in operating income as a percentage of revenue as we capitalize on the geographic, customer and product synergies between Spidle and the other business units as well as increased utilization of the inventory acquired with Spidle.

Production Products

	Three Months Ended March 31,
	2005	2004

Revenues	$338,640	$124,598
Gross margin	$206,205	$59,267
Gross margin %	60.9%	47.6%

Operating income (loss)	$56,054	$(68,222)
Operating income loss %	16.6%	(54.8)%

Production Products revenues increased $214,042 in the first quarter 2005 compared to 2004 due to a sale to a new customer in Russia. Gross margin percentage also increased significantly from 47.6% during the first three months of 2004 to 60.9% in 2005. We are focused on increasing total revenues in 2005 by expanding the customer and geographic base. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, the Middle East, Russia and Asia. Currently Petrovalve has representation in 18 countries.

Data provided by Petrovalve customers subsequent to valve installation indicate an increase in production by as much as 40% over prior performance of conventional valves. This improvement stems from the patented and unique design of the Petrovalve that allows greater volumes of hydrocarbons to be lifted per pump stroke.  This enables the operator the option of slowing the pump stroke rate while maintaining consistent production levels, which reduces wear on all parts of the lifting mechanism, extending the life of the entire system. The “Gas Breaker” version of the Petrovalve, has been proven to be successful in eliminating “gas locking” which, prior to the Gas Breaker installation, completely stopped production and required workover of the well. Furthermore, the Petrovalve can effectively lift highly viscous oil in heavy oil or tar sand production zones.

Capital Resources and Liquidity

Our capital resources and liquidity continued to improve during the first quarter of 2005. During the first three months of 2005 we generated net income of $1,467,722 and had positive cash flows from operations of $797,900 after contributing $940,183 to working capital in the quarter. The improvement in cash flow is a direct result of significant improvements in operating results for our reporting units due to increased sales and operational efficiencies.

We increased cash and cash equivalents during the quarter and reported a cash balance of $869,632 as of March 31, 2005. This significant increase compared to prior years is a result of improved operational performance results and strict cash flow management. Management will continue to focus on managing cash outflows while providing the resources needed to grow our business units.

Both accounts receivable and inventories increased due to increased sales levels during the quarter. The change in working capital accounts for the quarter have been adjusted for the addition of Spidle as of the beginning of the period. Accounts payable decreased $572,199 due to a continued effort to pay down long outstanding payables associated with professional fees and payables associated with the discontinued operations as well as faster payment to vendors to take advantage of sales discounts and increased credit from our suppliers. The reduction in accounts payable was offset by an increase in accrued liabilities of $495,507. The increase in accrued liabilities was due to increased income taxes payable, incentive compensation payable, and amounts accrued, but not yet paid, related to the earn-out provision of our acquisition of ISB 2000.  Our deferred tax liability associated with the purchase of Spidle was reduced by $89,463 for first quarter sales of inventory acquired.

Not withstanding the Spidle acquisition which was a non-cash transaction, capital expenditures for the quarter totaled $89,715 and were used for furniture and fixture purchases, expansion of laboratory facilities, and the purchase of a new vehicle. Capital expenditures were below budgeted levels due to the timing of expansion projects. In February 2005, we successfully obtained a new senior credit facility with Wells Fargo, in which we obtained approval for a capital expenditures budget of $2,000,000 for 2005 allowing us to expand our operations.

In February, we issued 129,271 shares of our common stock in conjunction with the acquisition of Spidle. In addition, 4,571 stock options were exercised with proceeds of $30,000 paid to the Company. A total of 55,000 incentive stock options were granted in the first quarter 2005 to key Spidle and Flotek employees.

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

Item 4.  Controls and Procedures

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

PART II

Item 1. Legal Proceedings

We are involved, on occasion, in routine litigation incidental to our business. As of March 31, 2005 we were not named or involved in any litigation.

Item 6.  Exhibits

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

May 16, 2005