Form 10QSB
period 2005-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2005-08-10
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

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

There were 6,803,846 shares of the registrant’s common stock, $.0001 par value, outstanding as of August 8, 2005.

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "plan", "intend”, "project", "forecast", "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans, and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons, including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic and political conditions, prices of and the demand for crude oil and natural gas, weather, the legislative environment in the United States of America and other countries, adverse changes in the capital and equity markets, and other risk factors including those identified herein.

-ii-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements -

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$445,972	$284,801
Restricted cash	37,038	37,038
Accounts receivable, net	7,174,991	3,372,236
Inventories, net	10,246,677	2,447,390
Other current assets	46,207	39,721
Total current assets	17,950,885	6,181,186

Property, plant and equipment, net	4,002,960	2,116,796
Goodwill	7,619,555	7,465,725
Intangible and other assets, net	445,140	193,380
	$30,018,540	$15,957,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,115,869	$2,641,577
Accrued liabilities	2,527,336	1,617,762
Current portion of long-term debt	2,219,224	1,136,467
Amounts due to related parties	128,722	466,401
Deferred tax liability	1,602,765	—
Total current liabilities	9,593,916	5,862,207

Long-term debt, less current portion	11,415,170	5,271,987
Total liabilities	21,009,086	11,134,194

Stockholders’ equity:
Common stock, $.0001 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2005 - 6,803,846 and December 31, 2004 - 6,670,004	680	667
Additional paid-in capital	17,812,128	17,082,141
Accumulated deficit	(8,803,354)	(12,259,915)
Total stockholders’ equity	9,009,454	4,822,893
	$30,018,540	$15,957,087

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$12,460,604	$4,810,976	$23,501,768	$9,607,367
Cost of revenues	7,197,008	2,660,573	14,169,906	5,488,395
Gross margin	5,263,596	2,150,403	9,331,862	4,118,972

Expenses:
Selling, general and administrative	2,186,362	1,322,164	4,046,468	2,601,926
Depreciation and amortization	307,633	182,848	577,995	364,274
Research and development	147,189	71,401	277,858	136,290
Total expenses	2,641,184	1,576,413	4,902,321	3,102,490
Income from operations	2,622,412	573,990	4,429,541	1,016,482

Other income (expense):
Interest expense	(239,274)	(166,348)	(438,048)	(344,063)
Other, net	28,624	34,241	40,672	3,454
Total other income (expense)	(210,650)	(132,107)	(397,376)	(340,609)

Income before income taxes	2,411,762	441,883	4,032,165	675,873
Provision for income taxes	(422,923)	—	(575,604)	—
Net income	$1,988,839	$441,883	$3,456,561	$675,873

Basic and diluted earnings per common share:
Basic earnings per common share	$0.29	$0.07	$0.51	$0.10
Diluted earnings per common share	$0.26	$0.06	$0.46	$0.10

Weighted average common shares used in computing basic earnings per common share	6,803,846	6,662,939	6,770,904	6,644,363
Incremental common shares from stock options and warrants	814,852	255,138	781,468	237,583
Weighted average common shares used in computing diluted earnings per common share	7,618,698	6,918,077	7,552,372	6,881,946

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$3,456,561	$675,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	577,995	364,274
Change in assets and liabilities:
Accounts receivable	(1,306,878)	(515,759)
Inventories	(925,437)	(329,704)
Deposits and other	25,842	50,899
Accounts payable	(453,144)	141,686
Accrued liabilities	640,534	194,748
Deferred tax liability	(186,501)	—
Net cash provided by operating activities	1,828,972	582,017

Cash flows from investing activities:
Acquisition earn-out payment	(153,830)	(145,371)
Acquisition, net of cash acquired	133,674	—
Other assets	(237,707)	—
Capital expenditures	(953,198)	(69,186)
Net cash used in investing activities	(1,211,061)	(214,557)

Cash flows from financing activities:
Issuance of stock for cash	30,000	106,000
Proceeds from borrowings	5,153,288	—
Repayments of indebtedness	(5,302,349)	(425,800)
Payments to related parties	(337,679)	(47,660)
Net cash used in financing activities	(456,740)	(367,460)

Net increase in cash and cash equivalents	161,171	—
Cash and cash equivalents at beginning of period	284,801	—
Cash and cash equivalents at end of period	$445,972	$—

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired	$8,075,000	$—
Less cash acquired	(133,674)	—
Less debt issued	(7,375,000)	—
Less equity issued	(700,000)	—
Acquisition, net of cash acquired	$(133,674)	$—
Supplemental disclosure of cash flow information:
Interest paid	$402,549	$454,010
Income taxes paid	$325,000	$—

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

The consolidated condensed financial statements consist of Flotek Industries, Inc. and its wholly-owned subsidiaries, collectively referred to herein as the “Company” or “Flotek”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, the unaudited consolidated condensed financial statements of the Company include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position as of June 30, 2005 and its results of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. The consolidated condensed statement of financial position as of December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts for fiscal 2004 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Restricted Cash

Restricted cash serves as collateral for a standby letter of credit that provides financial assurance that the Company will fulfill its obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate price paid by us in acquisitions over the fair market value of the tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets”, separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. The Company’s other intangibles consists of patent and deferred financing costs.

Financial Instruments

The Company considers the fair value of all financial instruments (primarily accounts receivable and long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of the collectibility of net accounts receivable and due to our ability to borrow funds under terms and conditions similar to those of our existing debt and because the majority of our debt carries a floating rate.

The Company has no off-balance sheet debt or other off-balance sheet financing arrangements. The Company has not entered into derivatives or other financial instruments.

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

The Materials Translogistics business unit ("MTI") recognizes revenues of its design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenues earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. MTI bulk material transload revenue is recognized as services are performed for the customer.

Foreign Currency

The Company has sales that are denominated in currencies other than the United States dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, any foreign currency transaction gains or losses are included in the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Company’s results of operations. The Company has not entered into any forward foreign exchange contracts to hedge the potential impact of currency fluctuations on our foreign currency denominated sales.

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

Stock-Based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. The Company provides supplemental disclosure of the effect or net income (loss) and earnings (loss) per share as if the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” had been applied in measuring compensation expense.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 154, “Accounting Changes and Error Corrections”. The Company’s effective date for the pronouncement begins December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The Company will adopt SFAS No. 154 as of December 15, 2005.

In March of 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment”. This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25. As noted in our stock-based compensation accounting policy described above, the Company does not record compensation expense for stock-based compensation. Under SFAS 123R, the Company will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to additional paid-in capital. The standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123R on its financial statements, including different option-pricing models.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. SFAS No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", which gives guidance on applying FASB Statement No. 109, "Accounting for Income Taxes”. SFAS No. 109-2, "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company is in the process of reviewing the SFAS No. 109-1 and SFAS No. 109-2; however, at this time, the Company does not believe that the adoption of these standards will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations". Evaluation of whether operations and cash flows have been eliminated depends on whether (i) continuing operations and cash flows are expected to be generated, and (ii) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is required to be adopted SFAS No. 151 beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows, but do not expect SFAS No. 151 to have a material impact.

Note 3 - Acquisitions

On February 14, 2005 (the “Closing Date”), the Company completed the purchase of Spidle Sales and Services, Inc. (“Spidle”). The consolidated condensed income statements include the results of operations of Spidle commencing January 1, 2005. A written agreement transferred effective control of Spidle to the Company as of January 1, 2005 without restrictions except those required to protect the shareholders of Spidle. Spidle is accounted for as a wholly-owned subsidiary of the Company.

The purchase price of the Spidle acquisition has been allocated to the assets acquired and liabilities assumed based on estimated fair values, following the completion of an independent appraisal and other evaluations. In accordance with SFAS No. 141, “Accounting for Business Combinations,” the excess of the net fair value of the assets acquired

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

over the purchase price was allocated proportionately to reduce the values assigned to non-current assets in determining their fair values. In applying Statement No. 141 to the transaction, the net value of property, plant and equipment was reduced by $16.0 million. A deferred tax liability of $1.8 million was recorded as a result of the fair value of the assets for book purposes being higher than the tax basis which is carried at original cost. The total purchase price consisted of $6.1 million in cash, a $1.3 million seller note payable over three years, and 129,271 shares of the Company’s common stock.

	Appraised	Application	Recorded
	Investment	of FAS 141	Investment

Cash	$133,673	—	$$133,673
Receivables	2,495,877	—	2,495,877
Inventories	6,873,854	—	6,873,854
Deferred tax asset	74,000	—	74,000
Property, plant and equipment	17,484,818	(16,001,480)	1,483,338
Accounts payable	(927,436)	—	(927,436)
Accrued liabilities	(112,828)	—	(112,828)
Federal income taxes payable	(156,212)	—	(156,212)
Deferred tax liability	—	(1,789,266)	(1,789,266)
Less: Total purchase price	8,075,000		8,075,000
Excess of investment over purchase price	$17,790,746	$(17,790,746)	$—

Note 4 - Inventories

The components of inventories for the period ended June 30, 2005 and December 31, 2004 were as follows:

	For the Period Ended
	June 30,	December 31,
	2005	2004

Raw materials	$1,316,705	$797,430
Finished goods	9,420,519	2,107,217
Gross inventories	10,737,224	2,904,647
Less: Slow-moving and obsolescence reserve	(490,547)	(457,257)
Inventories, net	$10,246,677	$2,447,390

Additional inventory of $6,873,854 associated with the Spidle acquisition was recorded January 1, 2005 (see Note 3).

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 - Property, Plant and Equipment

For the period ended June 30, 2005 and December 31, 2004, property, plant and equipment was comprised of the following:

	For the Period Ended
	June 30,	December 31,
	2005	2004

Land	$221,155	$68,000
Buildings and leasehold improvements	2,796,675	1,990,436
Machinery and equipment	2,923,583	953,224
Equipment in transit	222,500	—
Furniture and fixtures	266,939	108,481
Transportation equipment	1,261,367	514,652
Computer equipment	427,090	424,837
Gross property, plant and equipment	8,119,309	4,059,630
Less: Accumulated depreciation and amortization	(4,116,349)	(1,942,834)
Net property and equipment	$4,002,960	$2,116,796

Additional property, plant and equipment of $1,483,338 associated with the Spidle acquisition was recorded January 1, 2005 (see Note 3).

Note 6 - Goodwill and Intangible Assets

In February 2002, we acquired IBS 2000, Inc., a Denver-based company engaged in the development and manufacture of environmentally neutral chemicals for the oil industry. The terms of the acquisition called for an "Earn-Out Payment" based on twenty-five percent of the division’s earnings before interest and taxes for the three one-year periods ending on March 31, 2003, 2004 and 2005. During 2004, the Company recorded additional goodwill of $320,012 associated with an earn-out for the period March 31, 2003 through December 31, 2004 to reflect additional acquisition consideration related to this agreement. In the first quarter of 2005 the Company recorded additional goodwill of $153,830 to reflect the final amount of additional acquisition consideration related to this agreement. As of June 30, 2005, $100,804 had been paid. The remaining $373,038 will be paid in cash and common stock during 2005 and is reflected as accrued liabilities in the accompanying financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 - Long-Term Debt

Long-term debt for the period ended June 30, 2005 and December 31, 2004 consisted of the following:

	For the Period Ended
	June 30,	December 31,
	2005	2004

Equipment term loan	$6,533,333	$—
Real estate term loan	836,427	—
Revolving line of credit	3,870,440	—
Promissory notes to stockholders of acquired businesses, maturing December 2007 and 2008	650,000	750,000
Promissory notes to stockholders of acquired businesses, maturing February 2008	1,177,778	—
Promissory note maturing April 2008	128,722	—
Note payable to Facilities	395,757	465,495
Note payable to bank maturing March 2008	—	1,365,766
Note payable to bank maturing October 2008	—	629,539
Term loan payable to bank maturing December 2007	—	536,281
Revolving line of credit, maturing September 2005	—	2,439,483
Mortgage note payable maturing December 2012	—	96,872
Other	41,937	125,018
Total	13,634,394	6,408,454
Less current maturities	(2,219,224)	(1,136,467)
Long-term debt	$11,415,170	$5,271,987

On January 30, 2003, the Company entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to procure raw materials as ordered by CESI granting CESI 120 day payment terms for a 15% markup. Dr. Penny owned 37.06% and Mr. Beall owned 62.94% of SCL. At that time, both owners were directors as well as principal stockholders. Dr. Penny was and is an employee of the Company and Mr. Beall is no longer a director of the Company.  On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate its debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination the interest rate on the note was raised to 21%.  On April 1, 2005 62.94% of the outstanding principal and interest was paid to Mr. Beall to retire his portion of the loan. The remaining principal was converted into a new loan with Dr. Penny, bearing a fixed interest rate of 12.5%, payable over 36 months, maturing April 2008.

On February 14, 2005, we entered into new senior credit facility with Wells Fargo. The credit facility is made up of an equipment term loan, a real estate term loan and a revolving line of credit. The revolving line of credit provides for borrowings through February 14, 2007, bearing interest at prime rate plus 50 basis points. The prime rate was 6.25% on June 30, 2005. The maximum amount that may be outstanding under the line of credit is the lesser of (a) $5,000,000 or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms are interest-only, maturing in February 2007. The equipment term loan provides for borrowings of $7,000,000 bearing interest at prime rate plus 50 basis points payable over 60 months. The real estate term loan provides for borrowings of $855,437 bearing interest at prime rate. The loan is payable over 60 months, and amortized over 180 months.

In conjunction with the acquisition of Spidle Sales and Services, Inc, the Company issued $1,275,000 of notes payable to the seller. The notes are payable over 36 months and bear interest at 6%.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

All bank borrowings are collateralized by substantially all of our assets. Bank borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of June 30, 2005, the Company was in compliance with all covenants.

The Company believes the fair value of its long-term debt approximates the recorded value as of June 30, 2005, as the majority of the long-term debt carries a floating interest rate based on the prime rate.

Note 8 - Earnings Per Share

Net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common shares. For the three and six months ended June 30, 2005, 56,029 stock warrants were excluded from the computation of diluted earnings per share because the warrant exercise price of $13.13 per share was greater than the average market price of the Company’s common stock.

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$1,988,839	$441,883	$3,456,561	$675,873
Weighted-average common shares outstanding	6,803,846	6,662,939	6,770,904	6,644,363
Basic earnings per common share	$0.29	$0.07	$0.51	$0.10
Diluted earnings per common share	$0.26	$0.06	$0.46	$0.10

Weighted-average common shares outstanding	6,803,846	6,662,939	6,770,904	6,644,363
Effect of dilutive securities	814,852	255,138	781,468	237,583
Weighted-average common equivalent shares outstanding	7,618,698	6,918,077	7,552,372	6,881,946

A reconciliation of the number of shares used for the basic earnings per share calculation on a pro forma basis for 2004 had the acquisition of Spidle occurred January 1, 2004 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Pro forma revenues	$12,460,604	$7,893,669	$23,501,768	$16,462,722
Pro forma income from operations	2,622,412	946,208	4,429,541	1,690,026
Pro forma net income	1,988,839	841,159	3,456,561	1,563,790
Pro forma weighted-average common shares outstanding	6,803,846	6,792,210	6,770,904	6,773,634
Basic earnings per common share	$0.29	$0.12	$0.51	$0.23

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 9 - Stock Based Compensation Expense

The Company has elected to follow APB Opinion No. 25 in accounting for our employee stock options. Accordingly, no compensation expense is recognized in the financial statements because the exercise price of the employee stock options equals the market price of the common stock on the date of grant. If determined under SFAS No. 123, the Company’s compensation costs based on the fair value at the grant date for its stock options, net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$1,988,839	$441,883	$3,456,561	$675,873
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(17,781)	(329)	(34,267)
Pro forma	$1,988,839	$424,102	$3,456,232	$641,606

Basic earnings per share:
As reported	$0.29	$0.07	$0.51	$0.10
Pro forma	$0.29	$0.06	$0.51	$0.10

Diluted earnings per share:
As reported	$0.26	$0.06	$0.46	$0.10
Pro forma	$0.26	$0.06	$0.46	$0.09

For the three months ended June 30, 2005, the Company did not have any stock option grants, exercises or forfeitures.

Note 10 - Related Party Transactions

On January 30, 2003, the Company entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to procure raw materials as ordered by CESI granting CESI 120 day payment terms for a 15% markup. Dr. Penny owned 37.06% and Mr. Beall owned 62.94% of SCL. At that time, both owners were directors as well as principal stockholders. Dr. Penny was and is an employee of the Company and Mr. Beall is no longer a director of the Company.  On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate its debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination the interest rate on the note was raised to 21%.  On April 1, 2005 62.94% of the outstanding principal and interest was paid to Mr. Beall to retire his portion of the loan. The remaining principal was converted into a new loan with Dr. Penny, bearing a fixed interest rate of 12.5%, payable over 36 months, maturing April 2008

On July 25, 2002, we borrowed $500,000 under a promissory note from Oklahoma Facilities, LLC (“Facilities”). One of the Company’s officers, who is also a director and principal stockholder, has a minority investment interest in and is an officer of Facilities. The majority of the note is secured by specific Petrovalve inventory. The note was amended on October 1, 2004, bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

beginning January 1, 2005. On February 14, 2005, Facilities was required to fully subordinate their outstanding debt position in connection with the new senior credit facility.

The Company purchased from Phoenix E&P Technology, LLC ("Phoenix"), its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman and Dr. Glenn Penny each have a two and one-half percent indirect ownership interest in CEP and John Chisholm, a director of Flotek, has a thirty percent ownership interest in CEP. No royalties were earned during the first six months of 2005.

Note 11 - Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has four principal operating segments, which are the design, manufacturing, operating service and marketing of (i) specialty chemicals, (ii) downhole drilling tools, (iii) downhole production tools and (iv) automated bulk handling systems. These operating segments were determined based on the nature of the products and services offered.

The Company has determined that there are three reportable segments:

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Significant Accounting Policies.” Intersegment sales are accounted for at fair value as if sales were to third parties and are eliminated in the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summarized financial information concerning the segments for the three and six months ending June 30, 2005 and 2004 is show in the following tables (in thousands):

	Chemicals			Corporate
	and	Drilling	Production	and
	Logistics	Products	Products	Other	Total

Three months ended June 30, 2005
Net revenues to external customers	$7,065	$5,032	$364	$—	$12,461
Income (loss) from operations	$1,850	$1,258	$10	$(496)	$2,622

Three months ended June 30, 2004
Net revenues to external customers	$4,079	$694	$38	$—	$4,811
Income (loss) from operations	$1,291	$(30)	$(170)	$(517)	$574

Six months ended June 30, 2005
Net revenues to external customers	$13,193	$9,606	$703	$—	$23,502
Income (loss) from operations	$3,355	$2,103	$66	$(1,094)	$4,430

Six months ended June 30, 2004
Net revenues to external customers	$7,487	$1,957	$163	$—	$9,607
Income (loss) from operations	$1,939	$288	$(238)	$(973)	$1,016

Total assets by reportable segment were as follows (in thousands):

	For the Period Ended
	June 30,	December 31,
	2005	2004

Chemicals and Logistics	$14,571	$12,837
Drilling Products	13,849	868
Production Products	1,431	1,467
Corporate and Other	168	785
Total Assets	$30,019	$15,957

Note 12 - Subsequent Event

On August 4, 2005 the Company signed a definitive agreement to purchase the assets of privately held Harmon’s Machine Works Inc. Consideration to be paid is approximately $3.4 million cash, $0.6 million in common stock and $0.5 million in assumed net liabilities. The acquisition is anticipated to close by the end of August 2005.

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

We are a supplier of drilling and production products and services to the energy industry on a worldwide basis. Our core focus is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools. We are headquartered in Houston, Texas. As of July 27, 2005 our common stock began trading on the American Stock Exchange under the stock ticker symbol “FTK”. Prior to this date our common stock was traded on the OTC Bulletin Board market under the stock ticker symbol, “FLTK” or “FLTK.OB”. Our website is located at http://www.flotekind.com. Information contained in our website or links contained on our website are not part of this Form 10-QSB.

Our reportable segments are strategic business units that offer different products and services. Each business segment requires different technology and marketing strategies, and is managed independently.

•
The Chemicals and Logistics segment is made up of two business units. The CESI Chemical business unit develops, manufactures, and markets chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The Materials Translogistics business unit manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$12,460,604	$4,810,976	$23,501,768	$9,607,367
Cost of revenues	7,197,008	2,660,573	14,169,906	5,488,395
Gross margin	5,263,596	2,150,403	9,331,862	4,118,972
Gross margin %	42.2%	44.7%	39.7%	42.9%
Expenses:
Selling, general and administrative	2,186,362	1,322,164	4,046,468	2,601,926
Depreciation and amortization	307,633	182,848	577,995	364,274
Research and development	147,189	71,401	277,858	136,290
Total expenses	2,641,184	1,576,413	4,902,321	3,102,490
Income from operations	2,622,412	573,990	4,429,541	1,016,482
Income from operations %	21.1%	11.9%	18.9%	10.6%
Other income (expense):
Interest expense	(239,274)	(166,348)	(438,048)	(344,063)
Other, net	28,624	34,241	40,672	3,454
Total other income (expense)	(210,650)	(132,107)	(397,376)	(340,609)

Income before income taxes	2,411,762	441,883	4,032,165	675,873
Provision for income taxes	(422,923)	—	(575,604)	—
Net income	$1,988,839	$441,883	$3,456,561	$675,873

Consolidated - Comparison of Three Months Ended June 30, 2005 and 2004

Total revenues increased by $7,649,628 or 159% in the second quarter of 2005 versus 2004. As discussed in the segment analysis that follows, organic growth within our Chemicals and Logistics segment combined with the expansion of our Drilling Products segment produced the increase in sales and profit. Sales of our proprietary chemical line continue to grow bolstered by strong margins in our downhole drilling tool operations.

Gross margin increased 145%, from $2,150,403 in the second quarter of 2004 to $5,263,596 in 2005. Gross margin as a percentage of revenues decreased from 44.7% in the second quarter of 2004 to 42.2% in 2005. The decrease in margin as a percentage of revenues was a result of increased chemical feedstock and transportation costs. The gross margin is best analyzed on a segment by segment basis, discussed below, as gross margin varies significantly between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative are costs not directly attributable to products sold or services rendered. Selling, general and administrative costs were $2,186,362 for the second quarter of 2005 compared to $1,322,164 in the second quarter of 2004, however decreased as a percentage of revenue. Measured as a percentage of revenue, selling, general and administrative costs dropped from 27.5% in the second quarter of 2004 to 17.6% in 2005. Significant emphasis continues to be placed on growing sales while containing selling, general and administrative costs across the organization.

Depreciation and amortization increased $124,785 or 68% in the second quarter of 2005 compared to the same quarter in 2004. The additional assets related to the Spidle acquisition effective January 1, 2005 are the primary reasons for the increased depreciation and amortization.

Interest expense increased from $166,348 for the second quarter of 2004 to $239,274 in 2005. The increase is a result of an increase in our overall debt level associated with the acquisition of Spidle, offset by lower interest rates on the senior credit facility obtained in February 2005. Flotek’s senior borrowing rates were reduced approximately 300 basis points as a result of the new financing. The majority of our indebtedness carries a variable interest rate tied to the prime rate.

Research and development costs increased due to expansion of our applied research capabilities. Over the years, we have made a number of technological advances, including the development of an environmentally benign line of specialty chemicals. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. Research and development expenditures are charged to expense as incurred. We intend to continue committing financial resources and effort to the development and acquisition of new products and services.

Based on our improved profitability, a $422,923 provision for income taxes was recorded for the second quarter of 2005. The provision was made for estimated federal income tax, state income tax and alternative minimum tax. Our net operating losses can be used to offset federal income taxes. The effective income tax rate differs from the statutory rate primarily as a result of utilization of our net operating loss carryforwards. As of December 31, 2004, we had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $8.8 million, expiring in 2017 through 2023.

Consolidated - Comparison of Six Months Ended June 30, 2005 and 2004

Total revenues increased by $13,894,401 or 145% in the first six months of 2005 versus 2004. As discussed in the segment analysis that follows, this increase in revenues was due to the addition of Spidle’s operating results for the entire six months of 2005 and strong performance by our Chemicals and Logistics segment, particularly with our line of proprietary chemicals.

Gross margin increased 127%, from $4,118,972 in the first six months of 2004 to $9,331,862 in 2005. Gross margin as a percentage of revenues decreased from 42.9% in the first six months of 2004 to 39.7% in 2005. The decrease in margin as a percentage of revenues was a result of increased chemical feedstock and transportation costs. The gross margin is best analyzed on a segment by segment basis, discussed below, as gross margin varies significantly between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative are costs not directly attributable to products sold or services rendered. Selling, general and administrative costs increased to $4,046,468 in the first six months of 2005 from $2,601,926 in the first six months of 2004, however decreased as a percentage of revenue. Measured as a percentage of revenue, selling, general and administrative costs dropped from 27.1% in the first six months of 2004 to 17.2% in 2005. Significant emphasis continues to be placed on growing sales while containing selling, general and administrative costs across the organization.

Depreciation and amortization increased $213,721 or 59% in the first six months of 2005 compared to the same period in 2004. The additional assets related to the Spidle acquisition effective January 1, 2005 are the primary reasons for the increased depreciation and amortization.

Interest expense increased from $344,063 for the first six months of 2004 to $438,048 in 2005. The increase is a result of an increase in our overall debt level associated with the acquisition of Spidle, offset by lower interest rates on the senior credit facility obtained in February 2005. Flotek’s senior borrowing rates were reduced approximately 300 basis points as a result of the new financing. The majority of our indebtedness carries a variable interest rate tied to the prime rate.

Research and development costs increased due to expansion of our applied research capabilities. Over the years, we have made a number of technological advances, including the development of an environmentally benign line of specialty chemicals. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. Research and development expenditures are charged to expense as incurred. We intend to continue committing financial resources and effort to the development and acquisition of new products and services.

Based on our improved profitability, a $575,604 provision for income taxes was recorded for the first six months of 2005. The provision was made for estimated federal income tax, state income tax and alternative minimum tax. Our net operating losses can be used to offset federal income taxes. The effective income tax rate differs from the statutory rate primarily as a result of utilization of our net operating loss carryforwards. As of December 31, 2004, we had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $8.8 million, expiring in 2017 through 2023.

Results by Segment

Chemicals and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$7,064,810	$4,078,968	$13,193,084	$7,487,583
Gross margin	$2,841,791	$1,842,949	$5,105,360	$3,148,676
Gross margin %	40.2%	45.2%	38.7%	42.1%

Operating income	$1,849,878	$1,291,076	$3,355,318	$1,938,839
Operating margin %	26.2%	31.7%	25.4%	25.9%

Chemicals and Logistics - Comparison of Three Months Ended June 30, 2005 and 2004

Chemicals and Logistics revenues increased $2,985,842 or 73.2%, in the second quarter of 2005 compared to 2004. The increase in sales is attributable to continued increase in drilling activity and expanded market penetration in the U.S., Canada, Mexico and Russia. The most significant revenue growth relates to our environmental friendly “green” chemicals in the U.S., which have more than doubled from $639,845 in the second quarter of 2004 to $1,608,399 for the second quarter of 2005. CESI Chemical's focus on applied research has resulted in the penetration of new markets, continued expansion of our customer base, product portfolio and increased margins. CESI Chemical differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service.

Gross margin increased from $1,842,949 in the second of quarter 2004 to $2,841,791 for the same period 2005. Gross margin as a percentage of revenues decreased from 45.2% in the second quarter of 2004 to 40.2% in 2005. The decrease in margin is attributable to increased cost of goods sold. Chemical feedstock, transportation and equipment associated with the Mexico bulk handling plant contributed to the increase in cost of goods during 2005. Management is focused on improving margins through improved procurement and logistics, and price increases that were implemented June 2005.

Operating income increased $558,802, or 43.3%, during the second quarter of 2005 compared to 2004, primarily as a result of increased sales in the Chemical division and improved gross margins in the Chemical and Logistics business unit. The completion of the Mexico bulk handling plant also increased revenue and operating income for this segment during 2005. Expansion of our proprietary product line and customer base has driven the increase in sales and margin during 2005.

Chemicals and Logistics - Comparison of Six Months Ended June 30, 2005 and 2004

Chemicals and Logistics revenues increased $5,705,501 or 76.2%, in the first six months of 2005 compared to 2004. The increase in sales is attributable to continued increase in drilling activity and expanded market penetration in the U.S., Canada, Mexico and Russia. Sales of our line of environmental friendly “green” chemicals increased from $1,220,376 in the first six months of 2004 to $3,227,808 for the first six months of 2005. CESI Chemical's focus on applied research has resulted in the penetration of new markets, continued expansion of our customer base, product portfolio and increased margins. CESI Chemical differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service. In addition, MTI completed a bulk handling design and construction oversight project in Mexico during the first six months of 2005.

Gross margin increased from $3,148,676 in the first six months of 2004 to $5,105,360 for the same period 2005. Gross margin as a percentage of revenues decreased from 42.1% in the first six months of 2004 to 38.7% in 2005. The decrease in margin is attributable to increased cost of goods sold. Chemical feedstock, transportation and equipment associated with the Mexico bulk handling plant contributed to the increase in cost of goods during 2005. Management is focused on improving margins through improved procurement and logistics, as well as planned price increases. Price increases were implemented in June 2005.

Operating income increased $1,416,479, or 73.1%, during the first six months of 2005 compared to 2004, primarily as a result of increased sales in the Chemical division and improved gross margins in the Chemical and Logistics business unit. The completion of the Mexico bulk handling plant also increased revenue and operating income for this segment during 2005. Expansion of our proprietary product line and customer base has driven the increase in sales and margin during 2005.

Drilling Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$5,031,604	$693,912	$9,605,854	$1,957,098
Gross margin	$2,247,319	$300,792	$3,845,812	$904,367
Gross margin %	44.7%	43.4%	40.0%	46.2%

Operating income	$1,258,260	$(30,388)	$2,102,472	$288,521
Operating margin %	25.0%	(4.4)%	21.9%	14.7%

Drilling Products - Comparison of Three Months Ended June 30, 2005 and 2004

In February 2005, we completed the purchase of Spidle, a privately held downhole tool company with rental, marketing and manufacturing operations throughout the Rocky Mountains, by acquiring all of the outstanding capital stock of Spidle for a total purchase price of $8.1 million. Spidle’s results of operations are included in the consolidated financial statements effective January 1, 2005. Spidle serves both the domestic and international downhole tool markets with a customer base extending into Canada, Mexico, South America, Europe, Asia and Africa. Spidle operates in the energy, mining, water well and industrial drilling sectors.

Drilling Products revenues, increased $4,337,692 in the second quarter of 2005 compared to 2004. This increase relates to the addition of the operating results Spidle to our drilling products segment. Spidle contributed $4.2 million in revenue during the second quarter. Management views the acquisition and integration of Spidle to be positive with actual results exceeding management projections through the second quarter of 2005.

Gross margin increased $1,946,527 in the second quarter of 2005 compared to 2004. Gross margin as a percentage of revenues increased from 43.4% in the second quarter of 2004 to 44.7% in 2005. The increase in margin is attributable to a shift in the mix of revenues, with drilling tool rentals contributing to the increase in margins.

Operating income for the second quarter of 2005 was $1,258,260 compared to an operating loss of $30,388 in 2004, due to the expansion of the division and improved sales. We believe we will see improvements in operating income as a percentage of revenue as we capitalize on the geographic, customer and product synergies between Spidle and the other business units as well as increased utilization of the inventory acquired with Spidle.

Drilling Products - Comparison of Six Months Ended June 30, 2005 and 2004

Drilling Products revenues, increased $7,648,756 in the first six months of 2005 compared to 2004. This increase relates to the addition of the operating results Spidle to our drilling products segment. Spidle contributed $8.2 million in revenue during the first six months of 2005. Management views the acquisition and integration of Spidle to be positive with actual results exceeding management projections through the first six months of 2005.

Gross margin increased $2,941,445 in the first six months of 2005 compared to 2004. Gross margin as a percentage of revenues decreased from 46.2% in the first six months of 2004 to 40.0% in 2005. The decrease in margin is attributable to change in the based of operations with the addition of Spidle. Our Turbeco operations have historically been focused on the manufacturing and marketing of drilling tools while Spidle manufactures and markets drilling tools, acts as an agent for various drill bit manufactures and mud motor companies, and rents downhole drilling tools.

Operating income increased $1,813,951 during the first six months of 2005 compared to 2004, primarily due to the expansion of the division. We believe we will continue to see improvements in operating income as a percentage of revenue as we capitalize on the geographic, customer and product synergies between Spidle and the other business units as well as increased utilization of the inventory acquired with Spidle.

Production Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$364,190	$38,096	$702,830	$162,695
Gross margin	$174,485	$6,662	$380,690	$65,929
Gross margin %	47.9%	17.5%	54.2%	40.5%

Operating income	$9,729	$(169,521)	$65,783	$(237,742)
Operating margin %	2.7%	(445.0)%	9.4%	(146.1)%

Production Products - Comparison of Three Months Ended June 30, 2005 and 2004

Production Products revenues increased $326,094 in the second quarter of 2005 compared to 2004 due to sales to Venezuela. Gross margin percentage also increased significantly from 17.5% during the second quarter of 2004 to 47.9% in 2005. We are focused on increasing total revenues in 2005 by expanding the customer and geographic base. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, the Middle East, Russia and Asia. Currently Petrovalve has representation in 18 countries.

Data provided by Petrovalve customers subsequent to valve installation indicated increases in productions by as much as 40% over prior performance of conventional valves. This improvement stems from the patented and unique design of the Petrovalve that allows greater volumes of hydrocarbons to be lifted per pump stroke. This provides the operator the option of slowing the pump stroke rate while maintaining consistent production levels, which reduces wear on all parts of the lifting mechanism, extending the life of the entire system. The “Gas Breaker” version of the Petrovalve, has been proven successful in eliminating “gas locking” which prior to the Gas Breaker installation completely stopped production and required workover of the well. The Petrovalve can effectively lift highly viscous oil in heavy oil or tar sand production zones.

Production Products - Comparison of Six Months Ended June 30, 2005 and 2004

Production Products revenues increased $540,135 in the first six months of 2005 compared to 2004 due to sales to customers in Russia and Venezuela. Gross margin percentage also increased significantly from 40.5% during the first six months of 2004 to 54.2% in 2005. We are focused on increasing total revenues in 2005 by expanding the customer and geographic base. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, the Middle East, Russia and Asia. Currently Petrovalve has representation in 18 countries.

Capital Resources and Liquidity

Our capital resources and liquidity continued to improve during the first six months of 2005. During the first six months of 2005 we produced net income of $3,456,561 and had positive cash flows from operations of $1,828,972 after contributing $2,205,584 to working capital. The improvement in cash flow is a direct result of significant improvements in operating results for our reporting units due to increased sales and operational efficiencies.

Both accounts receivable and inventories increased due to increased sales levels during the first six months of 2005. The change in working capital accounts for the first six months of 2005 has been adjusted for the addition of Spidle as of the beginning of the period. Accounts payable decreased $453,144 due to a continued effort to pay down long outstanding payables associated with professional fees and payables associated with the discontinued operations as well as faster payment to vendors to take advantage of sales discounts and increased credit from our suppliers. The reduction in accounts payable was offset by an increase in accrued liabilities of $1,006,422. The increase in accrued liabilities was due to increased income taxes payable, incentive compensation payable, and amounts accrued, but not yet paid, related to the earn-out provision of our acquisition of IBS 2000.

Capital expenditures for the six months ended June 30, 2005 totaled $953,198 and was used for drilling tool equipment and expansion of laboratory facilities. In February 2005, we successfully obtained a new senior credit facility with Wells Fargo. As part of the terms negotiated, we obtained approval for a capital expenditures budget of $2,000,000 for 2005 allowing us to expand our operations.

Our bank borrowings are collateralized by substantially all of our assets. Bank borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of June 30, 2005, we were in compliance with all covenants.

In February, we issued 129,271 shares of our common stock in conjunction with the acquisition of Spidle. In addition, 4,571 stock options were exercised with proceeds of $30,000 paid to the company. A total of 55,000 incentive stock options were granted in the first quarter 2005 to key Spidle and Flotek employees. No additional shares or stock options were issued in the second quarter of 2005.

Impact of Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 154, “Accounting Changes and Error Corrections”. Our effective date for the pronouncement begins December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. We will adopt SFAS No. 154 as of December 15, 2005.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment”. This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25. As noted in our stock-based compensation accounting policy described above, we do not record compensation expense for stock-based compensation. Under SFAS 123R, we will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to additional paid-in capital. The standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently in the process of evaluating the impact of SFAS 123R on our financial statements, including different option-pricing models.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. SFAS No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", which gives guidance on applying FASB Statement No. 109, "Accounting for Income Taxes”. SFAS No. 109-2, "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. We are in the process of reviewing the SFAS No. 109-1 and SFAS No. 109-2; however, at this time, we do not believe that the adoption of these standards will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We are required to adopt SFAS No. 151 beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated financial position, results of operations and cash flows, but do not expect SFAS No. 151 to have a material impact.

Item 3.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer (collectively, the "Certifying Officers") have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that, as of the date of this report, our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Since the date of this report, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the date of this report.

In anticipation of our compliance with the Sarbanes-Oxley Act of 2002 (the "Act"), we have increased our finance and accounting staff dedicated to the documentation and testing required under this Act.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved, on occasion, in routine litigation incidental to our business. As of June 30, 2005 we were not named or involved in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on May 24, 2005, at which meeting the shareholders voted to (1) elect Jerry D. Dumas, Sr., Glenn S. Penny, Gary M. Pittman, William R. Ziegler, John W. Chisholm, Barry E. Stewart and Richard O. Wilson as directors and (2) approve the Company’s 2005 Long-term Incentive Plan. The voting results for each proposal submitted to a vote is as listed below.

Election of Directors

All directors serve one year terms. All directors that were nominated were elected to another term. Results of voting were as follows:

John W. Chisholm - 5,316,928 votes for and 47,244 votes withheld.
Jerry D. Dumas, Sr. - 5,038,718 votes for and 325,454 votes withheld.
Glenn S. Penny - 5,038,045 votes for and 311,127 votes withheld.
Gary M. Pittman - 5,347,871 votes for and 16,301 votes withheld.
Barry E. Stewart - 5,347,871 votes for and 16,301 votes withheld.
Richard O. Wilson - 5,347,769 votes for and 16,403 votes withheld.
William R. Ziegler - 5,347,862 votes for and 16,310 votes withheld.

Approval of Company’s 2005 Long-term Incentive Plan

4,487,015 votes for, 2,431 votes against and 904 votes abstaining.

Item 6.  Exhibits.

(a)	Exhibits:

	10.1	Material Contracts

	11.1	Computation of Net Income (Loss) Per Common Share

	31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

	31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

	32.1	Certification of Periodic Report by Chief Executive Officer

	32.2	Certification of Periodic Report by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ Jerry D. Dumas Sr.

Jerry D. Dumas, Sr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 9, 2005