Form 10QSB
period 2005-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2005-11-08
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 1-13270

FLOTEK INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

7030 Empire Central Drive, Houston TX 77040
(Address of Principal Executive Offices)

(713) 849-9911
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐   NO ☒

There were 8,241,035 shares of the issuer’s common stock, $.0001 par value, outstanding as of November 4, 2005.

Transitional small business disclosure format: YES  ☐   NO ☒

Forward-Looking Statements

Except for the historical information contained herein, the discussion in this Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "plan", "intend”, "project", "forecast", "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans, and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those in the forward-looking statements for various reasons, including, but not limited to, the effect of competition, the level of petroleum industry exploration and production expenditures, world economic and political conditions, prices of and the demand for crude oil and natural gas, weather, the legislative environment in the United States of America and other countries, adverse changes in the capital and equity markets, and other risk factors including those identified herein.

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,832,769	$284,801
Restricted cash	—	37,038
Accounts receivable, net	7,565,413	3,372,236
Inventories, net	10,775,042	2,447,390
Other current assets	99,254	39,721
Total current assets	27,272,478	6,181,186

Property, plant and equipment, net	7,761,752	2,116,796
Goodwill	11,748,889	7,465,725
Intangible and other assets, net	1,701,154	193,380
	$48,484,273	$15,957,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,158,188	$2,641,577
Accrued liabilities	2,040,177	1,617,762
Current portion of long-term debt	2,182,109	1,136,467
Amounts due to related parties	—	466,401
Deferred tax liability	1,602,765	—
Total current liabilities	7,983,239	5,862,207

Long-term debt, less current portion	7,788,784	5,271,987
Total liabilities	15,772,023	11,134,194

Stockholders’ equity:
Common stock, $.0001 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2005 - 8,241,035 and December 31, 2004 - 6,670,004	824	667
Additional paid-in capital	39,745,013	17,082,141
Accumulated deficit	(7,033,587)	(12,259,915)
Total stockholders’ equity	32,712,250	4,822,893
	$48,484,273	$15,957,087

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$13,303,670	$5,671,044	$36,805,438	$15,278,420

Cost of revenues	7,576,120	3,174,442	21,746,026	8,662,846
Gross profit	5,727,550	2,496,602	15,059,412	6,615,574

Expenses:
Selling, general and administrative	2,415,259	1,314,024	6,461,727	3,915,949
Depreciation and amortization	421,810	173,686	999,805	537,960
Research and development	163,005	75,111	440,863	211,401
Total expenses	3,000,074	1,562,821	7,902,395	4,665,310
Income from operations	2,727,476	933,781	7,157,017	1,950,264

Other income (expense):
Interest expense	(214,956)	(178,900)	(653,004)	(522,961)
Other, net	(1,133)	48,223	39,539	51,678
Total other income (expense)	(216,089)	(130,677)	(613,465)	(471,283)

Income before income taxes	2,511,387	803,104	6,543,552	1,478,981
Provision for income taxes	(741,620)	(100,000)	(1,317,224)	(100,000)
Net income	$1,769,767	$703,104	$5,226,328	$1,378,981

Basic and diluted earnings per common share:
Basic earnings per common share	$0.24	$0.11	$0.75	$0.21
Diluted earnings per common share	$0.21	$0.10	$0.67	$0.19

Weighted average common shares used in computing basic earnings per common share	7,387,467	6,666,330	6,976,915	6,656,496
Incremental common shares from stock options and warrants	955,062	643,039	865,177	646,645
Weighted average common shares used in computing diluted earnings per common share	8,342,529	7,309,369	7,842,092	7,303,141

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,226,328	$1,378,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	999,805	537,960
Change in assets and liabilities:
Restricted cash	37,038	—
Accounts receivable	(1,316,939)	(983,577)
Inventories	(885,852)	(488,757)
Deposits and other	(101,205)	48,318
Accounts payable	(1,967,762)	(436,035)
Accrued liabilities	406,595	633,022
Deferred tax liability	(186,501)	—
Net cash provided by operating activities	2,211,507	689,912

Cash flows from investing activities:
Acquisition earn-out payment	(153,830)	(229,633)
Acquisitions, net of cash acquired	(7,452,084)	—
Other assets	(267,890)	—
Capital expenditures	(1,425,370)	(107,393)
Net cash used in investing activities	(9,299,174)	(337,026)

Cash flows from financing activities:
Issuance of stock	19,914,598	107,800
Proceeds from borrowings	9,602,862	302,019
Repayments of indebtedness	(13,415,424)	(700,045)
Payments to related parties	(466,401)	(62,660)
Net cash used in financing activities	15,635,635	(352,886)

Net increase in cash and cash equivalents	8,547,968	—
Cash and cash equivalents at beginning of period	284,801	—
Cash and cash equivalents at end of period	$8,832,769	$—

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired	$17,410,757	$—
Less cash acquired	(133,674)	—
Less debt issued	(7,375,000)	—
Less equity issued	(2,449,999)	—
Acquisition, net of cash acquired	$7,452,084	$—
Supplemental disclosure of cash flow information:
Interest paid	$689,373	$531,000
Income taxes paid	$1,413,524	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

Note 1 - Business and Basis of Presentation

Flotek Industries, Inc. and subsidiaries was incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we changed our corporate domicile to Delaware. We are engaged in the manufacturing and marketing of innovative specialty chemicals and downhole drilling and production equipment, and in the management of automated bulk material handling, loading and blending facilities. Flotek serves major and independent companies in the domestic and international oilfield service industry. Company headquarters are located in Houston, Texas, and we have operations in Texas, Oklahoma, Louisiana, Utah and Wyoming. We market our products domestically and internationally in over 20 countries.

The consolidated condensed financial statements consist of Flotek Industries, Inc. and its wholly-owned subsidiaries, collectively referred to herein as the “Company” or “Flotek”. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

In the opinion of management, the unaudited consolidated condensed financial statements of the Company include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position as of September 30, 2005 and its results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. The consolidated condensed statement of financial position as of December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flow for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Inventories

Inventories consist of raw materials, work-in-process, finished goods and parts and materials used in manufacturing and construction operations. Finished goods inventories include raw materials, direct labor and production overhead. Valuation of acquired work-in-process inventory is determined based on the guidance in FAS 141 “Business Combinations” (“FAS 141”). The Company determines the value of acquired work-in-process inventories by estimating the selling prices of finished goods less the sum of (a) cost to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the completing and selling effort of the Company based on profit for similar finished goods. Inventories are carried at the lower of cost or market using the weighted average cost method. The Company maintains a reserve for slow-moving and obsolete inventories, which is reviewed for adequacy on a periodic basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Valuation of acquired property, plant and equipment is determined based on the guidance in FAS 141. The Company determines value of acquired property, plant and equipment on the lower of (a) replacement cost or (b) appraised value. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation is provided at rates considered sufficient to depreciate the cost of the assets using the straight-line method over estimated useful lives.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate price paid by us in acquisitions over the fair market value of the tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets”, separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. The Company’s other intangibles consists of patents, non-compete agreements and deferred financing costs.

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

Foreign Currency

The Company has sales that are denominated in currencies other than the United States dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, any foreign currency transaction gains or losses are included in the Company’s results of operations. The Company has not entered into any forward foreign exchange contracts to hedge the potential impact of currency fluctuations on our foreign currency denominated sales.
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

Stock-Based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. The Company provides supplemental disclosure of the effect on net income (loss) and earnings (loss) per share as if the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” had been applied in measuring compensation expense.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25. As noted in our stock-based compensation accounting policy described above, the Company does not record compensation expense for stock-based compensation. Under SFAS 123R, the Company will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123R, will be recognized as an addition to additional paid-in capital. The standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on its financial statements, including different option-pricing models.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. SFAS No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", gives guidance on applying FASB Statement No. 109, "Accounting for Income Taxes”. SFAS No. 109-2, "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company is in the process of reviewing the SFAS No. 109-1 and SFAS No. 109-2; however, at this time, the Company does not believe that the adoption of these standards will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is required to adopt SFAS No. 151 beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations and cash flows, but does not expect SFAS No. 151 to have a material impact.

Note 3 - Acquisitions

On February 14, 2005, the Company completed the purchase of Spidle Sales and Services, Inc. (“Spidle”). The consolidated condensed income statements include the results of operations of Spidle commencing January 1, 2005. A written agreement transferred effective control of Spidle to the Company as of January 1, 2005 without restrictions except those required to protect the shareholders of Spidle. Spidle is accounted for as a wholly-owned subsidiary of the Company.

The purchase price of the Spidle acquisition has been allocated to the assets acquired and liabilities assumed based on estimated fair values, following the completion of an independent appraisal and other evaluations. In accordance with SFAS No. 141, “Accounting for Business Combinations,” the excess of the net fair value of the assets acquired over the purchase price was allocated proportionately to reduce the values assigned to non-current assets in determining their fair values. In applying Statement No. 141 to the transaction, the net value of property, plant and equipment was reduced by $16.0 million. A deferred tax liability of $1.8 million was recorded as a result of the fair value of the assets for book purposes being higher than the tax basis which is carried at original cost. The total purchase price consisted of $6.1 million in cash, a $1.3 million seller note payable over three years, and 129,271 shares of the Company’s common stock.

	Appraised Investment	Application of FAS 14	Recorded Investment
Cash	$133,673	$—	$133,673
Receivables	2,495,877	—	2,495,877
Inventories	6,873,854	—	6,873,854
Deferred tax asset	74,000	—	74,000
Property, plant and equipment	17,484,818	(16,001,480)	1,483,338
Accounts payable	(927,436)	—	(927,436)
Accrued liabilities	(112,828)	—	(112,828)
Federal income taxes payable	(156,212)	—	(156,212)
Deferred tax liability	—	(1,789,266)	(1,789,266)
Less: Total purchase price	8,075,000	—	8,075,000
Excess of investment over purchase price	$17,790,746	$(17,790,746)	$—

In August 19, 2005, the Company purchased the assets of privately held Harmon’s Machine Works, Inc. (“Harmon”) a down-hole oilfield and mining tool company located in Midland, Texas, for approximately $4.9 million. The assets acquired included approximately $2.2 million of property, plant and equipment, $0.4 million in accounts receivable, $0.4 million in inventory and approximately $1.9 million in goodwill and other intangible assets. Consideration paid consisted of approximately $3.9 million in cash, $0.6 million in the Company’s common stock and the assumption of $0.4 million of net liabilities. The Company financed the acquisition utilizing an equipment term loan of $1.3 million, an acquisition loan of $1.0 million, a real estate term loan of $0.2 million and $1.3 million of a revolving credit facility (See Note 7). The assets purchased have become part of the Company’s Drilling Products segment.

Additionally, on September 1, 2005, the Company purchased the assets of privately held Precision-LOR, Ltd. (“LOR”), a drilling tool rental and inspection service provider located in South Texas, for approximately $4.9 million. The assets acquired included approximately $1.4 million of equipment and approximately $3.5 million in goodwill and other intangible assets. Consideration paid consisted of approximately $3.7 million in cash and $1.2 million in the Company’s common stock. Cash proceeds from the Company’s equity issuance (See Note 8) were utilized for the purchase. The assets purchased have become part of the Company’s Drilling Products segment.

Note 4 - Inventories

The components of inventories for the period ended September 30, 2005 and December 31, 2004 were as follows:

	For the Period Ended
	September 30, 2005	December 31, 2004
Raw materials	$1,751,100	$797,430
Finished goods	9,525,941	2,107,217
Gross inventories	11,277,041	2,904,647
Less: Slow-moving and obsolescence reserve	(501,999)	(457,257)
Inventories, net	$10,775,042	$2,447,390

Additional inventory of approximately $6.9 million associated with the Spidle acquisition was recorded January 1, 2005 (see Note 3). Additional inventory of approximately $0.4 million associated with the Harmon acquisition was recorded August 19, 2005.

Note 5 - Property, Plant and Equipment

For the period ended September 30, 2005 and December 31, 2004, property, plant and equipment was comprised of the following:

	For the Period Ended
	September 30, 2005	December 31, 2004
Land	$268,594	$68,000
Buildings and leasehold improvements	3,092,477	1,990,436
Machinery and equipment	6,497,681	953,224
Equipment in progress	207,523	—
Furniture and fixtures	278,585	108,481
Transportation equipment	1,484,776	514,652
Computer equipment	427,090	424,837
Gross property, plant and equipment	12,256,726	4,059,630
Less: Accumulated depreciation and amortization	(4,494,974)	(1,942,834)
Net property and equipment	$7,761,752	$2,116,796

Property, plant and equipment of approximately $1.5 million associated with the Spidle acquisition was recorded January 1, 2005 (see Note 3). Property, plant and equipment of approximately $2.2 million associated with the Harmon acquisition was recorded August 19, 2005. Additional property, plant and equipment of approximately $1.8 million associated with the LOR acquisition was recorded September 1, 2005.

Note 6 - Goodwill and Intangible Assets

In February 2002, we acquired IBS 2000, Inc., a Denver-based company engaged in the development and manufacture of environmentally neutral chemicals for the oil industry. The terms of the acquisition called for an "Earn-Out Payment" based on 25% of the division’s earnings before interest and taxes for the three one-year periods ending on March 31, 2003, 2004 and 2005. During 2004, the Company recorded additional goodwill of $320,012 associated with an earn-out for the period March 31, 2003 through December 31, 2004 to reflect additional acquisition consideration related to this agreement. In the first quarter of 2005 the Company recorded additional goodwill of $153,830 to reflect the final amount of additional acquisition consideration related to this agreement. As of July 31, 2005, $175,411 had been paid. On August 2, 2005, the remaining balance of $298,431 was settled in 34,080 shares of common stock (See Note 8).

Note 7 - Long-Term Debt

Long-term debt for the period ended September 30, 2005 and December 31, 2004 consisted of the following:

	For the Period Ended
	September 30, 2005	December 31, 2004
Senior Credit Facility
Equipment term loan (A)	$5,950,000	$—
Real estate term loan (A)	812,665	—
Amendments to Senior Credit Facility
Equipment term loan (B)	1,309,667	—
Real estate term loan (B)	223,908	—
Promissory notes to stockholders of acquired businesses, maturing December 2007 and 2008	350,000	750,000
Promissory notes to stockholders of acquired businesses, maturing February 2008	1,104,861	—
Note payable to Facilities	—	465,495
Note payable to bank maturing March 2008	—	1,365,766
Note payable to bank maturing October 2008	—	629,539
Term loan payable to bank maturing December 2007	—	536,281
Revolving line of credit, maturing September 2005	—	2,439,483
Mortgage note payable maturing December 2012	—	96,872
Other	219,792	125,018
Total	9,970,893	6,408,454
Less current maturities	(2,182,109)	(1,136,467)
Long-term debt	$7,788,784	$5,271,987

Senior Credit Facility

On February 14, 2005, the Company entered into a new senior credit facility (as amended, the “Senior Credit Facility”) with Wells Fargo. The Senior Credit Facility was originally made up of a revolving line of credit, an equipment term loan and a real estate term loan.

Equipment term loan (A). The equipment term loan provides for borrowings of $7,000,000 bearing interest at prime rate plus 50 basis points payable over 60 months. This loan was utilized in the purchase of Spidle in February 2005 (See Note 3).

Real estate term loan (A). The real estate term loan provides for borrowings of $855,437 bearing interest at prime rate. The loan is payable over 60 months, and amortized over 180 months. This loan was utilized in the purchase of Spidle in February 2005 (See Note 3).

On August 19, 2005, the Company amended its Senior Credit Facility. The revolving credit line was amended and three additional loans were added (descriptions below).

Equipment term loan (B). The additional equipment term loan provides for borrowings of $1,320,000 bearing interest at prime rate plus 50 basis points payable over 60 months. This loan was specifically utilized for the purchase of Harmon in August 2005 (See Note 3).

Real estate term loan (B). The additional real estate term loan provides for borrowings of $225,000 bearing interest at prime rate. The loan is payable over 60 months, and amortized over 180 months. This loan was specifically utilized for the purchase of Harmon in August 2005 (See Note 3).

Revolving line of credit. The amended revolving line of credit provides for borrowing through February 14, 2007, bearing interest at prime rate plus 50 basis points. The prime rate was 6.75% on September 30, 2005. The maximum amount that may be outstanding under the amended line of credit is the lesser of (a) $6,000,000 (a $1,000,000 increase from the original revolving line of credit), or (b) the sum of 80% of eligible domestic trade receivables and 50% of eligible inventory, as defined. The terms are interest-only, maturing February 2007. The Company utilized the additional borrowing capacity in the purchase of Harmon in August 2005 (See Note 3). Proceeds from the Company stock offering were used to pay down this loan within the same month (See Note 8).

Acquisition loan. The acquisition loan provides for borrowings of $1,000,000 bearing interest at prime rate plus 1% payable over 17 months. This loan was specifically utilized for the purchase of Harmon in August 2005 (See Note 3). Proceeds from the Company stock offering were used to retire this loan in September 2005 (See Note 8).

Promissory notes to stockholders of acquired businesses, maturing February 2008

In conjunction with the acquisition of Spidle in February 2005, the Company issued $1,275,000 of notes payable to the seller. The notes are payable over 36 months and bear interest at 6%.

Promissory note, maturing April 2008

On January 30, 2003, the Company entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to procure raw materials as ordered by CESI, granting CESI 120 day payment terms for a 15% markup. Dr. Penny owned 37.06% and Mr. Beall owned 62.94% of SCL. At that time, both owners of SCL were directors as well as principal stockholders of the Company. Dr. Penny was and is an employee and director of the Company, and Mr. Beall is a former director of the Company.  On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate its debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination the interest rate on the note was raised to 21%.  On April 1, 2005, 62.94% of the outstanding principal and interest was paid to Mr. Beall to retire his portion of the loan. The remaining principal was converted into a new loan with Dr. Penny, bearing a fixed interest rate of 12.5%, payable over 36 months, maturing April 2008. Proceeds from the Company stock offering were used to pay down this loan in August 2005 (See Note 8).

Additionally, in August 2005, proceeds from the Company stock offering in August 2005 were utilized to pay down the notes payable to Oklahoma Facilities, LLC (“Facilities”), and a portion of the promissory notes to stockholders of CESI maturing December 2007 and 2008.

All bank borrowings are collateralized by substantially all of our assets. Bank borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of September 30, 2005, the Company was in compliance with all covenants.

The Company believes the fair value of its long-term debt approximates the recorded value as of September 30, 2005, as the majority of the long-term debt carries a floating interest rate based on the prime rate.

Note 8 - Common Stock

On August 29, 2005, we completed a private offering of 1,300,000 shares of common stock at a price of $16.30 per share to 18 accredited investors. Gross proceeds from the private offering were $21,190,000; estimated costs associated with the offering were $1,381,400. Proceeds from the sale were used for general corporate purposes, strategic acquisitions, and repayment of existing indebtedness. In connection with the sale, we covenanted with the private placement investors to file a registration statement with the SEC within 60 days of the completion of the private offering, covering resale of the shares by those investors. We submitted our Form SB-2 registration statement with the SEC on October 28, 2005, within 60 days of the completion of the private offering (See Note 13).

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of December 31, 2004	6,670,004
Shares issued for Spidle acquisition (See Note 3)	129,271
Shares issued for IBS 2000 “earn-out payment” (See Note 6)	34,080
Shares issued for Harmon acquisition (See Note 3)	35,108
Shares issued in private offering (See above)	1,300,000
Shares issued for LOR acquisition (See Note 3)	68,001
Stock options exercised through September 30, 2005	4,571
Issued and outstanding as of September 30, 2005	8,241,035

Note 9 - Earnings Per Share

Net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common shares. For the nine months ended September 30, 2005, 56,029 stock warrants were excluded from the computation of diluted earnings per share because the warrant exercise price of $13.13 per share was greater than the average market price of the Company’s common stock.

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,769,767	$703,104	$5,226,328	$1,378,981
Weighted-average common shares outstanding	7,387,467	6,666,330	6,976,915	6,656,496
Basic earnings per common share	$0.24	$0.11	$0.75	$0.21
Diluted earnings per common share	$0.21	$0.10	$0.67	$0.19

Weighted-average common shares outstanding	7,387,467	6,666,330	6,976,915	6,656,496
Effect of dilutive securities	955,062	643,039	865,177	646,645
Weighted-average common equivalent shares outstanding	8,342,529	7,309,369	7,842,092	7,303,141

A reconciliation of the number of shares used for the basic earnings per share calculation on a pro forma basis for 2004 had the acquisition of Spidle occurred January 1, 2004 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Pro forma revenues	$32,303,670	$10,858,641	$36,805,438	$27,321,366
Pro forma income from operations	2,752,312	1,637,886	7,181,853	2,990,607
Pro forma net income	1,794,603	1,563,016	5,251,164	2,961,214
Pro forma weighted-average common shares outstanding	7,387,467	6,795,601	6,976,915	6,785,767
Basic earnings per common share	$0.24	$0.23	$0.75	$0.44

Note 10 - Stock Based Compensation Expense

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$1,769,767	$703,104	$5,226,328	$1,378,981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(12,808)	(43,922)	(47,075)
Pro forma	$1,769,767	$690,296	$5,182,406	$1,331,906

Basic earnings per share:
As reported	$0.24	$0.11	$0.75	$0.21
Pro forma	$0.24	$0.10	$0.74	$0.20

Diluted earnings per share:
As reported	$0.21	$0.10	$0.67	$0.19
Pro forma	$0.21	$0.09	$0.66	$0.18

For the three months ended September 30, 2005, the Company had two stock option grants totaling 18,140, no stock option exercises and 250 stock option forfeitures. For the nine months ended September 30, 2005, the Company had four stock option grants totaling 73,140, stock option exercises totaling 4,571 and stock option forfeitures of 23,530.

Note 11 - Income Taxes

Our effective income tax rate in 2005 and 2004 differs from the federal statutory rate primarily due to state income taxes and changes in the valuation allowances due to the utilization of net operating loss carryforwards.

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

Our current corporate organization structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group. Accordingly, the effective tax rate in future periods may differ significantly from the expected statutory rates depending on the level of taxable income or loss for each group.

Note 12 - Related Party Transactions

On January 30, 2003, the Company entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to procure raw materials as ordered by CESI, granting CESI 120 day payment terms for a 15% markup. Dr. Penny owned 37.06% and Mr. Beall owned 62.94% of SCL. At that time, both owners of SCL were directors as well as principal stockholders of the Company. Dr. Penny was and is an employee of the Company, and Mr. Beall is a former director of the Company.  On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate its debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination, the interest rate on the note was raised to 21%.  On April 1, 2005, 62.94% of the outstanding principal and interest was paid to Mr. Beall to retire his portion of the loan. The remaining principal was converted into a new loan with Dr. Penny, bearing a fixed interest rate of 12.5%, payable over 36 months, maturing April 2008. In September 2005 the loan with Dr. Penny was paid down with proceeds from the Company’s private offering (See Note 8).

On July 25, 2002, we borrowed $500,000 under a promissory note from Facilities. One of the Company’s officers, who is also a director and principal stockholder, has a minority investment interest in and is an officer of Facilities. The majority of the note is secured by specific Petrovalve inventory. The note was amended on October 1, 2004, bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. On February 14, 2005, Facilities was required to fully subordinate its outstanding debt position in connection with the new senior credit facility. In September 2005 the promissory note with Facilities was paid down with proceeds from the Company’s private offering (See Note 8).

The Company purchased from Phoenix E&P Technology, LLC ("Phoenix"), its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman, and Dr. Glenn Penny each have a 2-1/2% indirect ownership interest in CEP, and John Chisholm, a director of Flotek, has a 30% ownership interest in CEP. No royalties were earned during the first nine months of 2005.

Note 13 - Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has four principal operating segments, which are the design, manufacturing, operating, service and marketing of (i) specialty chemicals, (ii) downhole drilling tools, (iii) downhole production tools and (iv) automated bulk handling systems. These operating segments were determined based on the nature of the products and services offered.

The Company has determined that there are three reportable segments:

•
The Chemicals and Logistics segment is made up of two business units. The CESI Chemical business unit designs, develops, manufactures packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The Materials Translogistics business unit manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Significant Accounting Policies.” Inter-segment sales are accounted for at fair value as if sales were to third parties and are eliminated in the consolidated financial statements.

Summarized financial information concerning the segments for the three and nine months ending September 30, 2005 and 2004 is show in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Production Products	Corporate and Other	Total
Three months ended September 30, 2005
Net revenues to external customers	$7,727	$5,372	$205	$—	$13,304
Income (loss) from operations	$2,243	$1,253	$(33)	$(736)	$2,727

Three months ended September 30, 2004
Net revenues to external customers	$4,889	$650	$132	$—	$5,671
Income (loss) from operations	$1,285	$94	$(92)	$(353)	$934

Nine months ended September 30, 2005
Net revenues to external customers	$20,920	$14,978	$907	$—	$36,805
Income (loss) from operations	$5,598	$3,355	$33	$(1,829)	$7,157

Nine months ended September 30, 2004
Net revenues to external customers	$12,377	$2,607	$294	$—	$15,278
Income (loss) from operations	$3,224	$382	$(330)	$(1,326)	$1,950

Total assets by reportable segment were as follows (in thousands):

	For the Period Ended
	September 30, 2005	December 31, 2004
Chemicals and Logistics	$14,538	$12,837
Drilling Products	24,315	868
Production Products	1,255	1,467
Corporate and Other	8,376	785
Total Assets	$48,484	$15,957

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 1. Financial Statements” contained herein.

Business Overview

Flotek Industries, Inc. and subsidiaries (the “Company” or “Flotek”) was incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we approved a change in our corporate domicile to Delaware and a reverse stock split of 120 to 1. On October 31, 2001, we completed a reverse merger with Chemical & Equipment Specialties, Inc. (“CESI”).

We are engaged in the manufacturing and marketing of innovative specialty chemicals and downhole drilling and production equipment, and in the management of automated bulk material handling, loading and blending facilities. Flotek serves major and independent companies in the domestic and international oilfield service industry. Company headquarters are located in Houston, Texas, and we have operations in Texas, Oklahoma, Louisiana, Utah and Wyoming. We market our products domestically and internationally in over 20 countries. As of July 27, 2005 our common stock began trading on the American Stock Exchange under the stock ticker symbol “FTK”. Prior to this date our common stock was traded on the OTC Bulletin Board market under the stock ticker symbol, “FLTK” or “FLTK.OB”. Our website is located at http://www.flotekind.com. Information contained in our website or links contained on our website are not part of this Form 10-QSB.

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

•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in our three segments are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production, and domestic and international mining activity.

We continue to actively seek profitable acquisition or merger candidates in our core business to either decrease costs of providing products, add new products, expand our customer base and/or expand our geographic footprint.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$13,303,670	$5,671,044	$36,805,438	$15,278,420
Cost of revenues	7,576,120	3,174,442	21,746,026	8,662,846
Gross profit	5,727,550	2,496,602	15,059,412	6,615,574
Gross profit %	43.1%	44.0%	40.9%	43.3%
Expenses:
Selling, general and administrative	2,415,259	1,314,024	6,461,727	3,915,949
Depreciation and amortization	421,810	173,686	999,805	537,960
Research and development	163,005	75,111	440,863	211,401
Total expenses	3,000,074	1,562,821	7,902,395	4,665,310
Income from operations	2,727,476	933,781	7,157,017	1,950,264
Income from operations %	20.5%	16.5%	19.4%	12.8%
Other income (expense):
Interest expense	(214,956)	(178,900)	(653,004)	(522,961)
Other, net	(1,133)	48,223	39,539	51,678
Total other income (expense)	(216,089)	(130,677)	(613,465)	(471,283)

Income before income taxes	2,511,387	803,104	6,543,552	1,478,981
Provision for income taxes	(741,620)	(100,000)	(1,317,224)	(100,000)
Net income	$1,769,767	$703,104	$5,226,328	$1,378,981

Consolidated - Comparison of Three Months Ended September 30, 2005 and 2004

Total revenues increased by $7.6 million or 134.6% in the third quarter of 2005 versus 2004. As discussed in the segment analysis that follows, organic growth within our Chemicals and Logistics segment combined with the expansion of our Drilling Products segment produced the increase in sales and profit. Sales of our proprietary specialty chemicals continue to grow, bolstered by strong margins across all three segments. Revenues for the third quarter 2005 approximately $1.0 million lower than management projections due to the severe hurricane season on the Gulf Coast.

Gross profit increased 129.4%, from $2.5 million in the third quarter of 2004 to $5.7 million in 2005. Gross profit as a percentage of revenues decreased from 44.0% in the third quarter of 2004 to 43.1% in 2005. The gross profit is best analyzed on a segment by segment basis, discussed below, as gross profit varies between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative are costs not directly attributable to products sold or services rendered. Selling, general and administrative costs were $2.4 million for the third quarter of 2005 compared to $1.3 million in the third quarter of 2004. Measured as a percentage of revenue, selling, general and administrative costs dropped from 23.1% in the third quarter of 2004 to 18.2% in 2005. The costs associated with moving onto the American Stock Exchange were expensed during the third quarter 2005. Significant emphasis continues to be placed on growing sales while containing selling, general and administrative costs across the organization.

Depreciation and amortization increased $0.2 million or 142.9% in the third quarter of 2005 compared to the same quarter in 2004 due to increased property, plant and equipment. The increase in property, plant and equipment was primarily due to the addition of assets associated with Spidle, Harmon and LOR.

Interest expense increased from $178,900 for the third quarter of 2004 to $214,956 in 2005. The increase is a result of an increase in our overall debt level associated with the acquisition of Spidle, offset by lower interest rates on the senior credit facility obtained in February 2005. Flotek’s senior borrowing rates were reduced approximately 300 basis points as a result of the new financing. The majority of our indebtedness carries a variable interest rate tied to the prime rate.

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

Based on our improved profitability, a $0.8 million provision for income taxes was recorded for the third quarter of 2005. The provision was made for estimated federal income tax and state income tax. Our net operating losses can be used to offset a portion of our federal income taxes. The effective income tax rate differs from the statutory rate primarily as a result of utilization of our net operating loss carryforwards. As of December 31, 2004, we had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $8.8 million, expiring in 2017 through 2023.

Consolidated - Comparison of Nine Months Ended September 30, 2005 and 2004

Total revenues increased by $21.5 million or 140.9% in the first nine months of 2005 versus 2004. As discussed in the segment analysis that follows, this increase in revenues was due to the addition of Spidle to our operating results for the entire nine months of 2005, the continued strong performance by our Chemicals and Logistics segment and the acquisition of Harmon and LOR in August 2005.

Gross profit increased 127.6%, from $6.6 million in the first nine months of 2004 to $15.1 million in 2005. Gross profit as a percentage of revenues decreased from 43.3% in the first nine months of 2004 to 40.9% in 2005. The gross profit is best analyzed on a segment by segment basis, discussed below, as gross profit varies between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative costs increased to $6.5 million in the first nine months of 2005 from $3.9 million in the first nine months of 2004, however, decreased as a percentage of revenue. Measured as a percentage of revenue, selling, general and administrative costs dropped from 25.6% in the first nine months of 2004 to 17.6% in 2005. Significant emphasis continues to be placed on growing sales while containing selling, general and administrative costs across the organization.

Depreciation and amortization increased $0.5 million or 85.9% in the first nine months of 2005 compared to the same period in 2004 due to increased property, plant and equipment. The increase in property, plant and equipment was primarily due to the addition of assets associated with Spidle, Harmon and LOR.

Interest expense increased from $0.5 million for the first nine months of 2004 to $0.7 million in 2005. The increase is a result of an increase in our overall debt level associated with the acquisition of Spidle, offset by lower interest rates on the senior credit facility obtained in February 2005. Flotek’s senior borrowing rates were reduced approximately 300 basis points as a result of the new financing. The majority of our indebtedness carries a variable interest rate tied to the prime rate.

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

Based on our improved profitability, a $1.3 million provision for income taxes was recorded for the first nine months of 2005. The provision was made for estimated federal income tax and state income tax. Our net operating losses can be used to partially offset federal income taxes. The effective income tax rate differs from the statutory rate primarily as a result of utilization of our net operating loss carryforwards. As of December 31, 2004, we had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $8.8 million, expiring in 2017 through 2023.

Results by Segment

Chemicals and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$7,726,746	$4,889,426	$20,919,830	$12,377,009
Gross profit	$3,181,472	$2,001,007	$8,286,832	$5,149,683
Gross profit %	41.2%	40.9%	39.6%	41.6%

Operating income	$2,243,410	$1,285,142	$5,598,728	$3,223,981
Operating margin %	29.0%	26.3%	26.8%	26.1%

Chemicals and Logistics - Comparison of Three Months Ended September 30, 2005 and 2004

Chemicals and Logistics revenues increased $2.8 million or 58.0%, in the third quarter of 2005 compared to 2004. Increased sales of our specialty chemicals were the main driver in the segment. Increased revenue was a result of higher volume sold, increased prices, and expansion of our market base. Strong commodity prices and solid demand have steadily increased oilfield activity. Our third quarter 2005 gross sales were approximately $0.8 million below our projected levels due to the effects of Hurricane Katrina and Hurricane Rita, which slowed sales to the major oilfield service companies and decreased throughput at our Louisiana based bulk handling facility by approximately 40%.

In the third quarter of 2005 compared to 2004, a significant portion of our sales growth was due to increased sales in Mexico, Canada and Russia. Domestically, sales growth in the Rocky Mountains improved dramatically, followed by an increase in Mid-Continent sales. We continue to focus on expanding our international sales and expanding the footprint of our domestic sales to increase overall sales and diversify sales concentration risk. Growth of international sales has outpaced domestic sales growth, and made up 25% of total sales in the third quarter of 2005 as compared to 11% of total sales in the third quarter of 2004.

Sales of our proprietary specialty chemicals continued to grow at a strong pace. Sales of our top three proprietary products made up almost $1.0 million of the increase in total sales this quarter of 2005 versus 2004. The sales of our environmental friendly “green” chemicals increased 24.3%, from $1.3 million in the third quarter of 2004 to $1.6 million for the third quarter of 2005. CESI Chemical's focus on applied research has resulted in the penetration of new markets, continued expansion of our customer base and product portfolio, and increased margins by shifting our product sales mix to more proprietary products. CESI Chemical differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service.

Gross profit increased 59.0% from $2.0 million in the third of quarter 2004 to $3.2 million for the same period of 2005. Gross profit as a percentage of revenues increased from 40.9% in the third quarter of 2004 to 41.2% in 2005. The increase in gross profit is due to price increases that were implemented in 2005 and slightly reduced cost of goods as a percentage of total revenues. Managing chemical feedstock and transportation prices and passing the increase in the costs to our customers are critical to maintain our gross profits.

Operating income increased $1.0 million, or 74.6%, during the third quarter of 2005 compared to the same period in 2004. Operating margin increased from 26.3% in 2004 to 29.0% in 2005. Operating income increased at a faster rate than revenue growth and gross profit growth, by increasing sales while controlling indirect costs. Revenue per employee increased by more than 20% during the third quarter of this year as compared to the same period last year. The growth in sales of our proprietary products while controlling input costs and operating costs has driven the increase in operating income this quarter.

Chemicals and Logistics - Comparison of Nine Months Ended September 30, 2005 and 2004

Chemicals and Logistics revenues increased $8.5 million or 69.0%, in the first nine months of 2005 compared to 2004. The increase is due to an increase in the volume of specialty chemical sales coupled with price increases that were put into effect in 2005. MTI partially offset an approximate 40% decrease in throughput at our Louisiana based bulk handling facility during 2005 as compared to 2004, by increasing revenue associated with the design and construction oversight of bulk handling facilities in Mexico and Texas during the first nine months of 2005. CESI Chemical's focus on applied research has resulted in the penetration of new markets, continued expansion of our customer base, product portfolio and increased margins. CESI Chemical differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service.

In the first nine months of 2005 compared to 2004, international sales grew by 115.6%, outpacing domestic growth. Sales into Mexico, Canada and Russia have been the main drivers for growth in international sales. Domestic sales have continued to grow in our established core markets, the Mid-Continent and Permian Basin, but have increased dramatically in the Rocky Mountains and East Texas. We continue to focus on expanding our international sales and expanding the footprint of our domestic sales coverage to increase overall sales and diversify sales concentration risk. Growth of international sales has outpaced our domestic growth, and made up 16% of total sales for the first nine months of 2005 as compared to 13% of total sales for the same period in 2004.

Sales of our proprietary specialty chemicals continued to grow at a strong pace. Sales of our top three proprietary products made up $3.1 million of the increase in total sales for the first nine months of 2005 versus 2004. The sales of our environmental friendly “green” chemicals increased $2.3 million, or 92.4%, from $2.5 million in the first nine months of 2004 to $4.8 million for the first nine months of 2005. CESI Chemical's focus on applied research has resulted in the penetration of new markets, continued expansion of our customer base and product portfolio and increased margins by shifting our product sales mix to more and more proprietary products. CESI Chemical differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service.

Gross profit increased 60.9% from $5.1 million in the first nine months of 2004 to $8.3 million for the same period in 2005. Gross profit as a percentage of revenues decreased from 41.6% in the first nine months of 2004 to 39.6% in 2005. The decrease in margin is attributable to an increase in cost of goods sold in our specialty chemical division without corresponding price increases to pass these costs onto the customer instituted later in the year. Price increases were implemented in June 2005 and will continue to be evaluated by management. In addition, cost of goods sold were approximately $0.4 million higher in the first nine months of 2005 as compared to 2004 due to materials procured for the two bulk handling projects managed by MTI.

Operating income increased $2.4 million, or 73.7%, during the first nine months of 2005 compared to 2004, primarily as a result of increased sales in the Chemical division, improved gross margins in the Chemical and Logistics business unit and reduction of operating costs as a percentage of revenue. The completion of the Mexico bulk handling plant also increased revenue and operating income for this segment during 2005. Expansion of our proprietary product line and customer base has driven the increase in sales and margin during 2005

Drilling Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$5,372,108	$650,164	$14,977,962	$2,607,263
Gross profit	$2,443,894	$416,357	$6,289,706	$1,320,724
Gross profit %	45.5%	64.0%	42.0%	50.7%

Operating income	$1,252,521	$93,510	$3,354,993	$382,031
Operating margin %	23.3%	14.4%	22.4%	14.7%

Drilling Products - Comparison of Three Months Ended September 30, 2005 and 2004

On February 14, 2005, we completed the purchase of Spidle, a privately held downhole tool company with rental, marketing and manufacturing operations throughout the Rocky Mountains, by acquiring all of the outstanding capital stock of Spidle for a total purchase price of $8.1 million. Spidle’s results of operations are included in the consolidated financial statements effective January 1, 2005. Spidle serves both the domestic and international downhole tool markets with a customer base extending into Canada, Mexico, South America, Europe, Asia and Africa. Spidle operates in the energy, mining, water well and industrial drilling sectors.

On August 19, 2005, the Company purchased the assets of privately held Harmon, a down-hole oilfield and mining tool company located in Midland, Texas, for approximately $4.9 million. Harmon serves both the oilfield and mining industries, and offers significant strategic manufacturing and sourcing capabilities to our drilling products division. The assets acquired included approximately $2.2 million of property, plant and equipment, $0.4 million in accounts receivable, $0.4 million in inventory and approximately $1.9 million in goodwill. Consideration paid consisted of approximately $3.9 million in cash, $0.6 million in the Company’s common stock and the assumption of $0.4 million of net liabilities. The Company financed the acquisition utilizing an equipment term loan of $1.3 million, an acquisition loan of $1.0 million, a real estate term loan of $0.2 million and $1.3 million of a revolving credit facility.

On August 31, 2005, the Company purchased the assets of privately held LOR, a drilling tool rental and inspection service provider located in South Texas, for approximately $4.9 million. LOR expands our drilling tools segment into the drill pipe inspection service industry and further expands the geographic footprint of our drilling tool rental operations. The assets acquired included approximately $1.4 million of equipment and approximately $3.5 million in goodwill and other intangible assets. Consideration paid consisted of approximately $3.7 million in cash and $1.2 million in the Company’s common stock. Cash proceeds from the Company’s equity issuance were utilized for the purchase (See Note 8).

Drilling Products revenues increased $4.7 million for the third quarter of 2005 compared to 2004. This increase primarily relates to the addition of the operating results of Spidle to our drilling products segment. Spidle contributed $4.1 million, and Harmon and LOR contributed $0.6 million, in revenue during the third quarter. Actual operating results were below management’s expectations for our most recent acquisitions, but are projected to meet budgeted levels for the fourth quarter of this year.

Gross profit increased $2.0 million in the third quarter of 2005 compared to 2004. Gross profit as a percentage of revenues decreased from 64.0% in the third quarter of 2004 to 45.5% in 2005. During the third quarter of 2004 margins were higher due to the sale of inventory that had previously been reserved. Excluding these sales, gross profit for the third quarter of 2004 was 55%, versus 46% for the third quarter of 2005. In addition, inventory acquired from Spidle which had an original cost basis of $1.6 million was recorded at $6.9 million in accordance with SFAS 141, which requires inventory to be recorded at fair value less reasonable selling expenses. Fair value was determined to be full sales price to our customers less approximately 9% for selling expenses. This increase in recorded value for inventory acquired at the time of the acquisition increased the weighted average cost of goods for this segment, reducing gross profit.

Operating income for the third quarter of 2005 was $1.3 million compared to $0.1 million in 2004, due to the expansion of the division and improved sales. We believe we will see improvements in operating income as a percentage of revenue as we capitalize on the geographic, customer and product synergies among the three companies acquired in 2005 and the other business units.

Drilling Products - Comparison of Nine Months Ended September 30, 2005 and 2004

Drilling Products revenues increased $12.4 million in the first nine months of 2005 compared to 2004. This increase relates primarily to the addition of the operating results of Spidle to our drilling products segment. Spidle contributed $12.3 million in revenue during the first nine months of 2005. Harmon and LOR, which were acquired in the third quarter of this year, contributed $0.6 million in revenue.

Gross profit increased $5.0 million in the first nine months of 2005 compared to 2004. Gross profit as a percentage of revenues decreased from 50.7% in the first nine months of 2004 to 42.0% in 2005. The decrease is attributable to a change in the base of operations with the addition of Spidle, Harmon and LOR. Our Turbeco operations have historically been focused on the manufacturing and marketing of drilling tools. The acquisitions made during 2005 expand drilling tool operations into the manufacturing and marketing of a much broader offering of drilling tools, drilling tool rentals, and pipe inspection services. In addition, inventory acquired from Spidle which had an original cost basis of $1.6 million was recorded at $6.9 million in accordance with SFAS 141, which requires inventory to be recorded at fair value less reasonable selling expenses. Fair value was determined to be full sales price to our customers less approximately 9% for selling expenses. This increase in recorded value for inventory acquired at the time of the acquisition increased the weighted average cost of goods for this segment, reducing gross profit.

Operating income increased $3.0 million during the first nine months of 2005 compared to 2004, primarily due to the expansion of the division. We believe we will continue to see improvements in operating income as a percentage of revenue as we capitalize on the geographic, customer and product synergies among the three acquisitions made this year and the other business units, as well as increased utilization of the inventory acquired with Spidle.

Production Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$204,817	$131,453	$907,647	$294,149
Gross profit	$102,184	$79,238	$482,874	$145,167
Gross profit %	49.9%	60.3%	53.2%	49.4%

Operating income (loss)	$(33,014)	$(92,397)	$32,768	$(330,139)
Operating margin %	(16.1)%	(70.3)%	3.6%	(112.2)%

Production Products - Comparison of Three Months Ended September 30, 2005 and 2004

Production Products revenues increased approximately $0.1 million in the third quarter of 2005 compared to 2004 primarily due to increased domestic sales. However, gross profit percentage decreased significantly from 60.3% during the third quarter of 2004 to 49.9% in 2005. We are focused on increasing total revenues in 2005 by expanding the customer and geographic base. During the third quarter of this year, we signed an exclusive marketing agreement with a major independent pump manufacturer to market our Petrovalve as a component within their valve system. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, the Middle East, Russia and Asia. Currently Petrovalve has representation in 18 countries.

Data provided by Petrovalve customers subsequent to valve installation indicated increases in productions by as much as 40% over prior performance of conventional valves. This improvement stems from the patented and unique design of the Petrovalve that allows greater volumes of hydrocarbons to be lifted per pump stroke. This provides the operator the option of slowing the pump stroke rate while maintaining consistent production levels, which reduces wear on all parts of the lifting mechanism, extending the life of the entire system. The “Gas Breaker” version of the Petrovalve has been proven successful in eliminating “gas locking”, which prior to the Gas Breaker installation completely stopped production and required workover of the well. The Petrovalve can effectively lift highly viscous oil in heavy oil or tar sand production zones.

Production Products - Comparison of Nine Months Ended September 30, 2005 and 2004

Production Products revenues increased $0.6 million in the first nine months of 2005 compared to 2004 due to sales to customers in Russia and Venezuela. Gross profit percentage also increased significantly from 49.4% during the first nine months of 2004 to 53.2% in 2005. We are focused on increasing total revenues in 2005 by expanding the customer and geographic base. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, the Middle East, Russia and Asia. Currently Petrovalve has representation in 18 countries.

Capital Resources and Liquidity

Capital resources and liquidity continued to improve during the first nine months of 2005. During the first nine months of 2005 we produced net income of $5.2 million and had positive cash flows from operations of $2.2 million after a reduction in working capital of $4.0 million. The improvement in cash flow is a direct result of significant improvements in operating results for our reporting units due to increased sales and operational efficiencies. Cash and cash equivalents increased $8.5 million. The September 30, 2005 balance is made up of $9.5 million of short term cash investments offset by outstanding checks in excess of bank balances of approximately $0.7 million.

Both accounts receivable and inventories increased due to increased sales levels during the first nine months of 2005. In addition, the acquisition of Spidle, Harmon and LOR contributed $2.8 million in receivables and $7.3 million in inventory as of September 30, 2005 as compared to December 31, 2004. Accounts payable decreased $0.5 million despite an increase in sales levels due to a continued effort to pay down long outstanding payables associated with professional fees and with discontinued operations, as well as faster payment to vendors to take advantage of sales discounts and increased credit from our suppliers.

Capital expenditures for the nine months ended September 30, 2005 totaled $1.4 million. Approximately $0.9 million has been spent to acquire drilling tool equipment and approximately $0.2 million has been spent to expand our research and laboratory facilities for our specialty chemicals group. In February 2005, we successfully obtained our new Senior Credit Facility with Wells Fargo. As part of the terms negotiated, we obtained approval for a capital expenditures budget of $2.0 million for 2005 which has allowed us to expand our operations. The August 2005 amendment to the Senior Credit Facility made no changes to the original terms of our capital expenditures budget.

In February 2005, we obtained the Senior Credit Facility with Wells Fargo which includes a revolving loan agreement, an equipment term loan and a real estate term loan. In August 2005, we amended the Senior Credit Facility to include an additional equipment term loan and real estate term loan. The amendment to the Senior Credit Facility also increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $6.0 million (prior to amendment: $5.0 million) or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The revolving loan agreement provides for borrowings that bear interest at prime rate plus 50 basis points. The terms are interest-only, maturing in February 2007. The original equipment term loan provides for borrowings of $7.0 million bearing interest at prime rate plus 50 basis points payable over 60 months. The additional equipment term loan provides for borrowings of $1.3 million with the same interest provision as the original equipment term loan. The original real estate term loan provides for borrowings up to $3.0 million bearing interest at prime rate. The loan is payable over 60 months, and amortized over 180 months. The additional real estate term loan provides for borrowings of $0.2 million bearing interest at prime rate with the same payment schedule as the original real estate term loan. Our bank borrowings are collateralized by substantially all of our assets.

As of September 30, 2005, we had borrowing availability under the amended Senior Credit Facility of approximately $5.3 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, use of treasury management services, use of proceeds, and compliance with terms of existing Facilities note. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of September 30, 2005, we were in compliance with all covenants.

In addition to funding our capital requirements from business operations and borrowings, we have issued shares of our common stock, which are described below:

•	In February 2005, we issued 129,271 shares of our common stock in conjunction with the acquisition of Spidle.
•	In the February 2002 acquisition of IBS 2000, we agreed to make an "earn-out payment" based on 25% of the division’s earnings before interest and taxes for the three years ending on March 31, 2005.
•	On August 2, 2005 the remaining balance on the earnout was settled in stock as required by the original agreement, and 34,080 shares of common stock were issued.
•	In the acquisition of Harmon on August 19, 2005, we issued 35,108 shares of common stock and assumed approximately $1.0 million in liabilities as partial consideration for that acquisition.

•
The Company completed a private offering of 1,300,000 shares of common stock on August 29, 2005 at a price of $16.30 per share to 18 accredited investors. Gross proceeds from the private offering were $21.2 million; estimated costs associated with the offering were $1.4 million.

•	In the acquisition of LOR on August 31, 2005, we issued 68,001 shares of common stock.
•	For the nine months ended September 30, 2005, 4,571 stock options have been exercised by an employee, with proceeds of $30,000 paid to the Company.

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

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. This is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25. As noted in our stock-based compensation accounting policy described above, we do not record compensation expense for stock-based compensation. Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant date at fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to additional paid-in capital. The standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently in the process of evaluating the impact of SFAS 123(R) on our financial statements, including different option-pricing models.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. SFAS No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" gives guidance on applying FASB Statement No. 109, "Accounting for Income Taxes”. SFAS No. 109-2, "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. We are in the process of reviewing the SFAS No. 109-1 and SFAS No. 109-2; however, at this time, we do not believe that the adoption of these standards will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report , and have concluded that, as of the date of this report, our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Since the date of this report, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the date of this report.

In anticipation of our compliance with the Sarbanes-Oxley Act of 2002 (the “Act”), we have increased our finance and accounting staff dedicated to the documentation and testing required under this Act.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

Item 2 .  Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2005 we issued shares of common stock in connection with the acquisitions of Harmon and LOR, and in a private placement. Each of these issuances of common stock was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. No underwriters were engaged in connection with any of these sales of securities. The sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a "sophisticated investor" with access to all relevant information necessary to evaluate the investment, who represented to us that the shares were being acquired for investment.

On August 19, 2005, we issued 35,108 shares of common stock to the former shareholders of Harmon, and on August 31, 2005, we issued 68,001 shares of common stock to the former partners of LOR, as partial consideration for our purchase of assets of those companies. On August 29, 2005, we issued 1,300,000 shares of common stock to 18 accredited investors at a price of $16.30 per share for gross proceeds of $21,190,000. Gross proceeds from the private offering were $21,190,000; estimated costs associated with the offering were $1,381,400. Proceeds from the sale were used for general corporate purposes, strategic acquisitions, and repayment of existing indebtedness. In connection with the sale, we covenanted with the private placement investors to file a registration statement with the SEC within 60 days of the completion of the private offering, covering resale of the shares by those investors. That registration statement on Form SB-2 was filed with the SEC on October 28, 2005.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

4.1
Subscription and Registration Rights Agreement dated August 29, 2005 (incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-129308 on Form SB-2 filed with the SEC on October 28, 2005.)

10.1
Asset Purchase Agreement dated August 4, 2005 among Flotek Industries, Inc. and Harmon Machine Works, Inc. (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-129308 on Form SB-2 filed with the SEC on October 28, 2005.)

10.2
Asset Purchase Agreement dated August 25, 2005 among Flotek Industries, Inc. and Precision LOR, Ltd. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-129308 on Form SB-2 filed with the SEC on October 28, 2005.)

10.3
First Amendment to Credit Agreement Between Flotek Industries, Inc. and Wells Fargo Bank, N.A. dated August 19, 2005 (incorporated by reference to Exhibit 10.10 to Registration Statement No. 333-129308 on Form SB-2 filed with the SEC on October 28, 2005.)

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By: /s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman and Chief Executive Officer

By: /s/ Lisa Bromiley Meier
Lisa Bromiley Meier
Chief Financial Officer
November 7, 2005

EXHIBIT INDEX
Exhibit No.	Description of Exhibit

4.1
Subscription and Registration Rights Agreement dated August 29, 2005 (incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-129308 on Form SB-2 filed with the SEC on October 28, 2005.)

10.1
Asset Purchase Agreement dated August 4, 2005 among Flotek Industries, Inc. and Harmon Machine Works, Inc. (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-129308 on Form SB-2 filed with the SEC on October 28, 2005.)

10.2
Asset Purchase Agreement dated August 25, 2005 among Flotek Industries, Inc. and Precision LOR, Ltd. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-129308 on Form SB-2 filed with the SEC on October 28, 2005.)

10.3
First Amendment to Credit Agreement Between Flotek Industries, Inc. and Wells Fargo Bank, N.A. dated August 19, 2005 (incorporated by reference to Exhibit 10.10 to Registration Statement No. 333-129308 on Form SB-2 filed with the SEC on October 28, 2005.)

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer