Form 10KSB
period 2005-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2006-03-31
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to ________

Commission file number 1-13270

FLOTEK INDUSTRIES, INC.
(Name of small business issuer in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Empire Central Drive, Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (713) 849-9911

Securities registered pursuant to Section 12(b) of the Exchange Act:
(none)
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Net revenues for the Company’s 2005 fiscal year were $52,869,036.

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $157,690,000 on March 30, 2006 based upon the closing sale price of common stock on such date of $25.08 per share on the American Stock Exchange. As of March 30, 2006, the Registrant had 8,430,839 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portion’s of the Registrant’s Proxy Statement for its 2005 annual meeting of shareholders have been incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXHIBITS

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

ii

PART I

Item 1. Description of Business.

Historical Development

Flotek was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we approved a change in our corporate domicile to the state of Delaware and a reverse stock split of 120 to 1. On October 31, 2001, we completed a reverse merger with CESI Chemical, Inc. (“CESI”). Since that date, we have entered into the following acquisitions that were outside the ordinary course of our business:

•	acquired IBS 2000, Inc. (“IBS 2000”), a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry, on February 19, 2002,
•	acquired manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens from Phoenix E&P Technology, LLC (“Phoenix”) on January 28, 2005,
•	acquired Spidle Sales and Services, Inc. (“Spidle”), a downhole tool company with rental, sales and manufacturing operations throughout the Rocky Mountains, on February 14, 2005,
•	acquired the assets of Harmon’s Machine Works, Inc. (“Harmon”), a downhole oilfield and mining tool company with manufacturing and sales operations located in Midland, Texas, on August 19, 2005; and
•	acquired the assets of Precision-LOR, Ltd. (“LOR”), a drilling tool rental and inspection service provider in south Texas, on August 31, 2005.

Description of Business

We are a global supplier of drilling and production products and services to the energy and mining industries. Our core focus is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools. We are headquartered in Houston, Texas. As of July 27, 2005 our common stock began trading on the American Stock Exchange under the stock ticker symbol “FTK”. Prior to this date our common stock was traded on the OTC Bulletin Board under the stock ticker symbol, “FLTK” or “FLTK.OB”. Our website is located at http://www.flotekind.com. Information contained in our website or links contained on our website are not part of this filing.

Our reportable segments are strategic business units that offer various products and services. Each business segment requires different technology and marketing strategies, and is managed independently.

•
The Chemicals and Logistics segment is made up of two business units. The CESI chemical business unit develops, manufactures and markets chemicals used by oilfield service companies in oil and gas drilling, cementing, stimulation and production. The Materials Translogistics business unit (“MTI”) manages automated bulk material handling, loading facilities and blending capabilities for oilfield service companies.

•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.
•	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

Chemicals and Logistics

The CESI chemical business offers a full spectrum of oilfield specialty chemicals used for drilling, cementing, stimulation, and production. We have laboratory facilities in Oklahoma and Colorado which design, develop and test new chemical formulations and enhance existing products, often in cooperation with our customers. The laboratory provides quality assurance to our manufacturing operations and expert technical support to our customers on existing product lines. The development of specialty chemicals with enhanced performance characteristics to withstand a wide range of downhole pressures, temperatures and other well-specific conditions is key to the success of this business unit.

The customer base for the CESI chemical business is primarily oil and gas pumping service companies, including both major and independent oilfield service companies. The segment manufactures, packages and warehouses its products in Oklahoma. We distinguish ourselves through the strength of our innovative and proprietary products, dedication to product quality and superior customer service. The division’s products provide measurable productivity increases and solutions to environmental problems.

Our Material Translogistics business designs, project manages and operates automated bulk material handling and loading facilities for oilfield service companies. The domestic customer base for this segment consists of one major independent oilfield service company which specializes in pressure pumping, cementing and stimulation services. We also contract with international customers to design and project manage the construction of bulk handling facilities. Our client’s bulk facilities handle oilfield products including sand and other materials for well fracturing operations, dry cement and additives for oil and gas well cementing, and supplies and materials used in oilfield operations which we blend to specification.

Drilling Products

The Drilling Products segment manufactures, markets and rents a variety of downhole drilling tools, and provides drilling tool inspection services.

Our Turbeco line of fixed rigid and integral joint centralizers is used in oil and gas well cementing programs to increase the effectiveness of such operations. The tool’s main purpose is assuring the pipe is properly centered in the well bore thereby obtaining an effective bond with the formation. We manufacture and market the Turbo-Flo high efficiency oilfield shale shaker screens purchased from Phoenix through our existing sales network.

We rent and sell a variety of downhole drilling tools used in the oilfield, mining, water-well and industrial drilling sectors domestically and in Central and South America. Products include drill bits, reamers, stabilizers, tubulars and drilling mud motors. In addition we provide drill pipe inspection services domestically.

Our customers in the Drilling Products segment are primarily oil and gas exploration and production companies, including major oil companies, which own producing oil and gas wells and are involved in the drilling and cementing of oil wells. Our active customer base is distributed among major oil companies and smaller independent operators. Marketing for our products is focused primarily in the Gulf of Mexico, Mid-Continent and Rocky Mountain regions of the United States.

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

The Petrovalve product line is comprised of rod pump manufacturers and pump maintenance and service shops using the industry standard API ball and seat product, as well as other proprietary valve products. Our customers in the Production Products segment are primarily major oil and gas exploration and production companies. The majority of the sales in this segment are international sales.

Product Demand and Marketing

The demand for our products and services is generally correlated to the level of oil and gas drilling activity, both in the United States and internationally. Drilling activity, in turn, is generally dependent on the price levels of oil and gas. Certain products, particularly the Petrovalve line and some of our specialty chemicals, are more closely related to the production of oil and gas, and demand is less dependent on drilling activity.

We market our products primarily through direct sales to our customers by company managers and sales employees. We have established customer relationships which provide for repeat sales. The majority of our marketing is currently conducted within the United States. However, we have been expanding our international sales efforts and we expect international sales to continue to increase. Internationally, we operate primarily through agents in Canada, Mexico, Central and South America, the Middle East, Asia and Russia.

Customers

The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies and state-owned national oil companies. Although we are not dependent on one or a few major customers, five customers accounted for 32% of consolidated revenues for the year ended December 31, 2005 and 47% of consolidated revenues for the year ended December 31, 2004. The majority of these sales was in the Chemicals and Logistics segment and collectively accounted for 49% of revenues in this segment for the year ended December 31, 2005 and 57% of revenues in this segment for the year ended December 31, 2004. One customer of the five accounted for 12% of consolidated revenues for the year ended December 31, 2005. The same customer accounted for 22% of revenues of our Chemicals and Logistics segment for the year ended December 31, 2005.

Research and Development

We are actively involved in developing proprietary products to expand our existing product lines and in developing new technologies. We incurred $555,261 and $300,074 in research and development expenses for the years ended December 31, 2005 and 2004, respectively.

Intellectual Property

We have followed a policy of seeking patent protection both within and outside the United States for products and methods that appear to have commercial significance and qualify for patent protection. The decision to seek patent protection considers whether such protection can be obtained on a cost-effective basis and is likely to be effective in protecting our commercial interests. We believe our patents and trademarks, together with our trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect our intellectual property and provide for the continued operation of our business. We maintain patents on our production valve design and casing centralizer design, and trade secrets on certain specialty chemicals.

Competition

Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in our three segments are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production. The regions in which we operate are highly competitive. The competitive environment has intensified as recent mergers among oil and gas companies have reduced the number of available customers. Many other oil and gas service companies are larger than we are and have greater resources than we have. These competitors are better able to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect our revenues and profitability. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may cause our business to suffer. We believe that competition for contracts will continue to be intense in the foreseeable future.

Raw Materials

The Chemical and Logistics segment’s operations purchase their principal raw material and chemical feed stocks on the open market.  Collection and transportation of these raw materials to the Company’s plants can be adversely affected by extreme weather conditions. Prices for the chemical feed stocks also vary in relation to the general business cycle and global demand.  The Drilling Products and Production Products segments purchase their principal raw material and steel on the open market.  Except for a few chemical additives, the raw materials are available in most cases from several suppliers at market prices.  We use multiple suppliers, both domestically and internationally, for our key raw materials.

Government Regulations

We are subject to federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries in which we do business. We strive to comply fully with these requirements and are not aware of any material instances of noncompliance. Many of the products within our specialty chemicals and logistics segment are considered hazardous or flammable. If a leak or spill occurs in connection with our operations, we could incur material costs, net of insurance, to remediate any resulting contamination.

Employees

As of December 31, 2005, we employed 157 full-time employees. None of our employees are covered by collective bargaining agreements.

Risk Factors

Risks Related to Our Business

We have had a history of losses. We incurred net losses in three of our last five years, including losses of approximately $7.4 million in 2003, $5.5 million in 2002 and $1.4 million in 2001. We had income of approximately $7.7 million in 2005 and $2.2 million in 2004. Our ability to operate profitably depends on increasing our sales, expanding our markets and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

We have experienced fluctuations in our revenues, which may continue in the future. Fluctuations in revenues are principally the result of the highly cyclical nature of the oil and natural gas exploration and drilling business and, to a lesser extent, geographic expansion of our sales and marketing. A decrease in oil and gas prices generally causes a decline in exploration and drilling activity resulting in decreased demand for our products that serve the drilling industry. Therefore, a decline in oil and natural gas prices will negatively impact our revenues and income. As a result of the cyclicality of our industry, our results of operations have been volatile, and we expect this volatility to continue.

Our historical results are not an indicator of our future operations. We have made numerous acquisitions during the past year. As a result of these transactions, our past performance is not indicative of future performance, and investors in the common stock should not base their expectations as to our future performance on our historical results.

We may have difficulty integrating acquired businesses. The integration of new businesses is complex and time consuming, can be a drain on management’s resources, and may disrupt our businesses. We may be adversely impacted by unknown liabilities of acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating common accounting information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. These difficulties may increase operating expenses and hinder our ability to achieve the synergies we expect from the combination of businesses, including reduced overhead through shared facilities, cross-marketing to customers and accessing a larger pool of customers through the provision of a larger range of services.

Our international operations are subject to special risks that can materially affect our sales and profits. Our international operations have increased business and credit risks inherent in doing business in countries with legal and political policies different from those in the United States. Those risks can include unsettled political conditions, war, civil unrest, boycotts, inflation and fluctuations in foreign currency exchange rates. Governmental reaction to the general legislative and regulatory environment, exchange controls, changes in global trade policies such as trade restrictions and embargos by the United States and other countries, and changes in international business, political and economic condition can negatively impact our international operations. In addition, future trends for pricing, margins, revenue and profitability remain difficult to predict in the industries we serve and under current economic and political conditions. Most of these risks are beyond our control.

The loss of key personnel would adversely affect our operations and future potential acquisitions. We are dependent upon the efforts and skills of our executives to manage our business, identify and consummate potential future acquisitions and obtain and retain our customers. In addition, our recent development and expansion will require additional experienced management and operations personnel. No assurance can be given that we will be able to identify and retain these employees. The loss of service of one or more of our key personnel could increase our exposure to the other risks described in this section. We do not maintain key man insurance on any of our personnel.

Risks Associated With Our Industry

We are subject to government regulations which can increase operating costs and affect our operations. We are subject to various federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have become more stringent in recent years and have generally sought to impose greater liability on a larger number of potentially responsible parties. Although we are not aware of any proposed material changes in any federal, state and local statutes, rules or regulations, any changes could materially affect our financial condition and results of operations.

Severe weather could have a material adverse impact on our business. Our business could be materially and adversely affected by severe weather. Hurricanes, tropical storms and other weather hazards may cause the curtailment of services, damages to our equipment and facilities, interruptions in the transportation of our products and materials in accordance with contract schedules and loss of productivity. Our business could be materially and adversely affected indirectly if our customers are unable to operate as a result of weather hazards, and curtail the purchase of our products and services.

Risks of economic downturn could reduce demand for our products. In the event of an economic downturn in the United States and/or globally there may be decreased demand and lower prices for oil and natural gas and therefore for our products and services. Our customers are generally involved in the energy industry, and if these customers experience a business decline, we could be subject to increased exposure to credit risk. If an economic downturn occurs, our results of operations may be adversely affected.

We are at risk for certain operating hazards. Our operations are subject to hazards present in the oil and natural gas industry which can cause personal injury and damage to property or the environment. Litigation arising from an accident at a location where our products or services are used or provided may cause us to be named as a defendant in lawsuits asserting potentially large claims. We have insurance coverage against operating hazards, which we believe is customary in the industry. This insurance has deductibles and contains certain coverage exclusions. Our insurance premiums can be increased or decreased based on the claims we make on our insurance policies. Results of operations could be adversely affected by unexpected claims not covered by insurance.

We are subject to substantial competition and the risk of technical obsolescence. The oilfield service industry is highly competitive, and we must compete with many companies possessing greater financial resources and better established market positions. These competitors may be better positioned to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect our revenues and profitability. The introduction of new products and technologies by competitors may adversely affect the demand for our products and services.

The failure to adequately protect our proprietary rights could adversely affect our ability to compete. We rely on a combination of patents, trademarks, non-disclosure agreements and other security measures in order to establish and protect our proprietary rights. Although we believe that those measures, together with our trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect our intellectual property and provide for the continued operation of our business, we are unable to provide assurance that the measures we have taken or may take in the future will prevent misappropriation of our proprietary information or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products.

Risks Related to the Common Stock

Substantial sales of our common stock by our shareholders could cause our stock price to decline. We are unable to predict the amount or timing of sales by our shareholders of our common stock, but sales of substantial amounts in the public market could lower the market price of our stock.

An active market may not exist for our common stock. Our common stock is quoted on the American Stock Exchange. While there is currently one specialist for our common stock, this specialist is not obligated to continue to make a market in our common stock. In the event our specialist does not continue to make a market in our common stock, the liquidity of our common stock could be adversely impacted and a stockholder could have difficulty obtaining accurate stock quotes. Trading volume for our common stock has historically been low. Despite the increase in the number of shares of common stock publicly held as a result of the private placement and the exercise of warrants, we cannot assure our shareholders that an active trading market for our common stock will develop or be sustained.

The price of our common stock has been volatile. The market price of our common stock could be subject to significant fluctuations. During the twelve months ending December 31, 2005, the closing price of our common stock has ranged from $4.00 to $22.00 per share. Our shareholders may not be able to resell their shares at or above the price paid to acquire our common stock. The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Among the factors that could affect our stock price but may be unrelated to our operating and financial performance are speculation in the press or investment community, sales of our common stock, fluctuations in oil and gas prices, general market conditions and domestic and international economic, legal and regulatory factors unrelated to our performance.

Future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price. We may in the future issue previously authorized and unissued securities, resulting in the dilution of the ownership interests of its current stockholders and purchasers of common stock offered thereby. We are currently authorized to issue 20,000,000 shares of common stock (of which 8,317,265 are issued at December 31, 2005) with such rights as determined by our board of directors. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We may issue shares of preferred stock with greater rights than our common stock. Subject to the rules of the American Stock Exchange, our articles of incorporation authorize our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100,000 preferred shares authorized but none issued. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

We have not paid dividends on our common stock and do not expect to do so in the foreseeable future. We have no present intention to pay cash dividends on our common stock in the foreseeable future, and some of our credit agreements contain provisions that limit the payment of dividends. Therefore an investor in our common stock should not expect to obtain any economic benefit from owning our common stock prior to a sale of those shares, if then.

Our governing documents limit director liability thereby making it difficult to bring any action against them for breach of fiduciary duty. As permitted by Delaware law, our Certificate of Incorporation and Bylaws limit the liability of directors to the Company or its stockholders for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of those provisions and Delaware law, stockholders’ rights to recover against directors for breach of fiduciary duty will be limited.

Item 2. Description of Property.

The following table sets forth certain information with respect to our principal properties:

Location	Square Feet	Own/ Lease	Use of Property
Midland, Texas	16,750	Owned	Manufacturing, Warehouse and Administrative Offices Downhole Equipment

Marlow, Oklahoma	15,500	Owned	Manufacturing Specialty Chemicals

Robstown, Texas	14,000	Owned	Warehouse for Downhole Equipment

Mason, Texas	12,000	Owned	Manufacturing Downhole Equipment

Vernal, Utah	12,000	Owned	Warehouse and Administrative Offices

Evanston, Wyoming	11,500	Owned	Manufacturing, Warehouse and Administrative Offices

Houston, Texas	9,000	Leased	Corporate Office and Warehouse

Lafayette, Louisiana	5,000	Leased	Warehouse for Downhole Equipment

Houston, Texas	5,000	Leased	Warehouse for Downhole Equipment

Raceland, Louisiana	4,000	Owned	Transload for Oilfield Services Material

Denver, Colorado	1,200	Leased	Specialty Chemicals Sales Office

Raceland, Louisiana	700	Leased	Administrative Offices

We consider our facilities to be in good condition and suitable for the conduct of our business.

Item 3. Legal Proceedings.

We are involved, on occasion, in routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth quarter of 2005.

PART II

Item 5. Market for Common Equity,Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

As of July 27, 2005 our common stock began trading to the American Stock Exchange (“AMEX”) under the stock ticker symbol “FTK”. Prior to this date our common stock was traded on the OTC Bulletin Board under the ticker symbols, “FLTK” or “FLTK.OB”. The following table sets forth, on a per share basis for the periods indicated, our high and low closing sales prices reported by the AMEX, as provided by Yahoo Finance, and the high and low bid information on the OTC Bulletin Board. The OTC Bulletin Board quotations were provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up or commission and may not represent actual transactions.

Fiscal 2005	High	Low
4th Quarter	$22.00	$17.95
3rd Quarter	$20.45	$9.40
2nd Quarter	$9.60	$7.45
1st Quarter	$9.25	$4.00

Fiscal 2004	High	Low
4th Quarter	$5.00	$2.20
3rd Quarter	$2.00	$1.01
2nd Quarter	$1.50	$0.85
1st Quarter	$1.75	$0.75

As of March 30, 2006, our closing stock price, as quoted on the AMEX, was $25.08. As of March 30, 2006, there were 8,430,839 common shares outstanding held by approximately 130 holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding our equity securities that are authorized for issuance under individual stock option compensation agreements:

Equity Compensation Agreement Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation agreements (excluding securities reflected in column (a)) (c)
Equity plans approved by security holders	1,061,732	$4.15	428,572
Equity plans not approved by security holders	61,704	$3.82	—
Total	1,123,436	$4.13	—

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with “Item 7. Financial Statements” contained herein.

We provide a broad range of products and services worldwide, for use in the exploration and production of crude oil and natural gas. We compete in the specialty chemicals, bulk handling and logistics, downhole drilling tool and downhole production tool oilfield products and services.

We were incorporated in 1985 and currently trade on the American Stock Exchange. Our headquarters are in Houston, Texas, and we have manufacturing operations in Texas, Oklahoma, Louisiana, Utah and Wyoming. We market our products domestically and internationally in over 20 countries.

Our product lines are divided into three segments within the oilfield service industry:

•	The Chemicals and Logistics segment is made up of two business units:
▪
The CESI chemical business unit develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well cementing, stimulation, drilling and production. Our applied research laboratories support the specific drilling and production needs of our customers.

▪	The Materials Translogistics business unit designs and manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.
•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.
•	The Production Products segment manufactures and markets our Petrovalve line of downhole pump components.

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

Restricted Cash

As of December 31, 2004, we had $37,038 of restricted cash which served as collateral for a standby letter of credit that provided financial assurance that we would fulfill our obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

Inventories

Inventories consist of raw materials, finished goods and work-in-process. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the weighted average cost method. The Company maintains a reserve for slow-moving and obsolete inventories, which is reviewed for adequacy on a periodic basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation or amortization is provided at rates considered sufficient to amortize the cost of the assets using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	3-24 years
Machinery, equipment and rental tools	3-7 years
Furniture and fixtures	3-7 years
Transportation equipment	3-5 years
Computer equipment	3-5 years

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

Revenue Recognition

Revenue for product sales is recognized when all of the following criteria have been met: (i) evidence of an agreement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) the collectibility is reasonably assured. Accounts receivable are recorded at that time net of any discounts. Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of the accounts receivable. Accounts receivable deemed ultimately uncollectible are applied against the allowance for doubtful accounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete. Our Material Translogistics business unit ("MTI") recognizes revenues of its design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenues earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. MTI blending and transload revenue is recognized as services are performed for the customer.

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

Earnings Per Share

Basic earnings per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Dilutive earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding and dilutive effect of stock options.

Use of Estimates

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 154, “Accounting Changes and Error Corrections”. The Company’s effective date for the pronouncement begins December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The Company has adopted SFAS No. 154 as of December 31, 2005.

In December 2004, the FASB issued Statement No. 123R,“Share Based Payment”. This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. SFAS 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements.

We adopted SFAS 123R effective as of January 1, 2006. We are following the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. We do not expect that the adoption of SFAS 123R will have a material financial impact on our consolidated financial position, results of operations or cash flows, unless a significant number of new options are granted.

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors (“Board”) approved the acceleration of the vesting of all previously unvested stock options granted under our 2003 and 2005 Long Term Incentive Plans (the "Plans"). The vesting acceleration represents options exercisable for a total of 313,140 shares of our common stock, including a total of 175,875 shares of common stock underlying options held by our executive officers. The options have exercise prices ranging from $4.25 to $9.40 per share. The closing price of our common stock on December 22, 2005 was $18.80. The acceleration of the vesting schedule of the options was effected pursuant to Section 4(c)(x) of the Plans, which authorizes the Board, in its sole discretion, to substitute an accelerated vesting schedule for options granted under the Plans. In most instances, stock options granted under the Plans vested over a four-year period.

The Board imposed selling restrictions on shares received through the exercise of accelerated options. These restrictions prohibit the sale of shares purchased under accelerated options until the date on which the options would otherwise have vested under the original option grants or six months after the date on which the options would otherwise have vested under the original option grants if the employee is no longer employed by the Company.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of  2004" provides guidance on the Act's repatriation provision. We have adopted the procedures according to FAS 109-1 and FAS 109-2. The adoption of FAS 109-1 or FAS 109-2 did not have a material impact on our consolidated financial position, results of operations or cash flows for the year ended December 31, 2005.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”, in Determining Whether to Report Discontinued Operations (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004.

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

Results of Operations

	For the Years Ended December 31,
	2005	2004
Revenues	$52,869,036	$21,881,289
Cost of revenues	30,946,376	12,529,631
Gross profit	21,922,660	9,351,658
Gross profit %	41.5%	42.7%
Expenses:
Selling, general and administrative	9,485,511	5,349,594
Depreciation and amortization	1,768,268	689,901
Research and development	555,261	300,074
Total expenses	11,809,040	6,339,569
Income from operations	10,113,620	3,012,089
Income from operations %	19.1%	13.8%
Other income (expense):
Interest expense	(827,085)	(691,568)
Other, net	86,020	46,264
Total other income (expense)	(741,065)	(645,304)

Income before income taxes	9,372,555	2,366,785
Provision for income taxes	(1,652,403)	(213,096)
Net income	$7,720,152	$2,153,689

Revenues increased by $31.0 million or 141.6% for the year ending December 31, 2005 versus 2004. As discussed in the segment analysis that follows, this increase in revenues was due to the expansion of our Drilling Tools segment by acquisition and continued strong performance by our Chemicals and Logistics segment. We expanded our sales both domestically and internationally, with international sales making up approximately 15.9% of total sales.

Gross profit increased by $12.6 million or 134.5% for the year ending December 31, 2005 versus 2004. Gross profit as a percentage of revenues decreased from 42.7% for the year ending December 31, 2004 to 41.5% in 2005. The gross profit is best analyzed on a segment by segment basis, discussed below, as gross profit varies between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative costs increased to $9.5 million for the year ending December 31, 2005 from $5.3 million for the year ending December 31, 2004, however decreased as a percentage of revenue. Measured as a percentage of revenue, selling, general and administrative costs dropped from 24.5% for the year ending December 31, 2004 to 17.9% in 2005. Significant emphasis continues to be placed on growing sales while controlling selling, general, and administrative costs across the organization. General and administrative corporate expenses increased to $2.7 million in 2005 from $1.6 million in 2004. As a percentage of revenues, these costs decreased from 7.2% in 2004 to 5.2% in 2005. The absolute increase is due to continued expansion of the Company and the corporate personnel required to support a growing public company. In 2005, the Company incurred expenses and costs associated with the private placement, proxy statement, and Form SB-2 registration statement, and expenses related to the listing on the American Stock Exchange.

Depreciation and amortization increased $1.1 million or 156.3% for the year ending December 31, 2005 compared to the same period in 2004 as a result of higher levels of property, plant and equipment associated with the drilling tool acquisitions and the expansion of our chemical laboratory and production facilities. In addition, we incurred increased intangible asset amortization associated with acquisition costs and non-compete agreements. During the first nine months of 2005 we depreciated our rentals tools using the straight line method with an estimated useful life of three years. Based on review of industry practices and tax guidelines we modified the estimated useful life of rental tools from three years to seven years effective October 1, 2005. The change in estimated useful life was made prospectively.

Interest expense increased from $0.7 million in 2004 to $0.8 million in 2005. The increase was a result of an increase in our overall debt level associated with the acquisition of Spidle, offset by lower interest rates on the senior credit facility obtained in February 2005. Flotek’s senior borrowing rates were reduced approximately 300 basis points as a result of the new financing. The majority of our indebtedness carries a variable interest rate tied to the prime rate.

Research and development costs increased due to expansion of our applied research department. We continued to expand our research staff and currently employ twelve degreed chemists, four of whom have PhD’s. Over the years, we have made a number of technological advances, including the development of an environmentally benign line of specialty chemicals. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. Research and development expenditures are charged to expense as incurred. We intend to continue committing financial resources and effort to the development and acquisition of new products and services.

Based on our profitability, a $1.7 million provision for income taxes was recorded for the year ending December 31, 2005. The provision was made for estimated federal and state income tax, assuming a portion of our net operating losses will be used to partially offset federal income taxes. The effective income tax rate differs from the statutory rate primarily as a result of anticipated utilization of our net operating loss carryforwards, as well as, a reduction in the valuation allowance against certain deferred tax assets that we now believe are more than likely than not to be utilized in the future. As of December 31, 2005, we had estimated net operating loss carryforwards which may be available to offset future taxable income of approximately $6.3 million, expiring in 2017 through 2025.

Results by Segment

Chemicals and Logistics

	For the Years Ending December 31,
	2005	2004
Revenues	$29,637,932	$17,982,880
Gross profit	$11,779,960	$7,466,881
Gross profit %	39.7%	41.5%

Operating income	$8,187,637	$4,731,486
Operating margin %	27.6%	26.3%

Chemicals and Logistics revenues increased $11.7 million or 64.8%, for the year ending December 31, 2005 compared to 2004. The increase is due to an increase in the volume of specialty chemicals sales coupled with price increases that were put into effect in 2005. MTI partially offset an approximate 25% decrease in throughput at our Louisiana based bulk handling facility during 2005 as compared to 2004, by increasing revenue associated with the design and construction oversight of bulk handling facilities in Mexico and Texas during the year ending December 31, of 2005. CESI's focus on applied research has resulted in the penetration of new markets, continued expansion of our customer base, product portfolio and increased margins. CESI differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service.

Fiscal 2005 compared to 2004, international sales grew by 131.3%, outpacing domestic growth. Sales into Mexico, Canada and Russia have been the main drivers for growth in international sales. Domestic sales have continued to grow in our established core markets, the Mid-Continent and Permian Basin, but have increased dramatically in the Rocky Mountains and East Texas. We continue to focus on expanding our international sales and expanding the footprint of our domestic sales coverage to increase overall sales and diversify sales concentration risk. Growth of international sales has outpaced our domestic growth, and made up 17.5% of total sales for the year ending December 31, 2005 as compared to 12.5% of total sales for the same period in 2004.

Sales of our proprietary specialty chemicals continued to grow at a strong pace. The sales of our environmentally friendly “green” chemicals increased $4.2 million, or 105.0%, from $4.0 million for the year ending December 31, 2004 compared to $8.2 million for the year ending December 31, 2005. In 2005, our biodegradable specialty chemical additive received approval for use in the North Sea and passed Canadian biotox protocols, further expanding our geographic market penetration. With this approval we began preparations to open our first international operation in Holland to service the European and African markets in 2006. A product that was developed in 2005 and will be marketing in 2006 is an environmentally friendly acid iron control system used to prevent the oxidation and deposition of iron in the formation.

Gross profit increased $4.3 million or 57.8% for the year ending December 31, 2005 compared to 2004. Gross profit as a percentage of revenues decreased from 41.5% for the year ending December 31, 2004 to 39.7% in 2005. The decrease in margin is attributable to an increase in cost of goods sold in our specialty chemical division without concurrently timed equivalent price increases to pass these costs on to our customers. Price increases were implemented in June 2005 and will continue to be evaluated by management throughout 2006.

Operating income increased $3.5 million, or 73.0%, during 2005 compared to 2004, primarily as a result of increased sales in the Chemical division and reduction of operating costs as a percentage of revenue. The completion of the Mexico and Texas bulk handling plants also increased revenue and operating income for this segment during 2005. Expansion of our proprietary product line and customer base has driven the increase in sales and operating income during 2005.

Drilling Products

	For the Years Ending December 31,
	2005	2004
Revenues	$21,875,405	$3,315,520
Gross profit	$9,413,447	$1,592,923
Gross profit %	43.0%	48.0%

Operating income	$4,663,370	$358,649
Operating margin %	21.3%	10.8%

Drilling Products revenues increased $18.6 million for the year ending December 31, 2005 compared to 2004. This increase relates primarily to the expansion of our segment with the acquisition of Spidle, Harmon and LOR. Spidle contributed $17.0 million in revenue during 2005. Harmon and LOR, which were acquired in the third quarter of 2005, contributed $1.9 million in revenue.

Gross profit increased $7.8 million for the year ending December 31, 2005 compared to 2004. Gross profit as a percentage of revenues decreased from 48.0% in 2004 to 43.0% in 2005. The decrease is attributable to a change in the base of operations with the addition of Spidle, Harmon and LOR. Our Turbeco operations have historically been focused on the manufacturing and marketing of drilling tools. The acquisitions made during 2005 expand drilling tool operations into the manufacturing and marketing of a much broader offering of drilling tools, drilling tool rentals, mud motor rentals and pipe inspection services.

Operating income increased $4.3 million during 2005 compared to 2004, primarily due to the expansion of the division. We believe we will continue to see improvements in operating income as a percentage of revenue as we capitalize on the geographic, customer and product synergies among the three acquisitions made this year and the other business units, as well as increased utilization of the inventory acquired with Spidle.

Production Products

	For the Years Ending December 31,
	2005	2004
Revenues	$1,355,699	$582,889
Gross profit	$464,390	$291,035
Gross profit %	34.3%	49.9%

Operating income	$180,347	$(355,656)
Operating margin %	13.3%	(61.0)%

Production Products revenues increased $0.8 million in 2005 compared to 2004 due to sales to customers in Russia, Oman and Venezuela. Gross profit also increased 59.6% in 2005 compared to 2004.  The Production Products segment generated $0.2 million in income from operations in 2005 as compared to a loss from operations of $0.4 million in 2004. The turnaround in this group is a result of increased international sales into Central and South America, Russia and the Middle East.

We are focused on increasing total revenues in 2006 by partnering with pump manufacturers and expanding the segment by broadening our artificial lift products and services. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, the Middle East, Russia and Asia. Currently Petrovalve has representation in 18 countries.

Capital Resources and Liquidity

Capital resources and liquidity continued to improve during 2005. During the year ending December 31, 2005 we produced net income of $7.7 million and had positive cash flows from operations of $2.1 million after a net increase in working capital of $6.1 million. The improvement in cash flow is a direct result of significant improvements in operating results for our reporting units due to increased sales and operational efficiencies. Cash and cash equivalents increased $7.1 million.

Both accounts receivable and inventories increased due to increased sales levels during 2005. The addition of Spidle, Harmon and LOR made up approximately $4.5 million of the $7.0 million increase in receivables, and $7.8 million of the $8.2 million increase in inventory as of December 31, 2005 as compared to December 31, 2004. Accounts payable increased $1.2 million as a result of increased sales levels, partially offset by the pay down of payables associated with professional fees and with discontinued operations, as well as faster payment to vendors to take advantage of sales discounts and increased credit from our suppliers. Accrued expenses increased $1.7 million primarily driven by an increase in accrued taxes payable based on our improved profitability.

Capital expenditures for the year ended December 31, 2005 totaled approximately $2.4 million. During 2005 we purchased approximately $1.0 million of drilling tools and equipment and approximately $0.5 million has been spent to expand our research and laboratory facilities and our manufacturing plant for our specialty chemicals group. In addition, we purchased a building in South Texas for approximately $0.3 million for our drilling tool division.

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

As of December 31, 2005, we had borrowing availability under the amended Senior Credit Facility of approximately $6.0 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, use of treasury management services, use of proceeds, and compliance with terms of existing to Oklahoma Facilities, LLC note. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of December 31, 2005, we were in compliance with all covenants.

In addition to funding our capital requirements from business operations and borrowings, we have issued shares of our common stock, which are described below:

•	In February 2005, we issued 129,271 shares of our common stock in conjunction with the acquisition of Spidle.
•
In the February 2002 acquisition of IBS 2000, we agreed to make an "earn-out payment" based on 25% of the division’s earnings before interest and taxes for the three years ending on March 31, 2005. On August 2, 2005 the remaining balance on the earn-out was settled in stock as required by the original agreement, and 34,080 shares of common stock were issued.

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

•	In the acquisition of LOR on August 31, 2005, we issued 68,001 shares of common stock.
•	For the year ended December 31, 2005, 80,801 stock options have been exercised by officers, directors and employees with proceeds of approximately $143,000 paid to the Company.

Item 7. Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flotek Industries, Inc. and Subsidiaries

We have audited the accompanying Consolidated Balance Sheets of Flotek Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
March 29, 2006

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	For the Year Ended December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$7,376,858	$284,801
Restricted cash	—	37,038
Accounts receivable, net of allowance for doubtful accounts of $67,438 and $20,000 at December 31, 2005 and 2004, respectively	10,407,086	3,372,236
Inventories, net	10,657,560	2,447,390
Other current assets	233,879	39,721
Total current assets	28,675,383	6,181,186

Property, plant and equipment, net	9,961,353	2,116,796
Goodwill	12,388,318	7,465,725
Intangible and other assets, net	1,132,470	193,380
	$52,157,524	$15,957,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,804,899	$2,641,577
Accrued liabilities	3,296,282	1,617,762
Current portion of long-term debt	2,016,410	1,136,467
Amounts due to related parties	—	466,401
Current portion of deferred tax liability	318,947	—
Total current liabilities	9,436,538	5,862,207

Long-term debt, less current portion	7,276,570	5,271,987
Deferred tax liability, less current portion	239,553	—
Total liabilities	16,952,661	11,134,194

Stockholders’ equity:
Common stock, $.0001 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2005 - 8,317,265 and December 31, 2004 6,670,004	832	667
Additional paid-in capital	39,743,794	17,082,141
Accumulated deficit	(4,539,763)	(12,259,915)
Total stockholders’ equity	35,204,863	4,822,893
	$52,157,524	$15,957,087

See notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004
Revenues	$52,869,036	$21,881,289

Cost of revenues	30,946,376	12,529,631
Gross profit	21,922,660	9,351,658

Expenses:
Selling, general and administrative	9,485,511	5,349,594
Depreciation and amortization	1,768,268	689,901
Research and development	555,261	300,074
Total expenses	11,809,040	6,339,569
Income from operations	10,113,620	3,012,089

Other income (expense):
Interest expense	(827,085)	(691,568)
Other, net	86,020	46,264
Total other income (expense)	(741,065)	(645,304)

Income before income taxes	9,372,555	2,366,785
Provision for income taxes	(1,652,403)	(213,096)
Net income	$7,720,152	$2,153,689

Basic and diluted earnings per common share:
Basic earnings per common share	$1.06	$0.32
Diluted earnings per common share	$0.94	$0.31

Weighted average common shares used in computing basic earnings per common share	7,303,204	6,659,395
Incremental common shares from stock options and warrants	952,089	353,742
Weighted average common shares used in computing diluted earnings per common share	8,255,293	7,013,137

See notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance January 1, 2004	6,521,670	$652	$16,973,056	$(14,413,604)	$2,560,104
Common stock issued	133,334	13	99,987	—	100,000
Stock options exercised	15,000	2	9,098	—	9,100
Net income	—		—	2,153,689	2,153,689
Balance December 31, 2004	6,670,004	667	17,082,141	(12,259,915)	4,822,893
Common stock issued	1,566,460	157	22,518,649	—	22,518,806
Stock options exercised	80,801	8	143,004	—	143,012
Net income	—		—	7,720,152	7,720,152
Balance December 31, 2005	8,317,265	$832	$39,743,794	$(4,539,763)	$35,204,863

See notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,720,152	$2,153,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,768,268	689,901
Loss on sale of equipment	1,184	—
Deferred tax liability	(1,230,653)	—
Change in assets and liabilities:
Restricted cash	37,038	(37,038)
Accounts receivable	(4,140,092)	(1,394,310)
Inventories	(2,946,252)	(542,320)
Deposits and other	(186,279)	73,605
Accounts payable	(231,003)	(320,228)
Accrued liabilities	1,334,611	994,756
Net cash provided by operating activities	2,126,974	1,618,055

Cash flows from investing activities:
Proceeds from sale of equipment	7,600	—
Acquisition earn-out payment	(153,831)	(320,012)
Acquisitions, net of cash acquired	(7,498,724)	—
Other assets	(248,116)	(58,666)
Capital expenditures	(2,396,785)	(113,108)
Net cash used in investing activities	(10,289,856)	(491,786)

Cash flows from financing activities:
Issuance of stock	20,211,815	109,100
Proceeds from borrowings	17,556,948	302,019
Repayments of indebtedness	(21,776,841)	(1,137,837)
Payments to related parties	(736,983)	(114,750)
Net cash provided by (used in) financing activities	15,254,939	(841,468)

Net increase in cash and cash equivalents	7,092,057	284,801
Cash and cash equivalents at beginning of period	284,801	—
Cash and cash equivalents at end of period	$7,376,858	$284,801

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired	$17,457,397	$—
Less cash acquired	(133,673)	—
Less debt issued	(7,375,000)	—
Less equity issued	(2,450,000)	—
Acquisition, net of cash acquired	$7,498,724	$—
Supplemental disclosure of cash flow information:
Interest paid	$809,638	$687,405
Income taxes paid	$1,993,957	$74,956

See notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Basis of Presentation

Flotek Industries, Inc. and subsidiaries was incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we changed our corporate domicile to the state of Delaware. We are engaged in the manufacturing and marketing of innovative specialty chemicals and downhole drilling and production equipment, and in the management of automated bulk material handling, loading and blending facilities. Flotek serves major and independent companies in the domestic and international oilfield service and mining industries. The Company’s headquarters are located in Houston, Texas, and we have operations in Texas, Oklahoma, Louisiana, Utah and Wyoming. We market our products domestically and internationally in over 20 countries.

The consolidated financial statements consist of Flotek Industries, Inc. and its wholly-owned subsidiaries, collectively referred to herein as the “Company” or “Flotek”. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Consolidation Policy Specifically Described: The accompanying consolidated financial statements include the accounts of the Company and its fully-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions, and profits. The Company does not have any investment in unconsolidated subsidiaries or non-marketable investments.

Cash and Cash Equivalent: Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Restricted Cash: Restricted cash serves as collateral for a standby letter of credit that provides financial assurance that the Company will fulfill its obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

Allowance for Doubtful Accounts: The Company performs credit evaluations of our customer’s current credit worthiness, as determined by our review of their available credit information. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers’ operating performance and cash flows, which could impact our ability to collect on these obligations. Additionally, some of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these receivables.

Inventories: Inventories consist of raw materials, work-in-process and finished goods. Finished goods inventories include raw materials, direct labor and production overhead. The Company determines the value of acquired work-in-process inventories by estimating the selling prices of finished goods or replacement cost less the sum of (a) cost to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the completing and selling effort of the Company based on profit for similar finished goods. Inventories are carried at the lower of cost or market using the weighted average cost method. The Company maintains a reserve for slow-moving and obsolete inventories, which is reviewed for adequacy on a periodic basis.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The Company determines value of acquired property, plant and equipment on the lower of (a) replacement cost or (b) appraised value. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation is provided at rates considered sufficient to depreciate the cost of the assets using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	3-24 years
Machinery, equipment and rental tools	3-7 years
Furniture and fixtures	3-7 years
Transportation equipment	3-5 years
Computer equipment	3-5 years

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets: Goodwill represents the excess of the aggregate price paid by us in acquisitions over the fair market value of the tangible and identifiable intangible net assets acquired. Separable intangible assets that are not deemed to have indefinite lives will be amortized over their useful lives. The Company’s other intangibles consists of patents, non-compete agreements and deferred financing costs.

Financial Instruments: The Company considers the fair value of all financial instruments (primarily accounts receivable and long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management's estimate of the collectibility of net accounts receivable and due to our ability to borrow funds under terms and conditions similar to those of our existing debt and because the majority of our debt carries a floating rate.

The Company has no off-balance sheet debt or other off-balance sheet financing arrangements. The Company has not entered into derivatives or other financial instruments.

Revenue Recognition: Revenue for product sales is recognized when all of the following criteria have been met: (i) evidence of an agreement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility is reasonably assured. Accounts receivable are recorded at that time, net of any discounts. Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of the accounts receivable. Accounts receivable deemed ultimately uncollectible are applied against the allowance for doubtful accounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.

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

The Company is generally not contractually obligated to accept returns, except for defective products. If a product is determined to be defective, the Company will replace the product or issue a credit memo. Based on historical return rates, no provision is made for returns at the time of sale. All costs associated with product returns are expensed as incurred.

Foreign Currency: The Company has sales that are denominated in currencies other than the United States dollar. Foreign currency transaction gains or losses are included in the Company’s results of operations. The Company has not entered into any forward foreign exchange contracts to hedge the potential impact of currency fluctuations on our foreign currency denominated sales.

Research and Development Costs: Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes: Income taxes are computed under the liability method. The Company provides deferred income tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts and the respective tax basis of assets and liabilities. These deferred assets and liabilities are based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts which are more likely than not to be realized.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share: Basic earnings per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Dilutive earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding and dilutive effect of stock options and warrants.

Stock-Based Compensation: The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation expense has been recognized for stock options with fixed exercise prices equal to the market price of the stock on the dates of grant. The Company provides supplemental disclosure of the effect on net income (loss) and earnings (loss) per share as if the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” had been applied in measuring compensation expense.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

Reclassifications: Certain amounts for fiscal 2004 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. The Company’s effective date for the pronouncement begins December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The Company has adopted SFAS No. 154 as of January 1, 2006.

In December 2004, the FASB issued Statement No. 123R,“Share Based Payment”. This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. SFAS 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements.

The Company adopted SFAS 123R effective as of January 1, 2006. The Company is following the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. The Company does not expect that the adoption of SFAS 123R will have a material financial impact on the consolidated financial position, results of operations or cash flows, unless a significant number of new options are granted.

In March of 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models—SAB 107 reinforces the flexibility allowed by SFAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility—SAB 107 provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term—the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123R.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. SFAS No. 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, gives guidance on applying FASB Statement No. 109, "Accounting for Income Taxes”. SFAS No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. We have adopted the procedures according to FAS 109-1 and FAS 109-2. The adoption of FAS 109-1 or FAS 109-2 did not have a material impact on our consolidated financial position, results of operations or cash flows for the year ended December 31, 2005.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”, in Determining Whether to Report Discontinued Operations. Evaluation of whether operations and cash flows have been eliminated depends on whether (i) continuing operations and cash flows are expected to be generated, and (ii) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held-for-sale in fiscal periods beginning after December 15, 2004.

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

Note 3 - Acquisitions

The Company purchased from Phoenix E&P Technology, LLC ("Phoenix"), its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens and assumed accrued liabilities on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. No royalty fees were generated during 2005.

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

The purchase price of the Spidle acquisition was allocated to the assets acquired and liabilities assumed based on estimated fair values, following the completion of an independent appraisal and other evaluations. In the twelve months following the acquisition date, we obtained third party inventory replacement cost data, which management believes to be a more accurate estimate of fair value. The acquired assets and assumed liabilities were remeasured as of the acquisition date and depreciation and amortization has been adjusted as if the fair values had been known at the acquisition date. This remeasurement resulted in a reduction in the fair value of the inventory acquired of $2.0 million, an increase in the fair value of property, plant and equipment of $1.8 million, and an increase in the fair value of long-term intangible assets of $0.2 million. The remeasurement resulted in approximately $0.5 million additional depreciation and amortization expense during 2005.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 141, “Accounting for Business Combinations,” the excess of the net fair value of the assets acquired over the purchase price was allocated proportionately to reduce the values assigned to non-current assets in determining their fair values. In applying Statement No. 141 to the transaction, the net value of property, plant and equipment was reduced by $14.1 million. A deferred tax liability of $1.8 million was recorded as a result of the fair value of the assets for book purposes being higher than the tax basis, which is carried at original cost. The total purchase price consisted of $6.1 million in cash, a $1.3 million seller note payable over three years, and 129,271 shares of the Company’s common stock.

	Fair Value Investment	Application of FAS 141	Recorded Investment
Cash	$133,673	$—	$133,673
Receivables	2,495,877	—	2,495,877
Inventories	4,871,062	—	4,871,062
Deferred tax asset	74,000	(74,000)	—
Property, plant and equipment	17,484,818	(14,131,436)	3,353,382
Intangible assets	1,078,000	(871,252)	206,748
Accounts payable	(927,436)	—	(927,436)
Accrued liabilities	(112,828)	—	(112,828)
Federal income taxes payable	(156,212)	—	(156,212)
Deferred tax liability	—	(1,789,266)	(1,789,266)
Less: Total purchase price	8,075,000	—	8,075,000
Excess of investment over purchase price	$16,865,954	$(16,865,954)	$—

On August 19, 2005, the Company purchased the assets of privately held Harmon’s Machine Works, Inc. (“Harmon”) a downhole oilfield and mining tool company located in Midland, Texas, for approximately $4.9 million. The assets acquired included approximately $2.2 million of property, plant and equipment, $0.4 million in accounts receivable, $0.4 million in inventory and approximately $1.9 million in goodwill and other intangible assets. Consideration paid consisted of approximately $3.9 million in cash, $0.6 million in the Company’s common stock and the assumption of $0.4 million of net liabilities. The Company financed the acquisition utilizing an equipment term loan of $1.3 million, an acquisition loan of $1.0 million, a real estate term loan of $0.2 million and $1.3 million of a revolving credit facility (See Note 7). The assets purchased have become part of the Company’s Drilling Products segment.

On August 31, 2005, the Company purchased the assets of privately held Precision-LOR, Ltd. (“LOR”), a drilling tool rental and inspection service provider located in South Texas, for approximately $4.9 million. The assets acquired included approximately $1.4 million of equipment and approximately $3.5 million in goodwill and other intangible assets. Consideration paid consisted of approximately $3.7 million in cash and $1.2 million in the Company’s common stock. Cash proceeds from the Company’s equity issuance (See Note 8) were utilized for the purchase. The assets purchased have become part of the Company’s Drilling Products segment.

Note 4 - Inventories

The components of inventories for the year ended December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Raw materials	$2,409,597	$797,430
Work-in-process	50,721	—
Finished goods	8,602,777	2,107,217
Gross inventories	11,063,095	2,904,647
Less: Slow-moving and obsolescence reserve	(405,535)	(457,257)
Inventories, net	$10,657,560	$2,447,390

Additional inventory of approximately $6.9 million associated with the Spidle acquisition was recorded January 1, 2005 (see Note 3). Additional inventory of approximately $0.4 million associated with the Harmon acquisition was recorded August 19, 2005.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Property, Plant and Equipment

For the year ended December 31, 2005 and 2004, property, plant and equipment were comprised of the following:

	December 31,
	2005	2004
Land	$409,311	$68,000
Buildings and leasehold improvements	3,025,974	1,990,436
Machinery, equipment and rental tools	7,882,396	953,224
Equipment in progress	464,051	—
Furniture and fixtures	123,266	108,481
Transportation equipment	1,067,457	514,652
Computer equipment	432,908	424,837
Gross property, plant and equipment	13,405,363	4,059,630
Less: Accumulated depreciation	(3,444,010)	(1,942,834)
Net property, plant and equipment	$9,961,353	$2,116,796

Property, plant and equipment of approximately $3.4 million associated with the Spidle acquisition was recorded January 1, 2005 (see Note 3). Additionally, property, plant and equipment of approximately $2.3 million and $1.4 million associated with the Harmon and LOR acquisitions respectively, was recorded in August and September 2005, respectively.

Note 6 - Goodwill

In February 2002, we acquired IBS 2000, Inc., a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry. The terms of the acquisition called for an "Earn-Out Payment" based on 25% of the division’s earnings before interest and taxes for the three one-year periods ending on March 31, 2003, 2004 and 2005. During 2004, the Company recorded additional goodwill of $320,012 associated with an earn-out for the period March 31, 2003 through December 31, 2004 to reflect additional acquisition consideration related to this agreement. In the first quarter of 2005 the Company recorded additional goodwill of $153,830 to reflect the final amount of additional acquisition consideration related to this agreement. As of July 31, 2005, $175,411 had been paid. On August 2, 2005, the remaining balance of $298,431 was settled in 34,080 shares of common stock.

We evaluate the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2005 resulted in no impairment losses.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of goodwill by segment:

	Chemicals & Logistics	Drilling Products	Total
Balance at January 1,2004	$7,145,713	$—	$7,145,713
Earn-out payment	320,012	—	320,012
Balance at December 31, 2004	7,465,725	—	7,465,725
Earn-out payment	153,830	—	153,830
Acquisitions	—	4,768,763	4,768,763
Balance at December 31, 2005	$7,619,555	$4,768,763	$12,388,318

Note 7 - Long-term Debt

Long-term debt for the years ended December 31, 2005 and 2004 consisted of the following:

	For the Years Ended December 31,
	2005	2004
Senior Credit Facility
Equipment term loan (A)	$5,716,667	$—
Real estate term loan (A)	803,160	—
Amendments to Senior Credit Facility
Equipment term loan (B)	1,289,000	—
Real estate term loan (B)	221,725	—
Promissory notes to stockholders of acquired businesses, maturing December 2007 and 2008	—	750,000
Promissory notes to stockholders of acquired businesses, maturing February 2008	1,004,418	—
Note payable to Oklahoma Facilities, LLC	—	465,495
Note payable to bank maturing March 2008	—	1,365,766
Note payable to bank maturing October 2008	—	629,539
Term loan payable to bank maturing December 2007	—	536,281
Revolving line of credit, maturing September 2005	—	2,439,483
Mortgage note payable maturing December 2012	—	96,872
Other	258,010	125,018
Total	9,292,980	6,408,454
Less current maturities	(2,016,410)	(1,136,467)
Long-term debt	$7,276,570	$5,271,987

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revolving line of credit. The amended revolving line of credit provides for borrowing through February 14, 2007, bearing interest at prime rate plus 50 basis points. The prime rate was 7.25% on December 31, 2005. The maximum amount that may be outstanding under the amended line of credit is the lesser of (a) $6,000,000 (a $1,000,000 increase from the original revolving line of credit), or (b) the sum of 80% of eligible domestic trade receivables and 50% of eligible inventory, as defined. The terms are interest-only, maturing February 2007. The Company utilized the additional borrowing capacity in the purchase of Harmon in August 2005 (See Note 3). Proceeds from the Company’s private placement were used to pay down this loan within the same month (See Note 8).

Acquisition loan. The acquisition loan provides for borrowings of $1,000,000 bearing interest at prime rate plus 1% payable over 17 months. This loan was specifically utilized for the purchase of Harmon in August 2005 (See Note 3). Proceeds from the Company’s private placement were used to retire this loan in September 2005 (See Note 8).

Promissory notes to stockholders of acquired businesses, maturing February 2008

In conjunction with the acquisition of Spidle in February 2005, the Company issued $1,275,000 of notes payable to the seller. The notes are payable over 36 months and bear interest at 6%.

Promissory note, maturing April 2008

On January 30, 2003, the Company entered into an agreement with Stimulation Chemicals, LLC (“SCL”) to procure raw materials as ordered by CESI, granting CESI 120 day payment terms for a 15% markup. Dr. Glenn Penny owned 37.06% and Robert Beall owned 62.94% of SCL. At that time, both owners of SCL were directors as well as principal stockholders of the Company. Dr. Penny was and is an employee and director of the Company and Mr. Beall is a former director of the Company.  On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate its debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination the interest rate on the note was raised to 21%.  On April 1, 2005, 62.94% of the outstanding principal and interest was paid to Mr. Beall to retire his portion of the loan. The remaining principal was converted into a new loan with Dr. Penny, bearing a fixed interest rate of 12.5%, payable over 36 months, maturing April 2008. Proceeds from the Company’s private placement were used to pay down this loan in August 2005 (See Note 8).

Additionally, in August 2005, proceeds from the Company stock offering in August 2005 were utilized to pay down the notes payable to Oklahoma Facilities, LLC (“Facilities”), and a portion of the promissory notes to stockholders of CESI maturing December 2007 and 2008. The remaining balance of the promissory notes to stockholders of CESI was paid in full in November 2005.

All bank borrowings are collateralized by substantially all of our assets. Bank borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of December 31, 2005, the Company was in compliance with all covenants.

The Company believes the fair value of its long-term debt approximates the recorded value as of December 31, 2005, as the majority of the long-term debt carries a floating interest rate based on the prime rate.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future maturities of long-term debt:

For the Years Ended December 31,
2006	$2,016,410
2007	$2,208,182
2008	$1,828,046
2009	$1,602,927
2010	$1,637,415
Thereafter	$—

Note 8 - Common Stock, Stock Options and Warrants

In January, 2004, we issued 133,334 shares of our common stock in a private offering to accredited investors in exchange for $100,000 of subscription proceeds.

On August 29, 2005, we completed a private offering of 1,300,000 shares of common stock at a price of $16.30 per share to 18 accredited investors. Gross proceeds from the private offering were $21,190,000; costs associated with the offering were $1,381,400. Proceeds from the sale were used for general corporate purposes, strategic acquisitions, and repayment of existing indebtedness. In connection with the sale, we covenanted with the private placement investors to file a registration statement with the SEC within 60 days of the completion of the private offering, covering resale of the shares by those investors. We submitted our Form SB-2 registration statement with the SEC on October 28, 2005, within 60 days of the completion of the private offering. The SEC declared the SB-2 effective December 30, 2005.

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of December 31, 2004	6,670,004
Shares issued for Spidle acquisition (See Note 3)	129,271
Shares issued for IBS 2000 “earn-out payment” (See Note 6)	34,080
Shares issued for Harmon acquisition (See Note 3)	35,108
Shares issued in private offering (See above)	1,300,000
Shares issued for LOR acquisition (See Note 3)	68,001
Stock options exercised through December 31, 2005	80,801
Issued and outstanding as of December 31, 2005	8,317,265

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have the 2003 and 2005 Long-Term Incentive Plans (the “Plans”) under which our officers, key employees, and non-employee directors may be granted options to purchase shares of our authorized but unissued common stock. As of December 31, 2005, there were no shares available for future grants under the 2003 Plan and 428,572 available under the 2005 Plan. Under the Plans, the option exercise price is equal to the fair market value of our common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within four years or less. Proceeds received by us from exercises of stock options are credited to common stock and additional paid-in capital.

Additional information with respect to the Plans’ stock option activity is as follows:

	Number of Shares	Weighted-average Exercise Price
Outstanding as of January 1, 2004	657,839	$1.54
Granted	447,664	$3.30
Exercised	(15,000)	$0.61
Cancelled	(42,500)	$0.60
Outstanding as of December 31, 2004	1,048,003	$2.13
Granted	195,264	$14.12
Exercised	(80,801)	$1.77
Cancelled	(39,030)	$4.05
Outstanding as of December 31, 2005	1,123,436	$4.13

Options exercisable as of December 31, 2004	560,878	$2.05
Options exercisable as of December 31, 2005	1,123,436	$4.13

The weighted average contractual life remaining on outstanding stock options was approximately eight years as of December 31, 2005 versus nine years as of December 31, 2004.

As of December 31, 2005, the Company has issued 76,029 warrants callable in common stock. Of the total, 56,029 warrants have an exercise price of $13.13 per share and expire in September 2006. The remaining 20,000 warrants have an exercise price of $5.42 per share and expire in February 2007.

Note 9 - Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common shares. For the year ended December 31, 2005, 56,029 stock warrants were excluded from the computation of diluted earnings per share because the warrant exercise price of $13.13 per share was greater than the average market price of the Company’s common stock.

A reconciliation of the number of shares used for the basic and diluted earnings per share calculation is as follows:

	For the Year Ended December 31,
	2005	2004
Net income	$7,720,152	$2,153,689
Weighted-average common shares outstanding	7,303,204	6,659,395
Basic earnings per common share	$1.06	$0.32
Diluted earnings per common share	$0.94	$0.31

Weighted-average common shares outstanding	7,303,204	6,659,395
Effect of dilutive securities	952,089	353,742
Weighted-average common equivalent shares outstanding	8,255,293	7,013,137

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the number of shares used for the basic earnings per share calculation on a pro forma basis for 2004 had the acquisition of Spidle occurred January 1, 2004 is as follows:

For the Year Ended December 31,
2005	2004
Pro forma revenues	$52,869,036	$38,082,491
Pro forma income from operations	$10,113,620	$4,519,979
Pro forma net income	$7,720,152	$2,961,043
Pro forma weighted-average common shares outstanding	7,303,204	6,788,666
Basic earnings per common share	$1.06	$0.44

Note 10 - Stock Based Compensation Expense

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

For the Year Ended December 31,
2005	2004
Net income:
As reported	$7,720,152	$2,153,689
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,539,306)	(376,257)
Pro forma	$5,180,846	$1,777,432

Basic earnings per share:
As reported	$1.06	$0.32
Pro forma	$0.71	$0.27

Diluted earnings per share:
As reported	$0.94	$0.31
Pro forma	$0.63	$0.25

The weighted-average estimated fair value of stock options granted during 2005 and 2004 was $9.41 and $2.22 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2005 and 2004:

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31,
2005	2004
Risk-free interest rate	4.17% - 4.55%	3.82% - 4.38%
Expected volatility of common stock	50%	50%
Expected life of options	10 years	10 years
Vesting period	0 - 4 years	0 - 4 years

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

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors (“Board”) approved the acceleration of the vesting of all previously unvested stock options granted under the Company’s 2003 and 2005 Long Term Incentive Plans (the "Plans"). The vesting acceleration represents options exercisable for a total of 313,140 shares of the Company's common stock, including a total of 175,875 shares of common stock underlying options held by the Company's executive officers. The options have exercise prices ranging from $4.25 to $9.40 per share. The closing price of the Company’s common stock on December 22, 2005 was $18.80. The acceleration of the vesting schedule of the Company's options was effected pursuant to Section 4(c)(x) of the Plans, which authorizes the Board, in its sole discretion, to substitute an accelerated vesting schedule for options granted under the Plans. In most instances, stock options granted under the Plans vested over a four-year period.

Note 11 - Income Taxes

The following are the components of total income tax expense broken out between the various categories of income in which the provision for income taxes is reported:

For the Year Ended December 31,
2005	2004
Current:
Federal	$2,601,236	$75,000
State	253,979	138,096
Foreign	27,841	—
Total current	2,883,056	213,096

Deferred:
Federal	(1,180,890)	—
State	(49,763)	—
Total deferred	(1,230,653)	—

Provision for income taxes	$1,652,403	$213,096

Our effective income tax rate in 2005 differs from the federal statutory rate primarily due to state income taxes, permanent tax differences and changes in valuation allowances due to the utilization of net operating loss carryforwards.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31,
2005	2004
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	1.3	5.8
Other	0.3	18.2
Change in valuation allowance	(18.0)	(49.0)
Effective income tax rate	17.6%	9.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of our deferred tax asset and liabilities are as follows:

For the Year Ended December 31,
2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$24,000	$7,000
Inventory reserves	—	155,000
Net operating loss carryforwards	2,144,000	2,992,000
Property, plant and equipment	—	99,000
Other deferred assets	4,500	—
Alternative minimum tax credit carryforwards	—	75,000
Gross deferred tax assets	2,172,500	3,328,000
Valuation allowance	(1,627,000)	(3,328,000)
Gross deferred tax assets after valuation allowance	545,500	—

Deferred tax liabilities:
Inventory valuations	(864,000)	—
Intangibles	(59,000)	—
Property, plant and equipment	(181,000)	—
Gross deferred tax liabilities	(1,104,000)	—

Net deferred tax liabilities	$(558,500)	$—

A valuation allowance was provided in full against our net deferred tax assets as of December 31, 2004 due to our uncertainty at the time surrounding the realization of our deferred tax assets in future years. A valuation allowance was provided against our deferred tax assets as of December 31, 2005 in the amount that management believes is more likely than not to expire unrealized based on existing carryforward abilities. Certain Internal Revenue Code provisions may limit the use of our net operating loss carryforwards. We continue to assess the limitations on our net operating loss carryforwards, if any, on future periods. We are currently evaluating our historical Canadian performance and associated filings to verify the existence and usage of our Canadian net operating losses. As of December 31, 2005, we had estimated net operating loss carryforwards of approximately $6.3 million, expiring in various amounts in 2017 through 2025.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions

On January 30, 2003, the Company entered into an agreement with SCL to procure raw materials as ordered by CESI, granting CESI 120 day payment terms for a 15% markup. Dr. Penny owned 37.06% and Mr. Beall owned 62.94% of SCL. At that time, both owners of SCL were directors as well as principal stockholders of the Company. Dr. Penny was and is an employee of the Company, and Mr. Beall is a former director of the Company.  On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate its debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination, the interest rate on the note was raised to 21%.  On April 1, 2005, 62.94% of the outstanding principal and interest was paid to Mr. Beall to retire his portion of the loan. The remaining principal was converted into a new loan with Dr. Penny, bearing a fixed interest rate of 12.5%, payable over 36 months, maturing April 2008. In September 2005 the loan with Dr. Penny was paid in full with proceeds from the Company’s private offering (See Note 8).

On July 25, 2002, we borrowed $500,000 under a promissory note from Facilities. One of the Company’s officers, who is also a director and principal stockholder, has a minority investment interest in and is an officer of Facilities. The majority of the note was secured by specific Petrovalve inventory. The note was amended on October 1, 2004, bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. On February 14, 2005, Facilities was required to fully subordinate its outstanding debt position in connection with the new senior credit facility. In September 2005 the promissory note with Facilities was paid in full with proceeds from the Company’s private offering (See Note 7).

The Company purchased from Phoenix, its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman, and Dr. Glenn Penny each have a 2 1/2% indirect ownership interest in CEP, and John Chisholm, a director of Flotek, has a 30% ownership interest in CEP. No royalties were earned during 2005.

Note 13 - Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental to our business.

The Company has entered into operating leases for office space, vehicles and equipment. Future minimum lease payments under these leases are as follows:

For the Years Ended December 31,
2006	$159,206
2007	$114,230
2008	$109,373
2009	$94,606
2010	$67,713

Total rent expense under these operating leases totaled $181,089 and $205,008 during the years ended December 31, 2005 and 2004, respectively.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the United States. All employees are eligible for the plan upon six months of employment. As of December 31, 2005 and 2004 we did not match employee contributions.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

Essentially all of our revenues are derived from the oil and gas industry. This concentration of customers in one industry increases our credit and business risk, particularly given the volatility of activity levels in the industry. The majority of our sales are to major or large independent oilfield service companies with established credit histories, and actual credit losses have been insignificant. Five customers accounted for 32% of consolidated revenues for the year ended December 31, 2005. These same five customers were also in the Chemicals and Logistics segment of our business, and they collectively accounted for 49% of the revenues in this segment. One customer of the five accounted for 12% of consolidated revenues for the year ended December 31, 2005. The same customer accounted for 22% of revenues of our Chemicals and Logistics segment for the year ended December 31, 2005.

The Chemicals and Logistics segment generated the majority of our revenues in 2004. Five customers accounted for 47% of consolidated revenues for the year ended December 31, 2004. These same five customers were also in the Chemicals and Logistics segment of our business and they collectively accounted for 57% of the revenues in this segment.

Note 14 - Segment Information

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

Summarized financial information concerning the segments for the years ending December 31, 2005 and 2004 is shown in the following tables (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Chemicals and Logistics	Drilling Products	Production Products	Corporate and Other	Total
2005
Net revenues to external customers	$29,638	$21,875	$1,356	$—	$52,869
Income (loss) from operations	$8,188	$4,663	$180	$(2,917)	$10,114
Depreciation and amortization	$403	$1,175	$21	$169	$1,768
Total assets	$16,417	$26,787	$1,233	$7,721	$52,158
Goodwill	$7,620	$4,768	$—	$—	$12,388
Capital expenditures	$723	$1,640	$—	$34	$2,397
Interest expense	$33	$6	$1	$787	$827

2004
Net revenues to external customers	$17,983	$3,315	$583	$—	$21,881
Income (loss) from operations	$4,731	$359	$(356)	$(1,722)	$3,012
Depreciation and amortization	$430	$87	$31	$142	$690
Total assets	$12,837	$868	$1,467	$785	$15,957
Goodwill	$7,466	$—	$—	$—	$7,466
Capital expenditures	$67	$27	$—	$19	$113
Interest expense	$117	$13	$—	$562	$692

Note 15 - Subsequent Events

In January 2006 the Company purchased the assets of Can-OK Oil Field Services, Inc. and Stabilizer Technology, Inc. for approximately $6.8 million in cash and $0.5 million in common stock. These assets will be utilized in the Drilling Products segment of the Company.

In February 2006 the Company signed a letter of intent to purchase the assets of Total Well Solutions, LLC (“TWS”) for approximately $3.2 million in cash. The deal is anticipated to close during the second quarter of 2006 pending final due diligence. TWS markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers. As part of the pending purchase agreement, the Company will obtain an exclusive worldwide license on TWS’s proprietary, patented gas separator.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2005, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required information to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

The following table provides certain information with respect to the Board and the Executive Officers of the Company.

Name	Age	Position	Position Held Since
Jerry D. Dumas, Sr.	70	Chief Executive Officer, Chairman and Director	1998
Glenn S. Penny	56	President, Chief Technical Officer and Director	2001
Lisa Meier	32	Chief Financial Officer and Vice President	2004
Gary M. Pittman	42	Director	1997
William R. Ziegler	63	Director	1997
John W. Chisholm	51	Director	1999
Barry E. Stewart	50	Director	2001
Richard O. Wilson	75	Director	2003

The following is a brief description of the background and principal occupation of each director and executive officer:

Jerry D. Dumas, Sr. - Mr. Dumas became Chairman of the Board of the Company in 1998. He has served as Chief Executive Officer of the Company since September 1998. Prior to September 1998 he was Vice President of Corporate and Executive Services with Merrill Lynch Private Client Group for ten years. His responsibilities included management of the “sub sea” division and the drilling fluids operations. Both were globally active with international operations being fifty percent of both divisions’ activities. Mr. Dumas served as Group Division President with Hughes Tool Company, a predecessor to Baker Hughes, Inc., from 1980 to 1984. Mr. Dumas holds a B.S. degree from Louisiana State University.

Glenn S. Penny - Dr. Penny became President, Chief Technical Officer and a Director of the Company with the merger of Flotek and CESI in 2001. Dr. Penny founded CESI in April 2000 and served as its President and Chief Executive Officer. Prior to founding CESI, Dr. Penny served as President of Stim-Lab, Inc., a company specializing in independent testing of completion fluids and methods, from its founding in 1985 to April 2000. Stim-Lab, Inc. was acquired by Core Laboratories N.V., an NYSE-listed oilfield service company, in 1997. Dr. Penny holds a B.S. degree in Chemistry from Trinity University and a Ph.D. degree in Chemistry from the University of Houston.

Lisa Meier - Mrs. Meier was appointed Chief Financial Officer of the Company in April 2004 and Vice President in January 2005. Prior to joining Flotek, Mrs. Meier worked in the energy audit practice of PricewaterhouseCoopers, LLP and worked for three Fortune 500 companies. Mrs. Meier served in various accounting, finance, SEC reporting and risk management positions. Mrs. Meier is a Certified Public Accountant and a Chartered Financial Analyst candidate. Mrs. Meier holds B.B.A. and Masters of Accountancy degrees from the University of Texas.

Gary M. Pittman - Mr. Pittman founded his own company in 1995 to provide investment and merchant banking services to private and public companies.  From 1987 to 1995, Mr. Pittman was Vice President of The Energy Recovery Fund, a $180 million private equity fund focused on the energy industry.  Mr. Pittman has served as Director and Audit Committee member of Czar Resources, Ltd., a public Canadian exploration and production company; Triton Imaging International, a developer of sea floor imaging software; Secretary, VP and Director of Sub Sea International, an offshore robotics and diving company; BioSafe Technologies, a developer of non-toxic insecticides; Geokinetics, Inc.; and owned and operated an oil and gas production and gas gathering company in Montana.  Mr. Pittman holds a B.A. degree in Economics/Business from Wheaton College and an M.B.A. degree in Finance and Marketing from Georgetown University.  Mr. Pittman serves as Chairman of the Compensation Committee and is a member of the Audit Committee.

William R. Ziegler - Mr. Ziegler has been of counsel to the law firm of Satterlee Stephens Burke & Burke LLP since January 2001. Prior to that time he was a partner in that law firm and predecessor firms for over five years. Mr. Ziegler is a director and Vice Chairman of Grey Wolf, Inc., a provider of contract land drilling services to the oil and gas industry. He is Chairman of the Board (non-executive) of Vesta Corp., Firebird Holdings Limited, Geokinetics, Inc. and Somerset Gas Transmission Company. He serves as Vice Chairman of the Board (non-executive) of Union Drilling, Inc. Mr. Ziegler is a graduate of Amherst College and received a law degree from the University of Virginia and an M.B.A. degree from Columbia University. He has practiced corporate, banking and securities law since 1968. Mr. Ziegler is a member of the Compensation Committee.

John W. Chisholm - Mr. Chisholm is founder of Wellogix which develops software for the oil and gas industry to streamline workflow, improve collaboration, expedite the inter-company exchange of enterprise data and communicate complex engineered services. Previously he co-founded and was President of ProTechnics Company from 1985 until its sale to Core Laboratories in December of 1996. After leaving Core Laboratories as Senior Vice President of Global Sales and Marketing in 1998, he started Chisholm Energy Partners an investment fund targeting mid-size energy service companies. Mr. Chisholm has been selected to be on the editorial advisory board of Middle East Technology by Oil and Gas Journal. Mr. Chisholm holds a BA degree in Business Administration from Ft. Lewis College. Mr. Chisholm has served as director of Flotek since 2002 and is a member of the Compensation Committee.

Barry E. Stewart - Mr. Stewart became Chief Financial Officer of Rotech Healthcare Inc. in July 2004. Mr. Stewart served as Chief Financial Officer of Evolved Digital Systems, Inc. from 2001 to 2004, and Vice President of Finance for Community Health Systems, Inc. from 1996 to 2001.  Prior to 1996, Mr. Stewart served in various managing director positions with national commercial banks.  He is a licensed Certified Public Accountant and has a M.B.A. degree from the University of Houston. Mr. Stewart serves as Chairman of the Audit Committee.

Richard O. Wilson - Mr. Wilson is an Offshore Construction consultant with 50 years experience in worldwide offshore areas, principally the North Sea and the Gulf of Mexico, both U.S. and Mexico portions. Mr. Wilson is a Director of Callon Petroleum Company and of the Houston Museum of Printing History. Mr. Wilson received a B.S. degree in Civil Engineering from Rice University. Mr. Wilson serves on the Audit Committee.

There are no family relationships between any director or executive officer.

We have a code of ethics that applies to our principal executive officer, principal financial officer and chief accounting office and controller.

Board Committees

The standing committees of the Board include the Compensation Committee consisting of Gary Pittman, John Chisholm, and William Ziegler, and the Audit Committee, comprised of Barry Stewart, Gary Pittman and Richard Wilson. Mr. Stewart is considered a “financial expert” based on his current and past employment, his education and his professional certification.

The Compensation Committee sets compensation policy for all of our Executive Officers, makes recommendations to the full Board of Directors regarding executive compensation and employee stock option awards, and administers our 2003 and 2005 Long-Term Incentive Plans.

The primary function of the Audit Committee is to provide advice with respect to our financial matters and to assist the Board in fulfilling its oversight responsibilities regarding audit, finance, accounting and tax compliance. In particular, the Audit Committee is responsible for overseeing the engagement, independence and services of our independent auditors. The Audit Committee also serves to: (i) act as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of the independent auditors; (iii) evaluate our quarterly financial performance as well as the compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent auditors, financial and senior management, counsel, and the Board. The Board has adopted a written charter for the Audit Committee.

Our Board does not have a standing executive or nominating committee or committees performing similar functions.

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

Item 10. Executive Compensation.

Information under the caption “Executive Compensation”, which will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the caption “Security Ownership of Certain Beneficial Owners and Management”, which will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

Information under the caption “Certain Relationships and Transactions with Management”, which will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (incorporated by reference to Appendix E of the Company’s Definitive Proxy Statement filed with the SEC on September 27, 2001).
3.2	Bylaws (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed with the SEC on September 27, 2001).
4.1	Registration Right Agreement, effective as of April 30, 2000, signed in August 2000 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-QSB for the quarter ended August 31, 2000).
4.2
Form of Warrant to purchase common stock of the Company issued to Wells Fargo National Association dated February 11, 2005 (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

4.3
Form of Warrant to purchase common stock of the Company dated August 31, 2000 (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

4.4
Acquiror Shareholders Agreement dated August 15, 2001 (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

4.5	Form of Warrant Agreement to Marlin Investors, LLC (incorporated by reference to Exhibit 10.5 of the Company's Form 10-QSB for the quarter ended November 30, 1997).
4.6
Subscription and Registration Rights Agreement dated August 29, 2005 (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.1
Stock Purchase Agreement dated December 20, 2004 among Flotek Industries, Inc., and the shareholders of Spidle Sales & Service, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K/A filed October 5, 2005).

10.2
Credit Agreement Between Flotek Industries, Inc. and Wells Fargo Bank, N.A. dated February 11, 2005 (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.3
Amended and Restated Promissory Note dated October 1, 2004 among Flotek Industries, Inc., and Oklahoma Facilities, LLC (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.4
Promissory Note dated February 7, 2005 among Flotek Industries, Inc. and Stimulation Chemicals, LLC (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

Exhibit Number	Description of Exhibit
10.5
Release of Obligation dated April 1, 2005 between Flotek Industries, Inc. and Stimulation Chemicals, LLC (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.6
Promissory Note dated April 1, 2005 between Flotek Industries, Inc. and Dr. Glenn Penny (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.7
Asset Purchase Agreement dated January 25, 2005 between Flotek Industries, Inc. and Phoenix E&P Technology, LLC (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.8
Asset Purchase Agreement dated August 4, 2005 between Flotek Industries, Inc. and Harmon Machine Works, Inc (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.9
Asset Purchase Agreement dated August 25, 2005 between Flotek Industries, Inc. and Precision LOR, Ltd (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.10
First Amendment to Credit Agreement Between Flotek Industries, Inc. and Wells Fargo Bank, N.A. dated August 19, 2005 (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

10.11	2003 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to Form S-8 registration statement filed with the Commission on October 27, 2005).
10.12	2005 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to Form S-8 registration statement filed with the Commission on October 27, 2005).
10.13	Convertible Loan Agreement dated October 16, 1997 (incorporated by reference to Exhibit 10.4 of the Company's Form 10-QSB for the quarter ended November 30, 1997).
10.14	Promissory Note to Chisholm Energy Partners, LLC (incorporated by reference to Exhibit 10.10 of the Company's Form 10KSB for the year ended February 28, 1999).
21.1	List of Subsidiaries (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

Item 14. Principal Accountant Fees and Services.

Information under the caption “Principal Accountant Fees and Services“, which will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

Date: March 30, 2006	By:	/s/ Jerry D. Dumas, Sr.
Jerry D. Dumas, Sr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title(s)

March 30, 2006	/s/ Jerry D. Dumas, Sr	Chairman and Chief Executive Officer
Jerry D. Dumas, Sr.

March 30, 2006	/s/ Glenn S. Penny	President, Chief Technical Officer and Director
Glenn S. Penny

March 30, 2006	/s/ Lisa Meier	Chief Financial Officer and Vice President
Lisa Meier

March 30, 2006	/s/ John W. Chisholm	Director
John W. Chisholm

March 30, 2006	/s/ Gary M. Pittman	Director
Gary M. Pittman

March 30, 2006	/s/ Barry E. Stewart	Director
Barry E. Stewart

March 30, 2006	/s/ Richard O. Wilson	Director
Richard O. Wilson

March 30, 2006	/s/ William R. Ziegler	Director
William R. Ziegler

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer