Form 10QSB
period 2006-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2006-05-12
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

There were 8,522,116 shares of the issuer’s common stock, $.0001 par value, outstanding as of May 9, 2006.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$594,112	$7,376,858
Accounts receivable, net	10,654,361	10,407,086
Inventories, net	10,191,951	10,657,560
Other current assets	298,456	233,879
Total current assets	21,738,880	28,675,383

Property, plant and equipment, net	13,412,702	9,961,353
Goodwill	17,265,416	12,388,318
Intangible and other assets, net	1,261,133	1,132,470
	$53,678,131	$52,157,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,807,742	$3,804,899
Accrued liabilities	4,567,424	3,296,282
Current portion of long-term debt	2,250,683	2,016,410
Current portion of deferred tax liability	318,947	318,947
Total current liabilities	8,944,796	9,436,538

Long-term debt, less current portion	6,474,533	7,276,570
Deferred tax liability, less current portion	254,238	239,553
Total liabilities	15,673,567	16,952,661

Stockholders’ equity:
Common stock, $.0001 par value; 20,000,000 shares authorized; shares issued and outstanding: March 31, 2006 - 8,430,839 and December 31, 2005 - 8,317,265	843	832
Additional paid-in capital	40,787,317	39,743,794
Accumulated deficit	(2,783,596)	(4,539,763)
Total stockholders’ equity	38,004,564	35,204,863
	$53,678,131	$52,157,524

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenues	$16,060,879	$11,041,164

Cost of revenues	9,278,734	6,972,898
Gross profit	6,782,145	4,068,266

Expenses:
Selling, general and administrative	3,186,450	1,860,106
Depreciation and amortization	598,234	270,361
Research and development	155,030	130,669
Total expenses	3,939,714	2,261,136
Income from operations	2,842,431	1,807,130

Other income (expense):
Interest expense	(171,813)	(197,388)
Other, net	12,174	10,662
Total other income (expense)	(159,639)	(186,726)

Income before income taxes	2,682,792	1,620,404
Provision for income taxes	(926,625)	(152,682)
Net income	$1,756,167	$1,467,722

Basic and diluted earnings per common share:
Basic earnings per common share	$0.21	$0.22
Diluted earnings per common share	$0.19	$0.20

Weighted average common shares used in computing basic earnings per common share	8,387,566	6,737,962
Incremental common shares from stock options and warrants	911,966	731,591
Weighted average common shares used in computing diluted earnings per common share	9,299,532	7,469,553

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,756,167	$1,467,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598,234	270,361
Change in assets and liabilities:
Accounts receivable	269,342	(338,222)
Inventories	551,266	(420,229)
Deposits and other	(63,898)	(149,251)
Accounts payable	(2,398,007)	(572,199)
Accrued liabilities	1,264,832	495,507
Deferred tax liability	14,686	(89,463)
Net cash provided by operating activities	1,992,622	664,226

Cash flows from investing activities:
Acquisition earn-out payment	—	(133,672)
Acquisitions, net of cash acquired	(6,711,835)	133,674
Other assets	—	(194,194)
Capital expenditures	(2,014,303)	(89,715)
Net cash used in investing activities	(8,726,138)	(283,907)

Cash flows from financing activities:
Issuance of stock	518,534	30,000
Proceeds from borrowings	63,848	5,720,628
Repayments of indebtedness	(631,612)	(5,458,116)
Payments to related parties	—	(88,000)
Net cash provided by (used in) financing activities	(49,230)	204,512

Net increase (decrease) in cash and cash equivalents	(6,782,746)	584,831
Cash and cash equivalents at beginning of period	7,376,858	284,801
Cash and cash equivalents at end of period	$594,112	$869,632

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired	$7,274,792	$8,075,000
Less cash acquired	(37,957)	(133,674)
Less debt issued	—	(7,375,000)
Less equity issued	(525,000)	(700,000)
Acquisition, net of cash acquired	$6,711,835	$(133,674)
Supplemental disclosure of cash flow information:
Interest paid	$208,798	$178,630
Income taxes paid	$930,000	$165,200

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General

The information contained in the following notes is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated condensed financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the year ended December 31, 2005 and related notes thereto, included in the Annual Report on Form 10-KSB filed by Flotek Industries, Inc. (“Flotek”) with the Securities and Exchange Commission. All references to the “Company” include Flotek and its wholly-owned subsidiaries unless otherwise indicated or the context indicates otherwise.

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

In the opinion of management, the unaudited consolidated condensed financial statements of the Company include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position as of March 31, 2006 and its results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. The consolidated condensed statement of financial position as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flow for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified in the accompanying consolidated condensed financial statements to conform to the current period presentation.

Note 2 - Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement No. 123R, “Share Based Payment” (“SFAS 123R”). This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. SFAS 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements.

We adopted SFAS 123R effective as of January 1, 2006. We are following the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, but this is not anticipated to have a significant impact on our cash flow reporting. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. We do not expect that the adoption of SFAS 123R will have a material financial impact on our consolidated financial position, results of operations or cash flows, unless a significant number of new options are granted.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 as of January 1, 2006. The adoption of SFAS No. 151 has had no material impact on our consolidated financial position, results of operations and cash flows as of March 31, 2006.

Note 3 - Acquisitions

On January 2, 2006, the Company purchased the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (collectively “Can-Ok”) a downhole oilfield tool company located in Chickasha, Oklahoma. The assets acquired, liabilities assumed and consideration paid were as follows:

Assets acquired:
Cash	$37,957
Accounts receivable	516,617
Inventory	85,657
Other prepaid assets	678
Plant, property and equipment (net)	1,959,345
Goodwill	4,877,098
Intangible and other assets	204,600
Total assets acquired	$7,681,952

Liabilities assumed:
Accounts payable	400,850
Other accrued liabilities	6,310
Total liabilities assumed	$407,160

Net assets acquired	$7,274,792

Consideration paid:
Cash	$6,749,792
Common stock (25,020 shares)	525,000
Total consideration paid	$7,274,792

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4 - Inventories

The components of inventories for the period ended March 31, 2006 and December 31, 2005 were as follows:

	For the Period Ended
	March 31, 2006	December 31, 2005
Raw materials	$2,582,197	$2,409,597
Work-in-process	50,721	50,721
Finished goods	7,974,897	8,602,777
Gross inventories	10,607,815	11,063,095
Less: Slow-moving and obsolescence reserve	(415,864)	(405,535)
Inventories, net	$10,191,951	$10,657,560

Additional inventory of approximately $0.1 million associated with the Can-Ok acquisition was recorded January 2, 2006 (see Note 3).

Note 5 - Property, Plant and Equipment

For the period ended March 31, 2006 and December 31, 2005, property, plant and equipment was comprised of the following:

	For the Period Ended
	March 31, 2006	December 31, 2005
Land	$460,820	$409,311
Buildings and leasehold improvements	3,173,016	3,025,974
Machinery, equipment and rental tools	10,115,603	7,882,396
Equipment in progress	1,640,949	464,051
Furniture and fixtures	129,060	123,266
Transportation equipment	1,388,919	1,067,457
Computer equipment and other	459,646	432,908
Gross property, plant and equipment	17,368,013	13,405,363
Less: Accumulated depreciation	(3,955,311)	(3,444,010)
Net property, plant and equipment	$13,412,702	$9,961,353

Net property, plant and equipment of approximately $2.0 million associated with the Can-Ok acquisition was recorded January 2, 2006 (see Note 3).

Note 6 - Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a discounted cash flows approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2005 resulted in no impairment losses.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Additional goodwill of approximately $4.9 million associated with the acquisition of Can-Ok was recorded January 2, 2006 (see Note 3).

Note 7 - Long-Term Debt

Long-term debt for the period ended March 31, 2006 and December 31, 2005 consisted of the following:

	For the Period Ended
	March 31, 2006	December 31, 2005
Senior Credit Facility
Equipment term loan	$5,250,000	$5,716,667
Real estate term loan	784,150	803,160
Amendments to Senior Credit Facility
Equipment term loan	1,247,667	1,289,000
Real estate term loan	217,359	221,725
Promissory notes to stockholders of acquired businesses, maturing February 2008	959,028	1,004,418
Other	267,012	258,010
Total	8,725,216	9,292,980
Less current maturities	(2,250,683)	(2,016,410)
Long-term debt, less current portion	$6,474,533	$7,276,570

All bank borrowings are collateralized by substantially all of our assets. Bank borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of March 31, 2006, the Company was in compliance with all covenants.

The Company believes the fair value of its long-term debt approximates the recorded value as of March 31, 2006, as the majority of the long-term debt carries a floating interest rate based on the prime rate.

Note 8 - Common Stock

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of December 31, 2005	8,317,265
Shares issued for Can-Ok acquisition (See Note 3)	25,020
Warrants exercised through March 31, 2006	26,490
Stock options exercised through March 31, 2006	62,064
Issued and outstanding as of March 31, 2006	8,430,839

Note 9 - Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options and warrants) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table presents information necessary to calculate earnings per share for the periods presented.

	For the Three Months Ended March 31,
	2006	2005
Net income	$1,756,167	$1,467,722
Weighted-average common shares outstanding	8,387,566	6,737,962
Basic earnings per common share	$0.21	$0.22
Diluted earnings per common share	$0.19	$0.20

Weighted-average common shares outstanding	8,387,566	6,737,962
Effect of dilutive securities	911,966	731,591
Weighted-average common equivalent shares outstanding	9,299,532	7,469,553

Note 10 - Stock-Based Compensation

The Company adopted SFAS 123R effective as of January 1, 2006. SFAS 123R requires all stock-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company follows the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed.

Prior to the adoption of SFAS 123R, the Company accounted for stock based employee compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense is recognized in the financial statements because the exercise price of the employee stock options equals the market price of the common stock on the date of grant.

By accelerating the vesting of all outstanding options as of December 22, 2005 (see Note 2), the Company accounted for the stock options under the rules in effect when the stock options were granted, APB 25, versus SFAS 123R adopted on January 1, 2006.

Under SFAS 123R, the Company’s compensation costs based on the fair value at the grant date for its stock options, net income and EPS would have been reduced to the following pro forma amounts for the prior comparable quarter:

Three Months Ended March 31, 2005
Net income:
As reported	$1,467,722
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(329)
Pro forma	$1,467,393

Basic earnings per share:
As reported	$0.22
Pro forma	$0.22

Diluted earnings per share:
As reported	$0.20
Pro forma	$0.20

For the three months ended March 31, 2006, the Company did not grant any stock options. As a result, no stock based compensation expense was recorded for the three months ended March 31, 2006.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 11 - Income Taxes

A reconciliation of the effective income tax rate to the statutory income tax rate is as follows:

	For the Three Months Ended March 31,
	2006	2005
Income tax (benefit) at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	2.6	2.0
Deductible items	(0.3)	—
Change in valuation allowance	—	(26.6)
Other	(1.8)	—
Provision for income taxes	34.5%	9.4%

Our effective income tax rate in 2006 and 2005 differs from the federal statutory rate primarily due to state income taxes and changes in the valuation allowances due to the change in management's estimate of the utilization of net operating loss carryforwards. A valuation allowance was provided against our net deferred tax assets relating to our net operating losses in the amount that management believes is more likely than not to expire unrealized based on existing carryforward abilities. Certain Internal Revenue Code provisions may limit the use of our net operating loss carryforwards. We continue to assess the limitations on our net operating loss carryforwards, if any, on future periods. We are currently evaluating our historical Canadian performance and associated filings to verify the existence and usage of our Canadian net operating losses. As of March 31, 2006, we had estimated net operating loss carryforwards of approximately $6.3 million, expiring in various amounts in 2017 through 2025.

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

Note 12 - Related Party Transactions

The Company purchased from Phoenix E&P Technology, LLC (“Phoenix”), its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman, and Dr. Glenn Penny each have a 2 1/2% indirect ownership interest in CEP, and John Chisholm, a director of Flotek, has a 30% ownership interest in CEP. No royalties were earned during the three months ended March 31, 2006.

Note 13 - Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in assessing performance.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

•	The Production Products segment manufactures and markets the Petrovalve line of downhole pump components.

The Company evaluates performance based on several factors of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in the consolidated financial statements for the year ended December 31, 2005 and the related notes thereto, included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission. Inter-segment sales are accounted for at fair value as if sales were to third parties and are eliminated in the consolidated financial statements.

Summarized financial information concerning the segments for the three months ending March 31, 2006 and 2005 is shown in the following tables (in thousands):

Three months ended March 31, 2006	Chemicals and Logistics	Drilling Products	Production Products	Corporate and Other	Total
Net revenues to external customers	$7,876	$8,092	$93	$—	$16,061
Income (loss) from operations	$1,911	$1,781	$(100)	$(750)	$2,842

Three months ended March 31, 2005
Net revenues to external customers	$6,128	$4,574	$339	$—	$11,041
Income (loss) from operations	$1,505	$844	$56	$(598)	$1,807

Total assets by reportable segment were as follows (in thousands):

	For the Period Ended
	March 31, 2006	December 31, 2005
Chemicals and Logistics	$17,415	$16,417
Drilling Products	34,280	26,787
Production Products	1,324	1,233
Corporate and Other	659	7,721
Total assets	$53,678	$52,158

Note 14 - Subsequent Events

On April 5, 2006 the Company closed the acquisition of certain assets of Total Well Solutions, LLC for approximately $4.8 million in cash. The Company purchased the tangible assets, which included the product inventory, and licensed the rights to exercise the exclusive worldwide rights to a patented gas separator used in coal bed methane production.

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

We were incorporated in 1985. As of July 27, 2005 our common stock began trading on the American Stock Exchange under the stock ticker symbol “FTK”. Our headquarters are in Houston, Texas, and we have manufacturing operations in Texas, Oklahoma, Louisiana, Utah and Wyoming. We market our products domestically and internationally in over 20 countries.

Our product lines are divided into three segments within the oilfield service industry:

•	The Chemicals and Logistics segment is made up of two business units:
▪
The CESI chemical business unit develops, manufactures, and markets specialty chemicals used by oilfield service companies in oil and gas well cementing, stimulation, drilling and production. Our applied research laboratories support the specific drilling and production needs of our customers.

▪	The Materials Translogistics business unit designs and manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.
•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.
•
The Production Products segment manufactures and markets the patented Petrovalve line of downhole pump components. Effective April 1, 2006 we acquired the assets of Total Well Solutions (“TWS”) (see Note 14) expanding this segment into the manufacturing and marketing of electric submersible pumps and a patented gas separator used primarily in coal bed methane applications.

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

Over the last year we have grown our sales internally and through acquisitions. During 2005 and 2006, we have entered into the following acquisitions that were outside the ordinary course of our business:

•	acquired manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens from Phoenix E&P Technology, LLC (“Phoenix”) on January 28, 2005;
•	acquired Spidle Sales and Services, Inc. (“Spidle”), a downhole tool company with rental, sales and manufacturing operations throughout the Rocky Mountains, on February 14, 2005;
•	acquired the assets of Harmon’s Machine Works, Inc. (“Harmon”), a downhole oilfield and mining tool company with manufacturing and sales operations located in Midland, Texas, on August 19, 2005;
•	acquired the assets of Precision-LOR, Ltd. (“LOR”), a drilling tool rental and inspection service provider in south Texas, on August 31, 2005;
•
acquired the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (“Can-Ok”), a drilling tool sales and rental provider in Oklahoma, Louisiana and Arkansas, on January 2, 2006; and

•	acquired the assets of TWS, which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers on April 5, 2006.

We continue to actively seek profitable acquisition or merger candidates in our core businesses to either decrease costs of providing products or add new products and customer base to diversify our market.

Results of Operations

	Three Months Ended March 31,
	2006	2005

Revenues	$16,060,879	$11,041,164
Cost of revenues	9,278,734	6,972,898
Gross profit	6,782,145	4,068,266
Gross profit %	42.2%	36.8%
Expenses:
Selling, general and administrative	3,186,450	1,860,106
Depreciation and amortization	598,234	270,361
Research and development	155,030	130,669
Total expenses	3,939,714	2,261,136
Income from operations	2,842,431	1,807,130
Income from operations %	17.7%	16.4%
Other income (expense):
Interest expense	(171,813)	(197,388)
Other, net	12,174	10,662
Total other income (expense)	(159,639)	(186,726)

Income before income taxes	2,682,792	1,620,404
Provision for income taxes	(926,625)	(152,682)
Net income	$1,756,167	$1,467,722

Consolidated - Comparison of Three Months Ended March 31, 2006 and 2005

Total revenues increased by $5.0 million or 45.5% in the first quarter of 2006 versus the first quarter of 2005. The acquisition of Harmon, LOR and Can-Ok accounted for $2.2 million of the increase in revenues quarter over quarter, with the remaining $2.8 million coming from internal revenue growth within the Chemical and Logistics segment and the established Drilling Products segment.

Gross profit increased by $2.7 million or 66.7% in the first quarter of 2006 versus 2005. The acquisitions noted above accounted for $0.9 million of the increase. Gross margin as a percentage of sales increased significantly from 36.8% in the first quarter of 2005 to 42.2% in the first quarter of 2006. The gross profit is best analyzed on a segment by segment basis, discussed below, as gross profit varies between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $3.2 million in the first quarter of 2006 versus $1.9 million in the first quarter of 2005. The acquisitions noted above accounted for $0.6 million of the increase. The balance of the increase is primarily due to increased sales and field support costs in the Chemical and Logistics segment. As we acquire organizations, significant emphasis is placed on growing sales while controlling selling, general and administrative costs across the organization.

Depreciation and amortization increased from $0.3 million in the first quarter of 2005 to $0.6 million in the first quarter of 2006 due to the increased levels of property, plant and equipment. The increase in property, plant and equipment was primarily due to the addition of assets associated with the drilling tool acquisitions noted above.

A provision for income taxes of $0.9 million was recorded in the first quarter of 2006. An effective tax rate of 34.5% was applied in the first quarter of 2006 versus 9.4% in the first quarter of 2005, resulting in a $0.8 million increase in the tax provision quarter over quarter. On a comparative basis, had pretax income been taxed at the first quarter 2005 effective tax rate of 9.4%, net income would have been $0.7 million higher which would have resulted in a $0.08 increase in basic earnings per share for the quarter. The significant increase in taxes is a result of the decreased use of our accumulated net operating losses (“NOL”), an increase in our projected federal statutory rate based on estimated income levels, and an increase in our estimated state income tax liability. The Company’s remaining NOL’s are subject to limitations and are not expected to significantly reduce our effective tax rate going forward. The provision was made for estimated federal income tax, state income tax and alternative minimum tax, which cannot be offset by our NOL carryforwards.

Results by Segment

Chemicals and Logistics

	Three Months Ended March 31,
	2006	2005

Revenues	$7,876,012	$6,128,273
Gross profit	$2,984,297	$2,263,569
Gross profit %	37.9%	36.9%

Operating income	$1,911,933	$1,505,439
Operating margin %	24.3%	24.6%

Chemicals and Logistics - Comparison of Three Months Ended March 31, 2006 and 2005

Chemical and Logistics revenues increased $1.7 million or 28.5% in the first quarter of 2006 compared to 2005. The increase in revenue is a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant sales growth occurred in the Rocky Mountains and Mid-Continent regions for first quarter 2006 as compared to first quarter 2005.

The majority of revenue growth is attributed to increased sales of our line of biodegradable environmentally benign ‘green’ chemicals which grew from $1.7 million in the first quarter of 2005 to $3.0 million in the first quarter of 2006. International sales grew slightly, but decreased as a percentage of sales from 16.8% in the first quarter of 2005 to 14.1% in the first quarter of 2006. The mix of international activity shifted from Russia in the first quarter of 2005 to Central and South America in the first quarter of 2006. We continue to focus on expanding our international sales, and at the end of the first quarter of 2006 we opened an office in the Netherlands to market our proprietary biodegradable capillary foamers which have received North Sea certification.

Gross profit as a percentage of revenues increased from 36.9% in the first quarter of 2005 to 37.9% in the first quarter of 2006. The increase in gross profit is due to price increases and a reduction in cost of goods as a percentage of total revenues. Managing chemical feedstock and transportation prices and passing the increase in the costs on to our customers are critical to maintain our gross profits. We are completing a 30,000 square foot expansion to our production facilities which will triple our production capabilities and allow us to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Operating income increased from $1.5 million in the first quarter of 2005 to $1.9 million in the first quarter of 2006. The operating profit as a percentage of revenue dropped slightly as a result of increased indirect sales costs and start-up costs associated with the Netherlands office.

Drilling Products

	Three Months Ended March 31,
	2006	2005

Revenues	$8,091,788	$4,574,250
Gross profit	$3,778,654	$1,598,493
Gross profit %	46.7%	34.9%

Operating income	$1,780,604	$844,213
Operating margin %	22.0%	18.5%

Drilling Products - Comparison of Three Months Ended March 31, 2006 and 2005

During 2005 and 2006 an emphasis was placed on expanding our drilling products sales through acquisition, allowing us to expand geographically as well as expand the amount of products and services provided. In August 2005 we acquired the assets of Harmon, a downhole oilfield and mining tool company with manufacturing and sales operations located in Midland, Texas, and the assets of LOR, a drilling tool rental and inspection service provider in South Texas. In January 2006 we acquired the assets of Can-Ok, a drilling tool sales and rental provider in Oklahoma, Louisiana and Arkansas.

Drilling Products revenues increased $3.5 million in the first quarter of 2006 compared to the first quarter of 2005. The acquisitions noted above accounted for $2.2 million of this increase. The remaining increase in sales was due to increased downhole centralizers sales both domestically and internationally.

Gross profit increased $2.2 million in the first quarter of 2006 compared to 2005. The acquisitions noted above accounted for $0.9 million of this increase, with the majority achieved through price increases, an increase in rentals which typically are higher margin than sales, and direct cost management. Gross profit as a percentage of sales increased significantly from 34.9% in the first quarter of 2005 to 46.7% in the first quarter of 2006. The improvement in gross margin was due to increased asset utilization and cost reductions resulting from the acquisitions.

Operating profit increased by $0.9 million for the first quarter of 2006 compared to 2005. The acquisitions noted above accounted for $0.3 million of the increase. Indirect expenses were higher than expected in the first quarter 2006 as a result of facility repairs and maintenance and building adequate material and supply levels in recently acquired locations.

Production Products

	Three Months Ended March 31,
	2006		2005

Revenues	$93,079		$338,640
Gross profit	$19,193		$206,205
Gross profit %	20.6%		60.9%

Operating income (loss)	$(99,702)		$56,054
Operating margin %	(107.1%	)	16.6%

Production Products - Comparison of Three Months Ended March 31, 2006 and 2005

Production revenues were $0.1 million in the first quarter of 2006 versus $0.3 million in the first quarter of 2005. In the first quarter of 2006 there were no significant international sales as compared to the first quarter of 2005 which included a large sale to a customer in Russia. The gross margin percentage decreased significantly from 60.9% in the first quarter of 2005 to 20.6% in the first quarter of 2006, as a result of lower margins on domestic sales versus international sales, and higher fixed costs as a percentage of revenue.

Management continues to focus on effectively marketing the Petrovalve line of pump components. Our patented guided valves are the only product which can be placed horizontally allowing a pump to be placed at the production zone in horizontally completed wells reducing the effort needed to pump the product to the surface. The Petrovalve can effectively lift highly viscous oil in heavy oil or tar sand production zones. Because of this we signed an exclusive distribution agreement with C.E. Franklin in Canada and have aligned ourselves with a major domestic pump manufacturer to build pumps with our valve.

In April 2006 we acquired the assets of TWS which will be reported within the Production Products segment. TWS markets and services electric submersible pumps and patented downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin. It is our expectation that the TWS patented gas separator combined with the Petrovalve products will enable coal bed methane producers to realize substantially higher gas production rates and lower operating costs by capturing in-solution gas otherwise lost with water production and by increasing pump performance and life.

Capital Resources and Liquidity

Capital resources and liquidity continued to improve during the first three months of 2006 compared to the same period in 2005. During the quarter ending March 31, 2006 we generated net income of $1.7 million based on a 34.5% effective tax rate, versus a 9.4% effective tax rate for the first quarter of 2005. Cash flows from operations were $2.0 million in the first quarter of 2006 versus $0.7 million in the first quarter of 2005. The improvement in cash flow from operations is a direct result of improved operating results offset by an expected increased tax burden. The decrease in cash and cash equivalents of $6.8 million for the quarter was primarily due to the acquisition of Can-Ok.

Net working capital increased $0.4 million in the first quarter of 2006 versus a net increase of $1.1 million in the first quarter of 2005. The increase in cash used during the quarter was driven by a net $1.1 million reduction in accounts payable and accrued liabilities offset by $0.3 million decrease in receivables and a $0.6 million decrease in inventory.

Capital expenditures for the quarter ended March 31, 2006 totaled approximately $2.0 million. During the three months ended March 31, 2006, we purchased approximately $0.9 million in rental equipment for our Drilling Products segment and invested $1.0 million to expand our manufacturing plant and research and laboratory facilities within our Chemicals and Logistics segment.

Our amended Senior Credit Facility consists of a revolving line of credit, two equipment term loans and two real estate term loans. Our bank borrowings are collateralized by substantially all of our assets. As of March 31, 2006, we had no amounts outstanding under the revolving line of credit of the amended Senior Credit Facility. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of March 31, 2006, we were in compliance with all covenants.

We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock, which are described below:

•	In the acquisition of Can-Ok in January 2006, we issued 25,020 shares of common stock.
•	In the first quarter of 2006, warrants to purchase 26,490 shares were exercised with proceeds of approximately $348,000 paid to the Company.
•	In the first quarter of 2006, stock options to purchase 62,064 shares were exercised by officers, directors and employees with proceeds of approximately $171,000 paid to the Company.

Impact of Recently Issued Accounting Standards

 In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. The Company’s effective date for the pronouncement began December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The Company has adopted SFAS No. 154 as of December 31, 2005.

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

We adopted SFAS 123R effective as of January 1, 2006. We are following the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. We do not expect that the adoption of SFAS 123R will have a material financial impact on our consolidated financial position, results of operations or cash flows, unless a significant number of new options is granted.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. We adopted SFAS No. 151 on January 1, 2006.

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

PART II - OTHER INFORMATION

Item 2 .  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2006, we issued 25,020 shares of common stock to a former shareholder of Can-Ok as partial consideration for our purchase of assets of those companies. At various times during the first quarter of 2006, the Company issued an aggregate of 26,490 shares to holders of outstanding warrants upon the exercise of those warrants, for aggregate proceeds to the Company from the sale of the warrants of $348,000 in cash.

The foregoing securities were offered and sold in private transactions in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the investment representations and position as informed, accredited investors of the recipients thereof. The sales were made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sales.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement dated January 2, 2006 among Flotek Industries, Inc. and Can-Ok Field Services, Inc.
10.2	Asset Purchase Agreement dated January 2, 2006 among Flotek Industries, Inc. and Stabilizer Technology, Inc.
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By: /s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman and Chief Executive Officer

By: /s/ Lisa Meier
Lisa Meier
Chief Financial Officer

May 12, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement dated January 2, 2006 among Flotek Industries, Inc. and Can-Ok Field Services, Inc.
10.2	Asset Purchase Agreement dated January 2, 2006 among Flotek Industries, Inc. and Stabilizer Technology, Inc.
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer