Form 10QSB
period 2006-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2006-08-11
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

There were 8,815,464 shares of the issuer’s common stock, $.0001 par value, outstanding as of August 8, 2006.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$364	$7,377
Accounts receivable, net	16,219	10,407
Inventories, net	13,262	10,658
Other current assets	1,458	234
Total current assets	31,303	28,676

Property, plant and equipment, net	15,503	9,961
Goodwill	24,216	12,388
Intangible and other assets, net	1,540	1,133
	$72,562	$52,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,009	$3,805
Accrued liabilities	6,925	3,296
Current portion of long-term debt	2,307	2,016
Current portion of deferred tax liability	319	319
Total current liabilities	17,560	9,436

Long-term debt, less current portion	10,298	7,277
Deferred tax liability, less current portion	254	240
Total liabilities	28,112	16,953

Stockholders’ equity:
Common stock, $.0001 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2006 - 8,814,589 and December 31, 2005 - 8,317,265	1	1
Additional paid-in capital	44,998	39,744
Accumulated deficit	(549)	(4,540)
Total stockholders’ equity	44,450	35,205
	$72,562	$52,158

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$22,113	$12,461	$38,174	$23,502

Cost of revenues	13,527	7,197	22,806	14,170
Gross profit	8,586	5,264	15,368	9,332

Expenses:
Selling, general and administrative	4,075	2,186	7,262	4,046
Depreciation and amortization	652	308	1,250	578
Research and development	157	147	312	278
Total expenses	4,884	2,641	8,824	4,902
Income from operations	3,702	2,623	6,544	4,430

Other income (expense):
Interest expense	(252)	(241)	(423)	(438)
Other, net	10	30	22	41
Total other income (expense)	(242)	(211)	(401)	(397)

Income before income taxes	3,460	2,412	6,143	4,033
Provision for income taxes	(1,225)	(423)	(2,152)	(576)
Net income	$2,235	$1,989	$3,991	$3,457

Basic and diluted earnings per common share:
Basic earnings per common share	$0.26	$0.29	$0.47	$0.51
Diluted earnings per common share	$0.24	$0.26	$0.43	$0.46

Weighted average common shares used in computing basic earnings per common share	8,582,259	6,803,846	8,485,450	6,770,904
Incremental common shares from stock options and warrants	706,712	814,852	713,910	781,468
Weighted average common shares used in computing diluted earnings per common share	9,288,971	7,618,698	9,199,360	7,552,372

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,991	$3,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,250	578
Change in assets and liabilities:
Accounts receivable	(4,261)	(1,307)
Inventories	(216)	(925)
Deposits and other	(1,211)	26
Accounts payable	2,709	(453)
Accrued liabilities	3,623	640
Deferred tax liability	15	(187)
Net cash provided by operating activities	5,900	1,829

Cash flows from investing activities:
Acquisition earn-out payment	—	(154)
Acquisitions, net of cash acquired	(12,763)	134
Other assets	(49)	(238)
Capital expenditures	(4,283)	(953)
Net cash used in investing activities	(17,095)	(1,211)

Cash flows from financing activities:
Issuance of stock	871	30
Proceeds from borrowings	11,459	5,153
Repayments of indebtedness	(8,148)	(5,302)
Payments to related parties	—	(338)
Net cash provided by (used in) financing activities	4,182	(457)

Net increase (decrease) in cash and cash equivalents	(7,013)	161
Cash and cash equivalents at beginning of period	7,377	285
Cash and cash equivalents at end of period	$364	$446

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired	$17,354	$8,075
Less cash acquired	(208)	(134)
Less debt issued	—	(7,375)
Less equity issued	(4,383)	(700)
Acquisition, net of cash acquired	$12,763	$(134)
Supplemental disclosure of cash flow information:
Interest paid	$245	$403
Income taxes paid	$—	$325

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

In the opinion of management, the unaudited consolidated condensed financial statements of the Company include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position as of June 30, 2006 and its results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. The consolidated condensed statement of financial position as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flow for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified in the accompanying consolidated condensed financial statements to conform to the current period presentation.

Note 2 - Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes".  FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns.  The Company is evaluating the impact of adopting FIN 48.

In May 2005, the FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections”. The Company’s effective date for the pronouncement was December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The Company has adopted SFAS No. 154 as of December 31, 2005.

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

We adopted SFAS 123R effective as of January 1, 2006. We are following the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, but this is not anticipated to have a significant impact on our cash flow reporting. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. The adoption of SFAS 123R has not had a material financial impact on our consolidated financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 as of January 1, 2006. The adoption of SFAS No. 151 has had no material impact on our consolidated financial position, results of operations and cash flows as of June 30, 2006.

Note 3 - Acquisitions

The Company has made three acquisitions in the six months ended June 30, 2006. On January 2, 2006, the Company purchased the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (collectively “Can-Ok”) a downhole oilfield tool company located in Chickasha, Oklahoma. On April 3, 2006, the Company purchased the tangible assets and licensed the rights to exercise the exclusive worldwide rights to a patented gas separator used in coal bed methane production from Total Well Solutions, Inc. (“TWS”). TWS markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin. On June 6, 2006, the Company purchased the assets of LifTech, LLC (“LifTech”) which markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The assets acquired, liabilities assumed and consideration paid were as follows (in thousands, except share data):

	Can-Ok	TWS	LifTech
	(in thousands, except share data)
Assets acquired:
Cash	$38	$—	$170
Accounts receivable, net	476	—	1,076
Inventory	85	1,603	863
Plant, property and equipment (net)	1,972	170	291
Goodwill	4,923	2,939	3,709
Intangible and other assets	206	160	173
Total assets acquired	$7,700	$4,872	$6,282

Liabilities assumed:
Accounts payable	$394	$—	$1,100
Accrued liabilities	6	—	—
Total liabilities assumed	$400	$—	$1,100

Net assets acquired	$7,300	$4,872	$5,182

Consideration paid:
Cash	$6,775	$4,872	$1,323
Common stock	525	—	3,859
Total consideration paid	$7,300	$4,872	$5,182

Common stock shares issued	25,020	—	178,223

Note 4 - Inventories

The components of inventories for the period ended June 30, 2006 and December 31, 2005 were as follows:

	For the Period Ended
	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$3,533	$2,409
Work-in-process	—	51
Finished goods	10,146	8,603
Gross inventories	13,679	11,063
Less: Slow-moving and obsolescence reserve	(417)	(405)
Inventories, net	$13,262	$10,658

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 - Property, Plant and Equipment

For the period ended June 30, 2006 and December 31, 2005, property, plant and equipment was comprised of the following:

	For the Period Ended
	June 30, 2006	December 31, 2005
	(in thousands)
Land	$461	$409
Buildings and leasehold improvements	3,306	3,026
Machinery, equipment and rental tools	10,719	7,882
Equipment in progress	3,181	464
Furniture and fixtures	167	123
Transportation equipment	1,709	1,068
Computer equipment and other	467	433
Gross property, plant and equipment	20,010	13,405
Less: Accumulated depreciation	(4,507)	(3,444)
Net property, plant and equipment	$15,503	$9,961

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 - Long-Term Debt

Long-term debt for the period ended June 30, 2006 and December 31, 2005 consisted of the following:

	For the Period Ended
	June 30, 2006	December 31, 2005
	(in thousands)
Senior Credit Facility
Equipment term loan	$4,900	$5,717
Real estate term loan	770	803
Revolving line of credit	4,238	—
Amendments to Senior Credit Facility
Equipment term loan	1,217	1,289
Real estate term loan	214	222
Promissory notes to stockholders of acquired businesses, maturing February 2008	862	1,004
Other	404	258
Total	12,605	9,293
Less current maturities	(2,307)	(2,016)
Long-term debt, less current portion	$10,298	$7,277

The Company’s revolving line of credit as amended on August 19, 2005 provided for borrowing through February 14, 2007, bearing interest at prime rate plus 50 basis points. The maximum amount that may be outstanding under the amended line of credit is the lesser of (a) $6,000,000, or (b) the sum of 80% of eligible domestic trade receivables and 50% of eligible inventory, as defined. The terms are interest-only, maturing February 2007.

On August 8, 2006, the Company again amended the Senior Credit Facility. The maturity date and the maximum amount that may be outstanding were amended on the revolving line of credit. The amended revolving line of credit provides for borrowing through August 8, 2009. The maximum amount that may be outstanding was increased to the lesser of (a) $10.0 million (a $4.0 million increase from the August 2005 amended revolving line of credit of $6.0 million), or (b) the sum of 80% of eligible domestic trade receivables and 50% of eligible inventory, as defined.

Based on the new maturity date, the current revolving line of credit is classified as long-term debt.

All bank borrowings are collateralized by substantially all of our assets. Bank borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of June 30, 2006, the Company was in compliance with all covenants.

The Company believes the fair value of its long-term debt approximates the recorded value as of June 30, 2006, as the majority of the long-term debt carries a floating interest rate based on the prime rate.

Note 8 - Common Stock

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of December 31, 2005	8,317,265
Shares issued for Can-Ok acquisition (See Note 3)	25,020
Shares issued for LifTech acquisition (See Note 3)	178,223
Warrants exercised through June 30, 2006	26,490
Stock options exercised through June 30, 2006	267,591
Issued and outstanding as of June 30, 2006	8,814,589

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table presents information necessary to calculate earnings per share for the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except share data)
Net income	$2,235	$1,989	$3,991	$3,457
Weighted-average common shares outstanding	8,582,259	6,803,846	8,485,450	6,770,904
Basic earnings per common share	$0.26	$0.29	$0.47	$0.51
Diluted earnings per common share	$0.24	$0.26	$0.43	$0.46

Weighted-average common shares outstanding	8,582,259	6,803,846	8,485,450	6,770,904
Effect of dilutive securities	706,712	814,852	713,910	781,468
Weighted-average common equivalent shares outstanding	9,288,971	7,618,698	9,199,360	7,552,372

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Under SFAS 123R, the Company’s compensation costs based on the fair value at the grant date for its stock options, net income and EPS would have been reduced to the following pro forma amounts for the prior comparable quarter:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(in thousands, except share data)
Net income:
As reported	$1,989	$3,457
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—
Pro forma	$1,989	$3,457

Basic earnings per share:
As reported	$0.29	$0.51
Pro forma	$0.29	$0.51

Diluted earnings per share:
As reported	$0.26	$0.46
Pro forma	$0.26	$0.46

For the three and six months ended June 30, 2006, the Company did not grant any stock options. As a result, no stock based compensation expense was recorded for the three and six months ended June 30, 2006.

Note 11 - Income Taxes

A reconciliation of the effective income tax rate to the statutory income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Income tax (benefit) at statutory rate	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.8)	2.0	2.2	2.0
Deductible items	(0.3)	—	(0.5)	—
Change in valuation allowance	—	(18.5)	—	(21.7)
Other	2.5	—	(0.7)	—
Provision for income taxes	35.4%	17.5%	35.0%	14.3%

Our effective income tax rate in 2006 and 2005 differs from the federal statutory rate primarily due to state income taxes and changes in the valuation allowances due to the change in management’s estimate of the utilization of net loss carryforwards. A valuation allowance was provided against our net deferred tax assets relating to our net operating losses in the amount that management believes is more likely than not to expire unrealized based on existing carryforward abilities. Certain Internal Revenue Code provisions may limit the use of our net operating loss carryforwards. We continue to assess the limitations on our net operating loss carryforwards, if any, on future periods. We are currently evaluating our historical Canadian performance and associated filings to verify the existence and usage of our Canadian net operating losses. As of June 30, 2006, we had estimated net operating loss carryforwards of approximately $6.3 million, expiring in various amounts in 2017 through 2025.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions

The Company purchased from Phoenix E&P Technology, LLC (“Phoenix”), its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman, and Dr. Glenn Penny, our President, Chief Technical Officer and director, each have a 2 1/2% indirect ownership interest in CEP, and John Chisholm, a director of Flotek, has a 30% ownership interest in CEP. No royalties were earned during the three months ended June 30, 2006.

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

•
The CESI chemical business unit develops, manufactures and markets specialty chemicals used by oilfield service companies in oil and gas well cementing, stimulation, drilling and production. Our research laboratories support the specific drilling and production needs of our customers.

	•	The Materials Translogistics business unit designs and manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

•		The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•		The Production Products segment manufactures and markets artificial lift equipment which includes the Petrovalve line of downhole beam pump components. We have recently expanded the artificial lift capability of this segment with the acquisition of TWS in April 2006 and LifTech, in June 2006. The acquired companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support coal bed methane production.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summarized financial information concerning the segments for the three and six months ending June 30, 2006 and 2005 is shown in the following tables:

	Chemicals and Logistics	Drilling Products	Production Products	Corporate and Other	Total
	(in thousands)
Three months ended June 30, 2006
Net revenues to external customers	$10,505	$8,980	$2,628	$—	$22,113
Income (loss) from operations	$3,375	$1,207	$192	$(1,072)	$3,702

Three months ended June 30, 2005
Net revenues to external customers	$7,065	$5,032	$364	$—	$12,461
Income (loss) from operations	$1,850	$1,258	$10	$(495)	$2,623

Six months ended June 30, 2006
Net revenues to external customers	$18,381	$17,072	$2,721	$—	$38,174
Income (loss) from operations	$5,287	$2,987	$92	$(1,822)	$6,544

Six months ended June 30, 2005
Net revenues to external customers	$13,193	$9,606	$703	$—	$23,502
Income (loss) from operations	$3,355	$2,103	$66	$(1,094)	$4,430

Total assets by reportable segment were as follows:

	For the Period Ended
	June 30, 2006	December 31, 2005
	(in thousands)
Chemicals and Logistics	$21,189	$16,417
Drilling Products	37,363	26,787
Production Products	12,427	1,233
Corporate and Other	1,583	7,721
Total assets	$72,562	$52,158

Note 14 - Subsequent Events

On August 8, 2006, the Company amended its Senior Credit Facility. The maturity date and the maximum amount that may be outstanding were amended on the revolving line of credit. The amended revolving line of credit provides for borrowing through August 8, 2009. The maximum amount that may be outstanding was increased to the lesser of (a) $10.0 million (a $4.0 million increase from the August 2005 amended revolving line of credit of $6.0 million), or (b) the sum of 80% of eligible domestic trade receivables and 50% of eligible inventory, as defined.

Based on the new maturity date, the current revolving line of credit is classified as long-term debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 1. Financial Statements” contained herein.

Business Overview

We provide a broad range of products and services worldwide, for use in mining and the exploration and production of crude oil and natural gas. We compete in the specialty chemicals and logistics, downhole drilling tool and downhole production tool markets.

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

•
The CESI chemical business unit develops, manufactures and markets chemicals used by oilfield service companies in oil and gas well cementing, stimulation, drilling and production. Our research laboratories support the specific drilling and production needs of our customers.

	•	The Materials Translogistics business unit designs and manages automated bulk material handling, loading and blending capabilities for oilfield service companies.

•		The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•		The Production Products segment manufactures and markets artificial lift equipment which includes the Petrovalve line of downhole beam pump components. We have recently expanded the artificial lift capability of this segment with the acquisition of Total Well Solutions, Inc. (“TWS”) in April 2006 and LifTech, L.L.C. (“LifTech”), in June 2006. The acquired companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support coal bed methane production.

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

•	acquired the assets of TWS, which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers on April 3, 2006.
•	acquired the assets of LifTech, which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers on June 6, 2006.

We continue to actively seek profitable acquisition or merger candidates in our core businesses to either decrease costs of providing products or add new products and customer base to diversify our market.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$22,113	$12,461	$38,174	$23,502
Cost of revenues	13,527	7,197	22,806	14,170
Gross profit	8,586	5,264	15,368	9,332
Gross profit %	38.8%	42.2%	40.3%	39.7%
Expenses:
Selling, general and administrative	4,075	2,186	7,262	4,046
Depreciation and amortization	652	308	1,250	578
Research and development	157	147	312	278
Total expenses	4,884	2,641	8,824	4,902
Income from operations	3,702	2,623	6,544	4,430
Income from operations %	16.7%	21.1%	17.1%	18.9%
Other income (expense):
Interest expense	(252)	(241)	(423)	(438)
Other, net	10	30	22	41
Total other income (expense)	(242)	(211)	(401)	(397)

Income before income taxes	3,460	2,412	6,143	4,033
Provision for income taxes	(1,225)	(423)	(2,152)	(576)
Net income	$2,235	$1,989	$3,991	$3,457

Consolidated - Comparison of Three Months Ended June 30, 2006 and 2005

Total revenues increased by $9.7 million or 77.5% in the second quarter of 2006 versus 2005. Acquisitions accounted for $4.6 million of the increase, with the remaining $5.1 million coming from internal revenue growth within the Chemical and Logistics segment and the established Drilling Products segment.

Gross profit increased by $3.3 million or 63.1% in the second quarter of 2006 versus 2005. Acquisitions accounted for $1.2 million of the increase. Gross profit as a percentage of sales decreased from 42.2% in the second quarter of 2005 to 38.8% in the second quarter of 2006. Gross profit is best analyzed on a segment by segment basis, as gross profit varies among operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $4.1 million in the second quarter of 2006 versus $2.2 million in the second quarter of 2005. The acquisitions noted above accounted for $0.8 million of the increase. The balance of the increase is primarily due to increased sales and field support costs in the Chemical and Logistics segment and increased administrative staff and professional fees associated with expanding the Company.

Depreciation and amortization increased from $0.3 million in the second quarter of 2005 to $0.7 million in the second quarter of 2006 due to the increased levels of property, plant and equipment. The increase in property, plant and equipment was primarily due to the addition of assets associated with the drilling tool acquisitions noted above.

A provision for income taxes of $1.2 million was recorded in the second quarter of 2006. An effective tax rate of 35.4% was applied in the second quarter of 2006 versus 17.5% in the second quarter of 2005, resulting in a $0.8 million increase in the tax provision quarter over quarter. The significant increase in taxes is a result of the decreased use of our accumulated net operating losses (“NOL”), an increase in our projected federal statutory rate based on estimated income levels, and an increase in our estimated state income tax liability. The Company’s remaining NOL’s are subject to limitations and are not expected to significantly reduce our effective tax rate going forward. The provision was made for estimated federal income tax, state income tax and alternative minimum tax, which cannot be offset by our NOL carryforwards.

Consolidated - Comparison of Six Months Ended June 30, 2006 and 2005

Total revenues increased by $14.7 million or 62.4% in the first six months of 2006 versus 2005. Acquisitions accounted for $6.8 million of the increase in revenues, with the remaining $7.9 million coming from internal revenue growth within the Chemical and Logistics segment and the Drilling Products segment.

Gross profit increased by $6.0 million or 64.7% in the first six months of 2006 versus 2005. The acquisitions noted above accounted for $2.0 million of the increase. Gross profit as a percentage of sales increased from 39.7% in the first six months of 2005 to 40.3% in the first six months of 2006. The gross profit is best analyzed on a segment by segment basis, as gross profit varies between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $7.3 million in the first six months of 2006 versus $4.0 million in the first six months of 2005. The acquisitions noted above accounted for $1.4 million of the increase. The balance of the increase is primarily due to increased sales and field support costs in the Chemical and Logistics segment and increased administrative costs and professional fees.

Depreciation and amortization increased from $0.6 million in the first six months of 2005 to $1.3 million in the first half of 2006 due to the increased levels of property, plant and equipment. The increase in property, plant and equipment was primarily due to the addition of assets associated with the drilling tool acquisitions noted above.

A provision for income taxes of $2.2 million was recorded in the first six months of 2006. An effective tax rate of 35.0% was applied in the first half of 2006 versus 14.3% in the first quarter of 2005, resulting in a $1.6 million increase in the tax provision. The significant increase in taxes is a result of the decreased use of our accumulated NOL's, an increase in our projected federal statutory rate based on estimated income levels, and an increase in our estimated state income tax liability. The Company’s remaining NOL’s are subject to limitations and are not expected to significantly reduce our effective tax rate going forward. The provision was made for estimated federal income tax, state income tax and alternative minimum tax, which cannot be offset by our NOL carryforwards.

Results by Segment

Chemicals and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$10,505	$7,065	$18,381	$13,193
Gross profit	$4,720	$2,842	$7,704	$5,105
Gross profit %	44.9%	40.2%	41.9%	38.7%

Operating income	$3,375	$1,850	$5,287	$3,355
Operating margin %	32.1%	26.2%	28.8%	25.4%

Chemicals and Logistics - Comparison of Three Months Ended June 30, 2006 and 2005

Chemical and Logistics revenues increased $3.4 million or 48.7% in the second quarter of 2006 compared to 2005. The increase in revenue is a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant sales growth occurred in the Rocky Mountains and South Texas.

The majority of revenue growth is attributed to increased sales of our line of biodegradable environmentally benign ‘green’ chemicals which grew from $1.6 million in the second quarter of 2005 to $4.7 million in the second quarter of 2006. International sales were flat and as a percentage of sales dropped from 12.2% in the second quarter of 2005 to 7.7% in the second quarter of 2006. During the second quarter we recorded the first sale out of the office in the Netherlands which we opened in the first quarter to market our proprietary biodegradable capillary foamers.

Gross profit as a percentage of revenues increased from 40.2% in the second quarter of 2005 to 44.9% in the second quarter of 2006. The increase in gross profit is due to price increases, a reduction in cost of goods as a percentage of total revenues and increased revenues from our higher margin proprietary chemicals. Managing chemical feedstock and transportation prices and passing the increase in the costs on to our customers are critical to maintain our gross profits. We are nearing completion of a 30,000 square foot expansion to our production facilities which will triple our production capabilities and allow us to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Operating income increased from $1.9 million in the second quarter of 2005 to $3.4 million in the second quarter of 2006. The operating profit as a percentage of revenue increased from 26.2% to 32.1%, respectively.

Chemicals and Logistics - Comparison of Six Months Ended June 30, 2006 and 2005

Chemical and Logistics revenues increased $5.2 million or 39.3% in the first six months of 2006 compared to 2005. The increase in revenue is a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant sales growth occurred in the Rocky Mountains and Mid-Continent regions for the first six months of 2006 as compared to 2005.

The majority of revenue growth is attributed to increased sales of our line of biodegradable environmentally benign ‘green’ chemicals which grew from $3.2 million in the first half of 2005 to $7.3 million in the first half of 2006. International sales grew slightly, but decreased as a percentage of sales from 14.3% in the first six months of 2005 to 10.5% in the first six months of 2006.

Gross profit as a percentage of revenues increased from 38.7% in the first six months of 2005 to 41.9% in the first half of 2006. The increase in gross profit is due to price increases and a reduction in cost of goods as a percentage of total revenues. Managing chemical feedstock and transportation prices and passing the increase in the costs on to our customers are critical to maintain our gross profits. We are nearing completion of a 30,000 square foot expansion to our production facilities which will triple our production capabilities and allow us to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Operating income increased from $3.4 million in the first half of 2005 to $5.3 million in the first half of 2006 and the operating profit percentage increased from 25.4% to 28.8%, respectively.

Drilling Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$8,980	$5,032	$17,072	$9,606
Gross profit	$3,363	$2,247	$7,142	$3,846
Gross profit %	37.4%	44.7%	41.8%	40.0%

Operating income	$1,207	$1,258	$2,987	$2,103
Operating margin %	13.4%	25.0%	17.5%	21.9%

Drilling Products - Comparison of Three Months Ended June 30, 2006 and 2005

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

Drilling Products revenues increased $3.9 million in the second quarter of 2006 compared to the second quarter of 2005. The acquisitions noted above accounted for $2.2 million of this increase. The remaining increase in sales was due primarily to increased downhole centralizers sales both domestically and internationally.

Gross profit increased $1.1 million in the second quarter of 2006 compared to 2005. The acquisitions noted above accounted for $0.8 million of this increase. Gross profit as a percentage of sales decreased from 44.7% in the first half of 2005 to 37.4% in the first half of 2006. The decrease in gross profit as a percentage of revenues relates to inventory price volatility and equipment sub-rental costs.

Operating income dropped slightly to $1.2 million for the second quarter of 2006 compared to 2005. The decrease in operating income related to inventory price volatility and equipment sub-rental costs was partially offset by increased operating income generated by the acquisitions noted above.

Drilling Products - Comparison of Six Months Ended June 30, 2006 and 2005

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

Drilling Products revenues increased $7.5 million in the first six months of 2006 compared to 2005. The acquisitions noted above accounted for $4.5 million of this increase. The remaining increase in sales was due to increased downhole centralizers sales both domestically and internationally.

Gross profit increased $3.3 million in the first six months of 2006 compared 2005. The acquisitions noted above accounted for $1.6 million of this increase. Gross profit as a percentage of sales increased from 40.0% in the first six months of 2005 to 41.8% in the first half of 2006.

Operating income increased by $0.9 million for the first six months of 2006 compared to 2005. The acquisitions noted above accounted for $0.4 million of the increase.

Production Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$2,628	$364	$2,721	$703
Gross profit	$534	$174	$554	$381
Gross profit %	20.3%	47.8%	20.4%	54.2%

Operating income	$192	$10	$92	$66
Operating margin %	7.3%	2.7%	3.4%	9.4%

Production Products - Comparison of Three Months Ended June 30, 2006 and 2005

In the second quarter of 2006 we acquired TWS and LifTech as part of our goal to develop a significant artificial lift segment and expand our production driven revenue base. The combined companies will provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support the coal bed methane producers in the Powder River Basin and beyond. We believe the recent artificial lift acquisitions will provide additional marketing opportunities for our patented Petrovalve line of pump components, our patented gas separator, and our line of electric submersible pumps.

Production revenues were $2.6 million in the second quarter of 2006 versus $0.4 million in the second quarter of 2005. Acquisitions accounted for $2.3 million of the increase. Gross profit increased $0.4 million due to the acquisitions. The gross margin percentage decreased from 47.8% in the second quarter of 2005 to 20.3% in the second quarter of 2006. We believe we can improve the gross margins of the acquisitions primarily through better supply chain management.

The decrease in gross margin as a percentage of revenues is due to a shift in sales mix. The product sales associated with the two acquisitions are lower margin product sales compared to our existing Petrovalve sales. Management is negotiating more favorable product contracts for the acquired businesses to improve margins on pump and separator sales.

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

Production Products - Comparison of Six Months Ended June 30, 2006 and 2005

Production revenues were $2.7 million in the first six months of 2006 versus $0.7 million in 2005. Acquisitions accounted for $2.3 million of the revenue in first half of 2006. Revenues for the Petrovalve line declined as the first six months of 2005 included a large sale to a customer in Russia. The gross margin percentage decreased significantly from 54.2% in the first six months of 2005 to 20.4% in the first half of 2006, as a result of lower margins on domestic sales versus international sales, and the impact of the acquisitions.

The decrease in gross margin as a percentage of revenues is due to a shift in sales mix. The product sales associated with the two acquisitions are lower margin product sales compared to our existing Petrovalve sales. Management is negotiating more favorable product contracts for the acquired businesses to improve margins on pump and separator sales.

Capital Resources and Liquidity

Capital resources and liquidity continued to improve during the six months ended June 30, 2006 compared to the same period in 2005. During the six months ending June 30, 2006 we generated net income of $4.0 million based on a 35.4% effective tax rate, versus a 14.3% effective tax rate for the same period in 2005. Cash flows from operations were $5.9 million in the six months ended June 30, 2006 versus $1.8 million for the same period in 2005. The improvement in cash flow from operations is a direct result of improved operating results offset by increased estimated tax payments based on the projected increase in our estimated effective tax rate. The decrease in cash and cash equivalents of $7.0 million for the six months ended June 30, 2006 was a result of the acquisition of Can-Ok, TWS and LifTech.

Net working capital decreased $0.6 million in the six months ended June 30, 2006 versus a net increase of $2.2 million for the same period in 2005. The increase in cash provided by operating activities during the six months ended June 30, 2006 was driven by a net $6.3 million increase in accounts payable and accrued liabilities offset by a $4.3 million increase in receivables and a $0.2 million increase in inventory.

Capital expenditures for the six months ended June 30, 2006 totaled approximately $4.3 million. During the six months ended June 30, 2006, we purchased approximately $2.5 million in rental equipment for our Drilling Products segment and invested $1.6 million to expand our manufacturing plant and research and laboratory facilities within our Chemicals and Logistics segment.

As amended August 19, 2005, our Senior Credit Facility consists of a revolving line of credit, two equipment term loans and two real estate term loans. Our bank borrowings are collateralized by substantially all of our assets. As of June 30, 2006, we had $4.2 million outstanding under the revolving line of credit of the amended Senior Credit Facility. On August 8, 2006, the Company again amended the Senior Credit Facility. The maturity date and the maximum amount that may be outstanding were amended on the revolving line of credit. The amended revolving line of credit provides for borrowing through August 8, 2009. The maximum amount that may be outstanding was increased to the lesser of (a) $10.0 million (a $4.0 million increase from the August 2005 amended revolving line of credit of $6.0 million), or (b) the sum of 80% of eligible domestic trade receivables and 50% of eligible inventory, as defined. Based on the new maturity date, the current revolving line of credit is classified as long-term debt. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of June 30, 2006 we were in compliance with all covenants.

We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. Common stock issued during the six months ended June 30, 2006 is described below:

•	In the acquisition of Can-Ok in January 2006, we issued 25,020 shares of common stock.
•	In the acquisition of LifTech in April 2006, we issued 178,223 shares of common stock.
•	Warrants to purchase 26,490 shares were exercised with proceeds of approximately $0.3 million paid to the Company.
•	Stock options to purchase 267,591 shares were exercised by officers, directors and employees with proceeds of approximately $0.5 million paid to the Company.

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes".  FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns.  The Company is evaluating the impact of adopting FIN 48.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. The Company’s effective date for the pronouncement was December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The Company has adopted SFAS No. 154 as of December 31, 2005.

In December 2004, the FASB issued Statement No. 123R, “Share Based Payment”. This statement revises Statement 123 and supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires companies to expense the fair value of employee services received in exchange for an award of equity instruments, including stock options. SFAS 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements with respect to these equity arrangements.

We adopted SFAS 123R effective as of January 1, 2006. We are following the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, but this will not have a significant impact on our cash flow reporting. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. The adoption of SFAS 123R has not had a material financial impact on our consolidated financial position, results of operations or cash flows.

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

PART II - OTHER INFORMATION

Item 2 .  Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2006, we issued 25,020 shares of common stock to a former shareholder of Can-Ok as partial consideration for our purchase of the company’s assets.

At various times during the first quarter of 2006, the Company issued an aggregate of 26,490 shares to holders of outstanding warrants upon the exercise of those warrants, for aggregate proceeds to the Company from the sale of the warrants of $0.3 million in cash.

On June 6, 2006, we issued 178,223 shares of common stock to a former shareholder of LifTech as partial consideration for our purchase of the company’s assets.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on May 18, 2006, at which meeting the shareholders voted to (1) elect John W. Chisholm, Jerry D. Dumas, Sr., Dr. Glenn S. Penny, Gary M. Pittman, Barry E. Stewart, Richard O. Wilson and William R. Ziegler as directors and (2) ratify UHY Mann Frankfort Stein & Lipp CPA’s LLP as Company auditors. The voting results for each proposal submitted to a vote are listed below.

Election of Directors

All directors serve one year terms. All directors that were nominated were elected to another term. Results of voting were as follows:

John W. Chisholm - 7,409,930 votes for and 49,147 votes withheld.
Jerry D. Dumas, Sr. - 7,166,275 votes for and 292,802 votes withheld.
Dr. Glenn S. Penny - 7,210,548 votes for and 248,529 votes withheld.
Gary M. Pittman - 7,450,540 votes for and 8,537 votes withheld.
Barry E. Stewart - 7,436,558 votes for and 22,519 votes withheld.
Richard O. Wilson - 7,436,058 votes for and 23,019 votes withheld.
William R. Ziegler - 7,436,448 votes for and 22,629 votes withheld.

Ratification of UHY Mann Frankfort Stein & Lipp CPA’s LLP as Company Auditors

7,447,513 votes for, 11,564 votes withheld.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement dated April 3, 2006 among Total Energy Technologies, LLC, USA Petrovalve, Inc. and Total Well Solutions, LLC.
10.2	Exclusive License Agreement dated April 3, 2006 among Flotek Industries, Inc., USA Petrovalve, Inc. and Total Well Solutions, LLC.
10.3	Asset Purchase Agreement dated June 6, 2006 among LifTech, LLC, its owners and USA Petrovalve, Inc.
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman and Chief Executive Officer

By:	/s/ Lisa Meier
Lisa Meier
Chief Financial Officer

August 11, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement dated April 3, 2006 among Total Energy Technologies, LLC, USA Petrovalve, Inc. and Total Well Solutions, LLC.
10.2	Exclusive License Agreement dated April 3, 2006 among Flotek Industries, Inc., USA Petrovalve, Inc. and Total Well Solutions, LLC.
10.3	Asset Purchase Agreement dated June 6, 2006 among LifTech, LLC, its owners and USA Petrovalve, Inc.
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer
32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer