Form 10QSB
period 2006-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2006-11-01
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

There were 8,818,526 shares of the issuer’s common stock, $.0001 par value, outstanding as of November 1, 2006.

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

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$374	$7,377
Accounts receivable, net	19,381	10,407
Inventories, net	14,205	10,658
Other current assets	848	234
Total current assets	34,808	28,676

Property, plant and equipment, net	16,853	9,961
Goodwill	24,465	12,388
Intangible and other assets, net	1,442	1,133
	$77,568	$52,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,651	$3,805
Accrued liabilities	7,184	3,296
Current portion of long-term debt	2,486	2,016
Deferred tax liability, current	319	319
Total current liabilities	17,640	9,436

Long-term debt, less current portion	11,689	7,277
Deferred tax liability, noncurrent	254	240
Total liabilities	29,583	16,953

Stockholders’ equity:
Common stock, $.0001 par value; 20,000,000 shares authorized; shares issued and outstanding: September 30, 2006 - 8,818,526 and December 31, 2005 - 8,317,265	1	1

Additional paid-in capital	45,024	39,744
Retained earning (accumulated deficit)	2,960	(4,540)
Total stockholders’ equity	47,985	35,205
	$77,568	$52,158

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED INCOME STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$29,196	$13,304	$67,370	$36,805

Cost of revenues	17,253	7,576	40,059	21,746
Gross profit	11,943	5,728	27,311	15,059

Expenses:
Selling, general and administrative	5,086	2,416	12,348	6,461
Depreciation and amortization	725	422	1,975	1,000
Research and development	172	163	484	441
Total expenses	5,983	3,001	14,807	7,902
Income from operations	5,960	2,727	12,504	7,157

Other income (expense):
Interest expense	(327)	(215)	(750)	(653)
Other, net	69	(1)	91	39
Total other income (expense)	(258)	(216)	(659)	(614)

Income before income taxes	5,702	2,511	11,845	6,543
Provision for income taxes	(2,193)	(741)	(4,345)	(1,317)
Net income	$3,509	$1,770	$7,500	$5,226

Basic and diluted earnings per common share:
Basic earnings per common share	$0.40	$0.24	$0.87	$0.75
Diluted earnings per common share	$0.37	$0.21	$0.81	$0.67

Weighted average common shares used in computing basic earnings per common share	8,819,544	7,387,467	8,580,745	6,976,915
Incremental common shares from stock options and warrants	610,442	955,062	653,233	865,177
Weighted average common shares used in computing diluted earnings per common share	9,429,986	8,342,529	9,233,978	7,842,092

The accompanying notes are an integral part of these consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,500	$5,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,975	1,000
Gain on sale of assets	(72)	—
Deferred tax liability	14	(187)
Change in assets and liabilities:
Restricted cash	—	37
Accounts receivable	(7,746)	(1,317)
Inventories	(1,219)	(886)
Deposits and other	(600)	(101)
Accounts payable	2,484	(1,968)
Accrued liabilities	3,882	407
Net cash provided by operating activities	6,218	2,211

Cash flows from investing activities:
Acquisition earn-out payment	—	(154)
Acquisitions, net of cash acquired	(12,763)	(7,452)
Proceeds from sale of assets	273
Other assets	(49)	(268)
Capital expenditures	(6,461)	(1,425)
Net cash used in investing activities	(19,000)	(9,299)

Cash flows from financing activities:
Issuance of stock	897	19,915
Proceeds from borrowings	22,961	9,603
Repayments of indebtedness	(18,079)	(13,416)
Payments to related parties	—	(466)
Net cash provided by financing activities	5,779	15,636

Net increase (decrease) in cash and cash equivalents	(7,003)	8,548
Cash and cash equivalents at beginning of period	7,377	285
Cash and cash equivalents at end of period	$374	$8,833

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired	$17,354	$17,411
Less cash acquired	(208)	(134)
Less debt issued	—	(7,375)
Less equity issued	(4,383)	(2,450)
Acquisition, net of cash acquired	$12,763	$7,452
Supplemental disclosure of cash flow information:
Interest paid	$655	$689
Income taxes paid	$3,685	$1,414

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

In the opinion of management, the unaudited consolidated condensed financial statements of the Company include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position as of September 30, 2006 and its results of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. The consolidated condensed statement of financial position as of December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flow for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified in the accompanying consolidated condensed financial statements to conform to the current period presentation.

Note 2 - Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes".  FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns.  The Company is evaluating the impact of adopting FIN 48.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors (“Board”), approved the acceleration of the vesting of all previously unvested stock options granted under our 2003 and 2005 Long Term Incentive Plans (the "Plans"). The vesting acceleration represents options exercisable for a total of 313,140 shares of our common stock, including a total of 175,875 shares of common stock underlying options held by our executive officers. The options have exercise prices ranging from $4.25 to $9.40 per share. The closing price of our common stock on December 22, 2005 was $18.80. The acceleration of the vesting schedule of the options was effected pursuant to Section 4(c)(x) of the Plans, which authorizes the Board, in its sole discretion, to substitute an accelerated vesting schedule for options granted under the Plans. In most instances, stock options granted under the Plans vested over a four-year period.

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

Note 3 - Acquisitions

The Company has made three acquisitions in the nine months ended September 30, 2006. On January 2, 2006, the Company purchased the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (collectively “Can-Ok”) a downhole oilfield tool company located in Chickasha, Oklahoma. On April 3, 2006, the Company purchased the tangible assets and licensed the rights to exercise the exclusive worldwide rights to a patented gas separator used in coal bed methane production from Total Well Solutions, Inc. (“TWS”). TWS markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin. On June 6, 2006, the Company purchased the assets of LifTech, LLC (“LifTech”) which markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin.

Acquisitions have been accounted for using the purchase method of accounting under SFAS No. 141 "Accounting for Business Combinations". The acquired companies' results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on the estimates of fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation within the one year anniversary of the acquisition.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The assets acquired, liabilities assumed and consideration paid were as follows (in thousands, except share data):

	Can-Ok	TWS	LifTech
	(in thousands, except share data)
Assets acquired:
Cash	$38	$—	$170
Accounts receivable	476	—	754
Inventory	85	1,565	863
Plant, property and equipment	1,972	170	291
Goodwill	4,923	2,977	3,898
Intangible and other assets	206	160	173
Total assets acquired	$7,700	$4,872	$6,149

Liabilities assumed:
Accounts payable	$394	$—	$967
Accrued liabilities	6	—	—
Total liabilities assumed	$400	$—	$967

Net assets acquired	$7,300	$4,872	$5,182

Consideration paid:
Cash	$6,775	$4,872	$1,323
Common stock	525	—	3,859
Total consideration paid	$7,300	$4,872	$5,182

Common stock shares issued	25,020	—	178,223

Note 4 - Inventories

The components of inventories as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$3,591	$2,409
Work-in-process	—	51
Finished goods	11,371	8,603
Gross inventories	14,962	11,063
Less: Slow-moving and obsolescence reserve	(757)	(405)
Inventories, net	$14,205	$10,658

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 - Property, Plant and Equipment

As of September 30, 2006 and December 31, 2005, property, plant and equipment was comprised of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Land	$523	$409
Buildings and leasehold improvements	3,636	3,026
Machinery, equipment and rental tools	11,741	7,882
Equipment in progress	3,420	464
Furniture and fixtures	240	123
Transportation equipment	1,937	1,068
Computer equipment and other	490	433
Gross property, plant and equipment	21,987	13,405
Less: Accumulated depreciation and amortization	(5,134)	(3,444)
Net property, plant and equipment	$16,853	$9,961

Note 6 — Goodwill

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 - Long-Term Debt

Long-term debt as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Senior Credit Facility
Equipment term loan	$4,667	$5,717
Real estate term loan	738	803
Revolving line of credit	6,031	—
Amendments to Senior Credit Facility
Equipment term loan	1,196	1,289
Real estate term loan	212	222
Promissory notes to stockholders of acquired businesses, maturing February 2008	813	1,004
Other	518	258
Total	14,175	9,293
Less current maturities	(2,486)	(2,016)
Long-term debt, less current portion	$11,689	$7,277

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

All Senior Credit Facility borrowings are collateralized by substantially all of our assets. Senior Credit Facility borrowings are subject to certain financial covenants and a material adverse change subjective acceleration clause. As of September 30, 2006, the Company was in compliance with all covenants.

The Company believes the fair value of its long-term debt approximates the recorded value as of September 30, 2006, as the majority of the long-term debt carries a floating interest rate based on the prime rate.

Note 8 - Common Stock

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of December 31, 2005	8,317,265
Shares issued for Can-Ok acquisition (See Note 3)	25,020
Shares issued for LifTech acquisition (See Note 3)	178,223
Warrants converted through September 30, 2006	26,490
Stock options exercised through September 30, 2006	271,528
Issued and outstanding as of September 30, 2006	8,818,526

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information necessary to calculate earnings per share for the periods presented.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share data)
Net income	$3,509	$1,770	$7,500	$5,226
Weighted-average common shares outstanding	8,819,544	7,387,467	8,580,745	6,976,915
Basic earnings per common share	$0.40	$0.24	$0.87	$0.75
Diluted earnings per common share	$0.37	$0.21	$0.81	$0.67

Weighted-average common shares outstanding	8,519,544	7,387,467	8,580,745	6,976,915
Effect of dilutive securities	610,442	955,062	653,233	865,177
Weighted-average common equivalent shares outstanding	9,429,986	8,342,529	9,233,978	7,842,092

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

Prior to the adoption of SFAS 123R, the Company accounted for stock based employee compensation under Accounting Principles Board Opinion No. 25 ”Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense is recognized in the financial statements because the exercise price of the employee stock options equals the market price of the common stock on the date of grant.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Under SFAS 123R, the Company’s compensation costs based on the fair value at the grant date for its stock options, net income and EPS would have been reduced to the following pro forma amounts for the prior comparable quarter:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	(in thousands, except share data)
Net income:
As reported	$1,770	$5,226
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(44)
Pro forma	$1,770	$5,182

Basic earnings per share:
As reported	$0.24	$0.75
Pro forma	$0.24	$0.74

Diluted earnings per share:
As reported	$0.21	$0.67
Pro forma	$0.21	$0.66

For the three and nine months ended September 30, 2006, the Company did not grant any stock options. As a result, no stock based compensation expense was recorded for the three and nine months ended September 30, 2006.

Note 11 - Income Taxes

A reconciliation of the effective income tax rate to the statutory income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Income tax (benefit) at statutory rate	34.0%	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.9	2.0	2.5	2.0
Deductible items	(0.6)	—	(0.5)	—
Change in valuation allowance	—	(6.5)	—	(15.9)
Other	2.2	—	0.7	—
Provision for income taxes	38.5%	29.5%	36.7%	20.1%

Our effective income tax rate in 2006 and 2005 differs from the federal statutory rate primarily due to state income taxes and changes in the valuation allowances due to the change in management’s estimate of the utilization of net loss carryforwards. A valuation allowance was provided against our net deferred tax assets relating to our net operating losses in the amount that management believes is more likely than not to expire unrealized based on existing carryforward abilities. Certain Internal Revenue Code provisions may limit the use of our net operating loss carryforwards. We continue to assess the limitations on our net operating loss carryforwards, if any, on future periods. We are currently evaluating our historical Canadian performance and associated filings to verify the existence and usage of our Canadian net operating losses. As of September 30, 2006, we had estimated net operating loss carryforwards of approximately $6.3 million, expiring in various amounts in 2017 through 2025.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions

The Company purchased from Phoenix E&P Technology, LLC (“Phoenix”), its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman, and Dr. Glenn Penny, our President, Chief Technical Officer and director, each have a 2 1/2% indirect ownership interest in CEP, and John Chisholm, a director of Flotek, has a 30% ownership interest in CEP. No royalties were earned during the nine months ended September 30, 2006.

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

•
The Production Products segment manufactures and markets artificial lift equipment which includes the Petrovalve line of downhole beam pump components. We have recently expanded the artificial lift capability of this segment with the acquisition of TWS in April 2006 and LifTech in June 2006. The acquired companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support coal bed methane production.

The Company evaluates performance based on several factors of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in the consolidated financial statements for the year ended December 31, 2005 and the related notes thereto included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission. Inter-segment sales are accounted for at fair value as if sales were to third parties and are eliminated in the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summarized financial information concerning the segments for the three and nine months ending September 30, 2006 and 2005 is shown in the following tables:

	Chemicals and Logistics	Drilling Products	Production Products	Corporate and Other	Total
	(in thousands)
Three months ended September 30, 2006
Net revenues to external customers	$13,608	$9,803	$5,785	$—	$29,196
Income (loss) from operations	$4,769	$1,974	$846	$(1,629)	$5,960

Three months ended September 30, 2005
Net revenues to external customers	$7,727	$5,372	$205	$—	$13,304
Income (loss) from operations	$2,243	$1,253	$(33)	$(736)	$2,727

Nine months ended September 30, 2006
Net revenues to external customers	$31,989	$26,875	$8,506	$—	$67,370
Income (loss) from operations	$10,056	$4,961	$938	$(3,451)	$12,504

Nine months ended September 30, 2005
Net revenues to external customers	$20,920	$14,978	$907	$—	$36,805
Income (loss) from operations	$5,598	$3,355	$33	$(1,829)	$7,157

Total assets by reportable segment were as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Chemicals and Logistics	$23,353	$16,417
Drilling Products	38,289	26,787
Production Products	15,176	1,233
Corporate and Other	750	7,721
Total assets	$77,568	$52,158

Note 14 - Subsequent Events

On October 5, 2006 the Company entered into a definitive agreement to purchase a 50% interest in CAVO Drilling Motors, Ltd. Co. (“CAVO”) for approximately $6 million, subject to normal closing conditions. The transaction will be funded with cash, common stock and a seller note, and is anticipated to close by the end of October. This interest in CAVO will be accounted for under the equity method.

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

We were incorporated in 1985. As of July 27, 2005 our common stock began trading on the American Stock Exchange under the stock ticker symbol “FTK”. Our headquarters are in Houston, Texas, and we have manufacturing operations in Texas, Oklahoma, Louisiana and Wyoming. We market our products domestically and internationally in over 20 countries.

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

•
The Production Products segment manufactures and markets artificial lift equipment which include the Petrovalve line of downhole beam pump components. We have recently expanded the artificial lift capability of this segment with the acquisition of the assets of Total Well Solutions, Inc. (“TWS”) in April 2006 and LifTech, L.L.C. (“LifTech”), in June 2006. The acquired companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support coal bed methane production.

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

Over the last year we have grown our sales internally and through acquisitions. During 2005 and 2006, we have entered into the following acquisitions that were outside the ordinary course of our business:

•	acquired manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens from Phoenix E&P Technology, LLC (“Phoenix”) on January 28, 2005;

•	acquired Spidle Sales and Services, Inc. (“Spidle”), a downhole tool company with rental, sales and manufacturing operations throughout the Rocky Mountains, on February 14, 2005;

•	acquired the assets of Harmon’s Machine Works, Inc. (“Harmon”), a downhole oilfield and mining tool company with manufacturing and sales operations located in Midland, Texas, on August 19, 2005;

•	acquired the assets of Precision-LOR, Ltd. (“LOR”), a drilling tool rental and inspection service provider in south Texas, on August 31, 2005;

•	acquired the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (“Can-Ok”), a drilling tool sales and rental provider in Oklahoma, Louisiana and Arkansas, on January 2, 2006;

•	acquired the assets of TWS, which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers, on April 3, 2006; and

•	acquired the assets of LifTech, which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers, on June 6, 2006.

In addition we contracted to acquire a 50% interest in CAVO Drilling Motors, Ltd. Co., which specializes in the rental, service and sale of high performance mud motors, on October 5, 2006. We continue to actively seek profitable acquisition or merger candidates in our core businesses to either decrease costs of providing products or add new products and customer base to diversify our market.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$29,196	$13,304	$67,370	$36,805
Cost of revenues	17,253	7,576	40,059	21,746
Gross profit	11,943	5,728	27,311	15,059
Gross profit %	40.9%	43.1%	40.5%	40.9%
Expenses:
Selling, general and administrative	5,086	2,416	12,348	6,461
Depreciation and amortization	725	422	1,975	1,000
Research and development	172	163	484	441
Total expenses	5,983	3,001	14,807	7,902
Income from operations	5,960	2,727	12,504	7,157
Income from operations %	20.4%	20.5%	18.6%	19.4%
Other income (expense):
Interest expense	(327)	(215)	(750)	(653)
Other, net	69	(1)	91	39
Total other income (expense)	(258)	(216)	(659)	(614)

Income before income taxes	5,702	2,511	11,845	6,543
Provision for income taxes	(2,193)	(741)	(4,345)	(1,317)
Net income	$3,509	$1,770	$7,500	$5,226

Consolidated - Comparison of Three Months Ended September 30, 2006 and 2005

Total revenues increased by $15.9 million or 119.5% in the third quarter of 2006 versus 2005. Acquisitions accounted for $7.1 million of the increase, with the remaining $8.8 million coming from internal revenue growth within the Chemical and Logistics segment and the established Drilling Products segment.

Gross profit increased by $6.2 million or 108.5% in the third quarter of 2006 versus 2005. Acquisitions accounted for $2.0 million of the increase. Gross profit as a percentage of sales decreased from 43.1% in the third quarter of 2005 to 40.9% in the third quarter of 2006. Gross profit is best analyzed on a segment by segment basis, as gross profit varies among operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $5.1 million in the third quarter of 2006 versus $2.4 million in the third quarter of 2005. The acquisitions noted above accounted for $1.1 million of the increase. We also incurred $0.6 million in professional fees in connection with a potential acquisition in the Drilling Products segment. Negotiations on the acquisition were terminated on August 22, 2006. The balance of the increase is primarily due to increased sales and field support costs in the Chemical and Logistics segment and increased administrative staff and professional fees associated with expanding the Company.

Depreciation and amortization increased from $0.4 million in the third quarter of 2005 to $0.7 million in the third quarter of 2006 due to the increased levels of property, plant and equipment. The increase in property, plant and equipment was primarily due to the addition of assets associated with the drilling tool acquisitions noted above.

A provision for income taxes of $2.2 million was recorded in the third quarter of 2006. An effective tax rate of 38.5% was applied in the third quarter of 2006 versus 29.5% in the third quarter of 2005, resulting in a $1.5 million increase in the tax provision quarter over quarter. The significant increase in taxes is a result of the release of valuation allowances previously offsetting the net operating losses, an increase in our projected federal statutory rate based on estimated income levels, and an increase in our estimated state income tax liability. The Company’s remaining NOL’s are subject to limitations and are not expected to significantly reduce our effective tax rate going forward. The provision was made for estimated federal income tax, state income tax and alternative minimum tax, which cannot be offset by our NOL carryforwards.

Consolidated - Comparison of Nine Months Ended September 30, 2006 and 2005

Total revenues increased by $30.6 million or 83.0% in the first nine months of 2006 versus 2005. Acquisitions accounted for $14.1 million of the increase in revenues, with the remaining $16.5 million coming from internal revenue growth within the Chemical and Logistics segment and the Drilling Products segment.

Gross profit increased by $12.3 million or 81.4% in the first nine months of 2006 versus 2005. The acquisitions noted above accounted for $4.3 million of the increase. Gross profit as a percentage of sales decreased from 40.9% in the first nine months of 2005 to 40.5% in the first nine months of 2006. The gross profit is best analyzed on a segment by segment basis, as gross profit varies between operating segments and can vary significantly from year to year in certain operating segments.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $12.3 million in the first nine months of 2006 versus $6.5 million in the first nine months of 2005. The acquisitions noted above accounted for $3.1 million of the increase. We also incurred $0.6 million in professional fees in connection with a potential acquisition in the Drilling Products segment. Negotiations on the acquisition were terminated August 22, 2006. The balance of the increase is primarily due to increased sales and field support costs in the Chemical and Logistics segment and increased administrative costs and professional fees.

Depreciation and amortization increased from $1.0 million in the first nine months of 2005 to $2.0 million in the first nine months of 2006 due to the increased levels of property, plant and equipment. The increase in property, plant and equipment was primarily due to the addition of assets associated with the drilling tool acquisitions noted above.

A provision for income taxes of $4.3 million was recorded in the first nine months of 2006. An effective tax rate of 36.7% was applied in the first nine months of 2006 versus 20.1% in the first nine months of 2005, resulting in a $3.0 million increase in the tax provision. The significant increase in taxes is a result of the release of valuation allowances previously offsetting the net operating losses, an increase in our projected federal statutory rate based on estimated income levels, and an increase in our estimated state income tax liability. The Company’s remaining NOL’s are subject to limitations and are not expected to significantly reduce our effective tax rate going forward. The provision was made for estimated federal income tax, state income tax and alternative minimum tax, which cannot be offset by our NOL carryforwards.

Results by Segment

Chemicals and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$13,608	$7,727	$31,989	$20,920
Gross profit	$6,332	$3,181	$14,004	$8,287
Gross profit %	46.5%	41.2%	43.8%	39.6%

Operating income	$4,769	$2,243	$10,056	$5,598
Operating margin %	35.0%	29.0%	31.4%	26.8%

Chemicals and Logistics - Comparison of Three Months Ended September 30, 2006 and 2005

Chemical and Logistics revenues increased $5.9 million or 76.1% in the third quarter of 2006 compared to 2005. The increase in revenue is a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant sales growth occurred in the Rocky Mountains and the Permian Basin.

The majority of revenue growth is attributed to increased sales of our line of biodegradable environmentally benign ‘green’ chemicals which grew from $2.1 million in the third quarter of 2005 to $6.8 million in the third quarter of 2006. International sales dropped from 23.9% in the third quarter of 2005 to 10.6% in the third quarter of 2006.

Gross profit as a percentage of revenues increased from 41.2% in the third quarter of 2005 to 46.5% in the third quarter of 2006. The increase in gross profit is due to price increases, a reduction in cost of goods as a percentage of total revenues and increased revenues from our higher margin proprietary chemicals. Managing chemical feedstock and transportation prices and passing the increase in the costs on to our customers are critical to maintain our gross profits. We are nearing completion of a 30,000 square foot expansion to our production facilities which will triple our production capabilities and allow us to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Operating income increased from $2.2 million in the third quarter of 2005 to $4.8 million in the third quarter of 2006. The operating profit as a percentage of revenue increased from 29.0% to 35.0%, respectively.

Chemicals and Logistics - Comparison of Nine Months Ended September 30, 2006 and 2005

Chemical and Logistics revenues increased $11.1 million or 52.9% in the nine months ended September 30, 2006 compared to 2005. The increase in revenue is a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant sales growth occurred in the Rocky Mountains and Mid-Continent regions for the nine months ended September 30, 2006 as compared to 2005.

The majority of revenue growth is attributed to increased sales of our line of biodegradable environmentally benign ‘green’ chemicals which grew from $5.6 million in the first three quarters of 2005 to $14.5 million in the first three quarters of 2006. International sales decreased as a percentage of sales from 16.3% in the nine months ended September 30, 2005 to 10.3% in the nine months ended September 30, 2006.

Gross profit as a percentage of revenues increased from 39.6% in the first three quarters of 2005 to 43.8% for the same period in 2006. The increase in gross profit is due to price increases and a reduction in cost of goods as a percentage of total revenues. Managing chemical feedstock and transportation prices and passing the increase in the costs on to our customers are critical to maintain our gross profits. We are nearing completion of a 30,000 square foot expansion to our production facilities which will triple our production capabilities and allow us to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Operating income increased from $5.6 million in the first three quarters of 2005 to $10.1 million in the first three quarters of 2006, and the operating income percentage increased from 26.8% to 31.4%, respectively.

Drilling Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$9,803	$5,372	$26,875	$14,978
Gross profit	$4,085	$2,444	$11,227	$6,290
Gross profit %	41.7%	45.5%	41.8%	42.0%

Operating income	$1,974	$1,253	$4,961	$3,355
Operating margin %	20.1%	23.3%	18.5%	22.4%

Drilling Products - Comparison of Three Months Ended September 30, 2006 and 2005

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

Drilling Products revenues increased $4.4 million in the third quarter of 2006 compared to the third quarter of 2005. The acquisitions noted above accounted for $1.4 million of this increase. The remaining increase in sales was due primarily to increased downhole centralizers sales both domestically and internationally.

Gross profit increased $1.6 million in the third quarter of 2006 compared to 2005. The acquisitions noted above accounted for $0.6 million of this increase. Gross profit as a percentage of sales decreased from 45.5% in the third quarter of 2005 to 41.7% in the third quarter of 2006. The decrease in gross profit as a percentage of revenues relates to inventory price volatility and equipment sub-rental costs. The gross profit in the third quarter was 4.3 percentage points higher than in the second quarter

Operating income increased from $1.3 million for the third quarter of 2005 to $2.0 million for the third quarter of 2006.

Drilling Products - Comparison of Nine Months Ended September 30, 2006 and 2005

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

Drilling Products revenues increased $11.9 million in the first three quarters of 2006 compared to 2005. The acquisitions noted above accounted for $6.1 million of this increase. The remaining increase in sales was due to increased downhole centralizers sales both domestically and internationally and increased sales in the Rockies.

Gross profit increased $4.9 million for the period ended September 30, 2006 compared to 2005. The acquisitions noted above accounted for $2.4 million of this increase. Gross profit as a percentage of sales declined slightly from 42.0% in the first three quarters of 2005 to 41.8% in the first three quarters of 2006.

Operating income increased by $1.6 million for the nine months ended September 30, 2006 compared to 2005.

Production Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$5,785	$205	$8,506	$907
Gross profit	$1,526	$102	$2,080	$483
Gross profit %	26.4%	49.9%	24.5%	53.2%

Operating income	$846	$(33)	$938	$33
Operating margin %	14.6%	(16.1)%	11.0%	3.6%

Production Products - Comparison of Three Months Ended September 30, 2006 and 2005

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

Production revenues were $5.8 million in the third quarter of 2006 versus $0.2 million in the third quarter of 2005. Acquisitions accounted for $5.6 million of the increase. Gross profit increased $1.5 million due to the acquisitions. The gross margin percentage decreased from 49.9% in the third quarter of 2005 to 26.4% in the third quarter of 2006. The decrease in gross margin as a percentage of revenues is due to a shift in sales mix. The product sales associated with the two acquisitions are lower margin product sales compared to our existing Petrovalve sales.

The gross margin in the third quarter was 6.1 percentage points higher than in the second quarter. We believe we can continue to improve the gross margins of the acquisitions primarily through better supply chain management.

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

Production Products - Comparison of Nine Months Ended September 30, 2006 and 2005

Production revenues were $8.5 million in the first three quarters of 2006 versus $0.9 million in 2005. Acquisitions accounted for $8.0 million of the increase. Revenues for the Petrovalve line declined as the first three quarters of 2005 included a large sale to a customer in Russia. The gross margin percentage decreased significantly from 53.2% in the nine months ended September 30, 2005 to 24.5% in the same period of 2006, as a result of lower margins on domestic sales versus international sales, and the impact of the acquisitions.

The decrease in gross margin as a percentage of revenues is due to a shift in sales mix. The product sales associated with the two acquisitions are lower margin product sales compared to our existing Petrovalve sales. Management is negotiating more favorable product contracts for the acquired businesses to improve margins on pump and separator sales.

Capital Resources and Liquidity

Capital resources and liquidity continued to improve during the nine months ended September 30, 2006 compared to the same period in 2005. During the nine months ending September 30, 2006 we generated net income of $7.5 million based on a 36.7% effective tax rate, versus a 20.1% effective tax rate for the same period in 2005. Cash flows from operations were $6.2 million in the nine months ended September 30, 2006 versus $2.2 million for the same period in 2005. The improvement in cash flow from operations is a direct result of improved operating results offset by increased estimated tax payments based on the projected increase in our estimated effective tax rate. The decrease in cash and cash equivalents of $7.0 million for the nine months ended September 30, 2006 was primarily a result of the acquisition of Can-Ok, TWS and LifTech.

Net working capital increased $3.2 million in the nine months ended September 30, 2006 versus a net increase of $3.8 million for the same period in 2005. The increase in cash provided by operating activities during the nine months ended September 30, 2006 was driven by a net $6.4 million increase in accounts payable and accrued liabilities offset by a $7.7 million increase in receivables and a $1.2 million increase in inventory.

Capital expenditures for the nine months ended September 30, 2006 totaled approximately $6.5 million. During the nine months ended September 30, 2006, we purchased approximately $2.4 million in rental equipment for our Drilling Products segment and invested approximately $2.1 million to expand our manufacturing plant and research and laboratory facilities within our Chemicals and Logistics segment.

As amended August 19, 2005, our Senior Credit Facility consists of a revolving line of credit, two equipment term loans and two real estate term loans. Our bank borrowings are collateralized by substantially all of our assets. On August 8, 2006, the Company again amended the Senior Credit Facility. The maturity date and the maximum amount that may be outstanding were amended on the revolving line of credit. The amended revolving line of credit provides for borrowing through August 8, 2009. The maximum amount that may be outstanding was increased to the lesser of (a) $10.0 million (a $4.0 million increase from the August 2005 amended revolving line of credit of $6.0 million), or (b) the sum of 80% of eligible domestic trade receivables and 50% of eligible inventory, as defined. Based on the new maturity date, the current revolving line of credit is classified as long-term debt. As of September 30, 2006, we had $6.0 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of September 30, 2006 we were in compliance with all covenants.

We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. Common stock issued during the nine months ended September 30, 2006 is described below:

•	In the acquisition of Can-Ok in January 2006, we issued 25,020 shares of common stock.
•	In the acquisition of LifTech in April 2006, we issued 178,223 shares of common stock.
•	Warrants to purchase 26,490 shares were exercised with proceeds of approximately $0.3 million paid to the Company.
•	Stock options to purchase 271,528 shares were exercised by officers, directors and employees with proceeds of approximately $0.6 million paid to the Company.

Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes".  FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Company no later than January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns.  The Company is evaluating the impact of adopting FIN 48.

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

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors (“Board”), approved the acceleration of the vesting of all previously unvested stock options granted under our 2003 and 2005 Long Term Incentive Plans (the "Plans"). The vesting acceleration represents options exercisable for a total of 313,140 shares of our common stock, including a total of 175,875 shares of common stock underlying options held by our executive officers. The options have exercise prices ranging from $4.25 to $9.40 per share. The closing price of our common stock on December 22, 2005 was $18.80. The acceleration of the vesting schedule of the options was effected pursuant to Section 4(c)(x) of the Plans, which authorizes the Board, in its sole discretion, to substitute an accelerated vesting schedule for options granted under the Plans. In most instances, stock options granted under the Plans vested over a four-year period.

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

Item 3.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that, as of the date of this report, our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including the Certifying Officers, to allow for timely decisions regarding required disclosure. Since the date of this report, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the date of this report.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	Membership Interest Purchase Agreement dated October 5, 2006 between Turbeco, Inc. and the owner of a 50% interest in CAVO Drilling Motors, Ltd Co.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman and Chief Executive Officer

By:	/s/ Lisa Meier
Lisa Meier
Chief Financial Officer

November 1, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Membership Interest Purchase Agreement dated October 5, 2006 between Turbeco, Inc. and the owner of a 50% interest in CAVO Drilling Motors, Ltd Co.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer