Form 10-K
period 2006-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2007-03-16
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-13270

FLOTEK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Empire Central Drive, Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 849-9911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common Stock, $0.0001 par value	American Stock Exchange

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $87,611,000 as of the last business day of the Registrant’s recently completed second fiscal quarter June 30, 2006. As of March 12, 2007, the Registrant had 9,011,472 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 annual meeting of shareholders have been incorporated by reference into Part II and III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our current belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. We try, whenever possible, to identify these statements by using words such as “anticipate,” “believe,” “should,” “estimate,” “expect,” “plan,” “project” and similar expressions. We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

ii

PART I

Item 1.	Business.

General

Flotek Industries, Inc. is a diversified global supplier of drilling and production related products and services to the energy and mining industries. Our core focus is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools. Flotek offers its products primarily through its sales organizations, as well as through independent distributors and agents. Flotek was founded in 1985 and is headquartered in Houston, Texas. On July 27, 2005, our common stock began trading on the American Stock Exchange (“AMEX”) under the stock ticker symbol “FTK”. Prior to this date, our common stock was traded on the OTC Bulletin Board under the stock ticker symbol, “FLTK” or “FLTK.OB”. Our website is located at http://www.flotekind.com. Information contained in our website or links contained on our website are not part of this filing. As used herein, “Flotek,” “Company,” “we,” “our” and “us” may refer to Flotek Industries, Inc. and/or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

Historical Development

Flotek was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we approved a change in our corporate domicile to the state of Delaware and a reverse stock split of 120 to 1. On October 31, 2001, we completed a reverse merger with CESI Chemical, Inc. (“CESI”). Since that date, we have entered into the following acquisitions that were outside the ordinary course of our business:

•	acquired IBS 2000, Inc., a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry, on February 19, 2002,

•	acquired manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens from Phoenix E&P Technology, LLC on January 28, 2005,

•	acquired Spidle Sales and Services, Inc. (“Spidle”), a downhole tool company with rental, sales and manufacturing operations throughout the Rocky Mountains, on February 14, 2005,

•	acquired the assets of Harmon’s Machine Works, Inc. (“Harmon”), a downhole oilfield and mining tool company with manufacturing and sales operations located in Midland, Texas, on August 19, 2005,

•	acquired the assets of Precision-LOR, Ltd. (“LOR”), a drilling tool rental and inspection service provider in South Texas, on August 31, 2005,

•	acquired the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (collectively “Can-Ok”) a downhole oilfield tool company located in Chickasha, Oklahoma on January 2, 2006,

•

acquired the tangible assets and licensed the rights to exercise the exclusive worldwide rights to a patented gas separator used in coal bed methane production in the Powder River Basin from Total Well Solutions, LLC. (“TWS”) on April 3, 2006,

•

acquired the assets of LifTech, LLC (“LifTech”) which markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin on June 6, 2006,

•	acquired the assets of Triumph Drilling Tools, a downhole tool company with rental, inspection and manufacturing operations throughout the Gulf Coast and Mid-Continent regions, on January 4, 2007,

•	acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. on January 31, 2007, a downhole mud-motor company with domestic rentals and international sales operations.

Description of Operations

Our reportable segments are strategic business units that offer various products and services. Each business segment requires different technology and marketing strategies, and is managed independently. All three segments market products domestically and internationally.

Chemicals and Logistics

The specialty chemical division offers a full spectrum of oilfield specialty chemicals used for drilling, cementing, stimulation, and production. The specialty chemical division provides chemical technology solutions to maximize recovery from both new and mature fields. Two laboratories focus on design, development and testing of new chemical formulations and enhancement of existing products, often in cooperation with our customers. The development of specialty chemicals with enhanced performance characteristics to withstand a wide range of downhole pressures, temperatures and other well-specific conditions is key to the success of this business unit.

The customer base for the specialty chemical business is primarily oil and gas pumping service companies, including both major and independent oilfield service companies. The segment manufactures its products in Oklahoma and The Netherlands. We distinguish ourselves through the strength of our innovative and proprietary products, dedication to product quality and superior customer service. The division’s products provide measurable productivity increases and solutions to environmental problems.

Our logistics division designs, project manages and operates automated bulk material handling and loading facilities for oilfield service companies. The domestic customer base for this segment consists of one major independent oilfield service company which specializes in pressure pumping, cementing and stimulation services. We also contract with international customers to design and project manage the construction of bulk handling facilities. Our client’s bulk facilities handle oilfield products including sand and other materials for well fracturing operations, dry cement and additives for oil and gas well cementing, and supplies and materials used in oilfield operations which we blend to specification.

Drilling Products

The Drilling Products segment is a leading provider of downhole drilling tools used in the oilfield, mining, water-well and industrial drilling sectors. We manufacture, sell, rent and inspect specialized equipment for use with drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and geographic scope of operations so that we now conduct operations throughout the United States and in select international market areas. Our rental tools include stabilizers, drill collars, reamers, wipers, jars and mud-motors.

Our sales efforts include centralizers and bits. We manufacture a line of fixed, rigid and integral joint centralizers used in oil and gas well cementing programs to increase the effectiveness of such operations. In addition, we market a wide variety of drill bits including tricone and PDC bits.

Our customers in the Drilling Products segment are primarily oil and gas exploration and production companies, including major oil companies, which own producing oil and gas wells and are involved in the drilling and cementing of oil and gas wells. Marketing for our products is focused primarily in the Gulf of Mexico, Mid-Continent and Rocky Mountain regions of the United States, with international sales conducted through agents.

Artificial Lift

The Artificial Lift (renamed from “Production Products”) segment provides pumping system components including electric submersible pumps (ESP), gas separators, production valves and services. Our products address the needs of coal bed methane, traditional gas and heavy crude production. The majority of our products are manufactured in China and assembled and distributed domestically. Our customers are primarily domestic and international oil and gas exploration and production companies.

Product Demand and Marketing

The demand for our products and services is generally correlated to the level of oil and gas drilling activity, workover activity and gas production levels, both in the United States and internationally. We market our products primarily through direct sales to our customers through Company managers and sales employees. We have established customer relationships which provide for repeat sales. The majority of our marketing is currently conducted within the United States. However, we have been expanding our international sales efforts and we expect international sales to continue to increase. Internationally, we operate primarily through agents in Canada, Mexico, Central and South America, the Middle East, Asia and Russia.

Customers

The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Although we are not dependent on one or a few major customers, five customers accounted for approximately 30% of consolidated revenue for the year ended December 31, 2006, 32% of consolidated revenue for the year ended December 31, 2005 and 47% of consolidated revenue for the year ended December 31, 2004. The majority of these sales were in the Chemicals and Logistics segment and collectively accounted for approximately 47% of revenue for the segment for the year ended December 31, 2006, 49% of revenue for this segment for the year ended December 31, 2005 and 57% of revenue for this segment for the year ended December 31, 2004. One customer of the five accounted for approximately 8% of consolidated revenue for the year ended December 31, 2006. The same customer accounted for approximately 15% of revenue of our Chemicals and Logistics segment for the year ended December 31, 2006.

Research and Development

We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. We incurred $0.7 million, $0.6 million and $0.3 million in research and development expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Intellectual Property

We have followed a policy of seeking patent protection both within and outside the United States for products and methods that appear to have commercial significance and qualify for patent protection. The decision to seek patent protection considers whether such protection can be obtained on a cost-effective basis and is likely to be effective in protecting our commercial interests. We believe our patents and trademarks, together with our trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect our intellectual property and provide for the continued operation of our business. We maintain patents on our production valve design and casing centralizer design, and trade secrets and pending patents on certain specialty chemicals.

Competition

Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in our three segments are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production. The regions in which we operate are highly competitive. The competitive environment has intensified as recent mergers among oil and gas companies have reduced the number of available customers. Many other oil and gas service companies are larger than we are and have greater resources than we have. These competitors are better able to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect our revenue and profitability. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may cause our business to suffer. We believe that competition for contracts will continue to be intense in the foreseeable future.

Raw Materials

The Chemical and Logistics segment’s operations purchase their principal raw material and chemical feed stocks on the open market. Collection and transportation of these raw materials to the Company’s facilities can be adversely affected by extreme weather conditions. Prices for the chemical feed stocks also vary in relation to the general business cycle and global demand. The Drilling Products and Artificial Lift segments purchase their principal raw material and steel on the open market. Except for a few chemical additives, the raw materials are available in most cases from several suppliers at market prices. We use multiple suppliers, both domestically and internationally, for our key raw materials purchases.

Government Regulations

We are subject to federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries in which we do business. We strive to comply fully with these requirements and are not aware of any material instances of noncompliance. Many of the products within our Chemicals and Logistics segment are considered hazardous or flammable. If a leak or spill occurs in connection with our operations, we could incur material costs, net of insurance, to remediate any resulting contamination.

Employees

As of December 31, 2006, we employed 253 employees, of which 246 were full-time and 7 were part-time. None of our employees are covered by collective bargaining agreements.

Item 1A.	Risk Factors.

This document and our other filings with the Securities and Exchange Commission (the “SEC”), and other materials released to the public contain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements may discuss our prospects, expected revenue, expenses and profits, strategies for our operations and other subjects, including conditions in the oilfield service and oil and natural gas industries and in the United States and international economy in general.

Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of our forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors discussed below.

Risks Related to Our Business

We may pursue strategic acquisitions, which could have an adverse impact on our business.

Our business strategy includes growing our business through strategic acquisitions of complementary businesses. Acquisitions that we may make in the future may entail a number of risks that could adversely affect our business and results of operations. The process of negotiating potential acquisitions or integrating newly acquired businesses into our business could divert our management’s attention from other business concerns and could be expensive and time consuming. Acquisitions could expose our business to unforeseen liabilities or risks associated with entering new markets or businesses. Consequently, we might not be successful in integrating our acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention and resources. Even if we are successful in integrating our acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expect from such acquisitions, which may result in the commitment of capital resources without the anticipated returns on such capital. In addition, we may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. Competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We also must meet certain financial covenants in order to borrow money under our senior credit facility to fund future acquisitions and to borrow for other purposes which, if not met, could prevent us from making future acquisitions.

If we do not manage the potential difficulties associated with expansion successfully, our operating results could be adversely affected.

We have grown over the last several years through internal growth and strategic acquisitions of other businesses and assets. We believe our future success depends in part on our ability to manage the growth we have experienced. The following factors could present difficulties to our business going forward:

•	lack of sufficient experienced management personnel;

•	increased administrative burdens; and

•	increased logistical problems common to large, expansive operations.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected. In addition, we may have difficulties managing the increased costs associated with our growth, which could adversely affect our operating margins. The historical financial information incorporated by reference herein is not necessarily indicative of the results that we would have achieved had we operated the companies we recently acquired under a fully integrated corporate structure or the results that we may realize in the future.

Our business depends primarily on domestic spending by the oil and gas industry, and this spending and our business may be adversely affected by industry conditions that are beyond our control.

We depend primarily on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and gas in the United States. Customers’ expectations for lower market prices for oil and gas may curtail spending thereby reducing demand for our products and services. Industry conditions in the United States are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and international economic conditions, political instability in oil and gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent effect on exploration and production activity could adversely affect the level of drilling and production activity by some of our customers. This reduction may cause a decline in the demand for, or adversely affect the price of, our products and services. Reduced discovery rates of new oil and gas reserves in our market areas could also have a negative long-term impact on our business, even in an environment of stronger oil and gas prices, to the extent existing production is not replaced or the number of drilling and producing wells declines because of substantial depletion of existing domestic reserves or the availability of cheaper reserves outside the United States. In addition, domestic demand for oil and gas may be uniquely affected by public attitudes in the United States regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels and taxation of oil and gas and “excess profits” of oil and gas companies, and the potential changes in federal and state regulation and policy that may result from such public attitudes.

Our future success and profitability may be adversely affected if we or our suppliers fail to develop and introduce new and innovative products and services that appeal to our customers.

The oil and gas drilling industry is characterized by continual technological developments that have resulted in, and likely will continue to result in, substantial improvements in the scope and quality of oilfield chemicals, drilling and artificial lift products and services and product function and performance. As a result, our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products and services in order to address the increasingly sophisticated needs of our customers and anticipate and respond to technological and industry advances in the oil and gas drilling industry in a timely manner. If we or our suppliers fail to successfully develop and introduce new and innovative products and services that appeal to our customers, or if new market entrants or our competitors offer such products and services, our revenue and profitability may suffer.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. For example, our senior credit facility restricts our ability to incur additional indebtedness and requires us to meet certain financial covenants in order to borrow money, including borrowings to fund future acquisitions, a key component of our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

If we lose the services of key members of our management, we may not be able to manage our operations and implement our growth strategy effectively.

We will depend on the continued service of Jerry D. Dumas, age 71, our Chairman and Chief Executive Officer, who possesses significant expertise and knowledge of our business and industry. We do not have an employment agreement with Mr. Dumas, nor do we carry key man life insurance on him. Any loss or interruption of the services of Mr. Dumas could significantly reduce our ability to manage effectively our operations and implement our growth strategy, and we cannot assure you that we would be able to find appropriate replacements should the need arise.

Our current insurance policies may not be adequate to protect our business from all potential risks.

Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, oil and chemical spills and other hazards. These conditions can cause personal injury or loss of life, damage to property, equipment and the environment, and suspension of oil and gas operations of our customers. Litigation arising from a catastrophic occurrence at a location where our equipment, products or services are being used may result in us being named as a defendant in lawsuits asserting large claims. We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on our business, financial condition and results of operations.

We are subject to complex federal, state and local laws and regulations that could adversely affect our operations.

Our operations are subject to federal, state and local laws and regulations relating to protection of natural resources and the environment, health and safety, waste management and transportation of waste and other materials. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are amended or reinterpreted, or if new laws and regulations become applicable to our operations. Such amendments or reinterpretations of existing laws or regulations and the adoption of new laws or regulations could curtail exploratory or developmental drilling for and production of oil and gas which, in turn, could limit demand for our products and services. In addition, under these laws and regulations, we may become liable for penalties, damages or costs of remediation which could increase our costs of doing business.

We are subject to environmental laws and regulations which expose us to costs and liabilities that could have a material adverse effect on our business, financial condition and results of operation.

Our Chemicals and Logistics segment includes chemical manufacturing, packaging, handling and delivery operations that pose risks of environmental liability that could result in fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations also may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders.

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and gas and could severely limit opportunities to sell the Company’s products and services. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations, could be substantial and could have a material adverse effect on our financial condition.

If we are unable to adequately protect our intellectual property rights our business is likely to be adversely affected.

We rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our proprietary rights. Although we believe that those measures, together with our trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect our intellectual property and provide for the continued operation of our business, it is uncertain that the measures we have taken or may take in the future will prevent misappropriation of our proprietary information or that others will not independently develop similar products or services, design around our proprietary or patented technology or duplicate our products or services.

We and our customers are subject to risks associated with doing business outside of the United States which may expose us to political, foreign exchange and other uncertainties.

During the years ended December 31, 2006, 2005 and 2004, approximately 7%, 16% and 14%, respectively, of our consolidated revenue was derived from the sale of products for use outside of the United States. Accordingly, we and our customers are subject to certain risks inherent in doing business outside of the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation or nationalization, currency devaluation, foreign exchange control and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation. Collections and recovery of rental tools from international customers and agents may also prove more difficult due to the uncertainties of foreign law and judicial procedure. We may therefore experience significant difficulty resulting from the political or judicial climate in countries in which we operate or in which our products are used. In addition, from time to time the United States has passed laws and imposed regulations prohibiting or restricting trade with certain nations.

Although most of our international revenue is derived from transactions denominated in United States dollars, we have conducted and likely will continue to conduct some business in currencies other than the United States dollar. We currently do not hedge against foreign currency fluctuations. Accordingly, our profitability could be affected by fluctuations in foreign exchange rates. We have no assurance that future laws and regulations will not materially adversely affect our international business.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on our operations and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. Our efforts to maintain our internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective controls, or difficulties encountered in their implementation or other effective improvement of our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Risks Related to Our Industry

Volatility or decline in oil and natural gas prices may result in reduced demand for our products and services which may adversely affect our business, financial condition and results of operation.

The markets for oil and natural gas have historically been extremely volatile. We anticipate that these markets will continue to be volatile in the future. Although oil and gas prices have increased significantly in recent years, there can be no guarantees that these prices will remain at current levels. Such volatility in oil and gas prices, or the perception by our customers of unpredictability in oil and natural gas prices, affects the spending patterns in our industry. The demand for our products and services is, in large part, driven by current and anticipated oil and gas prices and the related general levels of production spending and drilling activity. In particular, volatility or a decline in oil and gas prices may cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for our products and services and may cause lower prices for our products and services. As a result, volatility or a prolonged decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

Competition from new and existing competitors within our industry could have an adverse effect on our results of operations.

The oil and gas industry is highly competitive and fragmented. Our principal competitors include numerous small companies capable of competing effectively in our markets on a local basis as well as a number of large companies that possess substantially greater financial and other resources than we do. Our larger competitors may be able to devote greater resources to developing, promoting and selling their products and services. We may also face increased competition due to the entry of new competitors including current suppliers that decide to sell their products and services directly. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which may have an adverse effect on our margins and results of operations.

Our industry has experienced a high rate of employee turnover. Any difficulty we experience attracting or retaining personnel could adversely affect our business.

We operate in a highly competitive industry for securing qualified personnel with the required technical skills and experience. Our services require skilled personnel who can perform physically demanding work. Due to industry volatility and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wages that are competitive with ours. As a result, we may not be able to find enough labor to meet our needs, which could limit our growth. In addition, the cost of attracting and retaining qualified personnel has increased over the past several years due to competition, and we expect it will continue to increase in the future. In order to attract and retain qualified personnel we may be required to offer increased wages and benefits. If we are not able to increase the prices of our products and services to compensate for increases in compensation, or if we are unable to attract and retain qualified personnel, our operating results could be adversely affected.

Severe weather could have a material adverse impact on our business.

Our business could be materially and adversely affected by severe weather. Hurricanes, tropical storms, blizzards and cold weather and other weather hazards may cause the curtailment of services, damages to our equipment and facilities, interruptions in the transportation of our products and materials in accordance with contract schedules and loss of productivity. If our customers are unable to operate or are required to reduce their operations due to severe weather, and as a result curtail the purchases of our products and services, our business could be materially adversely affected.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. We may experience loss of business or delays or defaults in payments from payers that have been affected by actual or potential terrorist activities. In addition, such activities could reduce the overall demand for oil and natural gas which, in turn, could reduce the demand for our products and services. We have implemented certain security measures in response to the threat of terrorist activities. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to execute our business strategy.

Risks Related to Our Indebtedness

Our senior credit facility contains certain covenants that may limit our flexibility and prevent us from taking certain actions, which could adversely affect our ability to execute our business strategy.

Our senior credit facility includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. These covenants, among other things, limit our ability, without the consent of the lender, to:

•	incur certain types and amounts of additional debt;

•	consolidate, merge or sell our assets or materially change the nature of our business;

•	pay dividends on capital stock and make restricted payments;

•	make voluntary prepayments, or materially amend the terms, of subordinated debt;

•	enter into certain types of transactions with affiliates;

•	make certain investments;

•	make certain capital expenditures; and

•	incur certain liens.

These covenants may restrict our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. Our senior credit facility also requires us to maintain certain financial ratios and satisfy certain financial conditions, several of which may require us to reduce our debt or take some other action in order to comply with the covenants. If we fail to comply with these covenants, we could be in default. In the event of a default, our lender could elect to declare all the amounts borrowed, together with accrued and unpaid interest, to be due and payable. In addition, the lender could elect to terminate its commitment to us, and we or one or more of our subsidiaries could be forced into liquidation or bankruptcy. Any of the foregoing consequences could restrict our ability to execute our business strategy.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Due to an extensive capital expenditure program in 2006 we exceeded the indebtedness covenant, fixed charge coverage ratio and capital expenditures limit set forth in our senior credit facility in 2006. We obtained waivers from our principal lender of those covenants on September 30, 2006 and redefined the covenant limits based on an expanded capital expenditures program. Our ability to generate sufficient cash flows from operations to make scheduled payments on these debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory and industry factors, many of which are beyond our control. If we are unable to generate sufficient cash flows or otherwise obtain the funds required to make principal and interest payments on our indebtedness, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise to meet our debt obligations. Our inability to generate sufficient cash flows to satisfy such obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Common Stock

The market price of our common stock could drop significantly following sales of substantial amounts of our common stock in the public markets.

We are unable to predict the amount or timing of sales by the selling shareholders of our common stock, but sales of substantial amounts in the public market could lower the market price of our stock.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has historically been subject to significant fluctuations. The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

•	variations in our quarterly results of operation;

•	changes in market valuations of companies in our industry;

•	fluctuation in stock market prices and volume;

•	fluctuation in oil and natural gas prices;

•	issuance of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of new business, acquisitions or joint ventures.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the prices of the common stock of many companies, including companies in our industry. The changes often occur without regard to specific operating performance. The price of our common stock could continue to fluctuate based upon factors that have little to do with our company, and these fluctuations could materially reduce our stock price. Class action lawsuits have frequently been brought against companies following periods of volatility in the market price of their common stock. If we become involved in this type of litigation it could be expensive and divert management’s attention and company resources, which could have a material adverse effect on our business, financial condition and results of operation.

An active market for our common stock may not continue to exist or may not continue to exist at current trading levels.

Our common stock is quoted on the American Stock Exchange. While there is currently one specialist in our common stock, this specialist is not obligated to continue to make a market in our common stock. In the event it does not continue to make a market in our common stock, the liquidity of our common stock could be adversely impacted and a stockholder could have difficulty obtaining accurate stock quotes. Trading volume for our common stock has historically been low. Despite the increase in the number of shares of common stock publicly held as a result of a private placement in 2005 and the exercise of warrants, we cannot assure you that an active trading market for our common stock will develop or be sustained.

We have no plans to pay dividends on our common stock, and therefore, investors will have to look to stock appreciation for return on their investments.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Certain covenants of our senior credit facility restrict the payment of dividends without the prior written consent of the lenders. Investors must rely on sales of their common stock after price appreciation, which may never occur, in order to realize a return on their investment.

Certain anti-takeover provisions of our charter documents and under Delaware law could discourage or prevent others from acquiring our company, which may adversely affect the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that:

•

permit us to issue, without stockholder approval, up to 100,000 shares of preferred stock, in one or more series and, with respect to each series, to fix the designation, powers, preferences and rights of the shares of the series;

•	limit the ability of stockholders to act by written consent or to call special meetings;

•	prohibit cumulative voting;

•	prohibit stockholders from amending or repealing the bylaws;

•	require advance notice for stockholder proposals and nominations for election to the board of directors to be acted upon at meetings of stockholders.

In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of our stock that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. Our board of directors could choose not to negotiate with an acquirer that it did not feel was in our strategic interest. If the acquirer were discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

Future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.

The company may in the future issue its previously authorized and unissued securities, resulting in the dilution of the ownership interests of its current stockholders. We are currently authorized to issue 20,000,000 shares of common stock with such rights as determined by our board of directors. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

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

Item 1B.     Unresolved Staff Comments.

The Company has no unresolved staff comments as of the date of this report.

Item 2.	Properties.

The following table describes the location and general character of the principal physical properties used in each of our company’s businesses as of December 31, 2006.

Segment	Own/Lease	Location
Chemicals and Logistics	Owned	Marlow, Oklahoma
	Leased	Raceland, Louisiana
	Owned	Raceland, Louisiana
	Leased	Denver, Colorado

Drilling Products	Owned	Midland, Texas
	Owned	Robstown, Texas
	Owned	Vernal, Utah
	Owned	Evanston, Wyoming
	Owned	Mason, Texas
	Leased	Houston, Texas
	Owned	Chickasha, Oklahoma
	Leased	Grand Junction, Colorado
	Leased	Lafayette, Louisiana

Artificial Lift	Leased	Gillette, Wyoming
	Owned	Gillette, Wyoming
	Leased	Sheridan, Wyoming
	Leased	Houston, Texas

General Corporate	Leased	Houston, Texas

We consider our facilities to be in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings.

We are involved, on occasion, in routine litigation incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of July 27, 2005, our common stock began trading on the AMEX under the stock ticker symbol “FTK”. Prior to this date, our common stock was traded on the OTC Bulletin Board under the ticker symbols, “FLTK” or “FLTK.OB”. The following table sets forth, on a per share basis for the periods indicated, our high and low closing sales prices reported by the AMEX, as provided by Yahoo Finance, and the high and low bid information on the OTC Bulletin Board. The OTC Bulletin Board quotations, denoted with a *, were provided by Yahoo Finance and reflect inter-dealer prices, without retail mark-up or commission and may not represent actual transactions.

Fiscal 2006	High	Low
4th Quarter	$28.05	$14.19
3rd Quarter	$20.00	$13.75
2nd Quarter	$29.77	$15.50
1st Quarter	$28.65	$18.92

Fiscal 2005	High	Low
4th Quarter	$22.00	$17.95
3rd Quarter	$20.45	$9.40
2nd Quarter*	$9.60	$7.45
1st Quarter*	$9.25	$4.00

As of March 1, 2007, our closing stock price, as quoted on the AMEX, was $27.09. As of March 1, 2007, there were 8,961,806 common shares outstanding held by approximately 2,800 holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding our equity securities that are authorized for issuance under individual stock option compensation agreements:

Equity Compensation Agreement Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	823,220	$4.94	428,572

Item 6.	Selected Financial Data.

The following table sets forth certain selected historical financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein. The selected operating and financial position data as of and for each of the years for the five-years ended December 31, 2006 have been derived from our audited consolidated financial statements, some of which appear elsewhere in this Annual Report on Form 10-K.

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Operating Data
Revenue	$100,642	$52,869	$21,881	$14,844	$11,341
Operating expenses	81,789	42,755	18,869	19,934	13,954

Income (loss) from operations	18,853	10,114	3,012	(5,090)	(2,613)
Interest expense	(1,005)	(827)	(691)	(618)	(504)
Other, net	85	86	46	27	—
Provision for income taxes	(6,583)	(1,653)	(213)	—	—
Discontinued operations	—	—	—	(1,703)	(1,893)
Cumulative effect of change in accounting principle	—	—	—	—	(453)

Net income (loss)	$11,350	$7,720	$2,154	$(7,384)	$(5,463)

Earnings (loss) per share
Basic	$1.31	$1.06	$0.32	$(1.23)	$(1.10)
Diluted	$1.22	$0.94	$0.31	$(1.23)	$(1.10)
Depreciation and amortization	$2,750	$1,768	$690	$713	$518
Capital expenditures	$9,201	$2,397	$113	$575	$1,314

Financial Position Data (end of year)
Property, plant and equipment, net	$19,302	$9,961	$2,117	$2,645	$2,692
Total assets	$82,890	$52,158	$15,957	$13,970	$20,940
Long-term debt, less current portion	$8,185	$7,277	$5,272	$2,166	$3,039
Stockholders’ equity	$53,509	$35,205	$4,823	$2,560	$9,345

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Executive Summary

We are a global provider of oilfield services and equipment. We focus on serving the drilling-related needs of oil and gas companies primarily through our Chemicals and Logistics and our Drilling Products segments, and the production-related needs of oil and gas companies through our Artificial Lift and Chemicals and Logistics segments.

We were incorporated in 1985 and currently trade on the American Stock Exchange. Our headquarters are in Houston, Texas. We have expanded geographically so that we now have a growing presence in select domestic and international market areas in Oklahoma, Arkansas, New Mexico, the Gulf Coast, the Rocky Mountains, Canada, Mexico, Latin America, South America, Europe and Asia. We market our products domestically and internationally in over 20 countries.

Several factors contributed to our financial performance in 2006, including:

•	increased acceptance of our specialty chemicals by the major pumping pressure companies.

•	expansion of our rental tool and inspection services with the acquisition of Can-Ok and the purchase of 50 drilling mud motors.

•	expansion of our Artificial Lift segment with the acquisition of TWS and LifTech.

•	record domestic rig count levels, gas prices and oil prices.

Over the past three years, we have grown both organically and through successful acquisitions of complementary or competing businesses. We continue to actively seek profitable acquisition or merger candidates in our core businesses to either decrease costs of providing products or add new products and customer base to diversify our market. We strive to mitigate cyclical risk in the oilfield service sector by balancing our operations between onshore versus offshore; drilling versus production; rental tools versus service; domestic versus international; and natural gas versus crude oil.

We operate as a diversified oilfield service company through our three business segments. We believe that our product and service offerings and geographical presence through our three business segments provide us with diverse sources of cash flow. Each segment has its own technical expertise and a common commitment to provide its customers with competitively priced quality equipment and services.

•

The Chemicals and Logistics segment is made up of two business units. The specialty chemical business unit develops, manufactures and markets specialty chemicals used by oilfield service companies in oil and gas well cementing, stimulation, drilling and production. Our research laboratories support the specific drilling and production needs of our customers. The logistics division designs and manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•

The Artificial Lift segment manufactures and markets artificial lift equipment which includes the Petrovalve line of beam pump components, electric submersible pumps, gas separators, valves and services to support coal bed methane production.

The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in our three segments are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation or amortization is provided at rates considered sufficient to amortize the cost of the assets using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	3-39 years
Machinery, equipment and rental tools	3-7 years
Furniture and fixtures	3-7 years
Transportation equipment	3-5 years
Computer equipment	3-5 years

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

Financial Instruments

We consider the fair value of all financial instruments (primarily long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management’s estimate of our ability to borrow funds under terms and conditions similar to those of our existing debt and because the majority of our debt carries a floating rate.

We have no off-balance sheet debt or other off-balance sheet financing arrangements. We have not entered into derivative or other hedging financial instruments.

Revenue Recognition

Revenue for product sales is recognized when all of the following criteria have been met: (i) evidence of an agreement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) the collectibility is reasonably assured. Accounts receivable are recorded at that time net of any discounts. Earnings are charged with a provision for doubtful accounts based on a current review of collectibility of the accounts receivable. Accounts receivable deemed ultimately uncollectible are applied against the allowance for doubtful accounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete. Our logistics division recognizes revenue of its design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenue earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued its Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements.” FAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS No. 157 will have on our results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the analysis of misstatements using both a balance sheet and income statement approach and contains guidance on correcting errors under the dual approach, as well as providing transition guidance for correcting errors existing in prior years. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and was adopted by the Company effective January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. We are currently in the process of evaluating the impact of FIN 48 on our financial statements.

In May 2005, the FASB issued FASB Statement (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The Company adopted SFAS No. 154 as of December 31, 2005.

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

We adopted SFAS 123R effective as of January 1, 2006. We are following the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. The adoption of SFAS 123R has not had a material financial impact on our consolidated financial position, results of operations or cash flows.

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors (“Board”), approved the acceleration of the vesting of all previously unvested stock options granted under our 2003 and 2005 Long Term Incentive Plans (the “Plans”). The vesting acceleration represents options exercisable for a total of 313,140 shares of our common stock, including a total of 175,875 shares of common stock underlying options held by our executive officers. The options have exercise prices ranging from $4.25 to $9.40 per share. The closing price of our common stock on December 22, 2005 was $18.80. The acceleration of the vesting schedule of the options was effected pursuant to Section 4(c)(x) of the Plans, which authorizes the Board, in its sole discretion, to substitute an accelerated vesting schedule for options granted under the Plans. In most instances, stock options granted under the Plans vested over a four-year period.

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

Results of Operations

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue	$100,642	$52,869	$21,881
Cost of revenue	59,464	30,946	12,529

Gross profit	41,178	21,923	9,352
Gross profit %	40.9%	41.5%	42.7%
Expenses:
Selling, general and administrative costs	18,919	9,486	5,350
Depreciation and amortization	2,750	1,768	690
Research and development costs	656	555	300

Total expenses	22,325	11,809	6,340

Income from operations	18,853	10,114	3,012
Income from operations %	18.7%	19.1%	13.8%
Other income (expense):
Interest expense	(1,005)	(827)	(691)
Other, net	85	86	46

Total other income (expense)	(920)	(741)	(645)

Income before income taxes	17,933	9,373	2,367
Provision for income taxes	(6,583)	(1,653)	(213)

Net income	$11,350	$7,720	$2,154

Results for fiscal 2006 compared to fiscal 2005—Consolidated

Revenue for the twelve months ended December 31, 2006 were $100.6 million, an increase of 90.4% compared to $52.9 million for the year 2005. Revenue increased in all of our business segments due to increased acceptance of our products, acquisitions completed in the third quarter of 2005 and in 2006, rental revenue from the investment in additional equipment, improved pricing, and opening new operating locations. Revenue increased most significantly due to organic growth of our Chemical and Logistics division, followed by the acquisition of Can-Ok in January, TWS in April and LifTech in June of 2006. These acquisitions accounted for $16.5 million of the increase in revenue, with the remaining $31.2 million coming from internal revenue growth within the Chemicals and Logistics segment and the Drilling Products segment. International revenue made up approximately 6.5% of total revenue in 2006 versus 15.9% in 2005.

Gross profit for the year ended December 31, 2006 increased 87.8% to $41.2 million, or 40.9% of revenue, compared to $21.9 million, or 41.5%, of revenue for the year 2005. The increase in gross profit is due to the increase in revenue in all of our business segments, with high margin tool rentals and specialty chemical sales contributing most significantly. The decrease in gross profit as a percentage of revenue is primarily due to the acquisition of two artificial lift acquisitions which typically have lower margins than our existing businesses.

As the Company matures, and with the addition of new products and services from acquisitions, margins within the segments have shifted. Organically, management’s focus has been placed on expanding sales of our higher margin products and services. This has been offset by the addition of several new products that generate lower margins but complement the existing businesses and allow the Company to cross sell products and services in new markets, and spread corporate costs over a larger base of operations.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $18.9 million in 2006 versus $9.5 million in 2005. The largest increase in expenses related to corporate activities which rose to $5.8 million in 2006 compared to $2.9 million in 2005. The increase was driven by a $1.0 million increase in tax, accounting and audit fees associated with Sarbanes-Oxley compliance. In addition, we incurred $0.7 million in professional fees related to due diligence efforts for a significant acquisition terminated in August 2006. The balance of the increase is primarily due to increased sales and field support costs in all three segments.

Depreciation and amortization increased from $1.8 million in 2005 to $2.8 million in 2006. The increase is due to additional depreciable assets resulting from acquisitions and capital expenditures. Approximately $3.2 million was spent in 2006 to expand our chemical manufacturing facilities and $2.9 million to expand our base of rental tools including the purchase of drilling mud motors.

Research and development (“R&D”) costs increased from $0.6 million in 2005 to $0.7 million in 2006 due to the expansion of our product development department. We plan to significantly expand our research efforts in 2007 with a budget that is triple the amount spent in 2006. As part of our research and development program in 2007 we are relocating our development laboratory to The Woodlands, Texas and will have a dedicated experienced sales professional for each major pressure pumping service company. The sales representatives will work directly with our R&D team to develop new products and applications for our customers. We currently employ 14 degreed chemists, 5 of whom have PhD’s. Over the years, we have made a number of technological advances, including the development of an environmentally benign line of specialty chemicals. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. Research and development expenditures are charged to expense as incurred.

Interest expense was $1.0 million in 2006 versus $0.8 million in 2005. The increase was a result of the increase in our overall debt level associated with acquisitions, coupled with higher variable interest rates. The majority of our indebtedness carries a variable interest rate tied to the prime rate or LIBOR.

A provision for income taxes of $6.6 million was recorded in 2006. An effective tax rate of 36.7% was applied in 2006 versus 17.6% in 2005, resulting in a $4.9 million, or 298.2% increase in the tax provision. The significant increase in taxes is a result of an increase in our projected federal statutory rate based on estimated income levels, and an increase in our estimated state income tax liability.

Results for fiscal 2005 compared to fiscal 2004—Consolidated

Revenue increased by $31.0 million or 141.6% for the year 2005 versus 2004. As discussed in the segment analysis that follows, this increase in revenue was due to the expansion of our Drilling Products segment through acquisitions and continued strong performance by our Chemicals and Logistics segment. We expanded our revenue both domestically and internationally, with international revenue making up approximately 15.9% of consolidated revenue.

Gross profit increased by $12.6 million or 134.5% for the year 2005 versus 2004. Gross profit as a percentage of revenue decreased from 42.7% for the year 2004 to 41.5% in 2005. The gross profit is best analyzed on a segment by segment basis, discussed below, as gross profit varies between operating segments and can vary significantly from year to year.

Selling, general and administrative costs increased to $9.5 million for the year 2005 from $5.3 million for the year 2004, however, decreased as a percentage of revenue. Measured as a percentage of revenue, selling, general and administrative costs dropped from 24.5% for the year 2004 to 17.9% in 2005. Significant emphasis continues to be placed on growing revenue while controlling selling, general, and administrative costs across the organization. General and administrative corporate expenses increased to $2.7 million in 2005 from $1.6 million in 2004. As a percentage of revenue, these costs decreased from 7.2% in 2004 to 5.2% in 2005. The absolute increase is due to the continued expansion of the Company and the corporate personnel required to support a growing public company. In 2005, the Company incurred expenses and costs associated with the private placement, proxy statement, and Form SB-2 registration statement, and expenses related to the listing on the American Stock Exchange.

Depreciation and amortization increased $1.1 million or 156.3% for the year 2005 compared to the same period in 2004 as a result of higher levels of property, plant and equipment associated with the drilling tool acquisitions and the expansion of our chemical laboratory and production facilities. In addition, we incurred increased intangible asset amortization associated with acquisition costs and non-compete agreements. During the first nine months of 2005, we depreciated our rentals tools using the straight line method with an estimated useful life of three years. Based on a review of industry practices and tax guidelines we modified the estimated useful life of rental tools from three years to seven years effective October 1, 2005. The change in estimated useful life was made prospectively.

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

Interest expense increased from $0.7 million in 2004 to $0.8 million in 2005. The increase was a result of the increase in our overall debt level associated with the acquisition of Spidle, offset by lower interest rates on the senior credit facility obtained in February 2005. Flotek’s senior borrowing rates were reduced approximately 300 basis points as a result of the new financing. The majority of our indebtedness carries a variable interest rate tied to the prime rate.

Based on our profitability, a $1.7 million provision for income taxes was recorded for the year 2005. The provision was made for estimated federal and state income tax, assuming a portion of our net operating losses would be used to partially offset federal income taxes. The effective income tax rate differs from the statutory rate primarily as a result of anticipated utilization of our net operating loss carryforwards, as well as, a reduction in the valuation allowance against certain deferred tax assets that we now believe are more than likely than not to be utilized in the future.

Results by Segment

Chemicals and Logistics

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue	$50,545	$29,638	$17,983
Gross profit	22,670	11,780	7,467
Gross profit %	44.9%	39.7%	41.5%
Income from operations	16,845	8,188	4,731
Income from operations %	33.3%	27.6%	26.3%

Results for fiscal 2006 compared to fiscal 2005—Chemicals and Logistics

Chemicals and Logistics revenue increased $20.9 million or 70.5% for the year 2006 compared to 2005. The increase in revenue is a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant revenue growth occurred in the Rocky Mountains, Mid-Continent, Permian Basin regions and Canada. Sales of our proprietary biodegradable environmentally benign ‘green’ chemicals grew 217.1% from $8.2 million in 2005 to $26.0 million in 2006. Margins continue to increase as we focus on shifting more of our sales mix to higher margin patented and proprietary products.

Gross profit as a percentage of revenue increased from 39.7% in 2005 to 44.9% in 2006. The increase in gross profit is due to price increases and a reduction in cost of goods as a percentage of total revenue. Margins continue to increase as the sales mix shifts to higher margin patented and proprietary products. Managing chemical feedstock and transportation prices and passing cost increases on to our customers is critical to maintain our gross profits. As of the end of 2006, construction of a 30,000 square foot expansion to our production facilities was substantially completed. This facility triples production capabilities and allows the division to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Income from operations increased from $8.2 million in 2005 to $16.8 million in 2006, and the income from operations as a percentage of revenue increased from 27.6% to 33.3%, respectively.

Results for fiscal 2005 compared to fiscal 2004—Chemicals and Logistics

Chemicals and Logistics revenue increased $11.7 million or 64.8%, for the year 2005 compared to 2004. The increase is due to an increase in the volume of specialty chemicals sales coupled with price increases that were put into effect in 2005. MTI partially offset an approximate 25% decrease in throughput at our Louisiana based bulk handling facility during 2005 as compared to 2004, by increasing revenue associated with the design and construction oversight of bulk handling facilities in Mexico and Texas during 2005. CESI’s focus on applied research has resulted in the penetration of new markets, continued expansion of our customer base, product portfolio and increased margins. CESI differentiates itself through the strength of its innovative and proprietary products, the depth of the laboratory staff, dedication to product quality, and superior customer service.

Fiscal 2005 compared to 2004, international sales grew by 131.3%, outpacing domestic growth. Sales into Mexico, Canada and Russia have been the main drivers for growth in international sales. Domestic sales have continued to grow in our established core markets, the Mid-Continent and Permian Basin, but have increased dramatically in the Rocky Mountains and East Texas. We continue to focus on expanding our international sales and expanding the footprint of our domestic sales coverage to increase overall sales and diversify sales concentration risk. Growth of international sales has outpaced our domestic growth, and made up 17.5% of total sales for the year 2005 as compared to 12.5% of total sales for the same period in 2004.

Sales of our proprietary specialty chemicals continued to grow at a strong pace. The sales of our environmentally friendly “green” chemicals increased $4.2 million, or 105.0%, from $4.0 million for the year 2004 compared to $8.2 million for the year ending December 31, 2005. In 2005, our biodegradable specialty chemical additive received approval for use in the North Sea and passed Canadian biotox protocols, further expanding our geographic market penetration. With this approval we began preparations to open our first international operation in The Netherlands to service the European and African markets in 2006. A product that was developed in 2005 and will be marketing in 2006 is an environmentally friendly acid iron control system used to prevent the oxidation and deposition of iron in the formation.

Gross profit increased $4.3 million or 57.8% for the year 2005 compared to 2004. Gross profit as a percentage of revenue decreased from 41.5% for the year 2004 to 39.7% in 2005. The decrease in margin is attributable to an increase in cost of goods sold in our specialty chemical division without concurrently timed equivalent price increases to pass these costs on to our customers. Price increases were implemented in June 2005 and will continue to be evaluated by management throughout 2006.

Income from operations increased $3.5 million, or 73.0%, during 2005 compared to 2004, primarily as a result of increased revenue in the Chemical division and reduction of operating costs as a percentage of revenue. The completion of the Mexico and Texas bulk handling plants also increased revenue and operating income for this segment during 2005. Expansion of our proprietary product line and customer base has driven the increase in sales and operating income during 2005.

Drilling Products

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue	$36,753	$21,875	$3,315
Gross profit	15,172	9,413	1,593
Gross profit %	41.3%	43.0%	48.0%
Income from operations	6,325	4,663	359
Income from operations %	17.2%	21.3%	10.8%

Results for fiscal 2006 compared to fiscal 2005—Drilling Products

During 2005 and 2006 an emphasis was placed on expanding our drilling products sales through acquisition, allowing us to expand geographically and to grow our line of products and services. In August 2005 we acquired the assets of Harmon, a downhole oilfield and mining tool company with manufacturing and sales operations located in Midland, Texas, and the assets of LOR, a drilling tool rental and inspection service provider in South Texas. In January 2006 we acquired the assets of Can-Ok, a drilling tool sales and rental provider in Oklahoma, Louisiana and Arkansas. These acquisitions expanded or provided machining, repair, tool rental and inspection service capability within our drilling products group.

Drilling Products revenue increased $14.9 million or 68.0% for the year 2006 compared to 2005. The drilling tool acquisitions completed in August 2005 and January 2006 coupled with downhole mud motor rentals and higher centralizer sales contributed to the increase in overall sales.

Gross profit increased $5.8 million or 61.2% for the year 2006 compared to 2005. Gross profit as a percentage of revenue decreased from 43.0% in 2005 versus 41.3% for 2006. The decrease in gross profit as a percentage of revenue relates to higher inventory related expenses. In addition we incurred significant costs in building up our capacity and improving overall conditions with our acquired businesses.

Income from operations increased $1.7 million or 35.6% for the year 2006 compared to 2005. Costs associated with developing our machining and repair capacity, and the expenses required to improve facility conditions and equipment negatively impacts income from operations in 2006 for this division.

Results for fiscal 2005 compared to fiscal 2004—Drilling Products

Drilling Products revenue increased $18.6 million for the year 2005 compared to 2004. This increase relates primarily to the expansion of our segment with the acquisition of Spidle, Harmon and LOR. Spidle contributed $17.0 million in revenue during 2005. Harmon and LOR, which were acquired in the third quarter of 2005, contributed $1.9 million in revenue.

Gross profit increased $7.8 million for the year 2005 compared to 2004. Gross profit as a percentage of revenue decreased from 48.0% in 2004 to 43.0% in 2005. The decrease is attributable to a change in the base of operations with the addition of Spidle, Harmon and LOR. Our Turbeco operations have historically been focused on the manufacturing and marketing of drilling tools. The acquisitions made during 2005 expand drilling tool operations into the manufacturing and marketing of a much broader offering of drilling tools, drilling tool rentals, mud motor rentals and pipe inspection services.

Income from operations increased $4.3 million during 2005 compared to 2004, primarily due to the expansion of the division. We believe we will continue to see improvements in income from operations as a percentage of revenue as we capitalize on the geographic, customer and product synergies among the three acquisitions made this year and the other business units, as well as increased utilization of the inventory acquired with Spidle.

Artificial Lift (previously known as Production Products)

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Revenue	$13,344	$1,356	$583
Gross profit	3,336	464	292
Gross profit %	25.0%	34.3%	49.9%
Income from operations	1,514	180	(356)
Income from operations %	11.3%	13.3%	(61.0)%

Results for fiscal 2006 compared to fiscal 2005—Artificial Lift

In the second quarter of 2006 we acquired TWS and LifTech as part of our goal to develop a significant Artificial Lift segment and expand our production driven revenue base. The combined companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support the coal bed methane producers in the Powder River Basin region and beyond. We believe the recent artificial lift acquisitions will provide additional marketing opportunities for our patented Petrovalve line of pump components, our patented gas separator, and our line of electric submersible pumps.

Management continues to focus on effectively marketing the Petrovalve line of pump components. Our patented guided valves are the only product which can be placed horizontally allowing a pump to be placed at the production zone in horizontally completed wells reducing the effort needed to pump the product to the surface. The Petrovalve can effectively lift highly viscous oil in heavy oil or tar sand production zones. Because of this we signed an exclusive agreement with a major equipment distributor in Canada and have aligned ourselves with a major domestic pump manufacturer to build pumps with our valve.

Revenue was $13.3 million for the year 2006 versus $1.4 million in 2005. Acquisitions accounted for $12.7 million of the increase. The strategic complement of TWS and LifTech, which operate now as Flotek Pump Services, increased the Company’s production activity driven revenue base.

Gross profit increased $2.9 million primarily due to the acquisitions. The gross profit as a percentage of revenue decreased from 34.3% in 2005 to 25.0% in 2006. The decrease in gross margin as a percentage of revenue is due to a shift in product mix. The product revenue associated with the two acquisitions are lower margin product sales compared to our existing Petrovalve sales. Although several of our new products generate lower margins, they complement our existing businesses and allow the company to cross sell products and services in new markets, and spread corporate costs over a larger base of operations. We believe we can improve the gross margins of the acquisitions primarily through better supply chain management and product mix.

Income from operations increased from $0.2 million in 2005 to $1.5 million in 2006.

Results for fiscal 2005 compared to fiscal 2004—Artificial Lift

Revenue increased $0.8 million in 2005 compared to 2004 due to sales to customers in Russia, Oman and Venezuela. Gross profit also increased 59.6% in 2005 compared to 2004. The Artificial Lift segment generated $0.2 million in income from operations in 2005 as compared to a loss from operations of $0.4 million in 2004. The turnaround in this group is a result of increased international revenue into Central and South America, Russia and the Middle East.

We are focused on increasing total revenue in 2006 by partnering with pump manufacturers and expanding the segment by broadening our artificial lift products and services. Petrovalve is actively marketed in the U.S., Canada, Mexico, Central America, South America, the Middle East, Russia and Asia. In 2005 Petrovalve has representation in 18 countries.

Capital Resources and Liquidity

Capital resources and liquidity continued to improve during the year ended December 31, 2006 compared to the same period in 2005. During 2006 we generated net income of $11.4 million based on a 36.7% effective tax rate, versus $7.7 million taxed at a 17.6% effective tax rate in 2005. Cash flows from operations increased significantly from $2.1 million in 2005 to $12.4 million in 2006. The improvement in cash flow from operations is a direct result of improved operating results offset by increased estimated tax payments based on the projected increase in our estimated effective tax rate. The decrease in cash and cash equivalents of $6.9 million for 2006 was primarily a result of the acquisitions of Can-Ok, TWS and LifTech coupled with significant capital expenditures to expand our Chemicals and Logistics and Drilling Products operations.

Net working capital uses of cash increased $2.1 million in 2006 versus an increase in uses of cash of $6.1 million for the same period in 2005. The net increases in uses of working capital were primarily driven by a net $7.4 million increase in accounts receivable, a $4.9 million increase in inventory offset by a $10.5 million increase in accounts payables and accrued liabilities. We anticipate working capital requirements to increase as we grow overall sales.

Capital expenditures for 2006 totaled approximately $9.2 million. The most significant expenditures related to the expansion of our chemical manufacturing facilities and base of rental tools including the purchase of drilling mud motors. The expansion of our chemical manufacturing facilities tripled our specialty chemical production capacity. In 2005 and 2006, Flotek has built a significant inventory of downhole mud motors. Based on the success of the motors, Flotek acquired a 50% interest in CAVO in January 2007. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high performance mud motors for a variety of drilling applications. Looking to 2007 we anticipate significant capital expenditures associated with the construction of our liquids blending facility in Louisiana and continued expansion of our mud motor fleet.

In February 2005, we obtained the Senior Credit Facility with Wells Fargo which includes a revolving loan agreement, equipment term loans and a real estate term loans. In August 2006 we amended the Senior Credit

Facility. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $10.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms are interest-only, maturing in August 2009.

As of December 31, 2006, we had $2.9 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of December 31, 2006 we were in compliance with all covenants except the indebtedness covenant which restricts the Company from exceeding $500,000 in secured indebtedness to finance the purchase of assets necessary in the Company’s ordinary course of business. As of December 31, 2006 the Company had approximately $0.7 million in vehicle loans and capitalized vehicle leases.

In January 2007, we amended the Senior Credit Facility in conjunction with the acquisition of Triumph Drilling Tools. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $20.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were modified to provide for borrowings that bear interest at LIBOR rate plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $35.0 million bearing interest at LIBOR rate plus 175 basis points payable over 84 months. The amendment increased many of our principal covenants including our leverage ratio, fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the amended maturity date, the current revolving line of credit is classified as long-term debt.

We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. Common stock issued during 2006 is described below:

•	In the acquisition of Can-Ok in January 2006, we issued 25,020 shares of common stock.

•	In the acquisition of LifTech in April 2006, we issued 178,223 shares of common stock.

•	Warrants to purchase 26,490 shares were exercised with proceeds of approximately $0.3 million paid to the Company.

•	Stock options to purchase 300,216 shares (19,750 shares are restricted) were exercised by officers, directors and employees with proceeds of approximately $0.6 million paid to the Company.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$10,066	$2,308	$6,259	$1,499	$—
Capital lease obligations	708	281	421	6	—
Operating lease obligations	1,381	475	569	316	21
Other long-term liabilities	6,300	400	800	800	4,300

Total	$18,455	$3,464	$8,049	$2,621	$4,321

The amount in the other long-term liabilities of the table relates to a guaranteed minimum royalty that we owe per an exclusive license agreement that we entered into with Total Well Solutions, LLC in April 2006.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. As of December 31, 2006, we have $9.3 million of variable rate indebtedness within our credit facility. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $0.1 million.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by the Securities and Exchange Act of 1934 Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, not absolute, assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was ineffective as of December 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JERRY D. DUMAS SR.	/S/ LISA G. MEIER
Jerry D. Dumas Sr.	Lisa G. Meier
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flotek Industries, Inc. and Subsidiaries:

We have audited the accompanying Consolidated Balance Sheets of Flotek Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Flotek Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria, and because of the effects of the material weaknesses described therein, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

UHY LLP

Houston, Texas

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Flotek Industries, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Flotek Industries, Inc. and its Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment as described below, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting of Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. The following material weaknesses have been identified and included in management’s assessment. The material weaknesses included inadequate staffing within the Company’s accounting and finance department, and a lack of overall effective Company monitoring controls. As a result of these material weaknesses, the Company recorded adjustments to the consolidated financial statements for the year ended December 31, 2006 prior to the issuance of the Company’s consolidated financial statements. Due to the pervasiveness of these deficiencies and the potential misstatements that could occur as a result of these deficiencies, there is a more than remote likelihood that a material misstatement of the annual and interim consolidated financial statements would not have been prevented or detected. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2006, and this report does not affect our report dated March 16, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that Flotek Industries, Inc. and Subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flotek Industries, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion.

UHY LLP

Houston, Texas

March 16, 2007

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$510	$7,377
Accounts receivable, net of allowance for doubtful accounts of $562 and $67, respectively	19,077	10,407
Inventories, net	17,899	10,658
Other current assets	578	234

Total current assets	38,064	28,676

Property, plant and equipment, net	19,302	9,961
Goodwill	24,185	12,388
Intangible and other assets, net	1,339	1,133

	$82,890	$52,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,941	$3,805
Accrued liabilities	7,457	3,296
Current portion of long-term debt	2,589	2,016
Current portion of deferred tax liability	675	319

Total current liabilities	20,662	9,436

Long-term debt, less current portion	8,185	7,277
Deferred tax liability, less current portion	534	240

Total liabilities	29,381	16,953

Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, 100,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 20,000,000 shares authorized; shares issued and outstanding: 8,827,464 shares and 8,317,265 shares, respectively	1	1
Additional paid-in capital	46,661	39,744
Accumulated other comprehensive income	37	—
Retained earnings (accumulated deficit)	6,810	(4,540)

Total stockholders’ equity	53,509	35,205

	$82,890	$52,158

See notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Revenue	$100,642	$52,869	$21,881

Cost of revenue	59,464	30,946	12,529

Gross profit	41,178	21,923	9,352

Expenses:
Selling, general and administrative costs	18,919	9,486	5,350
Depreciation and amortization	2,750	1,768	690
Research and development costs	656	555	300

Total expenses	22,325	11,809	6,340

Income from operations	18,853	10,114	3,012

Other income (expense):
Interest expense	(1,005)	(827)	(691)
Other, net	85	86	46

Total other income (expense)	(920)	(741)	(645)

Income before income taxes	17,933	9,373	2,367
Provision for income taxes	(6,583)	(1,653)	(213)

Net income	$11,350	$7,720	$2,154

Other comprehensive income:
Foreign currency translation adjustment	37	—	—

Comprehensive income	$11,387	$7,720	$2,154

Basic and diluted earnings per common share:
Basic earnings per common share	$1.31	$1.06	$0.32
Diluted earnings per common share	$1.22	$0.94	$0.31

Weighted average common shares used in computing basic earnings per common share	8,645	7,303	6,659
Incremental common shares from stock options and warrants	649	952	354

Weighted average common shares used in computing diluted earnings per common share	9,294	8,255	7,013

See notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance January 1, 2004	6,522	$1	$16,973	$(14,414)	$—	$2,560
Common stock issued, net of offering costs	133	—	100	—	—	100
Stock options exercised	15	—	9	—	—	9
Net income	—	—	—	2,154	—	2,154

Balance December 31, 2004	6,670	1	17,082	(12,260)	—	4,823
Common stock issued, net of offering costs	1,566	—	22,519	—	—	22,519
Stock options exercised	81	—	143	—	—	143
Net income	—	—	—	7,720	—	7,720

Balance December 31, 2005	8,317	1	39,744	(4,540)	—	35,205
Common stock issued, net of offering costs	203	—	4,383	—	—	4,383
Stock options exercised	301	—	568	—	—	568
Tax benefit of stock options exercised	—	—	1,618	—	—	1,618
Warrants exercised	26	—	348	—	—	348
Foreign currency translation adjustment	—	—	—	—	37	37
Net income	—	—	—	11,350	—	11,350

Balance December 31, 2006	8,847	$1	$46,661	$6,810	$37	$53,509

See notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$11,350	$7,720	$2,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,750	1,768	690
(Gain) loss on sale of equipment	(68)	1	—
Deferred tax liability	529	(1,231)	—
Change in assets and liabilities:
Restricted cash	—	37	(37)
Accounts receivable	(7,427)	(4,140)	(1,394)
Inventories	(4,913)	(2,946)	(543)
Deposits and other	(331)	(186)	73
Accounts payable	4,774	(231)	(320)
Accrued liabilities	5,772	1,335	995

Net cash provided by operating activities	12,436	2,127	1,618

Cash flows from investing activities:
Proceeds from sale of equipment	309	8	—
Acquisition earn-out payment	—	(154)	(320)
Acquisitions, net of cash acquired	(12,763)	(7,499)	—
Other assets	(45)	(248)	(59)
Capital expenditures	(9,201)	(2,397)	(113)

Net cash used in investing activities	(21,700)	(10,290)	(492)

Cash flows from financing activities:
Issuance of stock, net of offering costs	915	20,212	109
Proceeds from indebtedness	23,231	17,557	302
Repayments of indebtedness	(21,749)	(21,777)	(1,138)
Payments to related parties	—	(737)	(114)

Net cash provided by (used in) financing activities	2,397	15,255	(841)
Net increase (decrease) in cash and cash equivalents	(6,867)	7,092	285
Cash and cash equivalents at beginning of year	7,377	285	—

Cash and cash equivalents at end of year	$510	$7,377	$285

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired	$17,354	$17,458	$—
Less cash acquired	(208)	(134)	—
Less debt issued	—	(7,375)	—
Less equity issued	(4,383)	(2,450)	—

Acquisitions, net of cash acquired	$12,763	$7,499	$—

Supplemental disclosure of cash flow information:
Interest paid	$864	$810	$687
Income taxes paid	$5,380	$1,994	$75

See notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation

Flotek Industries, Inc. and subsidiaries was incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we changed our corporate domicile to the state of Delaware. We are engaged in the manufacturing and marketing of innovative specialty chemicals and downhole drilling and production equipment, and in the management of automated bulk material handling, loading and blending facilities. Flotek serves major and independent companies in the domestic and international oilfield service and mining industries. The Company’s headquarters are located in Houston, Texas, and we have operations in Texas, Oklahoma, Colorado, New Mexico, Louisiana, Utah, Wyoming and The Netherlands. We market our products domestically and internationally in over 20 countries.

The consolidated financial statements consist of Flotek Industries, Inc. and its wholly-owned subsidiaries, collectively referred to herein as the “Company” or “Flotek”. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2—Summary of Significant Accounting Policies

Consolidation Policy Specifically Described: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions, and profits. The Company does not have any investment in unconsolidated subsidiaries or non-marketable investments.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Restricted Cash: Restricted cash serves as collateral for a standby letter of credit that provides financial assurance that the Company will fulfill its obligations related to an international contract to design and project manage the construction of a bulk handling facility in Mexico.

Allowance for Doubtful Accounts: The Company performs credit evaluations of the Company customer’s current credit worthiness, as determined by our review of their available credit information. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers’ operating performance and cash flows, which could impact our ability to collect on these obligations. Additionally, some of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these receivables.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The Company determines the value of acquired property, plant and equipment at the lower of (a) replacement cost or (b) appraised value. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation is provided at rates considered sufficient to depreciate the cost of the assets using the straight-line method over the following estimated useful lives:

Buildings and leasehold improvements	3-39 years
Machinery, equipment and rental tools	3-7 years
Furniture and fixtures	3-7 years
Transportation equipment	3-5 years
Computer equipment	3-5 years

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

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in the acquisition. SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change which could potentially result in an impairment.

The impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill) then goodwill is reduced to its implied fair value and the amount of the write-down is charged against earnings.

The Company completed its annual impairment review during the fourth quarter of 2006. No impairment was deemed necessary. Increases in estimated future costs or decreases in projected revenue could lead to an impairment of all or a portion of the Company’s goodwill in future periods.

Financial Instruments: The Company considers the fair value of all financial instruments (primarily accounts receivable and long-term debt) not to be materially different from their carrying values at the end of each fiscal year based on management’s estimate of the collectibility of net accounts receivable and due to our ability to borrow funds under terms and conditions similar to those of our existing debt and because the majority of our debt carries a floating rate.

The Company has no off-balance sheet debt or other off-balance sheet financing arrangements. The Company has not entered into derivatives or other financial hedging instruments.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the allowance for doubtful accounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.

The Logistics group recognizes revenue of its design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenue earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. Bulk material transload revenue is recognized as services are performed for the customer.

Within the Drilling Products segment payments from customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as revenue with the carrying value of the related equipment charged to cost of sales.

The Company is generally not contractually obligated to accept returns, except for defective products. If a product is determined to be defective, the Company will replace the product or issue a credit memo. Based on historical return rates, no provision is made for returns at the time of sale. All costs associated with product returns are expensed as incurred.

Foreign Currency: The Company has revenue that is denominated in currencies other than the United States dollar. Foreign currency transaction gains or losses are included in the Company’s results of operations. The Company has not entered into any forward foreign exchange contracts to hedge the potential impact of currency fluctuations on our foreign currency denominated revenue.

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

Debt Issuance Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt.

Stock-Based Compensation: We adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006. This statement requires all share-based payments to employees, including grants of

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee stock options, to be recognized in the financial statements based on their grant-date fair values. We did not have any unvested stock options outstanding as of January 1, 2006. We did not issues and stock options or restricted stock during 2006.

Prior to January 1, 2006, we accounted for our stock-based compensation using Accounting Principle Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

Reclassifications: Certain amounts for fiscal 2005 and 2004 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued its Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements.” FAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS No. 157 will have on our results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the analysis of misstatements using both a balance sheet and income statement approach and contains guidance on correcting errors under the dual approach, as well as providing transition guidance for correcting errors existing in prior years. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and was adopted by the Company effective January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. We are currently in the process of evaluating the impact of FIN 48 on our financial statements.

In May 2005, the FASB issued FASB Statement (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. The Company’s effective date for the pronouncement was December 15, 2005. SFAS No. 154 requires that all voluntary changes in accounting principles, including corrections of errors, are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The Company adopted SFAS No. 154 as of December 31, 2005.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We adopted SFAS 123R effective as of January 1, 2006. We are following the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock based compensation had been expensed, rather than the “modified retrospective” method which would entail restatement of previously published earnings. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. The impact of adoption of SFAS 123R will depend on levels of share-based compensation, particularly stock options, granted in the future and the fair value assigned thereto. The adoption of SFAS 123R has not had a material financial impact on our consolidated financial position, results of operations or cash flows.

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors (“Board”), approved the acceleration of the vesting of all previously unvested stock options granted under our 2003 and 2005 Long Term Incentive Plans (the “Plans”). The vesting acceleration represents options exercisable for a total of 313,140 shares of our common stock, including a total of 175,875 shares of common stock underlying options held by our executive officers. The options have exercise prices ranging from $4.25 to $9.40 per share. The closing price of our common stock on December 22, 2005 was $18.80. The acceleration of the vesting schedule of the options was effected pursuant to Section 4(c)(x) of the Plans, which authorizes the Board, in its sole discretion, to substitute an accelerated vesting schedule for options granted under the Plans. In most instances, stock options granted under the Plans vested over a four-year period.

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

Note 3—Acquisitions

The Company purchased from Phoenix E&P Technology, LLC (“Phoenix”), its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens and assumed accrued liabilities on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. No royalty fees were generated during 2006.

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

The purchase price of the Spidle acquisition was allocated to the assets acquired and liabilities assumed based on estimated fair values, following the completion of an independent appraisal and other evaluations. In the twelve months following the acquisition date, we obtained third party inventory replacement cost data, which management believes to be a more accurate estimate of fair value. The acquired assets and assumed liabilities

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were remeasured as of the acquisition date, and depreciation and amortization has been adjusted as if the fair values had been known at the acquisition date. This remeasurement resulted in a reduction in the fair value of the inventory acquired of $2.0 million, an increase in the fair value of property, plant and equipment of $1.8 million, and an increase in the fair value of long-term intangible assets of $0.2 million. The remeasurement resulted in approximately $0.5 million additional depreciation and amortization expense during 2005.

In accordance with SFAS No. 141, “Accounting for Business Combinations”, the excess of the net fair value of the assets acquired over the purchase price was allocated proportionately to reduce the values assigned to non-current assets in determining their fair values. In applying SFAS No. 141 to the transaction, the net value of property, plant and equipment was reduced by $14.1 million. A deferred tax liability of $1.8 million was recorded as a result of the fair value of the assets for book purposes being higher than the tax basis, which is carried at original cost. The total purchase price consisted of $6.1 million in cash, a $1.3 million seller note payable over three years, and 129,271 shares of the Company’s common stock.

	Fair Value Investment	Application of SFAS No. 141	Recorded Investment
	(in thousands)
Cash	$134	$—	$134
Receivables	2,496	—	2,496
Inventories	4,871	—	4,871
Deferred tax asset	74	(74)	—
Property, plant and equipment	17,485	(14,132)	3,353
Intangible assets	1,078	(871)	207
Accounts payable	(928)	—	(928)
Accrued liabilities	(113)	—	(113)
Federal income taxes payable	(156)	—	(156)
Deferred tax liability	—	(1,789)	(1,789)

Less: Total purchase price	8,075	—	8,075

Excess of investment over purchase price	$16,866	$(16,866)	$—

On August 19, 2005, the Company purchased the assets of privately-held Harmon’s Machine Works, Inc., a downhole oilfield and mining tool company located in Midland, Texas, for approximately $4.9 million. The assets acquired included approximately $2.2 million of property, plant and equipment, $0.4 million in accounts receivable, $0.4 million in inventory and approximately $2.1 million in goodwill and other intangible assets. Consideration paid consisted of approximately $3.9 million in cash, $0.6 million in the Company’s common stock and the assumption of $0.2 million of net liabilities. The Company financed the acquisition utilizing an equipment term loan of $1.3 million, an acquisition loan of $1.0 million, a real estate term loan of $0.2 million and $1.3 million of a revolving credit facility (See Note 7). The assets purchased have become part of the Company’s Drilling Products segment.

On August 31, 2005, the Company purchased the assets of privately held Precision-LOR, Ltd. (“LOR”), a drilling tool rental and inspection service provider located in South Texas, for approximately $4.9 million. The assets acquired included approximately $1.3 million of equipment and approximately $3.5 million in goodwill and other intangible assets. Consideration paid consisted of approximately $3.6 million in cash and $1.2 million in the Company’s common stock. Cash proceeds from the Company’s equity issuance were utilized for the purchase. The assets purchased have become part of the Company’s Drilling Products segment.

The Company made three acquisitions in 2006. On January 2, 2006, the Company purchased the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (collectively “Can-Ok”), a downhole oilfield tool

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company located in Chickasha, Oklahoma. On April 3, 2006, the Company purchased the tangible assets and licensed the rights to exercise the exclusive worldwide rights to a patented gas separator used in coal bed methane production from Total Well Solutions, LLC (“TWS”). TWS markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin. On June 6, 2006, the Company purchased the assets of LifTech, LLC (“LifTech”) which markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin.

Acquisitions have been accounted for using the purchase method of accounting under SFAS No. 141 “Accounting for Business Combinations”. The acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on the estimates of fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation within the one year anniversary of the acquisition.

The assets acquired, liabilities assumed and consideration paid were as follows for the 2006 acquisitions (in thousands, except share data):

	Can-Ok	TWS	LifTech
Assets acquired:
Cash	$38	$—	$170
Accounts receivable, net	453	—	754
Inventory	85	1,565	863
Plant, property and equipment	1,938	170	291
Goodwill	4,981	2,977	3,898
Intangible and other assets	206	160	173

Total assets acquired	$7,701	$4,872	$6,149

Liabilities assumed:
Accounts payable	$395	$—	$967
Accrued liabilities	6	—	—

Total liabilities assumed	$401	$—	$967

Net assets acquired	$7,300	$4,872	$5,182

Consideration paid:
Cash	$6,775	$4,872	$1,323
Common stock	525	—	3,859

Total consideration paid	$7,300	$4,872	$5,182

Common stock shares issued	25,020	—	178,223

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Inventories

The components of inventories for the year ended December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)

Raw materials	$4,415	$2,409
Work-in-process	700	51
Finished goods (includes in-transit)	13,646	8,603

Gross inventories	18,761	11,063
Less: Slow-moving and obsolescence reserve	(862)	(405)

Inventories, net	$17,899	$10,658

Note 5—Property, Plant and Equipment

For the year ended December 31, 2006 and 2005, property, plant and equipment were comprised of the following:

	December 31,
	2006	2005
	(in thousands)

Land	$609	$409
Buildings and leasehold improvements	3,665	3,026
Machinery, equipment and rental tools	13,941	7,882
Equipment in progress	3,856	464
Furniture and fixtures	318	123
Transportation equipment	2,144	1,068
Computer equipment	491	433

Gross property, plant and equipment	25,024	13,405
Less: Accumulated depreciation	(5,722)	(3,444)

Property, plant and equipment, net	$19,302	$9,961

Note 6—Goodwill

In February 2002, we acquired IBS 2000, Inc., a Denver-based company engaged in the development and manufacturing of environmentally neutral chemicals for the oil industry. The terms of the acquisition called for an “Earn-Out Payment” based on 25% of the division’s earnings before interest and taxes for the three one-year periods ending on March 31, 2003, 2004 and 2005. During 2004, the Company recorded additional goodwill of $320,012 associated with an earn-out for the period March 31, 2003 through December 31, 2004 to reflect additional acquisition consideration related to this agreement. In the first quarter of 2005 the Company recorded additional goodwill of $153,830 to reflect the final amount of additional acquisition consideration related to this agreement. As of July 31, 2005, $175,411 had been paid. On August 2, 2005, the remaining balance of $298,431 was settled in 34,080 shares of common stock.

We evaluate the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2006 resulted in no impairment losses.

The following is a reconciliation of goodwill by segment:

	Chemicals & Logistics	Drilling Products	Artificial Lift	Total
	(in thousands)

Balance at December 31, 2004	$7,466	$—	$—	$7,466
Earn-out payment	154	—	—	154
Acquisitions	—	4,768	—	4,768

Balance at December 31, 2005	7,620	4,768	—	12,388
Acquisitions	—	4,921	6,876	11,797

Balance at December 31, 2006	$7,620	$9,689	$6,876	$24,185

Note 7—Long-term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Senior Credit Facility
Equipment term loan	$4,317	$5,717
Real estate term loan	724	803
Revolving line of credit	2,911	—
Amendments to Senior Credit Facility
Equipment term loan	1,165	1,289
Real estate term loan	209	222
Promissory notes to stockholders of acquired businesses, maturing February 2008	740	1,004
Other	708	258

Total	10,774	9,293
Less current portion	(2,589)	(2,016)

Long-term debt, less current portion	$8,185	$7,277

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2005, we obtained the Senior Credit Facility with Wells Fargo which includes a revolving loan agreement, equipment term loans and a real estate term loans. In August 2006 we amended the Senior Credit Facility. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $10.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms are interest-only, maturing in August 2009.

As of December 31, 2006, we had $2.9 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of December 31, 2006 we were in compliance with all covenants except the indebtedness covenant which restricts the Company from exceeding $500,000 in secured indebtedness to finance the purchase of assets necessary in the Company’s ordinary course of business. As of December 31, 2006 the Company had approximately $0.7 million in vehicle loans and capitalized vehicle leases.

In January 2007, we amended the Senior Credit Facility in conjunction with the acquisition of Triumph Drilling Tools. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $20.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were modified to provide for borrowings that bear interest at LIBOR rate plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $35.0 million bearing interest at LIBOR rate plus 175 basis points payable over 84 months. The amendment increased many of our principal covenants including our leverage ratio, fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the amended maturity date, the current revolving line of credit is classified as long-term debt.

The Company believes the fair value of its long-term debt approximates the recorded value as of December 31, 2006, as the majority of the long-term debt carries a floating interest rate based on the prime rate.

Maturities of debt obligations at December 31, 2006 are as follows (in thousands):

	Debt	Capital Leases	Total
Year Ending December 31,:
2007	$2,308	$281	$2,589
2008	1,753	274	2,027
2009	4,506	147	4,653
2010	1,499	6	1,505
2011	—	—	—
Thereafter	—	—	—

Total	$10,066	$708	$10,774

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Common Stock, Stock Options and Warrants

On August 29, 2005, we completed a private offering of 1,300,000 shares of common stock at a price of $16.30 per share to 18 accredited investors. Gross proceeds from the private offering were $21,190,000; costs associated with the offering were $1,381,400. Proceeds from the sale were used for general corporate purposes, strategic acquisitions, and repayment of existing indebtedness. In connection with the sale, we committed with the private placement investors to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 60 days of the completion of the private offering, covering resale of the shares by those investors. We submitted our Form SB-2 registration statement with the SEC on October 28, 2005, within 60 days of the completion of the private offering. The SEC declared the SB-2 effective December 30, 2005.

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of December 31, 2005	8,317,265
Shares issued for Can-Ok acquisition (See Note 3)	25,020
Shares issued for LifTech acquisition (See Note 3)	178,223
Warrants converted	26,490
Stock options exercised (less restricted shares)	280,466

Issued and outstanding as of December 31, 2006	8,827,464

We have the 2003 and 2005 Long-Term Incentive Plans (the “Plans”) under which our officers, key employees, and non-employee directors may be granted options to purchase shares of our authorized but unissued common stock. As of December 31, 2006, there were no shares available for future grants under the 2003 Plan and 428,572 available under the 2005 Plan. Under the Plans, the option exercise price is equal to the fair market value of our common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within four years or less. Proceeds received by us from exercises of stock options are credited to common stock and additional paid-in capital.

Additional information with respect to the Plans’ stock option activity is as follows:

	Number of Shares	Weighted- average Exercise Price
Outstanding as of January 1, 2004	657,839	$1.54
Granted	447,664	$3.30
Exercised	(15,000)	$0.61
Cancelled	(42,500)	$0.60

Outstanding as of December 31, 2004	1,048,003	$2.13
Granted	195,264	$14.12
Exercised	(80,801)	$1.77
Cancelled	(39,030)	$4.05

Outstanding as of December 31, 2005	1,123,436	$4.13
Exercised	(300,216)	$1.91

Outstanding as of December 31, 2006	823,220	$4.94

Options exercisable as of December 31, 2004	560,878	$2.05

Options exercisable as of December 31, 2005	1,123,436	$4.13

Options exercisable as of December 31, 2006	823,220	$4.94

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average contractual life remaining on outstanding stock options was approximately eight years as of December 31, 2006, eight years as of December 31, 2005 and nine years as of December 31, 2004.

As of December 31, 2006, the Company has 20,000 warrants outstanding to purchase common stock. The warrants have an exercise price of $5.42 per share and expired in February 2007.

Note 9—Earnings Per Share (“EPS”)

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

The following table presents information necessary to calculate earnings per share for the periods presented.

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net income	$11,350	$7,720	$2,154
Weighted-average common shares outstanding	8,645	7,303	6,659
Basic earnings per common share	$1.31	$1.06	$0.32
Diluted earnings per common share	$1.22	$0.94	$0.31

Weighted-average common shares outstanding	8,645	7,303	6,659
Effect of dilutive securities	649	952	354

Weighted-average common equivalent shares outstanding	9,294	8,255	7,013

A reconciliation of the number of shares used for the basic earnings per share calculation on a pro forma basis for 2004 had the acquisition of Spidle occurred January 1, 2004 is as follows:

	For the Year Ended December 31,
	2005	2004
	(in thousands, except per share data)
Pro forma revenue	$52,869	$38,082
Pro forma income from operations	$10,114	$4,520
Pro forma net income	$7,720	$2,961
Pro forma weighted-average common shares outstanding	7,303	6,789
Basic earnings per common share	$1.06	$0.44

Note 10—Stock Based Compensation Expense

We adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. Compensation cost for awards granted prior to, but not vested, as of January 1, 2006 would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). We adopted SFAS No. 123R using the modified prospective transition method, utilizing the

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Black-Scholes option pricing model for the calculation of the fair value of our employee stock options. Under the modified prospective method, we would record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining vesting periods of those awards with no change in historical reported earnings. We did not have any unvested options outstanding as of December 31, 2005 .

Prior to January 1, 2006, we accounted for our stock-based compensation using Accounting Principle Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of SFAS No. 123. We also adopted the disclosure-only provisions of SFAS No. 123 for the stock options granted to our employees and directors. Accordingly, no compensation cost was recognized under APB No. 25. All of our outstanding options were fully vested as of December 31, 2005 and no additional options or restricted stock were issued in 2006 there were compensation costs related to share-based payments in 2006.

Had compensation expense for the options granted been recorded based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, our net income (loss) and net income (loss) per share for the years ended December 31, 2005 and 2004 would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	For the Years Ending December 31,
	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$7,720	$2,154
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,539)	(376)

Pro forma	$5,181	$1,778

Basic earnings per share:
As reported	$1.06	$0.32
Pro forma	$0.71	$0.27

Diluted earnings per share:
As reported	$0.94	$0.31
Pro forma	$0.63	$0.25

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

	For the Years Ended December 31,
	2005	2004
Risk-free interest rate	4.17% – 4.55%	3.82% – 4.38%
Expected volatility of common stock	50%	50%
Expected life of options	10 years	10 years
Vesting period	0 – 4 years	0 – 4 years

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors (“Board”) approved the acceleration of the vesting of all previously unvested stock options granted under the Company’s 2003 and 2005 Long Term Incentive Plans (the “Plans”). The vesting acceleration represents options exercisable for a total of 313,140 shares of the Company’s common stock, including a total of 175,875 shares of common stock underlying options held by the Company’s executive officers. The options have exercise prices ranging from $4.25 to $9.40 per share. The closing price of the Company’s common stock on December 22, 2005 was $18.80. The acceleration of the vesting schedule of the Company’s options was effected pursuant to Section 4(c)(x) of the Plans, which authorizes the Board, in its sole discretion, to substitute an accelerated vesting schedule for options granted under the Plans. In most instances, stock options granted under the Plans vested over a four-year period.

Note 11—Income Taxes

The following are the components of total income tax expense broken out among the various categories of income in which the provision for income taxes is reported:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$5,142	$2,601	$75
State	594	254	138
Foreign	305	28	—

Total current	6,041	2,883	213

Deferred:
Federal	542	(1,181)	—
State	—	(49)	—

Total deferred	542	(1,230)	—

Provision for income taxes	$6,583	$1,653	$213

Our effective income tax rate in 2006 differs from the federal statutory rate primarily due to state income taxes, permanent tax differences and changes in valuation allowances.

	For Years Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.2	1.3	5.8
Write-off of NOL deferred tax asset	0.9	—	—
Change in valuation allowance	(0.9)	(18.0)	(49.0)
Other	(0.5)	0.3	18.2

Effective income tax rate	36.7%	17.6%	9.0%

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of our deferred tax asset and liabilities are as follows:

	For the Years Ended December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$195	$24
Net operating loss carryforwards	697	2,144
Other deferred assets	21	4

Gross deferred tax assets	913	2,172
Valuation allowance	—	(1,627)

Gross deferred tax assets after valuation allowance	913	545

Deferred tax liabilities:
Inventory valuations	(624)	(864)
Inventory overhead capitalization	(245)	—
Intangibles	(382)	(59)
Property, plant and equipment	(840)	(181)
Other deferred assets	(31)	—

Gross deferred tax liabilities	(2,122)	(1,104)

Net deferred tax liabilities	$(1,209)	$(559)

A valuation allowance was provided in full against our net deferred tax assets due to our uncertainty at the time surrounding the realization of our deferred tax assets in future years. In 2005 management released a portion of the valuation allowance provided against our deferred tax assets as of December 31, 2005 in the amount that management believed would more likely than not be utilized.

Certain Internal Revenue Code provisions such as Section 382 may limit the use of our net operating loss carryforwards, particularly those incurred prior to the reverse merger in 2001. We annually assess the limitations on our net operating loss carryforwards, if any, on future periods. Based on our evaluation, we have written-off the deferred tax asset balance related to net operating loss carryforwards incurred prior to the reverse merger in 2001. This deferred tax asset balance determined to be limited by Section 382 was fully reserved, so the net impact of the deferred tax asset write-off and the associated reserve release resulted in no current effect to our operating results. As of December 31, 2006, we had estimated net operating loss carryforwards of approximately $1.8 million, expiring in various amounts in 2017 through 2026.

Our current corporate organizational structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group. We have not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because we intend to permanently reinvest a portion of the unremitted earnings of our non-U.S. subsidiaries in their foreign operations. At December 31, 2006, we had approximately $1 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Related Party Transactions

On January 30, 2003, the Company entered into an agreement with SCL to procure raw materials as ordered by CESI, granting CESI 120 day payment terms for a 15% markup. Dr. Glenn Penny owned 37.06% and Mr. Robert Beall owned 62.94% of SCL. At that time, both owners of SCL were directors as well as principal stockholders of the Company. Dr. Penny was and is an employee of the Company, and Mr. Beall is a former director of the Company. On August 27, 2003, a new agreement was executed for repayment of the outstanding balance of $359,993 beginning September 15, 2003 with monthly principal and interest payments in the amount of $38,600, plus interest of 1% per month on the unpaid balance until paid in full. As of December 31, 2004, the outstanding balance owed to SCL was $347,333. On February 14, 2005, SCL was required to fully subordinate its debt position and defer principal payments for six months in connection with the new senior credit facility. To compensate for the subordination, the interest rate on the note was raised to 21%. On April 1, 2005, 62.94% of the outstanding principal and interest was paid to Mr. Beall to retire his portion of the loan. The remaining principal was converted into a new loan with Dr. Penny, bearing a fixed interest rate of 12.5%, payable over 36 months, maturing April 2008. In September 2005 the loan from Dr. Penny was paid in full with proceeds from the Company’s private offering (See Note 8).

On July 25, 2002, we borrowed $500,000 under a promissory note from Oklahoma Facilities, LLC (“Facilities”). Dr. Penny has a minority investment interest in and is an officer of Facilities. The majority of the note was secured by specific Petrovalve inventory. The note was amended on October 1, 2004, bearing interest at the prime rate plus 7.25%, payable in 36 monthly installments beginning January 1, 2005. On February 14, 2005, Facilities was required to fully subordinate its outstanding debt position in connection with the new senior credit facility. In September 2005 the promissory note with Facilities was paid in full with proceeds from the Company’s private offering.

The Company purchased from Phoenix its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman, and Dr. Penny each have a 2 1/2% indirect ownership interest in CEP, and John Chisholm, a director of Flotek, has a 30% ownership interest in CEP. No royalties were earned during 2006.

Note 13—Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental to our business.

The Company has entered into operating leases for office space, vehicles and equipment. Future minimum lease payments under these leases are as follows:

For the Years Ended December 31,	(in thousands)
2007	$475
2008	$335
2009	$234
2010	$161
2011	$155

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense under these operating leases totaled approximately $438,000, $181,000 and $205,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the United States. All employees are eligible for the plan upon six months of employment. In March 2006, the Company began matching 0.25% of each employee’s contribution up to 0.75%.

Concentrations

Essentially all of our revenue is derived from the oil and gas industry. This concentration of customers in one industry increases our credit and business risk, particularly given the volatility of activity levels in the industry. The majority of our sales are to major or large independent oilfield service companies with established credit histories, and actual credit losses have been insignificant.

Five customers accounted for 30% of consolidated revenue for the year ended December 31, 2006. The majority of these same customers were also in the Chemicals and Logistics segment of our business, and they collectively accounted for 47% of the revenue in this segment. One customer of the five accounted for 8% of the consolidated revenue for the year ended December 31, 2006. The same customer accounted for 15% of revenue of our Chemicals and Logistics segment for the year ended December 31, 2006.

Five customers accounted for 32% of consolidated revenue for the year ended December 31, 2005. These same five customers were also in the Chemicals and Logistics segment of our business, and they collectively accounted for 49% of the revenue in this segment. One customer of the five accounted for 12% of the consolidated revenue for the year ended December 31, 2005. The same customer accounted for 22% of revenue of our Chemicals and Logistics segment for the year ended December 31, 2005.

The Chemicals and Logistics segment generated the majority of our revenue in 2004. Five customers accounted for 47% of consolidated revenue for the year ended December 31, 2004. These same five customers were also in the Chemicals and Logistics segment of our business and they collectively accounted for 57% of the revenue in this segment.

Note 14—Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has determined that there are three reportable segments:

•

The Chemicals and Logistics segment is made up of two business units. The specialty chemical business unit designs, develops, manufactures packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The logistics business unit manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•

The Artificial Lift segment manufactures and markets artificial lift equipment which includes the Petrovalve line of beam pump components, electric submersible pumps, gas separators, valves and services to support coal bed methane production.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Summarized financial information concerning the segments for the years ending December 31, 2006, 2005 and 2004 is shown in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
2006
Net revenue to external customers	$50,545	$36,753	$13,344	$—	$100,642
Income (loss) from operations	$16,845	$6,325	$1,514	$(5,831)	$18,853
Depreciation and amortization	$395	$2,044	$154	$157	$2,750
Total assets	$25,459	$39,748	$16,860	$823	$82,890
Goodwill	$7,620	$9,689	$6,876	$—	$24,185
Capital expenditures	$3,222	$5,293	$635	$51	$9,201
Interest expense	$3	$33	$6	$963	$1,005

2005
Net revenue to external customers	$29,638	$21,875	$1,356	$—	$52,869
Income (loss) from operations	$8,188	$4,663	$180	$(2,917)	$10,114
Depreciation and amortization	$403	$1,175	$21	$169	$1,768
Total assets	$16,417	$26,787	$1,233	$7,721	$52,158
Goodwill	$7,620	$4,768	$—	$—	$12,388
Capital expenditures	$723	$1,640	$—	$34	$2,397
Interest expense	$33	$6	$1	$787	$827

2004
Net revenue to external customers	$17,983	$3,315	$583	$—	$21,881
Income (loss) from operations	$4,731	$359	$(356)	$(1,722)	$3,012
Depreciation and amortization	$430	$87	$31	$142	$690
Total assets	$12,837	$868	$1,467	$785	$15,957
Goodwill	$7,466	$—	$—	$—	$7,466
Capital expenditures	$67	$27	$—	$19	$113
Interest expense	$117	$12	$—	$562	$691

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
	(in thousands, except per share data)
2006
Revenue	$16,061	$22,113	$29,196	$33,272	$100,642
Gross profit(a)	6,782	8,586	11,943	13,867	41,178
Net income	1,756	2,235	3,509	3,850	11,350
Earnings per share
Basic	0.21	0.26	0.40	0.44	1.31
Diluted	0.19	0.24	0.37	0.41	1.22

2005
Revenue	$11,041	$12,461	$13,303	$16,064	$52,869
Gross profit(a)	4,068	5,264	5,727	6,864	21,923
Net income	1,468	1,989	1,769	2,494	7,720
Earnings per share
Basic	0.22	0.29	0.24	0.30	1.06
Diluted	0.20	0.26	0.21	0.27	0.94

(a)	-Represents revenue less cost of revenue.

Note 16—Subsequent Events

In January 2007, we amended the Senior Credit Facility in conjunction with the acquisition of Triumph Drilling Tools. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $20.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were modified to provide for borrowings that bear interest at LIBOR rate plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $35.0 million bearing interest at LIBOR rate plus 175 basis points payable over 84 months. The amendment increased many of our principal covenants including our leverage ratio, fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged.

On January 4, 2007, the Company completed its acquisition of substantially all the assets of Triumph Drilling Tools, Inc. (“Triumph”) as reported in its Current Report on Form 8-K filed with the SEC on January 10, 2007. The Company paid aggregate consideration of approximately $31 million in cash, consisting of $25 million to the former shareholder and $6 million in the repayment of debt of Triumph.

The Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) on January 31, 2007 for approximately $2.5 million in cash, $1.9 million in Flotek common stock and a $1.5 million 6% fixed rate three year seller note. The partnership interest will be reported using the equity method of accounting. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in internal controls as of December 31, 2006. Our management is responsible for establishing and maintaining internal control over financial reporting (ICFR). Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, and therefore can only provide reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work.

Our management’s assessment is that the Company did not maintain effective ICFR as of December 31, 2006 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our ICFR as designed, documented and tested, we identified two material weaknesses. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and not having adequate monitoring controls in place during the year. As a result of these material weaknesses, the Company recorded adjustments to the financial statements for the year ended December 31, 2006, prior to their issuance, that affected several financial statement line items.

In order to address the material weaknesses identified, management has initiated corrective measures that will continue through 2007 including:

1) Adding experienced personnel to our accounting and financial reporting function to provide the necessary resources to ensure we have effective and timely monitoring controls in place, particularly related to acquisitions. We expect that by adding a senior accounting acquisitions manager and internal audit manager, we will be better able to address technical accounting issues on a timely basis. In addition, we will reevaluate all other finance and accounting needs and personnel and change and enhance, as necessary.

2) Implementation of Rental Tool Management Software (RTMS) to better monitor our drilling tool rental activities.

The Company believes that the above measures will address all matters identified as a material weakness by management and the independent registered public accounting firm. The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company made changes to the design and operation of internal control over financial reporting during the fourth quarter in order to increase the design and operating effectiveness of internal controls in connection with implementing Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company is currently implementing enhancements to the Company’s internal control over financing reporting to address the material weaknesses described above.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information under the caption “Directors, Executive Officers and Corporate Governance”, which will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11.	Executive Compensation.

Information under the caption “Executive Compensation”, which will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information under the caption “Certain Relationships and Transactions with Management”, which will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information under the caption “Principal Accounting Fees and Services”, which will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation (incorporated by reference to Appendix E of the Company’s Definitive Proxy Statement filed with the SEC on September 27, 2001).

3.2	Bylaws (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed with the SEC on September 27, 2001).

4.1	Registration Right Agreement, effective as of April 30, 2000, signed in August 2000 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-QSB for the quarter ended August 31, 2000).

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

4.5	Form of Warrant Agreement to Marlin Investors, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-QSB for the quarter ended November 30, 1997).

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

10.11	2003 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to Form S-8 registration statement filed with the Commission on October 27, 2005).

10.12	2005 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to Form S-8 registration statement filed with the Commission on October 27, 2005).

Exhibit Number	Description of Exhibit

10.13	Convertible Loan Agreement dated October 16, 1997 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-QSB for the quarter ended November 30, 1997).

10.14	Promissory Note to Chisholm Energy Partners, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 10KSB for the year ended February 28, 1999).

10.15

Asset Purchase Agreement dated January 2, 2006 among Flotek Industries, Inc. and Can-Ok Field Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.16

Asset Purchase Agreement dated January 2, 2006 among Flotek Industries, Inc. and Stabilizer Technology, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended March 31, 2006).

10.17

Asset Purchase Agreement dated April 3, 2006 among Total Energy Technologies, LLC, USA Petrovalve, Inc. and Total Well Solutions, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.18

Exclusive License Agreement dated April 3, 2006 among Flotek Industries, Inc., USA Petrovalve, Inc. and Total Well Solutions, LLC. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.19

Asset Purchase Agreement dated June 6, 2006 among LifTech, LLC, its owners and USA Petrovalve, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.20

Membership Interest Purchase Agreement dated October 5, 2006 between Turbeco, Inc. and the owner of a 50% interest in CAVO Drilling Motors, Ltd Co. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.21	Asset Purchase Agreement dated November 17, 2005 among Teal Supply Co., dba Triumph Drilling Tools, Inc., Turbeco Inc. and Michael E. Jensen.

10.22	Amended and Restated Credit Agreement Between Flotek Industries, Inc. and Wells Fargo Bank, N.A. dated January 4, 2007.

21.1	List of Subsidiaries (incorporated by reference to same numbered exhibit to Form SB-2 Registration Statement (file no. 333-129308) filed with the Commission on October 28, 2005).

23	Consent of UHY LLP.

31.1	Rule 13a-15(e) and 15(d)-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15(d)-15(e) Certification of Chief Financial Officer.

32.1	Certification of Periodic Report by Chief Executive Officer.

32.2	Certification of Periodic Report by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JERRY D. DUMAS, SR.
Jerry D. Dumas, Sr.
Chairman and Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY D. DUMAS, SR. Jerry D. Dumas, Sr.	Chairman and Chief Executive Officer	March 16, 2007

/s/ LISA G. MEIER Lisa G. Meier	Chief Financial Officer and Vice President	March 16, 2007

/s/ JAMES A. JOWETT James A. Jowett	Chief Accounting Officer	March 16, 2007

/s/ JOHN W. CHISHOLM John W. Chisholm	Director	March 16, 2007

/s/ GARY M. PITTMAN Gary M. Pittman	Director	March 16, 2007

/s/ BARRY E. STEWART Barry E. Stewart	Director	March 16, 2007

/s/ RICHARD O. WILSON Richard O. Wilson	Director	March 16, 2007

/s/ WILLIAM R. ZIEGLER William R. Ziegler	Director	March 16, 2007