Form 10-Q
period 2007-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2007-05-10
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-13270

FLOTEK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7030 Empire Central Drive, Houston, Texas	77040
(Address of principal executive offices)	(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)

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

There were 9,081,657 shares of the issuer’s common stock, $.0001 par value, outstanding as of May 7, 2007.

Forward-Looking Statements

We have included or incorporated by reference in this Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our current belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. The forward-looking statements contained in this Form 10-Q are based on information as of the date of this report. Many of these forward looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. We try, whenever possible, to identify these statements by using words such as “anticipate,” “believe,” “should,” “estimate,” “expect,” “plan,” “project” and similar expressions. We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed in our latest Annual Report on Form 10-K under “Risk Factors” in Part I, Item 1A.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$684	$510
Accounts receivable, net	20,519	19,077
Inventories, net	21,607	17,899
Other current assets	506	578

Total current assets	43,316	38,064

Investment in affiliate (See Note 3)	6,371	—
Property, plant and equipment, net	30,612	19,302
Goodwill	44,055	24,185
Intangible and other assets, net	1,287	1,339

	$125,641	$82,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,946	$9,941
Accrued liabilities	8,133	7,457
Current portion of long-term debt	6,333	2,589
Deferred tax liability, current	673	675

Total current liabilities	23,085	20,662

Long-term debt, less current portion	42,775	8,185
Deferred tax liability, less current portion	536	534

Total liabilities	66,396	29,381

Stockholders’ equity:
Common stock, $.0001 par value; 20,000,000 shares authorized; March 31, 2007—shares issued: 9,079,657; outstanding: 9,015,778; December 31, 2006—shares issued: 8,847,214; outstanding: 8,827,464	1	1
Additional paid-in capital	48,956	46,661
Accumulated other comprehensive income	38	37
Retained earnings	10,440	6,810
Treasury stock, at cost—35,087 shares	(190)	—

Total stockholders’ equity	59,245	53,509

	$125,641	$82,890

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED INCOME STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$35,079	$16,061
Cost of revenue	20,032	9,279

Gross profit	15,047	6,782

Expenses:
Selling, general and administrative	6,977	3,187
Depreciation and amortization	1,323	598
Research and development	170	155

Total expenses	8,470	3,940

Income from operations	6,577	2,842

Other income (expense):
Interest expense	(811)	(171)
Other, net	63	12

Total other income (expense)	(748)	(159)

Income before income taxes	5,829	2,683
Provision for income taxes	(2,126)	(927)

Net income	$3,703	$1,756

Other comprehensive income:
Foreign currency translation adjustment	1	—

Comprehensive income	$3,704	$1,756

Basic and fully diluted earnings per common share:
Basic earnings per common share	$0.42	$0.21
Fully diluted earnings per common share	$0.39	$0.19

Weighted average common shares used in computing basic earnings per common share	8,915	8,388
Incremental common shares from stock options and warrants	528	912

Weighted average common shares used in computing fully diluted earnings per common share	9,443	9,300

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,703	$1,756
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,323	598
Equity income from affiliate	(59)	—
Gain on sale of assets	36	—
Deferred income taxes	(122)	15
Stock compensation expense	13	—
Change in assets and liabilities:
Accounts receivable	1,989	269
Inventories	(2,881)	551
Deposits and other	309	(64)
Accounts payable	(3,315)	(2,398)
Accrued liabilities	261	1,265

Net cash provided by operating activities	1,257	1,992

Cash flows from investing activities:
Acquisitions, net of cash acquired	(31,122)	(6,712)
Investment in affiliate	(2,932)	—
Proceeds from sale of assets	137	—
Other assets	(54)	—
Capital expenditures	(4,029)	(2,014)

Net cash used in investing activities	(38,000)	(8,726)

Cash flows from financing activities:
Issuance of stock	428	519
Purchase of treasury stock	(190)	—
Proceeds from borrowings	54,591	64
Repayments of indebtedness	(17,912)	(632)

Net cash provided by (used in) financing activities	36,917	(49)

Net increase (decrease) in cash and cash equivalents	174	(6,783)
Cash and cash equivalents at beginning of period	510	7,377

Cash and cash equivalents at end of period	$684	$594

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets recorded, including goodwill and other intangible assets	$37,147	$7,275
Less cash acquired	—	(38)
Less equity issued	(1,855)	(525)
Less debt issued	(1,545)	—
Add elimination of intercompany income	307	—

Acquisitions, net of cash acquired	$34,054	$6,712

Supplemental disclosure of cash flow information:
Interest paid	$203	$209
Income taxes paid	$300	$930

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 — General

The information contained in the following notes is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated condensed financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the year ended December 31, 2006 and related notes thereto, included in the Annual Report on Form 10-K filed by Flotek Industries, Inc. (“Flotek”) with the Securities and Exchange Commission. All references to the “Company” include Flotek and its wholly-owned subsidiaries unless otherwise indicated or the context indicates otherwise.

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

In the opinion of management, the unaudited consolidated condensed financial statements of the Company include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of its financial position as of March 31, 2007 and its results of operations and cash flows for the three month periods ended March 31, 2007 and 2006. The consolidated condensed statement of financial position as of December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flow for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 — Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 (“FAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of FAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS No. 159 will have on our results of operations and financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued its Statement of Financial Accounting Standards No. 157 (“FAS No. 157”), “Fair Value Measurements.” FAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS No. 157 will have on our results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” and was adopted by the Company effective January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes and requires companies to make disclosures about uncertain income tax positions, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition.

Note 3 — Acquisitions

On January 4, 2007, the Company acquired substantially all the assets of Triumph Drilling Tools, Inc. (“Triumph”) for $31 million in cash. Triumph is a leading regional provider of down-hole rental equipment to the oil and gas industry. Triumph maintains an extensive inventory of drilling tools for lease or sublease to customers in Texas, New Mexico, Louisiana, Oklahoma and Arkansas. Triumph’s rental products include stabilizers, drill collars, drilling jars, roller reamers and other specialized drilling tools. Triumph also provides bottom hole assembly design, inspection services and other related technical services. Triumph services numerous drilling contractors, directional drilling companies and major and independent operators. Results of operations for Triumph are included in the Company’s consolidated condensed statement of income as of January 1, 2007.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The purchase price of the Triumph acquisition was allocated to the assets acquired and liabilities assumed based on estimated fair values, following the completion of an independent appraisal. In accordance with SFAS No. 141, “Accounting for Business Combinations”, the excess of the purchase price over the net fair value of the assets acquired was allocated to goodwill. The table below details the recorded investment in Triumph (in thousands):

Recorded Investment
Accounts receivables	$3,429
Other current assets	243
Inventories	827
Property, plant and equipment	8,612
Goodwill	19,924
Accounts payable	(1,321)
Accrued liabilities	(483)
Notes payable	(109)

Total purchase price	$31,122

The Company is continuing to evaluate the initial purchase price allocation and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the business becomes known. The Company will also adjust the purchase price allocation of the acquired business as additional information is received supporting the fair market value of the acquired assets and liabilities for up to one year from the acquisition date.

The following table presents information related to the Triumph acquisition and assumes the acquisition had been completed as of January 1, 2006:

	Three Months Ended March 31,
	2007	Pro Forma 2006
	(in thousands, except share data)
Revenue	$35,079	$19,759
Income before income taxes	$5,829	$3,273
Net income	$3,703	$2,134
Basic earnings per share	$0.42	$0.25

On January 31, 2006 the Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) for approximately $2.5 million in cash, 71,717 shares of our common stock and a $1.5 million promissory note to the seller. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa. The partnership interest will be reported using the equity method of accounting.

Note 4 — Inventories

The components of inventories as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Raw materials	$6,762	$4,415
Work-in-process	1,316	700
Finished goods (includes in-transit)	15,115	13,646

Gross inventories	23,193	18,761
Less: Slow-moving and obsolescence reserve	(1,586)	(862)

Inventories, net	$21,607	$17,899

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 — Property, Plant and Equipment

As of March 31, 2007 and December 31, 2006, property, plant and equipment were comprised of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Land	$609	$609
Buildings and leasehold improvements	3,791	3,665
Machinery, equipment and rental tools	24,707	13,941
Equipment in progress	5,073	3,856
Furniture and fixtures	350	318
Transportation equipment	2,695	2,144
Computer equipment	497	491

Gross property, plant and equipment	37,722	25,024
Less: Accumulated depreciation	(7,110)	(5,722)

Property, plant and equipment, net	$30,612	$19,302

Net property, plant and equipment of approximately $8.6 million associated with the Triumph acquisition was recorded January 1, 2007 (See Note 3).

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

Additional goodwill of approximately $19.9 million associated with the Triumph acquisition was recorded January 1, 2007 (See Note 3).

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 — Long-Term Debt

Long-term debt for the period ended March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Senior Credit Facility
Equipment term loans	$34,167	$5,482
Real estate term loans	915	933
Revolving line of credit	11,261	2,911
Promissory notes to stockholders of acquired businesses, maturing February 2008	378	740
Promissory note to stockholders of acquired businesses, maturing December 2009	1,545	—
Other	842	708

Total	49,108	10,774
Less current maturities	(6,333)	(2,589)

Long-term debt, less current portion	$42,775	$8,185

In August 2006 we amended the Senior Credit Facility with Wells Fargo. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $10.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms are interest-only, maturing in August 2009.

In January 2007, we amended the Senior Credit Facility in conjunction with the acquisition of Triumph. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $20.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were modified to provide for borrowings that bear interest at LIBOR rate plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $35.0 million bearing interest at LIBOR rate plus 175 basis points payable over 84 months. The amendment modified many of our principal covenants including our leverage ratio, fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the amended maturity date, the current revolving line of credit is classified as long-term debt.

As of March 31, 2007, we had $11.3 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Availability under the revolving line of credit as of March 31, 2007 is approximately $4.7 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of March 31, 2007 we were in compliance with all covenants. As of March 31, 2007 the Company had approximately $0.8 million in vehicle loans and capitalized vehicle leases.

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable evenly over the next 3 years.

The Company believes the fair value of its long-term debt approximates the recorded value as of March 31, 2007, as the majority of the long-term debt carries a floating interest rate.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8 — Common Stock

The amount of common shares issued and outstanding is summarized as follows:

Issued and outstanding as of December 31, 2006	8,847,214
Shares issued for CAVO acquisition (See Note 3)	71,717
Stock options exercised through March 31, 2007	160,726

Shares issued as of March 31, 2007	9,079,657
Shares restricted as of March 31, 2007 (See below)	(28,792)
Shares repurchased during the three months ended March 31, 2007 (See below)	(35,087)

Shares outstanding as of March 31, 2007	9,015,778

During the quarter, the Company repurchased shares of its common stock issued in conjunction with the acquisition of Spidle Sales and Services, Inc. The repurchase of these shares was optional by the parties involved in the acquisition agreement. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The Company currently does not have or intend to initiate a share repurchase program.

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors approved the acceleration of the vesting of all previously unvested stock options granted under Flotek Industries, Inc.’s 2003 and 2005 Long Term Incentive Plans. The vesting acceleration imposed selling restrictions equal to the original option vesting requirements. Shares that are restricted as of March 31, 2007 related to exercise of stock options with selling restrictions are excluded in the weighted average calculation of basic and diluted earnings per share.

Note 9 — Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Fully diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options and warrants) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

The following table presents information necessary to calculate earnings per share for the periods presented.

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$3,703	$1,756
Basic weighted-average common shares outstanding	8,915	8,388
Basic earnings per common share	$0.42	$0.21
Fully diluted earnings per common share	$0.39	$0.19
Basic weighted-average common shares outstanding	8,915	8,388
Effect of dilutive securities	528	912

Fully diluted weighted-average common equivalent shares outstanding	9,443	9,300

Note 10 — Stock-Based Compensation

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

Under SFAS 123R, the Company’s compensation costs based on the fair value at the grant date for its stock options, net income and EPS would have been reduced.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the first quarter of 2007, the Company issued stock options and restricted stock to certain current officers and employees as equity based compensation. Options to purchase 70,602 shares of our common stock were granted with an exercise price of $27.61 per share and 28,868 shares of restricted stock were granted. These options and restricted shares vest evenly over four years. Approximately $13,000 of stock based compensation expense was recognized during the three months ended March 31, 2007 related to prior stock option grants.

Note 11 — Income Taxes

FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48. As a result the cumulative effect related to adopting FIN 48 was $72,000. In addition, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, the Company has no unrecognized tax benefits. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, the Company has accrued $200,000 of interest and penalties related to uncertain tax positions. Beginning January 1, 2007 the Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Prior to 2007 the Company recorded interest related to uncertain tax positions in interest expense and did not include it as part of its provision for income taxes.

A reconciliation of the effective income tax rate to the statutory income tax rate is as follows:

	For the Three Months Ended March 31,
	2007	2006
Income tax (benefit) at statutory rate	35.0%	34.0%
State taxes, net of federal benefit	2.8	2.6
Deductible items	(1.1)	(0.3)
Other	(0.2)	(1.8)

Provision for income taxes	36.5%	34.5%

Our effective income tax rate in 2007 and 2006 differs from the federal statutory rate primarily due to state income taxes and domestic production deductions. As of March 31, 2007, we had estimated U.S. net operating loss carryforwards of approximately $1.8 million, expiring in various amounts in 2017 through 2025.

Our current corporate organization structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group can not be offset by tax attributes, including net operating losses, of the other group.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Note 12 — Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental to our business.

Note 13 — Segment Information

The Company has three operating segments.

•

The Chemicals and Logistics segment is made up of two business units. The specialty chemical business unit designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The logistics business unit manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

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

Summarized financial information concerning the segments for the three months ending March 31, 2007 and 2006 is shown in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Three months ended March 31, 2007
Net revenue to external customers	$16,875	$14,644	$3,560	$—	$35,079
Income (loss) from operations	$6,270	$1,824	$290	$(1,807)	$6,577

Three months ended March 31, 2006
Net revenue to external customers	$7,876	$8,092	$93	$—	$16,061
Income (loss) from operations	$1,911	$1,781	$(100)	$(750)	$2,842

Total assets by reportable segment were as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Chemicals and Logistics	$25,352	$25,459
Drilling Products	82,067	39,748
Artificial Lift	17,787	16,860
Corporate and Other	435	823

Total assets	$125,641	$82,890

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

We were incorporated in 1985 and currently trade on the American Stock Exchange under the stock ticker symbol “FTK”. Our headquarters are in Houston, Texas. We have expanded geographically so that we now have a growing presence in select domestic and international market areas in Oklahoma, Arkansas, New Mexico, the Gulf Coast, the Rocky Mountains, Canada, Mexico, Central America, South America, Europe and Asia. We market our products domestically and internationally in over 20 countries.

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

Over the last year we have grown our sales internally and through acquisitions. During 2006 and 2007, we entered into the following acquisitions that were outside the ordinary course of our business:

•	acquired the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (“Can-Ok”), a drilling tool sales and rental provider in Oklahoma, Louisiana and Arkansas, on January 2, 2006;

•	acquired the assets of TWS, which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers, on April 3, 2006;

•	acquired the assets of LifTech, which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers, on June 6, 2006;

•	acquired the assets of Triumph Drilling Tools, Inc. (“Triumph”), a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas, on January 4, 2007; and

•	acquired a 50% membership interest in CAVO Drilling Motors, Ltd. Co. (“CAVO”), which specializes in the rental, service and sale of high performance mud motors, on January 31, 2007.

We continue to actively seek profitable acquisition or merger candidates in our core businesses to either decrease costs of providing products or add new products and customer base to diversify our market.

Results of Operations

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$35,079	$16,061
Cost of revenue	20,032	9,279

Gross profit	15,047	6,782
Gross profit %	42.9%	42.2%
Expenses:
Selling, general and administrative	6,977	3,187
Depreciation and amortization	1,323	598
Research and development	170	155

Total expenses	8,470	3,940

Income from operations	6,577	2,842
Income from operations %	18.7%	17.7%
Other income (expense):
Interest expense	(811)	(171)
Other, net	63	12

Total other income (expense)	(748)	(159)

Income before income taxes	5,829	2,683
Provision for income taxes	(2,126)	(927)

Net income	$3,703	$1,756

Consolidated — Comparison of Three Months Ended March 31, 2007 and 2006

Revenue for the three months ended March 31, 2007 were $35.1 million, an increase of 118.4%, compared to $16.1 million for 2006. Revenue increased in all of our business segments due to increased acceptance of our products, acquisitions completed in 2006 and 2007, incremental rental revenue from expansion of our drilling tool inventory, and improved pricing. Revenue increased most significantly due to organic growth of our Chemicals and Logistics segment, the Drilling Products segment acquisition of Triumph in January 2007 and two Artificial Lift segment acquisitions in April and June 2006. These acquisitions accounted for $7.8 million of the increase in revenue. Severe weather in the Mid-Continent and Rocky Mountains adversely affected activity levels and resulted in the delay of approximately $2.0 million of specialty chemical and artificial lift revenues.

Gross profit for the three months ended March 31, 2007 increased 121.9% to $15.0 million, or 42.9% of revenue, compared to $6.8 million, or 42.2% of revenue, for 2006. The increase in gross profit is due to the increase in revenue in all of our business segments, with specialty chemical sales contributing most significantly. The increase in gross profit as a percentage of revenue is primarily due to the organic growth of our Chemicals and Logistics segment, partially offset by lower margins of the two artificial lift acquisitions in 2006 which typically have lower margins than our existing businesses.

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

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $7.0 million for the three months ended March 31, 2007 versus $3.2 million in 2006. The increase was primarily due to increased sales and field support costs in the Drilling Products and Artificial Lift segments.

Depreciation and amortization increased from $0.6 million for the three months ended March 31, 2006 to $1.3 million in 2007. The increase is due to additional depreciable assets resulting from acquisitions and capital expenditures.

Research and development (“R&D”) costs were virtually unchanged at $0.2 million for the three months ended March 31, 2007 compared to the same period in 2006. We plan to expand significantly our research efforts in 2007. R&D expenditures are charged to expense as incurred.

Interest expense was $0.8 million for the three months ended March 31, 2007 versus $0.2 million in 2006. The increase was a result of the increase in our overall debt level associated with the Triumph acquisition. We amended our credit facility in January 2007 in conjunction with the Triumph acquisition. Borrowing capacity on the line of credit was increased and we added two equipment term loans while paying off two of our smaller equipment term loans.

A provision for income taxes of $2.1 million was recorded for the three months ended March 31, 2007. An effective tax rate of 36.5% was applied in 2007 versus 34.5% in 2006.

Results by Segment

Chemicals and Logistics

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$16,875	$7,876
Gross profit	8,094	2,984
Gross profit %	48.0%	37.9%
Income from operations	6,270	1,911
Income from operations %	37.2%	24.3%

Chemicals and Logistics — Comparison of Three Months Ended March 31, 2007 and 2006

Chemicals and Logistics revenue increased $9.0 million, or 114.3%, for the three months ended March 31, 2007 compared to 2006. The increase in revenue is a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant revenue growth occurred in the Rocky Mountains, Mid-Continent and Permian Basin regions and the East Coast. Sales of our proprietary, biodegradable, environmentally benign ‘green’ chemicals grew 257.9% from $3.0 million in the first quarter of 2006 to $10.8 million in the first quarter of 2007. Margins continue to increase as we focus on shifting more of our sales mix to higher margin patented and proprietary products. Inclement weather in the first quarter of 2007 negatively impacted sales by approximately $1.5 million.

Gross profit as a percentage of revenue increased from 37.9% for the three months ended March 31, 2006 to 48.0% in 2007. The increase in gross profit is due to price increases and a reduction in cost of goods as a percentage of total revenue. Margins continue to increase as the sales mix shifts to higher margin patented and proprietary products. As of March 31, 2007, construction of a 30,000 square foot expansion to our production facilities was substantially completed. This facility triples production capabilities and allows the division to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Income from operations increased from $1.9 million for the three months ended March 31, 2006 to $6.3 million for the same period in 2007, with income from operations as a percentage of revenue increasing from 24.3% to 37.2%, respectively.

Drilling Products

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$14,644	$8,092
Gross profit	6,138	3,779
Gross profit %	41.9%	46.7%
Income from operations	1,824	1,781
Income from operations %	12.5%	22.0%

Drilling Products — Comparison of Three Months Ended March 31, 2007 and 2006

During 2007 we continued expanding our drilling products sales through acquisition, allowing us to expand geographically and to grow our line of products and services. In January 2007 we acquired the assets of Triumph, a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas. Additionally, in January 2007 we acquired a 50% interest in CAVO, which specializes in the rental, service and sale of high performance mud motors. These acquisitions expanded machining, repair, tool rental and inspection service capability within our drilling products group.

Drilling Products revenue increased $6.6 million, or 81.0%, for the three months ended March 31, 2007 compared to the same period in 2006. The drilling tool acquisitions completed in January 2007 increased downhole mud motor rentals, and higher centralizer sales contributed to the increase in overall sales.

Gross profit increased $2.4 million, or 62.4%, for the three months ended March 31, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue decreased from 46.7% in the first quarter of 2006 to 41.9% in the first quarter of 2007. The decrease in gross profit as a percentage of revenue relates to high level of subrentals and bit sales in the Rocky Mountains which generate lower margins.

Income from operations as a percentage of revenue decreased to 12.5% for the three months ended March 31, 2007 compared to 22.0% in 2006. Costs related to increased headcount and additional depreciation associated with acquired assets contributed to the decrease.

Artificial Lift

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Revenue	$3,560	$93
Gross profit	815	19
Gross profit %	22.9%	20.6%
Income (loss) from operations	290	(100)
Income from operations %	8.1%	(107.1)%

Artificial Lift — Comparison of Three Months Ended March 31, 2007 and 2006

In the second quarter of 2006 we acquired two coal bed methane service companies to expand our production driven revenue base. The combined companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support the coal bed methane producers in the Powder River Basin region and beyond.

Revenue was $3.6 million for the three months ended March 31, 2007 versus $0.1 million in 2006, with the acquisitions accounting for the increase. Inclement weather in the first quarter of 2007 negatively impacted sales by approximately $0.5 million.

Gross profit increased $0.8 million primarily due to the increased revenue base. The gross profit as a percentage of revenue increased from 20.6% for the three months ended March 31, 2006 to 22.9% in 2007. The increase in gross margin as a percentage of revenue reflects our efforts to improve supply chain management and product mix.

Income from operations increased to $0.3 million for the three months ended March 31, 2007 from a loss from operations of $0.1 million in 2006.

Capital Resources and Liquidity

Cash and cash equivalents increased $0.2 million during the first quarter of 2007. Cash flows from operations decreased from $2.0 million in 2006 to $1.3 million in 2007 due to increased working capital needs. Increased working capital requirements decreased operating cash flow by $3.6 million in the first quarter of 2007 versus a decrease in operating cash flow of $0.4 million for the same period in 2006. The net increase in working capital was the result of a $3.1 million decrease in accounts payable and accrued liabilities primarily related to our chemical suppliers and a $2.9 million increase in inventory as we ramped up feedstock supplies for anticipated increased levels of chemical production, offset by a $2.0 million decrease in accounts receivable and a $0.3 million decrease in deposits and other.

Capital expenditures for the three months ended March 31, 2007 totaled approximately $4.0 million. The most significant expenditures related to the expansion of our mud motor fleet, addition of rental tools to expand our rental tool base and the purchase of manufacturing and repair equipment. Based on the success of the motors, Flotek acquired a 50% interest in CAVO in January 2007. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high performance mud motors for a variety of drilling applications. Looking forward in 2007, we anticipate significant capital expenditures associated with the construction of our liquids blending facility in Louisiana and continued expansion of our mud motor fleet.

In January 2007, we amended our Senior Credit Facility with Wells Fargo in conjunction with the acquisition of Triumph. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $20.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were modified to provide for borrowings that bear interest at LIBOR plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $35.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months. The amendment modified many of our principal covenants including our leverage ratio, fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the amended maturity date, the current revolving line of credit is classified as long-term debt.

As of March 31, 2007, we had $11.3 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Availability under the revolving line of credit as of March 31, 2007 is approximately $4.7 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of March 31, 2007 we were in compliance with all covenants.

As of March 31, 2007 the Company had approximately $0.8 million in vehicle loans and capitalized vehicle leases.

We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. Common stock issued during the three months ended March 31, 2007 is described below:

•	In the acquisition of the 50% membership interest in CAVO in January 2006, we issued 71,717 shares of common stock.

•	Stock options to purchase 160,726 shares (10,000 shares are restricted) were exercised by officers, directors and employees, with proceeds of approximately $0.4 million paid to the Company.

Impact of Recently Issued Accounting Standards

In February 2007, the FASB issued Statement No. 159 (“FAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of FAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS No. 159 will have on our results of operations and financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. As of March 31, 2007, we have $46.3 million of variable rate indebtedness within our credit facility. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $0.5 million.

Item 4. Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as a result of material weaknesses in internal controls as of March 31, 2007. Our management is responsible for establishing and maintaining internal control over financial reporting (ICFR). Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, and therefore can only provide reasonable assurance with respect to financial statement preparation and presentation.

Our management’s assessment is that the Company did not maintain effective ICFR as of December 31, 2006 within the context of the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our ICFR as designed, documented and tested, we identified two material weaknesses. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and not having adequate monitoring controls in place during the year. As a result of these material weaknesses, the Company recorded adjustments to the financial statements for the year ended December 31, 2006, prior to their issuance that affected several financial statement line items.

The status of management’s initiative for correcting the material weaknesses disclosed at year-end December 31, 2006 follows:

1)	As a corrective measure for internal control weakness related to inadequate staffing within the accounting department, management hired additional accounting and IT personnel and has engaged several outside consulting firms to assist with taxes and the design and evaluation of our internal controls framework. We are actively interviewing candidates for senior accounting positions including a director of internal controls, controller and director of acquisition accounting. We expect that by adding these personnel, we will be better able to address technical accounting issues on a timely basis. In addition, we will reevaluate all other finance and accounting needs and personnel and change and enhance, as necessary.
2)	A training seminar for Rental Tool Management Software (RTMS), which will be used to better monitor our drilling tool rental activities, was attended by several accounting and operational staff in the first quarter of 2007. Implementation of RTMS began in one of our drilling tools locations in South Texas during the first quarter of 2007. Management’s plan is to stage implementation throughout all the drilling tools locations over the remainder of 2007.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes during the period ended March 31, 2007 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended December 31, 2006.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By: /s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman, Chief Executive Officer and President

By: /s/ Lisa G. Meier
Lisa G. Meier
Chief Financial Officer and Vice President

May 10, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer