Form 10-Q
period 2007-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2007-08-09
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

There were 18,389,978 shares of the issuer’s common stock, $.0001 par value, outstanding as of August 3, 2007.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$883	$510
Accounts receivable, net	21,055	19,077
Inventories, net	21,099	17,899
Other current assets	1,325	578

Total current assets	44,362	38,064

Investment in affiliate	6,981	—
Property, plant and equipment, net	33,055	19,302
Goodwill	41,280	24,185
Intangible and other assets, net	4,206	1,339

TOTAL ASSETS	$129,884	$82,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,486	$9,941
Accrued liabilities	4,857	7,457
Current portion of long-term debt	4,880	2,589
Deferred tax liabilities, current	673	675

Total current liabilities	20,896	20,662

Long-term debt, less current portion	42,124	8,185
Deferred tax liabilities, less current portion	1,061	534

Total liabilities	64,081	29,381

Stockholders’ equity:
Common stock, $.0001 par value; 20,000,000 shares authorized; June 30, 2007 shares issued: 18,319,546; outstanding: 18,096,784; December 31, 2006 shares issued: 17,694,428; outstanding: 17,654,928	1	1
Additional paid-in capital	50,659	46,661
Accumulated other comprehensive income	37	37
Retained earnings	15,296	6,810
Treasury stock	(190)	—

Total stockholders’ equity	65,803	53,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,884	$82,890

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Product	$28,436	$17,166	$54,391	$29,187
Rental	6,017	3,212	11,820	5,939
Service	3,349	1,735	6,670	3,048

	37,802	22,113	72,881	38,174

Cost of revenue
Cost of product	16,307	10,285	32,232	17,785
Cost of rental	2,718	1,935	5,059	3,145
Cost of service	1,951	1,307	3,717	1,876

	20,976	13,527	41,008	22,806

Gross profit	16,826	8,586	31,873	15,368

Expenses:
Selling, general and administrative	6,788	4,075	13,765	7,262
Depreciation and amortization	1,582	652	2,905	1,250
Research and development	138	157	308	312

Total expenses	8,508	4,884	16,978	8,824

Income from operations	8,318	3,702	14,895	6,544

Other income (expense):
Interest expense	(899)	(252)	(1,710)	(423)
Investment income and other	321	10	384	22

Total other income (expense)	(578)	(242)	(1,326)	(401)

Income before income taxes	7,740	3,460	13,569	6,143
Provision for income taxes	(2,884)	(1,225)	(5,010)	(2,152)

Net income	$4,856	$2,235	$8,559	$3,991

Basic and diluted earnings per common share:
Basic earnings per common share	$0.27	$0.13	$0.48	$0.24
Diluted earnings per common share	$0.25	$0.12	$0.45	$0.22
Weighted average common shares used in computing basic earnings per common share	17,984	17,165	17,852	16,971
Incremental common shares from stock options and warrants	1,138	1,413	1,260	1,428

Weighted average common shares used in computing diluted earnings per common share	19,122	18,578	19,112	18,399

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
	Shares	Par Value				Treasury Stock	Total
Balance January 1, 2006	16,634	$1	$39,744	$—	$(4,540)	$—	$35,205
Common stock issued	406	—	4,383	—	—	—	4,383
Stock options and warrants exercised	654	—	916	—	—	—	916
Tax benefit of stock options exercised	—	—	1,618	—	—	—	1,618
Foreign currency translation adjustment	—	—	—	37	—	—	37
Net income	—	—	—	—	11,350	—	11,350

Balance December 31, 2006	17,694	1	46,661	37	6,810	—	53,509
Common stock issued	143	—	1,855	—	—		1,855
Treasury stock	(70)	—	—	—	—	(190)	(190)
Stock options and warrants exercised	391	—	582	—	—	—	582
Restrict stock granted	91	—	—	—	—	—	—
Tax benefit of stock options exercised	—	—	1,270	—	—	—	1,270
Stock compensation expense	—	—	291	—	—	—	291
Adoption of FIN 48	—	—	—	—	(73)	—	(73)
Net income	—	—	—	—	8,559	—	8,559

Balance June 30, 2007	18,249	$1	$50,659	$37	$15,296	$(190)	$65,803

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,559	$3,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,905	1,250
Equity income from affiliate	(249)	—
Gain on sale of assets	34	—
Stock compensation expense	291	—
Deferred income taxes	404	15
Change in assets and liabilities:
Accounts receivable	1,357	(4,261)
Inventories	(2,666)	(216)
Deposits and other	(511)	(1,211)
Accounts payable	(775)	2,709
Accrued liabilities	(1,836)	3,623

Net cash provided by operating activities	7,513	5,900

Cash flows from investing activities:
Acquisitions, net of cash acquired	(31,122)	(12,763)
Investment in affiliate	(2,629)	—
Proceeds from sale of assets	379	—
Other assets	(100)	(49)
Capital expenditures	(8,638)	(4,283)

Net cash used in investing activities	(42,110)	(17,095)

Cash flows from financing activities:
Issuance of stock	582	871
Purchase of treasury stock	(190)	—
Proceeds from borrowings	67,717	11,459
Repayments of indebtedness	(33,142)	(8,148)

Net cash provided by (used in) financing activities	34,967	4,182

Effect of exchange rate changes on cash	3	—
Net increase (decrease) in cash and cash equivalents	373	(7,013)
Cash and cash equivalents at beginning of period	510	7,377

Cash and cash equivalents at end of period	$883	$364

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired, including goodwill and other intangible assets	$31,122	$17,354
Less cash acquired	—	(208)
Less equity issued	—	(4,383)

Acquisition, net of cash acquired	$31,122	$12,763

Supplemental disclosure of cash flow information:
Interest paid	$1,077	$245
Income taxes paid	$4,160	$—

See notes to consolidated condensed financial statements.

Note 1—General

These consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated condensed financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Flotek Industries, Inc. (“Flotek” or the “Company”) 2006 Annual Report on Form 10-K.

On July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to shareholders of record as of July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

Note 2—Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by FAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company evaluated FAS 159 and believes that it is not currently applicable.

Note 3—Acquisitions

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

Recorded Investment
Accounts receivables	$3,332
Other current assets	243
Inventories	827
Property, plant and equipment	8,612
Intangible assets	1,884
Goodwill (excess of purchase price over cost of investment)	18,164
Accounts payable	(1,321)
Accrued liabilities	(510)
Notes payable	(109)

Total purchase price	$31,122

The following pro forma table presents information related to the Triumph acquisition and assumes the acquisition had been completed as of January 1, 2006:

	June 30, 2006
	Three Months Ended	Six Months Ended
Revenue	$25,728	$45,487
Income before income taxes	$3,778	$7,050
Net income	$2,439	$4,571
Basic earnings per share	$0.14	$0.27
Diluted earnings per common share	$0.13	$0.25

On January 31, 2007 the Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) for approximately $2.6 million in cash, 143,434 shares of our common stock valued at $1.5 million and a $1.5 million promissory note to the seller. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa. The partnership interest is reported using the equity method of accounting as the Company does not own a controlling interest in CAVO. Earnings related to this investment of $0.2 million for each of the three and six month periods ended June 30, 2007, respectively, are reported in investment income and other in the consolidated condensed statements of income.

Note 4—Inventories

The components of inventories as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$6,190	$4,415
Work-in-process	506	700
Finished goods (includes in-transit)	16,185	13,646

Gross inventories	22,881	18,761
Less: Slow-moving and obsolescence reserve	(1,782)	(862)

Inventories, net	$21,099	$17,899

Note 5—Property, Plant and Equipment

As of June 30, 2007 and December 31, 2006, property, plant and equipment were comprised of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Land	$609	$609
Buildings and leasehold improvements	6,039	3,665
Machinery, equipment and rental tools	25,076	13,746
Equipment in progress	5,667	3,856
Furniture and fixtures	351	318
Transportation equipment	2,847	2,144
Computer equipment	508	491

Gross property, plant and equipment	41,097	24,829
Less: Accumulated depreciation	(8,042)	(5,527)

Property, plant and equipment, net	$33,055	$19,302

Net property, plant and equipment of approximately $8.6 million associated with the Triumph acquisition was recorded January 1, 2007 (See Note 3).

Certain reclassifications to prior year data have been made to conform to 2007 classifications. These reclassifications did not result in a change in property, plant and equipment, net.

Note 6—Goodwill

Changes in the carrying amount of the Company’s goodwill for the six months ended June 30, 2007 were as follows (in thousands):

As of December 31, 2006	$24,185
Goodwill acquired (See Note 3)	18,164
Purchase price adjustments	254
Reclasses to intangible and other assets - 2006 acquisitions	(1,323)

As of June 30, 2007	$41,280

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes or intangible assets for which a third party valuation was received subsequent to the acquisition date, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company’s evaluation of goodwill completed during 2006 resulted in no impairment losses.

Note 7—Intangible and Other Assets Net

Changes in the carrying amount of the Company’s intangible and other assets for the six months ended June 30, 2007 were as follows (in thousands):

As of December 31, 2006 - net	$1,339
Intangible assets acquired (See Note 3)	1,884
Reclasses from goodwill - 2006 acquisitions	1,323
Other	99
Amortization expense	(439)

As of June 30, 2007 - net	$4,206

The components of intangible and other assets are as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Patents	$360	$356
Customer relationships	3,207	—
Covenants not to compete	1,313	1,313
Other	612	517

Gross intangible and other assets	5,492	2,186
Accumulated amortization	(1,286)	(847)

Intangible and other assets, net	$4,206	$1,339

Note 8—Long-Term Debt

Long-term debt for the period ended June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Senior Credit Facility
Equipment term loans	$32,917	$5,482
Real estate term loans	898	933
Revolving line of credit	10,849	2,911
Promissory notes to stockholders of acquired businesses, maturing February 2008	305	740
Promissory note to stockholders of acquired businesses, maturing December 2009	1,288	—
Other	747	708

Total	47,004	10,774
Less current maturities	(4,880)	(2,589)

Long-term debt, less current portion	$42,124	$8,185

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

As of June 30, 2007, we had $10.8 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Availability under the revolving line of credit as of June 30, 2007 is approximately $7.7 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of June 30, 2007 we were in compliance with all covenants. As of June 30, 2007 the Company had approximately $0.7 million in vehicle loans and capitalized vehicle leases.

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable quarterly through December 31, 2009.

The Company believes the fair value of its long-term debt approximates the recorded value as of June 30, 2007, as the majority of the long-term debt carries a floating interest rate.

Note 9—Common Stock

Changes in the number of common shares issued and outstanding is summarized as follows:

Issued as of December 31, 2006	17,694,428
Shares issued for CAVO acquisition (See Note 3)	143,434
Warrants converted	32,318
Restricted stock granted	91,338
Stock options exercised	358,028

Shares issued as of June 30, 2007	18,319,546
Treasury shares purchased	(70,174)
Restricted shares as of June 30, 2007 (See below)	(152,588)

Net shares issued and outstanding as of June 30, 2007	18,096,784

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

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors approved the acceleration of the vesting of all previously unvested stock options granted under Flotek Industries, Inc.’s 2003 and 2005 Long Term Incentive Plans. The vesting acceleration imposed selling restrictions equal to the original option vesting requirements. Shares that are restricted as of June 30, 2007 related to exercise of stock options with selling restrictions are excluded in the weighted average calculation of basic and diluted earnings per share (61,250 and 19,750 restricted shares as of June 30, 2007 and December 31, 2006, respectively).

On July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to shareholders of record as of July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

Note 10—Earnings Per Share (“EPS”)

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

The following table presents information necessary to calculate earnings per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share data)
Net income	$4,856	$2,235	$8,559	$3,991
Weighted-average common shares outstanding	17,984	17,165	17,852	16,971
Basic earnings per common share	$0.27	$0.13	$0.48	$0.24
Diluted earnings per common share	$0.25	$0.12	$0.45	$0.22

Weighted-average common shares outstanding	17,984	17,165	17,852	16,971
Effect of dilutive securities	1,138	1,413	1,260	1,428

Weighted-average common equivalent shares outstanding	19,122	18,578	19,112	18,399

Note 11—Stock-Based Compensation

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

In the first half of 2007, the Company issued stock options and restricted stock to certain officers, directors and employees as stock based compensation. Options to purchase 141,202 and 127,800 shares of our common stock with exercise prices of $13.81 and $22.37 per share were granted in the first and second quarters of 2007, respectively. Additionally, 57,738 and 33,600 shares of restricted stock were granted in the first and second quarters of 2007, respectively. These options and restricted shares vest evenly over four years. Approximately $279,000 and $291,000 of stock based compensation expense was recognized during the three and six months ended June 30, 2007, respectively, related to stock option and restricted stock grants.

Note 12—Income Taxes

FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48. As a result, the cumulative effect related to adopting FIN 48 was a $73,000 charge to retained earnings. In addition, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

The Company is currently being audited by the Internal Revenue Service for the year ending December 31, 2005 and is open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006. The 2005 audit is in the preliminary review stage and at this point we can not estimate nor do we consider it probable that the taxes ultimately payable will exceed the amounts reflected in filed tax returns.

As of January 1, 2007, the Company has accrued $200,000 of interest and penalties related to uncertain tax positions. Beginning January 1, 2007 the Company accounts for interest and penalties related to uncertain tax positions are part of its provision for income taxes. Prior to 2007 the Company recorded interest related to uncertain tax positions in interest expense and did not include it as part of its provision for income taxes.

A reconciliation of the effective income tax rate to the statutory income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income tax (benefit) at statutory rate	35.0%	34.0%	35.0%	34.0%
State taxes, net of federal benefit	4.4	(0.8)	3.6	2.2
Deductible items	(2.0)	(0.3)	(1.6)	(0.5)
Other	0.1	2.5	(0.0)	(0.7)

Effective income tax rate	37.5%	35.4%	37.0%	35.0%

Our effective income tax rate in 2007 and 2006 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction. As of June 30, 2007, we had estimated U.S. net operating loss carryforwards of approximately $1.8 million, expiring in various amounts in 2017 through 2025.

Our current corporate organization structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.

Note 13—Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental to our business. The Company believes that the ultimate resolution of the routine litigation that may develop will not have a material adverse impact on the Company’s financial position, results of operation or cash flows.

Note 14—Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP.

Flotek’s operations consist of three reportable operating segments:

•

The Chemicals and Logistics segment develops, manufactures and markets specialty chemicals used in oil and gas well cementing, stimulation, acidizing, drilling, and production treatment. The segment provides well cementing bulk blending and transload services and transload facility management services.

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

Summarized financial information concerning the segments for the three and six months ending June 30, 2007 and 2006 is shown in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Three months ended June 30, 2007
Net revenue to external customers	$21,178	$13,663	$2,961	$—	$37,802
Income (loss) from operations	$8,584	$1,598	$160	$(2,024)	$8,318

Three months ended June 30, 2006
Net revenue to external customers	$10,505	$8,980	$2,628	$—	$22,113
Income (loss) from operations	$3,375	$1,207	$192	$(1,072)	$3,702

Six months ended June 30, 2007
Net revenue to external customers	$38,053	$28,307	$6,521	$—	$72,881
Income (loss) from operations	$14,854	$3,422	$450	$(3,831)	$14,895

Six months ended June 30, 2006
Net revenue to external customers	$18,381	$17,072	$2,721	$—	$38,174
Income (loss) from operations	$5,287	$2,987	$92	$(1,822)	$6,544

Revenue generated from international sales for the three months ended June 30, 2007 and 2006 were $1.9 million and $1.6 million, respectively.

Revenue generated from international sales for the six months ended June 30, 2007 and 2006 were $3.8 million and $3.2 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Flotek Industries, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We are a technology-driven growth company servicing the oil, gas, and mining industries. We operate in select domestic markets including the Gulf Coast, the Southwest and the Rocky Mountains. We also operate in select international markets including Canada, Mexico, Central America, South America, Europe, Russia and Asia. We provide products and services to address the drilling and production-related needs of oil and gas companies. The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production.

We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and geographic presence in key markets. Acquisitions completed in 2006 and 2007 include:

•	Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc., a drilling tool sales and rental provider in Oklahoma, Louisiana and Arkansas, on January 2, 2006;

•	Total Well Solutions, Inc. (“TWS”), which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers, on April 3, 2006;

•	LifTech, LLC (“LifTech”), which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers, on June 6, 2006;

•	Triumph Drilling Tools, Inc. (“Triumph”), a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas, on January 4, 2007; and

•	50% membership interest in CAVO Drilling Motors, Ltd. Co., (“CAVO”) which specializes in the rental, service and sale of high performance mud motors, on January 31, 2007.

We continue to actively seek acquisition candidates in our core businesses.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenue
Products	$28,436	$17,166	$54,391	$29,187
Rentals	6,017	3,212	11,820	5,939
Services	3,349	1,735	6,670	3,048

	37,802	22,113	72,881	38,174
Cost of revenue
Cost of products	16,307	10,285	32,232	17,785
Cost of rentals	2,718	1,935	5,059	3,145
Cost of services	1,951	1,307	3,717	1,876

	20,976	13,527	41,008	22,806

Gross profit	16,826	8,586	31,873	15,368
Gross profit %	44.5%	38.8%	43.7%	40.3%
Expenses:
Selling, general and administrative	6,788	4,075	13,765	7,262
Depreciation and amortization	1,582	652	2,905	1,250
Research and development	138	157	308	312

Total expenses	8,508	4,884	16,978	8,824

Income from operations	8,318	3,702	14,895	6,544
Income from operations %	22.0%	16.7%	20.4%	17.1%
Other income (expense):
Interest expense	(899)	(252)	(1,710)	(423)
Other, net	321	10	384	22

Total other income (expense)	(578)	(242)	(1,326)	(401)

Income before income taxes	7,740	3,460	13,569	6,143
Provision for income taxes	(2,884)	(1,225)	(5,010)	(2,152)

Net income	$4,856	$2,235	$8,559	$3,991

Consolidated – Comparison of Three Months Ended June 30, 2007 and 2006

Flotek’s second quarter specialty chemical sales and downhole tool activity were negatively impacted by heavy rainfall in Texas and Oklahoma. In Texas, precipitation was 64% and 73% above normal for May and June 2007, respectively. In Oklahoma, rainfall was 43% and 106% above normal for May and June 2007. In addition the Canadian spring break up extended longer than normal, and drilling activity was 50% below last year, negatively impacting our Canadian specialty chemical sales.

Despite these challenges, revenue for the three months ended June 30, 2007 was $37.8 million, an increase of 70.9%, compared to $22.1 million for the same period in 2006. Revenue increased in all of our business segments due to increased acceptance of our products, the acquisition of Triumph in January 2007, expansion of our rental equipment base, and improved pricing. Revenue increased significantly due to higher specialty chemical sales and the acquisition of Triumph (a $4.6 million effect).

Gross profit for the three months ended June 30, 2007 increased 96.0% to $16.8 million, or 44.5% of revenue, compared to $8.6 million, or 38.8% of revenue, for the same period in 2006. The increase in gross profit is due to an increase in specialty chemical sales as a percentage of total sales, compounded by an increase in overall rental and service revenues which generated significantly higher gross profit margins in the second quarter of 2007 compared to 2006. We have seen profit margin improvement in the businesses acquired during 2005, 2006 and 2007 and will continue to focus on improving margins through enhanced integration.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $6.8 million for the three months ended June 30, 2007 versus $4.1 million during the same period in 2006. The increase was primarily due to increased indirect support costs in the Drilling Products and Artificial Lift segments and an increase in corporate costs due to personnel expansion and recognition of equity compensation expense for our employees, officers and directors in accordance with SFAS 123(R).

Depreciation and amortization increased to $1.6 million for the three months ended June 30, 2007 from $0.7 million during the same period in 2006. The increase is due to higher depreciation associated with acquired assets and expanded capital expenditures. In addition, amortization expense increased due to the recognition of intangible assets of acquisitions completed in 2006 and 2007.

Research and development (“R&D”) costs were virtually unchanged at $138,000 for the three months ended June 30, 2007 compared to $157,000 for the same period in 2006. We plan to expand significantly our research efforts in the third and fourth quarters of 2007 with the opening of our new state of the art lab in the Woodlands, Texas which will be completed in the third quarter of 2007. R&D expenditures are charged to expense as incurred.

Interest expense was $0.9 million for the three months ended June 30, 2007 versus $0.3 million in 2006. The increase was a result of the increase in our overall debt level associated with the Triumph acquisition and investment in CAVO. We amended our credit facility in January 2007 in conjunction with the Triumph acquisition. Borrowing capacity on the line of credit was increased, and we added two equipment term loans while paying off two of our smaller equipment term loans.

A provision for income taxes of $2.9 million was recorded for the three months ended June 30, 2007. An effective tax rate of 37.5% was applied for the three months ended June 30, 2007 versus 35.4% for the same period in 2006. The increase in our effective tax rate is primarily due to an increase in our federal statutory tax rate to 35% in 2007 from 34% in 2006, an increase in the percentage of earnings in state jurisdictions with higher state income tax rates, and increased state income tax expense resulting from the enactment of the new Texas Margin Tax in 2007. Partially offsetting these factors is the increased tax benefit associated with U.S. manufacturing operations under the American Jobs Creation Act of 2004.

Consolidated – Comparison of Six Months Ended June 30, 2007 and 2006

Flotek’s sales levels have been negatively impacted by heavy rainfall in Texas and Oklahoma, severe winter storms in Oklahoma and the Rocky Mountains, and the Canadian spring break up extended longer than normal. Despite these challenges revenue for the six months ended June 30, 2007 was $72.9 million, an increase of 90.9%, compared to $38.2 million for the same period in 2006. Revenue increased in all of our business segments due to increased acceptance of our products, the acquisition of Liftech in July 2006 and Triumph in January 2007, expansion of our rental equipment base, and improved pricing.

Gross profit for the six months ended June 30, 2007 increased 107.4% to $31.9 million, or 43.7% of revenue, compared to $15.4 million, or 40.3% of revenue, for same period in 2006. The increase in gross profit is due to an increase in specialty chemical sales as a percentage of total sales compounded by an increase in overall rental and service revenues which generated significantly higher gross profit margins in the second quarter of 2007 compared to 2006. We have seen profit margin improvement in the businesses acquired during 2005, 2006 and 2007 and will continue to focus on improving margins through enhanced integration.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $13.8 million for the six months ended June 30, 2007 versus $7.3 million in the comparable period in 2006. The increase was primarily due to increased indirect support costs in the Drilling Products and Artificial Lift segments and an increase in corporate costs due to personnel expansion and recognition of equity compensation expense for our employees, officers and directors in accordance with SFAS 123(R).

Depreciation and amortization increased to $2.9 million for the six months ended June 30, 2007 from $1.3 million for the same period in 2006. The increase is due to addition of depreciable assets and intangible assets resulting from acquisitions and expansion of our capital expenditure program.

R&D costs were virtually unchanged at $0.3 million for the six months ended June 30, 2007 compared to the same period in 2006. We plan to expand significantly our research efforts in the later half of 2007. R&D expenditures are charged to expense as incurred.

Interest expense was $1.7 million for the six months ended June 30, 2007 versus $0.4 million in 2006. The increase was a result of the increase in our overall debt level associated with the Triumph acquisition and investment in CAVO. We amended our credit facility in January 2007 in conjunction with the Triumph acquisition. Borrowing capacity on the line of credit was increased and we added two equipment term loans while paying off two of our smaller equipment term loans.

A provision for income taxes of $5.0 million was recorded for the six months ended June 30, 2007 compared to $2.2 million in the comparable period in 2006. An effective tax rate of 37.0% was applied in 2007 versus 35.4% in 2006. The increase in our effective tax rate is primarily due to an increase in our federal statutory tax rate to 35% in 2007 from 34% in 2006, an increase in the percentage of earnings in state jurisdictions with higher state income tax rates, and increased state income tax expense resulting from the enactment of the new Texas Margin Tax in 2007. Partially offsetting these factors is the increased tax benefit associated with U.S. manufacturing operations under the American Jobs Creation Act of 2004.

Results by Segment

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 14 – Segment Information of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately.

Chemicals and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenue	$21,178	$10,505	$38,053	$18,381
Gross profit	$10,362	$4,720	$18,456	$7,704
Gross profit %	48.9%	44.9%	48.5%	41.9%
Income from operations	$8,584	$3,375	$14,854	$5,287
Income from operations %	40.5%	32.1%	39.0%	28.8%

Chemicals and Logistics – Comparison of Three Months Ended June 30, 2007 and 2006

Chemicals and Logistics revenue increased $10.7 million, or 101.6%, for the three months ended June 30, 2007 compared the same period in 2006. The increase in revenue is a result of an increase in sales volume of our proprietary specialty chemicals. The most significant revenue growth occurred in the Mid-Continent, Permian Basin, and Rocky Mountain regions. Sales of our proprietary, biodegradable, environmentally benign ‘green’ chemicals grew 225.5% to $15.3 million in the second quarter of 2007 from $4.7 million in the second quarter of 2006.

Gross profit as a percentage of revenue increased to 48.9% for the three months ended June 30, 2007 from 44.9% for the three months ended June 30, 2006. The increase in gross profit is due to price increases and a reduction in cost of goods as a percentage of total revenue. Margins continue to increase as the sales mix shifts to higher margin patented and proprietary products. As of the end of 2006, construction of a 30,000 square foot expansion to our production facilities was substantially completed. This facility triples production capabilities and allows the division to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Income from operations increased to $8.6 million for the three months ended June 30, 2007 from $3.4 million for the three months ended June 30, 2006, with income from operations as a percentage of revenue increasing to 40.5% from 32.1%, respectively.

Chemicals and Logistics – Comparison of Six Months Ended June 30, 2007 and 2006

Chemicals and Logistics revenue increased $19.7 million, or 107.0%, for the six months ended June 30, 2007 compared to the same period in 2006. The increase in revenue is a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant revenue growth occurred in the Permian Basin, Mid-Continent and Rocky Mountain regions. Sales of our proprietary, biodegradable, environmentally benign ‘green’ chemicals grew 201.0% to $27.2 million in the first half of 2007 from $7.3 million in the first six months of 2006. Margins continue to increase as we focus on shifting more of our sales mix to higher margin patented and proprietary products.

Gross profit as a percentage of revenue increased to 48.5% for the six months ended June 30, 2007 from 41.9% for the six months ended June 30, 2006. The increase in gross profit is due to price increases and a reduction in cost of goods as a percentage of total revenue. Margins continue to increase as the sales mix shifts to higher margin patented and proprietary products. As of the end of 2006, construction of a 30,000 square foot expansion to our production facilities was substantially completed. This facility triples production capabilities and allows the division to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Income from operations increased to $14.9 million for the six months ended June 30, 2007 from $5.3 million for the same period in 2006, with income from operations as a percentage of revenue increasing to 39.0% from 28.8%, respectively.

Drilling Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenue	$13,663	$8,980	$28,307	$17,072
Gross profit	$5,712	$3,363	$11,850	$7,142
Gross profit %	41.8%	37.4%	41.9%	41.8%
Income from operations	$1,598	$1,207	$3,422	$2,987
Income from operations %	11.7%	13.4%	12.1%	17.5%

Drilling Products – Comparison of Three Months Ended June 30, 2007 and 2006

During 2007 we continued expanding our drilling products sales through acquisition, expanding geographically and growing our line of products and services. In January 2007 we acquired the assets of Triumph, a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas. Additionally, in January 2007 we acquired a 50% interest in CAVO, which specializes in the rental, service and sale of high performance mud motors. These acquisitions expanded machining, repair, tool rental and inspection service capability within our drilling products group.

Drilling Products revenue increased $4.7 million, or 52.1%, for the three months ended June 30, 2007 compared to the same period in 2006. The drilling tool acquisition completed in January 2007, Triumph, contributed $4.6 million of this increase in revenues.

Gross profit increased $2.3 million, or 69.8%, for the three months ended June 30, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue increased to 41.8% in the second quarter of 2007 from 37.4% in the second quarter of 2006. The increase in gross profit as a percentage of revenue relates to higher level of rentals and service revenue.

Income from operations increased $0.4 million, or 32.4%, for the three months ended June 30, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue decreased to 11.7% in the second quarter of 2007 from 13.4% in the second quarter of 2006. Costs related to increased headcount and additional depreciation and amortization associated with acquired assets contributed to the decrease.

Drilling Products – Comparison of Six Months Ended June 30, 2007 and 2006

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

Drilling Products revenue increased $11.2 million, or 65.8%, for the six months ended June 30, 2007 compared to the same period in 2006. The drilling tool acquisition completed in January 2007 and higher rentals made up the majority of the increase in revenues. Triumph generated $8.9 million in revenue during the first half of 2007.

Gross profit increased $4.7 million, or 65.9%, for the six months ended June 30, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue increased to 41.9% in the first half of 2007 from 41.8% in the first half of 2006.

Income from operations increased $0.4 million, or 14.6%, for the six months ended June 30, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue decreased to 12.1% in the six months ended June 30, 2007 from 17.5% in the same period in 2006. Costs related to increased headcount and additional depreciation and amortization associated with acquired assets contributed to the decrease.

Artificial Lift

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenue	$2,961	$2,628	$6,521	$2,721
Gross profit	$752	$534	$1,567	$554
Gross profit %	25.4%	20.3%	24.0%	20.4%
Income from operations	$160	$192	$450	$92
Income from operations %	5.4%	7.3%	6.9%	3.4%

Artificial Lift – Comparison of Three Months Ended June 30, 2007 and 2006

In the second quarter of 2006 we acquired two coal bed methane service companies to expand our production driven revenue base. The combined companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support the coal bed methane producers in the Powder River Basin.

Revenue was $3.0 million for the three months ended June 30, 2007 versus $2.6 million for the same period in 2006, with the acquisitions accounting for the majority of the increase. Sales were negatively impacted in the second quarter of 2007 due to production restrictions imposed in the Powder River Basin associated with bird mating and significant rainfall.

Gross profit increased $0.2 million primarily due to the increased revenue base. The gross profit as a percentage of revenue increased to 25.4% for the three months ended June 30, 2007 from 20.3% for the same period in 2006. The increase in gross margin as a percentage of revenue reflects our efforts of improving supply chain management and product mix.

Income from operations remained unchanged for the three months ended June 30, 2007 compared to the same period in 2006.

Artificial Lift – Comparison of Six Months Ended June 30, 2007 and 2006

In the second quarter of 2006 we acquired two coal bed methane service companies to expand our production driven revenue base. The combined companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support the coal bed methane producers in the Powder River Basin.

Revenue was $6.5 million for the six months ended June 30, 2007 versus $2.7 million for the same period in 2006, with the acquisitions accounting for the majority of the increase. Sales were negatively impacted in the first and second quarter of 2007 due to production restrictions imposed in the Powder River Basin associated with bird mating and significant rainfall.

Gross profit increased $1.0 million primarily due to the increased revenue base. The gross profit as a percentage of revenue increased to 24.0% for the six months ended June 30, 2007 from 20.4% for the six months ended June 30, 2006. The increase in gross margin as a percentage of revenue reflects our efforts of improving supply chain management and product mix.

Income from operations increased $0.4 million for the six months ended June 30, 2007 compared to the same period in 2006.

Capital Resources and Liquidity

Cash and cash equivalents increased $0.4 million during the first six months of 2007. Cash flows from operations increased from $5.9 million in 2006 to $7.5 million in 2007 due to the increase in profitability and higher non-cash expenses, offset by increased working capital needs. Increased working capital requirements decreased operating cash flow by $4.4 million in the first six months of 2007 versus an increase in operating cash flow of $0.6 million for the same period in 2006. An increase in chemical and coal bed methane pump inventory and an increase in accounts receivable due to higher sales levels contributed to the increased working capital requirements

Capital expenditures for the six months ended June 30, 2007 totaled approximately $8.6 million. The most significant expenditures related to the expansion of our mud motor fleet, addition of rental tools to expand our rental tool base, expansion of our specialty chemical facility and initial construction of our bulk liquids facility. Based on the success of the motors, Flotek acquired a 50% interest in CAVO in January 2007. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high performance mud motors for a variety of drilling applications. Looking forward, we anticipate a lower capital run rate for the latter part of 2007 compared to the first six months of 2007.

In January 2007, we amended our Senior Credit Facility with Wells Fargo in conjunction with the acquisition of Triumph. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $20.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were modified to provide for borrowings that bear interest at LIBOR plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $35.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months. The amendment modified many of our principal covenants including our leverage ratio, fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the amended maturity date, the current revolving line of credit is classified as long-term debt. As of June 30, 2007, the equipment term loan was $32.9 million.

As of June 30, 2007, we had $10.8 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Availability under the revolving line of credit as of June 30, 2007 is approximately $7.7 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of June 30, 2007 we were in compliance with all covenants.

As of June 30, 2007 the Company had approximately $0.7 million in vehicle loans and capitalized vehicle leases.

We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. Common stock issued during the six months ended June 30, 2007 is described below:

•	In the acquisition of the 50% membership interest in CAVO in January 2006, we issued 143,434 shares of common stock.
•	Stock options to purchase 358,028 shares (61,250 shares are restricted) were exercised by officers, directors and employees, with proceeds of approximately $0.6 million paid to the Company.

On July 11, 2007, the Company effected a two-for-one stock split to shareholders of record as of July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

Impact of Recently Issued Accounting Standards

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

Certain financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. As of June 30, 2007, we have $44.7 million of variable rate indebtedness within our credit facility. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $0.4 million.

Item 4.	Controls and Procedures

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company made changes to the design and operation of internal control over financial reporting during the fourth quarter of 2006 and the first half of 2007 in order to increase the design and operating effectiveness of internal controls in connection with implementing Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). In addition, the Company is currently implementing enhancements to the Company’s internal control over financing reporting to address the material weaknesses disclosed in Form 10-K for the fiscal year ended December 31, 2006.

During 2007, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting. We are reevaluating prior policies and procedures and have established new policies and procedures to improve the overall control structure, documentation of the effectiveness of our controls and segregation of duties. We have engaged outside resources to augment our finance and accounting departments and to provide additional expertise in the design and testing of our control structure. We are in the process of upgrading our information systems and are implementing Rental Tool Management Software and SOX Symphony Software. We have appointed additional experienced staff in the following key positions during 2007—Vice President of Business Development, Director of Internal Controls, Director of Human Resources, Corporate Controller and Downhole Tool Segment Chief Financial Officer. We have significantly expanded our accounting staff and shared services support staff. We have engaged outside consultants to supplement our information technology department.

Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that, as of the date of this report, our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our SEC filings within the required time period, and to ensure that such information is accumulated and communicated to our management, including the Certifying Officers, to allow for timely decisions regarding required disclosure. Since the date of this report, there have not been any significant changes in our internal controls, or in other factors that could significantly affect these controls subsequent to the date of this report.

In anticipation of our compliance with the Act, we have increased our finance and accounting staff dedicated to the documentation and testing required under this Act.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes during the period ended June 30, 2007 in our “Risk Factors” as discussed in our Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on May 18, 2007, at which meeting the stockholders voted on proposals to: (1) elect John W. Chisholm, Jerry D. Dumas, Sr., Gary M. Pittman, Barry E. Stewart, Richard O. Wilson and William R. Ziegler as directors, (2) approve the 2007 Long Term Incentive Plan and (3) ratify UHY LLP as Company auditors. The voting results for each proposal submitted to a vote are listed below.

Election of Directors

All directors serve one year terms. All directors that were nominated were elected to another term. Results of voting were as follows:

Director nominee	Votes
	For	Withheld
John W. Chisholm	7,641,720	17,217
Jerry D. Dumas, Sr.	7,646,577	12,360
Gary M. Pittman	7,623,762	35,175
Barry E. Stewart	7,632,312	26,621
Richard O. Wilson	7,646,366	12,571
William R. Ziegler	7,625,092	33,845

2007 Long Term Incentive Plan

Voting results for the 2007 Long Term Incentive Plan were as follows: 3,478,974 for; 488,389 against; 23,644 abstain; and 3,769,103 non-votes.

Ratification of UHY LLP as Company Auditors

Voting results for ratifying UHY LLP were as follows: 7,723,932 for; 11,096 against and 25,081 abstain.

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

August 9, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer