Form 10-Q
period 2007-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2007-11-09
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐            No ☒

There were 18,364,730 shares of the issuer’s common stock, $.0001 par value, outstanding as of November 6, 2007.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,128	$510
Restricted cash	39	—
Accounts receivable, net	24,939	19,077
Inventories, net	20,017	17,899
Deferred tax assets, current	110	—
Other current assets	1,057	578

Total current assets	47,290	38,064

Investment in affiliate	7,187	—
Property, plant and equipment, net	36,747	19,302
Goodwill	45,648	24,185
Intangible and other assets, net	7,961	1,339

TOTAL ASSETS	$144,833	$82,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,534	$9,941
Accrued liabilities	6,081	7,457
Current portion of long-term debt	6,196	2,589
Deferred tax liabilities, current	—	675

Total current liabilities	19,811	20,662

Long-term debt, less current portion	49,501	8,185
Deferred tax liabilities, less current portion	2,369	534

Total liabilities	71,681	29,381

Commitments and contingencies

Stockholders’ equity:
Common stock, $.0001 par value; 40,000,000 shares authorized; September 30, 2007 shares issued: 18,737,402; outstanding: 18,330,230; December 31, 2006 shares issued: 17,654,928; outstanding: 17,654,928	1	1
Additional paid-in capital	52,957	46,661
Accumulated other comprehensive income	39	37
Retained earnings	20,345	6,810
Treasury stock: 70,174 shares at September 30, 2007	(190)	—

Total stockholders’ equity	73,152	53,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,833	$82,890

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Product	$32,148	$24,566	$86,539	$53,753
Rental	6,016	3,031	17,836	8,970
Service	3,564	1,599	10,234	4,647

	41,728	29,196	114,609	67,370
Cost of revenue
Cost of product	19,174	14,662	51,406	32,447
Cost of rental	2,716	1,559	7,755	4,704
Cost of service	1,845	1,032	5,562	2,908

	23,735	17,253	64,743	40,059

Gross profit	17,993	11,943	49,866	27,311

Expenses:
Selling, general and administrative	7,690	5,086	21,455	12,348
Depreciation and amortization	1,648	725	4,553	1,975
Research and development	132	172	440	484

Total expenses	9,470	5,983	26,448	14,807

Income from operations	8,523	5,960	23,418	12,504

Other income (expense):
Interest expense	(834)	(327)	(2,544)	(750)
Investment income and other	325	69	709	91

Total other income (expense)	(509)	(258)	(1,835)	(659)

Income before income taxes	8,014	5,702	21,583	11,845
Provision for income taxes	(2,965)	(2,193)	(7,975)	(4,345)

Net income	$5,049	$3,509	$13,608	$7,500

Basic and diluted earnings per common share:
Basic earnings per common share	$0.27	$0.20	$0.75	$0.44
Diluted earnings per common share	$0.26	$0.19	$0.71	$0.41
Weighted average common shares used in computing basic earnings per common share	18,542	17,639	18,215	17,162
Incremental common shares from stock options, warrants and restricted stock	1,174	1,221	1,072	1,306

Weighted average common shares used in computing diluted earnings per common share	19,716	18,860	19,287	18,468

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(amounts after December 31, 2006 are unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares Issued	Par Value	Shares Issued	Par Value
Balance December 31, 2006	17,694	$1	—	$—	$46,661	$37	$6,810	$53,509
Common stock issued for acquisition of affiliate	143	—	—	—	1,855	—	—	1,855
Treasury stock	—	—	70	(190)	—	—	—	(190)
Stock options and warrants exercised	563	—	—	—	1,432	—	—	1,432
Restricted stock granted	337	—	—	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	2,128	—	—	2,128
Stock compensation expense	—	—	—	—	881	—	—	881
Adoption of FIN 48	—	—	—	—	—	—	(73)	(73)
Foreign currency translation adjustment	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	13,608	13,608

Balance September 30, 2007	18,737	$1	70	$(190)	$52,957	$39	$20,345	$73,152

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,608	$7,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,553	1,975
Equity income from affiliate	(404)	—
Gain on sale of assets	7	(72)
Stock compensation expense	881	—
Deferred income taxes	(40)	14
Change in assets and liabilities:
Restricted cash	(39)	—
Accounts receivable	(1,707)	(7,746)
Inventories	(1,083)	(1,219)
Other current assets	(129)	(600)
Accounts payable	(4,098)	2,484
Accrued liabilities	162	3,882

Net cash provided by operating activities	11,711	6,218

Cash flows from investing activities:
Acquisitions, net of cash acquired	(38,287)	(12,763)
Investment in affiliate	(2,629)	—
Proceeds from sale of assets	643	273
Purchase of patents	(2,510)	—
Other assets	(120)	(49)
Capital expenditures	(12,470)	(6,461)

Net cash used in investing activities	(55,373)	(19,000)

Cash flows from financing activities:
Issuance of common stock	1,432	897
Purchase of treasury stock	(190)	—
Proceeds from borrowings	95,511	22,961
Repayments of indebtedness	(52,473)	(18,079)

Net cash provided by financing activities	44,280	5,779

Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	618	(7,003)
Cash and cash equivalents at beginning of period	510	7,377

Cash and cash equivalents at end of period	$1,128	$374

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired, including goodwill and other intangible assets	$38,305	$17,354
Less cash acquired	(18)	(208)
Less equity issued	—	(4,383)

Acquisition, net of cash acquired	$38,287	$12,763

Supplemental disclosure of cash flow information:
Interest paid	$1,671	$655
Income taxes paid	$5,360	$3,685

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

On July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by FAS No. 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company evaluated FAS No. 159 and believes that it will have no effect on our results of operations and financial position.

Note 3—Acquisitions

On January 4, 2007, the Company acquired substantially all the assets of Triumph Drilling Tools, Inc. (“Triumph”) for $31.1 million in cash. Triumph is a leading regional provider of down-hole rental equipment to the oil and gas industry. Triumph maintains an extensive inventory of rental drilling tools in Texas, New Mexico, Louisiana, Oklahoma and Arkansas. Triumph’s rental products include stabilizers, drill collars, drilling jars, roller reamers and other specialized drilling tools. Triumph also provides bottom hole assembly design, inspection and other related technical services. Triumph’s customer base includes drilling contractors, directional drilling companies and major and independent operators. Results of operations for Triumph are included in the Company’s consolidated condensed statements of income as of January 1, 2007.

The purchase price of the Triumph acquisition was allocated to the assets acquired and liabilities assumed based on estimated fair values. In accordance with FAS No. 141, “Accounting for Business Combinations”, the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed was allocated to goodwill. The table below details the recorded investment in Triumph:

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Recorded Investment
(in thousands)
Accounts receivable	$3,332
Other current assets	243
Inventories	827
Property, plant and equipment	8,612
Intangible assets	1,884
Goodwill	18,164
Accounts payable	(1,321)
Accrued liabilities	(510)
Notes payable	(109)

Total purchase price	$31,122

The following pro forma table presents information related to the Triumph acquisition and assumes the acquisition had been completed as of January 1, 2006:

	September 30, 2006
	Three Months Ended	Nine Months Ended
	(in thousands, except per share data)
Revenue	$33,461	$78,948
Income before income taxes	6,433	13,483
Net income	3,977	8,548
Basic earnings per common share	0.23	0.50
Diluted earnings per common share	0.21	0.46

On January 31, 2007, the Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) for approximately $2.6 million in cash, 143,434 shares of our common stock valued at $1.9 million and a $1.5 million promissory note to the seller. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa. The partnership interest is reported using the equity method of accounting as the Company does not own a controlling interest in CAVO. The Company’s equity in the earnings (net of dividends) related to this investment were $0.2 million and $0.4 million for each of the three and nine months ended September 30, 2007, respectively, and reported in investment income and other in the consolidated condensed statements of income.

On August 31, 2007, the Company acquired Sooner Energy Services, Inc. (“Sooner”) for $7.1 million in cash and assumed debt of $0.2 million. Sooner develops, produces and distributes specialty chemical products and services for drilling and production of natural gas. Sooner serves natural gas producers, oilfield supply stores, drilling mud and other service companies in North America. Results of operations for Sooner are included in the Company’s consolidated condensed statement of income as of September 1, 2007.

Note 4—Inventories

The components of inventories as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Raw materials	$6,455	$4,415
Work-in-process	365	700
Finished goods (includes in-transit)	14,936	13,646

Gross inventories	21,756	18,761
Less: Slow-moving and obsolescence reserve	(1,739)	(862)

Inventories, net	$20,017	$17,899

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 5—Property, Plant and Equipment

As of September 30, 2007 and December 31, 2006, property, plant and equipment were comprised of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Land	$701	$609
Buildings and leasehold improvements	9,452	3,665
Machinery, equipment and rental tools	28,594	13,746
Equipment in progress	2,890	3,856
Furniture and fixtures	512	318
Transportation equipment	3,478	2,144
Computer equipment	526	491

Gross property, plant and equipment	46,153	24,829
Less: Accumulated depreciation	(9,406)	(5,527)

Property, plant and equipment, net	$36,747	$19,302

Net property, plant and equipment of approximately $8.6 million associated with the Triumph acquisition was recorded on January 1, 2007 (See Note 3). Additionally, net property, plant and equipment of approximately $1.5 million associated with the Sooner acquisition was recorded on August 31, 2007.

Note 6 – Goodwill

Changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2007 were as follows (in thousands):

As of December 31, 2006	$24,185
Goodwill acquired in 2007:
Triumph	18,164
Sooner	4,274
Purchase price adjustments	348
Reclassification to intangible and other assets – 2006 acquisitions	(1,323)

As of September 30, 2007 (unaudited)	$45,648

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes or intangible assets subsequent to acquisition date, therefore the goodwill amounts reflected in the table above may change accordingly. In June 2007 the Company revised its preliminary purchase price allocation relating to the 2006 acquisitions for identifiable intangibles consisting of acquired customer lists which were valued at $1.3 million. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company’s evaluation of goodwill completed during 2006 resulted in no impairment.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 7—Intangible and Other Assets

Changes in the carrying amount of the Company’s intangible and other assets for the nine months ended September 30, 2007 were as follows (in thousands):

As of December 31, 2006, net	$1,339
Intangible assets acquired in 2007:
Triumph	1,884
Sooner	1,450
Other (See below)	2,510
Reclassification from goodwill—2006 acquisitions (Note 6)	1,323
Other	120
Amortization expense	(665)

As of September 30, 2007, net (unaudited)	$7,961

The components of intangible and other assets are as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Patents	$2,866	$356
Customer relationships	4,657	—
Covenants not-to-compete	1,313	1,313
Other	623	517

Gross intangible and other assets	9,459	2,186
Less: Accumulated amortization	(1,498)	(847)

Intangibles and other, net	$7,961	$1,339

Intangible and other assets are being amortized on a straight-line basis ranging from 2 to 15 years.

On September 30, 2007, the Company acquired for $2.5 million in cash, the patent underlying the exclusive license agreement which was part of the acquisition of Total Well Solutions, Inc. in April 2006. With the purchase, the Company is immediately relieved of the payment obligations under the exclusive license agreement. The purchase was funded using the Company’s revolving line of credit under the Senior Credit Facility with Wells Fargo. The patent will be amortized over 15 years.

Note 8—Long-Term Debt

Long-term debt for the period ended September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Senior Credit Facility
Equipment term loans	$36,000	$5,482
Real estate term loans	880	933
Revolving line of credit	16,760	2,911
Promissory notes to stockholders of acquired businesses, maturing February 2008	257	740
Promissory note to stockholders of acquired business, maturing December 2009	1,159	—
Other	641	708

Total	55,697	10,774
Less: Current portion	(6,196)	(2,589)

Long-term debt, less current portion	$49,501	$8,185

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

In August 2006, we amended the Senior Credit Facility with Wells Fargo. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $10.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms are interest-only, maturing in August 2009.

In January 2007, we amended the Senior Credit Facility in conjunction with the acquisition of Triumph. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $20.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were modified to provide for borrowings that bear interest at LIBOR plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $35.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months. The amendment modified many of our principal covenants including our leverage ratio, fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the maturity date, the current revolving line of credit is classified as long-term debt.

In September 2007, we amended the Senior Credit Facility, comprised of a revolving line of credit, an equipment term loan and real estate term loans, in conjunction with the acquisition of Sooner. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $25.0 million or (b) the sum of 85% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were not modified from the January 2007 amendment and still provide for borrowings that bear interest at LIBOR plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $36.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months. The amendment modified many of our principal covenants including our fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the maturity date, the current revolving line of credit is classified as long-term debt.

As of September 30, 2007, we had $16.8 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Availability under the revolving line of credit as of September 30, 2007 is approximately $8.2 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of September 30, 2007, we were in compliance with all covenants. As of September 30, 2007, the Company had approximately $0.6 million in vehicle loans and capitalized vehicle leases.

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable quarterly through December 31, 2009.

The Company believes the fair value of its long-term debt approximates the recorded value as of September 30, 2007 as the majority of the long-term debt carries a floating interest rate.

Note 9—Common Stock

Change in the number of common shares issued is summarized as follows:

Common shares issued as of December 31, 2006	17,694,428
Common shares issued for acquisition of affiliate (See Note 3)	143,434
Warrants converted	32,318
Restricted stock granted	336,998
Stock options exercised	530,224

Common shares issued as of September 30, 2007	18,737,402

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Restricted stock of the Company relates to unvested shares of common stock awarded to certain officers, directors and employees which have vesting periods of one to four years and in some circumstances performance requirements. Change to the number of restricted common shares issued is summarized as follows:

Restricted stock issued as of December 31, 2006	—
Granted	336,998
Vested	—
Cancelled	—

Net restricted stock issued as of September 30, 2007	336,998

During the second quarter, the Company repurchased 70,174 shares of its common stock issued in conjunction with the acquisition of Spidle Sales and Services, Inc. The repurchase of these shares was optional by the parties involved in the acquisition agreement. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The Company currently does not have or intend to initiate a share repurchase program.

On December 22, 2005, the Compensation Committee, on behalf of the Board of Directors approved the acceleration of the vesting of all previously unvested stock options granted under Flotek Industries, Inc.’s 2003 and 2005 Long Term Incentive Plans. The vesting acceleration imposed selling restrictions equal to the original option vesting requirements.

On July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

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

The following table presents information necessary to calculate earnings per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income	$5,049	$3,509	$13,608	$7,500
Basic earnings per common share	$0.27	$0.20	$0.75	$0.44
Diluted earnings per common share	$0.26	$0.19	$0.71	$0.41

Weighted-average common shares outstanding	18,542	17,639	18,215	17,162
Incremental common shares from stock options, warrants and restricted stock	1,174	1,221	1,072	1,306

Weighted-average common equivalent shares outstanding	19,716	18,860	19,287	18,468

As of September 30, 2007, the Company has 1,403,318 stock options outstanding.

Note 11—Stock-Based Compensation

The Company adopted FAS No. 123R effective as of January 1, 2006. FAS No. 123R requires all stock-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company follows the “modified prospective” method of adoption of FAS No. 123R whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

In the first nine months of 2007, the Company issued stock options and restricted stock to certain officers, directors and employees as stock based compensation. Multiple stock options to purchase 293,602 shares of our common stock with exercise prices ranging from $13.81 to $32.00 per share were granted in 2007. Additionally, 336,998 shares of restricted stock were granted in 2007. Of the 336,998 shares, 63,398 vest evenly over four years if performance measures are met, 17,600 vest in one year, 16,000 vest evenly over four years and 240,000 vest evenly over five years. Approximately $590,000 and $881,000 of stock based compensation expense was recognized during the three and nine months ended September 30, 2007, respectively, related to stock option and restricted stock grants.

Note 12—Income Taxes

FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48. As a result, the cumulative effect related to adopting FIN 48 was a $73,000 charge to retained earnings. In addition, certain amounts have been reclassified in the Consolidated Condensed Balance Sheets in order to comply with the requirements of the statement.

The Company is currently being audited by the Internal Revenue Service for the year ending December 31, 2005 and is open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006. The 2005 Internal Revenue Service audit is ongoing and at this point we do not expect the outcome of the audit to have a material impact on our operating results.

As of January 1, 2007, the Company has accrued $200,000 of interest and penalties related to uncertain tax positions. Beginning January 1, 2007, the Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Prior to 2007, the Company recorded interest related to uncertain tax positions in interest expense and did not include it as part of its provision for income taxes.

A reconciliation of the effective income tax rate to the statutory income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income tax (benefit) at statutory rate	35.0%	34.0%	35.0%	34.0%
State taxes, net of federal benefit	3.6	2.9	3.6	2.5
Deductible items	(1.6)	(0.6)	(1.6)	(0.5)
Other	0.0	2.2	0.0	0.7

Effective income tax rate	37.0%	38.5%	37.0%	36.7%

Our effective income tax rate in 2007 and 2006 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction. As of September 30, 2007, we had estimated U.S. net operating loss carryforwards of approximately $2.3 million, expiring in various amounts in 2017 through 2025.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 14—Segment Information

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Summarized unaudited financial information concerning the segments for the three and nine months ending September 30, 2007 and 2006 is shown in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Three months ended September 30, 2007
Revenue	$23,310	$14,145	$4,273	$—	$41,728
Income (loss) from operations	$8,883	$1,757	$464	$(2,581)	$8,523

Three months ended September 30, 2006
Revenue	$13,608	$9,803	$5,785	$—	$29,196
Income (loss) from operations	$4,769	$1,974	$846	$(1,629)	$5,960

Nine months ended September 30, 2007
Revenue	$61,363	$42,452	$10,794	$—	$114,609
Income (loss) from operations	$23,737	$5,179	$914	$(6,412)	$23,418

Nine months ended September 30, 2006
Revenue	$31,989	$26,875	$8,506	$—	$67,370
Income (loss) from operations	$10,056	$4,961	$938	$(3,451)	$12,504

Revenue generated from international sales for the three months ended September 30, 2007 and 2006 was $1.6 million and $1.8 million, respectively. Revenue generated from international sales for the nine months ended September 30, 2007 and 2006 was $5.4 million and $5.0 million, respectively.

Identifiable assets by reportable segment were as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Chemicals and Logistics	$41,784	$25,459
Drilling Products	81,242	39,748
Artificial Lift	19,997	16,860
Corporate and Other	1,810	823

Total assets	$144,833	$82,890

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Flotek Industries, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We are a technology-driven growth company serving the oil, gas, and mining industries. We operate in select domestic and international markets including the Gulf Coast, the Southwest and the Rocky Mountains. We also operate internationally in Canada, Mexico, Central America, South America, Europe, Russia and Asia. We provide products and services to address the drilling and production-related needs of oil and gas companies. The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production.

We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and geographic presence in key markets. Acquisitions completed in 2006 and 2007 include:

•	Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc., a drilling tool sales and rental provider in Oklahoma, Louisiana and Arkansas, on January 2, 2006;
•	Total Well Solutions, Inc., which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers, on April 3, 2006;
•	LifTech, LLC, which manufactures, markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers, on June 6, 2006;
•	Triumph Drilling Tools, Inc. (“Triumph”), a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas, on January 4, 2007; and
•	50% partnership interest in CAVO Drilling Motors, Ltd. Co., (“CAVO”) which specializes in the rental, service and sale of high performance mud motors, on January 31, 2007.
•	Sooner Energy Services, Inc. (“Sooner”), which develops, produces and distributes specialty chemical products and services for drilling and production of natural gas, on August 31, 2007.

We continue to actively seek acquisition candidates in our core businesses.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenue
Products	$32,148	$24,566	$86,539	$53,753
Rentals	6,016	3,031	17,836	8,970
Services	3,564	1,599	10,234	4,647

	41,728	29,196	114,609	67,370

Cost of revenue
Cost of products	19,174	14,662	51,406	32,447
Cost of rentals	2,716	1,559	7,775	4,704
Cost of services	1,845	1,032	5,562	2,908

	23,735	17,253	64,743	40,059
Gross profit	17,993	11,943	49,866	27,311
Gross profit %	43.1%	40.9%	43.5%	40.5%

Expenses:
Selling, general and administrative	7,690	5,086	21,455	12,348
Depreciation and amortization	1,648	725	4,553	1,975
Research and development	132	172	440	484

Total expenses	9,470	5,983	26,448	14,807

Income from operations	8,523	5,960	23,418	12,504
Income from operations %	20.4%	20.4%	20.4%	18.6%

Other income (expense):
Interest expense	(834)	(327)	(2,544)	(750)
Investment income and other	325	69	709	91

Total other income (expense)	(509)	(258)	(1,835)	(659)

Income before income taxes	8,014	5,702	21,583	11,845
Provision for income taxes	(2,965)	(2,193)	(7,975)	(4,345)

Net income	$5,049	$3,509	$13,608	$7,500

Consolidated—Comparison of Three Months Ended September 30, 2007 and 2006

Revenue for the three months ended September 30, 2007 was $41.7 million, an increase of 42.9%, compared to $29.2 million for the same period in 2006. Revenue increased in our Chemicals and Logistics and Drilling Products segments due to increased acceptance of our products, the acquisition of Triumph in January 2007, the acquisition of Sooner in August 2007, and expansion of our rental tool fleet.

Gross profit for the three months ended September 30, 2007 was $18.0 million, an increase of 50.7%, compared to $11.9 million for the same period in 2006. Gross profit as a percentage of revenue for the three months ended September 30, 2007 was 43.1%, compared to 40.9% for the same period in 2006. The increase in gross profit is due to an increase in specialty chemical sales as a percentage of total sales overall. Chemicals and Logistics made up approximately 55.9% of total consolidated revenues for the three months ended September 30, 2007 versus 46.6% for the same period in 2006. In addition, sales of our proprietary environmentally benign ‘green’ chemicals, which sell at higher margins made up 68.7% of the total Chemicals and Logistics revenues for the quarter ended September 30, 2007, versus 50.0% for the same period in 2006. We have seen profit margin improvement in the businesses acquired during 2005, 2006 and 2007, and will continue to focus on improving margins through enhanced integration, cost reduction and sales mix.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $7.7 million for the three months ended September 30, 2007, an increase of 51.2% compared to $5.1 million during the same period in 2006. The increase was primarily due to increased indirect personnel costs in Chemicals and Logistics, Drilling Products and Corporate. In addition, $0.6 million of stock compensation expense was recorded during the quarter ended September 30, 2007 versus no such expense during the same period in 2006, associated with restricted stock and options granted to our employees, officers and directors in accordance with SFAS 123R. The majority of the expense relates to stock compensation expense associated with restricted stock and option awards made to the CEO and CFO as part of one year and five year retention programs. This expense was offset by a $0.4 million decrease in corporate professional fees for the three months ended September 30, 2007 compared to the same period in 2006.

Depreciation and amortization was $1.7 million for the three months ended September 30, 2007, an increase of 127.3% compared to $0.7 million during the same period in 2006. The increase is due to higher depreciation associated with acquired assets and increased capital expenditures. In addition, amortization expense increased due to the recognition of intangible assets from acquisitions completed in 2006 and 2007.

Research and development (“R&D”) costs were slightly lower at $132,000 for the three months ended September 30, 2007 compared to $172,000 for the same period in 2006. We plan to expand significantly our chemical and mechanical research efforts in 2008. R&D expenditures are charged to expense as incurred.

Interest expense was $0.8 million for the three months ended September 30, 2007 versus $0.3 million in 2006. The increase was a result of the increase in our overall debt level associated with the Triumph and Sooner acquisitions and the investment in CAVO. We amended our credit facility in January 2007 in conjunction with the Triumph acquisition and again in August 2007 for the acquisition of Sooner. The borrowing capacity on the line of credit and equipment term loan was increased to partially fund these acquisitions.

A provision for income taxes of $3.0 million was recorded for the three months ended September 30, 2007. An effective tax rate of 37.0% was applied for the three months ended September 30, 2007 versus 38.5% for the same period in 2006. The increase in our effective tax rate is primarily due to an increase in our federal statutory tax rate to 35% in 2007 from 34% in 2006, an increase in the percentage of earnings in state jurisdictions with higher state income tax rates, and increased state income tax expense resulting from the enactment of the new Texas Margin Tax in 2007. Partially offsetting these factors is the increased tax benefit associated with U.S. manufacturing operations under the American Jobs Creation Act of 2004.

Consolidated—Comparison of Nine Months Ended September 30, 2007 and 2006

Revenue for the nine months ended September 30, 2007 was $114.6 million, an increase of 70.1%, compared to $67.4 million for the same period in 2006. Revenue increased in all three of our segments due to increased acceptance of our products, the acquisition of two coal bed methane service companies in the second quarter of 2006, the acquisition of Triumph in January 2007, the acquisition of Sooner in August 2007 and expansion of our rental tool fleet. Approximately 60% of the revenue growth in the first nine months of 2007 versus 2006 related to organic growth of our existing businesses.

Gross profit for the nine months ended September 30, 2007 was $49.9 million, an increase of 82.6%, compared to $27.3 million for the same period in 2006. Gross profit as a percentage of revenue for the nine months ended September 30, 2007 was 43.5%, compared to 40.5% for the same period in 2006. The increase in gross profit is due to an increase in specialty chemical sales as a percentage of total sales overall. Chemicals and Logistics made up approximately 53.5% of total consolidated revenues for the nine months ended September 30, 2007 versus 47.5% for the same period in 2006. In addition, sales of our proprietary environmentally benign ‘green’ chemicals which sell at higher margins made up 66.7% of the total Chemicals and Logistics revenues for the nine months ended September 30, 2007, versus 45.3% for the same period in 2006. We have seen profit margin improvement in the businesses acquired during 2005, 2006 and 2007 and will continue to focus on improving margins through enhanced integration and sales mix.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $21.5 million for the nine months ended September 30, 2007, an increase of 73.8%, compared to $12.4 million during the same period in 2006. The increase was primarily due to increased indirect personnel costs in all divisions as we shift into the more people intensive rental and service business, expand geographically and expand our sales and corporate support staff. In addition, $0.9 million of stock compensation expense was recorded during the nine months ended September 30, 2007 versus no such expense for the same period in 2006, associated with restricted stock and option grants made to our employees, officers and directors in accordance with SFAS 123R. The majority of the expense relates to stock compensation expense associated with restricted stock and option awards made to the CEO and CFO as part of the one year and five year retention programs. Professional fees increased $0.4 million due to higher audit and Sarbanes Oxley preparedness related fees, and board of director fees increased $0.2 million during the nine months ended September 30, 2007 versus the same period in 2006.

Depreciation and amortization costs were $4.6 million for the nine months ended September 30, 2007, an increase of 130.5% compared to $2.0 million during the same period in 2006. The increase is due to higher depreciation associated with acquired assets and expanded capital expenditures. In addition, amortization expense increased due to the recognition of intangible assets from acquisitions completed in 2006 and 2007.

R&D costs remained constant for the nine months ended September 30, 2007 compared to the same period in 2006. We plan to expand significantly our chemical and mechanical research efforts in 2008. R&D expenditures are charged to expense as incurred.

Interest expense was $2.5 million for the nine months ended September 30, 2007 versus $0.8 million in 2006. The increase was a result of the increase in our overall debt level associated with the Triumph acquisition, investment in CAVO and Sooner acquisition. We amended our credit facility in January 2007 in conjunction with the Triumph acquisition and again in August 2007 for the acquisition of Sooner. Our borrowing capacity on the line of credit and equipment term loan was increased to partially fund these acquisitions.

A provision for income taxes of $8.0 million was recorded for the nine months ended September 30, 2007. An effective tax rate of 37.0% was applied for the nine months ended September 30, 2007 versus 36.7% for the same period in 2006. The increase in our effective tax rate is primarily due to an increase in our federal statutory tax rate to 35% in 2007 from 34% in 2006, an increase in the percentage of earnings in state jurisdictions with higher state income tax rates, and increased state income tax expense resulting from the enactment of the new Texas Margin Tax in 2007. Partially offsetting these factors is the increased tax benefit associated with U.S. manufacturing operations under the American Jobs Creation Act of 2004.

Results by Segment

Revenue and operating income amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 14 – Segment Information of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately.

Chemicals and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenue	$23,310	$13,608	$61,363	$31,989
Gross profit	$11,021	$6,332	$29,477	$14,004
Gross profit %	47.3%	46.5%	48.0%	43.8%
Income from operations	$8,883	$4,769	$23,737	$10,056
Income from operations %	38.1%	35.0%	38.7%	31.4%

Chemicals and Logistics—Comparison of Three Months Ended September 30, 2007 and 2006

Chemicals and Logistics revenue increased $9.7 million, or 71.3%, for the three months ended September 30, 2007 compared to the same period in 2006. The increase in revenue is a result of an increase in sales volume of our proprietary specialty chemicals. The most significant revenue growth occurred in the Mid-Continent, South Texas and Gulf Coast regions. Sales of our proprietary, biodegradable, environmentally benign ‘green’ chemicals grew 135.3% to $16.0 million in the third quarter of 2007 from $6.8 million in the third quarter of 2006.

On August 31, 2007 the Company acquired Sooner for $7.1 million in cash and assumed debt of $0.2 million. Sooner develops, produces and distributes specialty chemical products and services for drilling and production of natural gas. The Sooner acquisition contributed approximately $0.5 million in revenue during the third quarter of 2007.

Gross profit increased $4.7 million, or 74.1%, for the three months ended September 30, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue increased to 47.3% for the three months ended September 30, 2007 compared to 46.5% for the three months ended September 30, 2006. The increase in gross profit is due to a continued shift in sales mix to higher margin patented and proprietary products. Green chemical sales made up approximately 68.7% of overall revenue for the segment for the three months ended September 30, 2007 compared to 50.0% for the same period in 2006. As of the end of 2006, construction of a 30,000 square foot expansion to our production facilities was substantially completed. This facility triples production capabilities and allows the division to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Income from operations increased $4.1 million, or 86.3%, for the three months ended September 30, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue increased to 38.1% for the three months ended September 30, 2007 compared to 35.0% for the three months ended September 30, 2006 due to increased overall sales activity. The increase in operating profit is driven by a continued shift in sales mix to higher margin patented and proprietary products.

Chemicals and Logistics—Comparison of Nine Months Ended September 30, 2007 and 2006

Chemicals and Logistics revenue increased $29.4 million, or 91.8%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in revenue is a result of an increase in overall sales volume, particularly of our proprietary specialty chemicals. The most significant revenue growth occurred in the Mid-Continent, Permian Basin, Rocky Mountain and South Texas regions. Sales of our proprietary, biodegradable, environmentally benign ‘green’ chemicals grew $26.4 million, or 182.1%, to $40.9 million for the nine months ended September 30, 2007 from $14.5 million for the same period in 2006.

Gross profit increased $15.5 million, or 110.5%, for the nine months ended September 30, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue increased to 48.0% for the nine months ended September 30, 2007 compared to 43.8% for the nine months ended September 30, 2006. The increase in gross profit is due to a continued shift in sales mix to higher margin patented and proprietary products. Green chemical sales made up approximately 66.7% of overall revenue for the segment for the nine months ended September 30, 2007 compared to 45.3% for the same period in 2006. As of the end of 2006, construction of a 30,000 square foot expansion to our production facilities was substantially completed. This facility tripled production capabilities and allows the division to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Income from operations increased $13.7 million, or 136.0%, for the nine months ended September 30, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue increased to 38.7% for the nine months ended September 30, 2007 compared to 31.4% for the nine months ended September 30, 2006 due to increased overall sales activity. The increase in operating profit is driven by a continued shift in sales mix to higher margin patented and proprietary products.

Drilling Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenue	$14,145	$9,803	$42,452	$26,875
Gross profit	$5,836	$4,085	$17,686	$11,227
Gross profit %	41.3	41.7%	41.7%	41.8%
Income from operations	$1,757	$1,974	$5,179	$4,961
Income from operations %	12.4%	20.1%	12.2%	18.5%

Drilling Products—Comparison of Three Months Ended September 30, 2007 and 2006

During 2007 we increased our drilling products sales through acquisition, expanding geographically and growing our line of products and services. In January 2007 we acquired the assets of Triumph, a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas. Additionally, in January 2007 we acquired a 50% interest in CAVO, which specializes in the production rental, service and sale of high performance mud motors. These acquisitions expanded machining, repair, tool rental and inspection service capability within our Drilling Products group.

Drilling Products revenue increased $4.3 million, or 44.3%, for the three months ended September 30, 2007 compared to the same period in 2006. Growth in rentals and services associated with the acquisition of Triumph and the expansion of our mud motor fleet contributed significantly to the increase.

Gross profit increased $1.8 million, or 42.9%, for the three months ended September 30, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue decreased to 41.3% in the third quarter of 2007 from 41.7% in the third quarter of 2006. The decrease in gross profit as a percentage of revenue is due to higher direct personnel costs, travel, and materials and supplies associated with rental and service activities.

Income from operations decreased $0.2 million, or 11.0%, for the three months ended September 30, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue decreased to 12.4% in the third quarter of 2007 from 20.1% in the third quarter of 2006. The decrease in operating profit as a percentage of revenue is due to a decrease in product sales (which tend to have a fixed level of indirect costs) as a percentage of total revenues, coupled with increased indirect personnel and travel costs, and an incremental $0.7 million of depreciation and amortization associated with acquired assets.

Drilling Products—Comparison of Nine Months Ended September 30, 2007 and 2006

During 2007 we increased our drilling products sales through acquisition, expanding geographically and growing our line of products and services. In January 2007 we acquired the assets of Triumph, a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas. Additionally, in January 2007 we acquired a 50% interest in CAVO, which specializes in the rental, service and sale of high performance mud motors. These acquisitions expanded machining, repair, tool rental and inspection service capability within our drilling products group.

Drilling Products revenue increased $15.6 million, or 58.0%, for the nine months ended September 30, 2007 compared to the same period in 2006. Growth in rentals and services associated with the acquisition of Triumph and the expansion of our mud motor fleet contributed significantly to the increase.

Gross profit increased $6.5 million, or 57.5%, for the nine months ended September 30, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue decreased to 41.7% in the nine months ended September 30, 2007 compared to 41.8% for the same period in 2006. The decrease in gross profit as a percentage of revenue is due to decreased cost of goods as a percentage of revenue, offset by higher direct personnel costs, travel, and materials and supplies associated with rental and service activities.

Income from operations increased $0.2 million, or 4.4%, for the nine months ended September 30, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue decreased to 12.2% for the nine months ended September 30, 2007 compared to 18.5% for the same period in 2006. The decrease in operating profit as a percentage of revenue is due to increased indirect personnel and travel costs, and an incremental $2.1 million of depreciation and amortization associated with acquired assets.

Artificial Lift

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenue	$4,273	$5,785	$10,794	$8,506
Gross profit	$1,136	$1,526	$2,703	$2,080
Gross profit %	26.6%	26.4%	25.0%	24.5%
Income from operations	$464	$846	$914	$938
Income from operations %	10.9%	14.6%	8.5%	11.0%

Artificial Lift—Comparison of Three Months Ended September 30, 2007 and 2006

In the second quarter of 2006 we acquired two coal bed methane service companies to expand our production driven revenue base. The combined companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support the coal bed methane producers in the Powder River Basin.

Artificial lift revenue was $4.3 million for the three months ended September 30, 2007, a 26.1% decrease versus $5.8 million for the same period in 2006. Sales have decreased significantly due to an overall decline in coal bed methane activity in the Powder River Basin for the three months ended September 30, 2007 versus 2006 and the loss of a significant customer.

Gross profit decreased $0.4 million, or 25.6%, for the three months ended September 30, 2007 compared to the same period in 2006 due to decreased sales and service activity levels. Gross profit as a percentage of revenue increased to 26.6% in the three months ended September 30, 2007 compared to 26.4% for the same period in 2006.

Income from operations decreased $0.4 million, or 45.2%, for the three months ended September 30, 2007 compared to the same period in 2006 due to decreased sales and service activity levels. Income from operations as a percentage of revenue decreased to 10.9% for the three months ended September 30, 2007 compared to 14.6% for the same period in 2006.

Artificial Lift—Comparison of Nine Months Ended September 30, 2007 and 2006

In the second quarter of 2006 we acquired two coal bed methane service companies to expand our production driven revenue base. The combined companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support the coal bed methane producers in the Powder River Basin.

Artificial lift revenue was $10.8 million for the nine months ended September 30, 2007, a 26.9% increase compared to $8.5 million for the same period in 2006. The increase in overall sales is due to the acquisition of two coal bed methane service companies in the second quarter of 2006 offset by an overall decline in coal bed methane activity in the Powder River Basin during the first nine months of 2007 versus 2006 and the loss of a significant customer.

Gross profit increased $0.6 million, or 30.0%, for the nine months ended September 30, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue increased to 25.0% in the nine months ended September 30, 2007 compared to 24.5% for the same period in 2006. The increase in gross profit is due to higher overall sales during the first nine months of 2007 versus 2006.

Income from operations remained unchanged for the nine months ended September 30, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue decreased to 8.5% for the nine months ended September 30, 2007 compared to 11.0% for the same period in 2006. The decrease in operating profit as a percentage of revenue is due to increased indirect personnel and travel costs, and an incremental $0.3 million of depreciation and amortization associated with acquired assets.

Capital Resources and Liquidity

Cash and cash equivalents increased $0.6 million during the nine months ended September 30, 2007. Cash flows from operations increased from $6.2 million in 2006 to $11.7 million in 2007 due to the increase in profitability and higher non-cash expenses, offset by increased working capital needs. Increased working capital requirements decreased operating cash flow by $6.9 million for the nine months ended September 30, 2007 versus a decrease in operating cash flow of $3.2 million for the same period in 2006. An increase in chemical inventory and an increase in accounts receivable due to higher sales levels, coupled with a decrease in accounts payable and accrued liabilities in our Chemical and Artificial Lift segments contributed to the increased working capital requirements. In 2007 we modified our treasury processes reducing the time outstanding between when a check is produced and mailed.

Capital expenditures for the nine months ended September 30, 2007 totaled approximately $12.5 million ($11.8 million after eliminating our share of profit on a purchase from an affiliate). The most significant expenditures related to the expansion of our mud motor fleet, addition of rental tools to expand our rental tool base, expansion of our specialty chemical facility and construction of our bulk liquids facility.

In September 2007, we amended the Senior Credit Facility, comprised of a revolving line of credit, an equipment term loan and real estate term loans, in conjunction with the acquisition of Sooner. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $25.0 million or (b) the sum of 85% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were not modified from the January 2007 amendment and still provide for borrowings that bear interest at LIBOR plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $36.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months. The amendment modified many of our principal covenants including our fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the maturity date, the current revolving line of credit is classified as long-term debt.

As of September 30, 2007, we had $16.8 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Availability under the revolving line of credit as of September 30, 2007 is approximately $8.2 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of September 30, 2007 we were in compliance with all covenants.

As of September 30, 2007 the Company had approximately $0.6 million in vehicle loans and capitalized vehicle leases.

We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. Common stock issued during the nine months ended September 30, 2007 is described below:

•	In the acquisition of the 50% membership interest in CAVO in January 2007, we issued 143,434 shares of common stock.
•	Stock options to purchase 530,224 shares were exercised by officers, directors and employees, with proceeds of approximately $1.3 million paid to the Company.
•	Warrants to purchase 32,318 shares were converted with proceeds of $87,000 paid to the Company.
•	336,998 shares of restricted stock were granted to employees, officers and directors in conjunction with long term equity incentive and officer retention programs.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”). FAS No. 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by FAS No. 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company evaluated FAS No. 159 and believes that it will have no effect on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Certain financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. As of September 30, 2007, we have $53.6 million of variable rate indebtedness within our credit facility. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $0.5 million.

Item 4. Controls and Procedures

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company made changes to the design and operation of internal control over financial reporting during the fourth quarter of 2006 and the nine months ending September 30, 2007 in order to increase the design and operating effectiveness of internal controls in connection with implementing Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”). In addition, the Company is currently implementing enhancements to the Company’s internal control over financial reporting to address the material weaknesses disclosed in Form 10-K for the fiscal year ended December 31, 2006.

During 2007, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting. We are reevaluating prior policies and procedures and have established new policies and procedures to improve the overall control structure, documentation of the effectiveness of our controls and segregation of duties. We have engaged outside resources to augment our finance and accounting departments and to provide additional expertise in the design and testing of our control structure. We have redesigned our internal controls framework and implemented SOX Symphony Software. We are in the process of upgrading our information systems and are implementing Rental Tool Management Software. We have appointed additional experienced staff in the following key positions during 2007—Vice President of Business Development, Director of Internal Controls, Director of Human Resources, Corporate Controller and Drilling Products Segment Chief Financial Officer. We have significantly expanded our accounting staff and shared services support staff. We have engaged outside consultants to supplement our information technology department.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the stockholders of the Company was held on August 17, 2007, at which meeting the stockholders approved proposals to: (1) approve an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000; and (2) approve the 2007 Long Term Incentive Plan.

Amendment to the Certificate of Incorporation

Voting results for the amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 were as follows: 15,122,356 FOR; 251,746 AGAINST; and 15,919 ABSTAIN.

2007 Long Term Incentive Plan

Voting results for the 2007 Long Term Incentive Plan were as follows: 8,560,482 FOR; 3,957,400 AGAINST; 12,510 ABSTAIN; and 1,431,519 NON-VOTES.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation

10.1	Stock Purchase Agreement dated as of August 31, 2007 between the Registrant and SES Holdings, Inc. and the stockholders thereof.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By: /s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman, Chief Executive Officer and President

By: /s/ Lisa G. Meier
Lisa G. Meier
Chief Financial Officer and Vice President

November 9, 2007

EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation

10.1	Stock Purchase Agreement dated as of August 31, 2007 between the Registrant and SES Holdings, Inc. and the stockholders thereof.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer