Form 10-K
period 2007-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2008-03-19
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-13270

FLOTEK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2930 W. Sam Houston Parkway N. #300	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 849-9911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common Stock, $0.0001 par value	New York Stock Exchange, Inc.

5.25% Convertible Senior Notes	New York Stock Exchange, Inc.
Due 2028 and guarantees

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $355,381,000 as of the last business day of the Registrant’s recently completed second fiscal quarter June 30, 2007. As of March 10, 2008, the Registrant had 22,949,650 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 annual meeting of shareholders have been incorporated by reference into Part III of this Form 10-K.

i

FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our current belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. We try, whenever possible, to identify these statements by using words such as “anticipate,” “believe,” “should,” “estimate,” “expect,” “plan,” “project” and similar expressions. We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

ii

PART I

Item 1.	Business.

General

Flotek Industries, Inc. is a diversified global supplier of drilling and production related products and services to the energy and mining industries. Our core focus is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools. Flotek offers its products primarily through its sales organizations, as well as through independent distributors and agents. Flotek was founded in 1985 and is headquartered in Houston, Texas. On December 27, 2007, our common stock began trading on the New York Stock Exchange (“NYSE”) under the stock ticker symbol “FTK”. Prior to this date and since July 27, 2005, our common stock was traded on the American Stock Exchange (“AMEX”) under the stock ticker symbol “FTK”. Prior to this date, our common stock was traded on the OTC Bulletin Board under the stock ticker symbol, “FLTK” or “FLTK.OB”. Our website is located at http://www.flotekind.com. Information contained in our website or links contained on our website are not part of this filing. As used herein, “Flotek,” “Company,” “we,” “our” and “us” may refer to Flotek Industries, Inc. and/or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

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

•

acquired the tangible assets and licensed the rights to exercise the exclusive worldwide rights to a patented gas separator used in coal bed methane production in the Powder River Basin from Total Well Solutions, LLC (“TWS”) on April 3, 2006,

•

acquired the assets of LifTech, LLC (“LifTech”) which markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin on June 6, 2006,

•

acquired the assets of Triumph Drilling Tools (“Triumph”), a downhole tool company with rental, inspection and manufacturing operations throughout the Gulf Coast and Mid-Continent regions, on January 4, 2007,

•	acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) on January 31, 2007, a downhole mud-motor company with domestic rentals and international sales operations,

•	acquired Sooner Energy Services, Inc. (“Sooner”) which develops, produces and distributes specialty chemical products and services for drilling and production of natural gas, on August 31, 2007,

•	acquired the remaining 50% partnership interest in CAVO on November 15, 2007, and

•	acquired the assets of Teledrift Inc. (“Teledrift”), which designs and manufactures wireless survey and measurement while drilling, or MWD, tools, on February 14, 2008.

Description of Operations

Our reportable segments are strategic business units that offer various products and services. Each business segment requires different technology and marketing strategies, and is managed independently. All three segments market products domestically and internationally.

Chemicals and Logistics

We offer a full spectrum of oilfield specialty chemicals used for drilling, cementing, stimulation, and production. Our specialty chemical division provides chemical technology solutions to maximize recovery from both new and mature fields. Our development of specialty chemicals with enhanced performance characteristics to withstand a wide range of downhole pressures, temperatures and other well-specific conditions is key to the success of this business segment. We operate two laboratories, a technical services laboratory and a research and development laboratory that focus on design, development and testing of new chemical formulations and enhancement of existing products, often in cooperation with our customers. One of these laboratories is a new state-of-the-art chemical research and development facility in the Houston, Texas area.

Our logistics segment designs, project manages and operates automated bulk material handling and loading facilities for oilfield service companies. These bulk facilities handle oilfield products, including sand and other materials for well-fracturing operations, dry cement and additives for oil and gas well cementing, and supplies and materials used in oilfield operations, which we blend to customer specification.

Drilling Products

We are a leading provider of downhole drilling tools used in the oilfield, mining, water-well and industrial drilling sectors. We manufacture, sell, rent and inspect specialized equipment for use in drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and geographic scope of operations so that we now conduct tool rental operations throughout the United States and in select international markets. Our rental tools include stabilizers, drill collars, reamers, wipers, jars and mud-motors, while equipment sold includes centralizers and drill bits. We focus our product marketing efforts primarily in the Gulf of Mexico, Mid-Continent and Rocky Mountain regions of the United States, with international sales currently conducted through third party agents.

Artificial Lift

We provide pumping system components, including electric submersible pumps, or ESPs, gas separators, production valves and services. Our products address the needs of coal bed methane and traditional oil and gas production to efficiently move gas, oil and other fluids from the producing horizon to the surface. Several of our artificial lift products employ unique technologies to improve well performance. Our patented Petrovalve product optimizes pumping efficiency in horizontal completions, heavy oil and wells with high gas to liquids ratios. Furthermore, our patented gas separation technology is particularly applicable for coal bed methane production as it efficiently separates gas and water downhole, ensuring solution gas is not lost in water production. The majority of our products are manufactured in China, assembled domestically and distributed globally.

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

Customers

The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Although we are not dependent on one or a few major customers, five customers accounted for approximately 34% of consolidated revenue for the year ended December 31, 2007, 30% of consolidated revenue for the year ended December 31, 2006 and 32% of consolidated revenue for the year ended December 31, 2005. The majority of these sales were in the Chemicals and Logistics segment and collectively accounted for approximately 52% of revenue for this segment for the year ended December 31, 2007, 47% of revenue for this segment for the year ended December 31, 2006 and 49% of revenue for this segment for the year ended December 31, 2005. One customer of the five accounted for approximately 12% of consolidated revenue for the year ended December 31, 2007. The same customer accounted for approximately 21% of revenue of our Chemicals and Logistics segment for the year ended December 31, 2007.

Research and Development

We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet customer needs and the development of new products, processes and services. We incurred $0.8 million, $0.7 million and $0.6 million in research and development expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Employees

As of March 10, 2008, we employed 460 employees, of which 448 were full-time and 12 were part-time. None of our employees are covered by collective bargaining agreements.

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

Risks Related to Our Business

We intend to pursue strategic acquisitions, which could have an adverse impact on our business.

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

Difficulties in integrating acquired businesses may result in reduced revenues and income.

We may not be able to successfully integrate the businesses of our operating subsidiaries or any business we may acquire in the future. The integration of the businesses are complex and time consuming, place a significant strain on management and our information systems, and this strain could disrupt our businesses. Furthermore, if our combined businesses continue to grow rapidly, we may be required to replace our current information and accounting systems with systems designed for companies that are larger than ours. We may be adversely impacted by unknown liabilities of acquired businesses. We may encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. These difficulties may reduce our ability to gain customers or retain existing customers, and may increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

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

We depend primarily on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and gas in the United States. Customers’ expectations for lower market prices for oil and gas may curtail spending, thereby reducing demand for our products and services. Industry conditions in the United States are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and international economic conditions, political instability in oil and gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent effect on exploration and production activity could adversely affect the level of drilling and production activity by some of our customers. This reduction may cause a decline in the demand for, or adversely affect the price of, our products and services. Reduced discovery rates of new oil and gas reserves in our market areas could also have a negative long-term impact on our business, even in an environment of stronger oil and gas prices, to the extent existing production is not replaced or the number of drilling and producing wells declines because of substantial depletion of existing domestic reserves or the availability of cheaper reserves outside the United States. In addition, domestic demand for oil and gas may be uniquely affected by public attitudes regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels and taxation of oil and gas and “excess profits” of oil and gas companies, and the potential changes in governmental regulation and policy that may result from such public attitudes.

Our future success and profitability may be adversely affected if we or our suppliers fail to develop and introduce new and innovative products and services that appeal to our customers.

The oil and gas drilling industry is characterized by continual technological developments that have resulted in, and likely will continue to result in, substantial improvements in the scope and quality of oilfield chemicals, drilling and artificial lift products and services and product function and performance. As a result, our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products and services beyond our microemulsion surfactant line to address the increasingly sophisticated needs of our customers and anticipate and respond to technological and industry advances in the oil and gas drilling industry in a timely manner. Specifically, the patent for our line of biodegradable non-toxic chemicals is still pending, may be subject to reverse engineering and requires specific feedstocks to produce, which may not be available. If we or our suppliers fail to successfully develop and introduce new and innovative products and services that appeal to our customers, or if new market entrants or our competitors offer such products and services, our revenue and profitability may suffer.

Our senior credit facility contains certain covenants that could limit our flexibility and prevent us from taking certain actions, which could adversely affect our ability to execute our business strategy.

Our senior credit facility includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. The senior credit facility contains covenants that, among other things, limit our ability, without the consent of the lender, to:

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

We may not be able to generate sufficient cash flows to meet our debt service obligations and other liquidity needs.

Due to an extensive capital expenditure program in 2006, we exceeded the indebtedness covenant, fixed charge coverage ratio and capital expenditures limit set forth in our senior credit facility. In 2006, we obtained waivers of those covenants from our principal lender, increased the borrowing limits and redefined the covenant limits based on an expanded capital expenditures program. On February 4, 2008, we amended the terms of our senior credit facility to permit us to issue $150 million in convertible senior notes and incur additional capital expenditures and to include new financial covenants requiring us to maintain a minimum net worth and not to exceed a maximum senior leverage ratio. These amendments also increased the interest rates under the facility, required us to reduce the amount of our term loan borrowings to $40.0 million, increased our quarterly principal payments pursuant to our term loan and will require us to make mandatory prepayments of our term loan facility in specified circumstances, including if the appraised value of our fixed assets falls below specified levels. Our ability to generate sufficient cash flows from operations to make scheduled payments on these debt obligations and other future debt obligations we may incur, will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory and industry factors, many of which are beyond our control. If we are unable to generate sufficient cash flows or otherwise obtain the funds required to make principal and interest payments on our indebtedness, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital through the issuance of debt securities or other securities. We cannot assure you that any refinancing, sale of assets or issuance of securities would be made on terms that are acceptable or otherwise meet our debt obligations. Our inability to generate sufficient cash flows to satisfy such obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

Our principal source of liquidity, other than cash flows from operations, is a revolving line of credit under our amended senior credit facility. While we believe that our cash flows from operations and amounts available under our revolving line of credit will be sufficient to meet our obligations in the near term, our needs for cash may exceed the levels generated from operations and available to us under our revolving line of credit due to factors which are beyond our control.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on our operations and the trading price of our common stock.

As part of our growth strategy, we have recently completed several acquisitions of privately-held businesses, and in the future, we may make additional strategic acquisitions of privately-held businesses. Prior to becoming part of our consolidated company, these acquired businesses have not been required to implement or maintain the disclosure controls and procedures or internal controls over financial reporting that federal law requires of publicly-held companies such as ours. Similarly, it is likely that our future acquired businesses will not have been required to maintain such disclosure controls and procedures or internal controls prior to their acquisition. Likewise, upon the completion of any future acquisition, we will be required to integrate the acquired business into our consolidated company’s system of disclosure controls and procedures and internal controls over financial reporting, but we cannot assure you as to how long the integration process may take for any business that we may acquire. Furthermore, during the integration process, we may not be able to fully implement our consolidated disclosure controls and internal controls over financial reporting.

Likewise, during the course of our integration of any acquired business, we may identify needed improvements to our or such acquired business’ internal controls and may be required to design enhanced processes and controls in order to make such improvements. This could result in significant delays and costs to us and could require us to divert substantial resources, including management time, from other activities.

If we fail to achieve and maintain the adequacy of our disclosure controls and procedures and/or our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective disclosure controls and procedures and/or effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If:

•	we are not successful in improving our financial reporting process, our disclosure controls and procedures and/or our internal controls over financial reporting;

•	we identify deficiencies and/or one or more material weaknesses in our internal controls over financial reporting; or

•	we are not successful in integrating acquired businesses into our consolidated company’s system of disclosure controls and procedures and internal controls over financial reporting,

then our independent registered public accounting firm may be unable to attest that our internal control over financial reporting is fairly stated, or on the effectiveness of, our internal controls.

If it is determined that our disclosure controls and procedures and/or our internal controls over financial reporting are not effective and/or we fail to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act on a timely basis, we may not be able to provide reliable financial and other reports, which, in turn, could harm our business and operating results, cause investors to lose confidence in the accuracy and completeness of our financial reports, have a material adverse effect on the trading price of our common stock and/or adversely affect our ability to timely file our periodic reports with the SEC.

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

We will depend on the continued service of Jerry D. Dumas, age 72, our Chairman and Chief Executive Officer, who possesses significant expertise and knowledge of our business and industry. We do not have an employment agreement with Mr. Dumas, nor do we carry key man life insurance on him. Any loss or interruption of the services of Mr. Dumas or other key members of our management could significantly reduce our ability to manage our operations effectively and implement our growth strategy, and we cannot assure you that we would be able to find appropriate replacements should the need arise.

Our current insurance policies may not be adequate to protect our business from all potential risks.

Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, oil and chemical spills and other hazards. These conditions can cause personal injury or loss of life, damage to property, equipment and the environment, and suspension of oil and gas operations of our customers. Litigation arising from a catastrophic occurrence at a location where our equipment, products or services are being used may result in our being named as a defendant in lawsuits asserting large claims. We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on our business, financial condition and results of operations.

We are subject to complex foreign, federal, state and local environmental, health and safety laws and regulations, which expose us to costs and liabilities that could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to foreign, federal, state and local laws and regulations relating to, among other things, the protection of natural resources and the environment, health and safety, waste management and transportation of waste and other materials. Our operations, including our chemicals and logistics segment, which involves chemical manufacturing, packaging, handling and delivery operations, pose risks of environmental liability that could result in fines and penalties, expenditures for remediation, and liability for property damage and personal injuries. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain permits, approvals and certificates from various foreign, federal, state and local governmental authorities. Sanctions for noncompliance with such laws and regulations may include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. In addition, our costs of compliance may increase if existing laws and regulations are amended or reinterpreted. Such amendments or reinterpretations of existing laws or regulations or the adoption of new laws or regulations could curtail exploratory or developmental drilling for and production of oil and gas which, in turn, could limit demand for our products and services. Some environmental laws and regulations may also impose joint and strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of such laws and regulations could be substantial and have a material adverse effect on our financial condition and results of operations.

If we are unable to adequately protect our intellectual property rights or are found to infringe intellectual property rights of others, our business is likely to be adversely affected.

We rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our intellectual property rights. Although we believe that those measures are reasonably adequate to protect our intellectual property and provide for the continued operation of our business, there can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our proprietary information or provide us with a competitive advantage, or that others will not independently develop similar products or services, design around our proprietary or patented technology or duplicate our products or services. Moreover, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. We have not sought foreign protection corresponding to all of our US intellectual property rights. Consequently, we may not be able to enforce all of our intellectual property rights outside of the United States. Furthermore, the laws of certain countries in which our products are manufactured or marketed may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets. In each case, our ability to compete could be significantly impaired.

In addition, some of our products are not protected by issued patents. Specifically, the patent for our line of green chemicals, which was filed in 2003, is still pending and has been the subject of several amendments and preliminary rejections during the course of its examination. Some of these rejections have been based on prior patents owned by third parties that were cited by the patent examiner as describing similar technology in certain respects. This patent application, as well as all of our other patent applications, may not result in an issued patent or may result in a patent that does not provide us with a competitive advantage. Furthermore, the issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. The issuance of a patent does not guarantee that we have the right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing our own patented product and practicing our own patented technology.

We have from time to time received, and may in the future receive, communications alleging possible infringement of patents and other intellectual property rights of others. Furthermore, we have in the past, and may in the future, become involved in costly litigation or proceedings brought against us regarding patents or other intellectual property rights. If any such claims are asserted against us, we may seek to obtain a license under the third party’s intellectual property rights. We cannot assure you that we will be able to obtain all of the necessary licenses on satisfactory terms, if at all. In the event that we cannot obtain a license, these parties may file lawsuits against us seeking damages (potentially including treble damages) or an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products, increase the costs of selling some of our products, or cause damage to our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the manufacture and sale of some or all of our products, could have a material adverse effect on our results of operations and ability to compete.

We and our customers are subject to risks associated with doing business outside of the United States which may expose us to political, foreign exchange and other uncertainties.

During the years ended December 31, 2007, 2006 and 2005, approximately 5%, 7% and 16%, respectively, of our consolidated revenue was derived from the sale of products for use outside of the United States. Accordingly, we and our customers are subject to certain risks inherent in doing business outside of the United States, including governmental instability, war and other international conflicts, civil and labor disturbances, requirements of local ownership, partial or total expropriation or nationalization, currency devaluation, foreign exchange control and foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or the taking of property without fair compensation. Collections and recovery of rental tools from international customers and agents may also prove more difficult due to the uncertainties of foreign law and judicial procedure. We may therefore experience significant difficulty resulting from the political or judicial climate in countries in which we operate or in which our products are used. In addition, from time to time the United States has passed laws and imposed regulations prohibiting or restricting trade with certain nations.

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

The loss of certain key customers could have a material adverse effect on our results of operation and could result in a decline in our revenue.

Although we are not dependent on one or a few major customers, five customers accounted for approximately 34%, 30% and 32% of our consolidated revenue for the years ended December 31, 2007, 2006 and 2005, respectively. One of these customers accounted for approximately 12% of our consolidated revenue and 21% of our sales in the Chemicals and Logistics segment for the year ended December 31, 2007. One of these customers accounted for approximately 8% of our consolidated revenue and 15% of our sales in the Chemicals and Logistics segment for the year ended December 31, 2006. One of these customers accounted for approximately 12% of our consolidated revenue and 22% of our sales in the Chemicals and Logistics segment for the year ended December 31, 2005. Our customer relationships are typically governed by purchase orders or other short-term contracts rather than long-term contracts. The loss of one or more of our key customers as a result of competition, creditworthiness or otherwise could have a material adverse effect on our results of operations and could result in a decline in our revenue.

Risks Related to Our Industry

Volatility or decline in oil and natural gas prices may result in reduced demand for our products and services which may adversely affect our business, financial condition and results of operation.

The markets for oil and natural gas have historically been extremely volatile. We anticipate that these markets will continue to be volatile in the future. Although oil and gas prices have increased significantly in recent years, there can be no guarantees that these prices will remain at current levels. Such volatility in oil and gas prices, or the perception by our customers of unpredictability in oil and natural gas prices, adversely affects the spending patterns in our industry. The demand for our products and services is, in large part, driven by current and anticipated oil and gas prices and the related general levels of production spending and drilling activity. In particular, volatility or a decline in oil and gas prices may cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for our products and services and may cause lower prices for our products and services. As a result, volatility or a prolonged decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

Competition from new and existing competitors within our industry could have an adverse effect on our results of operations.

The oil and gas industry is highly competitive and fragmented. Our principal competitors include numerous small companies capable of competing effectively in our markets on a local basis as well as a number of large companies that possess substantially greater financial and other resources than we do. Our larger competitors may be able to devote greater resources to developing, promoting and selling their products and services. We may also face increased competition due to the entry of new competitors including current suppliers that decide to sell their products and services directly to our customers. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which may have an adverse effect on our margins and results of operations.

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

Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. We may experience loss of business, delays or defaults in payments from payers, or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants and refineries are direct targets or indirect casualties of an act of terror or war. In addition, such activities could reduce the overall demand for oil and natural gas which, in turn, could reduce the demand for our products and services. We have implemented certain security measures in response to the threat of terrorist activities. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to execute our business strategy.

Risks Related to Our Common Stock

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has historically been subject to significant fluctuations. The following factors, among others, could cause the price of our common stock in the public market to fluctuate significantly:

•	variations in our quarterly results of operations;

•	changes in market valuations of companies in our industry;

•	fluctuation in stock market prices and volume;

•	fluctuation in oil and natural gas prices;

•	issuance of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of new business, acquisitions or joint ventures.

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

Our common stock was quoted on the American Stock Exchange until December 27, 2007 when it began trading on the New York Stock Exchange. While there is currently one specialist in our common stock, this specialist is not obligated to continue to make a market in our common stock. In the event it does not continue to make a market in our common stock, the liquidity of our common stock could be adversely impacted and a stockholder could have difficulty obtaining accurate stock quotes. Trading volume for our common stock has historically been low. We cannot assure you that an active trading market for our common stock will develop or be sustained. Sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.

We have no plans to pay dividends on our common stock, and therefore, investors will have to look to stock appreciation for return on their investments.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Certain covenants of our senior credit facility restrict the payment of dividends without the prior written consent of the lender. Investors must rely on sales of their common stock after price appreciation, which may never occur, in order to realize a return on their investment.

Certain anti-takeover provisions of our charter documents under Delaware law could discourage or prevent others from acquiring our company, which may adversely affect the market price of our common stock.

Our certificate of incorporation and bylaws contain provisions that:

•

permit us to issue, without stockholder approval, up to 100,000 shares of preferred stock, in one or more series and, with respect to each series, to fix the designation, powers, preferences and rights of the shares of the series;

•	prohibit stockholders from calling a special meeting;

•	limit the ability of shareholders to act by written consent;

•	prohibit cumulative voting; and

•	require advance notice for stockholder proposals and nominations for election to the board of directors to be acted upon at meetings of stockholders.

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

The Company may in the future issue its previously authorized and unissued securities, resulting in the dilution of the ownership interests of its current stockholders. We are currently authorized to issue 40,000,000 shares of common stock, of which 18,731,491 were issued and 18,394,730 were outstanding as of December 31, 2007 and 1,335,634 were subject to future issuance through the exercise of options previously granted under our equity compensation plans and 336,761 of restricted stock awards that will be issued over the vesting period or based on achievement of performance goals. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of our convertible senior notes or other convertible securities we may issue in the future, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for capital raising or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We may issue shares of preferred stock or debt securities with greater rights than our common stock.

Subject to the rules of the New York Stock Exchange, our certificate of incorporation authorizes our board of directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100,000 preferred shares authorized but none issued. Any preferred stock that is issued may rank ahead of our common stock in terms of dividends, priority and liquidation premiums and may have greater voting rights than holders of our common stock.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved staff comments as of the date of this report.

Item 2.	Properties.

The following table describes the location and general character of the principal physical properties used in each of our company’s businesses as of December 31, 2007.

Segment	Owned/Leased	Location
Chemicals and Logistics	Owned	Marlow, Oklahoma
	Leased	Raceland, Louisiana
	Owned	Raceland, Louisiana
	Owned	Carthage, Texas
	Owned	Norman, Oklahoma
	Owned	Wheeler, Texas
	Leased	Wilburton, Oklahoma

Drilling Products	Owned	Midland, Texas (2 locations)
	Owned	Robstown, Texas
	Owned	Vernal, Utah
	Owned	Evanston, Wyoming
	Owned	Mason, Texas
	Leased	Houston, Texas
	Owned	Houston, Texas
	Owned	Chickasha, Oklahoma
	Leased	Grand Junction, Colorado
	Owned	Lafayette, Louisiana
	Leased	Odessa, Texas
	Leased	Corpus Christi, Texas
	Leased	Oklahoma City, Oklahoma
	Leased	Lafayette, Louisiana
	Leased	Bossier City, Louisiana
	Leased	Granbury, Texas (2 locations)

Artificial Lift	Owned	Gillette, Wyoming
	Leased	Sheridan, Wyoming
	Leased	Houston, Texas

General Corporate	Leased	Houston, Texas

We consider our facilities to be in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings.

We are involved, on occasion, in routine litigation incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during our fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 27, 2007, our common stock began trading on the NYSE under the stock ticker symbol “FTK”. Prior to this date, our common stock was traded on the AMEX under the ticker symbol, “FTK”. The following table sets forth, on a per share basis for the periods indicated, our high and low closing sales prices reported by the NYSE and the AMEX.

On July 11, 2007, the Company affected a two-for-one stock split in the form of a 100% stock dividend to the stockholders of record on July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

Fiscal 2007	High	Low
4th Quarter	$53.49	$31.75
3rd Quarter	$46.25	$28.50
2nd Quarter	$29.98	$13.95
1st Quarter	$14.98	$11.48

Fiscal 2006	High	Low
4th Quarter	$14.03	$7.10
3rd Quarter	$10.00	$6.88
2nd Quarter	$14.89	$7.75
1st Quarter.	$14.33	$9.46

As of March 10, 2008, our closing stock price, as quoted on the NYSE, was $20.19. As of March 10, 2008, there were 22,949,650 common shares outstanding held by approximately 12,700 holders of record.

On February 11, 2008, and in connection with the issuance of the Convertible Senior Notes, the Company entered into a Share Lending Agreement (See Note 17 to consolidated financial statements included herein) with Bear, Sterns & Co. Inc. (“BSIL”). Under this agreement, the Company agreed to loan 3,800,000 shares of Common Stock to BSIL during a period beginning the date the Company entered into the Share Lending Agreement and ending on February 15, 2028, or earlier, if the Company notifies BSIL in writing of its intent to terminate the Share Lending Agreement. The Company did not receive any proceeds from the sale of the borrowed shares of Common Stock pursuant to the Share Lending Agreement.

In view of the contractual undertakings of BSIL in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under generally accepted accounting principles in the United States currently in effect, the borrowed shares will not be considered outstanding for the purpose of computing and reporting the Company’s earnings per share.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in Flotek common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period 2002 through 2007.

This performance chart assumes $100 invested on December 31, 2002 in Flotek common stock, in the Russell 2000 Index and in the Philadelphia Oil Service Index and that all dividends were reinvested.

Dividend Policy

We have not historically paid cash dividends on our common stock. We intend to retain future earnings to meet our working capital requirements and to finance the future operations of our business. Therefore, we do not plan to declare or pay cash dividends to holders of our common stock in the foreseeable future. In addition, some of our senior credit facility contain provisions that limit our ability to pay cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding our equity securities that are authorized for issuance under individual stock option compensation agreements:

Equity Compensation Agreement Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,335,634	$5.77	2,423,639

Item 6.	Selected Financial Data.

The following table sets forth certain selected historical financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto which are included elsewhere herein. The selected operating and financial position data as of and for each of the years for the five-years ended December 31, 2007 have been derived from our audited consolidated financial statements, some of which appear elsewhere in this Annual Report on Form 10-K. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have during the past five years effected a number of business combinations and other transactions that materially affect the comparability of the information set forth below. Additionally, on July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to the stockholders of record on July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Operating Data
Revenue	$158,008	$100,642	$52,869	$21,881	$14,844
Income (loss) from operations	29,686	18,853	10,114	3,012	(5,090)
Net income (loss)	16,727	11,350	7,720	2,154	(7,384)
Earnings (loss) per share—Basic	0.91	0.66	0.53	0.16	(0.62)

Financial Position Data (end of year)
Total assets	$160,793	$82,890	$52,158	$15,957	$13,970
Long-term debt, less current portion	52,377	8,185	7,277	5,272	2,166
Stockholders’ equity	77,461	53,509	35,205	4,823	2,560
Cash dividends declared per share	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

We are a global provider of oilfield products, services and equipment. We focus on serving the drilling-related needs of oil and gas companies primarily through our Chemicals and Logistics and our Drilling Products segments, and the production-related needs of oil and gas companies through our Artificial Lift and Chemicals and Logistics segments.

We were incorporated in 1985 and currently trade on the NYSE. Our headquarters are in Houston, Texas. We have expanded geographically so that we now have a growing presence in select domestic and international market areas in Oklahoma, Arkansas, New Mexico, the Gulf Coast, the Rocky Mountains, Canada, Mexico, Latin America, Europe and Asia. We market our products domestically and internationally in over 20 countries.

Several factors contributed to our financial performance in 2007, including:

•	increased acceptance of our specialty chemicals by the major pumping pressure companies.

•	expansion of our rental tool and inspection services with the acquisition of Triumph.

•	expansion of our drilling products segment with the acquisition of CAVO.

•	expansion of our chemicals and logistics segment with the acquisition of Sooner.

•	record domestic drilling activity levels, gas prices and oil prices.

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

•

The Chemicals and Logistics segment develops, manufactures and markets specialty chemicals used in oil and gas well cementing, stimulation, acidizing, drilling and production treatment. Additionally, the segment provides well cementing, bulk blending and transload services and transload facility management services.

•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•

The Artificial Lift segment manufactures and markets artificial lift equipment which includes the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services to support coal bed methane production.

The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in our three segments are driven primarily by current and expected commodity prices, drilling activity, oil and gas production levels, and customer capital spending allocated for drilling and production.

Critical Accounting Policies and Estimates

Our critical accounting policies and procedures include but are not limited to the following:

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company performs credit evaluations of the Company’s customers’ current credit worthiness, as determined by our review of their available credit information. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers’ operating performance and cash flows, which could impact our ability to collect on these obligations. Additionally, some of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these receivables.

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

Intangible and Other Assets

Separable intangible and other assets that are not deemed to have indefinite lives will be amortized on a straight-line over their useful lives ranging from 2 to 15 years.

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

Foreign Currency Translation

The functional currency of foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rate for the reporting period. The resulting translation adjustment is included in shareholders’ equity as a component of accumulated other comprehensive income.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes

The determination and evaluation of our annual income tax provision involves the interpretation of tax laws in various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations and our level of operations or profitability in each jurisdiction may impact our tax liability in any given year. While our annual tax provision is based on the information available to us at the time, a number of years may elapse before the ultimate tax liabilities in certain tax jurisdictions are determined. Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in tax rates and changes in prior year tax estimates as returns are filed. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. We provide for uncertain tax positions pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”). FAS 160 requires (i) that non-controlling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We believe the adoption of SFAS 160 will not have a material impact on our financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”), to replace Statement of Financial Accounting Standards No. 141, “Business Combinations.” FAS 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of FAS 141R to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by FAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We will continue to evaluate the application of FAS 159, and we currently do not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.

In September 2006, the FASB issued its Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will continue to evaluate the application of FAS 157, and we currently do not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.

Results of Operations

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue	$158,008	$100,642	$52,869
Cost of revenue	90,297	59,464	30,946

Gross profit	67,711	41,178	21,923
Gross profit (% of revenue)	42.9%	40.9%	41.5%
Expenses:
Selling, general and administrative costs	30,639	18,919	9,486
Depreciation and amortization	6,537	2,750	1,768
Research and development costs	849	656	555

Total expenses	38,025	22,325	11,809

Income from operations	29,686	18,853	10,114
Income from operations (% of revenue)	18.8%	18.7%	19.1%
Other income (expense):
Interest expense	(3,501)	(1,005)	(827)
Other, net	956	85	86

Total other income (expense)	(2,545)	(920)	(741)
Income before income taxes	27,141	17,933	9,373
Provision for income taxes	(10,414)	(6,583)	(1,653)

Net income	$16,727	$11,350	$7,720

Results for fiscal 2007 compared to fiscal 2006—Consolidated

Revenue for the year ended December 31, 2007 was $158.0 million, an increase of 57.0%, compared to $100.6 million for the same period in 2006. Revenue increased in all of our segments principally due to increased demand for our proprietary specialty chemicals, the completion of three acquisitions in 2007, and the expansion of our rental tool fleet. Approximately 60% of the revenue growth in 2007 over 2006 related to organic growth of our existing businesses.

Gross profit for the year ended December 31, 2007 was $67.7 million, an increase of 64.4%, compared to $41.2 million for the same period in 2006. Gross profit as a percentage of revenue for the year ended December 31, 2007 was 42.9%, compared to 40.9% for the same period in 2006. The increase in gross profit is due to an increase in specialty chemical sales as a percentage of total sales overall. Chemicals and Logistics made up approximately 54.6% of total consolidated revenues for the year ended December 31, 2007 versus 50.2% for the same period in 2006. In addition, sales of our proprietary environmentally benign ‘green’ chemicals which sell at higher margins made up 65.4% of the total Chemicals and Logistics revenues for the year ended December 31, 2007, versus 51.5% for the same period in 2006.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $30.6 million for the year ended December 31, 2007, an increase of 61.9%, compared to $18.9 million during the same period in 2006. The increase was primarily due to increased indirect personnel costs in all divisions as we shift into the more people intensive rental and service business, expand geographically and expand our sales and corporate support staff. General and administrative expenses were higher due to increased costs associated with Sarbanes-Oxley initiatives, computing systems upgrades/conversions, and implementation of the RTMS (rental tool management system). All of these administrative upgrades are expected to result in enhanced control and efficiency during 2008. In addition, $1.7 million of equity compensation expense associated with restricted stock and option grants made to employees, directors, and officers, was incurred in 2007 which was not incurred in 2006.

Depreciation and amortization costs were $6.5 million for the year ended December 31, 2007, an increase of 137.7% compared to $2.8 million during the same period in 2006. The increase is due to higher depreciation associated with acquired assets and increased capital expenditures. In addition, amortization expense increased due to the recognition of intangible assets from acquisitions completed in 2006 and 2007.

Research and development (“R&D”) costs were $0.8 million for the year ended December 31, 2007, an increase of 29.4% compared to $0.7 million during the same period in 2006. The increase in R&D related to the establishment of our specialty chemical research facility that opened in 2007. R&D expenditures are charged to expense as incurred.

Interest expense was $3.5 million for the year ended December 31, 2007 versus $1.0 million in 2006. The increase was a result of the increase in our overall debt level associated with the Triumph, CAVO and Sooner acquisitions. We amended our credit facility in January 2007 in conjunction with the Triumph acquisition and again in August 2007 for the acquisition of Sooner. Our borrowing capacity on the line of credit and equipment term loan was increased to partially fund these acquisitions.

A provision for income taxes of $10.4 million was recorded for the year ended December 31, 2007. An effective tax rate of 38.4% was applied for the year ended December 31, 2007 versus 36.7% for the same period in 2006. The increase in our effective tax rate is primarily due to an increase in the percentage of earnings in state jurisdictions with higher state income tax rates, and increased state income tax expense resulting from the enactment of the new Texas Margin Tax in 2007. Partially offsetting these factors is the increased tax benefit associated with U.S. manufacturing operations under the American Jobs Creation Act of 2004.

Results for fiscal 2006 compared to fiscal 2005—Consolidated

Revenue for the twelve months ended December 31, 2006 was $100.6 million, an increase of 90.4%, compared to $52.9 million for the year 2005. Revenue increased in all of our business segments due to increased acceptance of our products, acquisitions completed in the third quarter of 2005 and in 2006, rental revenue from the investment in additional equipment, improved pricing, and opening new operating locations. Revenue increased most significantly due to organic growth of our Chemical and Logistics division, followed by the acquisition of Can-Ok in January, TWS in April and LifTech in June of 2006. These acquisitions accounted for

$16.5 million of the increase in revenue, with the remaining $31.2 million coming from internal revenue growth within the Chemicals and Logistics segment and the Drilling Products segment. International revenue made up approximately 6.5% of total revenue in 2006 versus 15.9% in 2005.

Gross profit for the year ended December 31, 2006 increased 87.8% to $41.2 million, or 40.9% of revenue, compared to $21.9 million, or 41.5%, of revenue for the year 2005. The increase in gross profit is due to the increase in revenue in all of our business segments, with high margin tool rentals and specialty chemical sales contributing most significantly. The decrease in gross profit as a percentage of revenue is primarily due to two artificial lift acquisitions which typically have lower margins than our existing businesses.

As the Company matures and with the addition of new products and services from acquisitions margins within the segments have shifted. Organically, management’s focus has been placed on expanding sales of our higher margin products and services. This has been offset by the addition of several new products that generate lower margins but complement the existing businesses and allow the Company to cross sell products and services in new markets, and spread corporate costs over a larger base of operations.

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

R&D costs increased from $0.6 million in 2005 to $0.7 million in 2006 due to the expansion of our product development department. Research and development expenditures are charged to expense as incurred.

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

Results by Segment

Chemicals and Logistics

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue	$86,271	$50,545	$29,638
Gross profit	40,993	22,670	11,780
Gross profit (% of revenue)	47.5%	44.9%	39.7%
Income from operations	32,389	16,845	8,188
Income from operations (% of revenue)	37.5%	33.3%	27.6%

Results for fiscal 2007 compared to fiscal 2006—Chemicals and Logistics

Chemical and Logistics revenue for the year ended December 31, 2007 was $86.3 million, an increase of 70.7%, compared to $50.5 million for the year ended December 31, 2006. The increase in revenue is primarily a result of an increase in overall sales volume, particularly of our proprietary specialty chemicals. The most significant revenue growth occurred in the Mid-Continent, Permian Basin, Rocky Mountain and South Texas regions. Sales of our biodegradable, environmentally benign ‘green’ chemicals grew 117%, to $56.4 million for the year ended December 31, 2007 from $26.0 million for the same period in 2006.

On August 31, 2007, the Company acquired Sooner Energy Services to establish a platform for expansion into production chemicals. Sooner develops, produces and distributes specialty chemical products and services for the drilling and production of natural gas. The Sooner acquisition contributed approximately $2 million in revenue in 2007.

The Company signed a five year agreement to build and operate a liquid chemical distribution facility for a major service company. Construction of our liquids chemical facility was completed during the fourth quarter of 2007 and is expected to double our throughput service revenue in 2008. The new liquid chemical distribution facility and our existing cement handling and blending facility will provide a broad range of blending and logistics services to our customer for cementing and stimulation products used offshore in the Gulf of Mexico.

Gross profit increased $18.3 million, or 80.8%, for the year ended December 31, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue increased to 47.5% for the year ended December 31, 2007 compared to 44.9% for the year ended December 31, 2006. The increase in gross profit is due to a continued shift in sales mix to higher margin patented and proprietary products. Early in 2007, construction of a 30,000 square foot expansion to our production facilities was completed. This facility tripled production capabilities and allows the division to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Income from operations increased $15.5 million, or 92.2%, for the year ended December 31, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue increased to 37.5% for the year ended December 31, 2007 compared to 33.3% for the year ended December 31, 2006. The increase in operating profit is driven by an increase in overall sales activity coupled with a continued shift in sales mix to higher margin patented and proprietary products.

Results for fiscal 2006 compared to fiscal 2005—Chemicals and Logistics

Chemicals and Logistics revenue increased $20.9 million, or 70.5%, for the year 2006 compared to 2005. The increase in revenue was a result of an increase in volume coupled with higher prices, particularly of our proprietary specialty chemicals. The most significant revenue growth occurred in the Rocky Mountains, Mid-Continent, Permian Basin regions and Canada. Sales of our proprietary biodegradable environmentally benign ‘green’ chemicals grew 217.1% from $8.2 million in 2005 to $26.0 million in 2006. Margins continued to increase as we focused on shifting more of our sales mix to higher margin patented and proprietary products.

Gross profit as a percentage of revenue increased from 39.7% in 2005 to 44.9% in 2006. The increase in gross profit was due to price increases and a reduction in cost of goods as a percentage of total revenue. Margins continued to increase as the sales mix shifted to higher margin patented and proprietary products. Managing chemical feedstock and transportation prices and passing cost increases on to our customers was critical to maintain our gross profits. As of the end of 2006, construction of a 30,000 square foot expansion to our production facilities was substantially completed. This facility tripled production capabilities and allowed the division to manage larger volumes of inputs to take further advantage of volume pricing discounts.

Income from operations increased from $8.2 million in 2005 to $16.8 million in 2006, and the income from operations as a percentage of revenue increased from 27.6% to 33.3%, respectively.

Drilling Products

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue	$56,836	$36,753	$21,875
Gross profit	22,869	15,172	9,413
Gross profit (% of revenue)	40.2%	41.3%	43.0%
Income from operations	5,632	6,325	4,663
Income from operations (% of revenue)	9.9%	17.2%	21.3%

Results for fiscal 2007 compared to fiscal 2006—Drilling Products

Drilling Products revenue for the year ended December 31, 2007 were $56.8 million, an increase of 54.6%, compared to $36.8 million for the year ended December 31, 2006. Growth in rentals and services associated with the acquisitions and the expansion of our mud motor fleet contributed significantly to the increase. In January 2007 we acquired the assets of Triumph Drilling Tools, a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas. Additionally, in January 2007 we acquired a 50% interest and subsequently acquired the remaining 50% interest in November 2007 in CAVO Drilling Motors, which specializes in the rental, service and sale of high performance mud motors. These acquisitions expanded machining, repair, tool rental and inspection service capability within our drilling products group. These acquisitions contributed approximately $18.5 million in revenue during 2007.

Gross profit increased $7.7 million, or 50.7%, for the year ended December 31, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue decreased from 41.3% for the year ended December 31, 2006 to 40.2% in 2007 primarily due to higher personnel, auto and travel costs.

Income from operations decreased $0.7 million, or 11.0% for the year ended December 31, 2007 compared to the same period in 2006. Income from operations as a percentage of revenue decreased to 9.9% for the year ended December 31, 2007 compared to 17.2% for the same period in 2006. The decrease in operating profit as a percentage of revenue is due to increased indirect personnel and travel costs, and an incremental $2.9 million of depreciation and amortization associated with acquired assets.

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

Drilling Products revenue increased $14.9 million, or 68.0%, for the year 2006 compared to 2005. The drilling tool acquisitions completed in August 2005 and January 2006 coupled with downhole mud motor rentals and higher centralizer sales contributed to the increase in overall sales.

Gross profit increased $5.8 million, or 61.2%, for the year 2006 compared to 2005. Gross profit as a percentage of revenue decreased from 43.0% in 2005 versus 41.3% for 2006. The decrease in gross profit as a percentage of revenue relates to higher inventory related expenses. In addition we incurred significant costs in building up our capacity and improving overall conditions with our acquired businesses.

Income from operations increased $1.7 million, or 35.6%, for the year 2006 compared to 2005. Costs associated with developing our machining and repair capacity, and the expenses required to improve facility conditions and equipment negatively impacted income from operations in 2006 for this division.

Artificial Lift (previously known as Production Products)

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Revenue	$14,901	$13,344	$1,356
Gross profit	3,849	3,336	464
Gross profit (% of revenue)	25.8%	25.0%	34.3%
Income from operations	1,381	1,514	180
Income from operations (% of revenue)	9.3%	11.3%	13.3%

Results for fiscal 2007 compared to fiscal 2006—Artificial Lift

Artificial lift revenue was $14.9 million for the year ended December 31, 2007, an 11.7% increase compared to $13.3 million for the same period in 2006. The increase in overall sales is due to the acquisition of two coal bed methane service companies in the second quarter of 2006 offset by an overall decline in coal bed methane activity in the Powder River Basin during 2007 as a result of lower wellhead gas prices in the Rocky Mountains, pipeline capacity constraints and a reduction in sales to a significant customer.

Gross profit increased $0.5 million, or 15.4%, for the year ended December 31, 2007 compared to the same period in 2006. Gross profit as a percentage of revenue increased to 25.8% in the year ended December 31, 2007 compared to 25.0% for the same period in 2006 due to a decrease in cost of goods as a percentage of sales.

Income from operations as a percentage of revenue decreased to 9.3% for the year ended December 31, 2007 compared to 11.3% for the same period in 2006. The decrease in operating profit as a percentage of revenue is due to increased indirect personnel and travel costs, and an incremental $0.4 million of depreciation and amortization associated with acquired assets.

Results for fiscal 2006 compared to fiscal 2005—Artificial Lift

In the second quarter of 2006 we acquired TWS and LifTech as part of our goal to develop a significant Artificial Lift segment and expand our production driven revenue base. The combined companies provide a broad spectrum of electric submersible pumps, gas separators, valves and services to support the coal bed methane producers in the Powder River Basin region and beyond. We believe the artificial lift acquisitions will provide additional marketing opportunities for our patented Petrovalve line of pump components, our patented gas separator, and our line of electric submersible pumps.

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

Capital Resources and Liquidity

Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. We had cash and cash equivalents of $1.3 million at December 31, 2007 compared to $0.5 million at December 31, 2006.

Operating Activities

In the year ended December 31, 2007, we generated $25.1 million in cash from operating activities. Net income for the year ended December 31, 2007 was $16.7 million. Non-cash additions to net income in the 2007 period consisted of $6.5 million of depreciation and amortization and $1.7 million related to the expensing of stock options as required under SFAS No. 123R.

During the year ended December 31, 2007, changes in working capital provided $2.0 million in cash, principally due to a decrease of $0.7 million in inventory, an increase of $3.8 million in income taxes payable and accrued liabilities, offset by a decrease of $2.4 million in accounts payable.

Investing Activities

During the year ended December 31, 2007, we used $70.5 million in investing activities consisting of three acquisitions and our capital expenditures. During the year ended December 31, 2007, we completed the following acquisitions for a total net cash outlay of $53.0 million, consisting of the purchase price and acquisition costs less cash acquired:

•	In January 2007, we acquired the assets of Triumph Drilling Tools for $31.1 million in cash.

•	In January 2007, we acquired a 50% partnership interest in CAVO Drilling Motors for $2.6 million cash, $1.5 million promissory note and 143,434 shares of common stock valued at $1.9 million.

•	In August 2007, we acquired Sooner Energy Services for $7.2 million in cash.

•	In November 2007, we acquired the remaining 50% partnership interest in CAVO Drilling Motors for $12.5 million in cash.

On September 30, 2007, the Company acquired for $2.5 million in cash, the patent underlying the exclusive license agreement which was part of the acquisition of Total Well Solutions, Inc. in April 2006. With the purchase, the Company is immediately relieved of the payment obligations under the exclusive license agreement.

Capital expenditures for 2007 totaled approximately $15.7 million. The most significant expenditures related to the expansion of our chemical manufacturing facilities and base of rental tools including the purchase of drilling mud motors.

Financing Activities

During the year ended December 31, 2007, financing activities provided a net of $46.2 million in cash.

In January 2007, we amended the Senior Credit Facility in conjunction with the acquisition of Triumph. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $20.0 million or (b) the sum of 80% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were modified to provide for borrowings that bear interest at LIBOR plus 175 basis points. The equipment term loan was amended to provide for borrowings of $35.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months. The amendment modified many of our principal covenants including our leverage ratio, fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged.

In September 2007, we amended the Senior Credit Facility, comprised of a revolving line of credit, an equipment term loan and real estate term loans, in conjunction with the acquisition of Sooner. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $25.0 million or (b) the sum of 85% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were not modified from the January 2007 amendment and provide for borrowings that bear interest at LIBOR plus 175 basis points. The equipment term loan was amended to provide for borrowings of $36.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months.

In November 2007, we amended the Senior Credit Facility, comprised of a revolving line of credit, an equipment term loan and real estate term loans, in conjunction with the acquisition of the remaining 50% of CAVO. The equipment term loan was amended to provide for borrowings of $42.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months.

As of December 31, 2007, we had $15.4 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Availability under the revolving line of credit as of December 31, 2007 is approximately $9.3 million. Bank borrowings are subject to certain covenants. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of December 31, 2007, we were in compliance with all covenants. As of December 31, 2007, the Company had approximately $0.6 million in vehicle loans and capitalized vehicle leases.

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable quarterly through December 31, 2009.

Common stock issued during 2007 is described below:

•	In the acquisition of a 50% interest in CAVO in January 2007, we issued 143,434 shares of common stock valued at $1.9 million.

•	Warrants to purchase 32,318 shares were exercised with proceeds of approximately $0.1 million paid to the Company.

•	Stock options to purchase 594,724 shares were exercised by officers, directors and employees with proceeds of approximately $1.4 million paid to the Company.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$58,661	$6,616	$28,868	$23,177	$—
Capital lease obligations	750	419	331	—	—
Operating lease obligations	6,480	1,278	1,980	1,563	1,659

Total	$65,891	$8,313	$31,179	$24,740	$1,659

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Certain of the financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. As of December 31, 2007, we have $57.5 million of variable rate indebtedness within our credit facility. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $0.6 million.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Securities and Exchange Act of 1934 Rule 13a-15(c). In making its assessment, we have utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2007.

The Certifications of our Chief Executive Officer and Chief Financial Officer required by the Sarbanes Oxley Act of 2002 have been included as Exhibits 31 and 32 in our Form 10-K.

/S/ JERRY D. DUMAS SR.	/s/ LISA G. MEIER
Jerry D. Dumas Sr.	Lisa G. Meier
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flotek Industries, Inc. and Subsidiaries:

We have audited the accompanying Consolidated Balance Sheets of Flotek Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretations FIN 48 “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Flotek Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”), and our report dated March 17, 2008 expressed an unqualified opinion thereon.

UHY LLP

Houston, Texas

March 17, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Flotek Industries, Inc. and Subsidiaries:

We have audited Flotek Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Flotek Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

In conducting the Company’s evaluation of effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, the Company excluded the acquisitions of Sooner Energy Services, Inc. (“Sooner”) and CAVO Drilling Motors Ltd. Co. (“CAVO”) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission. The acquisitions of Sooner and CAVO were completed on August 31, 2007 and November 1, 2007, respectively. These acquisitions constituted 19.5% of total assets as of December 31, 2007, and 2.1% of total revenue for the year then ended.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2007 and 2006 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

UHY LLP

Houston, Texas

March 17, 2008

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,282	$510
Restricted cash	9	—
Accounts receivable, net of allowance for doubtful accounts of $1,354 and $562, respectively	24,919	19,077
Inventories, net	21,017	17,899
Deferred tax assets, current	329	—
Other current assets	1,043	578

Total current assets	48,599	38,064

Property, plant and equipment, net	39,824	19,302
Goodwill	60,480	24,185
Intangible and other assets, net	11,890	1,339

TOTAL ASSETS	$160,793	$82,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,424	$9,941
Accrued liabilities	10,214	7,140
Income taxes payable	1,352	317
Current portion of long-term debt	7,034	2,589
Deferred tax liabilities, current	—	675

Total current liabilities	28,024	20,662
Long-term debt, less current portion	52,377	8,185
Deferred tax liabilities, less current portion	2,931	534

Total liabilities	83,332	29,381

Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, 100,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 40,000,000 shares authorized; shares issued and outstanding: 18,731,491 shares and 18,394,730 shares, respectively	1	1
Additional paid-in capital	54,141	46,661
Accumulated other comprehensive income	45	37
Retained earnings	23,464	6,810
Treasury stock: 70,174 shares at December 31, 2007	(190)	—

Total stockholders’ equity	77,461	53,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,793	$82,890

See notes to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenue
Product	$118,443	$81,374	$45,242
Rental	24,349	12,144	4,421
Service	15,216	7,124	3,206

	158,008	100,642	52,869
Cost of revenue
Cost of product	71,190	49,456	25,983
Cost of rental	11,086	5,985	2,725
Cost of service	8,021	4,023	2,238

	90,297	59,464	30,946

Gross profit	67,711	41,178	21,923

Expenses:
Selling, general and administrative	30,639	18,919	9,486
Depreciation and amortization	6,537	2,750	1,768
Research and development	849	656	555

Total expenses	38,025	22,325	11,809

Income from operations	29,686	18,853	10,114

Other income (expense):
Interest expense	(3,501)	(1,005)	(827)
Equity in earnings of affiliates and other	956	85	86

Total other income (expense)	(2,545)	(920)	(741)

Income before income taxes	27,141	17,933	9,373
Provision for income taxes	(10,414)	(6,583)	(1,653)

Net income	$16,727	$11,350	$7,720

Basic and diluted earnings per common share:
Basic earnings per common share	$0.91	$0.66	$0.53
Diluted earnings per common share	$0.88	$0.61	$0.47
Weighted average common shares used in computing basic earnings per common share	18,338	17,289	14,606
Incremental common shares from stock options, warrants and restricted stock	620	1,299	1,904

Weighted average common shares used in computing diluted earnings per common share	18,958	18,588	16,510

See notes to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares Issued	Par Value	Shares	Cost
Balance January 1, 2005	13,340	$1	—	$—	$17,082	$—	$(12,260)	$4,823
Common stock issued, net of offering costs	3,132	—	—	—	22,519	—	—	22,519
Stock options exercised	162	—	—	—	143	—	—	143
Net income	—	—	—	—	—	—	7,720	7,720

Balance December 31, 2005	16,634	1	—	—	39,744	—	(4,540)	35,205
Common stock issued for acquisitions	406	—	—	—	4,383	—	—	4,383
Stock options and warrants exercised	654	—	—	—	916	—	—	916
Tax benefit of stock options exercised	—	—	—	—	1,618	—	—	1,618
Foreign currency translation adjustment	—	—	—	—	—	37	—	37
Net income	—	—	—	—	—	—	11,350	11,350

Balance Dectember 31, 2006	17,694	1	—	—	46,661	37	6,810	53,509
Common stock issued for acquisition	143	—	—	—	1,855	—	—	1,855
Treasury stock purchased	(70)	—	70	(190)	—	—	—	(190)
Stock options and warrants exercised	627	—	—	—	1,502	—	—	1,502
Restricted stock granted net of cancelled	337	—	—	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	2,473	—	—	2,473
Stock compensation expense	—	—	—	—	1,650	—	—	1,650
Adoption of FIN 48	—	—	—	—	—	—	(73)	(73)
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	16,727	16,727

Balance December 31, 2007	18,731	$1	70	$(190)	$54,141	$45	$23,464	$77,461

See notes to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$16,727	$11,350	$7,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,537	2,750	1,768
Equity income from affiliate, net of dividend received	(509)	—	—
(Gain) loss on sale of assets	(204)	(68)	1
Stock compensation expense	1,650	—	—
Deferred tax expense (benefit)	(1,101)	542	(1,230)
Change in assets and liabilities:
Restricted cash	(9)	—	37
Accounts receivable	(44)	(7,427)	(4,140)
Inventories	671	(4,913)	(2,946)
Other current assets	(49)	(331)	(186)
Accounts payable	(2,378)	4,774	(231)
Income taxes payable and accrued liabilities	3,795	5,759	1,334

Net cash provided by operating activities	25,086	12,436	2,127

Cash flows from investing activities:
Proceeds from sale of assets	1,274	309	8
Acquisition earn-out payment	—	—	(154)
Acquisitions, net of cash acquired	(53,028)	(12,763)	(7,499)
Purchase of patents	(2,521)	—	—
Other assets	(585)	(45)	(248)
Capital expenditures	(15,672)	(9,201)	(2,397)

Net cash used in investing activities	(70,532)	(21,700)	(10,290)

Cash flows from financing activities:
Issuance of stock from exercises of warrants and options	1,502	915	143
Issuance of common stock	—	—	20,069
Purchase of treasury stock	(190)	—	—
Proceeds from indebtedness	119,057	23,231	17,557
Repayments of indebtedness	(74,157)	(21,749)	(21,777)
Payments to related parties	—	—	(737)

Net cash provided by financing activities	46,212	2,397	15,255
Effect of exchange rate changes on cash and cash equivalents	6	—	—

Net increase (decrease) in cash and cash equivalents	772	(6,867)	7,092
Cash and cash equivalents at the beginning of year	510	7,377	285

Cash and cash equivalents at the end of year	$1,282	$510	$7,377

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired	$58,233	$17,354	$17,458
Less cash acquired	(605)	(208)	(134)
Less debt issued	(1,544)	—	(7,375)
Less common stock issued	(1,855)	(4,383)	(2,450)
Less equity in earnings prior to acquisition and other	(1,201)	—	—

Acquisitions, net of cash acquired	$53,028	$12,763	$7,499

Supplemental disclosure of cash flow information:
Interest paid	$2,852	$864	$810
Income taxes paid	8,061	5,380	1,994

See notes to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation

Flotek Industries, Inc. and subsidiaries was incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, we changed our corporate domicile to the state of Delaware. We are engaged in the manufacturing and marketing of innovative specialty chemicals and downhole drilling and production equipment, and in the management of automated bulk material handling, loading and blending facilities. Flotek serves major and independent companies in the domestic and international oilfield service and mining industries. The Company’s headquarters are located in Houston, Texas, and has operations in Texas, Oklahoma, Colorado, New Mexico, Louisiana, Utah, Wyoming and The Netherlands. We market our products domestically and internationally in over 20 countries.

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

Note 2—Summary of Significant Accounting Policies

Consolidation Policy: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions, and profits. The Company does not have any investment in unconsolidated subsidiaries or non-marketable investments.

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

Allowance for Doubtful Accounts: The Company performs credit evaluations of the Company customers’ current credit worthiness, as determined by our review of their available credit information. While such credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past. The cyclical nature of our industry may affect our customers’ operating performance and cash flows, which could impact our ability to collect on these obligations. Additionally, some of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these receivables.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the changes in allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005:

	Beginning Balance	Additions		Write-offs	Ending Balance
		Charged to Costs and Expense	Charged to other accounts (a)
	(In thousands)
For the Years Ended December 31,
2005	$20	$47	$—	$—	$67
2006	67	458	82	(45)	562
2007	562	460	478	(146)	1,354

(a)	Amounts represent amounts obtained from acquisitions.

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

The following summarizes the changes in inventory reserve for the years ended December 31, 2007, 2006 and 2005:

	Beginning Balance	Additions		Deductions	Ending Balance
		Charged to Costs and Expense	Charged to other accounts (a)
	(In thousands)
For the Years Ended December 31,
2005	$491	$86	$—	$(172)	$405
2006	405	828	—	(371)	862
2007	862	1,261	553	(282)	2,394

(a)	Amounts represent amounts obtained from acquisitions.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed its annual impairment review during the fourth quarter of 2007. No impairment was deemed necessary. Increases in estimated future costs or decreases in projected revenue could lead to an impairment of all or a portion of the Company’s goodwill in future periods.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation: The functional currency of foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average exchange rate for the reporting period. The resulting translation adjustment is included in shareholders’ equity as a component of accumulated other comprehensive income.

Research and Development Costs: Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes: Our income tax expense is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We provide for income taxes based on the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Our income tax expense is expected to fluctuate from year to year as our operations are conducted in different taxing jurisdictions and the amount of pre-tax income fluctuates.

The determination and evaluation of our annual income tax provision involves the interpretation of tax laws in various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations and our level of operations or profitability in each jurisdiction may impact our tax liability in any given year. While our annual tax provision is based on the information available to us at the time, a number of years may elapse before the ultimate tax liabilities in certain tax jurisdictions are determined.

Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in tax rates and changes in prior year tax estimates as returns are filed. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. We provide for uncertain tax positions pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. For United States federal tax purposes, our tax returns for the tax years 2004 through 2006 remain open for examination by the tax authorities. Generally, for state tax purposes, our 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

It is our intention to permanently reinvest all of the undistributed earnings of our non-U.S. subsidiaries in such subsidiaries. Accordingly, we have not provided for U.S. deferred taxes on the undistributed earnings of our

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-U.S. subsidiaries. If a distribution is made to us from the undistributed earnings of these subsidiaries, we could be required to record additional taxes. Because we cannot predict when, if at all, we will make a distribution of these undistributed earnings, we are unable to make a determination of the amount of unrecognized deferred tax liability.

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

Stock-Based Compensation: We adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based on their grant-date fair values. We did not have any unvested stock options outstanding as of January 1, 2006.

Prior to January 1, 2006, we accounted for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option.

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

Reclassifications: Certain amounts for 2006 and 2005 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“FAS 141R”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations. FAS 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of FAS 141R to have a material impact on its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS 159 will have on our results of operations and financial position.

In September 2006, the FASB issued its Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS 157 will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“FAS 160”). FAS 160 requires (i) that non-controlling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We believe the adoption of SFAS 160 will not have a material impact on our financial position or results of operations.

Note 3—Acquisitions

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company made three acquisitions in 2006. On January 2, 2006, the Company purchased the assets of Can-Ok Oil Field Services, Inc. and Stabilizer Technology, Inc. (collectively “Can-Ok”), a downhole oilfield tool company located in Chickasha, Oklahoma. On April 3, 2006, the Company purchased the tangible assets and licensed the rights to exercise the exclusive worldwide rights to a patented gas separator used in coal bed methane production from Total Well Solutions, LLC (“TWS”). TWS markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin. On June 6, 2006, the Company purchased the assets of LifTech, LLC (“LifTech”) which markets and services electric submersible pumps and downhole gas/water separators primarily to coal bed methane gas producers in the Powder River Basin. The fair value of assets acquired, and liabilities assumed and the consideration paid for these 2006 acquisitions are provided below (in thousands):

	Can-Ok	TWS	LifTech
Current assets	$576	$1,565	$1,787
Plant, property and equipment	1,938	170	291
Goodwill	4,981	2,977	3,898
Intangible and other assets	206	160	173

Current liabilities	(401)	—	(967)

Fair value of net assets acquired	$7,300	$4,872	$5,182

Consideration paid:
Cash	$6,775	$4,872	$1,324
Common stock	525	—	3,858

Total consideration paid	$7,300	$4,872	$5,182

Common stock shares issued	50	—	356

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

Current assets	$4,394
Property, plant and equipment	7,028
Intangible assets	1,884
Goodwill	19,872
Current liabilities	(2,056)

Total purchase price	$31,122

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma table presents information related to the Triumph acquisition for the year ended December 31, 2006 and assumes the acquisition had been completed as of January 1, 2006 (in thousands, except for per share data):

2006
Unaudited
Revenue	$116,638
Income before income taxes	20,044
Net income	12,684
Basic earnings per common share	0.73
Diluted earnings per common share	0.68

In January 2007, the Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) for approximately $2.6 million in cash, 143,434 shares of our common stock valued at $1.9 million and a $1.5 million promissory note to the seller. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa. For the first ten months of 2007 the Company reported its partnership interest in CAVO using the equity method of accounting as the Company did not own a controlling interest. The equity in earnings and other adjustments affecting the Company’s investment in CAVO during 2007 were approximately $1.2 million.

On November 15, 2007, the Company completed its acquisition of the remaining 50% partnership interest in CAVO for approximately $12.5 million in cash and assumed $0.2 million in long-term debt. From November 1, 2007 through the end of the year CAVO was accounted for as a fully owned subsidiary. The fair value of assets acquired, and the liabilities assumed and the consideration paid for the acquisition of CAVO are provided below (in thousands):

Current assets	$5,254
Plant, property and equipment	3,438
Goodwill	13,487
Intangible and other assets	3,700
Current liabilities	(4,055)
Long-term debt	(220)
Deferred tax liabilities	(1,659)

Fair value of net assets acquired	$19,945

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma table presents information related to the CAVO acquisition for the year ended December 31, 2007 and assumes the acquisition had been completed as of January 1, 2007 (in thousands, except per share data):

2007
Unaudited
Revenue	$165,352
Income before income taxes	28,696
Net income	17,734
Basic earnings per common share	0.97
Diluted earnings per common share	0.94

On August 31, 2007, the Company acquired Sooner Energy Services, Inc. (“Sooner”) for $7.2 million in cash. Sooner develops, produces and distributes specialty chemical products and services for drilling and production of natural gas. Sooner serves natural gas producers, oilfield supply stores, drilling mud and other service companies in North America. Results of operations for Sooner are included in the Company’s consolidated condensed statement of income as of September 1, 2007. The fair value of assets acquired, and liabilities assumed and consideration paid for the acquisition of Sooner are provided below (in thousands):

Current assets	$1,532
Plant, property and equipment	1,524
Goodwill	3,991
Intangible and other assets	1,599
Current liabilities	(646)
Deferred tax liabilities	(834)

Fair value of net assets acquired	$7,166

Note 4—Inventories

The components of inventories as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)
Raw materials	$9,040	$4,415
Work-in-process	366	700
Finished goods (includes in-transit)	14,005	13,646

Gross inventories	23,411	18,761
Less: Slow-moving and obsolescence reserve	(2,394)	(862)

Inventories, net	$21,017	$17,899

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property, Plant and Equipment

As of December 31, 2007 and 2006, property, plant and equipment comprised of the following:

	December 31,
	2007	2006
	(in thousands)
Land	$921	$609
Buildings and leasehold improvements	13,767	3,665
Machinery, equipment and rental tools	30,574	13,941
Equipment in progress	277	3,856
Furniture and fixtures	603	318
Transportation equipment	3,737	2,144
Computer equipment	584	491

Gross property, plant and equipment	50,463	25,024
Less: Accumulated depreciation	(10,639)	(5,722)

Property, plant and equipment, net	$39,824	$19,302

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $5,477,000, $2,386,000 and $1,582,000, respectively.

Note 6—Goodwill

We evaluate the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2007 resulted in no impairment losses.

The following is a reconciliation of changes in goodwill by segment:

	Chemicals & Logistics	Drilling Products	Artificial Lift	Total
	(in thousands)
Balance at January 1, 2006	$7,620	$4,768	$—	$12,388
Acquisitions, net of purchase price adjustments	—	4,921	6,876	11,797

Balance at December 31, 2006	7,620	9,689	6,876	24,185
Acquisitions, net of purchase price adjustments	3,990	33,320	(1,015)	36,295

Balance at December 31, 2007	$11,610	$43,009	$5,861	$60,480

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of the Company’s goodwill for the year ended December 31, 2007 were as follows (in thousands):

As of January 1, 2006	$12,388
Goodwill acquired in 2006:
Can-Ok	4,521
TWS	2,977
LifTech	3,899
Purchase price adjustments	400

As of December 31, 2006	24,185
Goodwill acquired in 2007:
Triumph	19,872
CAVO	13,487
Sooner	3,991
Purchase price adjustments	268
Reclassification to intangible and other assets related to 2006 acquisitions	(1,323)

As of December 31, 2007	$60,480

Note 7—Intangible and Other Assets

Changes in the carrying amount of the Company’s intangible and other assets for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Cost	Accumulated Amortization	Net
As of January 1, 2006, net	$1,560	$(427)	$1,133
Intangible assets acquired in 2006:
Can-Ok	206		206
TWS	160		160
LifTech	160		160
Other	100		100
Amortization expense	—	(420)	(420)

As of December 31, 2006	2,186	(847)	1,339
Intangible assets acquired in 2007:
Triumph	1,884		1,884
Sooner	1,599		1,599
CAVO	3,700		3,700
Other (See below)	2,715		2,715
Reclassification from goodwill—2006 acquisitions (Note 6)	1,323		1,323
Other	405		405
Amortization expense	—	(1,075)	(1,075)

As of December 31, 2007	$13,812	$(1,922)	$11,890

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of intangible and other assets are as follows:

	December 31,
	2007	2006
	(in thousands)
Patents	$2,877	$356
Customer relationships	6,404	—
Covenants not to compete	1,715	1,313
Other	2,816	517

Gross intangible and other assets	13,812	2,186
Less: Accumulated amortization	(1,922)	(847)

Intangibles and other, net	$11,890	$1,339

Intangible and other assets are being amortized on a straight-line basis ranging from 2 to 15 years.

On September 30, 2007, the Company acquired for $2.5 million in cash, the patent underlying the exclusive license agreement which was part of the acquisition of TWS in April 2006. With the purchase, the Company was immediately relieved of the payment obligations under the exclusive license agreement. The purchase was funded using the Company’s revolving line of credit under the Senior Credit Facility with Wells Fargo. The patent will be amortized over 15 years.

Note 8—Long-term Debt

Long-term debt as of December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
	(in thousands)
Senior Credit Facility
Equipment term loans	$41,167	$5,482
Real estate term loans	857	933
Revolving line of credit	15,448	2,911
Promissory notes to stockholders of acquired businesses, maturing February 2008	159	740
Promissory notes to stockholders of acquired businesses, maturing December 2009	1,030	—
Other	750	708

Total	59,411	10,774
Less current portion	(7,034)	(2,589)

Long-term debt, less current portion	$52,377	$8,185

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2007, we amended the Senior Credit Facility in conjunction with the acquisition of Sooner. The amendment to the Senior Credit Facility increased the maximum amount outstanding on the revolving line of credit from the lesser of (a) $25.0 million or (b) the sum of 85% of eligible domestic trade accounts receivable and 50% of eligible inventory, as defined. The terms of the revolving loan agreement were not modified from the January 2007 amendment and still provide for borrowings that bear interest at LIBOR plus 175 basis points maturing in August 2009. The equipment term loan was amended to provide for borrowings of $36.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months. The amendment modified many of our principal covenants including our fixed charge coverage ratio and net capital expenditures. The real estate term loans remained unchanged. Our bank borrowings are collateralized by substantially all of our assets. Based on the maturity date, the current revolving line of credit is classified as long-term debt.

In November 2007, we amended the Senior Credit Facility, comprised of a revolving line of credit, an equipment term loan and real estate term loans, in conjunction with the acquisition of the remaining 50% of CAVO. The equipment term loan was amended to provide for borrowings of $42.0 million bearing interest at LIBOR plus 175 basis points payable over 84 months.

As of December 31, 2007, we had $15.4 million outstanding under the revolving line of credit of the amended Senior Credit Facility. Availability under the revolving line of credit as of December 31, 2007 is approximately $9.3 million. Bank borrowings are subject to certain covenants. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits, and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of December 31, 2007, we were in compliance with all covenants. As of December 31, 2007, the Company had approximately $0.6 million in vehicle loans and capitalized vehicle leases.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable quarterly through December 31, 2009.

The Company believes the fair value of its long-term debt approximates the recorded value as of December 31, 2007 as the majority of the long-term debt carries a floating interest rate.

Maturities of long-term debt obligations at December 31, 2007 are as follows (in thousands):

	Debt	Capital Leases	Total
Year Ending December 31,:
2008	$6,616	$419	$7,035
2009	22,162	283	22,445
2010	6,706	48	6,754
2011	23,177	—	23,177
Thereafter	—	—	—

Total	$58,661	$750	$59,411

Note 9—Comprehensive Income

FAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders’ equity (deficit) during the period. The Company has comprehensive income related to changes in foreign currency to U.S. dollar exchange rates, which is recorded as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income	$16,727	$11,350	$7,720
Foreign currency translation adjustment	8	37	—

Comprehensive income	$16,735	$11,387	$7,720

Note 10—Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options, restricted stock and warrants) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Company’s common stock for each of the periods presented.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information necessary to calculate earnings per share for the periods presented.

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net income	$16,727	$11,350	$7,720
Basic earnings per common share	0.91	0.66	0.53
Diluted earnings per common share	0.88	0.61	0.47

Weighted-average common shares outstanding	18,338	17,289	14,606
Effect of dilutive securities	620	1,299	1,904

Weighted-average common equivalent shares outstanding	18,958	18,588	16,510

Note 11—Income Taxes

The following are the components of total income tax expense broken out among the various categories of income in which the provision for income taxes is reported:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$9,718	$5,142	$2,601
State	1,525	594	254
Foreign	272	305	28

Total current	11,515	6,041	2,883

Deferred:
Federal	(1,091)	542	(1,181)
State	(10)	—	(49)

Total deferred	(1,101)	542	(1,230)

Provision for income taxes	$10,414	$6,583	$1,653

Our effective income tax rate in 2007 and 2006 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction. As of December 31, 2007, we had estimated U.S. net operating loss carryforwards of approximately $4.9 million, expiring in various amounts in 2017 through 2027.

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	3.2	2.2	1.3
Write-off of NOL deferred tax asset	—	0.9	—
Change in valuation allowance	—	(0.9)	(18.0)
Other	0.2	(0.5)	0.3

Effective income tax rate	38.4%	36.7%	17.6%

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of our deferred tax asset and liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$494	$195
Equity compensation	580	—
Net operating loss carryforwards	1,713	697
Other deferred assets	3	21

Deferred tax assets	2,790	913

Deferred tax liabilities:
Inventory reserves and adjustments	(168)	(869)
Intangibles	(3,066)	(382)
Property, plant and equipment	(2,120)	(840)
Other deferred liabilities	(38)	(31)

Deferred tax liabilities	(5,392)	(2,122)

Net deferred tax liabilities	$(2,602)	$(1,209)

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

FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48. There were no unrecognized tax positions upon adoption or at December 31, 2007. As a result, the cumulative effect related to adopting FIN 48 was a $73,000 charge to retained earnings related to additional penalties and interest. In addition, certain amounts have been reclassified in the Consolidated Condensed Balance Sheets in order to comply with the requirements of the statement.

The Company is currently being audited by the Internal Revenue Service for the year ending December 31, 2005 and is open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2003 through 2007. The 2005 Internal Revenue Service audit is ongoing and at this point we do not expect the outcome of the audit to have a material impact on our operating results.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2007, the Company has accrued $200,000 of interest and penalties related to uncertain tax positions. Beginning January 1, 2007, the Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Prior to 2007, the Company recorded interest related to uncertain tax positions in interest expense and did not include it as part of its provision for income taxes. As of December 31, 2007, the Company has accrued $217,000 of interest and penalties related to uncertain tax positions.

Note 12—Capital Stock

On July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue up to 40,000,000 shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock.

The Company issues equity awards to our officers, key employees, and non-employee directors. In 2003 shareholders approved the 2003 Long Term Incentive Plan (“2003 Plan”), under which awards may be granted to employees and non-employee directors in the form of stock options, restricted stock and certain other incentive awards. The maximum number of shares or units that may be issued under the 2003 Plan is 1,400,000. In 2005, shareholders approved the 2005 Long Term Incentive Plan (“2005 Plan”). Under the 2005 Plan the number of shares that may be used for awards other than stock options, restricted stock and certain other incentive awards was 1,900,000. In 2007, shareholders approved the 2007 Long Term Incentive Plan (“2007 Plan”). Under the 2007 Plan the number of shares that may be used for awards other than stock options, restricted stock and certain other incentive awards was 2,200,000. At December 31, 2007, options to purchase a total of 1,335,634 shares were outstanding under the 2003 and 2005 Plans. There were 0 and 223,639 shares available for grant under the 2003 Plan and 2005 Plans, respectively. No equity awards have been granted under the 2007 Plan. Under the Plans, the option exercise price is equal to the fair market value of our common stock at the date of grant. Options currently expire no later than 10 years from the grant date and generally vest within four years or less. Proceeds received from exercises of stock options are credited to common stock and additional paid-in capital.

In 2007, the Company granted options to purchase 295,488 shares of common stock to certain employees under the 2005 Plan.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Shares Underlying Options	Weighted- average Exercise Price
Outstanding as of January 1, 2005	2,096,006	$1.07
Granted	390,528	$7.06
Exercised	(161,602)	$0.89
Cancelled	(78,060)	$2.03

Outstanding as of December 31, 2005	2,246,872	$2.07
Exercised	(600,432)	$0.96

Outstanding as of December 31, 2006	1,646,440	$2.47
Granted	295,488	$17.90
Exercised	(594,724)	$2.53
Cancelled	(11,570)	$5.32

Outstanding as of December 31, 2007	1,335,634	$5.77

Options exercisable as of December 31, 2005	2,246,872	$2.07

Options exercisable as of December 31, 2006	1,646,440	$2.47

Options exercisable as of December 31, 2007	1,043,216	$2.44

The weighted average contractual life remaining on outstanding stock options was approximately six years as of December 31, 2007, eight years as of December 31, 2006 and eight years as of December 31, 2005.

During the years ended December 31, 2007, 2006 and 2005 the Company issued 32,318; 52,980; and 0 shares of common stock as a result of warrants exercised, respectively. At December 31, 2007 there were no outstanding warrants.

In 2007, the Company awarded 338,017 restricted shares of stock (“RSAs”) to certain employees under the 2005 Plan. Of the restricted stock awarded 64,417 were four year performance based and 273,600 were time-vesting. A summary of RSA activity for the year ended December 31, 2007 is as follows:

	Shares Underlying RSA’s	Weighted-average Fair Market Value
Outstanding as of December 31, 2006	—	$—
Granted	338,017	$26.21
Cancelled	(1,256)	$13.81

Outstanding as of December 31, 2007	336,761	$26.27

RSA’s exercisable as of December 31, 2007	—	$—

The weighted average contractual life remaining on outstanding RSA’s was approximately five years as of December 31, 2007.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average estimated fair value of stock options granted during 2007 was $7.21 per share. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.06% – 4.82%	—	4.17% – 4.55%
Expected volatility of common stock	39.7% – 42.0%	—	50%
Expected life of options	5 years*	—	10 years
Vesting period	1 – 4 years	—	0 – 4 years

*	During 2007 significant options were also granted with a weighted-average expected life 3.5 years.

The risk free interest rate is based on the yield of U.S. Treasury securities that correspond to the expected holding period of the options. Volatility for the options granted in 2007 represents the weighted average of volatility of a group of companies which are considered peers. The expected term was determined in accordance with the “simplified method” as described in SAB No. 107, “Disclosure About Fair Value of Financial Instruments”. The expected forfeiture rate of 5% for 2007 was determined based on the historical stock option forfeiture data.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully-transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and our options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of our options.

As of December 31, 2007, there was $8.8 million of total measured but unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under our plans. The cost is expected to be recognized over a weighted-average period of 2.6 years.

During 2007, the Company repurchased 70,174 shares of its common stock issued in conjunction with the acquisition of Spidle Sales and Services, Inc. The repurchase of these shares was optional by the parties involved in the acquisition agreement. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The Company currently does not have or intend to initiate a share repurchase program.

Note 13—Related Party Transactions

The Company purchased from Phoenix its manufacturing assets, inventory and intellectual property rights to produce oilfield shale shaker screens on January 28, 2005. The assets were purchased for $46,640 with a three-year royalty interest on all shale shaker screens produced. Phoenix is 75% owned by Chisholm Energy Partners (“CEP”). Jerry D. Dumas, Sr., our Chief Executive Officer and Chairman, and Dr. Glenn Penny, our former President, each have a 2 1/ 2% indirect ownership interest in CEP, and John Chisholm, a director of Flotek, has a 30% ownership interest in CEP. No royalties were earned during 2007.

Note 14—Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental to our business.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into operating leases for office space, vehicles and equipment. Future minimum lease payments under these leases as of December 31, 2007 are as follows (in thousands):

For the Years Ended December 31,
2008	$1,278
2009	1,117
2010	863
2011	844
2012	719
Thereafter	1,659

Total	$6,480

Total rent expense under these operating leases totaled approximately $1,534,000, $438,000 and $181,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the United States. All employees are eligible for the plan upon six months of employment. In March 2006, the Company began matching 0.25% of each employee’s contribution up to 0.75%. Expense related to the Company matching for 2007, 2006 and 2005 was approximately $89,000, $16,000 and $0, respectively.

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

Five customers accounted for 34% of consolidated revenue for the year ended December 31, 2007. The majority of these same customers were in the Chemicals and Logistics segment of our business, and they collectively accounted for 52% of the revenue in this segment. One customer accounted for 12% of the consolidated revenue for the year ended December 31, 2007. The same customer accounted for 21% of revenue of our Chemicals and Logistics segment for the year ended December 31, 2007.

Five customers accounted for 30% of consolidated revenue for the year ended December 31, 2006. The majority of these same customers were in the Chemicals and Logistics segment of our business, and they collectively accounted for 47% of the revenue in this segment. One customer accounted for 8% of the consolidated revenue for the year ended December 31, 2006. The same customer accounted for 15% of revenue of our Chemicals and Logistics segment for the year ended December 31, 2006.

Five customers accounted for 32% of consolidated revenue for the year ended December 31, 2005. These same five customers were in the Chemicals and Logistics segment of our business, and they collectively accounted for 49% of the revenue in this segment. One customer accounted for 12% of the consolidated revenue for the year ended December 31, 2005. The same customer accounted for 22% of revenue of our Chemicals and Logistics segment for the year ended December 31, 2005.

Note 15—Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 2—Summary of Significant Accounting Policies.” Inter-segment sales are eliminated in the consolidated financial statements.

Summarized financial information concerning the segments as of and for the years ending December 31, 2007, 2006 and 2005 is shown in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
2007
Net revenue to external customers	$86,271	$56,836	$14,901	$—	$158,008
Income (loss) from operations	32,389	5,632	1,381	(9,716)	29,686
Depreciation and amortization	960	4,909	557	111	6,537
Total assets	42,849	97,730	17,827	2,387	160,793
Goodwill	11,610	42,887	5,861	122	60,480
Capital expenditures	6,313	8,532	653	174	15,672
Interest expense	2	73	—	3,426	3,501

2006
Net revenue to external customers	$50,545	$36,753	$13,344	$—	$100,642
Income (loss) from operations	16,845	6,325	1,514	(5,831)	18,853
Depreciation and amortization	395	2,044	154	157	2,750
Total assets	25,459	39,748	16,860	823	82,890
Goodwill	7,620	9,689	6,876	—	24,185
Capital expenditures	3,222	5,293	635	51	9,201
Interest expense	3	33	6	963	1,005

2005
Net revenue to external customers	$29,638	$21,875	$1,356	$—	$52,869
Income (loss) from operations	8,188	4,663	180	(2,917)	10,114
Depreciation and amortization	403	1,175	21	169	1,768
Total assets	16,417	26,787	1,233	7,721	52,158
Goodwill	7,620	4,768	—	—	12,388
Capital expenditures	723	1,640	—	34	2,397
Interest expense	33	6	1	787	827

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Summarized Quarterly Financial Data (Unaudited)

	Quarter ending
	March 31,	June 30,	September 30,	December 31,	Total
	(in thousands, except per share data)
2007
Revenue	$35,079	$37,802	$41,728	$43,399	$158,008
Gross profit(a)	15,047	16,826	17,993	17,845	67,711
Net income	3,703	4,856	5,049	3,119	16,727
Earnings per common share
Basic	0.21	0.27	0.27	0.17	0.91
Diluted	0.20	0.25	0.26	0.16	0.88

2006
Revenue	$16,061	$22,113	$29,196	$33,272	$100,642
Gross profit(a)	6,782	8,586	11,943	13,867	41,178
Net income	1,756	2,235	3,509	3,850	11,350
Earnings per common share
Basic	0.10	0.13	0.20	0.22	0.66
Diluted	0.09	0.12	0.19	0.20	0.61

(a)	Represents revenue less cost of revenue.

Note 17—Subsequent Events (Unaudited)

Amendment to Senior Credit Facility

On February 4, 2008, the Company entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of August 31, 2007, between the Company and Wells Fargo Bank, National Association. The Senior Credit Facility consists of a revolving line of credit, an equipment term loan and two real estate term loans. The Amendment permited the Company to consummate the acquisition of Teledrift, Inc. (“Teledrift”), to issue up to $150 million in convertible senior notes due 2028 to fund the purchase price of Teledrift, and to incur additional capital expenditures, and includes new financial covenants and other amendments as described below.

The Amendment added a Minimum Net Worth (as defined in the Senior Credit Facility) covenant to prohibit the Company’s Net Worth as of the end of each fiscal quarter, commencing with the quarter ending March 31, 2008, to be less than an amount equal to:

•	80% of the Company’s net worth as of the end of the fiscal quarter ending December 31, 2007; plus

•	an amount equal to 75% of the Company’s consolidated net income for each fiscal quarter ending after December 31, 2007 in which such consolidated net income is greater than $0; plus

•	an amount equal to 100% of equity issuance proceeds received by the Company or any of its subsidiaries after December 31, 2007.

“Net Worth” means the Company’s consolidated shareholder’s equity determined in accordance with GAAP.

The Amendment also (i) includes an additional financial covenant to prohibit the Company’s senior leverage ratio as of each fiscal quarter end to be more than 2.00 to 1.00; (ii) prohibits the Company’s fixed

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge coverage ratio for each fiscal quarter end to be less than 1.25 to 1.0; (iii) extends the maturity date on the Company’s working capital loan to February 4, 2011; (iv) requires the Company to reduce the principal amount of its term loan to $40.0 million, (v) limits aggregate capital expenditures by the Company and its subsidiaries to $20,000,000 in any fiscal year and (vi) requires the Company to make mandatory prepayments of the term loan portion of our Senior Credit Facility in specified circumstances, including if the appraised value of our fixed assets falls below specified levels.

In addition, the Amendment increases interest rates under the Senior Credit Facility by adjusting the margin applicable to base rate advances and Eurodollar advances to those set forth below:

•	Each Base Rate Advance shall bear interest on the unpaid principal amount thereof at a rate per annum equal to the lesser of (i) the Alternative Base Rate plus 2.75% and (ii) the Higher Lawful Rate.

•

Each Eurodollar Advance shall bear interest on the unpaid principal amount thereof at a rate per annum equal to the lessor of (i) the Adjusted LIBOR Rate for the Interest Period in effect for such Advance plus 3.75% and (ii) the Highest Lawful Rate.

The Amendment provides that the Company will not permit the Leverage Ratio (as defined in the Senior Credit Facility) as of each fiscal quarter end to be more than (i) 3.5 to 1.0 for each fiscal quarter ending prior to September 30, 2008, (ii) 3.0 to 1.0 for each fiscal quarter ending on or after September 30, 2008 but prior to March 31, 2009, (iii) 2.75 to 1.0 for each fiscal quarter ending on or after March 31, 2009 but prior to September 30, 2009 and (iv) 2.50 to 1.0 for each fiscal quarter ending on or after September 30, 2009.

The Amendment also increased the quarterly principal payment required to be made by the Company from $500,000 to $2,000,000 and eliminated the occurrence of a material adverse change triggering an event of default.

Convertible Senior Notes Underwriting Agreement

On February 11, 2008, the Company entered into an underwriting agreement (the “Notes Underwriting Agreement”) with the subsidiary guarantors named therein (the “Guarantors”) and Bear, Stearns & Co. Inc. (the “Underwriter”). The Notes Underwriting Agreement related to the issuance and sale (the “Notes Offering”) of $100.0 million aggregate principle amount of the Company’s 5.25% Convertible Senior Notes due 2028 (the “Notes”). The Notes are guaranteed on a senior, unsecured basis by the Guarantors. Pursuant to the Notes Underwriting Agreement, the Company granted the Underwriter a 13-day over-allotment option to purchase up to an additional $15.0 million aggregate principal amount of Notes, which was exercised in full on February 12, 2008 for additional $15.0 million aggregate principal amount of the Notes.

The Notes Underwriting Agreement contains customary representations, warranties and agreements by the Company and the Guarantors, and customary conditions to closing, indemnification obligations of both the Company and the Guarantors, on the one hand, and the Underwriter, on the other hand, including for liabilities under the Securities Act of 1933, obligations of the parties and termination provisions.

The net proceeds from the Notes Offering were approximately $111.1 million since the Underwriter’s over-allotment option was exercised in full, after deducting the underwriting discounts and commissions and estimated cash offering costs payable by the Company. The Company used the net proceeds from the Notes Offering to finance the acquisition of Teledrift and for general corporate purposes.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Lending Agreement

On February 11, 2008, and in connection with the transactions contemplated by the Common Stock Underwriting Agreement and the Notes Underwriting Agreement, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear Stearns International Limited (“BSIL”) and the Underwriter, as agent for BSIL. Under this agreement, the Company agreed to loan to BSIL 3,800,000 shares of Common Stock during a period beginning the date the Company entered into the Share Lending Agreement and ending on February 15, 2028, or earlier, if the Company notifies BSIL in writing of its intent to terminate the Share Lending Agreement in accordance with the agreement’s terms or in certain other circumstances including a breach by BSIL of any of its representations and warrantees covenants or agreements under the share lending agreement, or the bankruptcy of BSIL. BSIL borrowed all 3,800,000 shares on the closing of the Stock Offering. The Company did not receive any proceeds from the sale of the borrowed shares of Common Stock pursuant to the Share Lending Agreement, but the Company did receive a loan fee of $0.0001 per share for each share of Common Stock that the Company loaned to BSIL. Under the Share Lending Agreement, BSIL is permitted to use the shares borrowed from the Company and offered in the Stock Offering only for the purpose of directly or indirectly facilitating the sale of the Notes and the hedging of the Notes by holders.

Upon the conversion of the Notes, a number of shares of Common Stock proportional to the conversion rate for such Notes must be returned to the Company. Any borrowed shares returned to the Company cannot be reborrowed.

The shares that the Company loaned to BSIL will be issued and outstanding for corporate law purposes, and accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s shareholders and the right to receive any dividends or other distributions that the Company may pay or makes on its outstanding shares of Common Stock. However, under the Share Lending Agreement, BSIL has agreed:

•	To pay, within one business day after the relevant payment date, to the Company an amount equal to any cash dividends that the Company pays on the borrowed shares; and

•	To pay or deliver to the Company, upon termination of the loan of borrowed shares, any other distribution, in liquidation or otherwise, that the Company makes on the borrowed shares.

To the extent the borrowed shares the Company lent under the Share Lending Agreement and offered in the Stock Offering have not been sold or returned to the Company, BSIL has agreed that it will not vote any such borrowed shares of which it is the record owner. BSIL has also agreed under the Share Lending Agreement that it will not transfer or dispose of any borrowed shares, other than to its affiliates, unless such transfer or disposition is pursuant to a registration statement that is effective under the Securities Act. However, investors that purchase the shares from BSIL (and any subsequent transferees of such purchasers) will be entitled to the same voting rights with respect to those shares as any other holder of Common Stock.

In view of the contractual undertakings of BSIL in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under generally accepted accounting principles in the United States currently in effect, the borrowed shares will not be considered outstanding for the purpose of computing and reporting the Company’s earnings per share.

We did not receive any proceeds from the sale by BSIL of the borrowed shares. If BSIL were to become bankrupt, we would be an unsecured creditor and could receive significantly less than the value of the shares we have loaned to BSIL under the share lending agreement. In such event, we would also likely have to consider the shares that we have loaned to BSIL to be outstanding for the purpose of computing our earnings per share.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Underwriting Agreement

Concurrently with the Notes Offering, on February 11, 2008, the Company entered into an underwriting agreement (the “Stock Underwriting Agreement”) with BSIL and the Underwriter, as agent for BSIL. The Stock Underwriting Agreement related to the issuance and delivery to BSIL (the “Stock Offering”) of 3,800,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock” and, together with the Notes, the “Securities”). The Stock Underwriting Agreement contemplates that the Underwriter will sell the shares of Common Stock loaned to BSIL in accordance with the Share Lending Agreement (as defined below). Under the Stock Underwriting Agreement, the Underwriter will initially offer 3,138,200 loaned shares of Common Stock to the public at $17.50 per share in a fixed price offering and, following such offering, will offer additional loaned shares in variable price offerings from time to time on the terms and in the amounts the Underwriter deems advisable. Accordingly, the Company will not receive any proceeds from the sale of the Common Stock, but will receive a nominal lending fee of $0.0001 per share from BSIL for use of the shares. BSIL or its affiliate will receive all the proceeds from the sale of the shares.

The Stock Underwriting Agreement contains customary representations, warranties and agreements by the Company, and customary conditions to closing, indemnification obligations of the Company, on the one hand, and the Underwriter, on the other hand, including for liabilities under the Securities Act of 1933, obligations of the parties and termination provisions.

The Securities were and will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-148384), which was originally declared effective December 28, 2007 and subsequently amended by Post-Effective Amendment No. 1 filed on February 5, 2008, and related prospectuses filed with the Securities and Exchange Commission.

Acquisition of Teledrift

On February 15, 2008, Teledrift Acquisition, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Teledrift for approximately $95.2 million, subject to purchase price adjustments. The Company used the net proceeds from the Convertible Senior Notes to fund this acquisition.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

With participation of our CEO and CFO we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, as required by Rule 13a-15 of the Act. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting

In our Form 10-K for the year ended December 31, 2006, we disclosed certain material weaknesses in internal control over financial reporting. The material weaknesses in our internal control related to inadequate staffing within our accounting department and not having adequate monitoring controls in place during the year. Management implemented remediation activities, outlined below, specifically to address these material weaknesses, which were completed during 2007. As a result of its assessment of the effectiveness of internal control over financial reporting, management determined that as of December 31, 2007, the aforementioned material weaknesses no longer existed.

Below is a description of the remediation activities that were completed during 2007 to remediate the material weaknesses reported as of December 31, 2006:

•

Hired additional qualified staff in key positions, including Vice President of Business Development, Director of Internal Controls, Director of Human Resources, Corporate Controller and Drilling Products Segment Chief Financial Officer,

•	Significantly expanded our accounting staff and shared services support staff,

•	Engaged qualified outside resources to augment our finance and accounting departments and to provide additional expertise in the design and testing of our internal controls,

•	Engaged qualified outside consultants to supplement our information technology resources,

•	Implemented rental tool management software to better monitor our drilling tool rental activities,

•

Implemented improved processes and procedures and instituted additional key controls to improve the overall control structure and documentation of the effectiveness of our controls, and conducted testing to verify their effectiveness, and

•	Conducted a comprehensive review of segregation of duties related to financial reporting, and remediated identified weaknesses, as appropriate.

Management will continue to further assess and enhance its staffing and monitoring controls in 2008. Based on the actions taken and the testing and evaluation of our controls, management concluded that the material weaknesses previously reported no longer existed as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

Changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting have been described above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. It should be noted, however, that because of inherent limitations any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO and CFO, assessed the effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by the guidance issued by the Office of the Chief Accountant of the SEC, our assessment has excluded the acquisitions of Sooner Energy Services, Inc. (“Sooner”) and CAVO Drilling Motors Ltd Co. (“CAVO”). The acquisitions of Sooner and CAVO were completed on August 31, 2007 and November 1, 2007, respectively. These acquisitions constituted 19.5% of total assets as of December 31, 2007, and 2.1% of total revenues for the year then ended.

Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by UHY LLP, the independent registered public accounting firm that also audited the Company’s financial statements. UHY’s attestation report appears in Item 8 of this Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information under the caption “Directors, Executive Officers and Corporate Governance”, which will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 11.	Executive Compensation.

Information under the caption “Executive Compensation”, which will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, which will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information under the caption “Certain Relationships and Transactions with Management”, which will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information under the caption “Principal Accounting Fees and Services”, which will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents as part of this Report:

(1) Consolidated Financial Statements and Report of Independent Public Accounting Firm: See Index on page 32.

(2) Financial Statements Schedule.

All schedules are omitted as they are inapplicable or the required information is furnished in the Company’s Consolidated Financial Statements or the Notes thereto.

(3) Exhibits (items indicated by * are filed herewith)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

3.2	Bylaws (incorporated by reference to Appendix F of the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.1	Form of certificate of Common Stock (incorporated by reference to Appendix E of the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.2

Form of Warrant to purchase common stock of the Company dated August 31, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Form SB-2 Registration Statement (file no. 333-129308) filed on October 28, 2005).

4.3

Base Indenture dated as of February 14, 2008 by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 14, 2008).

4.4

First Supplemental Indenture dated as of February 14, 2008 by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed February 14, 2008).

4.5	Form of Global Security (contained in Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Form 8-K filed February 14, 2008).

10.1

Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2007).

10.2*	Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated November 15, 2007.

10.3

Second Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated February 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 7, 2008).

10.4	2003 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 registration statement filed on October 27, 2005).

10.5	2005 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 registration statement filed on October 27, 2005).

10.6*	2007 Long Term Incentive Plan of the Company.

10.7

Asset Purchase Agreement dated April 3, 2006 among Total Energy Technologies, LLC, USA Petrovalve, Inc. and Total Well Solutions, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.8

Exclusive License Agreement dated April 3, 2006 among Flotek Industries, Inc., USA Petrovalve, Inc. and Total Well Solutions, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.9

Asset Purchase Agreement dated June 6, 2006 among LifTech, LLC, its owners and USA Petrovalve, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.10

Membership Interest Purchase Agreement dated October 5, 2006 between Turbeco, Inc. and the owner of a 50% interest in CAVO Drilling Motors, Ltd Co. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.11

Asset Purchase Agreement dated November 17, 2006 among Teal Supply Co., dba Triumph Drilling Tools, Inc., Turbeco Inc. and Michael E. Jensen (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2006).

10.12

Stock Purchase Agreement dated August 31, 2007 among the Company and SES Holdings, Inc. and the stockholders thereof (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.13*	Assignment of Membership Interest dated November 15, 2007 between Turbeco, Inc. and the owner of the remaining 50% interest in CAVO Drilling Motors, Ltd Co.

10.14

Asset Purchase Agreement dated as of February 4, 2008 by and among Teledrift Acquisition, Inc., the Company, Teledrift, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 7, 2008).

10.15	Share Lending Agreement among the Company, Bear Stearns & Co. Inc. and Bear Stearns International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 13, 2008).

21*	List of Subsidiaries.

23*	Consent of UHY LLP.

31.1*	Rule 13a-15(e) and 15(d)-15(e) Certification of Chief Executive Officer.

31.2*	Rule 13a-15(e) and 15(d)-15(e) Certification of Chief Financial Officer.

32.1*	Certification of Periodic Report by Chief Executive Officer.

32.2*	Certification of Periodic Report by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JERRY D. DUMAS, SR.
Jerry D. Dumas, Sr.
Chairman, President and Chief Executive Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY D. DUMAS, SR. Jerry D. Dumas, Sr.	Chairman, Chief Executive Officer and President	March 17, 2008

/s/ LISA G. MEIER Lisa G. Meier	Chief Financial Officer and Sr. Vice President	March 17, 2008

/s/ JAMES A. JOWETT James A. Jowett	Chief Accounting Officer	March 17, 2008

/s/ JOHN W. CHISHOLM John W. Chisholm	Director	March 17, 2008

/s/ GARY M. PITTMAN Gary M. Pittman	Director	March 17, 2008

/s/ BARRY E. STEWART Barry E. Stewart	Director	March 17, 2008

/s/ RICHARD O. WILSON Richard O. Wilson	Director	March 17, 2008

/s/ WILLIAM R. ZIEGLER William R. Ziegler	Director	March 17, 2008

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

10.2	Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated November 15, 2007.

10.6	2007 Long Term Incentive Plan of the Company.

10.13	Assignment of Membership Interest dated November 15, 2007 between Turbeco, Inc. and the owner of the remaining 50% interest in CAVO Drilling Motors, Ltd Co.

21	List of Subsidiaries.

23	Consent of UHY LLP.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer