Form 10-Q
period 2008-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2008-05-12
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-13270

FLOTEK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2930 W. Sam Houston Pkwy N., Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 22,659,364 shares of the issuer’s common stock, $.0001 par value, outstanding as of May 7, 2008.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,044	$1,282
Restricted cash	9	9
Accounts receivable, net	31,054	24,919
Inventories, net	22,771	21,017
Deferred tax asset, current	1,160	329
Other current assets	715	1,043

Total current assets	57,753	48,599

Property, plant and equipment, net	55,213	39,824
Goodwill	136,580	60,480
Intangible and other assets, net	15,946	11,890

TOTAL ASSETS	$265,492	$160,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,997	$9,424
Accrued liabilities	8,398	10,214
Income taxes payable	438	1,352
Current portion of long-term debt	8,847	7,034

Total current liabilities	25,680	28,024

Long-term debt, less current portion	152,149	52,377
Deferred tax liabilities, less current portion	3,054	2,931

Total liabilities	180,883	83,332

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 100,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 40,000,000 shares authorized; March 31, 2008 shares issued: 22,996,870; outstanding: 22,629,364; December 31, 2007 shares issued: 18,731,491; outstanding: 18,394,730	1	1
Additional paid-in capital	57,798	54,141
Accumulated other comprehensive income	120	45
Retained earnings	26,880	23,464
Treasury stock: 70,174 shares	(190)	(190)

Total stockholders’ equity	84,609	77,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$265,492	$160,793

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue
Product	$30,972	$25,955
Rental	11,290	5,803
Service	4,209	3,321

	46,471	35,079
Cost of revenue
Cost of product	18,909	15,925
Cost of rental	4,786	2,341
Cost of service	2,411	1,766

	26,106	20,032

Gross profit	20,365	15,047

Expenses:
Selling, general and administrative	10,268	6,977
Depreciation and amortization	2,540	1,323
Research and development	386	170

Total expenses	13,194	8,470

Income from operations	7,171	6,577

Other income (expense):
Interest expense	(1,646)	(811)
Investment income and other	(15)	63

Total other income (expense)	(1,661)	(748)
Income before income taxes	5,510	5,829
Provision for income taxes	(2,094)	(2,126)

Net income	$3,416	$3,703

Basic and diluted earnings per common share:
Basic earnings per common share	$0.18	$0.21
Diluted earnings per common share	$0.18	$0.20
Weighted average common shares used in computing basic earnings per common share	18,723	17,830
Incremental common shares from stock options, warrants and restricted stock	690	1,056

Weighted average common shares used in computing diluted earnings per common share	19,413	18,886

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(amounts after December 31, 2007 are unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares Issued	Par Value	Shares Issued	Par Value
Balance December 31, 2007	18,731	$1	(70)	$(190)	$54,141	$45	$23,464	$77,461
Common stock issued under share lending agreement	3,800	—	—	—	—	—	—	—
Stock options exercised	420	—	—	—	801	—	—	801
Restricted stock granted	46	—	—	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	2,138	—	—	2,138
Stock compensation expense	—	—	—	—	718	—	—	718
Foreign currency translation adjustment	—	—	—	—	—	75	—	75
Net income	—	—	—	—	—	—	3,416	3,416

Balance March 31, 2008	22,997	$1	$(70)	$(190)	$57,798	$120	$26,880	$84,609

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,416	$3,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,540	1,323
Equity income from affiliate	—	(59)
(Gain) loss on sale of assets	(19)	36
Stock compensation expense	718	13
Deferred income taxes	123	(122)
Change in assets and liabilities:
Accounts receivable	(2,389)	1,989
Inventories	734	(2,881)
Deferred tax assets	(831)	—
Other current assets	342	309
Accounts payable	(2,195)	(3,315)
Accrued liabilities	(188)	261

Net cash provided by operating activities	2,251	1,257

Cash flows from investing activities:
Acquisitions, net of cash acquired	(96,044)	(31,122)
Investment in affiliate	—	(2,625)
Proceeds from sale of assets	164	137
Other assets	(98)	(54)
Capital expenditures	(3,091)	(4,336)

Net cash used in investing activities	(99,069)	(38,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	801	428
Purchase of treasury stock	—	(190)
Proceeds from borrowings	13,854	54,591
Proceeds from convertible debt offering	115,000	—
Debt issuance cost	(4,809)	—
Repayments of indebtedness	(27,269)	(17,912)

Net cash provided by financing activities	97,577	36,917

Effect of exchange rate changes on cash and cash equivalents	3	—

Net increase (decrease) in cash and cash equivalents	762	174
Cash and cash equivalents at beginning of period	1,282	510

Cash and cash equivalents at end of period	$2,044	$684

Supplementary schedule of non-cash investing and financing activities (See Note 3):
Fair value of net assets acquired, including goodwill and other intangible assets	$96,044	$37,147
Less equity issued	—	(1,855)
Less debt issued	—	(1,545)

Acquisition, net of cash acquired	$96,044	$33,747

Supplemental disclosure of cash flow information:
Interest paid	$883	$203
Income taxes paid	$588	$300

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note1 – General

These consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated condensed financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Except as described below with the adoption of Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Flotek Industries, Inc. (“Flotek” or the “Company”) 2007 Annual Report on Form 10-K.

The Company adopted FAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which has been deferred until January 1, 2009. The standard establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of March 31, 2008, the Company does not have financial assets or liabilities which require fair value measurements under FAS 157.

Certain amounts for 2007 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current period presentation.

Note 2 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“FAS 141R”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). FAS 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of FAS 141R to have a material impact on its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by FAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted FAS 159 on January 1, 2008. As we did not elect to measure existing assets and liabilities at fair value, the adoption did not have an effect on our financial statements.

Effective for first quarter 2008, the Company adopted FAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). The FASB issued FSP FAS 157-2 which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect FSP FAS 157-2 will have on its consolidated financial statements.

Note 3 – Acquisitions

Acquisitions have been accounted for using the purchase method of accounting under FAS No. 141 “Accounting for Business Combinations”. The acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on the estimates of fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation within the one year anniversary of the acquisition.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On January 31, 2007, the Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) for approximately $2.6 million in cash, 143,434 shares of our common stock valued at $1.9 million and a $1.5 million promissory note to the seller. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa. On November 15, 2007, the Company completed its acquisition of the remaining 50% partnership interest in CAVO for approximately $12.5 million in cash and assumed $0.2 million in long-term debt. The partnership interest was reported using the equity method of accounting prior to November 15, 2007 as the Company did not own a controlling interest in CAVO. The Company’s equity in the earnings (net of dividends) related to this investment was $0.1 million for the three months ended March 31, 2007, and was reported in investment income and other in the consolidated condensed statements of income. Beginning November 1, 2007, CAVO was accounted for as a wholly-owned subsidiary.

The following unaudited pro forma table presents information related to the CAVO acquisition for the three months ended March 31, 2007 and assumes the acquisition had been completed as of January 1, 2007 (in thousands, except per share data):

Three Months Ended March 31, 2007
Revenue	$36,274
Income before income taxes	5,598
Net income	3,560
Basic earnings per common share	0.20
Diluted earnings per common share	0.19

On August 31, 2007, the Company acquired Sooner Energy Services, Inc. (“Sooner”) for $7.2 million in cash and assumed debt $0.2 million. Sooner develops, produces and distributes specialty chemical products and services for drilling and production of natural gas. Sooner serves natural gas producers, oilfield supply stores, drilling mud and other service companies in North America. Results of operations for Sooner are included in the Company’s consolidated condensed statement of income as of September 1, 2007.

On February 14, 2008, Teledrift Acquisition, Inc, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Teledrift, Inc. (“Teledrift”) for the aggregate cash purchase price of approximately $96.0 million, subject to purchase price adjustments. The asset purchase agreement provides for a potential adjustment in the aggregate purchase price. Management is in the process of evaluating a potential purchase price adjustment which would increase the aggregate purchase price. Teledrift designs and manufactures wireless survey and measurement while drilling, or MWD, tools. The Company used the net proceeds from issuance of certain convertible senior notes to fund this acquisition.

The purchase price of the Teledrift acquisition, including acquisition costs of $0.8 million, was allocated to the assets acquired and liabilities assumed based on estimated fair values. In accordance with FAS 141, the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed was allocated to goodwill. Management is completing its assessment of intangible assets acquired and the associated fair market value and useful life of those assets. The table below details the recorded investment in Teledrift:

Recorded Investment
(in thousands)
Accounts receivable	$3,671
Other current assets	14
Inventories	2,488
Property, plant and equipment	14,538
Goodwill	76,100
Accounts payable	(767)

Total purchase price	$96,044

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma table presents information related to the Teledrift acquisition for the three months ended March 31, 2008 and 2007 and assumes the acquisition had been completed as of January 1, 2008 and January 1, 2007 (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Revenue	$48,379	$39,050
Income before income taxes	6,320	6,222
Net income	3,919	3,947
Basic earnings per common share	$0.21	$0.22
Diluted earnings per common share	0.20	0.21

Note 4 – Inventories

The components of inventories as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Raw materials	$7,501	$9,040
Work-in-process	135	366
Finished goods (includes in-transit)	17,204	14,005

Gross inventories	24,840	23,411
Less: Slow-moving and obsolescence reserve	(2,069)	(2,394)

Inventories, net	$22,771	$21,017

Note 5 – Property, Plant and Equipment

As of March 31, 2008 and December 31, 2007, property, plant and equipment were comprised of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Land	$1,383	$921
Buildings and leasehold improvements	14,694	13,767
Machinery, equipment and rental tools	45,261	30,574
Equipment in progress	631	277
Furniture and fixtures	1,116	603
Transportation equipment	4,064	3,737
Computer equipment	716	584

Gross property, plant and equipment	67,865	50,463
Less: Accumulated depreciation	(12,652)	(10,639)

Property, plant and equipment, net	$55,213	$39,824

Note 6 – Goodwill

The change of $76.1 million in the carrying amount of the Company’s goodwill at March 31, 2008 is related to the February 2008 acquisition of Teledrift. Management is completing its assessment of intangible assets acquired and the associated fair market value and life of those assets which will affect the amount of goodwill recorded. The asset purchase agreement provides for a potential adjustment in the aggregate purchase price. Management is in the process of evaluating a potential purchase price adjustment which would increase the aggregate purchase price.

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes or intangible assets subsequent to the acquisition date, and therefore the goodwill amounts may change accordingly. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 – Intangible and Other Assets

Changes in the carrying amount of the Company’s intangible and other assets for the three months ended March 31, 2008 were as follows (in thousands):

As of December 31, 2007, net	$11,890
Deferred financing costs, write-offs	4,809
Reclasses	(405)
Other	99
Amortization expense	(447)

As of March 31, 2008, net (unaudited)	$15,946

The components of intangible and other assets are as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Patents	$2,891	$2,877
Customer relationships	6,404	6,404
Covenants not to compete	1,715	1,715
Deferred financing costs	4,971	162
Other	2,250	2,654

Gross intangible and other assets	18,231	13,812
Less: Accumulated amortization	(2,285)	(1,922)

Intangibles and other assets, net	$15,946	$11,890

Intangible and other assets are being amortized on a straight-line basis ranging from 2 to 15 years.

On February 14, 2008 the Company acquired substantially all of the assets of Teledrift for the aggregate cash purchase price of approximately $96.0 million, subject to purchase price adjustments. Management is completing its assessment of intangible assets acquired and the associated fair market value and life of those assets.

Note 8 – Long-Term Debt

Long-term debt for the period ended March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Convertible Senior Notes	$115,000	$—
Senior Credit Facility
Equipment term loans	40,000	41,167
Real estate term loans	839	857
Revolving line of credit	3,630	15,448
Promissory notes to stockholders of acquired businesses, maturing February 2008	—	159
Promissory note to stockholders of acquired business, maturing December 2009	901	1,030
Other	626	750

Total	160,996	59,411
Less: Current portion	(8,847)	(7,034)

Long-term debt, less current portion	$152,149	$52,377

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Convertible Senior Notes

On February 11, 2008, the Company entered into an underwriting agreement (the “Notes Underwriting Agreement”) with the subsidiary guarantors named therein (the “Guarantors”) and Bear, Stearns & Co. Inc. (the “Underwriter”). The Notes Underwriting Agreement related to the issuance and sale (the “Notes Offering”) of $100.0 million aggregate principal amount of the Company’s 5.25% Convertible Senior Notes due 2028 (the “Notes”). The Notes are guaranteed on a senior, unsecured basis by the Guarantors. Pursuant to the Notes Underwriting Agreement, the Company granted the Underwriter a 13-day over-allotment option to purchase up to an additional $15.0 million aggregate principal amount of Notes, which was exercised in full on February 12, 2008. The net proceeds received from the issuance of the Notes was $111.8 million.

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

Senior Credit Facility

On February 4, 2008, the Company entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement (as amended , modified or supplemented prior to the date thereof, the “Senior Credit Facility”), dated as of August 31, 2007, between the Company and Wells Fargo Bank, National Association. The Senior Credit Facility consisted of a revolving line of credit, an equipment term loan and two real estate term loans. The Amendment permitted the Company to consummate the acquisition of Teledrift, to issue up to $150 million in convertible senior notes due 2028 to fund the purchase price of Teledrift, and to incur additional capital expenditures, and includes new financial covenants and other amendments.

The Amendment increased the principal payment required to be made by the Company from $500,000 monthly to $2,000,000 quarterly effective June 30, 2008.

On March 31, 2008, the Company entered into a new Credit Agreement with Wells Fargo Bank, National Association (the “New Credit Agreement”). The New Credit Agreement provides for a revolving credit facility of a maximum of $25 million (the “New Revolving Credit Facility”) and a term loan facility of $40 million (the “New Term Loan Facility”) (collectively, the “New Senior Credit Facility”). The Company refinanced all but approximately $800,000 of the outstanding indebtedness under its Senior Credit Facility with borrowings under the New Credit Facility. The amount under the Senior Credit Facility that was not refinanced relates to certain existing real estate loans.

The obligations of the Company under the New Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

The New Revolving Credit Facility will mature and be payable in full on March 31, 2011. The maximum amount of credit available under the Revolving Credit Facility is equal to the lesser of $25 million or the sum of: (i) 85% of the Company’s eligible accounts receivable, plus (ii) 50% of the Company’s eligible inventory. The Company is required to repay the aggregate outstanding principal amount of the New Term Loan Facility in quarterly installments of $2,000,000 each, commencing with the quarter ending June 30, 2008. All remaining amounts owed pursuant to the New Term Loan Facility mature and will be payable in full on March 31, 2011.

The Company must make mandatory prepayments under the New Term Loan Facility annually beginning April 15, 2009, equal to 50% of the Company’s excess cash flow for the previous calendar year. The Company is further required to make certain mandatory prepayments under the New Term Loan Facility upon the receipt of proceeds from any debt or equity issuances and upon certain assets sales. In addition, if the outstanding balance under the New Term Loan Facility exceeds 75% of the appraised orderly liquidation value of the Company’s fixed assets at any time, the Company must reduce the New Term Loan Facility by such excess amount.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Interest accrues on amounts under the New Credit Facility at variable rates based on, at the Company’s election, the prime rate or LIBOR, plus an applicable margin specified in the New Credit Agreement.

The New Credit Agreement contains certain financial and other covenants, including a minimum net worth covenant, a maximum leverage ratio covenant, a minimum fixed charge coverage ratio covenant, a maximum senior leverage ratio covenant, a covenant restricting capital expenditures, a covenant limiting the incurrence of additional indebtedness, and a covenant restricting acquisitions, which are substantially the same as the covenants under the prior Senior Credit Facility.

As of March 31, 2008, we had $3.6 million outstanding under the revolving line of credit of the New Senior Credit Facility. Availability under the revolving line of credit as of March 31, 2008 is approximately $21.4 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of March 31, 2008, we were in compliance with all covenants. As of March 31, 2008, the Company had approximately $0.6 million in vehicle loans and capitalized vehicle leases.

Promissory note to stockholders of acquired business, maturing December 2009

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable quarterly through December 31, 2009.

The Company believes the fair value of its long-term debt approximates the recorded value as of March 31, 2008. Our Senior Credit Facility carries a floating interest rate and market factors have not changed significantly since we issued $115.0 million of fixed rate convertible debt in February 2008.

Note 9 – Common Stock

Restricted Stock

Restricted stock of the Company relates to unvested shares of common stock awarded to certain officers, directors and employees which have vesting periods of one to four years and in some circumstances performance requirements. Change to the number of unvested restricted shares is summarized as follows (in thousands):

Unvested restricted stock as of December 31, 2007	337
Granted	46
Vested	(14)
Cancelled	(1)

Unvested restricted stock as of March 31, 2008	368

In March 2008, the Company awarded 45,936 restricted stock awards (“RSA”) to certain employees under the 2005 Long-Term Incentive Plan (“2005 Plan”). All of the RSA’s have four-year performance-based vesting.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Share Lending Agreement

BSIL borrowed 3,800,000 shares of Common Stock for a period that will end on February 15, 2028, or earlier, if the Company notifies BSIL in writing of its intent to terminate the agreement in accordance with the agreement’s terms or in certain other circumstances. Pursuant to the Share Lending Agreement, the Company received a loan fee of $0.0001 per share for each share of Common Stock that the Company loaned to BSIL. Under the Share Lending Agreement, BSIL is permitted to use the shares borrowed from the Company and offered in the Stock Offering only for the purpose of directly or indirectly facilitating the sale of the Notes and the hedging of the Notes by holders.

Upon the conversion of the Notes, a number of shares of Common Stock proportional to the conversion rate for such Notes must be returned to the Company. Any borrowed shares returned to the Company cannot be reborrowed.

The shares that the Company loaned to BSIL will be issued and outstanding for corporate law purposes, and accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders and the right to receive any dividends or other distributions that the Company may pay or makes on its outstanding shares of Common Stock. However, under the Share Lending Agreement, BSIL has agreed:

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

Common Stock Underwriting Agreement

Stock Underwriting Agreement provided that the Underwriter would sell the shares of Common Stock loaned to BSIL in accordance with the Share Lending Agreement. Under the Stock Underwriting Agreement, the Underwriter initially offered 3,138,200 loaned shares of Common Stock to the public at $17.50 per share in a fixed price offering and, following such offering, offered the remaining loaned shares in variable price offerings from time to time on the terms and in the amounts the Underwriter deemed advisable. Accordingly, the Company did not receive any proceeds from the sale of the Common Stock, but received a nominal lending fee pursuant to the Share Lending Agreement (described below).

Note 10 – Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options and unvested restricted stock) less the number of treasury shares assumed to be purchased with the exercise proceeds using the average market price of the Common Stock for each of the periods presented.

In view of the contractual undertakings of BSIL in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under U.S. generally accepted accounting principles currently in effect, the borrowed shares will not be considered outstanding for the purpose of computing and reporting the Company’s earnings per share.

Note 11 – Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123R (“FAS 123R”) effective as of January 1, 2006. FAS 123R requires all stock-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values. The Company follows the “modified prospective” method of adoption of FAS 123R whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed.

On March 28, 2008, the Company issued 120,828 stock options and 45,936 RSA’s to certain officers, directors and employees as stock based compensation.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Approximately $718,000 and $13,000 of stock based compensation expense was recognized during the three months ended March 31, 2008 and 2007, respectively, related to stock option grants and RSA’s.

As of March 31, 2008, the Company has 1,032,757 stock options outstanding of which 661,692 were vested.

Note 12 – Income Taxes

The effective income tax rate for the three months ended March 31, 2008 and 2007 was 38.0% and 36.5%, respectively.

Our effective income tax rate in 2008 and 2007 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction. As of March 31, 2008, we had estimated U.S. net operating loss carryforwards of approximately $4.9 million, expiring in various amounts in 2018 through 2025.

Our current corporate organization structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.

Note 13 – Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental its business. The Company believes that the ultimate resolution of the routine litigation that may develop will not have a material adverse impact on the Company’s financial position, results of operation or cash flows.

Note 14 – Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”(“FAS 131”), requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Summarized unaudited financial information concerning the segments for the three months ending March 31, 2008 and 2007 is shown in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Three months ended March 31, 2008 (unaudited)
Revenue	$23,569	$19,331	$3,571	$—	$46,471
Income (loss) from operations	8,158	2,785	205	(3,977)	7,171

Three months ended March 31, 2007 (unaudited)
Revenue	$16,875	$14,644	$3,560	$—	$35,079
Income (loss) from operations	6,270	1,824	290	(1,807)	6,577

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Revenue generated from international sales for the three months ended March 31, 2008 and 2007 was $3.8 million and $1.9 million, respectively.

Identifiable assets by reportable segment were as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Chemicals and Logistics	$41,904	$42,849
Drilling Products	198,991	97,730
Artificial Lift	17,315	17,827
Corporate and Other	7,282	2,387

Total assets	$265,492	$160,793

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Flotek Industries, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We are a technology-driven growth company serving the oil, gas, and mining industries. We operate in select domestic and international markets including the Gulf Coast, the Southwest and the Rocky Mountains, Canada, Mexico, Central America, South America, Europe and Asia. We provide products and services to address the drilling and production-related needs of oil and gas companies. The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services provide superior quality and service, and maintain a competitive cost structure. Activity levels are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production.

We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and geographic presence in key markets. Acquisitions completed in 2007 and 2008 include:

•	Triumph Drilling Tools, Inc. (“Triumph”), a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas, on January 4, 2007;

•

50% partnership interest in CAVO Drilling Motors, Ltd. Co., (“CAVO”) which specializes in the rental, service and sale of high performance mud motors, on January 31, 2007, followed by the remaining 50% partnership interest in CAVO on November 15, 2007;

•	Sooner Energy Services, Inc. (“Sooner”), which develops, produces and distributes specialty chemical products and services for drilling and production of natural gas, on August 31, 2007; and

•	Teledrift Inc. (“Teledrift”), which designs and manufactures wireless survey and measurement while drilling, or MWD, tools, on February 14, 2008.

We continue to actively seek acquisition candidates in our core businesses.

Results of Operations

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenue
Products	$30,972	$25,955
Rentals	11,290	5,803
Services	4,209	3,321

	46,471	35,079
Cost of revenue
Cost of products	18,909	15,925
Cost of rentals	4,786	2,341
Cost of services	2,411	1,766

	26,106	20,032
Gross profit	20,365	15,047
Gross profit (% of revenue)	43.8%	42.9%
Expenses:
Selling, general and administrative	10,268	6,977
Depreciation and amortization	2,540	1,323
Research and development	386	170

Total expenses	13,194	8,470

Income from operations	7,171	6,577
Income from operations (% of revenue)	15.4%	18.7%
Other income (expense):
Interest expense	(1,646)	(811)
Investment income and other	(15)	63

Total other income (expense)	(1,661)	(748)
Income before income taxes	5,510	5,829
Provision for income taxes	(2,094)	(2,126)

Net income	$3,416	$3,703

Consolidated – Comparison of Three Months Ended March 31, 2008 and 2007

Revenue for the three months ended March 31, 2008 was $46.5 million, an increase of 32.5%, compared to $35.1 million for the same period in 2007. Revenue increased in our Chemical and Logistics segment and Drilling Products segment due to increased acceptance of our products including our proprietary line of specialty chemicals, the acquisition of Sooner in August 2007, the second 50% of CAVO in November 2007 and the acquisition of Teledrift in February 2008.

Gross profit for the three months ended March 31, 2008 was $20.4 million, an increase of 35.3%, compared to $15.0 million for the same period in 2007. Gross profit as a percentage of revenue for the three months ended March 31, 2008 was 43.8%, compared to 42.9% for the same period in 2007. The increase in gross profit is due to the acquisition of Teledrift and an increase in chemical sales a percentage of total sales. Chemicals and Logistics made up approximately 50.7% of total consolidated revenues for the three months ended March 31, 2008 versus 48.1% for the same period in 2007. In addition, sales of our proprietary environmentally benign ‘green’ chemicals, which sell at higher margins made up 66.5% of the total Chemicals and Logistics revenues for the quarter ended March 31, 2008, versus 63.7% for the same period in 2007.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $10.3 million for the three months ended March 31, 2008, an increase of 47.2%

compared to $7.0 million during the same period in 2007. The increase was primarily due to increased indirect personnel costs in our Chemicals and Logistics, Drilling Products and Corporate segments. In addition, $0.7 million of stock-based compensation expense was recorded during the quarter ended March 31, 2008 versus $13,000 expense during the same period in 2007, associated with restricted stock and options granted to our employees, officers and directors in accordance with FAS 123R. The majority of the expense relates to stock compensation expense associated with restricted stock and option awards made to the CEO and CFO as part of one year and five year retention programs.

Depreciation and amortization was $2.5 million for the three months ended March 31, 2008, an increase of 92.0% compared to $1.3 million during the same period in 2007. The increase is due to higher depreciation associated with acquired assets and increased capital expenditures. In addition, amortization expense increased due to the recognition of intangible assets acquired in 2007. We are in the process of identifying the intangible assets acquired in conjunction with Teledrift and the associated fair value and useful lives of these intangible assets.

Research and development (“R&D”) costs were increased to $0.4 million for the three months ended March 31, 2008 compared to $0.2 million for the same period in 2007. With the addition of our new Chemical and Logistics R&D facility near Houston in 2007, we have rapidly expanded our R&D activity during the quarter. R&D expenditures are charged to expense as incurred.

Interest expense was $1.6 million for the three months ended March 31, 2008 versus $0.8 million in 2007. The increase was a result of higher debt levels incurred to finance the acquisitions made in the last half of 2007 and Teledrift in the first quarter of 2008. To finance the Teledrift acquisition, we issued $115.0 million senior convertible notes bearing an interest rate of 5.25% and due in 2028.

A provision for income taxes of $2.1 million was recorded for the three months ended March 31, 2008. An effective tax rate of 38.0% was applied for the three months ended March 31, 2008 versus 36.5% for the same period in 2007. The increase in our effective tax rate is primarily due to an increase in the percentage of earnings in state jurisdictions with higher state income tax rates. Partially offsetting these factors is the increased tax benefit associated with U.S. manufacturing operations under the American Jobs Creation Act of 2004.

Results by Segment

Revenue and operating income amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 14 – Segment Information of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately.

Chemicals and Logistics

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenue	$23,569	$16,875
Gross profit	$11,016	$8,094
Gross profit %	46.7%	48.0%
Income from operations	$8,158	$6,270
Income from operations %	34.6%	37.2%

Chemicals and Logistics – Comparison of Three Months Ended March 31, 2008 and 2007

Chemicals and Logistics revenue increased $6.7 million, or 39.7%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase in revenue is a result of an increase in sales volume of our proprietary specialty chemicals. Sales of our proprietary, biodegradable, environmentally benign ‘green’ chemicals grew 45.6% to $15.7 million in the first quarter of 2008 from $10.8 million in the first quarter of 2007. On August 31, 2007 the Company acquired Sooner for $7.2 million in cash and assumed debt of $0.2 million. Sooner develops, produces and distributes specialty chemical products and services for drilling and production of natural gas.

Gross profit increased $2.9 million, or 36.1%, for the three months ended March 31, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue decreased to 46.7% for the three months ended March 31, 2008 compared to 48.0% for the three months ended March 31, 2007. The decrease in gross profit is due to the addition of Sooner which currently generates lower gross profit margins than our existing chemical sales and an increase in our logistics revenues as a percentage of total revenues. Green chemical sales made up approximately 66.5% of overall revenue for the segment for the three months ended March 31, 2008 compared to 63.7% for the same period in 2007.

Income from operations increased $1.9 million, or 30.1%, for the three months ended March 31, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue decreased to 34.6% for the three months ended March 31, 2008 compared to 37.2% for the three months ended March 31, 2007 due to higher direct costs and indirect costs associated with the Sooner operations and our logistics business and the rapid expansion of R&D activity in the quarter.

Drilling Products

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenue	$19,331	$14,644
Gross profit	$8,463	$6,138
Gross profit %	43.8%	41.9%
Income from operations	$2,785	$1,824
Income from operations %	14.4%	12.5%

Drilling Products – Comparison of Three Months Ended March 31, 2008 and 2007

During the first quarter of 2008 we increased our drilling products sales through acquisition, expanding geographically and growing our line of products and services. In February 2008 we acquired substantially all the assets of Teledrift, which specializes in designing and manufacturing wireless survey and measurement while drilling, or MWD, tools. In November 2007 we acquired the remaining 50% interest in CAVO, which specializes in the production, rental, service and sale of high performance mud motors. These acquisitions expanded machining, repair, tool rental and inspection service capability within our Drilling Products group.

Drilling Products revenue increased $4.7 million, or 32.0%, for the three months ended March 31, 2008 compared to the same period in 2007. Growth in rentals and services associated with the expansion of our mud motor fleet and the acquisition of Teledrift contributed significantly to the increase. Revenue growth was inhibited by a four month delay in receiving spare parts which curtailed the rental of 40% of our mud motor fleet in the first quarter of 2008.

Gross profit increased $2.3 million, or 37.9%, for the three months ended March 31, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 43.8% in the first quarter of 2008 from 41.9% in the first quarter of 2007. The increase in gross profit margin resulted from the acquisition of Teledrift which generates higher gross profit margins than our existing business.

Income from operations increased $1.0 million, or 52.7%, for the three months ended March 31, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue increased to 14.4% in the first quarter of 2008 from 12.5% in the first quarter of 2007. This increase too, can be attributed to the contributions from the Teledrift acquisition and expansion of our rental tool operations.

Artificial Lift

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenue	$3,571	$3,560
Gross profit	$886	$815
Gross profit %	24.8%	22.9%
Income from operations	$205	$290
Income from operations %	5.7%	8.1%

Artificial Lift – Comparison of Three Months Ended March 31, 2008 and 2007

Artificial lift revenue remained constant at $3.6 million for the three months ended March 31, 2008, compared the same period 2007.

Gross profit increased $0.1 million, or 8.7%, for the three months ended March 31, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 24.8% in the three months ended March 31, 2008 compared to 22.9% for the same period in 2007. On September 30, 2007, the Company acquired for $2.5 million in cash, the patent underlying the exclusive license agreement which was part of the acquisition of Total Well Solutions, Inc. in April 2006. With the purchase, the Company was relieved of $400,000 of annual minimum royalty payment obligations under the exclusive license agreement, offset by approximately $40,000 of incremental amortization expense.

Income from operations decreased to $0.2 million, or 29.3%, for the three months ended March 31, 2008 compared to the same period in 2007 due to international delivery delays. Income from operations as a percentage of revenue decreased to 5.7% for the three months ended March 31, 2008 compared to 8.1% for the same period in 2007.

Capital Resources and Liquidity

Our on-going capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. We had cash and cash equivalents of $2.0 million at March 31, 2008 compared to $1.3 million at December 31, 2007.

Operating Activities

In the quarter ended March 31, 2008, we generated $2.3 million in cash from operating activities. Net income for the quarter ended March 31, 2008 was $3.4 million. Non-cash additions to net income during the first quarter of 2008 consisted of $2.5 million of depreciation and amortization and $0.7 million related to the expensing of stock options and restricted stock awards as required under FAS No. 123R.

During the first quarter of 2008, increased working capital requirements decreased operating cash flow by $4.5 million. An increase in chemical inventory levels and an increase in accounts receivable due to higher sales levels, coupled with a decrease in accounts payable and accrued liabilities in our Chemical and Artificial Lift segments contributed to the increased working capital requirements.

Investing Activities

During the quarter ended March 31, 2008, we used $99.1 million in investing activities due to the acquisition of Teledrift and capital expenditures. Capital expenditures for the three months ended March 31, 2008 totaled approximately $3.1 million. The most significant expenditures related to the expansion of our newly acquired Teledrift MWD tools, CAVO mud motor fleet and the addition of rental tools to expand our rental tool base.

Financing Activities

On February 4, 2008, the Company entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of August 31, 2007 (as amended, modified or supplemented prior to the date thereof, the “Senior Credit Facility”), between the Company and Wells Fargo Bank, National Association. The Senior Credit Facility consisted of a revolving line of credit, an equipment term loan and two real estate term loans. The Amendment permited the Company to consummate the acquisition of Teledrift, to issue up to $150 million in convertible senior notes due 2028 to fund the purchase price of Teledrift, and to incur additional capital expenditures, and included new financial covenants and other amendments as described below.

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

The Amendment also (i) included an additional financial covenant to prohibit the Company’s senior leverage ratio as of each fiscal quarter end to be more than 2.00 to 1.00; (ii) prohibited the Company’s fixed charge coverage ratio as of each fiscal quarter end to be less than 1.25 to 1.0; (iii) extended the maturity date on the Company’s working capital loan to February 4, 2011; (iv) required the Company to reduce the principal amount of its term loan to $40.0 million; (v) limited aggregate capital expenditures by the Company and its subsidiaries to $20,000,000 in any fiscal year and (vi) required the Company to make mandatory prepayments of the term loan portion of the Senior Credit Facility in specified circumstances, including if the appraised value of our fixed assets falls below specified levels.

In addition, the Amendment increased interest rates under the Senior Credit Facility by adjusting the margin applicable to base rate advances and Eurodollar advances to those set forth below:

•	Each Base Rate Advance would bear interest on the unpaid principal amount thereof at a rate per annum equal to the lesser of (i) the Alternate Base Rate plus 2.75% and (ii) the Higher Lawful Rate.

•

Each Eurodollar Advance would bear interest on the unpaid principal amount thereof at a rate per annum equal to the lesser of (i) the Adjusted LIBOR Rate for the Interest Period in effect for such Advance plus 3.75% and (ii) the Highest Lawful Rate.

The Amendment provided that the Company would not permit the Leverage Ratio (as defined in the Senior Credit Facility) as of each fiscal quarter end to be more than (i) 3.5 to 1.0 for each fiscal quarter ending prior to September 30, 2008, (ii) 3.0 to 1.0 for each fiscal quarter ending on or after September 30, 2008 but prior to March 31, 2009, (iii) 2.75 to 1.0 for each fiscal quarter ending on or after March 31, 2009 but prior to September 30, 2009 and (iv) 2.50 to 1.0 for each fiscal quarter ending on or after September 30, 2009.

The Amendment increased the quarterly principal payment required to be made by the Company from $500,000 to $2,000,000.

On March 31, 2008, the Company entered into a new Credit Agreement with Wells Fargo Bank, National Association (the “New Credit Agreement”). The New Credit Agreement provides for a revolving credit facility of a maximum of $25 million (the “New Revolving Credit Facility”) and a term loan facility of $40 million (the “New Term Loan Facility”) (collectively, the “New Senior Credit Facility”). The Company refinanced all but approximately $600,000 of the outstanding indebtedness under its Senior Credit Facility with borrowings under the New Credit Facility. The amount under the Senior Credit Facility that was not refinanced relates to certain existing real estate loans.

The obligations of the Company under the New Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

The New Revolving Credit Facility will mature and be payable in full on March 31, 2011. The maximum amount of credit available under the Revolving Credit Facility is equal to the lesser of $25 million or the sum of: (i) 85% of the Company’s eligible accounts receivable, plus (ii) 50% of the Company’s eligible inventory. The Company is required to repay the aggregate outstanding principal amount of the New Term Loan Facility in quarterly installments of $2,000,000 each, commencing with the quarter ending June 30, 2008. All remaining amounts owed pursuant to the New Term Loan Facility mature and will be payable in full on March 31, 2011.

The New Credit Agreement requires that on April 15 of each year commencing with April 15, 2009, the Company must make a mandatory prepayment of principal on the New Term Loan Facility, equal to 50% of the Company’s excess cash flow for the previous calendar year. The Company is further required to make certain mandatory prepayments of the New Term Loan Facility upon the receipt of proceeds from any debt or equity issuances and also upon certain assets sales. In addition, if the outstanding balance under the New Term Loan Facility exceeds 75% of the appraised orderly liquidation value of the Company’s fixed assets at any time, the Company must reduce the New Term Loan Facility by such excess amount.

The Company may elect to treat an advance under the New Credit Agreement as either a “Base Rate Advance” or a “Eurodollar Advance.” For both Base Rate Advances and Eurodollar Advances, interest accrues based on a specified index rate, plus an “Applicable Margin,” which will vary from quarter to quarter. The index rate for the Base Rate Advances is the Adjusted Base Rate, which is defined as the greater of the bank’s prime rate of interest or a rate computed as described in the New Credit Agreement based on the interest applicable to certain federal securities, plus 0.5%. Through the date of the delivery by the Company to Wells Fargo Bank of its unaudited financial statements and certificate of compliance for the quarter ending June 30, 2008, the Applicable Margin for Base Rate Advances, which is added to the Adjusted Base Rate to determine the applicable interest rate, will be 2.75%, with the Applicable Margin thereafter adjusting as provided in the New Credit Agreement. The index rate for the Eurodollar Advances is the Eurodollar Rate, which is a LIBOR based rate determined as provided in the New Credit Agreement. Through the date of the delivery by the Company to Wells Fargo Bank of its unaudited financial statements and certificate of compliance for the quarter ending June 30, 2008, the Applicable Margin for Eurodollar Advances, which is added to the Eurodollar Rate to determine the applicable interest rate, will be 3.75%, with the Applicable Margin thereafter adjusting as provided in the New Credit Agreement.

The following is a description of the principal financial covenants included in the New Credit Agreement:

Minimum Net Worth. The New Credit Agreement includes a Minimum Net Worth covenant prohibiting the Company’s Net Worth as of the end of each fiscal quarter, commencing with the quarter ending March 31, 2008, from being less than an amount equal to:

•	80% of the Company’s Net Worth as of the end of the fiscal quarter ending December 31, 2007; plus

•	an amount equal to 75% of the Borrower’s consolidated Net Income for each fiscal quarter ending after December 31, 2007 in which such consolidated Net Income is greater than $0; plus

•	an amount equal to 100% of equity issuance proceeds received by the Borrower or any Subsidiary after December 31, 2007.

Leverage Ratio. The New Credit Agreement prohibits the Company’s “Leverage Ratio” as of each fiscal quarter end, from being more than (a) 3.50 to 1.0 for each fiscal quarter ending prior to September 30, 2008, (b) 3.0 to 1.0 for each fiscal quarter ending on or after September 30, 2008 but prior to March 31, 2009, (c) 2.75 to 1.0 for each fiscal quarter ending on or after March 31, 2009 but prior to September 30, 2009, and (d) 2.50 to 1.0 for each fiscal quarter ending on or after September 30, 2009. “Leverage Ratio is defined as the ratio that the consolidated debt of the Company bears to the EBITDA of the Company, as determined pursuant to the New Credit Agreement.

Fixed Charge Coverage Ratio. The New Credit Agreement provides that the Company’s Fixed Charge Coverage Ratio as of each fiscal quarter end may not be less than 1.25 to 1.0. “Fixed Charge Coverage Ratio” is defined as the ratio that the consolidated EBITDA of the Company bears to its fixed charges, as determined pursuant to the New Credit Agreement.

Senior Leverage Ratio. The New Credit Agreement includes a provision which provides that the Company’s “Senior Leverage Ratio” as of each fiscal quarter end may not be more than 2.00 to 1.00. “Senior Leverage Ratio” is defined in the New Credit Agreement as the ratio that the amount of the senior secured consolidated debt of the Company bears to its EBITDA, as determined pursuant to the New Credit Agreement.

Capital Expenditures. The New Credit Agreement includes a covenant which limits the aggregate capital expenditures (a defined in the Credit Agreement) by the Company and its subsidiaries to $20,000,000 in any fiscal year.

Additional Indebtedness. The New Credit Agreement permits certain indebtedness of the Company, including, but not limited to, intercompany debt, accounts payable and debt represented by the Notes, but includes a negative covenant prohibiting the Company from incurring other additional indebtedness in excess of $5,000,000 in the aggregate.

Permitted Acquisitions. The New Credit Agreement allows the Company and its subsidiaries to make acquisitions in similar or related businesses provided certain conditions are met. For instance, if the Company’s Leverage Ratio after giving effect to an acquisition is greater than 2.00 to 1.00, then (i) the aggregate total consideration for such acquisition may not exceed $10,000,000, and (ii) after giving effect to such acquisition, the Company must not have less than $15,000,000 available to borrow under the New Revolving Credit Facility, and finally, (iii) the aggregate total consideration for all such acquisitions in any fiscal year must not exceed $25,000,000.

The New Credit Agreement includes certain other affirmative and negative covenants in addition to the above described financial covenants.

The New Credit Agreement provides that the indebtedness subject to the New Credit Agreement may accelerated and be declared immediately due and payable upon the occurrence of events of default specified in the New Credit Agreement, subject in certain cases to a requirement that the Company be afforded notice and a right to cure such events of default, as specified in the New Credit Agreement.

The New Credit Agreement permits Wells Fargo Bank, National Association, to syndicate to other lenders the credit position provided for therein.

On February 11, 2008, the Company entered into an underwriting agreement (the “Notes Underwriting Agreement”) with the subsidiary guarantors named therein (the “Guarantors”) and Bear, Stearns & Co. Inc. (the “Underwriter”). The Notes Underwriting Agreement related to the issuance and sale (the “Notes Offering”) of $100.0 million aggregate principal amount of the Company’s 5.25% Convertible Senior Notes due 2028 (the “Notes”). The Notes are guaranteed on a senior, unsecured basis by the Guarantors. Pursuant to the Notes Underwriting Agreement, the Company granted the Underwriter a 13-day over-allotment option to purchase up to an additional $15.0 million aggregate principal amount of Notes, which was exercised in full on February 12, 2008.

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

As of March 31, 2008, we had $3.6 million outstanding under the revolving line of credit of the New Senior Credit Facility. Availability under the revolving line of credit as of March 31, 2008 is approximately $21.4 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of March 31, 2008 we were in compliance with all covenants.

The Company has adequate resources through a combination of cash flows and available credit to meet all future obligations and debt repayments.

As of March 31, 2008 the Company had approximately $0.6 million in vehicle loans and capitalized vehicle leases. We have funded our capital requirements with operating cash flows, debt borrowings and by issuing shares of our common stock. Common stock issued during the three months ended March 31, 2008 is described below:

•	Stock options to purchase 420,671 shares were exercised by officers, directors and employees, with proceeds of approximately $0.8 million paid to the Company.

•	45,936 shares of restricted stock were granted to employees, officers and directors in conjunction with the long term equity incentive program.

Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“FAS 141R”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). FAS 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of FAS 141R to have a material impact on its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. The fair value option established by FAS 159 permits the Company to elect to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in the Company’s earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted FAS 159 on January 1, 2008. As we did not elect to measure existing assets and liabilities at fair value, the adoption did not have an effect on our financial statements.

Effective for first quarter 2008, the Company adopted FAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). The FASB issued FSP FAS 157-2 which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect FSP FAS 157-2 will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Certain financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. As of March 31, 2008, we have $44.5 million of variable rate indebtedness within our credit facility. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $0.4 million.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.	Other Information.

On March 31, 2008, the Company entered into a new Credit Agreement with Wells Fargo Bank, National Association (the “New Credit Agreement”). The New Credit Agreement provides for a revolving credit facility of a maximum of $25 million (the “New Revolving Credit Facility”) and a term loan facility of $40 million (the “New Term Loan Facility”) (collectively, the “New Senior Credit Facility”). The Company refinanced all but approximately $600,000 of the outstanding indebtedness under its Senior Credit Facility with borrowings under the New Credit Facility. The amount under the Senior Credit Facility that was not refinanced relates to certain existing real estate loans.

The obligations of the Company under the New Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

The New Revolving Credit Facility will mature and be payable in full on March 31, 2011. The maximum amount of credit available under the Revolving Credit Facility is equal to the lesser of $25 million or the sum of: (i) 85% of the Company’s eligible accounts receivable, plus (ii) 50% of the Company’s eligible inventory. The Company is required to repay the aggregate outstanding principal amount of the New Term Loan Facility in quarterly installments of $2,000,000 each, commencing with the quarter ending June 30, 2008. All remaining amounts owed pursuant to the New Term Loan Facility mature and will be payable in full on March 31, 2011.

The New Credit Agreement requires that on April 15 of each year commencing with April 15, 2009, the Company must make a mandatory prepayment of principal on the New Term Loan Facility, equal to 50% of the Company’s excess cash flow for the previous calendar year. The Company is further required to make certain mandatory prepayments of the New Term Loan Facility upon the receipt of proceeds from any debt or equity issuances and also upon certain assets sales. In addition, if the outstanding balance under the New Term Loan Facility exceeds 75% of the appraised orderly liquidation value of the Company’s fixed assets at any time, the Company must reduce the New Term Loan Facility by such excess amount.

The Company may elect to treat an advance under the New Credit Agreement as either a “Base Rate Advance” or a “Eurodollar Advance.” For both Base Rate Advances and Eurodollar Advances, interest accrues based on a specified index rate, plus an “Applicable Margin,” which will vary from quarter to quarter. The index rate for the Base Rate Advances is the Adjusted Base Rate, which is defined as the greater of the bank’s prime rate of interest or a rate computed as described in the New Credit Agreement based on the interest applicable to certain federal securities, plus 0.5%. Through the date of the delivery by the Company to Wells Fargo Bank of its unaudited financial statements and certificate of compliance for the quarter ending June 30, 2008, the Applicable Margin for Base Rate Advances, which is added to the Adjusted Base Rate to determine the applicable interest rate, will be 2.75%, with the Applicable Margin thereafter adjusting as provided in the New Credit Agreement. The index rate for the Eurodollar Advances is the Eurodollar Rate, which is a LIBOR based rate determined as provided in the New Credit Agreement. Through the date of the delivery by the Company to Wells Fargo Bank of its unaudited financial statements and certificate of compliance for the quarter ending June 30, 2008, the Applicable Margin for Eurodollar Advances, which is added to the Eurodollar Rate to determine the applicable interest rate, will be 3.75%, with the Applicable Margin thereafter adjusting as provided in the New Credit Agreement.

The following is a description of the principal financial covenants included in the New Credit Agreement:

Minimum Net Worth. The New Credit Agreement includes a Minimum Net Worth covenant prohibiting the Company’s Net Worth as of the end of each fiscal quarter, commencing with the quarter ending March 31, 2008, from being less than an amount equal to:

•	80% of the Company’s Net Worth as of the end of the fiscal quarter ending December 31, 2007; plus

•	an amount equal to 75% of the Borrower’s consolidated Net Income for each fiscal quarter ending after December 31, 2007 in which such consolidated Net Income is greater than $0; plus

•	an amount equal to 100% of equity issuance proceeds received by the Borrower or any Subsidiary after December 31, 2007.

“Net Worth” means the consolidated shareholder’s equity of the Company and its subsidiaries determined in accordance with GAAP.

Leverage Ratio. The New Credit Agreement prohibits the Company’s “Leverage Ratio” as of each fiscal quarter end, from being more than (a) 3.50 to 1.0 for each fiscal quarter ending prior to September 30, 2008, (b) 3.0 to 1.0 for each fiscal quarter ending on or after September 30, 2008 but prior to March 31, 2009, (c) 2.75 to 1.0 for each fiscal quarter ending on or after March 31, 2009 but prior to September 30, 2009, and (d) 2.50 to 1.0 for each fiscal quarter ending on or after September 30, 2009. “Leverage Ratio is defined as the ratio that the consolidated debt of the Company bears to the EBITDA of the Company, as determined pursuant to the New Credit Agreement.

Fixed Charge Coverage Ratio. The New Credit Agreement provides that the Company’s Fixed Charge Coverage Ratio as of each fiscal quarter end may not be less than 1.25 to 1.0. “Fixed Charge Coverage Ratio” is defined as the ratio that the consolidated EBITDA of the Company bears to its fixed charges, as determined pursuant to the New Credit Agreement.

Senior Leverage Ratio. The New Credit Agreement includes a provision which provides that the Company’s “Senior Leverage Ratio” as of each fiscal quarter end may not be more than 2.00 to 1.00. “Senior Leverage Ratio” is defined in the New Credit Agreement as the ratio that the amount of the senior secured consolidated debt of the Company bears to its EBITDA, as determined pursuant to the New Credit Agreement.

Capital Expenditures. The New Credit Agreement includes a covenant which limits the aggregate capital expenditures (a defined in the Credit Agreement) by the Company and its subsidiaries to $20,000,000 in any fiscal year.

Additional Indebtedness. The New Credit Agreement permits certain indebtedness of the Company, including, but not limited to, intercompany debt, accounts payable and debt represented by the Notes, but includes a negative covenant prohibiting the Company from incurring other additional indebtedness in excess of $5,000,000 in the aggregate.

Permitted Acquisitions. The New Credit Agreement allows the Company and its subsidiaries to make acquisitions in similar or related businesses provided certain conditions are met. For instance, if the Company’s Leverage Ratio after giving effect to an acquisition is greater than 2.00 to 1.00, then (i) the aggregate total consideration for such acquisition may not exceed $10,000,000, and (ii) after giving effect to such acquisition, the Company must not have less than $15,000,000 available to borrow under the New Revolving Credit Facility, and finally, (iii) the aggregate total consideration for all such acquisitions in any fiscal year must not exceed $25,000,000.

The New Credit Agreement includes certain other affirmative and negative covenants in addition to the above described financial covenants.

The New Credit Agreement provides that the indebtedness subject to the New Credit Agreement may accelerated and be declared immediately due and payable upon the occurrence of events of default specified in the New Credit Agreement, subject in certain cases to a requirement that the Company be afforded notice and a right to cure such events of default, as specified in the New Credit Agreement.

The New Credit Agreement permits Wells Fargo Bank, National Association, to syndicate to other lenders the credit position provided for therein.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
4.1	Base Indenture, dated as of February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (1).

4.2	First Supplemental Indenture, dated as of February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (2).

4.3	Form of Global Security (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 hereto).

4.4

Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement (File No. 333-148384), filed with the Securities and Exchange Commission on February 5, 2008 (incorporated herein by reference).

4.5	Prospectus Supplement and Prospectus relating to the Senior Notes dated February 11, 2008 and filed with the Securities and Exchange Commission on February 12, 2008 (incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of February 4, 2008, between the Company and Wells Fargo Bank, National Association (3).

10.2	Asset Purchase Agreement, dated as of February 4, 2008, by and among the Company, Teledrift Acquisition, Inc., Teledrift, Inc. and the stockholders named therein (4)

10.3	Share Lending Agreement, dated as of February 11, 2008, by and among the Company, Bear, Stearns & Co. Inc. and Bear, Stearns International Limited (5).

10.4	Credit Agreement between the Company and Wells Fargo Bank, N.A. dated March 31, 2008

10.5	Pledge and Security Agreement dated March 31, 2008

10.6	Guaranty Agreement dated March 31, 2008

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

(1)	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2008.
(2)	Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 14, 2008.
(3)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 7, 2008.
(4)	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 7, 2008.
(5)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 13, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By:	/s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman, Chief Executive Officer and President

By:	/s/ Lisa G. Meier
Lisa G. Meier
Chief Financial Officer and Senior Vice President

May 12, 2008

EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Base Indenture, dated as of February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (1).

4.2	First Supplemental Indenture, dated as of February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (2).

4.3	Form of Global Security (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 hereto).

4.4

Registrant’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement (File No. 333-148384), filed with the Securities and Exchange Commission on February 5, 2008 (incorporated herein by reference).

4.5	Prospectus Supplement and Prospectus relating to the Senior Notes dated February 11, 2008 and filed with the Securities and Exchange Commission on February 12, 2008 (incorporated herein by reference).

10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of February 4, 2008, between the Company and Wells Fargo Bank, National Association (3).

10.2	Asset Purchase Agreement, dated as of February 4, 2008, by and among the Company, Teledrift Acquisition, Inc., Teledrift, Inc. and the stockholders named therein (4)

10.3	Share Lending Agreement, dated as of February 11, 2008, by and among the Company, Bear, Stearns & Co. Inc. and Bear, Stearns International Limited (5).

10.4	Credit Agreement between the Company and Wells Fargo Bank, N.A. dated March 31, 2008

10.5	Pledge and Security Agreement dated March 31, 2008

10.6	Guaranty Agreement dated March 31, 2008

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

(1)	Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2008.
(2)	Filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 14, 2008.
(3)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 7, 2008.
(4)	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 7, 2008.
(5)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 13, 2008.