Form 10-Q
period 2008-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2008-08-06
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes  ☐    No  ☒

There were 23,021,772 shares of the issuer’s common stock, $.0001 par value, outstanding as of August 1, 2008.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,966	$1,282
Restricted cash	9	9
Accounts receivable, net	38,052	24,919
Inventories, net	24,521	21,017
Deferred tax asset, current	1,521	329
Other current assets	1,070	1,043

Total current assets	69,139	48,599

Property, plant and equipment, net	58,623	39,824
Goodwill	104,996	60,480
Intangible assets, net	40,023	11,485
Other assets, net	6,828	405

TOTAL ASSETS	$279,609	$160,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,268	$9,424
Accrued liabilities	8,253	10,207
Accrued interest payable	3,055	7
Income taxes payable	—	1,352
Current portion of long-term debt	8,816	7,034

Total current liabilities	34,392	28,024

Long-term debt, less current portion	152,122	52,377
Deferred tax liabilities, less current portion	2,971	2,931

Total liabilities	189,485	83,332

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 100,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 40,000,000 shares authorized; June 30, 2008 shares issued: 23,032,166; outstanding: 22,687,374; December 31, 2007 shares issued: 18,731,491; outstanding: 18,394,730	2	1
Additional paid-in capital	58,312	54,141
Accumulated other comprehensive income	117	45
Retained earnings	31,967	23,464
Treasury stock: June 30, 2008 - 77,362 shares; December 31, 2007 – 70,174	(274)	(190)

Total stockholders’ equity	90,124	77,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$279,609	$160,793

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Product	$36,544	$28,436	$67,516	$54,391
Rental	15,105	6,017	26,395	11,820
Service	5,160	3,349	9,369	6,670

	56,809	37,802	103,280	72,881
Cost of revenue
Cost of product	21,606	16,307	40,515	32,232
Cost of rental	5,980	2,718	10,766	5,059
Cost of service	2,733	1,951	5,144	3,717

	30,319	20,976	56,425	41,008

Gross profit	26,490	16,826	46,855	31,873

Expenses:
Selling, general and administrative	11,647	6,788	21,915	13,765
Depreciation and amortization	3,355	1,582	5,895	2,905
Research and development	451	138	837	308

Total expenses	15,453	8,508	28,647	16,978

Income from operations	11,037	8,318	18,208	14,895

Other income (expense):
Interest expense	(2,850)	(899)	(4,496)	(1,710)
Investment income and other	1	321	(14)	384

Total other income (expense)	(2,849)	(578)	(4,510)	(1,326)

Income before income taxes	8,188	7,740	13,698	13,569
Provision for income taxes	(3,101)	(2,884)	(5,195)	(5,010)

Net income	$5,087	$4,856	$8,503	$8,559

Basic and diluted earnings per common share:
Basic earnings per common share	$0.26	$0.27	$0.44	$0.48
Diluted earnings per common share	$0.26	$0.25	$0.43	$0.45
Weighted average common shares used in computing basic earnings per common share	19,223	17,984	19,135	17,852
Incremental common shares from stock options, warrants and restricted stock	445	1,138	528	1,260

Weighted average common shares used in computing diluted earnings per common share	19,668	19,122	19,663	19,112

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(amounts after December 31, 2007 are unaudited)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares Issued	Par Value	Shares	Cost	Paid-in Capital	Comprehensive Income	Retained Earnings
Balance December 31, 2007	18,731	$1	(70)	$(190)	$54,141	$45	$23,464	$77,461
Common stock issued under share lending agreement	3,800	1	—	—	—	—	—	1
Treasury stock purchased	—	—	(7)	(84)	—	—	—	(84)
Stock options exercised	461	—	—	—	833	—	—	833
Restricted stock granted, net of forfeitures and repurchases	40	—	—	—	—	—	—	—
Tax benefit of stock options exercised	—	—	—	—	1,875	—	—	1,875
Stock compensation expense	—	—	—	—	1,463	—	—	1,463
Foreign currency translation adjustment	—	—	—	—	—	72	—	72
Net income	—	—	—	—	—	—	8,503	8,503

Balance June 30, 2008	23,032	$2	(77)	$(274)	$58,312	$117	$31,967	$90,124

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,503	$8,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,895	2,905
Amortization deferred financing costs	361	—
Equity income from affiliate	—	(249)
(Gain) loss on sale of assets	(35)	34
Stock compensation expense	1,463	291
Deferred income taxes	40	404
Change in assets and liabilities:
Accounts receivable	(9,390)	1,357
Inventories	(1,016)	(2,666)
Deferred tax assets	(1,192)	—
Other current assets	(11)	(511)
Accounts payable	4,018	(775)
Accrued liabilities	(1,048)	(2,186)
Accrued interest payable	3,048	350

Net cash provided by operating activities	10,636	7,513

Cash flows from investing activities:
Acquisitions, net of cash acquired	(96,102)	(31,122)
Investment in affiliate	—	(2,629)
Proceeds from sale of assets	646	379
Other assets	(20)	(100)
Capital expenditures	(9,270)	(8,638)

Net cash used in investing activities	(104,746)	(42,110)

Cash flows from financing activities:
Proceeds from exercise of stock options	833	582
Purchase of treasury stock	(84)	(190)
Proceeds from borrowings	31,728	67,717
Proceeds from convertible debt offering	115,000	—
Debt issuance cost	(5,485)	—
Repayments of indebtedness	(45,200)	(33,142)

Net cash provided by financing activities	96,792	34,967

Effect of exchange rate changes on cash and cash equivalents	2	3

Net increase (decrease) in cash and cash equivalents	2,684	373
Cash and cash equivalents at beginning of period	1,282	510

Cash and cash equivalents at end of period	$3,966	$883

Supplemental disclosure of cash flow information:
Interest paid	$1,746	$1,077
Income taxes paid	$5,915	$4,160

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General

These consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated condensed financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Except as described below in Note 10 with the adoption of Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Flotek Industries, Inc. (“Flotek” or the “Company”) 2007 Annual Report on Form 10-K.

Certain amounts for 2007 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current period presentation.

Note 2 - Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning January 1, 2009. We are currently evaluating the impact, if any the standard will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“FAS 141R”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). FAS 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of FAS 141R to have a material impact on its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

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

On January 31, 2007, the Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) for approximately $2.6 million in cash, 143,434 shares of our common stock valued at $1.9 million and a $1.5 million promissory note to the seller. CAVO is a complete downhole motor solutions provider specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa. On November 15, 2007, the Company completed its acquisition of the remaining 50% partnership interest in CAVO for approximately $12.5 million in cash and assumed $0.2 million in long-term debt. The partnership interest was reported using the equity method of accounting prior to November 15, 2007 as the Company did not own a controlling interest in CAVO. The Company’s equity in the earnings (net of dividends) related to this investment was $0.1 million for the three months ended June 30, 2007, and was reported in investment income and other in the consolidated condensed statements of income. Beginning November 1, 2007, CAVO was accounted for as a wholly-owned subsidiary.

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

On February 14, 2008, Teledrift Acquisition, Inc, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Teledrift, Inc. (“Teledrift”) for the aggregate cash purchase price of approximately $96.1 million, subject to purchase price adjustments. The asset purchase agreement provides for a potential adjustment in the aggregate purchase price. Teledrift designs and manufactures wireless survey and measurement while drilling, or MWD, tools. The Company used the net proceeds from issuance of certain convertible senior notes to fund this acquisition.

The purchase price of the Teledrift acquisition, including acquisition costs of $0.8 million, was allocated to the assets acquired and liabilities assumed based on estimated fair values. In accordance with FAS 141, the excess of the purchase price over the net fair value of the assets acquired and liabilities assumed was allocated to goodwill. Management has completed its assessment of intangible assets acquired and the associated fair market value and useful life of those assets. The table below details the recorded investment in Teledrift:

Recorded Investment
(in thousands)
Accounts receivable	$3,671
Other current assets	14
Inventories	2,488
Property, plant and equipment	14,596
Goodwill	44,517
Intangible assets	31,642
Accounts payable	(826)

Total purchase price	$96,102

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated table presents information related to the CAVO and Teledrift acquisitions for the three month period ended June 30, 2007 and six month periods ended June 30, 2008 and 2007 and assumes the acquisitions had been completed as of January 1, 2008 and January 1, 2007 (in thousands, except per share data):

		Six Months Ended June 30,
	Three Months Ended June 30, 2007	2008	2007
	(unaudited)	(unaudited)
Revenue	$43,323	$105,188	$83,568
Income before income taxes	8,025	14,508	14,016
Net income	5,033	9,006	8,836
Basic earnings per common share	$0.28	$0.47	$0.49
Diluted earnings per common share	$0.26	$0.46	$0.46

Note 4 - Inventories

The components of inventories as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Raw materials	$9,448	$9,040
Work-in-process	220	366
Finished goods (includes in-transit)	16,977	14,005

Gross inventories	26,645	23,411
Less: Slow-moving and obsolescence reserve	(2,124)	(2,394)

Inventories, net	$24,521	$21,017

Note 5 - Property, Plant and Equipment

As of June 30, 2008 and December 31, 2007, property, plant and equipment were comprised of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Land	$1,383	$921
Buildings and leasehold improvements	16,549	13,767
Machinery and equipment	8,823	8,324
Rental tools	39,066	22,250
Equipment in progress	1,267	277
Furniture and fixtures	1,165	603
Transportation equipment	4,396	3,737
Computer equipment	917	584

Total property, plant and equipment	73,566	50,463
Less: Accumulated depreciation	(14,943)	(10,639)

Property, plant and equipment, net	$58,623	$39,824

Note 6 - Goodwill

The change in the carrying amount of the Company’s goodwill at June 30, 2008 is primarily related to the February 2008 acquisition of Teledrift. Management has completed its assessment of intangible assets acquired and the associated fair market value and estimated life of those assets which resulted in $31.6 million reclass to intangible assets. The asset purchase agreement provides for a potential adjustment in the aggregate purchase price.

Goodwill is recorded on the acquisition date of each entity. The Company may record adjustments to goodwill for amounts undeterminable at the acquisition date, such as deferred taxes or intangible assets and therefore the goodwill amounts may change accordingly. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that might reduce the fair value of the reporting unit below its carrying amount.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 - Intangible and Other Assets

Changes in the carrying amount of the Company’s intangible and other assets for the six months ended June 30, 2008 were as follows (in thousands):

As of December 31, 2007, net	$11,890
Deferred financing costs	5,485
Acquisition - Teledrift	31,642
Reclasses	(405)
Other	24
Amortization expense	(1,785)

As of June 30, 2008, net (unaudited)	$46,851

The components of intangible and other assets are as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Patents	$6,251	$2,877
Customer relationships	28,544	6,404
Covenants not to compete	1,715	1,715
Trade name	6,199	—
Deferred financing costs	5,647	162
Other	2,201	2,654

Gross intangible and other assets	50,557	13,812
Less: Accumulated amortization	(3,706)	(1,922)

Intangibles and other assets, net	$46,851	$11,890

Intangible and other assets are being amortized on a straight-line basis ranging from 2 to 20 years.

Note 8 - Long-Term Debt

Long-term debt for the period ended June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Convertible Senior Notes	$115,000	$—
Senior Credit Facility
Equipment term loans	38,000	41,167
Real estate term loans	822	857
Revolving line of credit	5,819	15,448
Promissory notes to stockholders of acquired businesses, maturing February 2008	—	159
Promissory note to stockholders of acquired business, maturing December 2009	773	1,030
Other	524	750

Total	160,938	59,411
Less: Current portion	(8,816)	(7,034)

Long-term debt, less current portion	$152,122	$52,377

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

Senior Credit Facility

On February 4, 2008, the Company entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement (as amended, modified or supplemented prior to the date thereof, the “Senior Credit Facility”), dated as of August 31, 2007, between the Company and Wells Fargo Bank, National Association. The Senior Credit Facility consisted of a revolving line of credit, an equipment term loan and two real estate term loans. The Amendment permitted the Company to consummate the acquisition of Teledrift, to issue up to $150 million in convertible senior notes due 2028 to fund the purchase price of Teledrift, and to incur additional capital expenditures, and includes new financial covenants and other amendments.

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

The New Revolving Credit Facility will mature and be payable in full on March 31, 2011. The maximum amount of credit available under the Revolving Credit Facility is equal to the lesser of $25 million or the sum of: (i) 85% of the Company’s eligible accounts receivable, plus (ii) 50% of the Company’s eligible inventory. The Company is required to repay the aggregate outstanding principal amount of the New Term Loan Facility in quarterly installments of $2,000,000 each, commencing with the quarter ending June 30, 2008. All remaining amounts owed pursuant to the New Term Loan Facility mature and will be payable in full on June 30, 2011.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2008, we had $5.8 million outstanding under the revolving line of credit of the New Senior Credit Facility. Availability under the revolving line of credit as of June 30, 2008 is approximately $19.2 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joint agreement with new subsidiaries, borrowing base audits and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of June 30, 2008, we were in compliance with all covenants.

As of June 30, 2008, the Company had approximately $0.5 million in vehicle loans and capitalized vehicle leases.

Promissory note to stockholders of acquired business, maturing December 2009

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable quarterly through December 31, 2009.

Note 9 - Derivative Activities

Interest Rate Swaps

As described in Note 8, interest on the Company’s Senior Credit Facility has variable-rates. As required by the Senior Credit Facility, the Company has entered into an interest rate swap agreement on 50% of the New Term Loan Facility to partially reduce our exposure to interest rate risk. At June 30, 2008, the interest rate swap had a notional amount of $23,000,000, swap rate of 3.32% and a fair value of $62,000.

Note 10. Fair Value Disclosure

The Company adopted FAS 157 as of January 1, 2008, which defines fair value, establishes a frame work for measuring fair value and establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. The implementation of FAS 157 did not cause a change in the method of calculating fair value of assets and liabilities. The primary impact from the adoption was additional disclosures.

The Company adopted FAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). The FASB issued FSP FAS 157-2 which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FAS 157 establishes a hierarchy for disclosure into three broad levels. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1- inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2 - inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3 - inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liability measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such a fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Convertible Senior Notes	—	127,650	—	127,650

At June 30, 2008, the Company estimates that the $115,000,000 outstanding related to the Convertible Senior Notes had a fair value of $127,650,000. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debtholder could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 11 - Common Stock

Restricted Stock

Restricted stock of the Company relates to unvested shares of common stock awarded to certain officers, directors and employees which have vesting periods of one to five years and in some circumstances performance requirements. Change to the number of unvested restricted shares is summarized as follows (in thousands):

Unvested restricted stock as of December 31, 2007	337
Granted	46
Vested	(37)
Cancelled	(1)

Unvested restricted stock as of June 30, 2008	345

In March 2008, the Company awarded 45,936 restricted stock awards (“RSA”) to certain employees under the 2005 Long-Term Incentive Plan (“2005 Plan”). All of the RSA’s have four-year performance-based vesting.

Share Lending Agreement

In connection with the Notes Offering, the Company entered into a Share Lending Agreement with Bear Stearns International Ltd. (“BSIL”).

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

As a result of the acquisition of the Bear Stearns Companies Inc. by JP Morgan Chase & Co. in May 2008, BSIL is now a wholly-owned subsidiary of JP Morgan Chase & Co.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Common Stock Underwriting Agreement

In connection with the Notes Offering and the Share Lending Agreement, the Company entered into an underwriting agreement (the “Stock Underwriting Agreement”) with Bear Stearns & Co. Inc. The Stock Underwriting Agreement provided that the Underwriter would sell the shares of Common Stock loaned to BSIL in accordance with the Share Lending Agreement. Under the Stock Underwriting Agreement, the Underwriter initially offered 3,138,200 loaned shares of Common Stock to the public at $17.50 per share in a fixed price offering and, following such offering, offered the remaining loaned shares in variable price offerings from time to time on the terms and in the amounts the Underwriter deemed advisable. Accordingly, the Company did not receive any proceeds from the sale of the Common Stock, but received a nominal lending fee pursuant to the Share Lending Agreement.

Note 12 - Earnings Per Share (“EPS”)

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

In view of the contractual undertakings of BSIL in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under U.S. generally accepted accounting principles, the borrowed shares should not be considered outstanding for the purpose of computing and reporting the Company’s earnings per share.

Note 13 - Stock-Based Compensation

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

Approximately $745,000 and $279,000 of stock-based compensation expense was recognized during the three month periods ended June 30, 2008 and 2007, respectively and approximately $1,463,000 and $291,000 of stock based compensation expense was recognized during the six month periods ended June 30, 2008 and 2007, respectively, related to stock option grants and RSA’s.

As of June 30, 2008, the Company has 992,757 stock options outstanding of which 723,147 were vested.

Note 14 - Income Taxes

The effective income tax rate for the three month periods ended June 30, 2008 and 2007 was 37.9% and 37.5%, respectively. The effective income tax rate for the six month periods ended June 30, 2008 and 2007 was 37.9% and 37.0%, respectively.

Our effective income tax rate in 2008 and 2007 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction. As of June 30, 2008, we had estimated U.S. net operating loss carryforwards of approximately $4.9 million, expiring in various amounts in 2018 through 2025.

Our current corporate organization structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.

Note 15 - Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental its business. The Company believes that the ultimate resolution of the routine litigation that may develop will not have a material adverse impact on the Company’s financial position, results of operation or cash flows.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 16 - Segment Information

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

Summarized unaudited financial information concerning the segments for the three and six months ending June 30, 2008 and 2007 is shown in the following tables (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Three months ended June 30, 2008
(unaudited)
Revenue	$28,455	$24,294	$4,060	$—	$56,809
Income (loss) from operations	$10,843	$4,670	$333	$(4,809)	$11,037

Three months ended June 30, 2007
(unaudited)
Revenue	$21,178	$13,663	$2,961	$—	$37,802
Income (loss) from operations	$8,584	$1,598	$160	$(2,024)	$8,318

Six months ended June 30, 2008
(unaudited)
Revenue	$52,024	$43,625	$7,631	$—	$103,280
Income (loss) from operations	$19,001	$7,455	$538	$(8,786)	$18,208

Six months ended June 30, 2007
(unaudited)
Revenue	$38,053	$28,307	$6,521	$—	$72,881
Income (loss) from operations	$14,854	$3,422	$450	$(3,831)	$14,895

Revenue generated from international sales for the three months ended June 30, 2008 and 2007 was $5.7 million and $1.9 million, respectively.

Revenue generated from international sales for the six months ended June 30, 2008 and 2007 was $9.5 million and $3.8 million, respectively.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Identifiable assets by reportable segment were as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Chemicals and Logistics	$45,050	$42,849
Drilling Products	207,161	97,730
Artificial Lift	18,243	17,827
Corporate and Other	9,155	2,387

Total assets	$279,609	$160,793

Note 17. Subsequent events.

On August 5, 2008 the Company announced that Lisa G. Meier is resigning as Senior Vice President and Chief Financial Officer (“CFO”) to pursue other interests. Ms. Meier’s resignation will be effective August 8, 2008. The Company has begun an external search for a new CFO. Andrew Jowett, the Company’s Chief Accounting Officer, will serve as interim CFO.

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Flotek Industries, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (the “Notes”).

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

•	Sooner Energy Services, Inc. (“Sooner”), which develops, produces and distributes specialty chemical products and services for drilling and production of natural gas, on August 31, 2007; and

•	Teledrift Inc. (“Teledrift”), which designs and manufactures wireless survey and measurement while drilling, or MWD, tools, on February 14, 2008.

We continue to actively seek acquisition candidates in our core businesses.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue
Products	$36,544	$28,436	$67,516	$54,391
Rentals	15,105	6,017	26,395	11,820
Services	5,160	3,349	9,369	6,670

	56,809	37,802	103,280	72,881

Cost of revenue
Cost of products	21,606	16,307	40,515	32,232
Cost of rentals	5,980	2,718	10,766	5,059
Cost of services	2,733	1,951	5,144	3,717

	30,319	20,976	56,425	41,008

Gross profit	26,490	16,826	46,855	31,873
Gross profit (% of revenue)	46.6%	44.5%	45.4%	43.7%

Expenses:
Selling, general and administrative	11,647	6,788	21,915	13,765
Depreciation and amortization	3,355	1,582	5,895	2,905
Research and development	451	138	837	308

Total expenses	15,453	8,508	28,647	16,978

Income from operations	11,037	8,318	18,208	14,895
Income from operations (% of revenue)	19.4%	22.0%	17.6%	20.4%

Other income (expense):
Interest expense	(2,850)	(899)	(4,496)	(1,710)
Investment income and other	1	321	(14)	384

Total other income (expense)	(2,849)	(578)	(4,510)	(1,326)

Income before income taxes	8,188	7,740	13,698	13,569
Provision for income taxes	(3,101)	(2,884)	(5,195)	(5,010)

Net income	$5,087	$4,856	$8,503	$8,559

Consolidated – Comparison of Three Months Ended June 30, 2008 and 2007

Revenue for the three months ended June 30, 2008 was $56.8 million, an increase of $19.0 million or 50.3%, compared to the same period in 2007. Revenue increased in all three of our segments due to increased drilling activity, price increases in the Chemical and Logistics segments and the increased acceptance of our products including our proprietary line of specialty chemicals. Acquisitions accounted for approximately $10.1 million of the increase.

Gross profit for the three months ended June 30, 2008 was $26.5 million, an increase of $9.7 million or 57.4%, compared to the same period in 2007. Gross profit as a percentage of revenue for the three months ended June 30, 2008 was 46.6%, compared to 44.5% for the same period in 2007. The increase in gross profit is due to the acquisitions in the Drilling Products segment. In addition, sales of our proprietary environmentally benign ‘green’ chemicals, which sell at higher margins made up 71.3 % of the total Chemicals and Logistics revenue for the quarter ended June 30, 2008, versus 67.1 % for the same period in 2007.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $11.6 million for the three months ended June 30, 2008, an increase of 71.6% compared to $6.8 million during the same period in 2007. The increase was primarily due to increased indirect personnel costs in our Chemicals and Logistics, Drilling Products and Corporate segments, increased professional fees and costs associated with our increased international efforts. In addition, $0.7 million of stock-based compensation expense was recorded during the quarter ended June 30, 2008 versus $0.3 million expense during the same period in

2007, associated with restricted stock and options granted to our employees, officers and directors in accordance with FAS 123R. The majority of the expense relates to stock compensation expense associated with restricted stock and option awards made to the CEO and CFO as part of one year and five year retention programs.

Depreciation and amortization was $3.4 million for the three months ended June 30, 2008, an increase of 112.1% compared to $1.6 million during the same period in 2007. The increase is due to higher depreciation associated with acquired assets and increased capital expenditures. In addition, amortization expense increased due to the recognition of intangible assets acquired in 2007 and 2008.

Research and development (“R&D”) costs were increased to $0.5 million for the three months ended June 30, 2008 compared to $0.1 million for the same period in 2007. With the addition of our new Chemical and Logistics R&D facility near Houston in 2007, we continued to expand our R&D activity during the quarter. We also increased R&D activity in our Drilling Products segment. R&D expenditures are charged to expense as incurred.

Interest expense was $2.9 million for the three months ended June 30, 2008 versus $0.9 million in 2007. The increase was a result of higher debt levels incurred to finance the acquisitions made in the last half of 2007 and Teledrift in the first quarter of 2008. To finance the Teledrift acquisition, we issued $115.0 million senior convertible notes bearing an interest rate of 5.25% and due in 2028.

A provision for income taxes of $3.1 million was recorded for the three months ended June 30, 2008. An effective tax rate of 37.9% was applied for the three months ended June 30, 2008 versus 37.5% for the same period in 2007. The increase in our effective tax rate is primarily due to an increase in the percentage of earnings in state jurisdictions with higher state income tax rates. Partially offsetting these factors is the increased tax benefit associated with U.S. manufacturing operations under the American Jobs Creation Act of 2004.

Consolidated – Comparison of Six Months Ended June 30, 2008 and 2007

Revenue for the six months ended June 30, 2008 was $103.3 million, an increase of $30.4 million or 41.7%, compared to the same period in 2007. Revenue increased in all three of our segments due to increased drilling activity, price increases in the Chemical and Logistics segments and the increased acceptance of our products including our proprietary line of specialty chemicals. Acquisitions accounted for approximately $18.4 million of the increase.

Gross profit for the six months ended June 30, 2008 was $46.9 million, an increase of $15.0 million or 47.0%, compared to the same period in 2007. Gross profit as a percentage of revenue for the six months ended June 30, 2008 was 45.4%, compared to 43.7% for the same period in 2007. The increase in gross profit is due to the acquisitions in the Drilling Products segment. In addition, sales of our proprietary environmentally benign ‘green’ chemicals, which sell at higher margins made up 69.1 % of the total Chemicals and Logistics revenues for the six months ended June 30, 2008, versus 65.6% for the same period in 2007.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $21.9 million for the six months ended June 30, 2008, an increase of 59.2% compared to $13.8 million during the same period in 2007. The increase was primarily due to increased indirect personnel costs in our Chemicals and Logistics, Drilling Products and Corporate segments, increased professional fees and costs associated with our increased international efforts. In addition, $1.5 million of stock-based compensation expense was recorded during the quarter ended June 30, 2008 versus $0.3 million expense during the same period in 2007, associated with restricted stock and options granted to our employees, officers and directors in accordance with FAS 123R. The majority of the expense relates to stock compensation expense associated with restricted stock and option awards made to the CEO and CFO as part of one year and five year retention programs.

Depreciation and amortization was $5.9 million for the six months ended June 30, 2008, an increase of 102.9% compared to $2.9 million during the same period in 2007. The increase is due to higher depreciation and amortization associated with acquired assets and increased capital expenditures.

Research and development (“R&D”) costs were increased to $0.8 million for the six months ended June 30, 2008 compared to $0.3 million for the same period in 2007. With the addition of our new Chemical and Logistics R&D facility near Houston in 2007, we have expanded our R&D activity during the quarter. We also increased R&D activity in our Drilling Products segment. R&D expenditures are charged to expense as incurred.

Interest expense was $4.5 million for the six months ended June 30, 2008 versus $1.7 million in 2007. The increase was a result of higher debt levels incurred to finance the acquisitions made in the last half of 2007 and Teledrift in the first quarter of 2008. To finance the Teledrift acquisition, we issued $115.0 million senior convertible notes bearing an interest rate of 5.25% and due in 2028.

A provision for income taxes of $5.1 million was recorded for the six months ended June 30, 2008. An effective tax rate of 37.9% was applied for the six months ended June 30, 2008 versus 37.0% for the same period in 2007. The increase in our effective tax rate is primarily due to an increase in the percentage of earnings in state jurisdictions with higher state income tax rates. Partially offsetting these factors is the increased tax benefit associated with U.S. manufacturing operations under the American Jobs Creation Act of 2004.

Results by Segment

Revenue and operating income amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 15 – Segment Information of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately.

Chemicals and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$28,455	$21,178	$52,024	$38,053
Gross profit	13,888	10,362	24,904	18,456
Gross profit %	48.8%	48.9%	47.9%	48.5%
Income from operations	$10,843	$8,584	$19,001	$14,854
Income from operations %	38.1%	40.5%	36.5%	39.0%

Chemicals and Logistics – Comparison of Three Months Ended June 30, 2008 and 2007

Chemicals and Logistics revenue increased $7.3 million, or 34.4%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase in revenue is a result of an increase in sales volume of our proprietary specialty chemicals. Sales of our proprietary, biodegradable, environmentally benign ‘green’ chemicals grew 42.9% to $20.3 million in the second quarter of 2008 from $14.2 million in the second quarter of 2007. The acquisition of Sooner accounted for approximately $1.6 million of the increase in revenue.

Gross profit increased $3.5 million, or 34.0%, for the three months ended June 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue decreased to 48.8% for the three months ended June 30, 2008 compared to 48.9% for the three months ended June 30, 2007. The decrease in gross profit is due to the addition of Sooner which currently generates lower gross profit margins than our existing chemical sales and an increase in our logistics revenues as a percentage of total revenues. Green chemical sales made up approximately 71.3% of overall revenue for the segment for the three months ended June 30, 2008 compared to 67.1% for the same period in 2007.

Income from operations increased $2.3 million, or 26.3%, for the three months ended June 30, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue decreased to 38.1% for the three months ended June 30, 2008 compared to 40.5% for the three months ended June 30, 2007 due to higher direct costs and indirect costs associated with the Sooner operations and our logistics business and the expansion of R&D activity in the quarter.

Chemicals and Logistics – Comparison of Six Months Ended June 30, 2008 and 2007

Chemicals and Logistics revenue increased $14.0 million, or 36.7%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase in revenue is a result of an increase in sales volume of our proprietary specialty chemicals. Sales of our proprietary, biodegradable, environmentally benign ‘green’ chemicals grew 44.1% to $36.0 million in the second quarter of 2008 from $25.0 million in the second quarter of 2007. The acquisition of Sooner accounted for approximately $3.4 million of the increase in revenue.

Gross profit increased $6.4 million, or 34.9%, for the six months ended June 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue decreased to 47.9% for the six months ended June 30, 2008 compared to 48.5% for the six months ended June 30, 2007. The decrease in gross profit is due to the addition of Sooner which currently generates lower gross profit margins than our existing chemical sales and an increase in our logistics revenues as a percentage of total revenues. Green chemical sales made up approximately 69.1% of overall revenue for the segment for the six months ended June 30, 2008 compared to 65.6% for the same period in 2007.

Income from operations increased $4.1 million, or 27.9%, for the six months ended June 30, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue decreased to 36.5% for the six months ended June 30, 2008 compared to 39.0% for the six months ended June 30, 2007 due to higher direct costs and indirect costs associated with the Sooner operations and our logistics business and the expansion of R&D activity in the quarter.

Drilling Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$24,294	$13,663	$43,625	$28,307
Gross profit	11,586	5,712	20,049	11,850
Gross profit %	47.7%	41.8%	46.0%	41.9%
Income from operations	$4,670	$1,598	$7,455	$3,422
Income from operations %	19.2%	11.7%	17.1%	12.1%

Drilling Products – Comparison of Three Months Ended June 30, 2008 and 2007

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

Drilling Products revenue increased $10.6 million, or 77.8%, for the three months ended June 30, 2008 compared to the same period in 2007. Acquisitions accounted for approximately $8.6 million of the increase. Growth in rentals and services associated with the expansion of our mud motor fleet also contributed significantly to the increase.

Gross profit increased $5.9 million, or 102.8%, for the three months ended June 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 47.7% in the second quarter of 2008 from 41.8% in the second quarter of 2007. The increase in gross profit margin resulted from the acquisition of Teledrift and CAVO which generate higher gross profit margins than our existing business.

Income from operations increased $3.1 million, or 192.2%, for the three months ended June 30, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue increased to 19.2% in the second quarter of 2008 from 11.7% in the second quarter of 2007. This increase can also be attributed to the contributions from the Teledrift and CAVO acquisitions and expansion of our rental tool operations.

Drilling Products – Comparison of Six Months Ended June 30, 2008 and 2007

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

Drilling Products revenue increased $15.3 million, or 54.1%, for the six months ended June 30, 2008 compared to the same period in 2007. Acquisitions accounted for approximately $15.0 million of the increase. Revenue growth was inhibited by a four month delay in receiving spare parts which curtailed the rental of 40% of our mud motor fleet in the second quarter of 2008.

Gross profit increased $8.2 million, or 69.2%, for the six months ended June 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 46.0% in the second quarter of 2008 from 41.9% in the second quarter of 2007. The increase in gross profit margin resulted from the acquisitions of Teledrift and CAVO which generate higher gross profit margins than our existing business.

Income from operations increased $4.0 million, or 117.9%, for the six months ended June 30, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue increased to 17.1% in the second quarter of 2008 from 12.1% in the second quarter of 2007. This increase can also be attributed to the contributions from the Teledrift and CAVO acquisitions and expansion of our rental tool operations.

Artificial Lift

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$4,060	$2,961	$7,631	$6,521
Gross profit	1,016	752	1,902	1,567
Gross profit %	25.0%	25.4%	24.9%	24.0%
Income from operations	$333	$160	$538	$450
Income from operations %	8.2%	5.4%	7.1%	6.9%

Artificial Lift – Comparison of Three Months Ended June 30, 2008 and 2007

Artificial lift revenue increased $1.1 million for the three months ended June 30, 2008, compared to the same period in 2007 primarily due to increased drilling activity by our customers in the Powder River basin in Wyoming.

Gross profit increased $0.3 million, or 35.1%, for the three months ended June 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue decreased to 25.0% in the three months ended June 30, 2008 compared to 25.4% for the same period in 2007. On September 30, 2007, the Company acquired for $2.5 million in cash, the patent underlying the exclusive license agreement which was part of the acquisition of Total Well Solutions, Inc. in April 2006 which relieved annual minimum royalty payment obligations of $400,000.This decrease in expense was partially offset by increased raw material prices.

Income from operations increased $0.2 million, or 108.1%, for the three months ended June 30, 2008 compared to the same period in 2007 due to increased volumes. Income from operations as a percentage of revenue increased to 8.2% for the three months ended June 30, 2008 compared to 5.4% for the same period in 2007.

Artificial Lift – Comparison of Six Months Ended June 30, 2008 and 2007

Artificial lift revenue increased $1.1 million for the six months ended June 30, 2008, compared to the same period in 2007 primarily due to increased drilling activity by our customers in the Powder River basin in Wyoming.

Gross profit increased $0.3 million, or 21.4%, for the six months ended June 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 24.9% in the six months ended June 30, 2008 compared to 24.0% for the same period in 2007. On September 30, 2007, the Company acquired for $2.5 million in cash, the patent underlying the exclusive license agreement which was part of the acquisition of Total Well Solutions, Inc. in April 2006 which relieved annual minimum royalty payment obligations of $400,000.This decrease in expense was partially offset by increased raw material prices.

Income from operations increased $0.1 million, or 19.6%, for the six months ended June 30, 2008 compared to the same period in 2007 due to the volume increase and the elimination of the royalty expense. Income from operations as a percentage of revenue increased to 7.1% for the six months ended June 30, 2008 compared to 6.9% for the same period in 2007.

Capital Resources and Liquidity

Our ongoing capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. We had cash and cash equivalents of $4.0 million at June 30, 2008 compared to $1.3 million at December 31, 2007.

Operating Activities

In the six months ended June 30, 2008, we generated $10.6 million in cash from operating activities. Net income for the six months ended June 30, 2008 was $8.5 million. Non-cash additions to net income during the six months ended June 30, 2008 consisted of $5.9 million of depreciation and amortization and $1.5 million of compensation expense related to options and restricted stock awards as required under FAS No. 123R.

During the six months ended June 30, 2008, increased working capital requirements decreased operating cash flow by $5.6 million. An increase in inventory levels in the Drilling Products segment and an increase in accounts receivable due to higher sales levels, offset by an increase in accounts payable and accrued liabilities in our Drilling Products and Artificial Lift segments contributed to the increased working capital requirements.

Investing Activities

During the six month period ended June 30, 2008, we used $104.7 million in investing activities due to the acquisition of Teledrift and capital expenditures. Capital expenditures for the six months ended June 30, 2008 totaled approximately $9.3 million. The most significant expenditures related to the expansion of our newly acquired Teledrift MWD tools, CAVO mud motor fleet and the addition of rental tools to expand our rental tool base.

Financing Activities

On February 4, 2008, the Company entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of August 31, 2007 (as amended, modified or supplemented prior to the date thereof, the “Senior Credit Facility”), between the Company and Wells Fargo Bank, National Association. The Senior Credit Facility consisted of a revolving line of credit, an equipment term loan and two real estate term loans. The Amendment permitted the Company to consummate the acquisition of Teledrift, to issue up to $150 million in convertible senior notes due 2028 to fund the purchase price of Teledrift and to incur additional capital expenditures, and included new financial covenants and other amendments as described below.

The Amendment added a Minimum Net Worth (as defined in the Senior Credit Facility) covenant to prohibit the Company’s Net Worth as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2008, to be less than an amount equal to:

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

The Amendment provided that the Company would not permit the Leverage Ratio (as defined in the Senior Credit Facility) as of each fiscal quarter end to be more than (i) 3.5 to 1.0 for each fiscal quarter ending prior to September 30, 2008, (ii) 3.0 to 1.0 for each fiscal quarter ending on or after September 30, 2008 but prior to June 30, 2009, (iii) 2.75 to 1.0 for each fiscal quarter ending on or after June 30, 2009 but prior to September 30, 2009 and (iv) 2.50 to 1.0 for each fiscal quarter ending on or after September 30, 2009.

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

The New Revolving Credit Facility will mature and be payable in full on June 30, 2011. The maximum amount of credit available under the Revolving Credit Facility is equal to the lesser of $25 million or the sum of: (i) 85% of the Company’s eligible accounts receivable, plus (ii) 50% of the Company’s eligible inventory. The Company is required to repay the aggregate outstanding principal amount of the New Term Loan Facility in quarterly installments of $2,000,000 each, commencing with the quarter ending June 30, 2008. All remaining amounts owed pursuant to the New Term Loan Facility mature and will be payable in full on June 30, 2011.

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

The following is a description of the principal financial covenants included in the New Credit Agreement:

Minimum Net Worth. The New Credit Agreement includes a Minimum Net Worth covenant prohibiting the Company’s Net Worth as of the end of each fiscal quarter, commencing with the quarter ending June 30, 2008, from being less than an amount equal to:

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

Leverage Ratio. The New Credit Agreement prohibits the Company’s “Leverage Ratio” as of each fiscal quarter end, from being more than (a) 3.50 to 1.0 for each fiscal quarter ending prior to September 30, 2008, (b) 3.0 to 1.0 for each fiscal quarter ending on or after September 30, 2008 but prior to June 30, 2009, (c) 2.75 to 1.0 for each fiscal quarter ending on or after June 30, 2009 but prior to September 30, 2009, and (d) 2.50 to 1.0 for each fiscal quarter ending on or after September 30, 2009. “Leverage Ratio is defined as the ratio that the consolidated debt of the Company bears to the EBITDA of the Company, as determined pursuant to the New Credit Agreement.

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

Capital Expenditures. The New Credit Agreement includes a covenant which limits the aggregate capital expenditures (as defined in the Credit Agreement) by the Company and its subsidiaries to $20,000,000 in any fiscal year.

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

The New Credit Agreement provides that the indebtedness subject to the New Credit Agreement may be accelerated and be declared immediately due and payable upon the occurrence of events of default specified in the New Credit Agreement, subject in certain cases to a requirement that the Company be afforded notice and a right to cure such events of default, as specified in the New Credit Agreement.

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

As of June 30, 2008, we had $5.8 million outstanding under the revolving line of credit of the New Senior Credit Facility. Availability under the revolving line of credit as of June 30, 2008 is approximately $19.2 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of June 30, 2008 we were in compliance with all covenants.

Management believes that the Company has adequate resources through a combination of cash flows and available credit to meet its current obligations and debt repayment requirements.

As of June 30, 2008 the Company had approximately $0.5 million in vehicle loans and capitalized vehicle leases.

We have funded our capital requirements with operating cash flows, debt borrowings and by issuing shares of our common stock. Common stock issued during the six months ended June 30, 2008 is described below:

•	Stock options to purchase 460,671 shares were exercised by officers, directors and employees, with proceeds of approximately $0.8 million paid to the Company.

•	45,936 shares of restricted stock were granted to employees, officers and directors in conjunction with the long term equity incentive program.

Impact of Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 beginning January 1, 2009. We are currently evaluating the impact, if any, the standard will have on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“FAS 141R”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”). FAS 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While the Company does not expect the adoption of FAS 141R to have a material impact on its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.

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

Effective for second quarter 2008, the Company adopted FAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). The FASB issued FSP FAS 157-2 which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect FSP FAS 157-2 will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Certain financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. As of June 30, 2008, we have $21.6 million of variable rate indebtedness within our credit facility. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $0.2 million.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in Internal Control over Financial Reporting

During the second quarter of 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on May 15, 2008, at which meeting the stockholders voted on proposals to: (1) elect John W. Chisholm, Jerry D. Dumas, Sr., Gary M. Pittman, Barry E. Stewart, Richard O. Wilson and William R. Ziegler as directors and (2) ratify UHY LLP as Company auditors. The voting results for each proposal submitted to a vote are listed below.

Election of Directors

All directors serve one year terms. All directors that were nominated were elected to another term. Results of voting were as follows:

	Votes
Director nominee	For	Withheld
John W. Chisholm	19,597,780	347,220
Jerry D. Dumas, Sr.	19,827,471	117,529
Gary M. Pittman	19,590,682	354,318
Barry E. Stewart	19,857,369	87,631
Richard O. Wilson	19,856,994	88,006
William R. Ziegler	19,595,519	349,481

Ratification of UHY LLP as Company Auditors

Voting results for ratifying UHY LLP were as follows: 19,870,706 for; 56,668 against and 17,626 abstain.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Executive Officer.

31.2	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Financial Officer.

32.1	Section 1350 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By:	/s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman, Chief Executive Officer and President

By:	/s/ Lisa G. Meier
Lisa G. Meier
Chief Financial Officer and Senior Vice President

August 6, 2008

EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Executive Officer.

31.2	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Financial Officer.

32.1	Section 1350 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.