Form 10-Q
period 2008-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2008-11-06
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

There were 22,779,836 shares of the issuer’s common stock, $.0001 par value, outstanding as of October 30, 2008.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,243	$1,282
Restricted cash	9	9
Accounts receivable, net	39,640	24,919
Inventories, net	31,164	21,017
Deferred tax asset, current	1,033	329
Other current assets	1,468	1,043

Total current assets	76,557	48,599
Property, plant and equipment, net	62,985	39,824
Goodwill	106,877	60,480
Intangible assets, net	45,512	11,485
Other assets, net	34	405

TOTAL ASSETS	$291,965	$160,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,831	$9,424
Accrued liabilities	15,867	10,207
Accrued interest payable	1,190	7
Income taxes payable	1,775	1,352
Current portion of long-term debt	8,909	7,034

Total current liabilities	47,572	28,024

Long-term debt, less current portion	145,973	52,377
Deferred tax liabilities, less current portion	2,350	2,931

Total liabilities	195,895	83,332

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 100,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 40,000,000 shares authorized; September 30, 2008 shares issued: 23,118,286; outstanding: 22,725,836; December 31, 2007 shares issued: 18,802,921; outstanding: 18,394,730	2	1
Additional paid-in capital	58,631	54,141
Accumulated other comprehensive income	117	45
Retained earnings	37,817	23,464
Treasury stock: September 30, 2008 - 152,573 shares; December 31, 2007 – 71,430	(497)	(190)

Total stockholders’ equity	96,070	77,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$291,965	$160,793

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Product	$41,978	$32,148	$109,494	$86,539
Rental	14,892	6,016	41,287	17,836
Service	5,917	3,564	15,286	10,234

	62,787	41,728	166,067	114,609

Cost of revenue
Cost of product	23,601	19,174	64,116	51,406
Cost of rental	7,282	2,716	18,048	7,775
Cost of service	3,377	1,845	8,521	5,562

	34,260	23,735	90,685	64,743

Gross profit	28,527	17,993	75,382	49,866

Expenses:
Selling, general and administrative	12,382	7,690	34,297	21,455
Depreciation and amortization	3,534	1,648	9,429	4,553
Research and development	494	132	1,331	440

Total expenses	16,410	9,470	45,057	26,448

Income from operations	12,117	8,523	30,325	23,418

Other income (expense):
Interest expense	(2,653)	(834)	(7,149)	(2,544)
Investment income and other	(19)	325	(33)	709

Total other income (expense)	(2,672)	(509)	(7,182)	(1,835)

Income before income taxes	9,445	8,014	23,143	21,583
Provision for income taxes	(3,595)	(2,965)	(8,790)	(7,975)

Net income	$5,850	$5,049	$14,353	$13,608

Basic and diluted earnings per common share:
Basic earnings per common share	$0.31	$0.27	$0.76	$0.75
Diluted earnings per common share	$0.30	$0.26	$0.74	$0.71
Weighted average common shares used in computing basic earnings per common share	18,972	18,542	18,832	18,215
Incremental common shares from stock options, warrants and restricted stock	429	1,174	514	1,072

Weighted average common shares used in computing diluted earnings per common share	19,401	19,716	19,346	19,287

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(amounts after December 31, 2007 are unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares Issued	Par Value	Shares	Cost
Balance December 31, 2007	18,803	$1	(72)	$(190)	$54,141	$45	$23,464	$77,461
Common stock issued under share lending agreement	3,800	1	—	—	—	—	—	1
Treasury stock purchased	—	—	(81)	(307)	—	—	—	(307)
Stock options exercised	463	—	—	—	866	—	—	866
Restricted stock granted	52	—	—	—		—	—	—
Tax benefit of share based awards	—	—	—	—	1,525	—	—	1,525
Stock compensation expense	—	—	—	—	2,099	—	—	2,099
Foreign currency translation adjustment	—	—	—	—	—	72	—	72
Net income	—	—	—	—	—	—	14,353	14,353

Balance September 30, 2008	23,118	$2	(153)	$(497)	$58,631	$117	$37,817	$96,070

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$14,353	$13,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,429	4,553
Amortization of deferred financing costs	702	—
Equity income from affiliate	—	(404)
(Gain) loss on sale of assets	(17)	7
Stock compensation expense	2,099	881
Excess tax benefit of share based awards	(1,525)	(2,128)
Deferred income taxes	(581)	(40)
Unrealized gain on interest rate swap	(30)	—
Change in assets and liabilities:
Restricted cash	(1)	(39)
Accounts receivable	(10,985)	(1,707)
Inventories	(7,659)	(1,083)
Deferred tax assets	(704)	—
Other current assets	(414)	(129)
Accounts payable	9,581	(4,098)
Accrued liabilities	7,967	(81)
Accrued interest payable	1,183	243

Net cash provided by operating activities	23,398	9,583

Cash flows from investing activities:
Acquisitions, net of cash acquired	(97,973)	(38,287)
Investment in affiliate	—	(2,629)
Proceeds from sale of assets	1,086	643
Purchase of patents	(30)	(2,510)
Other assets	—	(120)
Capital expenditures	(16,589)	(12,470)

Net cash used in investing activities	(113,506)	(55,373)

Cash flows from financing activities:
Proceeds from exercise of stock options	866	1,432
Net borrowings (repayments) under revolving line of credit	(13,448)	13,849
Purchase of treasury stock	(307)	(190)
Proceeds from borrowings	—	39,286
Proceeds from convertible debt offering	115,000	—
Debt issuance cost	(5,485)	—
Excess tax benefit of share based awards	1,525	2,128
Repayments of indebtedness	(6,082)	(10,097)

Net cash provided by financing activities	92,069	46,408

Net increase in cash and cash equivalents	1,961	618
Cash and cash equivalents at beginning of period	1,282	510

Cash and cash equivalents at end of period	$3,243	$1,128

Supplemental disclosure of cash flow information:
Interest paid	$5,552	$1,671
Income taxes paid	$7,804	$5,360

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – General

These consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated condensed financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the ”SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Except as described in Note 10 with the adoption of Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements,” these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Flotek Industries, Inc. (“Flotek” or the “Company”) 2007 Annual Report on Form 10-K.

Certain amounts for 2007 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current period presentation.

Note 2 – Recent Accounting Pronouncements

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position. We are currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on our results of operations and financial position.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt FAS No. 161 beginning January 1, 2009. We are currently evaluating the impact, if any, the standard will have on our consolidated financial statements.

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

On January 31, 2007, the Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) for approximately $2.6 million in cash, 143,434 shares of our common stock valued at $1.9 million and a $1.5 million promissory note to the seller. CAVO is a complete down-hole motor solutions provider specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa. On November 15, 2007, the Company completed its acquisition of the remaining 50% partnership interest in CAVO for approximately $12.5 million in cash and assumed $0.2 million in long-term debt. The partnership interest was reported using the equity method of accounting prior to November 15, 2007 as the Company did not own a controlling interest in CAVO. The Company’s equity in the earnings (net of dividends) related to this investment was $0.7 million for the nine months ended September 30, 2007, and was reported in investment income and other in the consolidated condensed statements of income. Beginning November 1, 2007, CAVO was accounted for as a wholly-owned subsidiary.

On August 31, 2007, the Company acquired Sooner Energy Services, Inc. (“Sooner”) for $7.2 million in cash and assumed debt of $0.2 million. Sooner develops, produces and distributes specialty chemical products and services for drilling and production of natural gas. Sooner serves natural gas producers, oilfield supply stores, drilling mud and other service companies in North America. Results of operations for Sooner are included in the Company’s consolidated condensed statement of income as of September 1, 2007.

On February 14, 2008, Teledrift Acquisition, Inc, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Teledrift, Inc. (“Teledrift”) for the aggregate cash purchase price of approximately $98.0 million, which includes a purchase price adjustment of $1.8 million recorded in the third quarter of 2008. The asset purchase agreement provides for a potential adjustment in the aggregate purchase price. Teledrift designs and manufactures wireless survey and measurement while drilling, or MWD, tools. The Company used the net proceeds from issuance of certain convertible senior notes to fund this acquisition.

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

Recorded Investment
(in thousands)
Accounts receivable	$3,663
Other current assets	14
Inventories	2,488
Property, plant and equipment	14,596
Goodwill	46,396
Intangible assets	31,642
Accounts payable	(826)

Total purchase price	$97,973

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated table presents information related to the CAVO and Teledrift acquisitions for the three month period ended September 30, 2007 and nine month periods ended September 30, 2008 and 2007 and assumes the acquisitions had been completed as of January 1, 2008 and January 1, 2007 (in thousands, except per share data):

		Nine Months Ended September 30,
	Three Months Ended September 30, 2007	2008	2007
	(unaudited)	(unaudited)
Revenue	$48,740	$167,975	$132,309
Income before income taxes	9,035	23,953	23,283
Net income	5,682	14,856	14,662
Basic earnings per common share	$0.31	$0.78	$0.80
Diluted earnings per common share	$0.29	$0.76	$0.76

Note 4 – Inventories

The components of inventories as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Raw materials	$12,140	$9,040
Work-in-process	239	366
Finished goods (includes in-transit)	21,123	14,005

Gross inventories	33,502	23,411
Less: Slow-moving and obsolescence reserve	(2,338)	(2,394)

Inventories, net	$31,164	$21,017

Note 5 – Property, Plant and Equipment

As of September 30, 2008 and December 31, 2007, property, plant and equipment were comprised of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Land	$1,377	$921
Buildings and leasehold improvements	17,483	13,767
Machinery and equipment	9,459	8,324
Rental tools	41,958	22,250
Equipment in progress	2,945	277
Furniture and fixtures	1,183	603
Transportation equipment	4,853	3,737
Computer equipment	1,111	584

Total property, plant and equipment	80,369	50,463
Less: Accumulated depreciation	(17,384)	(10,639)

Property, plant and equipment, net	$62,985	$39,824

Note 6 – Goodwill

The change in the carrying amount of the Company’s goodwill at September 30, 2008 is primarily related to the February 2008 acquisition of Teledrift. During the third quarter of 2008 we finalized the purchase price of Teledrift under the terms of the asset purchase agreement. This resulted in an additional consideration payable of $1.8 million.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Goodwill is recorded on the acquisition date of each entity. The Company may record adjustments to goodwill for amounts undeterminable at the acquisition date, such as deferred taxes or intangible assets and therefore the goodwill amounts may change accordingly. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that might reduce the fair value of the reporting unit below its carrying amount. As of September 30, 2008 no events have occurred and no impairment has been recorded.

Note 7 – Intangible and Other Assets

The components of intangible and other assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Intangibles assets:
Patents	$6,260	$2,877
Customer lists	28,544	6,404
Non-compete	1,715	1,715
Brand name	6,199	47
Supply contract	1,700	1,700
Other	502	502
Accumulated amortization	(4,270)	(1,839)

Total	40,650	11,406
Deferred financing costs	5,647	162
Accumulated amortization	(785)	(83)

Net deferred financing costs	4,862	79

Intangible assets, net	$45,512	$11,485

Other assets	$34	$405

Intangible and other assets are being amortized on a straight-line basis ranging from 2 to 20 years.

Note 8 – Long-Term Debt

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Convertible Senior Notes	$115,000	$—
Senior Credit Facility
Equipment term loans	36,000	41,167
Real estate term loans	804	857
Revolving line of credit	2,000	15,448
Promissory notes to stockholders of acquired businesses, maturing February 2008	—	159
Promissory note to stockholders of acquired business, maturing December 2009	644	1,030
Other	434	750

Total	154,882	59,411
Less: Current portion	(8,909)	(7,034)

Long-term debt, less current portion	$145,973	$52,377

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

As of September 30, 2008, we had $2.0 million outstanding under the revolving line of credit of the New Senior Credit Facility. Availability under the revolving line of credit as of September 30, 2008 is approximately $23.0 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joint agreement with new subsidiaries, borrowing base audits and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of September 30, 2008, we were in compliance with all covenants.

As of September 30, 2008, the Company had approximately $0.4 million in vehicle loans and capitalized vehicle leases.

Promissory note to stockholders of acquired business, maturing December 2009

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable quarterly through December 31, 2009.

Note 9 – Interest Rate Swap

As described in Note 8, interest on the Company’s Senior Credit Facility has variable-rates. As required by the Senior Credit Facility, the Company has entered into an interest rate swap agreement on 50% of the New Term Loan Facility to partially reduce our exposure to interest rate risk. At September 30, 2008, the interest rate swap had a notional amount of $23.0 million, swap rate of 3.32% and a fair value of $30,000.

Note 10 – Fair Value Disclosure

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liability measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such a fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Convertible Senior Notes	—	$93,150	—	$93,150

At September 30, 2008, the Company estimates that the $115.0 million outstanding related to the Convertible Senior Notes had a fair value of $93.2 million. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debt-holder could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Note 11 – Common Stock

Restricted Stock

Restricted stock of the Company relates to unvested shares of common stock awarded to certain officers, directors and employees which have vesting periods of one to five years and in some circumstances performance requirements. Change to the number of unvested restricted shares is summarized as follows:

Unvested restricted stock as of December 31, 2007	336,761
Granted	52,392
Vested	(85,533)
Forfeited	(63,743)

Unvested restricted stock as of September 30, 2008	239,877

For the nine months ended September, 30, 2008, the Company awarded 52,392 restricted stock awards (“RSA”) to executive officers, directors and certain employees under the 2005 Long-Term Incentive Plan (“2005 Plan”).

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Note 12 – Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options and unvested restricted stock) less the number of common shares assumed to be purchased with the exercise proceeds using the average market price of the Common Stock for each of the periods presented.

In view of the contractual undertakings of BSIL in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under accounting principles generally accepted in the United States of America, the borrowed shares should not be considered outstanding for the purpose of computing and reporting the Company’s earnings per share.

Note 13 – Stock-Based Compensation

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

Approximately $0.6 million of stock-based compensation expense was recognized for each of the three month periods ended September 30, 2008 and 2007, and approximately $2.1 million and $0.9 million of stock based compensation expense was recognized during the nine month periods ended September 30, 2008 and 2007, respectively, related to stock option grants and RSA’s.

As of September 30, 2008, the Company has 970,787 stock options outstanding of which 723,072 were vested.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 14 – Income Taxes

The effective income tax rate for the three month periods ended September 30, 2008 and 2007 was 38.1% and 37.0%, respectively. The effective income tax rate for the nine month periods ended September 30, 2008 and 2007 was 38.0% and 37.0%, respectively.

Our effective income tax rate in 2008 and 2007 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction. As of September 30, 2008, we had estimated U.S. net operating loss carryforwards of approximately $10.3 million, expiring in various amounts in 2018 through 2025.

Our current corporate organization structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.

Note 15 – Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental its business. The Company believes that the ultimate resolution of the routine litigation that may develop will not have a material adverse impact on the Company’s financial position, results of operation or cash flows.

Note 16 – Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Summarized unaudited financial information concerning the segments for the three and nine months ending September 30, 2008 and 2007 is shown in the following tables (in thousands):

Three months ended September 30, 2008	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Revenue	$30,390	$26,628	$5,769	$—	$62,787
Income (loss) from operations	$10,510	$5,476	$909	$(4,778)	$12,117

Three months ended September 30, 2007
Revenue	$23,310	$14,145	$4,273	$—	$41,728
Income (loss) from operations	$8,883	$1,757	$464	$(2,581)	$8,523

Nine months ended September 30, 2008
Revenue	$82,414	$70,253	$13,400	$—	$166,067
Income (loss) from operations	$29,511	$12,931	$1,447	$(13,564)	$30,325

Nine months ended September 30, 2007
Revenue	$61,363	$42,452	$10,794	$—	$114,609
Income (loss) from operations	$23,737	$5,179	$914	$(6,412)	$23,418

Revenue generated from international sales for the three months ended September 30, 2008 and 2007 was $3.9 million and $1.6 million, respectively.

Revenue generated from international sales for the nine months ended September 30, 2008 and 2007 was $13.4 million and $5.4 million, respectively.

Identifiable assets by reportable segment were as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Chemicals and Logistics	$44,736	$42,849
Drilling Products	216,429	97,730
Artificial Lift	21,185	17,827
Corporate and Other	9,615	2,387

Total assets	$291,965	$160,793

Goodwill by reportable segment was as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Chemicals and Logistics	$11,610	$11,610
Drilling Products	89,406	43,009
Artificial Lift	5,861	5,861

Total assets	$106,877	$60,480

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Flotek Industries, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated condensed financial statements and the accompanying notes to the consolidated condensed financial statements (the “Notes”).

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

•	Sooner Energy Services, Inc. (“Sooner”), which develops, produces and distributes specialty chemical products and services for drilling and production of natural gas, on August 31, 2007; and

•	Teledrift Inc. (“Teledrift”), which designs and manufactures wireless survey and measurement while drilling, or MWD, tools, on February 14, 2008.

We continue to actively seek acquisition candidates in our core businesses.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue
Products	$41,978	$32,148	$109,494	$86,539
Rentals	14,892	6,016	41,287	17,836
Services	5,917	3,564	15,286	10,234

	62,787	41,728	166,067	114,609

Cost of revenue
Cost of products	23,601	19,174	64,116	51,406
Cost of rentals	7,282	2,716	18,048	7,775
Cost of services	3,377	1,845	8,521	5,562

	34,260	23,735	90,685	64,743

Gross profit	28,527	17,993	75,382	49,866
Gross profit (% of revenue)	45.4%	43.1%	45.4%	43.5%

Expenses:
Selling, general and administrative	12,382	7,690	34,297	21,455
Depreciation and amortization	3,534	1,648	9,429	4,553
Research and development	494	132	1,331	440

Total expenses	16,410	9,470	45,057	26,448

Income from operations	12,117	8,523	30,325	23,418
Income from operations (% of revenue)	19.3%	20.4%	18.3%	20.4%

Other income (expense):
Interest expense	(2,653)	(834)	(7,149)	(2,544)
Investment income and other	(19)	325	(33)	709

Total other income (expense)	(2,672)	(509)	(7,182)	(1,835)

Income before income taxes	9,445	8,014	23,143	21,583
Provision for income taxes	(3,595)	(2,965)	(8,790)	(7,975)

Net income	$5,850	$5,049	$14,353	$13,608

Consolidated – Comparison of Three Months Ended September 30, 2008 and 2007

Revenue for the three months ended September 30, 2008 was $62.8 million, an increase of $21.1 million or 50.5%, compared to the same period in 2007. Revenue increased in all three of our segments due to increased drilling activity, price increases in the Chemical and Logistics and Artificial Lift segments and the increased acceptance of our downhole tool products and our proprietary suite of specialty chemicals. Acquisitions accounted for approximately $9.7 million of the increase.

Gross profit for the three months ended September 30, 2008 was $28.5 million, an increase of $10.5 million or 58.5%, compared to the same period in 2007. Gross profit as a percentage of revenue for the three months ended September 30, 2008 was 45.4%, compared to 43.1% for the same period in 2007. The increase in gross profit is due to the acquisitions in the Drilling Products segment.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $12.4 million for the three months ended September 30, 2008, an increase of 61.0% compared to $7.7 million during the same period in 2007. The increase was primarily due to increased indirect personnel costs in our Chemicals and Logistics, Drilling Products and Corporate segments, increased professional fees and costs associated with our increased international efforts.

Depreciation and amortization was $3.5 million for the three months ended September 30, 2008, an increase of 114.4% compared to $1.6 million during the same period in 2007. The increase is due to higher depreciation associated with acquired assets and increased capital expenditures. In addition, amortization expense increased due to the amortization of intangible assets acquired in 2007 and 2008.

Research and development (“R&D”) costs increased to $0.5 million for the three months ended September 30, 2008 compared to $0.1 million for the same period in 2007. With the addition of our new Chemical and Logistics R&D facility near Houston in 2007, we continued to expand our R&D activity during the quarter. We also increased R&D activity in our Drilling Products segment. R&D expenditures are charged to expense as incurred.

Interest expense was $2.7 million for the three months ended September 30, 2008 versus $0.8 million in 2007. The increase was a result of higher debt levels incurred to finance the acquisitions made in the last half of 2007 and Teledrift in the first quarter of 2008. To finance the Teledrift acquisition, we issued $115.0 million senior convertible notes bearing an interest rate of 5.25% and due in 2028.

A provision for income taxes of $3.6 million was recorded for the three months ended September 30, 2008. An effective tax rate of 38.1% was applied for the three months ended September 30, 2008 versus 37.0% for the same period in 2007. The increase in our effective tax rate is primarily due to an increase in the percentage of earnings in state jurisdictions with higher state income tax rates.

Consolidated – Comparison of Nine Months Ended September 30, 2008 and 2007

Revenue for the nine months ended September 30, 2008 was $166.1 million, an increase of $51.5 million or 44.9%, compared to the same period in 2007. Revenue increased in all three of our segments due to increased drilling activity, price increases in the Chemical and Logistics segments and the increased acceptance of our products including our proprietary line of specialty chemicals. Acquisitions accounted for approximately $28.1 million of the increase.

Gross profit for the nine months ended September 30, 2008 was $75.4 million, an increase of $25.5 million or 51.2%, compared to the same period in 2007. Gross profit as a percentage of revenue for the nine months ended September 30, 2008 was 45.4%, compared to 43.5% for the same period in 2007. The increase in gross profit is due to the acquisitions in the Drilling Products segment.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $34.3 million for the nine months ended September 30, 2008, an increase of 59.9% compared to $21.5 million during the same period in 2007. The increase was primarily due to increased indirect personnel costs in our Chemicals and Logistics, Drilling Products and Corporate segments, increased professional fees and costs associated with our increased international efforts. In addition, $2.1 million of stock-based compensation expense was recorded during the nine months ended September 30, 2008 versus $0.9 million expense during the same period in 2007, associated with restricted stock and options granted to our employees, officers and directors in accordance with FAS 123R. The majority of the expense relates to stock compensation expense associated with restricted stock and option awards made to the CEO and former CFO as part of one year and five year retention programs.

Depreciation and amortization was $9.4 million for the nine months ended September 30, 2008, an increase of 107.1% compared to $4.6 million during the same period in 2007. The increase is due to higher depreciation and amortization associated with acquired assets and increased capital expenditures.

R&D costs increased to $1.3 million for the nine months ended September 30, 2008 compared to $0.4 million for the same period in 2007. With the addition of our new Chemical and Logistics R&D facility near Houston in 2007, we have expanded our R&D activity during the quarter. We also increased R&D activity in our Drilling Products segment. R&D expenditures are charged to expense as incurred.

Interest expense was $7.1 million for the nine months ended September 30, 2008 versus $2.5 million in 2007. The increase was a result of higher debt levels incurred to finance the acquisitions made in 2007 and Teledrift in the first quarter of 2008. To finance the Teledrift acquisition, we issued $115.0 million senior convertible notes bearing an interest rate of 5.25% and due in 2028.

A provision for income taxes of $8.8 million was recorded for the nine months ended September 30, 2008. An effective tax rate of 38.0% was applied for the nine months ended September 30, 2008 versus 37.0% for the same period in 2007. The increase in our effective tax rate is primarily due to an increase in the percentage of earnings in state jurisdictions with higher state income tax rates.

Results by Segment

Revenue and operating income amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 16 – Segment Information of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately.

Chemicals and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$30,390	$23,310	$82,414	$61,363
Gross profit	13,832	11,021	38,736	29,477
Gross profit %	45.5%	47.3%	47.0%	48.0%
Income from operations	$10,510	$8,883	$29,511	$23,737
Income from operations %	34.6%	38.1%	35.8%	38.7%

Chemicals and Logistics – Comparison of Three Months Ended September 30, 2008 and 2007

Chemicals and Logistics revenue increased $7.1 million, or 30.4%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase in revenue is a result of an increase in sales volume of our proprietary specialty chemicals, coupled with a price increase that went into effect in the first quarter of 2008. Sales of our proprietary, biodegradable, ‘green’ chemicals grew 37.0% to $21.9 million in the third quarter of 2008 from $16.0 million in the third quarter of 2007. The acquisition of Sooner in September 2007 accounted for approximately $1.1 million of the increase in revenue during the quarter.

Gross profit increased $2.8 million, or 25.5%, for the three months ended September 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue decreased to 45.5% for the three months ended September 30, 2008 compared to 47.3% for the three months ended September 30, 2007. The decrease in gross profit is due to increased cost of petroleum-based raw materials which was partially offset by increased sales of our higher margin proprietary ‘green’ chemicals.

Income from operations increased $1.6 million, or 18.3%, for the three months ended September 30, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue decreased to 34.6% for the three months ended September 30, 2008 compared to 38.1% for the three months ended September 30, 2007 due to higher raw material costs of surfactants and other petroleum based products, higher international sales costs and the expansion of R&D activity in the quarter.

Chemicals and Logistics – Comparison of Nine Months Ended September 30, 2008 and 2007

Chemicals and Logistics revenue increased $21.1 million, or 34.3%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in revenue is a result of an increase in sales volume of our proprietary specialty chemicals. Sales of our proprietary, biodegradable, ‘green’ chemicals grew 41.3% to $57.8 million for the nine months ended September 30, 2008 from $40.9 million in the same period in 2007. The acquisition of Sooner in September 2007 accounted for approximately $4.5 million of the increase in incremental revenue during 2008.

Gross profit increased $9.3 million, or 31.4%, for the nine months ended September 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue decreased to 47.0% for the nine months ended September 30, 2008 compared to 48.0% for the nine months ended September 30, 2007. The decrease in gross profit is due to increased cost of petroleum-based raw materials and the addition of Sooner which currently generates lower gross profit margins than our existing chemical sales.

Income from operations increased $5.8 million, or 24.3%, for the nine months ended September 30, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue decreased to 35.8% for the nine months ended September 30, 2008 compared to 38.7% for the nine months ended September 30, 2007 due to higher raw material costs of surfactants and other petroleum based products, higher international sales costs and the expansion of R&D activity in the quarter.

Drilling Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$26,628	$14,145	$70,253	$42,452
Gross profit	13,009	5,836	33,058	17,686
Gross profit %	48.9%	41.3%	47.1%	41.7%
Income from operations	$5,476	$1,757	$12,931	$5,179
Income from operations %	20.6%	12.4%	18.4%	12.2%

Drilling Products – Comparison of Three Months Ended September 30, 2008 and 2007

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

Drilling Products revenue increased $12.5 million, or 88.3%, for the three months ended September 30, 2008 compared to the same period in 2007. Acquisitions accounted for approximately $8.6 million of the increase. Growth in rentals and services associated with the expansion of our mud motor fleet contributed $2.6 million to the increase.

Gross profit increased $7.2 million, or 122.9%, for the three months ended September 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 48.9% in the third quarter of 2008 from 41.3% in the third quarter of 2007. The increase in gross profit margin resulted from organic growth and the acquisition of Teledrift and CAVO which generate higher gross profit margins than our existing business.

Income from operations increased $3.7 million, or 211.7%, for the three months ended September 30, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue increased to 20.6% in the third quarter of 2008 from 12.4% in the third quarter of 2007. This increase can also be attributed to the contributions from the Teledrift and CAVO acquisitions and expansion of our rental tool operations.

Drilling Products – Comparison of Nine Months Ended September 30, 2008 and 2007

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

Drilling Products revenue increased $27.8 million, or 65.5%, for the nine months ended September 30, 2008 compared to the same period in 2007. Acquisitions accounted for approximately $23.6 million of the increase. Revenue growth was inhibited by a four month delay in receiving spare parts which curtailed the rental of 40% of our mud motor fleet in the second quarter of 2008.

Gross profit increased $15.4 million, or 86.9%, for the nine months ended September 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 47.1% for the nine months ended September 30, 2008 from 41.7% for the same period in 2007. The increase in gross profit margin resulted from organic growth and the acquisitions of Teledrift and CAVO which generate higher gross profit margins than our existing business.

Income from operations increased $7.8 million, or 149.7%, for the nine months ended September 30, 2008 compared to the same period in 2007. Income from operations as a percentage of revenue increased to 18.4% for the nine months ended September 30, 2008 from 12.2% for the same period in 2007. This increase can also be attributed to the contributions from the Teledrift and CAVO acquisitions and expansion of our rental tool operations.

Artificial Lift

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$5,769	$4,273	$13,400	$10,794
Gross profit	1,686	1,136	3,588	2,703
Gross profit %	29.2%	26.6%	26.8%	25.0%
Income from operations	$909	$464	$1,447	$914
Income from operations %	15.8%	10.9%	10.8%	8.5%

Artificial Lift – Comparison of Three Months Ended September 30, 2008 and 2007

Artificial lift revenue increased $1.5 million for the three months ended September 30, 2008, compared to the same period in 2007 primarily due to increased drilling activity by our customers in the Powder River basin in Wyoming.

Gross profit increased $0.6 million, or 48.4%, for the three months ended September 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 29.2% in the three months ended September 30, 2008 compared to 26.6% for the same period in 2007 due to increased volume throughput.

Income from operations increased $0.4 million, or 95.9%, for the three months ended September, 30, 2008 compared to the same period in 2007 due to increased volumes. Income from operations as a percentage of revenue increased to 15.8% for the three months ended September 30, 2008 compared to 10.9% for the same period in 2007.

Artificial Lift – Comparison of Nine Months Ended September 30, 2008 and 2007

Artificial lift revenue increased $2.6 million for the nine months ended September 30, 2008, compared to the same period in 2007 primarily due to increased drilling activity by our customers in the Powder River basin in Wyoming.

Gross profit increased $0.9 million, or 32.7%, for the nine months ended September 30, 2008 compared to the same period in 2007. Gross profit as a percentage of revenue increased to 26.8% in the nine months ended September 30, 2008 compared to 25.0% for the same period in 2007. On September 30, 2007, the Company acquired for $2.5 million in cash, the patent underlying the exclusive license agreement which was part of the acquisition of Total Well Solutions, Inc. in April 2006 which relieved annual minimum royalty payment obligations of $0.4 million.

Income from operations increased $0.5 million, or 58.3%, for the nine months ended September 30, 2008 compared to the same period in 2007 due to the volume increase and the elimination of the royalty expense. Income from operations as a percentage of revenue increased to 10.8% for the nine months ended September 30, 2008 compared to 8.5% for the same period in 2007.

Capital Resources and Liquidity

Our ongoing capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of our common stock. We had cash and cash equivalents of $3.2 million at September 30, 2008 compared to $1.3 million at December 31, 2007.

Operating Activities

In the nine months ended September 30, 2008, we generated $23.4 million in cash from operating activities. Net income for the nine months ended September 30, 2008 was $14.4 million. Non-cash additions to net income during the nine months ended September 30, 2008 consisted of $9.4 million of depreciation and amortization and $2.1 million of compensation expense related to options and restricted stock awards as required under FAS No. 123R.

During the nine months ended September 30, 2008, increased working capital requirements decreased operating cash flow by $1.0 million. An increase in inventory levels in the Drilling Products segment and an increase in accounts receivable due to higher sales levels, offset by an increase in accounts payable and accrued liabilities in our Drilling Products and Artificial Lift segments contributed to the increased working capital requirements.

Investing Activities

During the nine month period ended September 30, 2008, we used $113.5 million in investing activities due to the acquisition of Teledrift and capital expenditures. Capital expenditures for the nine months ended September 30, 2008 totaled approximately $16.6 million. The most significant expenditures related to the expansion of our newly acquired Teledrift MWD tools, CAVO mud motor fleet, the addition of rental tools to expand our rental tool base, the completion of the Marlow Oklahoma facility and equipment purchases for the R&D lab in The Woodlands.

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

The Company may elect to treat an advance under the New Credit Agreement as either a “Base Rate Advance” or a “Eurodollar Advance.” For both Base Rate Advances and Eurodollar Advances, interest accrues based on a specified index rate, plus an “Applicable Margin,” which will vary from quarter to quarter. The index rate for the Base Rate Advances is the Adjusted Base Rate, which is defined as the greater of the bank’s prime rate of interest or a rate computed as described in the New Credit Agreement based on the interest applicable to certain federal securities, plus 0.5%. Through the date of the delivery by the Company to Wells Fargo Bank of its unaudited financial statements and certificate of compliance for the quarter ending March 31, 2008, the Applicable Margin for Base Rate Advances, which is added to the Adjusted Base Rate to determine the applicable interest rate, was 2.75%, with the Applicable Margin thereafter adjusting as provided in the New Credit Agreement. The index rate for the Eurodollar Advances is the Eurodollar Rate, which is a LIBOR based rate determined as provided in the New Credit Agreement. Through the date of the delivery by the Company to Wells Fargo Bank of its unaudited financial statements and certificate of compliance for the quarter ending March 31, 2008, the Applicable Margin for Eurodollar Advances, which is added to the Eurodollar Rate to determine the applicable interest rate, was 3.75%, with the Applicable Margin thereafter adjusting as provided in the New Credit Agreement.

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

As of September 30, 2008, we had $2.0 million outstanding under the revolving line of credit of the New Senior Credit Facility. Availability under the revolving line of credit as of September 30, 2008 is $23.0 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of existence of assets, notification of adverse events, ERISA compliance, joinder agreement with new subsidiaries, borrowing base audits and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, prohibition of fundamental changes, asset sales and capital expenditures. As of September 30, 2008 we were in compliance with all covenants.

Management believes that the Company has adequate resources through a combination of cash flows and available credit to meet its current obligations and debt repayment requirements.

As of September 30, 2008 the Company had approximately $0.4 million in vehicle loans and capitalized vehicle leases.

We have funded our capital requirements with operating cash flows, debt borrowings and by issuing shares of our common stock. Common stock issued during the nine months ended September 30, 2008 is described below:

•	Stock options to purchase 462,973 shares were exercised by officers, directors and employees, with proceeds of approximately $0.9 million paid to the Company.

•	52,392 shares of restricted stock were granted to employees, officers and directors in conjunction with the long term equity incentive program.

Impact of Recently Issued Accounting Standards

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position. We are currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on our results of operations and financial position.

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

During the second quarter of 2008, the Company adopted FAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 (“FSP FAS 157-2”). The FASB issued FSP FAS 157-2 which delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect FSP FAS 157-2 will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Certain financial instruments we have used to obtain capital are subject to market risks from fluctuations in market interest rates. As of September 30, 2008, we have $15.8 million of variable rate indebtedness within our credit facility. As a result, a fluctuation in market interest rates of one percentage point over the next twelve months would impact our interest expense by approximately $0.2 million.

Concentrations of Credit Risk

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents and accounts receivable. Certain of our cash and cash equivalents balances exceed FDIC insured limits or are invested in money market accounts with investment banks that are not FDIC insured. We place our cash and cash equivalents in what we believe to be credit-worthy financial institutions. Additionally, we actively monitor the credit risk of our receivable and derivative counterparties.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b) Changes in Internal Control over Financial Reporting

During the third quarter of 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the Board of Directors implemented an internal audit function within the Company to strengthen the Company’s internal control environment.

PART II – OTHER INFORMATION

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

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By:	/s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman, Chief Executive Officer and President

By:	/s/ James A. Jowett
James A. Jowett
Interim Chief Financial Officer

November 6, 2008

EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Executive Officer.

31.2	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Financial Officer.

32.1	Section 1350 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.