Form 10-Q
period 2009-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2009-05-07
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 23,490,437 shares of the issuer’s common stock, $.0001 par value, outstanding as of April 24, 2009.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$0.6	$0.2
Accounts receivable, net of allowance for doubtful accounts of $0.8 million and $1.5 million, respectively	22.0	37.2
Inventories, net	37.9	38.0
Deferred tax asset, current	0.2	0.9
Other current assets	4.7	1.3

Total current assets	65.4	77.6
Property, plant and equipment, net	66.9	66.8
Goodwill	45.5	45.5
Intangible assets, net	37.4	38.0
Deferred tax assets, less current portion	9.5	6.6

TOTAL ASSETS	$224.7	$234.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18.9	$22.7
Accrued liabilities	8.5	13.5
Accrued interest payable	0.9	2.4
Income taxes payable	—	0.9
Current portion of long-term debt	9.5	9.0

Total current liabilities	37.8	48.5

Long-term debt, less current portion	30.0	29.5
Convertible senior notes, net of discount of $23.0 million and $24.2 million at March 31, 2009 and December 31, 2008, respectively	92.0	90.8

Total liabilities	159.8	168.8

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 100,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 40,000,000 shares authorized; March 31, 2009 shares issued: 23,584,306; outstanding: 23,541,566; December 31, 2008 shares issued: 23,174,286; outstanding: 22,782,091	—	—
Additional paid-in capital	78.0	76.8
Accumulated other comprehensive income	0.1	0.1
Accumulated deficit	(12.7)	(10.7)
Treasury stock: 201,437 shares and 158,697 shares at March 31, 2009 and December 31,2008, respectively	(0.5)	(0.5)

Total stockholders’ equity	64.9	65.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224.7	$234.5

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in millions, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$40.7	$46.5

Cost of revenue	28.2	27.7

Expenses:
Selling, general and administrative	10.4	10.3
Depreciation and amortization	1.2	0.9
Research and development	0.4	0.4

Total expenses	12.0	11.6

Income from operations	0.5	7.2

Other income (expense):
Interest expense	(3.7)	(2.0)
Investment income and other	(0.1)	—

Total other income (expense)	(3.8)	(2.0)

Income/(loss) before income taxes	(3.3)	5.2
Benefit/(provision) for income taxes	1.3	(2.0)

Net income (loss)	$(2.0)	$3.2

Other comprehensive income/(loss):
Foreign currency translation adjustment	0.1	0.1

Comprehensive income/(loss)	$(1.9)	$3.3

Earnings/(loss) per common share:
Basic	$(0.10)	$0.17

Dilutive	$(0.10)	$0.17

Weighted average common shares used in computing basic earnings per common share	19,177	18,723
Incremental common shares from stock options, warrants and restricted stock	—	690

Weighted average common shares used in computing diluted earnings per common share	19,177	19,413

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2.0)	$3.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.4	2.4
Amortization of deferred financing costs	0.3	—
Accretion of debt discount	1.2	0.3
Stock compensation expense	0.5	0.7
Changes in working capital and other	(0.6)	(4.4)

Net cash provided by operating activities	2.8	2.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(96.1)
Proceeds from sale of assets	0.8	0.1
Capital expenditures	(3.9)	(3.1)

Net cash used in investing activities	(3.1)	(99.1)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	0.8
Proceeds from borrowings	3.3	13.9
Proceeds from convertible debt offering	—	115.0
Debt issuance cost	(0.3)	(4.8)
Repayments of indebtedness	(2.3)	(27.3)

Net cash provided by financing activities	0.7	97.6

Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	0.4	0.7
Cash and cash equivalents at beginning of period	0.2	1.3

Cash and cash equivalents at end of period	$0.6	$2.0

Supplemental disclosure of cash flow information:
Interest paid	$3.7	$0.9
Income taxes paid	$2.9	$0.6

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – General

These consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated condensed financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Flotek Industries, Inc. (“Flotek” or the “Company”) 2008 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts for the quarter ended March 31, 2008 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current quarter presentation. In prior periods we presented depreciation that related directly to the production of revenue as a component of Depreciation and amortization within our Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss) rather than including the portion as a component of Cost of sales. During the three months ended March 31, 2008 the amount of depreciation related to the production of revenue which we have reclassified to cost of sales was $1.5 million. Additionally, see Note 9 for discussion on the retrospective adjustments to the December 31, 2008 Consolidated Condensed Balance Sheet and the Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2008 related to the adoption of FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”)”.

Note 2 – Recent Accounting Pronouncements

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted FSP EITF 03-6-1 effective January 1, 2009. All prior-period earnings per share (“EPS”) data presented have been adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In May 2008, the FASB issued FSP 14-1, which clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP 14-1 requires retrospective application to all periods presented in the financial statements with cumulative effect of the change reported in retained earnings as of the beginning of the first period presented. Our 5.25% Convertible Senior Notes due February 2028 (the “Convertible Notes”) are affected by this new standard. Upon adopting the provisions of FSP APB 14-1, we retroactively applied its provisions and restated our condensed consolidated financial statements for prior periods.

In applying FSP 14-1, $27.8 million of the carrying value of our Convertible Notes was reclassified to equity as of the February 2008 issuance date offset by a related deferred tax liability of $10.6 million. This discount represents the equity component of the proceeds from the Convertible Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five-years, which is based on the call/put option on the debt at February 2013. Accordingly, $1.2 million and $0.3 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the first quarter of 2009 and 2008, respectively. See Note 9 for more details on the retrospective application of FSP 14-1.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted FAS No. 161 January 1, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

Note 3 – Acquisitions

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We have not acquired any companies since adopting SFAS No. 141R and accordingly the companies we acquired prior to December 15, 2008 have been accounted for under SFAS 141. The Company had no deferred acquisition costs capitalized on its Balance Sheet as of December 31, 2008 related to unconsummated acquisitions.

Acquisitions have been accounted for using the purchase method of accounting under SFAS No. 141 “Accounting for Business Combinations”. The acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation within the one year anniversary of the acquisition.

On February 14, 2008, Teledrift Acquisition, Inc, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Teledrift, Inc. (“Teledrift”) for the aggregate cash purchase price of approximately $98.0 million, which includes a purchase price adjustment of $1.8 million recorded in the third quarter of 2008. Teledrift designs and manufactures wireless survey and measurement while drilling, or MWD, tools. The Company used the majority of the proceeds from issuance of the Convertible Notes to fund this acquisition.

The following unaudited pro forma consolidated table presents information related to the Teledrift acquisition for the three month period ended March 31, 2008 and assumes the acquisitions had been completed as of January 1, 2008 (in millions, except per share data):

Three Months Ended March 31, 2008
Revenue	$48.4
Income before income taxes	6.3
Net income	3.9
Basic earnings per common share	$0.21
Diluted earnings per common share	0.20

Note 4 – Product Revenue

The Company generates revenue through three main sales channels: Products, Rentals and Services. In most instances we generate revenue through these channels on an integrated basis. Sales channel information is set out in the table below:

	Three Months Ending March 31,
	2009	2008
	(unaudited)
	(in millions)
Revenue:
Product	$26.9	$31.0
Rental	9.9	11.3
Service	3.9	4.2

	$40.7	$46.5

Cost of Revenue:
Product	$17.4	$18.9
Rental	5.9	4.9
Service	2.7	2.4
Depreciation	2.2	1.5

	$28.2	$27.7

Within the Drilling Products segment amounts billed to customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as rental revenue with the carrying value of the related equipment charged to cost of sales. This amount totaled $0.8 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

Note 5 – Inventories

The components of inventories as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in millions)
Raw materials	$10.5	$16.2
Work-in-process	1.0	1.9
Finished goods (includes in-transit)	28.9	22.3

Gross inventories	40.4	40.4
Less: Slow-moving and obsolescence reserve	(2.5)	(2.4)

Inventories, net	$37.9	$38.0

Note 6 – Property, Plant and Equipment

As of March 31, 2009 and December 31, 2008, Property, plant and equipment comprised the following:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in millions)
Land	$1.3	$1.3
Buildings and leasehold improvements	19.4	16.3
Machinery and equipment	10.6	8.8
Rental tools	48.0	47.1
Equipment in progress	1.9	5.5
Furniture and fixtures	1.3	1.2
Transportation equipment	5.0	4.9
Computer equipment	1.6	1.3

Total property, plant and equipment	89.1	86.4
Less: Accumulated depreciation	(22.2)	(19.6)

Property, plant and equipment, net	$66.9	$66.8

Depreciation expense for the three months ended March 31, 2009 and 2008 was $2.9 million and $2.1 million, respectively. Depreciation expense that directly relates to activities that generate revenue amounted to $2.2 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively, and is recorded within Cost of revenue in our Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss).

Note 7 – Goodwill

We evaluate the carrying value of goodwill during the fourth quarter of each year and on an interim basis, if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. Our goodwill balance was $45.5 million at March 31, 2009 and December 31, 2008.

Note 8 – Intangible Assets

The components of intangible assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in millions)
Patents	$6.3	$6.3
Customer lists	28.6	28.6
Non-compete	1.7	1.7
Brand name	6.2	6.2
Supply contract	1.7	1.7
Other	0.5	0.5
Accumulated amortization	(12.1)	(11.5)

Total	32.9	33.5
Deferred financing costs	6.0	5.6
Accumulated amortization	(1.5)	(1.1)

Net deferred financing costs	4.5	4.5

Intangible assets, net	$37.4	$38.0

Intangible and other assets are being amortized on a straight-line basis ranging from 2 to 20 years. We recorded amortization expense related to our intangible assets in Depreciation and amortization in our Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) of $0.5 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

Note 9 – Long-Term Debt

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
	(in millions)
Convertible Senior Notes	$115.0	$115.0
Discount on Convertible Senior Notes	(23.0)	(24.2)

Convertible Senior Notes, net of discount	$92.0	$90.8

Long-term debt:
Senior Credit Facility
Equipment term loans	$32.0	$34.0
Real estate term loans	0.8	0.8
Revolving line of credit	5.6	2.3
Promissory note to stockholders of acquired business, maturing December 2009	0.4	0.5
Other	0.7	0.9

Total	39.5	38.5
Less: Current portion	(9.5)	(9.0)

Long-term debt, less current portion	$30.0	$29.5

Convertible Senior Notes

On February 11, 2008, the Company entered into an underwriting agreement (the “Convertible Notes Underwriting Agreement”) with the subsidiary guarantors named therein (the “Guarantors”) and Bear, Stearns & Co. Inc. (the “Underwriter”). The Convertible Notes Underwriting Agreement related to the issuance and sale (the “Convertible Notes Offering”) of $100.0 million aggregate principal amount of the Company’s Convertible Notes. The Convertible Notes are guaranteed on a senior, unsecured basis by the Guarantors. Pursuant to the Convertible Notes Underwriting Agreement, the Company granted the Underwriter a 13-day over-allotment option to purchase up to an additional $15.0 million aggregate principal amount of the Convertible Notes, which was exercised in full on February 12, 2008. The net proceeds received from the issuance of the Convertible Notes was $111.8 million.

The Convertible Notes Underwriting Agreement contained customary representations, warranties and agreements by the Company and the Guarantors, and customary conditions to closing, indemnification obligations of both the Company and the Guarantors, on the one hand, and the Underwriter, on the other hand, including liabilities under the Securities Act of 1933, obligations of the parties and termination provisions.

The Company used the net proceeds from the Convertible Notes Offering to finance the acquisition of Teledrift and for general corporate purposes.

FSP 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount would be accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our Convertible Notes are affected by this new standard. The Company assumed an 11.5% non-convertible rate and an expected term of the debt of five years to determine the debt discount. The expected term of five years is based upon the time until a call/put option on the Convertible Notes at February 2013 can be exercised and the effective tax rate assumed at the inception of the Convertible Notes was 38.0%. FSP 14-1 requires retrospective application to all periods presented. The effect of the application on Stockholders’ Equity as of December 31, 2008 was $15.0 million, which consisted of the discount on the debt of $27.8 million and the related deferred tax liability of $10.6 million at inception net of the accretion of the discount of $ 3.6 million and related tax effect of $1.4 million through December 31, 2008. For the three months ended March 31, 2009 and 2008 the accretion of the discount was $1.2 million and $0.3 million, respectively. As of March 31, 2009 and December 31, 2008, unamortized debt discount was $23.0 million and $24.2 million, respectively. The following tables reflect the previously described retrospective adjustments related to FSP 14-1 on amounts previously reported as of December 31, 2008 and the three months ended March 31, 2008:

	December 31, 2008
	As reported	As adjusted
	(in millions)
Deferred tax assets, less current portion	$15.8	$6.6
TOTAL ASSETS	243.7	234.5

Convertible senior notes, net of discount	115.0	90.8
Additional paid-in capital	59.6	76.8
Retained earnings (deficit)	(8.5)	(10.7)
Total stockholders’ equity	50.7	65.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	243.7	234.5

	For the three months ended March 31, 2008
	As reported	As adjusted
	(in millions, except per share data)
Interest expense	$(1.7)	$(2.0)
Total other income (expense)	(1.7)	(2.0)
Income before taxes	5.5	5.2
Provision for income taxes	(2.1)	(2.0)
Net income	3.4	3.2

Basic earnings per common share	0.18	0.17
Diluted earnings per common share	0.18	0.17

Senior Credit Facility

On February 4, 2008, the Company entered into a Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement (as amended, modified or supplemented prior to the date thereof, the “Senior Credit Facility”), dated as of August 31, 2007, between the Company and Wells Fargo Bank, National Association. The Senior Credit Facility consisted of a revolving line of credit, an equipment term loan and two real estate term loans. The Amendment permitted the Company to consummate the acquisition of Teledrift, to issue up to $150 million of our Convertible Notes to fund the purchase price of Teledrift, and to incur additional capital expenditures, and includes new financial covenants and other amendments.

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

The New Revolving Credit Facility will mature and be payable in full on March 31, 2011. The Company must make mandatory prepayments under the New Term Loan Facility annually beginning April 15, 2009, equal to 50% of the Company’s excess cash flow for the previous calendar year and accordingly paid $4.8 million on that date. The Company is required to repay the aggregate outstanding principal amount of the New Term Loan Facility in quarterly installments of $2.0 million, commencing with the quarter ending June 30, 2008 and accordingly made a $2.0 million payment on March 31, 2009. All remaining amounts owed pursuant to the New Term Loan Facility mature and will be payable in full on March 31, 2011.

Interest accrues on amounts under the New Credit Facility at variable rates based on, at the Company’s election, the prime rate or LIBOR, plus an applicable margin specified in the New Credit Agreement as amended by the Second Amendment. A minimum of 50% of Advances as defined in the New Credit Agreement must be swapped from a floating to a fixed interest rate. At March 31, 2009, the interest rate swap had a notional amount of $21.0 million, swap rate of 3.32% and a fair value of ($0.5 million). The Company records the fair value of the swap in Accrued liabilities and the unrealized loss in Other income (expense). The Company has no other derivative instruments.

The rate of interest related to borrowings outstanding under the New Credit Agreement was approximately 5.14% and 5.20% at March 31, 2009 and March 31, 2008, respectively.

The maximum amount of credit available under the New Revolving Credit Facility is based on a percentage of the Company’s eligible inventory and accounts receivable. The obligations of the Company under the New Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

The New Credit Agreement contains certain financial and other covenants, including a minimum net worth covenant, a maximum leverage ratio covenant, a minimum fixed charge coverage ratio covenant, a maximum senior leverage ratio covenant, a covenant restricting capital expenditures, a covenant limiting the incurrence of additional indebtedness, and a covenant restricting acquisitions. Certain of these covenants were amended in February and March 2009 when the Company entered into the First Amendment and Temporary Waiver Agreement and the Second Amendment to our New Credit Agreement with our lenders (collectively the “Amendments”). At March 31, 2009, we were in compliance with all covenants under our Credit Agreement and the Amendments.

As of March 31, 2009, we had $5.6 million outstanding under the revolving line of credit of the New Senior Credit Facility. Total availability under the revolving line of credit as of March 31, 2009 was approximately $9.4 million.

As of March 31, 2009, the Company had approximately $0.4 million outstanding in vehicle loans and capitalized vehicle leases.

Note 10 – Fair Value Disclosure

The following table presents information about the Company’s liability measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Level 1	Level 2	Level 3	Total
Convertible Senior Notes	—	$29.9	—	$29.9

The Company determined the estimated fair value amount of the Convertible Notes by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debt-holder could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Note 11 – Treasury Stock

For the three month period ended March 31, 2009, 42,740 shares previously issued as restricted stock awards (“RSAs”) to employees were forfeited or cancelled during 2009 and accounted for as treasury stock.

The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Stockholders’ equity. The Company currently does not have nor intends to initiate a share repurchase program.

Note 12 – Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options and unvested restricted stock) less the number of common shares assumed to be purchased with the exercise proceeds using the average market price of the Common Stock for each of the periods presented. Due to the Net loss in 2009, approximately 218,000 shares of dilutive shares relating to unvested restricted shares and options have been excluded from the calculation of Diluted EPS due to their anti-dilutive effect.

In connection with the Convertible Notes Offering, the Company entered into a Share Lending Agreement with Bear Stearns International Ltd. (“BSIL”). In view of the contractual undertakings of BSIL in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under accounting principles generally accepted in the United States of America, the borrowed shares should not be considered outstanding for the purpose of computing and reporting the Company’s earnings per share.

Note 13 – Stock-Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123R (“FAS 123R”). FAS 123R requires all stock-based payments, including grants of stock options, to be recognized in the income statement as an operating expense over the vesting period, based on their fair values. The Company follows the “modified prospective” method of adoption of FAS 123R whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed.

In the first quarter of 2009, the Company awarded approximately 651,000 stock options to certain employees under the 2007 Long-Term Incentive Plan (the “2007 Plan”). The fair value of these stock options, based on the Black-Scholes calculation, range from $1.35 to $1.68 per share. As of March 31, 2009, the Company has approximately 1,456,000 stock options outstanding of which 678,000 were vested.

In the first quarter of 2009, the Company awarded approximately 410,000 RSAs to certain employees and non-employee directors under the 2007 Plan, all of which vest over a 4 year period. A summary of RSA activity for the quarter ended March 31, 2009 follows:

2009
Unvested as of January 1,	233,498
Granted	410,020
Vested	(1,760)
Forfeited	(42,740)

Unvested as of March 31,	599,018

Approximately $0.5 million and $0.7 million of stock-based compensation expense was recognized during the three-month periods ended March 31, 2009 and 2008, respectively, related to stock option grants and RSAs. As of March 31, 2009, total stock-based compensation related to unvested awards (stock options and RSAs) was approximately $7.3 million and the weighted-average period over which this cost will be recognized was approximately 3.2 years.

Note 14 – Income Taxes

The effective income tax rate for the three-month periods ended March 31, 2009 and 2008 was 39.4% and 38.0%, respectively.

Our effective income tax rate in 2009 and 2008 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction.

Our current corporate organization structure requires us to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.

Note 15 – Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental to its business. The Company believes that the ultimate resolution of the routine litigation that may develop will not have a material adverse impact on the Company’s financial position, results of operation or cash flows.

Note 16 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has determined that there are three reportable segments:

•

The Chemicals and Logistics segment is made up of two business units. The specialty chemical business unit designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The logistics business unit manages automated bulk material handling, loading facilities and blending capabilities for oilfield service companies.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 2—Summary of Significant Accounting Policies” in our December 31, 2008 Form 10-K. Inter-segment sales are accounted for at fair value as if sales were to third parties and are eliminated in the consolidated financial statements.

Summarized unaudited financial information concerning the segments for the three months ending March 31, 2009 and 2008 is shown in the following tables (in millions):

Three months ended March 31, 2009	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Revenue	$17.2	$18.4	$5.1	$—	$40.7
Income (loss) from operations	$4.4	$(0.7)	$0.8	$(4.0)	$0.5

Three months ended March 31, 2008
Revenue	$23.6	$19.3	$3.6	$—	$46.5
Income (loss) from operations	$8.2	$2.8	$0.2	$(4.0)	$7.2

Revenue generated from international sales for the three months ended March 31, 2009 and 2008 was $5.1 million and $3.8 million, respectively.

Identifiable assets by reportable segment were as follows (in millions):

	March 31, 2009	December 31, 2008
	(unaudited)
Chemicals and Logistics	$35.9	$44.1
Drilling Products	170.9	176.3
Artificial Lift	15.3	16.1
Corporate and Other	2.6	(2.0)

Total assets	$224.7	$234.5

Goodwill by reportable segment was as follows (in millions):

	March 31, 2009	December 31, 2008
	(unaudited)
Chemicals and Logistics	$11.6	$11.6
Drilling Products	33.9	33.9
Artificial Lift	—	—

Total assets	$45.5	$45.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections and statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Flotek. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated condensed financial statements and the accompanying notes to the consolidated condensed financial statements (the “Notes”).

We are a technology-driven growth company serving the oil, gas, and mining industries. We operate in select domestic and international markets including the Gulf Coast, the Southwest and the Rocky Mountains, Canada, Mexico, Central America, South America, Europe and Asia. We provide products and services to address the drilling and production-related needs of oil and gas companies through our three business segments: Chemicals and Logistics, Drilling Products and Artificial Lift. The Chemicals and Logistics segments provides a full spectrum of oilfield specialty chemicals used for drilling, cementing, stimulation, and production designed to maximize recovery from both new and mature fields. The Drilling Products segment provides downhole drilling tools used in the oilfield, mining, water-well and industrial drilling sectors. We manufacture, sell, rent and inspect specialized equipment for use in drilling, completion, production and work-over activities. The Artificial Lift segment provides pumping system components, including electric submersible pumps, or ESPs, gas separators, production valves and services. Our products address the needs of coal bed methane and traditional oil and gas production to efficiently move gas, oil and other fluids from the producing horizon to the surface. The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality products and services, and maintain a competitive cost structure. Activity levels are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production. See “Business” in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information on these operations.

We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and geographic presence in key markets. On February 14, 2008 we completed the acquisition of Teledrift Inc. (“Teledrift”).

Market Conditions

Our operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of work-over activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas and the volatility and expectations of future oil and natural gas prices. Our results of operations also depend heavily on the pricing we receive from our customers, which depends on activity levels, availability of equipment and other resources, and competitive pressures. These market factors often lead to volatility in our revenue and profitability. Historical market conditions are reflected in the table below:

	Three Months Ended March 31,
	2009	% Change		2008
Rig Count: (1)
U.S.	1,105	(38.5	) %	1,797
Canada	196	(52.0	) %	408

Commodity Prices :
Crude Oil (West Texas Intermediate)	$49.64	(51.1	) %	$101.54
Natural Gas (Henry Hub)	$3.58	(63.7	) %	$9.86

(1)	Estimate of drilling activity as measured by active drilling rigs based on Baker Hughes Inc. rig count information.

U.S. Rig Count

Demand for our services in the United States is primarily driven by oil and natural gas drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of crude oil and natural gas. During the last 10 years, the lowest annual U.S. rig count averaged 601 in fiscal 1999 and the highest annual U.S. rig count averaged 1,851 in fiscal 2008.

With the retraction of oil and natural gas prices over the past six months, tightening and uncertainty in the credit markets, and the global economic slowdown, drilling rig activity in the U.S. has declined significantly from November 2008 through April 2009. We expect to see a leveling off of these reductions and eventual increase in U.S. drilling activity in 2009. The ultimate magnitude and duration of the reduction is uncertain and will ultimately be influenced by a number of factors, including commodity prices, global demand for oil and natural gas, supplies and depletion rates of oil and natural gas reserves, and government policy with respect to the financial credit crisis.

Canadian Rig Count

The demand for our services in Canada is primarily driven by oil and natural gas drilling activity, and similar to the United States, tends to be extremely volatile. During the last 10 years, the lowest annual rig count averaged 212 in fiscal 1999 and the highest annual rig count averaged 502 in fiscal 2006. Similar to activity in the United States, drilling rig activity in Canada has gradually declined since November 2008.

Outlook

As provided under “Market Conditions” above, our operations are primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity. The global economic slowdown has led to a steep decline in oil and natural gas prices, with current prices significantly below their historic highs in July 2008. These steep price declines have reduced cash flows of oil and gas producers and have led to significant reductions in drilling activity, particularly in the U.S. market.

We expect U.S. drilling rig activity to be lower in the second quarter of 2009 than the rig count of 1,105 rigs working at the end of the first quarter of 2009. Thereafter, we expect sequential rig activity to begin to increase for the remainder of the year. We anticipate that service and product pricing pressures will continue in most U.S. markets as a result of the decline in drilling activity. We are monitoring customer activities closely and are taking measures to right-size our organization to reduce costs and meet customer demand. We expect drilling activity in Canada to decline from current levels late in the second quarter of 2009, as the Canadian market enters the seasonal spring break-up period, resulting in sequential activity decline.

Results of Operations

	Three Months Ended March 31,
	2009	2008
	(in millions)
Revenue	$40.7	$46.5

Cost of revenue (1)	28.2	27.7

Expenses:
Selling, general and administrative	10.4	10.3
Depreciation and amortization	1.2	0.9
Research and development	0.4	0.4

Total operating expenses	12.0	11.6

Income from operations	0.5	7.2
Income from operations (% of revenue)	1.2%	15.4%

Other income (expense):
Interest expense (2)	(3.7)	(2.0)
Investment income and other	(0.1)	—

Total other income (expense)	(3.8)	(2.0)
Income/(loss) before income taxes	(3.3)	5.2
Benefit/(provision) for income taxes (3)	1.3	(2.0)

Net income (loss)	$(2.0)	$3.2

(1)	Includes Depreciation directly related to production of Revenue of $2.2 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively.
(2)	Includes Interest expense related to the application of FSP 14-1 of $1.2 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.
(3)	Includes Income tax benefit related to the application of FSP 14-1 of $0.7 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

Consolidated – Comparison of Three Months Ended March 31, 2009 and 2008

Revenue for the three months ended March 31, 2009 was $40.7 million, a decrease of $5.8 million or 12.5%, compared to the same period in 2008. Revenue decreased in our Chemicals and Logistics and Drilling Products segments primarily as a result of decreased demand and pricing pressure. This decrease was partially offset by an increase in revenue in the Artificial Lift segment as a result of our increased market share in certain geographic areas of North America.

Gross profit for the three months ended March 31, 2009 was $12.5 million, a decrease of $6.3 million or 33.5%, compared to the same period in 2008. Gross profit as a percentage of revenue for the three months ended March 31, 2009 was 30.7%, compared to 40.4% for the same period in 2008. The decrease in gross profit is due to pricing pressure across all of our segments.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were approximately $10.4 million and $10.3 million for the three months ended March 31, 2009 and 2008, respectively.

Depreciation and amortization was $1.2 million for the three months ended March 31, 2009, an increase of $0.3 million, compared to $0.9 million during the same period in 2008. The increase is due to higher depreciation associated with acquired assets and increased capital expenditures during 2008. In addition, amortization expense increased due to the amortization of intangible assets acquired in 2007 and 2008.

Research and development (“R&D”) costs were $0.4 million for the three months ended March 31, 2009 and 2008, but increased as a percentage of revenue. We have maintained our R&D costs consistent between the periods to facilitate future growth in our business.

Interest expense was $3.7 million for the three months ended March 31, 2009 versus $2.0 million in 2008. The increase was a result of higher debt levels incurred to finance the Teledrift acquisition, the accretion of the debt discount associated with our Convertible Notes and increased working capital needs. To finance the Teledrift acquisition, we issued $115.0 million Convertible Notes bearing an interest rate of 5.25% that are due in 2028.

A benefit for income taxes of $1.3 million was recorded for the three months ended March 31, 2009. An effective tax rate of 39.4% was applied for the three months ended March 31, 2009 versus 38.0% for the same period in 2008. The decrease in our effective tax rate is primarily due to our operating loss and a shifting of earnings between states.

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

Chemicals and Logistics

	Three Months Ended March 31,
	2009	2008
	(in millions)
Revenue	$17.2	$23.6
Income from operations	$4.4	$8.2
Income from operations (% of revenue)	25.6%	34.7%

Chemicals and Logistics – Comparison of Three Months Ended March 31, 2009 and 2008

Chemicals and Logistics revenue decreased $6.4 million, or 27.1%, for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in revenue is a result of decreased activity related to well fracturing activities and increased pricing pressure due to the recent decline in oil and gas exploration activities. Sales of our proprietary, biodegradable, ‘green’ chemicals declined 21.6% to $12.3 million in the first quarter of 2009 from $15.7 million in the first quarter of 2008.

Income from operations decreased $3.8 million, or 46.3%, for the three months ended March 31, 2009 compared to the same period in 2008. Income from operations as a percentage of revenue decreased to 25.6% for the three months ended March 31, 2009 compared to 34.7% for the three months ended March 31, 2008 due to higher raw material costs and lower revenues.

Drilling Products

	Three Months Ended March 31,
	2009	2008
	(in millions)
Revenue	$18.4	$19.3
Income/(loss) from operations	$(0.7)	$2.8
Income/(loss) from operations (% of revenue)	(3.8)%	14.5%

Drilling Products – Comparison of Three Months Ended March 31, 2009 and 2008

In February 2008 we acquired substantially all the assets of Teledrift, which specializes in designing and manufacturing wireless survey and measurement while drilling, or (“MWD”), tools.

Drilling Products revenue decreased $0.9 million, or 4.6%, for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was partially offset by revenues from Teledrift for the full quarter. The decrease was a result of lower drilling activities in North America and competitive pricing pressures. We have partially mitigated the effect of this revenue decline by maintaining our share of remaining business activity and through growth in new areas, particularly the Northeastern United States.

Income from operations decreased $3.5 million, or 125.0%, for the three months ended March 31, 2009 compared to the same period in 2008. Income from operations as a percentage of revenue decreased to a loss of (3.8%) in the first quarter of 2009 from 14.5% in the first quarter of 2008. This decrease can be attributed to a declining sales base and increased pricing pressure.

Artificial Lift

	Three Months Ended March 31,
	2009	2008
	(in millions)
Revenue	$5.1	$3.6
Income from operations	$0.8	$0.2
Income from operations (% of revenue)	15.7%	5.6%

Artificial Lift – Comparison of Three Months Ended March 31, 2009 and 2008

Artificial Lift revenue increased $1.5 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to an increase in our market share in the Powder River basin in Wyoming.

Income from operations increased $0.6 million, or 300.0%, for the three months ended March 31, 2009 compared to the same period in 2008 mainly due to increased sales volume related to increased market share. Income from operations as a percentage of revenue increased to 15.7% for the three months ended March 31, 2009 compared to 5.6% for the same period in 2008.

Capital Resources and Liquidity

Our ongoing capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. We have funded our capital requirements with operating cash flows and debt borrowings. We had cash and cash equivalents of $0.6 million at March 31, 2009 compared to $0.2 million at December 31, 2008. Total availability under our credit facility amounted to $9.4 million at March 31, 2009.

Operating Activities

In the three months ended March 31, 2009, we generated $2.8 million in cash from operating activities. Net loss for the three months ended March 31, 2009 was $2.0 million. Non-cash additions to net income during the three months ended March 31, 2009 consisted primarily of $3.5 million of depreciation and amortization, $0.5 million of compensation expense related to options and restricted stock awards as required under FAS No. 123R and $1.2 million related to the accretion of the debt discount related to our Convertible Notes.

During the three months ended March 31, 2009, working capital decreased operating cash flow by $0.7 million due mainly to payments of accounts payable and accrued liabilities offset by collections of accounts receivable.

Investing Activities

During the three months ended March 31, 2009, we used $3.1 million in investing activities primarily due to capital expenditures. Capital expenditures for the three months ended March 31, 2009 totaled approximately $3.9 million. The most significant expenditures related to the expansion of our Teledrift MWD tools, CAVO mud motor fleet and the addition of rental tools to expand our rental tool base.

Financing Activities

As of March 31, 2009, we had $5.6 million outstanding under the revolving line of credit of the New Senior Credit Facility. Total availability under the revolving line of credit as of March 31, 2009 was $9.4 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. As of March 31, 2009 we were in compliance with all covenants.

As of March 31, 2009 the Company had approximately $0.4 million in vehicle loans and capitalized vehicle leases.

Management believes that the Company has adequate resources through a combination of cash on-hand, operating cash flows and available credit to meet its current obligations and debt repayment requirements for the fiscal year. Our principle source of liquidity, other than cash flows from operations, is our revolving line of credit under our amended Senior Credit Facility. The borrowing base under our revolving line of credit is based on our accounts receivable and inventory. As a result of the current decline in oil and gas drilling activity, our revenues and inventory are decreasing which will likely reduce our borrowing capacity under our revolving line of credit. We are working to lower our working capital needs and have focused on cash collections of our accounts receivable balances. Management is reviewing additional financing alternatives that would increase our liquidity should the need arise.

On March 24, 2009, Flotek was notified by the New York Stock Exchange (the “NYSE”) that Flotek had fallen below one of the NYSE’s continued listing standards. Flotek received this notification pursuant to Rule 802.01B(I) of the NYSE Listed Company Manual because its average market capitalization has been less than $75 million over a 30-day trading period and its last reported stockholder’s equity was less than $75 million.

We requested and received an extension for submitting a plan from the NYSE. We intend to submit a plan by May 22, 2009, that demonstrates our ability to achieve compliance with Rule 802.01B(I) within an 18 month cure period. If the NYSE accepts the plan, our common stock will continue to be listed on the NYSE during the cure period, subject to quarterly monitoring by the NYSE of our compliance with the plan and our compliance with other NYSE continued listing requirements. If we do not submit this plan on a timely basis, the NYSE does not accept our plan or we do not achieve compliance within the 18 month cure period our common stock may become delisted, which may adversely affect our ability to raise capital in the public markets to meet our liquidity needs or strategic growth initiatives.

Impact of Recently Issued Accounting Standards

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share (“EPS”) data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP 14-1 does not permit early application but does require retrospective application to all periods presented in the financial statements (with cumulative effect of the change reported in retained earnings as of the beginning of the first period presented. Our Convertible Notes are affected by this new standard. Upon adopting the provisions of FSP APB 14-1, we retrospectively applied its provisions and restated our condensed consolidated financial statements for prior periods.

In applying FSP 14-1, $27.8 million of the carrying value of our Convertible Notes was reclassified to equity as of the February 2008 issuance date. This amount represents the equity component of the proceeds from the Convertible Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five-years, which is based on the call/put option on the debt at February 2013. Accordingly, $1.2 million and $0.3 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the first quarter of 2009 and 2008, respectively.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted FAS No. 161 on January 1, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations

Critical Accounting Policy

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Form 10-K, filed on March 16, 2009, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies section.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2009, there had not been a material change in the interest rate risk information disclosed in the “Quantitative and Qualitative Disclosures About Market Risk” set forth in Item 7A of our 2008 Form 10-K.

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

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in April 2009, the Board of Directors implemented an internally staffed audit function within the Company to strengthen the Company’s internal control environment. Previously we outsourced the function to an accounting firm.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the New York Stock Exchange (“NYSE”). Under the NYSE’s continued listing standards, a company will be considered to be below compliance standards if, among other things, (i) both its average market capitalization is less than $75 million over a 30 trading-day period and its stockholders’ equity is less than $75 million; (ii) its average market capitalization is less than $15 million over a 30 trading-day period, which will result in immediate initiation of suspension procedures; or (iii) the average closing price of a listed security is less than $1.00 over a consecutive 30 trading-day period. On March 24, 2009, we received notification from the NYSE that we are not in compliance with the NYSE’s continued listing requirements because both our 30 trading-day average market capitalization and our last reported stockholders’ equity were below the respective $75 million requirements. When a listed company’s stock falls below the market capitalization and stockholders’ equity standard, a company is considered “below criteria,” and the company is permitted to submit a business plan demonstrating its ability to return to compliance with these continued listing standards within 18 months of receipt of the NYSE notification. We have notified the NYSE that we intend to submit a business plan that will advise the NYSE of definitive action we have taken, or are taking, that will bring us into conformity with the NYSE continued listing standards within the required period. However, if our plan is not approved or if we are unable to regain compliance with the NYSE listing requirements, our stock could be delisted from trading on the NYSE. A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and (iii) decreasing the amount of news and analyst coverage for us. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships, and our ability to attract and retain personnel by means of equity compensation could be impaired.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On May 6, 2009, Scott D. Stanton, 41, was appointed the Company’s Vice President of Finance and Chief Accounting Officer, to serve as such as at the pleasure of the Board of Directors. Mr. Stanton is a Certified Public Accountant. Prior to joining Flotek, from 2006 to 2008, Mr. Stanton was Vice President, Finance and Assistant Controller of Office Depot, Inc. From 2005 to 2006, Mr. Stanton was Assistant Controller of Novelis, Inc. From 2004 to 2005, Mr. Stanton was Vice President Technical Accounting and Integration for Cendent Travel Distribution Services – Galileo International Inc., and from 2002 to 2004 was Director of Accounting for Cendent. Prior to being named Chief Accounting Officer, Mr. Stanton provided consulting services through his wholly-owned consulting firm for the Company related to the preparation of the Company’s Annual Report on Form 10-K from February 2, 2009 to April 19, 2009, for which his firm was paid approximately $143,000.

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

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By:	/s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman, Chief Executive Officer and President

By:	/s/ Jesse E. Neyman
Jesse E. Neyman
Chief Financial Officer

May 7, 2008

EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Executive Officer.

31.2	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Financial Officer.

32.1	Section 1350 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.