Form 10-Q
period 2009-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2009-08-13
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 23,462,089 shares of the issuer’s common stock, $.0001 par value, outstanding as of July 23, 2009.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2.7	$0.2
Accounts receivable, net of allowance for doubtful accounts of $0.8 million and $1.5 million, respectively	15.1	37.2
Inventories, net	31.9	38.0
Deferred tax asset, current	0.5	0.9
Other current assets	14.1	1.3

Total current assets	64.3	77.6
Property, plant and equipment, net	65.0	66.8
Goodwill	27.0	45.5
Intangible assets, net	36.3	38.0
Deferred tax assets, less current portion	9.5	6.6

TOTAL ASSETS	$202.1	$234.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11.5	$22.7
Accrued liabilities	8.0	13.5
Accrued interest payable	2.8	2.4
Income taxes payable	0.2	0.9
Current portion of long-term debt	9.3	9.0

Total current liabilities	31.8	48.5
Long-term debt, less current portion	31.8	29.5
Convertible senior notes, net of discount of $21.9 million and $24.2 million at June 30, 2009 and December 31, 2008, respectively	93.1	90.8

Total liabilities	156.7	168.8

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 100,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 40,000,000 shares authorized; June 30, 2009 shares issued: 23,697,430; outstanding: 22,886,251; December 31, 2008 shares issued: 23,174,286; outstanding: 22,782,091	—	—
Additional paid-in capital	78.3	76.8
Accumulated other comprehensive income	0.1	0.1
Accumulated deficit	(32.5)	(10.7)
Treasury stock: 235,341 shares and 158,697 shares at June 30, 2009 and December 31,2008, respectively	(0.5)	(0.5)

Total stockholders’ equity	45.4	65.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202.1	$234.5

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$23.5	$56.8	$64.2	$103.3

Cost of revenue	19.8	32.0	48.0	59.7

Expenses:
Impairment of Goodwill	18.5	—	18.5	—
Selling, general and administrative	9.0	11.6	19.4	21.9
Depreciation and amortization	1.3	1.7	2.5	2.6
Research and development	0.4	0.5	0.8	0.9

Total expenses	29.2	13.8	41.2	25.4

Income (loss) from operations	(25.5)	11.0	(25.0)	18.2

Other income (expense):
Interest expense	(3.8)	(3.8)	(7.5)	(5.8)
Investment income and other	(0.1)	—	(0.2)	—

Total other income (expense)	(3.9)	(3.8)	(7.7)	(5.8)
Income (loss) before income taxes	(29.4)	7.2	(32.7)	12.4
Benefit (provision) for income taxes	9.6	(2.7)	10.9	(4.7)

Net income (loss)	$(19.8)	$4.5	$(21.8)	$7.7

Other comprehensive income/(loss):
Foreign currency translation adjustment	—	—	—	0.1

Comprehensive income/(loss)	$(19.8)	$4.5	$(21.8)	$7.8

Earnings/(loss) per common share:
Basic	$(1.01)	$0.23	$(1.11)	$0.40
Diluted	$(1.01)	$0.23	$(1.11)	$0.39
Weighted average common shares used in computing basic earnings per common share (in thousands)	19,676	19,223	19,544	19,135
Incremental common shares from stock options, warrants and restricted stock (in thousands)	—	445	—	528

Weighted average common shares used in computing diluted earnings per common share (in thousands)	19,676	19,668	19,544	19,663

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(21.8)	$7.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7.0	5.9
Amortization of deferred financing costs	0.7	0.3
Accretion of debt discount	2.3	1.3
Impairment of Goodwill	18.5	—
Stock compensation expense	0.7	1.5
Changes in working capital and other	(3.7)	(6.1)

Net cash provided by operating activities	3.7	10.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(96.1)
Proceeds from sale of assets	1.5	0.6
Capital expenditures	(4.9)	(9.2)

Net cash used in investing activities	(3.4)	(104.7)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	0.9
Purchase of treasury stock	—	(0.1)
Proceeds from borrowings	9.6	31.7
Proceeds from convertible debt offering	—	115.0
Debt issuance cost	(0.4)	(5.5)
Repayments of indebtedness	(7.0)	(45.2)

Net cash provided by financing activities	2.2	96.8

Effect of exchange rate changes on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	2.5	2.7
Cash and cash equivalents at beginning of period	0.2	1.3

Cash and cash equivalents at end of period	$2.7	$4.0

Supplemental disclosure of cash flow information:
Interest paid	$4.2	$1.7
Income taxes paid	$3.2	$5.9

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – General

These consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These consolidated condensed financial statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Flotek Industries, Inc. (“Flotek”, the “Company”, “us” or “we”) 2008 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Certain amounts for the quarter ended and the six months ended June 30, 2008 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current quarter presentation. In prior periods we presented depreciation that related directly to the production of revenue as a component of Depreciation and amortization within our Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss) rather than including the portion as a component of Cost of sales. During the three and six months ended June 30, 2008 the amount of depreciation related to the production of revenue which we have reclassified to cost of sales was $1.8 million and $3.3 million, respectively. Additionally, see Note 9 for discussion on the retrospective adjustments to the December 31, 2008 Consolidated Condensed Balance Sheet and the Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2008 related to the adoption of FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).

Note 2 – Recent Accounting Pronouncements

In July 2009, the FASB ratified EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“EITF 09-1”). EITF 09-1 addresses the accounting for an entity’s own-share lending arrangement initiated in conjunction with convertible debt or other financing offering and the effect a share-lending arrangement has on earnings per share. Additionally, EITF 09-1 addresses the accounting and earnings per share implications for defaults by the share borrower, both when a default becomes probable of occurring and when a default actually occurs. EITF 09-1 is effective for interim or annual periods beginning on or after June 15, 2009 for share-lending arrangements entered into in those periods. For all other arrangements within the scope, EITF 09-1 is applied retrospectively to share-lending arrangements that are outstanding as of the beginning of the fiscal year beginning on or after December 15, 2009. Early adoption is prohibited. We are currently evaluating the effect that EITF 09-1 will have on our consolidated condensed financial statements.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No.168 establishes the Codification as the source of authoritative U.S. GAAP and supersedes all non-SEC accounting and reporting standards. This standard is effective for interim and annual periods ending after September 15, 2009. The adoption of the standard will not have a material effect on our consolidated condensed financial statements. The primary effect will be in the consolidated footnotes where references to U.S. GAAP and to new FASB pronouncements will be based on the sections of the code rather than to individual FASB standards.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). This statement sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the period after the balance-sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 effective June 30, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 107-1, APB 28-1effective June 30, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

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

In May 2008, the FASB issued FSP 14-1, which clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP 14-1 requires retrospective application to all periods presented in the financial statements with cumulative effect of the change reported in retained earnings as of the beginning of the first period presented. Our 5.25% Convertible Senior Notes due February 2028 (the “Convertible Notes”) are affected by this new standard. Upon adopting the provisions of FSP 14-1, we retroactively applied its provisions and restated our consolidated condensed financial statements for prior periods.

In applying FSP 14-1, $27.8 million of the carrying value of our Convertible Notes was reclassified to equity as of the February 2008 issuance date and offset by a related deferred tax liability of $10.6 million. This discount represents the equity component of the proceeds from the Convertible Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five years, which is based on the call/put option on the debt at February 2013. Accordingly, $1.1 million and $1.0 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $1.3 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the six months ended June 30, 2009 and 2008, respectively. See Note 9 for more details on the retrospective application of FSP 14-1.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

Note 3 – Acquisitions

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS No. 141R”), to replace Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). SFAS No. 141R requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We have not acquired any companies since adopting SFAS No. 141R on January 1, 2009, and accordingly the companies we acquired prior to December 15, 2008 have been accounted for under SFAS 141. The Company had no deferred acquisition costs capitalized on its Balance Sheet as of December 31, 2008 related to unconsummated acquisitions.

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

The following unaudited pro forma consolidated table presents information related to the Teledrift acquisition for the six month period ended June 30, 2008 and assumes the acquisitions had been completed as of January 1, 2008 (in millions, except per share data):

Six Months Ended June 30, 2008
Revenue	$105.2
Income before income taxes	14.5
Net income	9.0
Basic earnings per common share	$0.47
Diluted earnings per common share	0.46

Note 4 – Product Revenue

The Company generates revenue through three main sales channels: Products, Rentals and Services. In most instances we generate revenue through these channels on an integrated basis. Sales channel information is set out in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(in millions)
Revenue
Product	$14.6	$36.5	$41.5	$67.5
Rental	6.1	15.1	16.0	26.4
Service	2.8	5.2	6.7	9.4

	$23.5	$56.8	$64.2	$103.3

Cost of revenue
Product	$12.4	$21.6	$29.8	$40.5
Rental	3.6	5.8	9.5	10.7
Service	1.5	2.8	4.2	5.2
Depreciation	2.3	1.8	4.5	3.3

	$19.8	$32.0	$48.0	$59.7

Within the Drilling Products segment amounts billed to customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as rental revenue with the carrying value of the related equipment charged to cost of sales. The revenue for lost-in-hole totaled $0.8 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.

Note 5 – Inventories

The components of inventories as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
	(in millions)
Raw materials	$9.8	$16.2
Work-in-process	1.2	1.9
Finished goods (includes in-transit)	25.3	22.3

Gross inventories	36.3	40.4
Less: Slow-moving and obsolescence reserve	(4.4)	(2.4)

Inventories, net	$31.9	$38.0

Note 6 – Property, Plant and Equipment

As of June 30, 2009 and December 31, 2008, Property, plant and equipment comprised the following:

	June 30, 2009	December 31, 2008
	(unaudited)
	(in millions)
Land	$1.3	$1.3
Buildings and leasehold improvements	19.5	16.3
Machinery and equipment	10.7	8.8
Rental tools	50.0	47.1
Equipment in progress	0.8	5.5
Furniture and fixtures	1.3	1.2
Transportation equipment	4.6	4.9
Computer equipment	1.7	1.3

Total property, plant and equipment	89.9	86.4
Less: Accumulated depreciation	(24.9)	(19.6)

Property, plant and equipment, net	$65.0	$66.8

Depreciation expense for the three months ended June 30, 2009 and 2008 was $2.8 million and $2.4 million, respectively, and for six months ended June 30, 2009 and 2008 was $5.7 million and $4.0 million, respectively. Depreciation expense that directly relates to activities that generate revenue amounted to $2.3 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $4.5 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively. These amounts are recorded within Cost of revenue in our Consolidated Condensed Statements of Income (Loss) and Comprehensive Income (Loss).

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

Due to the continued macro-economic conditions affecting the oil and gas industry and the financial performance of all of our reporting units, Management decided to test for evidence of impairment in the second quarter of 2009. The assessment for impairment focused mainly on the Teledrift and Chemical and Logistics reporting units as these are the only reporting units with material amounts of goodwill and other intangible assets. Based upon this evaluation, we recorded an impairment charge of approximately $18.5 million for goodwill related to the Teledrift reporting unit in the second quarter of 2009. The impairment analysis for the Chemical and Logistics reporting unit did not result in any impairment.

The analysis conducted on the intangible assets of both the Teledrift and Chemical and Logistics reporting units did not result in any impairment as the calculated fair value of these assets exceeded their book value. Our recoverability assessment of these intangible assets considered company-specific projections, assumptions about market participant views and the company’s overall market capitalization around the testing period. All of those factors worsened during the first half of 2009 compared to amounts used for the 2008 evaluations.

Our goodwill balance was $27.0 and $45.5 million at June 30, 2009 and December 31, 2008, respectively.

Note 8 – Intangible Assets

The components of intangible assets at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
	(in millions)
Patents	$6.3	$6.3
Customer lists	28.6	28.6
Non-compete	1.7	1.7
Brand name	6.2	6.2
Supply contract	1.7	1.7
Other	0.4	0.5
Accumulated amortization	(12.8)	(11.5)

Total	32.1	33.5
Deferred financing costs	6.0	5.6
Accumulated amortization	(1.8)	(1.1)

Net deferred financing costs	4.2	4.5

Intangible assets, net	$36.3	$38.0

Intangible and other assets are being amortized on a straight-line basis ranging from two to 20 years. We recorded amortization expense related to our intangible assets in Depreciation and amortization in our Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) of $0.8 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $1.3 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.

Note 9 – Long-Term Debt

Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
	(in millions)
Convertible Senior Notes	$115.0	$115.0
Discount on Convertible Senior Notes	(21.9)	(24.2)

Convertible Senior Notes, net of discount	$93.1	$90.8

Long-term debt:
Senior Credit Facility
Equipment term loans	$25.2	$34.0
Real estate term loans	0.8	0.8
Revolving line of credit	14.2	2.3
Promissory note to stockholders of acquired business, maturing December 2009	0.3	0.5
Other	0.6	0.9

Total	41.1	38.5
Less: Current portion	(9.3)	(9.0)

Long-term debt, less current portion	$31.8	$29.5

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

FSP 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount would be accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our Convertible Notes are affected by this new standard. The Company assumed an 11.5% non-convertible rate and an expected term of the debt of five years to determine the debt discount. The expected term of five years is based upon the time until a call/put option on the Convertible Notes at February 2013 can be exercised and the effective tax rate assumed at the inception of the Convertible Notes was 38.0%. FSP 14-1 requires retrospective application to all periods presented. The effect of the application on Stockholders’ Equity as of December 31, 2008 was $15.0 million, which consisted of the discount on the debt of $27.8 million and the related deferred tax liability of $10.6 million at inception net of the accretion of the discount of $ 3.6 million and related tax effect of $1.4 million through December 31, 2008. For the three months ended June 30, 2009 and 2008 the accretion of the discount was $1.1 million and $1.0 million, respectively. For the six months ended June 30, 2009 and 2008 the accretion of the discount was $2.3 million and $1.3 million, respectively.

As of June 30, 2009 and December 31, 2008, unamortized debt discount was $21.9 million and $24.2 million, respectively. The following tables reflect the previously described retrospective adjustments related to FSP 14-1 on amounts previously reported as of December 31, 2008 and the three and six months ended June 30, 2008:

	December 31, 2008
	As reported	As adjusted
	(in millions)
Deferred tax assets, less current portion	$15.8	$6.6
TOTAL ASSETS	243.7	234.5

Convertible senior notes, net of discount	115.0	90.8
Additional paid-in capital	59.6	76.8
Retained earnings (deficit)	(8.5)	(10.7)
Total stockholders’ equity	50.7	65.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	243.7	234.5

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	As reported	As adjusted	As reported	As adjusted
	(in millions, except per share data)		(in millions, except per share data)
Interest expense	$(2.8)	$(3.8)	$(4.5)	$(5.8)
Total other income (expense)	(2.8)	(3.8)	(4.5)	(5.8)
Income before taxes	8.2	7.2	13.7	12.4
Provision for income taxes	(3.1)	(2.7)	(5.2)	(4.7)
Net income	5.1	4.5	8.5	7.7

Basic earnings per common share	0.26	0.23	0.44	0.40
Diluted earnings per common share	0.26	0.23	0.43	0.39

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

The New Revolving Credit Facility will mature and be payable in full on March 31, 2011. The Company must make mandatory prepayments under the New Term Loan Facility annually beginning April 15, 2009, equal to 50% of the Company’s excess cash flow for the previous calendar year and accordingly paid $4.8 million on that date. The Company is required to repay the aggregate outstanding principal amount of the New Term Loan Facility in quarterly installments of $2.0 million, commencing with the quarter ending June 30, 2008 and accordingly the Company has made $2.0 million quarterly payments in 2008 and 2009, including the payment on June 30, 2009. All remaining amounts owed pursuant to the New Term Loan Facility mature and will be payable in full on March 31, 2011.

Interest accrues on amounts under the New Senior Credit Facility at variable rates based on, at the Company’s election, the prime rate or LIBOR, plus an applicable margin specified in the New Credit Agreement as amended by the Second Amendment to Credit Agreement dated as of March 13, 2009 (the “Second Amendment”). A minimum of 50% of Advances as defined in the New Credit Agreement must be swapped from a floating to a fixed interest rate. At June 30, 2009, the interest rate swap had a notional amount of $21.0 million, swap rate of 2.875% and a fair value of ($0.4 million). The Company records the fair value of the swap in Accrued liabilities and the unrealized loss in Other income (expense). The Company has no other derivative instruments.

The rate of interest related to borrowings outstanding under the New Credit Agreement was approximately 8.00% at June 30, 2009.

The maximum amount of credit available under the New Revolving Credit Facility is based on a percentage of the Company’s eligible inventory and accounts receivable. The obligations of the Company under the New Credit Agreement are guaranteed by the Company’s domestic subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries.

The New Credit Agreement contains certain financial and other covenants, including a minimum net worth covenant, a maximum leverage ratio covenant, a minimum fixed charge coverage ratio covenant, a maximum senior leverage ratio covenant, a covenant restricting capital expenditures, a covenant limiting the incurrence of additional indebtedness, and a covenant restricting acquisitions. Certain of these covenants were amended in February and March 2009 when the Company entered into the First Amendment and Temporary Waiver Agreement and the Second Amendment to our New Credit Agreement with our lenders (collectively the “Amendments”). At June 30, 2009, we were not in compliance with all covenants under our New Credit Agreement and the Amendments. However, as described in Note 17 – Subsequent Events, on August 11, 2009, we entered into a further amendment to our Credit Agreement modifying the financial covenants in the Credit Agreement and waiving any covenant violations as of June 30, 2009.

As of June 30, 2009, we had $14.2 million outstanding under the revolving line of credit of the New Senior Credit Facility. Total availability under our credit facility amounted to $0.1 million at June 30, 2009.

As of June 30, 2009, the Company had approximately $0.2 million outstanding in vehicle loans and capitalized vehicle leases.

Note 10 – Fair Value Disclosure

The following table presents information about the Company’s liability measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Level 1	Level 2	Level 3	Total
Convertible Senior Notes	—	$46.0	—	$46.0

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

Note 11 – Treasury Stock

For the three and six month periods ended June 30, 2009, 33,904 and 76,644 shares, respectively, previously issued as restricted stock awards (“RSAs”) to employees, were forfeited or cancelled during 2009 and accounted for as treasury stock.

The Company accounts for treasury stock using the cost method and includes treasury stock as a component of Stockholders’ equity. The Company currently neither has nor intends to initiate a share repurchase program.

Note 12 – Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options) less the number of common shares assumed to be purchased with the exercise proceeds using the average market price of the Common Stock for each of the periods presented. Due to the Net loss for the three and six month periods ended June 30, 2009, approximately 110,000 and 163,000 shares, respectively, of dilutive shares relating to stock options have been excluded from the calculation of Diluted EPS due to their anti-dilutive effect.

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

In 2009, the Company awarded approximately 690,000 stock options to certain employees under the 2007 Long-Term Incentive Plan (the “2007 Plan”). The fair value of these stock options, based on the Black-Scholes calculation, range from $0.80 to $1.66 per share. As of June 30, 2009, the Company has approximately 1,244,000 stock options outstanding of which approximately 499,000 are vested.

In 2009, the Company awarded approximately 423,000 RSAs to certain employees and non-employee directors under the 2007 Plan, all of which vest over a 4 year period. A summary of RSA activity for the six months ended June 30, 2009 follows:

2009
Unvested as of January 1,	233,498
Granted	423,144
Vested	(4,160)
Forfeited	(76,644)

Unvested as of June 30,	575,838

Approximately $0.2 million and $0.7 million of stock-based compensation expense was recognized during the three-month periods ended June 30, 2009 and 2008, respectively, related to stock option grants and RSAs. Approximately $0.7 million and $1.5 million of stock-based compensation expense was recognized during the six-month periods ended June 30, 2009 and 2008, respectively, related to stock option grants and RSAs. As of June, 30, 2009 total stock-based compensation related to unvested awards (stock options and RSAs) was approximately $5.1 million, and the weighted-average period over which this cost will be recognized is approximately 3.0 years.

Note 14 – Income Taxes

The effective income tax rate for the three months ended June 30, 2009 and 2008 was 32.7% and 37.9%, respectively. The effective income tax rate for the six months ended June 30, 2009 and 2008 was 33.3% and 37.9%, respectively.

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

Note 15 – Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental to its business. The Company believes that the ultimate resolution of the routine litigation that may develop will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Summarized unaudited financial information concerning the segments for the three and six months ending June 30, 2009 and 2008 is shown in the following tables (in millions):

Three months ended June 30, 2009	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Revenue	$9.5	$11.5	$2.5	$—	$23.5
Income (loss) from operations	$1.6	$(23.4)	$—	$(3.7)	$(25.5)

Three months ended June 30, 2008
Revenue	$28.4	$24.3	$4.1	$—	$56.8
Income (loss) from operations	$10.8	$4.7	$0.3	$(4.8)	$11.0

Six months ended June 30, 2009	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Revenue	$26.7	$29.9	$7.6	$—	$64.2
Income (loss) from operations	$6.0	$(24.1)	$0.8	$(7.7)	$(25.0)

Six months ended June 30, 2008
Revenue	$52.0	$43.6	$7.7	$—	$103.3
Income (loss) from operations	$19.0	$7.5	$0.5	$(8.8)	$18.2

Revenue generated from international sales for the three months ended June 30, 2009 and 2008 was $3.2 million and $5.7 million, respectively. Revenue generated from international sales for the six months ended June 30, 2009 and 2008 was $8.3 million and $9.5 million, respectively.

Identifiable assets by reportable segment were as follows (in millions):

	June 30, 2009	December 31, 2008
	(unaudited)
Chemicals and Logistics	$33.0	$44.1
Drilling Products	142.6	176.3
Artificial Lift	12.5	16.1
Corporate and Other	14.0	(2.0)

Total assets	$202.1	$234.5

Goodwill by reportable segment was as follows (in millions):

	June 30, 2009	December 31, 2008
	(unaudited)
Chemicals and Logistics	$11.6	$11.6
Drilling Products	15.4	33.9
Artificial Lift	—	—

Total goodwill	$27.0	$45.5

Note 17 – Subsequent Events

Through August 13, 2009, management has evaluated the events or transactions that have occurred for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the June 30, 2009 balance sheet date in its financial statements and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date.

Shareholder Lawsuit

On August 7, 2009, a class action suit was commenced in the United States District Court for the Southern District of Texas on behalf of purchasers of the common stock of the Company between May 8, 2007 and January 23, 2008, inclusive, seeking to pursue remedies under the Securities Exchange Act of 1934.

The complaint alleges that, throughout the time period indicated, Flotek failed to disclose material adverse facts about the Company’s true financial condition, business and prospects. Specifically, the complaint alleges that defendants failed to disclose the following adverse facts, among others: (i) the Company was experiencing weakness in its Rocky Mountain sales region due to its decision to not cut prices to the level of its competitors; (ii) the Company’s operating profit margins were being negatively impacted as customers increasingly opted to rent equipment instead of purchasing it; (iii) sales in the Company’s chemicals division were declining due to a decrease in fracing activity; and (iv) as a result of the foregoing, defendants’ positive statements concerning the Company’s guidance and prospects were lacking in a reasonable basis at all relevant times.

Since August 7, 2009, several other class action suits have been commenced by others concerning the foregoing matters. At this time and due to the recent filing of the lawsuits the Company is unable to provide further details.

The Company is subject to claims and legal actions in the ordinary course of our business. The Company believes that all such claims and actions currently pending against the Company are either adequately covered by insurance or would not have a material adverse effect.

Issuance of Preferred Stock

On August 11, 2009, we entered into agreements with a limited number of accredited investors to issue and sell in a private placement an aggregate of 16,000 units (“Units”) at a price of $1,000 per Unit. Each Unit is comprised of (i) one share of cumulative redeemable convertible preferred stock, (ii) warrants to purchase up to 155 shares of Flotek’s common stock at an exercise price of $2.31 per share and (iii) contingent warrants to purchase up to 500 shares of Flotek’s Common Stock at an exercise price of $2.45 per share. Each share of preferred stock will be convertible into 434.782 shares of common stock (for a conversion price of $2.30 per share), subject to adjustment in certain events. The closing of this private placement occurred on August 12, 2009, resulting in our receipt of gross proceeds of $16.0 million. The net proceeds received by Flotek in the private placement will be approximately $15 million. Flotek will use the net proceeds to reduce borrowings under its bank credit facility, thereby providing additional liquidity, and for general corporate purposes.

Each share of preferred stock has a liquidation preference of $1,000. Dividends on the preferred stock are payable quarterly in cash or, at Flotek’s option after obtaining shareholder approval, in shares of Flotek common stock based on the volume weighted average price of such shares for the ten trading days prior to the date the dividend is paid. Dividends will accrue at the rate of 15% of the liquidation preference per annum, and will be cumulative from the date on which the preferred stock is issued. The dividend rate will increase to 17.5% if Flotek has not obtained shareholder approval of (1) the contingent warrants described below, (2) the payment of dividends on the preferred stock in shares of common stock, and (3) an amendment to the Company’s certificate of incorporation increasing the shares of authorized common stock (“Shareholder Approval”) within 120 days following the closing of the private placement, will increase further to 20% if Shareholder Approval is not obtained within 240 days, and will revert to 15% upon any subsequent obtaining of such Shareholder Approval. Dividends will accumulate if not paid quarterly. Classification of the preferred shares as an equity instrument is contingent upon shareholder approval, which is expected to be obtained before the end of the next reporting period.

The preferred stock will, at Flotek’s option after Shareholder Approval (but not earlier than six months after the date on which the preferred stock was issued), be automatically converted into shares of common stock if the closing price of the common stock is equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the preferred stock automatically converts and Flotek has not previously paid holders amounts equal to at least 8 quarterly dividends on the preferred stock, Flotek will also pay to the holders, in connection with any automatic conversion, and amount, in cash or shares of common stock (based on the market value of the common stock), equal to 8 quarterly dividends less any dividends previously paid to holders of the preferred stock.

Holders of the preferred stock will have no voting rights except as provided by law and as provided in the certificate of designation for the preferred stock. Holders of the preferred stock will have voting rights with respect to issuances of other preferred stock that is senior in rights to the preferred stock issued in the private placement and to amendments to the Company’s certificate of incorporation or the certificate of designations governing the preferred stock that would amend or adversely affect the rights of the preferred stock. In addition, in the event that dividends are not paid for any six quarters, whether or not consecutive, then the number of directors that make up Flotek’s Board of Directors will be increased to permit the holders of the majority of the then outstanding shares of preferred stock, voting separately as a class, to elect two directors.

Flotek will be required to make an offer to the holders of the preferred stock to repurchase any or all outstanding shares of preferred stock for cash at a price equal to 110% the liquidation preference of the preferred stock, plus accrued and unpaid dividends to the repurchase date, if Shareholder Approval has not been obtained by June 30, 2011. Flotek may redeem any of the preferred stock beginning on the third anniversary of the closing of the private placement. The initial redemption price will be 105% of the liquidation preference, declining to 102.5% on the fourth anniversary of the closing, and to 100% on or after the fifth anniversary of the closing, in each case plus accrued and unpaid dividends to the redemption date.

We also issued warrants in the private placement, of which warrants to purchase up to an aggregate of 2,480,000 shares of our Common Stock are currently exercisable at an exercise price of $2.31 per share (the “Exercisable Warrants”) and warrants to purchase up to 8,000,000 shares of our Common Stock are only exercisable after we obtain shareholder approval at an exercise price of $2.45 per share (the “Contingent Warrants”, and collectively with the Current Warrants, the “Warrants”).

The Exercisable Warrants will expire if not exercised within 60 months after the closing of the private placement. Subject to shareholder approval, the Exercisable warrants will contain anti-dilution price protection in the event Flotek issues shares of Common Stock or securities exercisable for or convertible into Common Stock at a price per share less than the exercise price of the Exercisable Warrants, subject to certain exceptions.

The Contingent Warrants will not be exercisable until after Shareholder Approval has been obtained (but regardless of whether shareholders approve payment of dividends on the preferred stock in shares of common stock). The Contingent Warrants will be exercisable only for cash unless Flotek is in breach of its obligations under the purchase agreements to provide an effective registration statement for the resale of the shares of common stock issuable upon exercise of the Contingent Warrants. The Contingent Warrants will expire if not exercised within the earlier of 60 months after Shareholder Approval or 98 months after the closing of the private placement. The Contingent warrants will contain anti-dilution price protection in the event Flotek issues shares of Common Stock or securities exercisable for or convertible into Common Stock at a price per share less than the exercise price of the Contingent Warrants, subject to certain exceptions.

Neither the Units nor the securities comprising the Units have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration statement or exemption from registration.

Amendment of Credit Facility

In connection with the private placement, we also entered into an amendment to our Credit Facility. We entered into a Third Amendment and Waiver to the Credit Agreement (the “Third Amendment”) which (i) waives certain potential defaults would have occurred pursuant to the Credit Agreement as of June 30, 2009 without such a waiver, (ii) modifies certain of the financial and other covenants contained in the Credit Agreement, (iii) provides that we are permitted us to retain all of the net proceeds of the private placement, and also under most circumstances any proceeds derived by the Company from the exercise of any of the warrants issued in the private placement, and (iv) permits us to pay dividends in cash on the preferred stock in certain circumstances.

We determined during the second quarter of 2009 that the Company would breach the Leverage Ratio, the Fixed Charge Coverage Ratio, and the Net Worth covenants of the Credit Agreement as of the quarter end of June 30, 2009 and during subsequent quarters unless the Bank waived the possible June 30, 2009 breaches and these covenants were amended prospectively. The Third Amendment modifies these covenants in the manner requested by the Company as described below.

The Third Amendment amended the Leverage Ratio covenant. “Leverage Ratio” is defined as the ratio that the debt of the Company bears to its trailing EBITDA (net income plus interest, tax, depreciation and amortization expense and other non-cash charges). The Third Amendment amends this covenant as follows: (i) there would be no Leverage Ratio covenant applicable to the periods beginning with the second quarter of 2009 through and including the first quarter of 2010, and (ii) thereafter, the Leverage Ratio could not exceed (a) 4.75 to 1.00 for the quarter ending on June 30, 2010, (b) 4.00 to 1.00 for the quarter ending on September 30, 2010, and (c) 3.75 to 1.00 for each quarter ending on or after December 31, 2010.

The Third Amendment also amends the Fixed Charge Coverage Ratio covenant of the Credit Agreement. The Credit Agreement defines “Fixed Charge Coverage Ratio” as the ratio of (a) the Company’s EBITDA for the trailing four quarters to (b) Fixed Charges for those four quarters. “Fixed Charges” is defined as the sum of (i) interest expense, (ii) scheduled debt payments, including capital leases payments, (iii) taxes payments, and (iv) actual maintenance capital expenditures. The Third Amendment modifies this covenant by: (a) waiving the Fixed Charge Coverage Ratio for the second quarter of 2009, and (b) amending the Fixed Charge Coverage Ratio covenant for subsequent periods to provide that this ratio may not be less than: (i) 0.75 to 1.00 for the quarter ending September 30, 2009, (ii) 1.10 to 1.00 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010, and (iii) 1.25 to 1.00 for each quarter ending on or after June 30, 2010. EBITDA and Fixed Charges will be determined for this purpose based on annualized results beginning with the results of the quarter ending September 30, 2009.

In addition, the Third Amendment amends the minimum Net Worth requirement set forth in the Credit Agreement. “Net Worth” is the shareholder’s equity of the Company and its subsidiaries, subject to certain adjustments. The Third Amendment modifies this covenant to now require that Net Worth at least equal (i) 90% of the Company’s Net Worth as of the end of the fiscal quarter ended June 30, 2009, plus (ii) 75% of the Company’s net income for each fiscal quarter ending after June 30, 2009 in which such net income is greater than $0 plus (iii) an amount equal to 100% of any proceeds of equity issuances by the Company after June 30, 2009.

Pursuant to the Third Amendment, the Company will be required to maintain through June 30, 2010 at least $5.0 million of cash and availability under its revolving line of credit pursuant to the Credit Agreement, and has agreed to increase the amount of the annual principal payment it is required to make pursuant to the Credit Agreement with respect to its term facility from 50% of Excess Cash Flow to 75% of Excess Cash Flow. “Excess Cash Flow” is the Company’s EBITDA, subject to certain adjustments, minus (b) the sum of the following during such period: (i) taxes, (ii) permitted capital expenditures, (iii) cash interest expense, and (iv) principal installment payments and optional prepayments of the term facility.

In addition, the Third Amendment makes certain other changes to the Credit Agreement, including making changes to the Credit Agreement relating to permitted debt, operating leases, acquisitions, and asset sales.

CEO Retirement

On August 11, 2009, we entered into a Retirement Agreement with Jerry Dumas, our Chairman and Chief Executive Officer, providing for his retirement from the Company. Pursuant to this Retirement Agreement: (i) Mr. Dumas will remain as Chief Executive Officer of the Company until the earlier of the date of the election of his replacement or January 1, 2010, (ii) Mr. Dumas will remain as Chairman of the Board and a director of the Company until the Company’s 2010 annual stockholders’ meeting, (iii) Mr. Dumas will remain as an employee of the Company through June 30, 2010, (iv) Mr. Dumas will perform throughout the term of his employment such duties as shall be assigned to him by the Board of Directors of the Company, which duties will not exceed the scope of the responsibilities of the Chief Executive Officer or President of the Company, and (v) Mr. Dumas will assist in the transition of his duties as the Chief Executive Officer and President of the Company to his successor for 3 months after any such successor is elected. John W. Chisholm, one of our directors, will act as our interim President pending the election of a new Chief Executive Officer of the Company by providing services to Flotek through two companies controlled by Mr. Chisholm for which he will receive remuneration of $32,000 per month. The Retirement Agreement provides for the payment to Mr. Dumas of his current salary through June 30, 2010, a one-time payment of $225,000 on June 30, 2010, and for acceleration of vesting of his outstanding equity grants as of June 30, 2010.

Additionally, on August 11, 2009, Mr. Dumas purchased 200 Units related to the private placement for $200,000.

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

We are a technology-driven growth company serving the oil, gas, and mining industries. We operate in select domestic and international markets including the Gulf Coast, the Southwest and the Rocky Mountains, Canada, Mexico, Central America, South America, Europe and Asia. We provide products and services to address the drilling and production-related needs of oil and gas companies through our three business segments: Chemicals and Logistics, Drilling Products and Artificial Lift. The Chemicals and Logistics segments provides a full spectrum of oilfield specialty chemicals used for drilling, cementing, stimulation, and production designed to maximize recovery from both new and mature fields. The Drilling Products segment provides downhole drilling tools used in the oilfield, mining, water-well and industrial drilling sectors. We manufacture, sell, rent and inspect specialized equipment for use in drilling, completion, production and work-over activities. The Artificial Lift segment provides pumping system components, including electric submersible pumps, or ESPs, gas separators, production valves and services. Our products address the needs of coal bed methane and traditional oil and gas production to efficiently move gas, oil and other fluids from the producing horizon to the surface. The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality products and services, and maintain a competitive cost structure. Activity levels are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production. See “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information on these operations.

We have made strategic acquisitions and other investments during the past several years in an effort to expand our product offering and geographic presence in key markets. On February 14, 2008 we completed the acquisition of Teledrift.

Market Conditions

Our operations are driven primarily by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of work-over activity. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas and the volatility and expectations of future oil and natural gas prices. Our results of operations also depend heavily on the pricing we receive from our customers, which depends on activity levels, availability of equipment and other resources, and competitive pressures. These market factors often lead to volatility in our revenue and profitability. Historical market conditions are reflected in the table below:

	June 30,
	2009	% Change	2008
Rig Count: (1)
U.S.	917	(52.1)%	1,913
Canada	148	(58.4)%	356

Commodity Prices :
Crude Oil (West Texas Intermediate)	$69.82	(50.1)%	$139.96
Natural Gas (Henry Hub)	$3.72	(71.8)%	$13.19

(1)	Estimate of drilling activity as measured by active drilling rigs based on Baker Hughes Inc. rig count information.

U.S. Rig Count

Demand for our services in the United States is driven primarily by oil and natural gas drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of crude oil and natural gas. During the last 10 years, the lowest average annual U.S. rig count was 601 in fiscal 1999 and the highest average annual U.S. rig count was 1,851 in fiscal 2008.

With the retraction of oil and natural gas prices over the past nine months, tightening and uncertainty in the credit markets, and the global economic slowdown, drilling rig activity in the U.S. has declined significantly from November 2008 through July 2009. We have begun to see a leveling off of these reductions and expect to see eventual increase in U.S. drilling activity in 2009. The ultimate magnitude and duration of the reduction is uncertain and will ultimately be influenced by a number of factors, including commodity prices, global demand for oil and natural gas, supplies and depletion rates of oil and natural gas reserves, and government policy with respect to the financial credit crisis.

Canadian Rig Count

The demand for our services in Canada is driven primarily by oil and natural gas drilling activity, and similar to the United States, tends to be extremely volatile. During the last 10 years, the lowest average annual rig count was 212 in fiscal 1999 and the highest average annual rig count was 502 in fiscal 2006. Similar to activity in the United States, drilling rig activity in Canada has declined since November 2008.

Outlook

As described under “Market Conditions” above, our operations are driven primarily by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of work-over activity. The global economic slowdown has led to a steep decline in oil and natural gas prices in the first quarter of this year. Since that time the price of oil has increased while natural gas prices have remained relatively stagnant, with current prices significantly below their historic highs in July 2008. The result of this price volatility is a reduction in cash flows of oil and gas producers and has led to significant reductions in drilling activity, particularly in the U.S. market.

The average U.S. drilling rig activity was 934 during the second quarter, less than the average rig count of 1,344 rigs working in the first quarter. In the third quarter, we expect rig activity to stabilize and then begin to increase later in the year. We anticipate that service pricing pressures will continue in most U.S. markets as a result of the decline in drilling activity. We are monitoring customer activities closely and taking appropriate measures within our organization to reduce costs and meet customer demand. Drilling activity in Canada declined from first quarter levels during the second quarter, as the Canadian market entered the seasonal spring break-up period.

Non-Cash Impairment

As a result of our interim review of goodwill and other intangible assets, we recorded a non-cash charge of $18.5 million to impair goodwill in our Teledrift reporting unit, which is a part of our Drilling Products segment. We test goodwill for impairment on an annual basis at a reporting unit level in the fourth quarter of every year. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. Testing of goodwill requires the use of a two step impairment test that identifies potential goodwill impairment and measures the amount of an impairment loss to be recognized (if any).

The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the test shall be performed to measure the amount of impairment loss, if any. Based upon our assessment, we determined that a potential impairment existed for goodwill recorded in the Teledrift reporting unit.

The second step of the goodwill impairment test, which is used to measure the amount of impairment loss, compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in a manner similar to determining the amount of goodwill recognized in a business combination. Accordingly, we assigned the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. We performed that assignment process only for purposes of testing goodwill for impairment and did not write up or write down a recognized asset or liability, nor did we recognize a previously unrecognized intangible asset as a result of this allocation process. We determined that the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill for the Teledrift reporting unit mentioned above and recognized an impairment loss equal to that excess.

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

Factors that effected these calculations include broad economic drivers that were impacted beginning late in the fourth quarter of 2008 that continued through the first six months of 2009. We adjusted our activities in the later stages of 2008 and in the first six months of 2009 in an effort to address the impact these factors were having on our customers and lessen the adverse impact on our forecasted results. Given the general economic climate, we assessed our 2009 full year forecast compared to the base year used in our prior year goodwill test and looked to other indicators of then-current market participant information. We anticipate a continued challenging environment for 2009 followed by some recovery beginning in 2010.

An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment shall be based on the carrying amount of the asset at the date it is tested for recoverability. A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Due to the significantly changing business conditions late in the fourth quarter of 2008 through the first six months of 2009, we determined a test of our long-lived assets for potential impairment was appropriate. Based upon our analysis, we concluded that our long-lived assets were not impaired in any of our reporting units.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Revenue	$23.5	$56.8	$64.2	$103.3
Cost of revenue (1)	19.8	32.0	48.0	59.7
Expenses:
Impairment of Goodwill	18.5	—	18.5	—
Selling, general and administrative	9.0	11.6	19.4	21.9
Depreciation and amortization	1.3	1.7	2.5	2.6
Research and development	0.4	0.5	0.8	0.9

Total expenses	29.2	13.8	41.2	25.4

Income (loss) from operations	(25.5)	11.0	(25.0)	18.2
Income (loss) from operations %	(108.5)%	19.4%	(38.9)%	17.6%
Other income (expense):
Interest expense (2)	(3.8)	(3.8)	(7.5)	(5.8)
Investment income and other	(0.1)	—	(0.2)	—

Total other income (expense)	(3.9)	(3.8)	(7.7)	(5.8)
Income (loss) before income taxes	(29.4)	7.2	(32.7)	12.4
Benefit (provision) for income taxes (3)	9.6	(2.7)	10.9	(4.7)

Net income (loss)	$(19.8)	$4.5	$(21.8)	$7.7

Basic Earnings Per Share	$(1.01)	$0.23	$(1.11)	$0.40

Diluted Earnings Per Share	$(1.01)	$0.23	$(1.11)	$0.39

(1)	Includes Depreciation directly related to production of Revenue of $2.3 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $4.5 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.
(2)	Includes Interest expense related to the application of FSP 14-1 of $1.1 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.
(3)	Includes Income tax benefit related to the application of FSP 14-1 of zero and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.

Non-GAAP Reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Income (loss) from operations	$(25.5)	$11.0	$(25.0)	$18.2
Impairment of Goodwill	18.5	—	18.5	—

Adjusted income (loss) from operations	(7.0)	11.0	(6.5)	18.2
Adjusted income (loss) from operations %	(29.8)%	19.4%	(10.1)%	17.6%
Total other income (expense)	(3.9)	(3.8)	(7.7)	(5.8)
Benefit (provision) for income taxes (4)	3.4	(2.7)	4.7	(4.7)

Adjusted net income (loss)	$(7.5)	$4.5	$(9.5)	$7.7

Adjusted Basic Earnings Per Share	$(0.38)	$0.23	$(0.49)	$0.40

Adjusted Diluted Earnings Per Share	$(0.38)	$0.23	$(0.49)	$0.39

(4)	Excludes the tax benefit of $6.2 million related to the impairment for the three and six months ended June 30, 2009.

Consolidated – Comparison of Three and Six Months Ended June 30, 2009 and 2008

Revenue declined in all periods across all of our segments due to a decrease in demand for our products and services as natural gas prices, well completions and rig count fell approximately 60%. We also experienced pricing pressure due to increased competition and decreased demand.

Gross profit decreased in all periods due to continued pricing pressures and lower demand for our services.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. We implemented a program to reduce fixed costs during the first half of this year designed to more closely align these costs with our current level of operations. We accomplished these reductions through strategic in-sourcing of certain professional fees, personnel reductions and elimination of certain initiatives not aligned with our current operations.

Depreciation and amortization was flat year over year due to higher depreciation associated with acquired assets and increased capital expenditures during 2008 offset by a reduction of amortization costs associated with the impairment charge taken in the fourth quarter of 2008. Amortization charges were lower than the previous year due to the impairment charge recorded in 2008.

Research and development (“R&D”) costs as a percentage of revenue increased approximately 50 basis points and 90 basis points for the quarter and year-to-date compared to 2008. Due to the dramatic reduction in revenue, we have reduced spending in this area but will maintain a minimum level of spending as an investment in our future growth.

Interest expense increased as a result of higher debt levels incurred to finance the Teledrift acquisition, the accretion of the debt discount associated with our Convertible Notes and increased working capital needs. To finance the Teledrift acquisition, we issued $115.0 million of our Convertible Notes bearing an interest rate of 5.25% that are due in 2028.

A benefit for income taxes was recorded at an effective tax rate of 33.3% for the six months ended June 30, 2009 versus a provision for income taxes recorded at an effective tax rate of 37.9% for the six months ended June 30, 2008. The decrease in our effective tax rate is primarily due to a shifting of earnings between the states in which we do business.

Results by Segment

Revenue and operating income amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in “Note 16 – Segment Information” of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with FAS 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately.

Chemicals and Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenue	$9.5	$28.4	$26.7	$52.0
Income from operations	1.6	10.8	6.0	19.0
Income from operations (% of revenue)	16.8%	38.1%	22.5%	36.5%

Chemicals and Logistics – Comparison of Three and Six Months Ended June 30, 2009 and 2008

Chemicals and Logistics revenue decreased as a result of decreased sales volume related to decreased well fracturing activities and increased pricing pressures due to the recent decline in oil and gas exploration activities. Sales of our proprietary, biodegradable, ‘green’ chemicals declined as the number of well completions declined throughout the year.

Income from operations decreased due to higher raw material costs and lower revenues. We have partially mitigated the effect of our lower demand and pricing pressure through indirect cost containment efforts related to professional fees and employee costs.

With product pricing pressures leveling off in North America and anticipated improvement in international sales, we anticipate modest improvement in revenue growth and margins for the segment in the third and fourth quarters of 2009.

Drilling Products

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenue	$11.5	$24.3	$29.9	$43.6
Income (loss) from operations	(23.4)	4.7	(24.1)	7.5
Income (loss) from operations (% of revenue)	(203.5)%	19.2%	(80.6)%	17.1%
Non-GAAP reconciliation:
Income (loss) from operations	$(23.4)	$4.7	$(24.1)	$7.5
Impairment of Goodwill	18.5	—	18.5	—

Adjusted income (loss) from operations	$(4.9)	$4.7	$(5.6)	$7.5

Adjusted income (loss) from operations (% of revenue)	(42.6)%	19.2%	(18.7)%	17.1%

Drilling Products – Comparison of Three and Six Months Ended June 30, 2009 and 2008

In February 2008 we acquired substantially all the assets of Teledrift, which specializes in designing and manufacturing wireless survey and measurement while drilling (“MWD”) tools.

Drilling Products revenue decreased as a result of lower drilling activities in North America related to both oil and gas and competitive pricing pressures, partially offset by revenue from Teledrift. We have partially offset the effect of this revenue decline by maintaining our proportional share of the remaining business activity and through growth in new areas, particularly the Northeastern United States.

Income (loss) from operations decreased and can also be attributed to a declining sales base and increased pricing pressure as well as the goodwill impairment. We have partially mitigated the effect of our lower demand and pricing pressure through indirect cost containment efforts.

In Drilling Products, we expect international sales to gradually improve our Teledrift product line late in the third quarter through year end. Our mining business should see improvement due to copper prices which are rebounding from second quarter lows. We believe that as horizontal drilling increases, Drilling Products is well positioned to capitalize on this market as we have equipment well suited for these applications.

Artificial Lift

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Revenue	$2.5	$4.1	$7.6	$7.7
Income from operations	0.0	0.3	0.8	0.5
Income from operations (% of revenue)	0.0%	8.2%	10.5%	7.1%

Artificial Lift – Comparison of Three and Six Months Ended June 30, 2009 and 2008

Artificial Lift revenue remained consistent on a year-to-date basis but declined in the quarterly period. For the three month period, revenue decreased due to lower rig count and an extended period of rig inactivity due to expected environmental activities.

Income from operations decreased in the quarterly period mainly due to the revenue decrease and pricing pressure from our customer base. For the six month period, Income from operations increased due to market share growth in the first quarter of the year offset by decreased demand in the second quarter. In all periods, we reduced indirect costs related to professional fees and employee related costs.

In Artificial Lift, we expect that the slight improvement in natural gas prices will lead to an increase coal bed methane drilling, which in turn, we expect will improve revenue generation late in the third quarter through the remainder of the year.

Capital Resources and Liquidity

Our ongoing capital requirements arise primarily from our need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. We have funded our capital requirements with operating cash flows and debt borrowings. We had cash and cash equivalents of $2.7 million at June 30, 2009 compared to $0.2 million at December 31, 2008. Total availability under our credit facility amounted to approximately $0.1 million at June 30, 2009.

Operating Activities

In the six months ended June 30, 2009, we generated $3.7 million in cash from operating activities. Net loss for the six months ended June 30, 2009 was $21.8 million. Non-cash additions to net loss during the six months ended June 30, 2009 consisted primarily of $7.0 million of depreciation and amortization, $0.7 million of compensation expense related to options and restricted stock awards as required under FAS No. 123R, $2.3 million related to the accretion of the debt discount related to our Convertible Notes and $18.5 million related to the impairment of goodwill.

During the six months ended June 30, 2009, working capital increased operating cash flow by $0.8 million due mainly to collection of accounts receivable and inventory reductions partially offset by payments of accounts payable and accrued liabilities.

Investing Activities

During the six months ended June 30, 2009, we used $3.4 million in investing activities primarily due to capital expenditures. Capital expenditures for the six months ended June 30, 2009 totaled approximately $4.9 million. The most significant expenditures related to the expansion of our Teledrift MWD tools, CAVO mud motor fleet and the addition of rental tools to expand our rental tool base. We also recognized approximately $1.5 million of proceeds related to the sale of assets that were mainly lost-in-hole by our rental customers during normal drilling activities.

Financing Activities

As of June 30, 2009, we had $14.2 million outstanding under the revolving line of credit of the New Senior Credit Facility and $2.7 million of cash. Total availability under the revolving line of credit as of June 30, 2009 was approximately $0.1 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. As of June 30, 2009 we were not in compliance with all covenants and accordingly requested and received waivers from our lenders for the non-compliance in the form of an amendment to our New Credit Agreement (the “Third Amendment”). In addition, our review of the Company’s current short- and mid-term liquidity requirements indicated that additional capital was required to position the company to achieve its longer term strategic goals. Subsequent to the end of the second quarter, we entered into a transaction to sell shares of our Preferred Stock and warrants to certain investors in a private placement offering for approximately $15 million, net of fees.

The Third Amendment changes the calculation of availability under our revolving line of credit, sets a minimum liquidity maintenance amount, amends the annual Excess Cash Flow Recapture, waives the Mandatory Prepayment Requirement related to certain equity transactions, reduces the aggregate minimum threshold to trigger prepayment on an asset sale, increases interest charges related to margin rates and commitment fees, amends financial covenants related to Maximum Total Funded Debt to EBITDA, Minimum Fixed Charge Coverage Ratio and Minimum Net Worth, increases allowable capital expenditures for 2009, reduces additional indebtedness, changes certain reporting requirements and limits or restricts the company’s ability to acquire new business, sell assets, enter into operating leases, accelerate payments of subordinated debt or pay cash dividends.

In conjunction with the Third Amendment we entered into a private placement transaction (the “Offering”) to sell up to 16,000 shares of our Preferred Stock, along with warrants (some of which are contingent on shareholder approval) enabling the holder to purchase additional shares of our Common Stock, for proceeds of $15 million net of expenses. Dividends on the preferred stock are payable quarterly in cash or, at Flotek’s option after obtaining shareholder approval, in shares of Flotek common stock based on the volume weighted average price of such shares for the ten trading days prior to the date the dividend is paid. Dividends will accrue at the rate of 15% of the liquidation preference per annum, and will be cumulative from the date on which the preferred stock is issued. The dividend rate will increase to 17.5% if Flotek has not obtained shareholder approval of (1) the contingent warrants described below, (2) the payment of dividends on the preferred stock in shares of common stock, and (3) an amendment to the company’s certificate of incorporation increasing the shares of authorized common stock (“Shareholder Approval”) within 120 days following the closing of the private placement, will increase further to 20% if Shareholder Approval is not obtained within 240 days, and will revert to 15% upon any subsequent obtaining of such Shareholder Approval. Dividends will accumulate if not paid quarterly. Classification of the preferred shares as an equity instrument is contingent upon shareholder approval, which is expected to be obtained before the end of the next reporting period.

Each share of preferred stock will be convertible into 434.782 shares of common stock (for a conversion price of $2.30 per share), subject to adjustment in certain events. The preferred stock will, at Flotek’s option after Shareholder Approval (but not earlier than six months after the date on which the preferred stock was issued), be automatically converted into shares of common stock if the closing price of the common stock is equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the preferred stock automatically converts and Flotek has not previously paid holders amounts equal to at least 8 quarterly dividends on the preferred stock, Flotek will also pay to the holders, in connection with any automatic conversion, and amount, in cash or shares of common stock (based on the market value of the common stock), equal to 8 quarterly dividends less any dividends previously paid to holders of the preferred stock.

Flotek will be required to make an offer to the holders of the preferred stock to repurchase any or all outstanding shares of preferred stock for cash at a price equal to 110% the liquidation preference of the preferred stock, plus accrued and unpaid dividends to the repurchase date, if Shareholder Approval has not been obtained by June 30, 2011. Flotek may redeem any of the preferred stock beginning on the third anniversary of the closing of the private placement. The initial redemption price will be 105% of the liquidation preference, declining to 102.5% on the fourth anniversary of the closing, and to 100% on or after the fifth anniversary of the closing, in each case plus accrued and unpaid dividends to the redemption date.

We also issued warrants in the private placement, of which warrants to purchase up to an aggregate of 2,480,000 shares of our Common Stock are currently exercisable at an exercise price of $2.31 per share (the “Exercisable Warrants”) and warrants to purchase up to 8,000,000 shares of our Common Stock are only exercisable after we obtain shareholder approval at an exercise price of $2.45 per share (the “Contingent Warrants”, and collectively with the Current Warrants, the “Warrants”).

The Exercisable Warrants will expire if not exercised within 60 months after the closing of the private placement. Subject to shareholder approval, the Exercisable warrants will contain anti-dilution price protection in the event Flotek issues shares of Common Stock or securities exercisable for or convertible into Common Stock at a price per share less than the exercise price of the Exercisable Warrants, subject to certain exceptions.

The Contingent Warrants will not be exercisable until after Shareholder Approval has been obtained (but regardless of whether shareholders approve payment of dividends on the preferred stock in shares of common stock). The Contingent Warrants will be exercisable only for cash unless Flotek is in breach of its obligations under the purchase agreements to provide an effective registration statement for the resale of the shares of common stock issuable upon exercise of the Contingent Warrants. The Contingent Warrants will expire if not exercised within the earlier of 60 months after Shareholder Approval or 98 months after the closing of the private placement. The Contingent warrants will contain anti-dilution price protection in the event Flotek issues shares of Common Stock or securities exercisable for or convertible into Common Stock at a price per share less than the exercise price of the Contingent Warrants, subject to certain exceptions.

The Company used a portion of the proceeds from the Offering to repay amounts outstanding under its revolving line of credit, and will use the balance of the proceeds for general working capital needs and to satisfy future scheduled debt payments.

Our principle source of liquidity, other than cash flows from operations, is our revolving line of credit under our New Senior Credit Facility. The borrowing base under our revolving line of credit is based on our accounts receivable and inventory. As a result of the current decline in oil and gas drilling activity, our revenues and inventory are decreasing which will likely reduce our borrowing capacity under our revolving line of credit. We are working to lower our working capital needs and have focused on cash collections of our accounts receivable balances and reduction of inventory. We expect that cash and cash equivalents and cash flows from operations will generate sufficient cash flows to fund our cash requirements.

On March 24, 2009, Flotek was notified by the New York Stock Exchange (the “NYSE”) that Flotek had fallen below one of the NYSE’s continued listing standards. As of June 1, 2009, the Company is in compliance with the NYSE continued listing standards. Due to our second quarter operating results, mainly as a result of the goodwill impairment, our stockholders equity fell below $50 million. Giving pro forma effect to the completed private placement, and subject to shareholder approval, its stockholders’ equity as of June 30, 2009 is greater than $50 million, so the Company continues to be in compliance with the continued listing requirements of the New York Stock Exchange relating to minimum average market capitalization and stockholders’ equity.

As of June 30, 2009 the Company had approximately $0.2 million in vehicle loans and capitalized vehicle leases.

Impact of Recently Issued Accounting Standards

In July 2009, the FASB ratified EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“EITF 09-1”). EITF 09-1 addresses the accounting for an entity’s own-share lending arrangement initiated in conjunction with convertible debt or other financing offering and the effect a share-lending arrangement has on earnings per share. Additionally, EITF 09-1 addresses the accounting and earnings per share implications for defaults by the share borrower, both when a default becomes probable of occurring and when a default actually occurs. EITF 09-1 is effective for interim or annual periods beginning on or after June 15, 2009 for share-lending arrangements entered into in those periods. For all other arrangements within the scope, EITF 09-1 is applied retrospectively to share-lending arrangements that are outstanding as of the beginning of the fiscal year beginning on or after December 15, 2009. Early adoption is prohibited. We are currently evaluating the effect that EITF 09-1 will have on consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No.168 establishes the Codification as the source of authoritative U.S. GAAP and supersedes all non-SEC accounting and reporting standards. This standard is effective for interim and annual periods ending after September 15, 2009. The adoption of the standard will not have a material effect on our consolidated financial statements. The primary effect will be in the consolidated footnotes where references to U.S. GAAP and to new FASB pronouncements will be based on the sections of the code rather than to individual FASB standards.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). This statement sets standards for the disclosure of events that occur after the balance-sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the period after the balance-sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 are effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 effective June 30, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1, APB 28-1”). FSP FAS 107-1, APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1, APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We adopted FAS 165 effective June 30, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

In applying FSP 14-1, $27.8 million of the carrying value of our Convertible Notes was reclassified to equity as of the February 2008 issuance date and offset by a related deferred tax liability of $10.6 million. This discount represents the equity component of the proceeds from the Convertible Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five years, which is based on the call/put option on the debt at February 2013. Accordingly, $1.1 million and $1.0 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $1.3 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) for the six months ended June 30, 2009 and 2008, respectively. See Note 9 for more details on the retrospective application of FSP 14-1.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS No. 161”). This statement requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted FAS No. 161 on January 1, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations

Critical Accounting Policies

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

We are exposed to financial instrument market risk from changes in interest rates, and, to a limited extent, commodity prices and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. We manage the exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates or foreign currency rates is not permitted. We do not consider any of these risk management activities to be material. Our New Senior Credit Facility has variable-rates. As required by the New Senior Credit Facility, the Company has entered into an interest rate swap agreement on 50% of the New Term Loan Facility to partially reduce our exposure to interest rate risk.

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

Furthermore, we are exposed to the impact of interest rate changes on our variable rate indebtedness within our New Senior Credit Facility. The impact on the average outstanding balance of our variable rate indebtedness as of June 30, 2009 from a hypothetical 10% increase in interest rates would be an increase in interest expense of approximately $4.1 million.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b) Changes in Internal Control over Financial Reporting

During the first half of 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in April 2009, the Board of Directors implemented an internally staffed audit function within the Company to strengthen the Company’s internal control environment. Previously we outsourced the function to an accounting firm.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 7, 2009, a class action suit was commenced in the United States District Court for the Southern District of Texas on behalf of purchasers of the common stock of the Company between May 8, 2007 and January 23, 2008, inclusive, seeking to pursue remedies under the Securities Exchange Act of 1934.

The complaint alleges that, throughout the time period indicated, Flotek failed to disclose material adverse facts about the Company’s true financial condition, business and prospects. Specifically, the complaint alleges that defendants failed to disclose the following adverse facts, among others: (i) the Company was experiencing weakness in its Rocky Mountain sales region due to its decision to not cut prices to the level of its competitors; (ii) the Company’s operating profit margins were being negatively impacted as customers increasingly opted to rent equipment instead of purchasing it; (iii) sales in the Company’s chemicals division were declining due to a decrease in fracing activity; and (iv) as a result of the foregoing, defendants’ positive statements concerning the Company’s guidance and prospects were lacking in a reasonable basis at all relevant times.

Since August 7, 2009, several other class action suits have been commenced by others concerning the foregoing matters. At this time and due to the recent filing of the lawsuits the Company is unable to provide further details.

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us.

Item 1A.	Risk Factors.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. Current global economic conditions have resulted in a significant decline and volatility in oil and gas prices and have led to a reduction in our customers’ level of expenditures. If the current global economic conditions and the contraction in the availability and increase in the cost of credit worsens or continues for an extended period, this could further reduce our customers’ levels of expenditures and have a significant adverse effect on our revenue, margins and overall operating results.

The current global credit and economic environment has reduced worldwide demand for energy and resulted in significantly lower crude oil and natural gas prices. A substantial or extended decline in oil and natural gas prices can reduce our customers’ activities and their spending on our services and products. Demand for the majority of our services substantially depends on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves. These expenditures are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. During the worldwide deterioration in the financial and credit markets, demand for oil and gas has fallen dramatically and oil and gas prices have fallen sharply, causing some of our customers to reduce or delay their oil and gas exploration and production spending. This has reduced the demand for our services and has exerted downward pressure on the prices that we charge. If economic conditions continue to deteriorate or do not improve, it could result in further reductions of exploration and production expenditures by our customers, causing further declines in the demand for our services and products. This could result in a significant adverse effect on our operating results. Furthermore, it is difficult to predict how long the economic downturn will continue, to what extent it will worsen, and to what extent this will continue to affect us.

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

Possible Extended Worldwide Recession and Effect on Exploration and Production Activity.

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets has led to a worldwide economic recession. It is unknown how long the current worldwide economic recession will last. A further or continued slowdown in economic activity caused by a recession would likely further reduce worldwide demand for energy and result in lower oil and natural gas prices. Forecasted crude oil prices for 2009 have dropped substantially in the last month. For example, crude oil prices declined from record levels in mid-2008 of approximately $145 per barrel to approximately $35 per barrel in early 2009 and natural gas prices have declined significantly since mid-2008 to early 2009. During the second quarter of 2009, however, prices of oil and natural gas began to stabilize. Demand for our services and products depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. One indication of drilling and production activity and spending is rig count, which the company monitors to gauge market conditions. Any prolonged reduction in oil and natural gas prices or drop in rig count will depress the immediate levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products, which could have a material adverse effect on our revenue and profitability.

Risks related to Global Credit Crisis.

Continued events in the global credit markets have significantly impacted the availability of credit and financing costs for many of our customers. Many of our customers finance their drilling and production programs through third-party lenders. The reduced availability and increased costs of borrowing has caused our customers to reduce their spending on drilling programs, thereby reducing demand and resulting in lower prices for our products and services. Also, the current credit and economic environment could significantly impact the financial condition of some customers over a period of time, leading to business disruptions and restricting their ability to pay us for services performed, which could negatively impact our results of operations and cash flows. In addition, an increasing number of financial institutions and insurance companies have reported significant deterioration in their financial condition. Our forward-looking statements assume that our lenders, insurers and other financial institutions will be able to fulfill their obligations under our various credit agreements, insurance policies and contracts. If any of our significant financial institutions were unable to perform under such agreements, and if we were unable to find suitable replacements at a reasonable cost, our results of operations, liquidity and cash flows could be adversely impacted.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the New York Stock Exchange (“NYSE”). Under the NYSE’s continued listing standards, a company will be considered to be below compliance standards if, among other things, (i) both its average market capitalization is less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million; (ii) its average market capitalization is less than $15 million over a 30 trading-day period, which will result in immediate initiation of suspension procedures; or (iii) the average closing price of a listed security is less than $1.00 over a consecutive 30 trading-day period. During the past year, our common stock has traded as low as $1.22 per share. Prior to giving pro forma effect to the private placement, our stockholders’ equity as of June 30, 2009 was less than $50 million. A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and (iii) decreasing the amount of news and analyst coverage for us. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships, and our ability to attract and retain personnel by means of equity compensation could be impaired. Under certain circumstances if shareholder approval is not obtained to increase our authorized shares, the holders of our preferred stock have the right to put the shares back to the Company. If this were to occur the Company might not have the resources to buy back these shares. Additionally, unless shareholder approval is obtained before the next reporting period, the Company’s stockholders’ equity may fall below the $50 million threshold required by the NYSE current listing standards. In addition, if our common stock is delisted from the NYSE and we are unable within 30 days to obtain a listing of our common stock on another national securities exchange, we are required to make an offer to repurchase our Convertible Notes, and we could be unable to raise the required funds to make any such repurchases.

We do not currently have sufficient authorized shares of Common Stock to pay dividends on the Preferred Stock in shares of Common Stock, and our bank credit facility imposes restrictions on our ability to pay cash dividends on the Preferred Stock. Required debt service payments in the future could make it difficult for us to pay cash dividends.

On August 11, 2009, we issued 16,000 shares of Preferred Stock. The Preferred Stock accrues dividends at 15%, subject to increases to 17.5% and 20% in certain circumstances, per annum of the $1,000 per share liquidation preference. Dividends on the Preferred Stock are payable in cash or, at our option, in shares of Common Stock. Dividends cumulate if not paid quarterly. We currently do not have sufficient authorized shares of Common Stock to pay dividends in shares of Common Stock, and will seek shareholder approval to amend our certificate of incorporation to increase our authorized shares of common stock. We may be unable to obtain shareholder approval of this charter amendment. Our bank credit facility only permits us to pay cash dividends on our Preferred Stock in certain circumstances. We may be unable to satisfy the conditions to payment of cash dividends on the Preferred Stock imposed by our bank credit facility. In the event that our bank credit facility or any other financing agreements we may enter into limit our ability to pay cash dividends on the Preferred Stock when required, we will need to obtain waivers of the limitations or refinance amounts outstanding under those agreements to make such dividend payments. We may not be able to obtain such waivers or refinance amounts outstanding under those agreements. We also have significant amounts of outstanding indebtedness, which will require substantial debt service payments in the future. These substantial debt service payment requirements may make it difficult for us to pay cash dividends on the Preferred Stock in the future even if permitted by the covenants in our debt documents. Our failure to pay dividends on the Preferred Stock for six quarters would entitle the holders of the Preferred Stock to elect two directors to our Board of Directors.

We may not be able to generate sufficient cash flows, to meet our debt service obligations or other liquidity needs, and we may not be able to successfully negotiate waivers or a new credit agreement to cure any covenant violations under our current credit agreements.

On several occasions we have failed to meet, or have projected that we would in the future fail to meet, the financial covenant requirements in our bank credit facilities. We have been required on these occasions to seek waivers of such covenant violations and amendments to our bank credit facility to modify these covenants. Most recently, we were not in compliance with certain of the financial covenants in our bank credit facility as of June 30, 2009, and we obtained waivers and modifications of these covenants in connection with the equity private placement that we closed in August 2009.

Our ability to generate sufficient cash flows from operations to make scheduled payments or mandatory prepayments on our current debt obligations and other future debt obligations we may incur will depend on our future financial performance, which may be affected by a range of economic, competitive, regulatory and industry factors, many of which are beyond our control. In addition, we may be required under generally accepted accounting principles to record further impairment charges in the future relating to the carrying value of our goodwill and intangible assets. If as a result of our financial performance, future impairment charges or other events we violate the financial covenants in our debt agreements or are unable to generate sufficient cash flows or otherwise obtain the funds required to make principal and interest payments on our indebtedness, we may have to seek waivers of these covenants from our lenders or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital through the issuance of debt securities or other securities. We cannot assure you that we will be able to obtain any required waivers from our lenders or that we will be able to accomplish any necessary refinancing, sale of assets or issuance of securities on terms that are acceptable. Our inability to obtain any required waivers, to generate sufficient cash flows to satisfy such obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

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

Our principal source of liquidity, other than cash flows from operations, is the revolving line of credit under our amended senior credit facility. The borrowing base under our revolving line of credit is based on our accounts receivable and inventory. If our revenues and inventory decrease as a result of the current economic environment or otherwise, our borrowing capacity under our revolving line of credit could decrease, and such decreases could require us to repay excess borrowings under the revolving line. Any such decreases could also outpace any offsetting reductions in our working capital requirements, which could lead to reduced liquidity. While we believe that the proceeds of our equity private placement in August 2009, our cash flows from operations and amounts available under our new revolving line of credit are sufficient to meet our obligations in the near term, our needs for cash may exceed the levels generated from operations and available to us under our revolving line of credit due to factors which are beyond our control.

Our debt agreements also contain representations, warranties, fees, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

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

In March of 2008, we did not file our Annual Report on Form 10-K in a timely manner. We filed a request (Form 12b-25) for an extension of time to file this report and subsequently filed our Form 10-K within the extension period for the 2007 year. In August 2009, we did not file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 in a timely manner. We filed a request (Form 12b-25) for an extension of time to file this report and subsequently filed our Form 10-Q within the extension period. A failure to file our reports timely with the SEC will result in our inability to file registration statements using any registration form other than Form S-1, which is more time consuming and costly to prepare, for a period of time. This limitation if realized may hamper our ability to raise capital in the financial markets. Additionally, the late filing of reports with the SEC would result in a technical default of our various debt obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on June 11, 2009, at which meeting the stockholders voted on proposals to: (1) elect John W. Chisholm, Jerry D. Dumas, Sr., James R. Massey, Kevin G. McMahon, Barry E. Stewart and Richard O. Wilson as directors and (2) ratify UHY LLP as Company auditors. The voting results for each proposal submitted to a vote are listed below.

Election of Directors

All directors serve one year terms. All directors that were nominated were elected to another term. Results of voting were as follows:

	Votes
Director nominee	For	Withheld
John W. Chisholm	17,764,456	1,015,314
Jerry D. Dumas, Sr.	17,006,955	1,772,815
James R. Massey	17,799,476	980,294
Kevin G. McMahon	17,802,302	977,468
Barry E. Stewart	17,173,808	1,605,962
Richard O. Wilson	17,137,743	1,642,027

Ratification of UHY LLP as Company Auditors

Voting results for ratifying UHY LLP were as follows: 17,818,092 for; 750,231 against and 211,446 abstain.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Executive Officer.

31.2	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Financial Officer.

31.3	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Accounting Officer.

32.1	Section 1350 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By:	/s/ Jerry D. Dumas Sr.
Jerry D. Dumas, Sr.
Chairman, Chief Executive Officer and President

By:	/s/ Jesse E. Neyman
Jesse E. Neyman
Chief Financial Officer

By:	/s/ Scott D. Stanton
Scott D. Stanton
Chief Accounting Officer (Principal Accounting Officer)

August 13, 2009

EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Executive Officer.

31.2	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Financial Officer.

31.3	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Chief Accounting Officer.

32.1	Section 1350 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.