Form 10-Q
period 2009-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2009-11-16
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

There were 23,437,714 shares of the issuer’s common stock, $.0001 par value, outstanding as of October 30, 2009.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$0.6	$0.2
Accounts receivable, net of allowance for doubtful accounts of $0.7 million and $1.5 million, respectively	15.9	37.2
Inventories, net	29.2	38.0
Deferred tax asset, current	—	0.9
Income tax receivable	4.4	—
Other current assets	1.4	1.3

Total current assets	51.5	77.6
Property, plant and equipment, net	62.4	66.8
Goodwill	27.0	45.5
Intangible assets, net	35.8	38.0
Deferred tax assets, less current portion	—	6.6

TOTAL ASSETS	$176.7	$234.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7.9	$22.7
Accrued liabilities	6.1	13.5
Accrued interest payable	1.2	2.4
Income taxes payable	—	0.9
Current portion of long-term debt	26.0	9.0

Total current liabilities	41.2	48.5
Long-term debt, less current portion	0.3	29.5
Convertible senior notes, net of discount of $20.6 million and $24.2 million at September 30, 2009 and December 31, 2008, respectively	94.4	90.8
Deferred tax liability, less current portion	2.7	—

Total liabilities	138.6	168.8

Commitments and contingencies

Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized, 16,000 issued and outstanding at September 30, 2009, net of discount	6.1	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; September 30, 2009 shares issued: 23,697,430; outstanding: 22,914,532; December 31, 2008 shares issued: 23,174,286; outstanding: 22,782,091	—	—
Additional paid-in capital	88.0	76.8
Accumulated other comprehensive income	0.1	0.1
Accumulated deficit	(55.6)	(10.7)
Treasury stock: 259,716 shares and 158,697 shares at September 30, 2009 and December 31,2008, respectively	(0.5)	(0.5)

Total stockholders’ equity	38.1	65.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176.7	$234.5

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$23.8	$62.8	$88.0	$166.1

Cost of revenue	17.5	36.2	65.5	95.9

Expenses:
Impairment of goodwill	—	—	18.5	—
Selling, general and administrative	7.2	12.4	26.6	34.3
Depreciation and amortization	1.2	1.6	3.7	4.2
Research and development	0.4	0.4	1.2	1.3

Total expenses	8.8	14.4	50.0	39.8

Income (loss) from operations	(2.5)	12.2	(27.5)	30.4

Other expense:
Interest expense	(4.1)	(3.9)	(11.6)	(9.7)
Investment income and other, net	0.1	—	(0.1)	—

Total other expense	(4.0)	(3.9)	(11.7)	(9.7)
Income (loss) before income taxes	(6.5)	8.3	(39.2)	20.7
Provision for income taxes	(15.8)	(3.2)	(4.9)	(7.9)

Net income (loss)	(22.3)	5.1	(44.1)	12.8
Accrued dividends and accretion of discount on preferred stock	(0.8)	—	(0.8)	—

Net income (loss) allocable to common stockholders	$(23.1)	$5.1	$(44.9)	$12.8

Earnings (loss) per share allocable to common stockholders:
Basic	$(1.18)	$0.27	$(2.29)	$0.68
Diluted	$(1.18)	$0.27	$(2.29)	$0.66
Weighted average common shares used in computing basic earnings per common share (in thousands)	19,645	18,972	19,578	18,832
Incremental common shares from stock options, warrants and restricted stock (in thousands)	—	429	—	514

Weighted average common shares used in computing diluted earnings per common share (in thousands)	19,645	19,401	19,578	19,346

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) allocable to common stockholders	$(44.9)	$12.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10.5	9.4
Amortization of deferred financing costs	1.1	0.7
Accretion of debt discount	3.6	2.5
Accretion of discount on preferred stock	0.5	—
Impairment of goodwill	18.5	—
Stock compensation expense	1.3	2.1
Deferred tax expense	11.0	—
Changes in working capital and other	0.5	(4.1)

Net cash provided by operating activities	2.1	23.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(98.0)
Proceeds from sale of assets	2.1	1.1
Capital expenditures	(5.6)	(16.6)

Net cash used in investing activities	(3.5)	(113.5)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	0.9
Purchase of treasury stock	—	(0.3)
Proceeds from borrowings	12.6	46.7
Proceeds from convertible debt offering	—	115.0
Debt issuance cost	(0.8)	(5.5)
Repayments of indebtedness	(24.8)	(66.2)
Proceeds from preferred stock offering	16.0	—
Excess tax benefit of share based awards	—	1.5
Preferred stock issuance cost	(1.2)	—

Net cash provided by financing activities	1.8	92.1

Net increase in cash and cash equivalents	0.4	2.0
Cash and cash equivalents at beginning of period	0.2	1.3

Cash and cash equivalents at end of period	$0.6	$3.3

Supplemental disclosure of cash flow information:
Interest paid	$5.2	$5.6
Income taxes paid	$3.4	$7.8

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts subsequent to December 31, 2008 are Unaudited)

(in millions)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value	Shares Issued	Value	Shares	Cost
Balance December 31, 2008	23.2	$—	—	$—	(0.2)	$(0.5)	$76.8	$0.1	$(10.7)	$65.7
Common stock issued	0.5	—	—	—	—	—	—	—	—	—
Issuance of preferred stock and detachable warrants	—	—	—	10.8	—	—	5.2	—	—	16.0
Issuance cost related to preferred stock	—	—	—	—	—	—	(1.2)	—	—	(1.2)
Accretion of discount on preferred stock	—	—	—	0.5	—	—	—	—	(0.5)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Beneficial conversion discount on preferred stock	—	—	—	(5.2)	—	—	5.2	—	—	—
Treasury stock purchased	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—	—	—
Tax benefit related to ASC 470	—	—	—	—	—	—	0.7	—		0.7
Stock compensation expense	—	—	—	—	—	—	1.3	—		1.3
Net loss	—	—	—	—	—	—	—	—	(44.1)	(44.1)

Balance September 30, 2009	23.7	$—	—	$6.1	(0.2)	$(0.5)	$88.0	$0.1	$(55.6)	$38.1

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Our Business, Recent Events and Basis of Presentation

Our Business

Flotek Industries, Inc. (“Flotek,” “Company,” “us” or “we”) is engaged in the manufacturing and marketing of innovative specialty chemicals and downhole drilling and production equipment, and in the management of automated bulk material handling, loading and blending facilities. Flotek serves major and independent companies in the domestic and international oilfield service and mining industries.

Recent Events

The challenging economic conditions facing the oil and gas industry have adversely affected our financial performance and liquidity in 2009. Revenue has declined significantly across all of our segments due to decreased demand for our products and services as natural gas prices and the number of well completions and rig count continues to be depressed. At September 30, 2009, we were not in compliance with certain financial covenants contained in the New Credit Agreement. We requested and obtained a waiver of these financial covenant violations from our lenders. However, we expect that we will not be able to meet certain of the financial covenants under the New Credit Agreement as of December 31, 2009, and possibly throughout 2010. As a result, we have reclassified amounts owing under the New Credit Agreement as current.

We believe that, assuming current revenue levels and cost structure, our current cash balance and estimated cash flows will be sufficient to satisfy our anticipated cash requirements at least through September 30, 2010. However, if we are not in compliance with the financial covenants in our New Credit Facility as of December 31, 2009, or subsequent periods, and we are unable to obtain waivers of those covenant violations, our lenders would be entitled to exercise their remedies under the New Credit Facility, which could include accelerating all amounts due under the New Credit Facility. We would not have sufficient funds to repay all such amounts, and would be required to seek additional financing, which we might not be able to obtain on terms favorable to us or at all. Acceleration of amounts under our New Credit Facility could also constitute a default under our Convertible Notes. The Company expects that it will need to renegotiate the New Credit Facility or refinance all or a portion of its indebtedness on or before maturity. While the Company believes that it can be successful in renegotiating or refinancing its indebtedness, there can be no assurance that it will be able to on attractive terms or at all. We are working to lower our working capital needs and have focused on cash collections of our accounts receivable balances and reduction of inventory. In the event capital required is greater than the amount we have available at the time, we would reduce the expected level of capital expenditures, sell assets and/or seek additional capital. Cash generated by future asset sales may depend on the overall economic conditions of the industries served by these assets, the condition and location of the assets, and the number of interested buyers. We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds in the capital markets through the issuance of additional indebtedness may be limited by covenants in our credit facilities, our credit rating and the willingness of banks and other financial services companies to lend. At September 30, 2009, our net worth was less than the $50 million required by the continued listing standard of the NYSE. We intend to submit a plan to the NYSE that will provide for us to come back into compliance with the NYSE’s continued listing standards, although the NYSE may not accept our plan or we may be unable to accomplish the actions set forth in that plan to come back into compliance with the NYSE’s continued listing standards over the time period allowed by the NYSE. If we are not able to generate positive cash flows and profits or obtain adequate additional financing or refinancing, we may be required to curtail operations or be unable to continue as a going concern. A number of factors could influence our liquidity sources, as well as the timing and ultimate outcome of our on-going efforts.

As a result, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of its deferred tax assets as of September 30, 2009. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $16.8 million has been provided against deferred tax assets as of September 30, 2009.

Basis of Presentation

These consolidated condensed financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature unless disclosed otherwise. These Consolidated Condensed Financial Statements, including selected notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes. Actual results could differ from those estimates.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Certain amounts for the three and nine months ended September 30, 2008 have been reclassified in the accompanying consolidated condensed financial statements to conform to the current quarter presentation. In prior periods, we presented depreciation that related directly to the production of revenue as a component of depreciation and amortization within our Consolidated Condensed Statements of Income (Loss) rather than including the portion as a component of cost of revenue. During the three and nine months ended September 30, 2008 the amount of depreciation related to the production of revenue which we have reclassified to cost of revenue was $1.9 million and $5.2 million, respectively. Additionally, see Note 9 – Long-Term Debt for discussion on the retrospective adjustments to the December 31, 2008 Consolidated Condensed Balance Sheet and the Consolidated Condensed Statement of Income (Loss) for the three and nine months ended September 30, 2008 related to the accounting for certain debt instruments that may be settled into cash upon conversion, primarily codified in Accounting Standards Codification (“ASC”) Topic 470, “Debt.”

Note 2 – New Accounting Requirements and Disclosures

In June 2009, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2009-01, Topic No. 105 (ASU Topic 105), “Generally Accepted Accounting Principles” which replaced FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“Codification”) and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP in the United States. Authoritative standards included in the Codification are designated by their ASC topical reference, with new standards designated as ASUs, with a year and assigned sequence number. The guidance is effective for financial statement issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard for its September 30, 2009 interim report with no financial impact on its consolidated condensed financial statements.

In June 2009, the FASB issued accounting guidance related to accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing found primarily within ASC Topic 470, “Debt.” In October 2009, the FASB released ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” which amends or added certain paragraphs to the related ASC Topic of “Debt.” These standards address the accounting for an entity’s own-share lending arrangement initiated in conjunction with convertible debt or other financing offering and the effect a share-lending arrangement has on earnings per share. Additionally, the guidance addresses the accounting and earnings per share implications for defaults by the share borrower, both when a default becomes probable of occurring and when a default actually occurs. This guidance released in June 2009 is effective for interim or annual periods beginning on or after June 15, 2009 for share-lending arrangements entered into in those periods. For all other arrangements within the scope, the guidance is applied retrospectively to share-lending arrangements that are outstanding as of the beginning of the fiscal year beginning on or after December 15, 2009. Early adoption is prohibited. Update guidance released in October 2009 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The update guidance is effective for all arrangements entered into on or before the beginning of the first reporting period that begins on or is after June 15, 2009. Update content shall be applied retrospectively for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company is currently evaluating the effect this will have on our consolidated condensed financial statements.

In May 2009, the FASB issued accounting guidance related to subsequent events found within ASC Topic 855, “Subsequent Events.” This guidance sets standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Additionally, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In April 2009, the FASB issued accounting guidance related to interim disclosures about fair value of financial instruments found within ASC Topic 825, “Financial Instruments.” This guidance requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities found within ASC Topic 260, “Earnings Per Share (EPS).” This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the guidance effective January 1, 2009. All prior period earnings per share (“EPS”) data presented has been adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this accounting guidance. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In May 2008, the FASB issued accounting guidance related to debt with conversion and other options found primarily within ASC Topic 470, “Debt,” ASC Topic 815, “Derivatives and Hedging” and ASC Topic 825, “Financial Instruments.” This guidance clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance requires retrospective application to all periods presented in the financial statements with cumulative effect of the change reported in retained earnings as of the beginning of the first period presented. Our 5.25% Convertible Senior Notes due February 2028 (“Convertible Senior Notes”) are affected by this new standard. Upon adopting the provisions of this guidance, we retroactively applied its provisions and restated our Consolidated Condensed Financial Statements for prior periods. In applying this debt guidance, $27.8 million of the carrying value of our Convertible Senior Notes was reclassified to equity as of the February 2008 issuance date and offset by a related deferred tax liability of $10.6 million. This discount represents the equity component of the proceeds from the Convertible Senior Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five years, which is based on the call/put option on the debt at February 2013. Accordingly, $1.2 million and $1.1 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) for the three months ended September 30, 2009 and 2008, respectively, and $3.5 million and $2.4 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) for the nine months ended September 30, 2009 and 2008, respectively.

In March 2008, the FASB issued accounting guidance related to derivative and hedging activities found within the ASC Topic 815, “Derivatives and Hedging.” This guidance requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the guidance effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

Note 3 – Acquisitions

In December 2007, the FASB issued accounting standards related to business combinations found within the ASC Topic 805, “Business Combinations.” This guidance requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company has not acquired any companies since adopting this guidance or which would be applicable under this guidance. Additionally, the Company had no deferred acquisition costs capitalized on its balance sheet as of December 31, 2008 related to unconsummated acquisitions.

Acquisitions have been accounted for using the purchase method of accounting under grandfathered guidance as noted in ASU Topic 105, “Generally Accepted Accounting Principles,” related to accounting for business combinations. The acquired companies’ results have been included in the accompanying financial statements from their respective dates of acquisition. Allocation of the purchase price for acquisitions was based on estimates of fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation within the one year anniversary of the acquisition.

On February 14, 2008, Teledrift Acquisition, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Teledrift, Inc. (“Teledrift”) for the aggregate cash purchase price of approximately $98.0 million, which includes a purchase price adjustment of $1.8 million recorded in the third quarter of 2008. Teledrift designs and manufactures wireless survey and measurement while drilling, or MWD, tools. The Company used the majority of the proceeds from issuance of the Convertible Senior Notes to fund this acquisition.

The following unaudited pro forma consolidated table presents information related to the Teledrift acquisition for the nine month period ended September 30, 2008 and assumes the acquisitions had been completed as of January 1, 2008 (in millions, except per share data):

Nine Months Ended September 30, 2008
Revenue	$168.0
Income before income taxes	24.0
Net income	14.9
Basic earnings per common share	$0.78
Diluted earnings per common share	0.76

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 4 – Revenue

The Company generates revenue through three main sales channels: Products, Rentals and Services. In most instances, we generate revenue through these channels on an integrated basis. Sales channel information is set out in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
	(in millions)
Revenue
Product	$15.1	$42.0	$56.6	$109.5
Rental	6.3	14.9	22.3	41.3
Service	2.4	5.9	9.1	15.3

	$23.8	$62.8	$88.0	$166.1

Cost of revenue
Product	$9.8	$23.6	$39.5	$64.2
Rental	3.8	7.3	13.4	18.0
Service	1.6	3.4	5.8	8.5
Depreciation	2.3	1.9	6.8	5.2

	$17.5	$36.2	$65.5	$95.9

Within the Drilling Products segment amounts billed to customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as rental revenue with the carrying value of the related equipment charged to cost of revenue. The revenue for lost-in-hole totaled $0.8 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $2.4 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 5 – Inventories

The components of inventories as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
	(in millions)
Raw materials	$9.3	$16.2
Work-in-process	1.2	1.9
Finished goods (includes in-transit)	23.0	22.3

Gross inventories	33.5	40.4
Less: slow-moving and obsolescence reserve	(4.3)	(2.4)

Inventories, net	$29.2	$38.0

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 6 – Property, Plant and Equipment

As of September 30, 2009 and December 31, 2008, property, plant and equipment comprised the following:

	September 30, 2009	December 31, 2008
	(unaudited)
	(in millions)
Land	$1.3	$1.3
Buildings and leasehold improvements	19.5	16.3
Machinery and equipment	10.8	8.8
Rental tools	50.9	47.1
Equipment in progress	0.1	5.5
Furniture and fixtures	1.3	1.2
Transportation equipment	4.3	4.9
Computer equipment	1.7	1.3

Total property, plant and equipment	89.9	86.4
Less: accumulated depreciation	(27.5)	(19.6)

Property, plant and equipment, net	$62.4	$66.8

Depreciation expense for the three months ended September 30, 2009 and 2008 was $2.9 million and $3.0 million, respectively, and for nine months ended September 30, 2009 and 2008 was $8.6 million and $7.0 million, respectively. Depreciation expense that directly relates to activities that generate revenue amounted to $2.3 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $6.8 million and $5.2 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are recorded within cost of revenue in our Consolidated Condensed Statements of Income (Loss).

Note 7 – Goodwill

We evaluate the carrying value of goodwill during the fourth quarter of each year and on an interim basis if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (i) a significant adverse change in legal factors or in business climate, (ii) unanticipated competition, or (iii) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

The analysis conducted on the intangible assets of both the Teledrift and Chemical and Logistics reporting units did not result in any impairment as the calculated fair value of these assets exceeded their book value. Our recoverability assessment of these intangible assets considered company-specific projections, assumptions about market participant views and the Company’s overall market capitalization as of the testing date. Although certain factors surrounding market and industry risk rates utilized in the Company’s assessment decreased during the third quarter, the Company’s third quarter results of its Teledrift business continued to fluctuate, which negatively impacted the Company’s discounted cash flow forecast utilized in its impairment assessment compared to amounts used for the 2008 evaluations.

Due to the continued macro-economic conditions affecting the oil and gas industry and the financial performance of all of our reporting units, management tested for evidence of impairment in the second and again in the third quarter of 2009. The assessment for impairment focused mainly on the Teledrift and Chemical and Logistics reporting units as these are the only reporting units with material amounts of goodwill and other intangible assets. Based upon these evaluations, we recorded an impairment charge of approximately $18.5 million primarily related the Teledrift reporting unit in the second quarter of 2009. No additional impairment charge was required in the third quarter of 2009. The impairment analysis for the Chemical and Logistics reporting unit did not result in any impairment.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in our recorded goodwill by reporting units from December 31, 2007 through September 30, 2009:

	Reporting Units				Total
	Chemical and Logistics	Artificial Lift	Teledrift	Remaining Drilling Products segment
	(in millions)
Goodwill
December 31, 2007	$11.6	$5.9	$—	$43.0	$60.5
Acquisition	—	—	46.5	—	46.5
Impairment	—	(5.9)	(12.6)	(43.0)	(61.5)

December 31, 2008	$11.6	$—	$33.9	$—	$45.5
Impairment	—	—	(18.5)	—	(18.5)

September 30, 2009	$11.6	$—	$15.4	$—	$27.0

Note 8 – Intangible Assets

The components of intangible assets at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
	(in millions)
Patents	$6.4	$6.3
Customer lists	28.6	28.6
Non-compete	1.7	1.7
Brand name	6.2	6.2
Supply contract	1.7	1.7
Other	0.4	0.5
Accumulated amortization	(13.4)	(11.5)

Total	31.6	33.5
Deferred financing costs	6.4	5.6
Accumulated amortization	(2.2)	(1.1)

Net deferred financing costs	4.2	4.5

Intangible assets, net	$35.8	$38.0

Intangible and other assets are being amortized on a straight-line basis ranging from two to 20 years. The Company recorded amortization expense related to our intangible assets in depreciation and amortization in our Consolidated Condensed Statement of Income (Loss) of $0.6 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $1.9 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 9 – Long-Term Debt

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
	(in millions)
Convertible Senior Notes	$115.0	$115.0
Discount on Convertible Senior Notes	(20.6)	(24.2)

Convertible Senior Notes, net of discount	$94.4	$90.8

Long-term debt:
Senior credit facility
Equipment term loans	$23.2	$34.0
Real estate term loans	0.7	0.8
Revolving line of credit	1.7	2.3
Promissory note to stockholders of acquired business, maturing December 2009	0.2	0.5
Other	0.5	0.9

Total	26.3	38.5
Less: current portion	(26.0)	(9.0)

Long-term debt, less current portion	$0.3	$29.5

Convertible Senior Notes

On February 11, 2008, the Company entered into an underwriting agreement (“Convertible Notes Underwriting Agreement”) with the subsidiary guarantors named therein (“Guarantors”) and Bear, Stearns & Co. Inc. (“Underwriter”). The Convertible Senior Notes Underwriting Agreement related to the issuance and sale (“Convertible Notes Offering”) of $100.0 million aggregate principal amount of the Company’s Convertible Senior Notes. The Convertible Senior Notes are guaranteed on a senior, unsecured basis by the Guarantors. Pursuant to the Convertible Notes Underwriting Agreement, the Company granted the Underwriter a 13-day over-allotment option to purchase up to an additional $15.0 million aggregate principal amount of the Convertible Senior Notes, which was exercised in full on February 12, 2008. The net proceeds received from the issuance of the Convertible Senior Notes were $111.8 million.

The Convertible Notes Underwriting Agreement contained customary representations, warranties and agreements by the Company and the Guarantors, and customary conditions to closing, indemnification obligations of both the Company and the Guarantors, on the one hand, and the Underwriter, on the other hand, including liabilities under the Securities Act of 1933, obligations of the parties and termination provisions. Because the Company is a holding company with no independent assets or operations, the Convertible Senior Notes are guaranteed by each of our 100% owned subsidiaries. The guarantees are full and unconditional, and joint and several.

The Company used the net proceeds from the Convertible Notes Offering to finance the acquisition of Teledrift and for general corporate purposes.

Accounting standards guidance, primarily within ASC Topic 470, “Debt,” clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount would be accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our Convertible Senior Notes are affected by this guidance. The Company assumed an 11.5% non-convertible rate and an expected term of the debt of five years to determine the debt discount. The expected term of five years is based upon the time until a call/put option on the Convertible Senior Notes at February 2013 can be exercised and the effective tax rate assumed at the inception of the Convertible Senior Notes was 38.0%. The guidance requires retrospective application to all periods presented. The effect of the application on stockholders’ equity as of December 31, 2008 was $15.0 million, which consisted of the discount on the debt of $27.8 million and the related deferred tax liability of $10.6 million at inception net of the accretion of the discount of $ 3.6 million and related tax effect of $1.4 million through December 31, 2008. For the three months ended September 30, 2009 and 2008 the accretion of the discount was $1.2 million and $1.1 million, respectively. For the nine months ended September 30, 2009 and 2008 the accretion of the discount was $3.6 million and $2.5 million, respectively.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2009 and December 31, 2008, unamortized debt discount was $20.6 million and $24.2 million, respectively. The following tables reflect the previously described retrospective adjustments related to the impact of the debt guidance on amounts previously reported as of December 31, 2008 and for the three and nine months ended September 30, 2008:

	December 31, 2008
	As reported	As adjusted
	(in millions)
Deferred tax assets, less current portion	$15.8	$6.6
Total assets	243.7	234.5

Convertible Senior Notes, net of discount	115.0	90.8
Additional paid-in capital	59.6	76.8
Accumulated deficit	(8.5)	(10.7)
Total stockholders’ equity	50.7	65.7
Total liabilities and stockholders’ equity	243.7	234.5

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	As reported	As adjusted	As reported	As adjusted
	(in millions, except per share data)		(in millions, except per share data)
Interest expense	$(2.7)	$(3.9)	$(7.2)	$(9.7)
Total other expense	(2.7)	(3.9)	(7.2)	(9.7)
Income before taxes	9.4	8.3	23.1	20.7
Provision for income taxes	(3.6)	(3.2)	(8.8)	(7.9)
Net income	5.9	5.1	14.4	12.8

Basic earnings per common share	0.31	0.27	0.76	0.68
Diluted earnings per common share	0.30	0.27	0.74	0.66

Senior Credit Facility

On February 4, 2008, the Company entered into a Second Amendment (“Amendment”) to the Amended and Restated Credit Agreement (as amended, modified or supplemented prior to the date thereof, the “Senior Credit Facility”), dated as of August 31, 2007, between the Company and Wells Fargo Bank, National Association. The Senior Credit Facility consisted of a revolving line of credit, an equipment term loan and two real estate term loans. The Amendment permitted the Company to consummate the acquisition of Teledrift, to issue up to $150 million of our Convertible Senior Notes to fund the purchase price of Teledrift, and to incur additional capital expenditures, and includes new financial covenants and other amendments.

The Amendment increased the principal payment required to be made by the Company from $0.5 million monthly to $2.0 million quarterly effective June 30, 2008.

On March 31, 2008, the Company entered into a new credit agreement with Wells Fargo Bank, National Association (“New Credit Agreement”). The New Credit Agreement provides for a revolving credit facility of a maximum of $25 million (“New Revolving Credit Facility”) and a term loan facility of $40 million (“New Term Loan Facility”) (collectively, the “New Senior Credit Facility”). The Company refinanced all but approximately $0.8 million of the outstanding indebtedness under its Senior Credit Facility with borrowings under the New Credit Facility. The amount under the Senior Credit Facility that was not refinanced relates to certain existing real estate loans.

The New Revolving Credit Facility will mature and be payable in full on March 31, 2011. The Company must make mandatory prepayments under the New Term Loan Facility annually beginning April 15, 2009, equal to 50% of the Company’s excess cash flow for the previous calendar year and accordingly paid $4.8 million on that date. The Company is required to repay the aggregate outstanding principal amount of the New Term Loan Facility in quarterly installments of $2.0 million, commencing with the quarter ending June 30, 2008 and accordingly the Company has made $2.0 million quarterly payments in 2008 and 2009, including the payment on September 30, 2009. All remaining amounts owed pursuant to the New Term Loan Facility mature and will be payable in full on March 31, 2011.

Interest accrues on amounts under the New Senior Credit Facility at variable rates based on, at the Company’s election, the prime rate or LIBOR, plus an applicable margin specified in the New Credit Agreement as amended by the Second Amendment to Credit Agreement dated as of March 13, 2009 (“Second Amendment”). A minimum of 50% of Advances as defined in the New Credit Agreement must be swapped from a floating to a fixed interest rate. At September 30, 2009, the interest rate swap had a notional amount of $21.0 million, swap rate of 2.785% and a fair value of ($0.4) million. The Company records the fair value of the swap in Accrued liabilities and the unrealized loss in other expense. The Company has no other derivative instruments.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

The rate of interest related to borrowings outstanding under the New Credit Agreement was approximately 8.2% at September 30, 2009.

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

In August 2009, in connection with the private placement, we also entered into a Third Amendment to our New Senior Credit Facility (“Third Amendment”). The Third Amendment (i) waives certain potential defaults would have occurred pursuant to the Credit Agreement as of June 30, 2009 without such a waiver, (ii) modifies certain of the financial and other covenants contained in the Credit Agreement, (iii) provides that we are permitted to retain all of the net proceeds of the private placement, and also under most circumstances any proceeds derived by the Company from the exercise of any of the warrants issued in the private placement, and (iv) permits us to pay dividends in cash on the preferred stock in certain circumstances.

The Company determined during the second quarter of 2009 that it would breach the leverage ratio, the fixed charge coverage ratio, and the net worth covenants of the New Credit Agreement as of the quarter end of June 30, 2009 and during subsequent quarters unless the bank waived the possible June 30, 2009 breaches and these covenants were amended prospectively. The Third Amendment modified these covenants in the manner requested by the Company as described below.

The Third Amendment amended the Leverage Ratio covenant. “Leverage Ratio” is defined as the ratio that the debt of the Company bears to its trailing EBITDA (net income plus interest, tax, depreciation and amortization expense and other non-cash charges). The Third Amendment amended this covenant as follows: (i) there would be no Leverage Ratio covenant applicable to the periods beginning with the second quarter of 2009 through and including the first quarter of 2010, and (ii) thereafter, the Leverage Ratio could not exceed (a) 4.75 to 1.00 for the quarter ending on June 30, 2010, (b) 4.00 to 1.00 for the quarter ending on September 30, 2010, and (c) 3.75 to 1.00 for each quarter ending on or after December 31, 2010.

The Third Amendment also amended the Fixed Charge Coverage Ratio covenant of the New Credit Agreement. The New Credit Agreement defines “Fixed Charge Coverage Ratio” as the ratio of (a) the Company’s EBITDA for the trailing four quarters to (b) Fixed Charges for those four quarters. “Fixed Charges” is defined as the sum of (i) interest expense, (ii) scheduled debt payments, including capital leases payments, (iii) taxes payments, and (iv) actual maintenance capital expenditures. The Third Amendment modified this covenant by: (a) waiving the Fixed Charge Coverage Ratio for the second quarter of 2009, and (b) amending the Fixed Charge Coverage Ratio covenant for subsequent periods to provide that this ratio may not be less than: (i) 0.75 to 1.00 for the quarter ending September 30, 2009, (ii) 1.10 to 1.00 for the quarters ending December 31, 2009, March 31, 2010, and June 30, 2010, and (iii) 1.25 to 1.00 for each quarter ending on or after June 30, 2010. EBITDA and Fixed Charges will be determined for this purpose based on annualized results beginning with the results of the quarter ending September 30, 2009.

In addition, the Third Amendment amended the minimum Net Worth requirement set forth in the New Credit Agreement. “Net Worth” is defined as the shareholder’s equity of the Company and its subsidiaries, subject to certain adjustments. The Third Amendment modifies this covenant to now require that Net Worth at least equal (i) 90% of the Company’s Net Worth as of the end of the fiscal quarter ended June 30, 2009, plus (ii) 75% of the Company’s net income for each fiscal quarter ending after June 30, 2009 in which such net income is greater than $0, plus (iii) an amount equal to 100% of any proceeds of equity issuances by the Company after June 30, 2009.

Pursuant to the Third Amendment, the Company is required to maintain through June 30, 2010 at least $5.0 million of cash and availability under its revolving line of credit pursuant to the New Credit Agreement, and agreed to increase the amount of the annual principal payment it is required to make pursuant to the New Credit Agreement with respect to its term facility from 50% of Excess Cash Flow to 75% of Excess Cash Flow. “Excess Cash Flow” is the Company’s EBITDA, subject to certain adjustments, minus the sum of the following during such period: (i) taxes, (ii) permitted capital expenditures, (iii) cash interest expense, and (iv) principal installment payments and optional prepayments of the term facility.

In addition, the Third Amendment made certain other changes to the New Credit Agreement, including making changes relating to permitted debt, operating leases, acquisitions, and asset sales.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

At September 30, 2009, we were not in compliance with the Net Worth and the Fixed Charge Coverage covenants under our New Credit Agreement, as amended.

On November 16, 2009, we entered into a Waiver and Fourth Amendment with respect to our New Senior Credit Facility (“Fourth Amendment”). The Fourth Amendment (i) waives certain potential defaults that would have occurred pursuant to the New Credit Agreement as of September 30, 2009 as described above, (ii) provides that we may not make any draws with respect to the New Revolving Credit Facility until February 10, 2010, (iii) requires that we make on November 16, 2009 the $2,000,000 principal payment with respect to the New Term Loan Facility which otherwise would have been due on December 31, 2009, (iv) requires that we maintain availability under the New Revolving Credit Facility of at least $4,000,000, and (v) otherwise modifies certain of the reporting requirements and other covenants contained in the Credit Agreement. We do not expect to be able to meet certain of the financial covenants under the New Senior Credit Facility as of December 31, 2009 and possibly throughout 2010. As a result, we have reclassified amounts owed under the New Senior Credit Facility as short term debt in the Consolidated Balance Sheet at September 30, 2009. While we have been successful in obtaining waivers from our bank lenders in recent periods, however, there can be no assurance we will be successful obtaining such waivers for these events in the future.

Our availability under the revolving line of credit of the New Senior Credit Facility is defined by a borrowing base comprised of eligible accounts receivable and inventory. As of September 30, 2009, we had $1.7 million outstanding under the revolving line of credit of the New Senior Credit Facility. Total availability under our credit facility amounted to $13.2 million at September 30, 2009. During the period subsequent to this date through November 16, 2009, we borrowed an additional $9 million under this revolving line of credit. We paid the $2 million quarterly principal payment installment on November 16, 2009, which otherwise would have been due on December 31, 2009, according to the terms of the Fourth Amendment.

As of September 30, 2009, the Company had approximately $0.2 million outstanding in vehicle loans and capitalized vehicle leases.

Note 10 – Fair Value Disclosure

The following table presents information about the Company’s liability measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in millions):

	Level 1	Level 2	Level 3	Total
Convertible Senior Notes	—	$63.3	—	$63.3

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

Note 11 – Convertible Preferred Stock and Stock Warrants

On August 12, 2009, we closed a private placement transaction with certain accredited investors, pursuant to which such investors purchased an aggregate of 16,000 units (“Units”) at a purchase price of $1,000 per Unit. Each Unit was comprised of (i) one share of cumulative convertible preferred stock (“Convertible Preferred Stock”), (ii) warrants to purchase up to 155 shares of our common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and (iii) contingent warrants to purchase up to 500 shares of our Common Stock at an exercise price of $2.45 per share (“Contingent Warrants”). Each share of Convertible Preferred Stock is convertible at the holder’s option, at any time, into 434.782 shares of our common stock under certain conditions. This conversion ratio represents an equivalent conversion price of $2.31 per share. The closing of this private placement resulted in the receipt of proceeds of $14.8 million, net of transaction costs of $1.2 million. We used the net proceeds to reduce borrowings under our bank credit facility, thereby providing additional availability of credit, and for general corporate purposes.

Each share of Convertible Preferred Stock has a liquidation preference of $1,000. Dividends will accrue at the rate of 15% of the liquidation preference per year and will accumulate if not paid quarterly. As of September 30, 2009, the Company had accrued dividends of $0.3 million.

The Convertible Preferred Stock will, at the Company’s option (but not earlier than February 12, 2010), be automatically converted into shares of our common stock if the closing price of the common stock is equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the Convertible Preferred Stock

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

automatically converts and the Company has not previously paid holders amounts equal to at least eight quarterly dividends on the Convertible Preferred Stock, the Company will also pay to the holders, in connection with any automatic conversion, and amount, in cash or shares of our common stock (based on the market value of the common stock), equal to eight quarterly dividends less any dividends previously paid to holders of the Convertible Preferred Stock.

The Company may redeem any of the Convertible Preferred Stock beginning on August 12, 2012. The initial redemption price will be 105% of the liquidation preference, declining to 102.5% on August 12, 2013, and to 100% on or after August 12, 2014, in each case plus accrued and unpaid dividends to the redemption date.

The Exercisable Warrants are immediately exercisable and will expire if not exercised by August 12, 2014. The Contingent warrants became exercisable after we obtained shareholder approval on November 9, 2009 and will expire if not exercised by November 9, 2014. Both the Exercisable Warrants and Contingent Warrants contain anti-dilution price protection in the event the Company issues shares of Common Stock or securities exercisable for or convertible into Common Stock at a price per share less than their exercise price, subject to certain exceptions.

The gross proceeds from the issuance of the Units were accounted for in accordance with ASC 470-20, “Debt – Debt with Conversion and Other Options” and were allocated at the date of the transaction based on the relative fair values of the preferred stock and the warrants. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the warrants) as preferred stock in stockholders’ equity and the detached warrants were recorded in additional paid-in capital at $5.2 million.

The Company evaluated whether the embedded conversion option within the preferred stock was beneficial (had intrinsic value) to the holders of the preferred stock. The intrinsic value of the conversion option was determined to be $5.2 million and was recognized as a beneficial conversion discount with offset to additional paid-in capital at the date of the transaction.

The conversion period for the preferred stock was estimated to be 36 months based on an evaluation of the conversion options. The accretion of the discount on the preferred stock recorded for the three and nine months ended September 30, 2009 was $0.5 million.

Note 12 – Treasury Stock

For the three and nine month periods ended September 30, 2009, 11,975 and 88,619 shares, respectively, previously issued as Restricted Stock Awards (“RSAs”) to employees, were forfeited or cancelled during 2009 and accounted for as treasury stock.

The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The Company currently neither has nor intends to initiate a share repurchase program.

Note 13 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period including “contingent shares” if any. Contingent shares include common shares that would be issued from the conversion of preferred stock and exercisable stock warrants. For the three and nine months ended September 30, 2009, weighted average common shares related to convertible preferred stock of 3,705,099 and 1,248,605, respectively, were excluded from dilutive earnings per share because they were anti-dilutive. Additionally, warrants to purchase 10,480,000 shares of common stock were excluded from dilutive earnings per share, as the inclusion of such shares would have been antidilutive.

Diluted earnings per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options) less the number of common shares assumed to be purchased with the exercise proceeds using the average market price of the Common Stock for each of the periods presented. Due to the net loss for the three and nine month periods ended September 30, 2009, approximately 91,000 and 96,000 shares, respectively, of dilutive shares relating to stock options have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 14 – Share-Based Compensation

The Company follows accounting guidance found in ASC Topic 715, “Compensation – Stock Compensation” and ASC Topic 505, “Equity.” This guidance requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense over the vesting period, based on their fair values.

In 2009, the Company awarded approximately 690,000 stock options to certain employees under the 2007 Long-Term Incentive Plan (“2007 Plan”). The fair value of these stock options, based on the Black-Scholes calculation, range from $0.80 to $1.66 per share. As of September 30, 2009, the Company has approximately 1,223,000 stock options outstanding of which approximately 511,000 are vested.

In 2009, the Company awarded approximately 423,000 RSAs to certain employees and non-employee directors under the 2007 Plan, all of which vest over a 4 year period. A summary of RSA activity for the nine months ended September 30, 2009 follows:

2009
Unvested as of January 1,	233,498
Granted	423,144
Vested	(44,841)
Forfeited	(88,619)

Unvested as of September 30,	523,182

Approximately $0.7 million and $0.6 million of share-based compensation expense was recognized during the three-month periods ended September 30, 2009 and 2008, respectively, related to stock option grants and RSAs. Approximately $1.3 million and $2.1 million of share-based compensation expense was recognized during the nine month periods ended September 30, 2009 and 2008, respectively, related to stock option grants and RSAs. As of September, 30, 2009 total share-based compensation related to unvested awards (stock options and RSAs) was approximately $5.7 million, and the weighted-average period over which this cost will be recognized is approximately 3.0 years.

Note 15 – Income Taxes

The effective income tax rate for the three months ended September 30, 2009 and 2008 was 243.1% and 38.1%, respectively. The effective income tax rate for the nine months ended September 30, 2009 and 2008 was 12.5% and 38.0%, respectively. Our effective income tax rate in 2009 differs from the federal statutory rate primarily due to state income taxes, and the valuation allowance recorded against certain deferred tax assets. Our effective income tax rate in 2008 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction.

Our current corporate organization structure requires us to file two separate consolidated U.S. federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group. As of September 30, 2009, one of the group has net operating loss (“NOL”) carryforwards and other net deferred tax assets of approximately $16.8 million. Our ability to utilize our net operating losses and other tax attributes could be subject to a significant limitation if we were to undergo an “ownership change” for purpose of Section 382.

ASC Topic 825, “Income Taxes” requires all available evidence, both positive and negative, to be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. As discussed in “Note 1 – Our Business, Recent Events and Basis of Presentation,” we may need to generate additional financial resources in order to meet our business objectives and make scheduled payments or mandatory prepayments on our current debt obligations. If we are not able to generate positive cash flows and profits or obtain adequate additional financing or refinancing, we may be required to curtail operations or be unable to continue as a going concern. As a result, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of it is deferred tax assets as of September 30, 2009. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $16.8 million has been provided against deferred tax assets as of September 30, 2009.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Note 16 – Commitments and Contingencies

The Company is involved, on occasion, in routine litigation incidental to its business. The Company believes that the ultimate resolution of the routine litigation that may develop will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Note 17 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Company has determined that there are three reportable segments:

•

The Chemicals and Logistics segment is comprised of two business units. The specialty chemical business unit designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The logistics business unit manages automated bulk material handling, loading facilities and blending capabilities for oilfield service companies.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note 2 – Summary of Significant Accounting Policies” in our December 31, 2008 Form 10-K. Inter-segment sales are accounted for at fair value as if sales were to third parties and are eliminated in the consolidated financial statements.

Summarized unaudited financial information concerning the segments for the three and nine months ending September 30, 2009 and 2008 is shown in the following tables (in millions):

Three months ended September 30, 2009	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Revenue	$11.0	$10.2	$2.6	$—	$23.8
Income (loss) from operations	$3.5	$(3.2)	$0.1	$(2.9)	$(2.5)
Capital expenditures	$0.3	$0.4	$—	$—	$0.7

Three months ended September 30, 2008
Revenue	$30.4	$26.6	$5.8	$—	$62.8
Income (loss) from operations	$10.5	$5.4	$0.9	$(4.6)	$12.2
Capital expenditures	$0.8	$6.4	$0.1	$0.1	$7.4

Nine months ended September 30, 2009	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Revenue	$37.7	$40.1	$10.2	$—	$88.0
Income (loss) from operations (1)	$9.5	$(27.3)	$0.9	$(10.6)	$(27.5)
Capital expenditures	$0.4	$5.2	$—	$—	$5.6

Nine months ended September 30, 2008
Revenue	$82.4	$70.3	$13.4	$—	$166.1
Income (loss) from operations	$29.5	$12.9	$1.5	$(13.5)	$30.4
Capital expenditures	$1.9	$13.9	$0.2	$0.6	$16.6

(1)	Drilling Products segment includes a goodwill impairment charge of $18.5 million recorded during the second quarter of 2009.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

Revenue generated from international sales for the three months ended September 30, 2009 and 2008 was $3.5 million and $3.9 million, respectively. Revenue generated from international sales for the nine months ended September 30, 2009 and 2008 was $11.8 million and $13.4 million, respectively.

Identifiable assets by reportable segment were as follows (in millions):

	September 30, 2009	December 31, 2008
	(unaudited)
Chemicals and Logistics	$34.7	$44.1
Drilling Products	124.2	176.3
Artificial Lift	7.3	16.1
Corporate and Other	10.5	(2.0)

Total assets	$176.7	$234.5

Goodwill by reportable segment was as follows (in millions):

	September 30, 2009	December 31, 2008
	(unaudited)
Chemicals and Logistics	$11.6	$11.6
Drilling Products	15.4	33.9
Artificial Lift	—	—

Total goodwill	$27.0	$45.5

Note 18 – Subsequent Events

Through November 16, 2009, management has evaluated the events or transactions that have occurred for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the September 30, 2009 balance sheet date in its financial statements and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date.

On November 9, 2009, the Company held a special meeting of stockholders of record as of September 14, 2009. At the meeting, our stockholders voted on and approved (i) the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000 shares; (ii) the ability of the Company to pay dividends in the future in respect of its shares of preferred stock by issuing shares of the Company’s common stock; (iii) the anti-dilution price protection provision contained in certain warrants issued by the Company in a private placement in August 2009 and (iv) the contingent warrants issued by the Company in a private placement in August 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections and statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Flotek. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated condensed financial statements and the accompanying notes to the consolidated condensed financial statements (“Notes”).

We are a technology-driven growth company serving the oil, gas, and mining industries. We operate in select domestic and international markets including the Gulf Coast, the Southwest and the Rocky Mountains, Canada, Mexico, Central America, South America, Europe and Asia. We provide products and services to address the drilling and production-related needs of oil and gas companies through our three business segments: Chemicals and Logistics, Drilling Products and Artificial Lift. The Chemicals and Logistics segments provides a full spectrum of oilfield specialty chemicals used for drilling, cementing, stimulation, and production designed to maximize recovery from both new and mature fields. The Drilling Products segment provides down-hole drilling tools used in the oilfield, mining, water-well and industrial drilling sectors. We manufacture, sell, rent and inspect specialized equipment for use in drilling, completion, production and work-over activities. The Artificial Lift segment provides pumping system components, including electric submersible pumps, or ESPs, gas separators, production valves and services. Our products address the needs of coal bed methane and traditional oil and gas production to efficiently move gas, oil and other fluids from the producing horizon to the surface. The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality products and services, and maintain a competitive cost structure. Activity levels are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production. See “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information on these operations.

The challenging economic conditions facing the oil and gas industry have adversely affected our financial performance and liquidity in 2009. Revenue has declined significantly across all of our segments due to decreased demand for our products and services as natural gas prices and the number of well completions and rig count continues to be depressed. At September 30, 2009, we were not in compliance with certain financial covenants contained in the New Credit Agreement. We requested and obtained a waiver of these financial covenant violations from our lenders. However, we expect that we will not be able to meet certain of the financial covenants under the New Credit Agreement as of December 31, 2009, and possibly throughout 2010. As a result, we have reclassified amounts owing under the New Credit Agreement as current.

We believe that, assuming current revenue levels and cost structure, our current cash balance and estimated cash flows will be sufficient to satisfy our anticipated cash requirements at least through September 30, 2010. However, if we are not in compliance with the financial covenants in our New Credit Facility as of December 31, 2009, or subsequent periods, and we are unable to obtain waivers of those covenant violations, our lenders would be entitled to exercise their remedies under the New Credit Facility, which could include accelerating all amounts due under the New Credit Facility. We would not have sufficient funds to repay all such amounts, and would be required to seek additional financing, which we might not be able to obtain on terms favorable to us or at all. Acceleration of amounts under our New Credit Facility could also constitute a default under our Convertible Notes. The Company expects that it will need to renegotiate the New Credit Facility or refinance all or a portion of its indebtedness on or before maturity. While the Company believes that it can be successful in renegotiating or refinancing its indebtedness, there can be no assurance that it will be able to on attractive terms or at all. We are working to lower our working capital needs and have focused on cash collections of our accounts receivable balances and reduction of inventory. In the event capital required is greater than the amount we have available at the time, we would reduce the expected level of capital expenditures, sell assets and/or seek additional capital. Cash generated by future asset sales may depend on the overall economic conditions of the industries served by these assets, the condition and location of the assets, and the number of interested buyers. We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds in the capital markets through the issuance of additional indebtedness may be limited by covenants in our credit facilities, our credit rating and the willingness of banks and other financial services companies to lend. At September 30, 2009, our net worth was less than the $50 million required by the continued listing standard of the NYSE. We intend to submit a plan to the NYSE that will provide for us to come back into compliance with the NYSE’s continued listing standards, although the NYSE may not accept our plan or we may be unable to accomplish the actions set forth in that plan to come back into compliance with the NYSE’s continued listing standards over the time period allowed by the NYSE. If we are not able to generate positive cash flows and profits or obtain adequate additional financing or refinancing, we may be required to curtail operations or be unable to continue as a going concern. A number of factors could influence our liquidity sources, as well as the timing and ultimate outcome of our on-going efforts.

On November 16, 2009, we entered into a Waiver and Fourth Amendment with respect to our New Senior Credit Facility (“Fourth Amendment”). The Fourth Amendment (i) waives certain potential defaults that would have occurred pursuant to the New Credit Agreement as of September 30, 2009 as described above, (ii) provides that we may not make any draws with respect to the New Revolving Credit Facility until February 10, 2010, (iii) requires that we make on November 16, 2009 the $2,000,000 principal payment with respect to the New Term Loan Facility which otherwise would have been due on December 31, 2009, (iv) requires that we maintain availability under the New Revolving Credit Facility of at least $4,000,000, and (v) otherwise modifies certain of the reporting requirements and other covenants contained in the Credit Agreement. We do not expect to be able to meet certain of the financial covenants under the New Senior Credit Facility as of December 31, 2009 and possibly throughout 2010. As a result, we have reclassified amounts owed under the New Senior Credit Facility as short term debt in the Consolidated Balance Sheet at September 30, 2009. While we have been successful in obtaining waivers from our bank lenders in recent periods, however, there can be no assurance we will be successful obtaining such waivers for these events in the future.

Market Conditions

Our operations are driven primarily by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of work-over activity in North America. Drilling activity, in turn, is largely dependent on the price of crude oil and natural gas and the volatility and expectations of future oil and natural gas prices. Our results of operations also depend heavily on the pricing we receive from our customers, which depends on activity levels, availability of equipment and other resources, and competitive pressures. These market factors often lead to volatility in our revenue and profitability. Historical market conditions are reflected in the table below:

	As of September 30,
	2009	% Change	2008
Rig Count: (1)
U.S.	1,017	(49.0)%	1,995
Canada	228	(51.0)%	465
Commodity Prices :
Crude Oil (West Texas Intermediate)	$70.46	(30.0)%	$100.70
Natural Gas (Henry Hub)	$3.24	(60.2)%	$8.15

(1)	Estimate of drilling activity as measured by active drilling rigs based on Baker Hughes Inc. rig count information.

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

With the decline and volatility of oil and natural gas prices over the past nine months, tightening and uncertainty in the credit markets and the global economic slowdown, drilling rig activity in North America has declined significantly from October, 2008 through October, 2009. We have begun to see an abatement of the decline in drilling rig activity in recent weekly rig count reports; however, while we expect to see eventual increases in U.S. drilling activity in 2010, the timing and magnitude of the increase remains uncertain. The acceleration of drilling activity is influenced by a number of factors including commodity prices, global demand for oil and natural gas, supply and depletion rates of oil and natural gas reserves as well as broader variables such as government monetary and fiscal policy.

Canadian Rig Count

The demand for our services in Canada is driven primarily by oil and natural gas drilling activity, and similar to the United States, tends to be extremely volatile. During the last 10 years, the lowest average annual rig count was 212 in fiscal 1999 and the highest average annual rig count was 502 in fiscal 2006. Similar to activity in the United States, drilling rig activity in Canada has trended lower over the past twelve months.

Outlook

As described under “Market Conditions” above, our operations are driven primarily by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of work-over activity in North America. The global economic slowdown has led to a steep decline in oil and natural gas prices in the first quarter of this year. Since that time the price of oil has increased while natural gas prices have remained relatively stagnant, with current prices significantly below their historic highs in July 2008. The result of this price volatility is a reduction in cash flows of oil and gas producers that has led to significant reductions in drilling activity, particularly in the U.S. market.

The average U.S. drilling rig activity was 970 during the third quarter, slightly greater than the average rig count of 934 rigs working in the second quarter. We expect continued stabilization of the rig count in the fourth quarter and, while the timing and magnitude of the improvement remains uncertain, further improvement into 2010. Fourth quarter activity is traditionally influenced by periods of moderating activity resulting from seasonal holidays. While we have experienced a modest increase in overall business activity, pricing power and future pricing direction remains uncertain, a tenet which is consistent with historical pricing behavior as oilfield activity accelerates from the bottom of the business cycle. We continue to monitor customer activities and continue to take measures we consider appropriate within our organization to balance costs with our abilities to meet current and anticipated customer demand.

Third quarter drilling activity in Canada increased from second quarter as summer seasonal drilling programs reached peak activity levels. However, on a year-over-year basis, third quarter 2009 drilling activity was approximately 51% below levels a year ago.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Revenue	$23.8	$62.8	$88.0	$166.1
Cost of revenue (1)	17.5	36.2	65.5	95.9
Expenses:
Impairment of Goodwill	—	—	18.5	—
Selling, general and administrative	7.2	12.4	26.6	34.3
Depreciation and amortization	1.2	1.6	3.7	4.2
Research and development	0.4	0.4	1.2	1.3

Total expenses	8.8	14.4	50.0	39.8

Income (loss) from operations	(2.5)	12.2	(27.5)	30.4
Income (loss) from operations %	(10.5)%	19.3%	(31.3)%	18.3%
Other expense:
Interest expense (2)	(4.1)	(3.9)	(11.6)	(9.7)
Investment income and other	0.1	—	(0.1)	—

Total other expense	(4.0)	(3.9)	(11.7)	(9.7)
Income (loss) before income taxes	(6.5)	8.3	(39.2)	20.7
Provision for income taxes (3)	(15.8)	(3.2)	(4.9)	(7.9)

Net income (loss)	$(22.3)	$5.1	$(44.1)	$12.8
Accrued dividends and accretion of discount on cumulative convertible preferred stock	(0.8)	—	(0.8)	—

Net income (loss) allocable to common stockholders	$(23.1)	$5.1	$(44.9)	$12.8

Basic Earnings Per Share	$(1.18)	$0.27	$(2.29)	$0.68

Diluted Earnings Per Share	$(1.18)	$0.27	$(2.29)	$0.66

(1)	Includes Depreciation directly related to production of Revenue of $2.3 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $6.8 million and $5.2 million for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Includes Interest expense related to the application of Accounting Standards Codification (“ASC”) Topic 470, “Debt” of $1.2 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.
(3)	Includes Income tax expense of $18.6 million primarily related to the deferred tax valuation allowance recorded for the three and nine months ended September 30, 2009.

Consolidated – Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Revenue declined in all periods across all of our segments due to a decrease in demand for our products and services as natural gas prices, well completions and rig count fell approximately 40%. We also experienced pricing pressure due to increased competition and decreased demand.

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

Research and development (“R&D”) costs as a percentage of revenue increased approximately 100 basis points and 50 basis points for the quarter and year-to-date compared to 2008. Due to the dramatic reduction in revenue, we have reduced spending in this area but maintain a minimum level of spending as an investment in our future growth.

Interest expense increased as a result of higher debt levels incurred to finance the Teledrift acquisition, the accretion of the debt discount associated with our Convertible Senior Notes and increased working capital needs. To finance the Teledrift acquisition, we issued $115.0 million of our Convertible Senior Notes bearing an interest rate of 5.25% that are due in 2028.

The effective income tax rate for the three months ended September 30, 2009 and 2008 was 243.1% and 38.1%, respectively. The effective income tax rate for the nine months ended September 30, 2009 and 2008 was 38.1% and 38.0%, respectively. Our effective income tax rate in 2009 differs from the federal statutory rate primarily due to state income taxes, and the valuation allowance recorded against certain of our deferred tax assets. Our effective income tax rate in 2008 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction.

Our current corporate organization structure requires us to file two separate consolidated U.S. federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group. As of September 30, 2009 one of the groups has net operating loss (“NOL”) carryforwards and other net deferred tax assets of approximately $16.8 million. Primarily due to our inability under generally accepted accounting principles to assume future profits and due to our reduced ability to implement tax planning strategies to utilize our NOLs if we are unable to continue as a going concern, we concluded that valuation allowances on these deferred tax assets were required.

Results by Segment

Revenue and operating income amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in “Note 17 – Segment Information” of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with accounting guidance found in the “Classification” and “Financial Statements” topics of the Accounting Standards Codification. Certain corporate-level activity has been excluded from segment operating results and is presented separately.

Chemicals and Logistics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Revenue	$11.0	$30.4	$37.7	$82.4
Income from operations	3.5	10.5	9.5	29.5
Income from operations (% of revenue)	31.8%	34.6%	25.2%	35.8%

Chemicals and Logistics – Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Chemicals and Logistics revenue decreased as a result of decreased sales volume related to decreased well fracturing activities and increased pricing pressures due to the recent decline in oil and gas exploration activities. Sales of our proprietary, biodegradable, ‘green’ chemicals declined as the number of well completions declined throughout the year.

Income from operations decreased due to lower revenues. We have partially mitigated the effect of our lower demand and pricing pressure through indirect cost containment efforts related to professional fees and employee costs.

With product pricing pressures leveling off in North America and anticipated improvement in international sales, we anticipate modest improvement in revenue growth and margins for the segment in the fourth quarter of 2009.

Drilling Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Revenue	$10.2	$26.6	$40.1	$70.3
Income (loss) from operations	(3.2)	5.4	(27.3)	12.9
Income (loss) from operations (% of revenue)	(31.4)%	20.6%	(68.1)%	18.4%

Drilling Products – Comparison of Three and Nine Months Ended September 30, 2009 and 2008

In February 2008 we acquired substantially all the assets of Teledrift, which specializes in designing and manufacturing wireless survey and measurement while drilling (“MWD”) tools.

Drilling Products revenue decreased as a result of lower drilling activities in North America related to both oil and gas and competitive pricing pressures.

Income (loss) from operations decreased and can also be attributed to a declining sales base and increased pricing pressure as well as the goodwill impairment for the nine months ended September 30, 2009. We have partially mitigated the effect of our lower demand and pricing pressure through staff reduction.

In Drilling Products, we expect international sales to gradually improve our Teledrift product line in the fourth quarter through year end. Copper prices, which have rebounded from second quarter lows, will drive more revenue in our mining business in 2010. We believe that as horizontal drilling increases, Drilling Products is well positioned to capitalize on this market as we have equipment well suited for these applications.

Artificial Lift

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Revenue	$2.6	$5.8	$10.2	$13.4
Income from operations	0.1	0.9	0.9	1.5
Income from operations (% of revenue)	3.8%	15.8%	8.8%	10.8%

Artificial Lift – Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Artificial Lift revenue declined on a year-to-date basis and quarterly basis. The revenue decreased due to lower rig count and lower gas prices.

Income from operations decreased in the quarterly period mainly due to the revenue decrease and pricing pressure from our customer base. In all periods, we reduced indirect costs related to professional fees and employee related costs.

Liquidity and Capital Resources

The challenging economic conditions facing the oil and gas industry have adversely affected our financial performance and liquidity in 2009. Revenue has declined significantly across all of our segments due to decreased demand for our products and services as natural gas prices and the number of well completions and rig count continues to be depressed. At September 30, 2009, we were not in compliance with certain financial covenants contained in the New Credit Agreement. We requested and obtained a waiver of these financial covenant violations from our lenders. However, we expect that we will not be able to meet certain of the financial covenants under the New Credit Agreement as of December 31, 2009, and possibly throughout 2010. As a result, we have reclassified amounts owing under the New Credit Agreement as current.

We believe that, assuming current revenue levels and cost structure, our current cash balance and estimated cash flows will be sufficient to satisfy our anticipated cash requirements at least through September 30, 2010. However, if we are not in compliance with the financial covenants in our New Credit Facility as of December 31, 2009, or subsequent periods, and we are unable to obtain waivers of those covenant violations, our lenders would be entitled to exercise their remedies under the New Credit Facility, which could include accelerating all amounts due under the New Credit Facility. We would not have sufficient funds to repay all such amounts, and would be required to seek additional financing, which we might not be able to obtain on terms favorable to us or at all. Acceleration of amounts under our New Credit Facility could also constitute a default under our Convertible Senior Notes. The Company expects that it will need to renegotiate the New Credit Facility or refinance all or a portion of its indebtedness on or before maturity. While the Company believes that it can be successful in renegotiating or refinancing its indebtedness, there can be no assurance that it will be able to on attractive terms or at all. We are working to lower our working capital needs and have focused on cash collections of our accounts receivable balances and reduction of inventory. In the event capital required is greater than the amount we have available at the time, we would reduce the expected level of capital expenditures, sell assets and/or seek additional capital. Cash generated by future asset sales may depend on the overall economic conditions of the industries served by these assets, the condition and location of the assets, and the number of interested buyers. We cannot assure you that needed capital will be available on acceptable terms or at all. Our ability to raise funds in the capital markets through the issuance of additional indebtedness may be limited by covenants in our credit facilities, our credit rating and the willingness of banks and other financial services companies to lend. At September 30, 2009, our net worth was less than the $50 million required by the continued listing standard of the NYSE. We intend to submit a plan to the NYSE that will provide for us to come back into compliance with the NYSE’s continued listing standards, although the NYSE may not accept our plan or we may be unable to accomplish the actions set forth in that plan to come back into compliance with the NYSE’s continued listing standards over the time period allowed by the NYSE. If we are not able to generate positive cash flows and profits or obtain adequate additional financing or refinancing, we may be required to curtail operations or be unable to continue as a going concern. A number of factors could influence our liquidity sources, as well as the timing and ultimate outcome of our on-going efforts.

On August 12, 2009, we closed on the issuance of convertible preferred stock and received net cash proceeds of $14.8 million. We had cash and cash equivalents of $0.6 million at September 30, 2009 compared to $0.2 million at December 31, 2008.

On November 16, 2009, we entered into a Waiver and Fourth Amendment with respect to our New Senior Credit Facility (“Fourth Amendment”). The Fourth Amendment (i) waives certain potential defaults would have occurred pursuant to the Credit Agreement as of September 30, 2009 without such a waiver, (ii) provides that we may not make any draws with respect to the New Revolving Credit Facility until February 10, 2010, (iii) requires that we make on November 16, 2009 the $2,000,000 principal payment with respect to the New Term Loan Facility which otherwise would have been due on December 31, 2009, (iv) requires that we maintain availability under the New Revolving Credit Facility of at least $4,000,000, and (v) otherwise modifies certain of the reporting requirements and other covenants contained in the Credit Agreement.

Our availability under the revolving line of credit of the New Senior Credit Facility is defined by a borrowing base comprised of eligible accounts receivable and inventory. As of September 30, 2009, we had $1.7 million outstanding under the revolving line of credit of the New Senior Credit Facility. Total availability under our credit facility amounted to $13.2 million at September 30, 2009. During the period subsequent to this date through November 16, 2009, we borrowed an additional $9 million under this revolving line of credit. We paid the $2 million quarterly principal payment installment on November 16, 2009, which otherwise would have been due on December 31, 2009, according to the terms of the Fourth Amendment. We do not expect to be able to meet certain of the financial covenants under the New Senior Credit Facility as of December 31, 2009 and possibly throughout 2010. As a result, we have reclassified amounts owed under the New Senior Credit Facility as short term debt in the Consolidated Balance Sheet at September 30, 2009. While we have been successful in obtaining waivers from our bank lenders in recent periods, however, there can be no assurance we will be successful obtaining such waivers for these events in the future.

Operating Activities

In the nine months ended September 30, 2009, we generated $2.1 million in cash from operating activities. Net loss allocable to common stockholders for the nine months ended September 30, 2009 was $44.9 million. Non-cash additions to net loss during the nine months ended September 30, 2009 consisted primarily of $10.5 million of depreciation and amortization, $11.0 million of deferred tax expense, $1.3 million of compensation expense related to options and restricted stock awards, $3.6 million related to the accretion of the debt discount related to our Convertible Senior Notes, $0.5 million related to accretion of discount on cumulative convertible preferred stock and $18.5 million related to the impairment of goodwill.

During the nine months ended September 30, 2009, working capital increased operating cash flow by $0.8 million due mainly to collection of accounts receivable and inventory reductions partially offset by payments of accounts payable and accrued liabilities.

Investing Activities

During the nine months ended September 30, 2009, we used $3.5 million in investing activities primarily due to capital expenditures. Capital expenditures for the nine months ended September 30, 2009 totaled approximately $5.6 million. Capital expenditures for the remainder of 2009 are expected to be approximately $1.0 million. Management has not established the capital expenditure budget for 2010; however, the capital expenditure budget for 2010 must be less than $11.0 million according to the Fourth Amendment. The most significant expenditures were related to our Drilling Products segment and the expansion of our Teledrift MWD tools, CAVO mud motor fleet and the addition of rental tools to expand our rental tool base. We also recognized approximately $2.1 million of proceeds related to the sale of assets that were mainly lost-in-hole by our rental customers during normal drilling activities.

Financing Activities

As of September 30, 2009, we had $1.7 million outstanding under the revolving line of credit of the New Senior Credit Facility and $0.6 million of cash. Total availability under the revolving line of credit as of September 30, 2009 was approximately $13.2 million. Bank borrowings are subject to certain covenants and a material adverse change subjective acceleration clause. As of September 30, 2009 we were not in compliance with certain of the financial covenants under our New Senior Credit Facility. We requested and obtained a waiver of these financial covenant violations from our bank lenders on November 16, 2009.

The following is a listing of our contractually required and actual covenant ratios as of September 30, 2009:

Covenant	Required $/Ratio	Actual $/Ratio
Minimum Net Worth	Minimum $42.8 million	$24.7 million
Leverage Ratio (1)	Waived	10.41 to 1.00
Fixed Charge Coverage	Minimum 0.75 to 1.00	0.29 to 1.00
Senior Leverage	Maximum 2.00 to 1.00	1.93 to 1.00

(1)	Maximum leverage ratio was waived until June 30, 2010 in the August 6, 2009 amendment to our New Senior Credit Facility.

On August 6, 2009, we entered into an amendment (“Third Amendment”) to our New Senior Credit Facility. The Third Amendment changed the calculation of availability under our revolving line of credit, set a minimum liquidity maintenance amount, amended the annual Excess Cash Flow Recapture, waived the Mandatory Prepayment Requirement related to certain equity transactions, reduced the aggregate minimum threshold to trigger prepayment on an asset sale, increased interest charges related to margin rates and commitment fees, amended financial covenants related to Maximum Total Funded Debt to EBITDA, Minimum Fixed Charge Coverage Ratio and Minimum Net Worth, increased allowable capital expenditures for 2009, reduced additional indebtedness, changed certain reporting requirements and limited or restricted the company’s ability to acquire new business, sell assets, enter into operating leases, accelerate payments of subordinated debt or pay cash dividends.

On August 12, 2009, we closed a private placement transaction with certain accredited investors, pursuant to which such investors purchased an aggregate of 16,000 units (“Units”) at a purchase price of $1,000 per Unit. Each Unit was comprised of (i) one share of cumulative redeemable convertible preferred stock (“Convertible Preferred Stock”), (ii) warrants to purchase up to 155 shares of our common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and (iii) contingent warrants to purchase up to 500 shares of our Common Stock at an exercise price of $2.45 per share (“Contingent Warrants”). Each share of Convertible Preferred Stock is convertible at the holder’s option, at any time, into 434.782 shares of our common stock under certain conditions. This conversion ratio represents an equivalent conversion price of $2.31 per share. The closing of this private placement resulted in the receipt of proceeds of $14.8 million, net of transaction costs of $1.2 million. We used the net proceeds to reduce borrowings under our bank credit facility, thereby providing additional availability of credit, and for general corporate purposes.

Each share of Convertible Preferred Stock has a liquidation preference of $1,000. Dividends will accrue at the rate of 15% of the liquidation preference per year and will accumulate if not paid quarterly. As of September 30, 2009, the Company had accrued and unpaid dividends of $0.3 million.

The Convertible Preferred Stock will, at our option (but not earlier than February 12, 2010), be automatically converted into shares of our common stock if the closing price of the common stock is equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the Convertible Preferred Stock automatically converts and the Company has not previously paid holders amounts equal to at least eight quarterly dividends on the Convertible Preferred Stock, the Company will also pay to the holders, in connection with any automatic conversion, and amount, in cash or shares of our common stock (based on the market value of the common stock), equal to eight quarterly dividends less any dividends previously paid to holders of the Convertible Preferred Stock.

The Company may redeem any of the Convertible Preferred Stock beginning on August 12, 2012. The initial redemption price will be 105% of the liquidation preference, declining to 102.5% on August 12, 2013, and to 100% on or after August 12, 2014, in each case plus accrued and unpaid dividends to the redemption date.

The Exercisable Warrants are immediately exercisable and will expire if not exercised by August 12, 2014. The Contingent warrants became exercisable after we obtained shareholder approval on November 9, 2009 and will expire if not exercised by November 9, 2014. Both the Exercisable Warrants and Contingent Warrants contain anti-dilution price protection in the event we issues shares of Common Stock or securities exercisable for or convertible into Common Stock at a price per share less than their exercise price, subject to certain exceptions.

The Company used a portion of the proceeds from the private placement to repay amounts outstanding under its revolving line of credit, and will use the balance of the proceeds for general working capital needs and to satisfy future scheduled debt payments.

Contractual Obligations

As of September 30, 2009 the Company had approximately $0.2 million in vehicle loans and capitalized vehicle leases. Other than those discussed above related to our preferred stock offering, commitments under contractual obligations have not materially changed since our prior year end on December 31, 2008.

Impact of Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (“ASU”) 2009-01, Topic No. 105 (ASU Topic 105), “Generally Accepted Accounting Principles,” which replaced FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. Authoritative standards included in the Codification are designated by their ASC topical reference, with new standards designated as ASUs, with a year and assigned sequence number. The guidance is effective for financial statement issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard for its September 30, 2009 interim report with no financial impact on its consolidated condensed financial statements.

In June 2009, the FASB issued accounting guidance related to accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing found primarily within ASC Topic 470, “Debt.” In October 2009, the FASB released ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” which amends or added certain paragraphs to the related ASC Topic 470, “Debt.” These standards address the accounting for an entity’s own-share lending arrangement initiated in conjunction with convertible debt or other financing offering and the effect a share-lending arrangement has on earnings per share. Additionally, the guidance addresses the accounting and earnings per share implications for defaults by the share borrower, both when a default becomes probable of occurring and when a default actually occurs. This guidance released in June 2009 is effective for interim or annual periods beginning on or after June 15, 2009 for share-lending arrangements entered into in those periods. For all other arrangements within the scope, the guidance is applied retrospectively to share-lending arrangements that are outstanding as of the beginning of the fiscal year beginning on or after December 15, 2009. Early adoption is prohibited. Update guidance released in October 2009 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The update guidance is effective for all arrangements entered into on or before the beginning of the first reporting period that begins on or is after June 15, 2009. Update content shall be applied retrospectively for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company is currently evaluating the effect this will have on our consolidated condensed financial statements.

In May 2009, the FASB issued accounting guidance related to subsequent events found within ASC Topic 855, “Subsequent Events.” This guidance sets standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Additionally, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In April 2009, the FASB issued accounting guidance related to interim disclosures about fair value of financial instruments found within ASC Topic 825, “Financial Instruments.” This guidance requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance effective June 30, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities found within the ASC Topic 260, “Earnings Per Share (EPS).” This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted the guidance effective January 1, 2009. All prior-period earnings per share (“EPS”) data presented have been adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this Staff Position. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

In May 2008, the FASB issued accounting guidance related to debt with conversion and other options found primarily within ASC Topic 470, “Debt,” ASC Topic 815, “Derivatives and Hedging” and ASC Topic 825, “Financial Instruments.” This guidance clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The guidance requires retrospective application to all periods presented in the financial statements with cumulative effect of the change reported in retained earnings as of the beginning of the first period presented. Our 5.25% Convertible Senior Notes due February 2028 are affected by this new standard. Upon adopting the provisions of this guidance, we retroactively applied its provisions and restated our consolidated condensed financial statements for prior periods.

In applying this debt guidance, $27.8 million of the carrying value of our Convertible Senior Notes was reclassified to equity as of the February 2008 issuance date and offset by a related deferred tax liability of $10.6 million. This discount represents the equity component of the proceeds from the Convertible Senior Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five years, which is based on the call/put option on the debt at February 2013. Accordingly, $1.2 million and $1.1 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) for the three months ended September 30, 2009 and 2008, respectively, and $3.5 million and $2.5 million of additional non-cash interest expense was recorded in the Consolidated Condensed Statement of Income (Loss) for the nine months ended September 30, 2009 and 2008, respectively. See Note 9 – Long-Term Debt for more details on the retrospective application of this debt guidance.

In March 2008, the FASB issued accounting guidance related to derivative and hedging activities found within the ASC Topic 815, “Derivatives and Hedging.” This guidance requires enhanced disclosures about our derivative and hedging activities. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the guidance effective January 1, 2009. The implementation of this standard did not have a material impact on our consolidated condensed financial position and results of operations.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships which would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Form 10-K, filed on March 16, 2009 as amended in the Form 8-K filed on August 26, 2009, in the Notes to the Consolidated Financial Statements found in our Form 8-K filed on August 26, 2009, Note 2, and the Critical Accounting Policies section.

Impairment Charge

Flotek records goodwill related to business acquisitions when the purchase price exceeds the fair value of identified assets and liabilities acquired. Under accounting guidance found in ASC Topic 350, “Intangibles – Goodwill and Other,” goodwill is subject to an annual impairment test. Flotek normally performs its annual goodwill impairment testing in the fourth quarter. If an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. In the second quarter of 2009, the continued global financial and credit crisis and economic slowdown impacted our businesses and resulted in management reassessing the operating plans for its reporting units. As a result, we performed an interim impairment test at June 30, 2009. During the third quarter as a result of the continued slow-down in our businesses and liquidity concerns, we also performed an interim impairment test as of September 30, 2009. These impairment tests incorporated the revised plans included in our initial long range financial forecast and updated market and industry rates for each reporting unit to reflect our most current assessment of estimated fair value used for purposes of the goodwill impairment tests performed as of June 30 and September 30, 2009.

Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill to measure the amount of impairment loss. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (e.g., the fair value of the reporting unit is allocated to all of the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit).

The primary technique we utilize in estimating the fair value of our reporting units is discounted cash flow analysis. Discounted cash flow analysis requires us to examine market risk and equity rates and also to make various judgments, estimates and assumptions about future sales, operating margins, growth rates, capital expenditures, working capital and discount rates.

The long-range financial forecast is normally completed in the fourth quarter of each year, and it serves as the primary basis for our estimate of reporting unit fair values, absent significant changes in our outlook on future results. In addition, we compared the sum of the fair values that resulted from our discounted cash flow analysis of our reporting units to our current market capitalization to determine that our estimates of fair value were reasonable.

For purposes of the impairment testing, we determined that our Chemical and Logistics operating segment and our Artificial Lift operating segment to be reporting units. Additionally, we determined that a component of our Drilling Products operating segment, Teledrift, to be a reporting unit due to the availability of discrete financial information and that operating segment management regularly reviews its results. The remaining components of the Drilling Products operating segment were considered to be a reportable unit due to their similar economic characteristics.

In the first step of the impairment tests performed as of June 30 and September 30, 2009, we determined that the carrying value of our Teledrift reporting unit exceed its estimated fair value; therefore, step two of the goodwill impairment test was required for that reporting unit. Additionally, in our impairment test of the Chemical and Logistics reporting unit, we determined an estimated fair value that exceed the carrying value of this reporting unit by more than as of June 30 and September 30, 2009 by more than 50%.

The second step of the goodwill impairment test determines the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied goodwill is determined in a manner similar to determining the amount of goodwill recognized in a business combination. Accordingly, we assigned the fair value of the reporting unit to all the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The excess of fair value of the reporting unit over the amounts assigned to the reporting units is the implied goodwill. We performed this assignment process only for purposes of testing goodwill and did not write-up or write-down a recognized asset or liability, nor did we recognize a previously unrecognized intangible asset as a result of this allocation process. We determined that the carrying amount exceeded the implied goodwill for the Teledrift reporting unit and recognized an impairment loss of $18.5 million equal to that excess at June 30, 2009. At September 30, 2009 the implied fair value of goodwill of the Teledrift reporting unit exceeded the carrying amount by approximately 20% and therefore we did not record an impairment charge.

There are significant inherent uncertainties and judgment involved in estimating the fair value of our reporting units. While we believe we have used reasonable estimates and assumptions to estimate the fair value of our reporting units, it is possible that material changes could occur due to factors impacting the global financial markets and our industry in particular.

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

Furthermore, we are exposed to the impact of interest rate changes on our variable rate indebtedness within our New Senior Credit Facility. The impact on the average outstanding balance of our variable rate indebtedness as of September 30, 2009 from a hypothetical 10% increase in interest rates would be an increase in interest expense of approximately $2.6 million.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the design and operation of our disclosure controls and procedures in connection with the preparation of our financial statements for the period ended September 30, 2009. As a result of that evaluation, our principal executive and principal financial officers, or persons performing similar functions, identified the following control deficiencies that constituted a material weakness in connection with the preparation of our financial statements for the period ended September 30, 2009:

Control environment – We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. We did not maintain an effective control environment because of the following:

(a) As a result of numerous resignations, we did not maintain an appropriate level of senior management and Board level oversight related to financial reporting and internal controls.

(b) We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements.

Based on management’s evaluation, because of the material weakness described above, management has concluded that our internal control over financial reporting was not effective in connection with the preparation of our financial statements for the period ended September 30, 2009.

Remediation Plan

Our management, under new leadership as described below, has been actively engaged in the planning for, and the implementation of, remediation efforts to address the material weakness, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weakness and to enhance our overall financial control environment.

In October, 2009, the Board of Directors restructured the Company’s executive management team to more effectively manage the Company’s day-to-day operations. Mr. Jesse “Jempy” Neyman, Executive Vice President, Finance and Strategic Planning, was designated by the Board to act as the Company’s principal financial officer and principal accounting officer and Mr. Steve Reeves was appointed to serve as Executive Vice President, Business Development and Special Projects, of the Company.

In November 2009, the Board elected Mr. Kenneth T. Hern and Mr. John Reiland as directors. Mr. Hern was also elected to serve as a member of the Compensation and Audit Committees and as the Chairman of the Governance and Nominating Committee. Mr. Reiland was elected to serve as a member of the Compensation and Governance and Nominating Committees and as the Chairman of the Audit Committee. Mr. Richard Wilson, who has been a director of the Company since 2003, was also elected to serve as a member of the Governance and Nominating Committee and the Audit Committee and as the Chairman of the Compensation Committee.

Our new executive management team, together with our Board of Directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. In addition, we are in the process of evaluating our personnel and plan to make the necessary changes to strengthen the level of competency in key accounting and financial reporting functions.

(b) Changes in Internal Control over Financial Reporting

During the fourth quarter, we have begun the implementation of some of the remedial measures described above, including the appointment of our new executive management team and members of the Board of Directors. We also expect to commence an assessment of our financial business processes and our accounting and finance department shortly. We plan to implement the recommendations derived from this assessment.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 7, 2009, a class action suit was commenced in the United States District Court for the Southern District of Texas on behalf of purchasers of the common stock of the Company between May 8, 2007 and January 23, 2008, inclusive, seeking to pursue remedies under the Securities Exchange Act of 1934. There have been no material changes in the class action suit disclosed in the “Legal Proceedings” section of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. See “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

We are subject to claims and legal actions in the ordinary course of our business. We believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on us.

Item 1A.	Risk Factors.

We may not be able to continue as a going concern.

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2009, we were not in compliance with certain financial covenants contained in the New Credit Agreement. We requested and obtained a waiver of these financial covenant violations from our bank lenders. We do not expect to be able to meet certain of the financial covenants under the New Credit Facility as of December 31, 2009 and possibly throughout 2010. As a result, we have reclassified amounts owing under the New Senior Credit Facility as short term debt in the Consolidated Balance Sheet at September 30, 2009. Management recognizes that we will need to generate additional financial resources in order to meet our objectives and make scheduled payments or mandatory prepayments on our current debt obligations. If we are not able to generate positive cash flows and profits or obtain adequate additional financing or refinancing, we will be required to curtail operations. Furthermore, our inability to continue as a going concern would require us to restate our assets and liabilities on a liquidation basis, which could differ significantly from the going concern basis.

We may not be able to generate sufficient cash flows, to meet our debt service obligations or other liquidity needs, and we may not be able to successfully negotiate waivers, a forbearance or a new credit agreement to cure any covenant violations under our current credit agreements.

On several occasions we have failed to meet, or have projected that we would in the future fail to meet, the financial covenant requirements in our bank credit facilities. We have been required on these occasions to seek waivers of such covenant violations and amendments to our bank credit facility to modify these covenants. Most recently, we were not in compliance with certain of the financial covenants in our bank credit facility as of September 30, 2009, and we sought and obtained a waiver of these financial covenant violations from our bank lenders.

Our ability to generate sufficient cash flows from operations to make scheduled payments or mandatory prepayments on our current debt obligations and other future debt obligations we may incur will depend on our future financial performance, which may be affected by a range of economic, competitive, regulatory and industry factors, many of which are beyond our control. In addition, we may be required under generally accepted accounting principles to record further impairment charges in the future relating to the carrying value of our goodwill and intangible assets. If as a result of our financial performance, future impairment charges or other events we violate the financial covenants in our debt agreements or are unable to generate sufficient cash flows or otherwise obtain the funds required to make principal and interest payments on our indebtedness, we may have to seek waivers or a forbearance of these covenants from our lenders or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital through the issuance of debt securities or other securities. We cannot assure you that we will be able to obtain any required waivers or a forbearance from our lenders or that we will be able to accomplish any necessary refinancing, sale of assets or issuance of securities on terms that are acceptable. Our inability to obtain any required waivers or a forbearance, to generate sufficient cash flows to satisfy such obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

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

Our principal source of liquidity, other than cash flows from operations, is the revolving line of credit under our amended senior credit facility. The borrowing base under our revolving line of credit is based on our eligible accounts receivable and inventory. If our revenues and inventory decrease as a result of the current economic environment or otherwise, our borrowing capacity under our revolving line of credit could decrease, and such decreases could require us to repay excess borrowings under the revolving line. Any such decreases could also outpace any offsetting reductions in our working capital requirements, which could lead to reduced liquidity. While we believe that the proceeds of our equity private placement in August 2009, our cash flows from operations and amounts available under our new revolving line of credit are sufficient to meet our obligations in the near term, our needs for cash may exceed the levels generated from operations and available to us under our revolving line of credit due to factors which are beyond our control.

Our debt agreements also contain representations, warranties, fees, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or need to obtain waivers or a forbearance following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the New York Stock Exchange (“NYSE”). Under the NYSE’s continued listing standards, a company will be considered to be below compliance standards if, among other things, (i) both its average market capitalization is less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million; (ii) its average market capitalization is less than $15 million over a 30 trading-day period, which will result in immediate initiation of suspension procedures; or (iii) the average closing price of a listed security is less than $1.00 over a consecutive 30 trading-day period. As of September 30, 2009, our stockholders’ equity was less than $50 million. When a listed company’s stock falls below the market capitalization and stockholders’ equity standard, a company is considered “below criteria,” and the company is permitted to submit a business plan demonstrating its ability to return to compliance with these continued listing standards within 18 months of receipt of receipt from the NYSE of notification that it is below criteria. We intend to submit a business plan that will advise the NYSE of definitive action we intend to take that will bring us into conformity with the NYSE continued listing standards within the required period. However, if our plan is not approved or if we are unable to regain compliance with the NYSE listing requirements, our stock could be delisted from trading on the NYSE. A delisting of our common stock could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and (iii) decreasing the amount of news and analyst coverage for us. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships, and our ability to attract and retain personnel by means of equity compensation could be impaired. If our common stock is delisted from the NYSE and we are unable within 30 days to obtain a listing of our common stock on another national securities exchange, we are required to make an offer to repurchase our Convertible Senior Notes, and we could be unable to raise the required funds to make any such repurchases.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 9, 2009, we held a special meeting of our stockholders of record as of September 14, 2009. At the meeting, our stockholders voted on and approved (i) the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000 shares (“Charter Amendment”); (ii) the ability of the Company to pay dividends in the future in respect of its shares of preferred stock by issuing shares of the Company’s common stock (“Preferred Stock PIK Dividend Provision”); (iii) the anti-dilution price protection provision contained in certain warrants issued by the Company in a private placement in August 2009 (“Exercisable Warrant Anti-dilution Provision”) and (iv) the contingent warrants issued by the Company in a private placement in August 2009 (“Contingent Warrants”).

The holders of a total of 13,966,964 shares of common stock, representing 59.6% of the total shares of common stock outstanding and entitled to vote, were present in person or by proxy at the special meeting, constituting a quorum. At the meeting, the votes cast for and against, and those abstaining from voting with respect to each of the proposals described above, were as follows:

	Charter Amendment (1)	Preferred Stock PIK Dividend Provision	Exercisable Warrant Anti-dilution Provision	Contingent Warrants
For	12,320,492	12,427,677	12,666,434	12,420,149
Against	1,422,139	1,281,885	1,012,029	1,201,156
Abstain	224,333	257,402	288,501	345,659
Broker and Other Non-Votes	—	—	—	—

(1)	The proposal of the Charter Amendment required a majority vote “for” of all common shares outstanding to be approved. All other proposals required a majority vote “for” of all shares voted.

Item 5.	Other Information.

In the Current Report on Form 8-K filed on November 10, 2009, the Company reported the resignation of Mr. Scott Stanton, Mr. Barry Stewart and Mr. Kevin McMahon as occurring on November 5, 2005. This was a typographical error. Messrs. Stanton, Steward and McMahon resigned on November 5, 2009.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed on November 9, 2009.

10.1	Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated August 31, 2007.

10.2	Credit Agreement, dated as of March 31, 2008, among Flotek Industries, Inc., Wells Fargo Bank, National Association and the Lenders named therein.

10.3	Second Amendment to Credit Agreement, dated as of March 13, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein.

10.4	Waiver Agreement and Fourth Amendment to Credit Agreement, dated as of November 16, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein.

31.1	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Principal Executive Officer.

31.2	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Principal Financial Officer.

32.1	Section 1350 Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
Interim President

By:	/s/ JESSE E. NEYMAN
Jesse E. Neyman
Executive Vice President, Finance and Strategic Planning, Principal Financial Officer and Principal Accounting Officer

November 16, 2009

EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed on November 9, 2009.

10.1	Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated August 31, 2007.

10.2	Credit Agreement, dated as of March 31, 2008, among Flotek Industries, Inc., Wells Fargo Bank, National Association and the Lenders named therein.

10.3	Second Amendment to Credit Agreement, dated as of March 13, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein.

10.4	Waiver Agreement and Fourth Amendment to Credit Agreement, dated as of November 16, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein.

31.1	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Principal Executive Officer.

31.2	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Principal Financial Officer.

32.1	Section 1350 Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer.