Form 10-K/A
period 2008-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2009-11-23
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13270

FLOTEK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2930 W. Sam Houston Parkway N. #300	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 849-9911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common Stock, $0.0001 par value	New York Stock Exchange, Inc.

5.25% Convertible Senior Notes Due 2028 and guarantees	New York Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At February 11, 2009, there were 23,179,894 outstanding shares of Flotek Industries, Inc. Common Stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this amendment (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (our “Annual Report”) to reflect changes made in response to comments received by us from the Staff of the Securities and Exchange Commission (the “SEC”) in connection with the Staff’s review of our Annual Report. We are only filing the items of our Annual Report that have been revised in response to the Staff’s comments and all other information in our Annual Report remains unchanged. Accordingly, the Amendment should be read in conjunction with our Annual Report. Unless otherwise provided, all information contained in this Amendment is as of March 16, 2009, the original filing date of our Annual Report.

The only changes to our Annual Report are in Item 9A “Controls and Procedures” and Item 15 “Exhibits and Financial Statement Schedules.” In Item 9A we have revised our disclosure to more clearly present the conclusions of our principal executive, principal financial and principal accounting officers regarding the effectiveness of our disclosure controls and procedures as of December 31, 2008, based on their evaluation of those controls and procedures.

In Item 15 we have included dates on the Section 906 certifications, as such dates were inadvertently omitted in the original filing, and updated our list of exhibits. Pursuant to the rules of the SEC, currently dated certifications from our principal executive and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed or furnished herewith, as applicable.

Item 9A.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Act is accumulated and communicated to management, including our Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”) and Chief Accounting Officer (the “CAO”), as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide such reasonable assurance.

With the participation of our CEO, CFO and CAO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Act. Based on that evaluation, our CEO, CFO and CAO have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective at that reasonable assurance level.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by UHY LLP, the independent registered public accounting firm that also audited the Company’s financial statements. UHY issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and such attestation report is incorporated herein by reference to page 57 of the Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

3.2	Bylaws (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.1	Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.2	Form of Warrant to Purchase Common Stock of the Company, dated as of August 31, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (file no. 333-129308) filed on October 28, 2005).

4.3	Base Indenture, dated as of February 14, 2008 by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 14, 2008).

4.4	First Supplemental Indenture, dated as of February 14, 2008 by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed February 14, 2008).

4.5	Form of Global Security (incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Form 8-K filed February 14, 2008).

4.6	Form of Indenture for Subordinated Debt Securities (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (SEC File No. 333-148384), filed on December 28, 2007).

10.1	Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated as of August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.2	Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated November 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2007).

10.3	Second Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated February 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 7, 2008).

10.4	2003 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 registration statement filed on October 27, 2005).

10.5	2005 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 registration statement filed on October 27, 2005).

10.6	2007 Long Term Incentive Plan of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2007).

10.7	Asset Purchase Agreement dated April 3, 2006 among Total Energy Technologies, LLC, USA Petrovalve, Inc. and Total Well Solutions, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.8	Exclusive License Agreement dated April 3, 2006 among Flotek Industries, Inc., USA Petrovalve, Inc. and Total Well Solutions, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.9	Asset Purchase Agreement dated June 6, 2006 among LifTech, LLC, its owners and USA Petrovalve, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.10	Membership Interest Purchase Agreement dated October 5, 2006 between Turbeco, Inc. and the owner of a 50% interest in CAVO Drilling Motors, Ltd Co. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.11	Asset Purchase Agreement dated November 17, 2006 among Teal Supply Co., dba Triumph Drilling Tools, Inc., Turbeco Inc. and Michael E. Jensen (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2006).

10.12	Stock Purchase Agreement dated August 31, 2007 among the Company and SES Holdings, Inc. and the stockholders thereof (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.13	Assignment of Membership Interest dated November 15, 2007 between Turbeco, Inc. and the owner of the remaining 50% interest in CAVO Drilling Motors, Ltd Co. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2007).

10.14	Asset Purchase Agreement dated as of February 4, 2008 by and among Teledrift Acquisition, Inc., the Company, Teledrift, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 7, 2008).

10.15	Share Lending Agreement among the Company, Bear Stearns & Co. Inc. and Bear Stearns International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 13, 2008).

10.16	Credit Agreement, dated as of March 31, 2008, among Flotek Industries, Inc., Wells Fargo Bank, National Association and the Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.17	Pledge and Security Agreement, dated as of March 31, 2008, among Flotek Industries, Inc. and the subsidiaries named therein, in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.18	Guaranty Agreement, dated as of March 31, 2008, among the guarantors named therein, Wells Fargo Bank, N.A., the Lenders named therein, the Issuing Lender named therein and the Swap Counterparties named therein (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.19	Separation and Release Agreement, dated as of August 5, 2008, between Lisa Meier and Flotek Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2008).

10.20	First Amendment and Temporary Waiver, dated February 25, 2009, among Flotek Industries, Inc., Wells Fargo Bank, National Association and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2009).

10.21	Second Amendment to Credit Agreement, dated as of March 13, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

12**	Ratio of earnings to fixed charges.

21**	List of Subsidiaries.

23**	Consent of UHY LLP.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

*	Filed herewith.
**	Filed with our Annual Report on Form 10-K for the year ended December 31, 2008, as originally filed on March 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
Interim President

Date: November 23, 2009