Form 10-K/A
period 2008-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2009-12-21
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Flotek Industries, Inc. filed an Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 for the fiscal year ended December 31, 2008 (the “Original Filing”) and an amendment to its Original Filing on November 23, 2009 (the “Form 10-K/A”). This Amendment No. 2 amends the Original Filing and the Form 10-K/A, and is being filed to reflect changes made in response to comments received by us from the staff of the SEC (the “Staff”) in connection with the Staff’s review of our Original Filing and Form 10-K/A.

The only changes to our Original Filing are in Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8 “Financial Statements and Supplementary Data,” Item 9A “Controls and Procedures” and Item 15 “Exhibits and Financial Statement Schedules.”

In Items 6, 7 and 8, we have provided the updated financial information contained in our Current Report on Form 8-K filed on August 26, 2009. This financial information was updated to reflect certain required accounting adjustments.

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

The remainder of the Original Filing is unchanged and is reproduced in this Amendment No. 2. This Amendment No. 2 speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

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

	As of and For the Years Ended December 31,
	2008 (2)(3)	2007 (2)	2006 (2)	2005 (2)	2004 (2)
	(in thousands, except per share data)
Operating Data
Revenue	$226,063	$158,008	$100,642	$52,869	$21,881
Income (Loss) from operations (1)	$(30,751)	$29,686	$18,853	$10,114	$3,012
Net income (loss) (1)	$(34,161)	$16,727	$11,350	$7,720	$2,154
Earnings (Loss) per share – Basic (1)	$(1.78)	$0.91	$0.66	$0.53	$0.16
Earnings (Loss) per share – Diluted (1)	$(1.78)	$0.88	$0.61	$0.47	$0.15

Financial Position Data
Total assets	$234,575	$160,793	$82,890	$52,158	$15,957
Long-term debt, less current portion	$120,281	$52,377	$8,185	$7,277	$5,272
Stockholders’ equity	$65,721	$77,461	$53,509	$35,205	$4,823
Cash dividends declared per share	$—	$—	$—	$—	$—

[1]

Our results for 2008 include an impairment charge for goodwill and other intangible assets of $67.7 million. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

[2]

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).

[3]

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FSP Accounting Principles Board (APB) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). The Company elected to apply the provisions of FSP 14-1 to its 5.25% Senior Convertible Notes issued in 2008 as these Notes were outstanding during the year ended December 31, 2008, as reflected in the accompanying consolidated financial statements.

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

FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) was adopted by the Company, effective January 1, 2009. This new standard requires the retrospective revision of prior period financial statements related to the accounting for unvested share-based payment awards within the scope of FSP EITF 03-6-1. As described in more detail under “Recent Pronouncements” below, retrospective revisions to the amounts originally reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on March 16, 2009, have been included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations of Flotek Industries, Inc., as well as the accompanying Consolidated Financial Statements of Flotek Industries, Inc., in accordance with the provisions of FSP EITF 03-6-1. The effect of this EITF on the financial statements is immaterial.

FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) (FSP 14-1) was adopted by the Company, effective January 1, 2009. This new standard requires the retrospective revision of prior period financial statements related to the accounting for convertible debt instruments within the scope of FSP 14-1. As described in more detail under “Recent Pronouncements” below, retrospective revisions to the amounts originally reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on March 16, 2009, have been included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations of Flotek Industries, Inc., as well as the accompanying Consolidated Financial Statements of Flotek Industries, Inc., in accordance with the provisions of FSP 14-1.

No other changes from the amounts or disclosures originally reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, other than those necessitated by the retrospective revision provisions of FSP EITF 03-6-1 and FSP 14-1, have been included below or in the accompanying Consolidated Financial Statements of Flotek Industries, Inc.

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

Evidence of a softening in the oil, gas, and mining industry spending began to impact our results in November, 2008 particularly in our chemical sales to pumping companies. Late in the fourth quarter of 2008 we began to take actions to scale our business to cope with these factors by implementing various cost containment methods designed to reduce our fixed costs such as implementing an employee cap and reducing travel levels. Early in 2009, we took actions to size the workforce, in certain divisions, to our expected near-term work load resulting in headcount reductions, including contract employees and full and part time employees. Also in early 2009, we began implementing a plan to consolidate various facilities to better leverage our fixed cost structure. In conjunction with the current market downturn, we anticipate inventory levels will significantly decrease and we will work to take advantage of declining raw material prices to meet our customers demand for competitive pricing. A summary of factors important to understanding our results for 2008 is provided below and further discussed in the narrative that follows this overview:

•

Total Company Net (loss) was ($34.2) million and Diluted (loss) per share of ($1.78) in 2008 compared to Net income of $16.7 million and Diluted earnings per share of $0.88 in 2007. We recorded a non-cash charge of $67.7 million in the fourth quarter of 2008 related to impairment of goodwill and other intangible assets consisting of patents and customer lists (the “Impairment”). Excluding the effect of the Impairment, Adjusted net income for the full year 2008 would have been $14.2 million and Adjusted diluted earnings per share of $0.74 per share, compared to Net income of $16.7 million and Earnings per share of $0.88 in 2007.

•

Diluted earnings (loss) per share for 2008, 2007 and 2006 were ($1.78), $0.88 and $0.61, respectively. Excluding the effect of the Impairment, Adjusted diluted earnings per share were $0.74, $0.88 and $0.61 for 2008, 2007 and 2006, respectively.

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

Results of Operations:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Revenue	$226,063	$158,008	$100,642
Cost of revenue [1]	135,307	94,561	61,249

Impairment of Goodwill and Other intangible assets	67,695	—	—
Selling, general and administrative costs	46,311	30,639	18,919
Depreciation and amortization	5,570	2,273	965
Research and development costs	1,931	849	656

Total operating expenses	121,507	33,761	20,540

Income (Loss) from operations	(30,751)	29,686	18,853

Income (Loss) from operations %	-13.6%	18.8%	18.7%
Other income (expense):
Interest expense (3)	(13,813)	(3,501)	(1,005)
Other, net	(96)	956	85

Total other income (expense)	(13,909)	(2,545)	(920)

Income (Loss) before income taxes	(44,660)	27,141	17,933
Income tax benefit (provision) (3)	10,499	(10,414)	(6,583)

Net income (loss)	$(34,161)	$16,727	$11,350

Basic Earnings Per Share (4)	$(1.78)	$0.91	$0.66

Diluted Earnings per Share (4)	$(1.78)	$0.88	$0.61

[1]	Includes Depreciation directly related to production of Revenue of $7,274, $4,264 and $1,785 for the years ended December 31, 2008, 2007 and 2006, respectively.

Non-GAAP Reconciliation:
Income (Loss) from operations	$(30,751)	$29,686	$18,853
Impairment of Goodwill and Other Intangible assets	67,695	—	—

Adjusted income from operations	36,944	29,686	18,853

Adjusted income from operations %	16.3%	18.8%	18.7%

Total other income (expense) (3)	(13,909)	(2,545)	(920)
Income tax benefit (provision) (2)(3)	(8,817)	(10,414)	(6,583)

Adjusted net income (loss)	$14,218	$16,727	$11,350

Adjusted Basic Earnings Per Share (4)	$0.74	$0.91	$0.66

Adjusted Diluted Earnings Per Share (4)	$0.74	$0.88	$0.61

[2]	Excludes the tax benefit of $19.3 million related to the Impairment.

[3]

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FSP 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

[4]

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

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

Interest expense was $13.8 million for the year ended December 31, 2008 versus $3.5 million in 2007. The increase was a result of the increase in our overall debt level associated with the issuance of the Convertible Senior Notes in the amount of $115 million used to finance the Teledrift acquisition, non-cash interest expense related to the application of FSP 14-1 and pay down amounts previously outstanding under our Senior Credit Facility. Additionally, we amortized debt fees related to our financing agreements throughout 2008 that amounted to approximately $1.0 million. Further discussion related to these credit facilities can be found in the “Capital Resources and Liquidity discussion included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K.

An income tax benefit of $10.5 million was recorded for the year ended December 31, 2008. The effective tax rate for 2008 was 23.5% for the year ended December 31, 2008 versus 38.4% for 2007. The decrease in our effective tax rate is primarily due to the Impairment and a shift in income by jurisdiction. The Impairment had a $19.3 million impact on our tax provision.

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

Drilling Products
	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Revenue	$98,262	$56,836	$36,753

Income (Loss) from operations	$(43,840)	$5,632	$6,325

Income (Loss) from operations %	(44.6)%	9.9%	17.2%

Non–GAAP reconciliation:

Income (Loss) from operations	$(43,840)	$5,632	$6,325
Impairment of Goodwill and Other intangible assets	59,143	—	—

Adjusted income from operations	$15,303	$5,632	$6,325

Adjusted income from operations %	15.6%	9.9%	17.2%

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

Artificial Lift
	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Revenue	$18,445	$14,901	$13,344

Income (Loss) from operations	$(6,709)	$1,381	$1,514

Income (Loss) from operations %	(36.4)%	9.3%	11.3%

Non–GAAP reconciliation:

Income (Loss) from operations	$(6,709)	$1,381	$1,514
Impairment of Goodwill and Other intangible assets	8,552	—	—

Adjusted income from operations	$1,843	$1,381	$1,514

Adjusted income from operations %	10.0%	9.3%	11.3%

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

Operating Activities

In the year ended December 31, 2008, we generated $24.9 million in cash from operating activities compared to $22.6 million in 2007. Net (Loss) for the year ended December 31, 2008 was ($34.1) million. Non-cash additions to net income in 2008 consisted of $13.8 million of depreciation and amortization, $3.6 million accretion of debt discount, a gain of $2.9 million on the sale of assets and $2.5 million related to the expensing of stock options as required under SFAS No. 123R. Depreciation and amortization increased from the prior year by approximately $7.3 million mainly as a result of the Teledrift and CAVO acquisitions and the expanded rental tool fleet.

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

The Company evaluated its goodwill and other intangible assets in the fourth quarter of 2008, and recorded an impairment of $67.7 million. As a result, we did not meet the Minimum Net Worth covenant contained within our credit agreement as of December 31, 2008. On February 25, 2009, we entered into a First Amendment and Temporary Waiver Agreement (the “Amendment”) with our lenders, which amended the terms of our New Credit Agreement dated as of March 31, 2008. The Amendment, among other things, increased the interest rate margins applicable to advances under the New Credit Agreement, decreased the aggregate revolving commitment under the New Credit Agreement to $15.0 million, and provides a temporary waiver of any breach by Flotek of the Minimum Net Worth covenant in the New Credit Agreement through the earlier of May 15, 2009 or the occurrence of certain other specified events. The Amendment also permits the Company to exchange shares of its common stock for up to $40.0 million of our Convertible Senior Notes.

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

Current income tax benefit reflects an estimate of our income tax liability for the current year, withholding taxes, changes in tax rates and changes in prior year tax estimates as returns are filed. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. We provide for uncertain tax positions pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. In 2008 the Company closed the 2005 and 2006 Internal Revenue Service audits with no material impact to the Company. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2005 through 2007.

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

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. However, once adopted, FSP EITF 03-6-1 requires retrospective application within its scope as they existed for all periods presented.

Additionally, effective January 1, 2009, the Company adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) (FSP 14-1), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers of convertible debt instruments within its scope to separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. FSP 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the issuer’s consolidated results of operations. FSP 14-1 is effective for the Company as of January 1, 2009 and early adoption was not permitted. However, once adopted, FSP 14-1 requires retrospective application to the terms of instruments within its scope as they existed for all periods presented. In applying FSP 14-1, $27.8 million of the carrying value of our Convertible Notes was reclassified to equity as of the February 2008 issuance date and offset by a related deferred tax liability of $10.6 million, assuming the effective tax rate at inception of the Convertible Notes was 38%. This discount represents the equity component of the proceeds from the Convertible Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five years, which is based on the call/put option on the debt at February 2013. Accordingly, $3.6 million of additional non-cash interest expense was recorded in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2008.

The Company has determined the effect of the adoption of FSP EITF 03-6-1 for fiscal year 2007 to be immaterial and there is no effect on fiscal year 2006 as the Company had no participating securities. Accordingly, as a result of the adoption of FSP EITF 03-6-1 and FSP 14-1, the Company has retrospectively revised certain amounts included in these financial statements as of December 31, 2008 as follows:

	December 31, 2008
	As reported	As adjusted
	(in thousands)
Deferred tax assets, less current portion	$15,835	$6,640
TOTAL ASSETS	243,770	234,575

Convertible senior notes, net of discount	115,000	90,803
Additional paid-in capital	59,566	76,788
Retained earnings (deficit)	(8,477)	(10,697)
Total stockholders’ equity	50,719	65,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	243,770	234,575

	Year Ended December 31, 2008
	As reported	As adjusted
	(in thousands, except per share data)
Interest expense	$(10,233)	$(13,813)
Total other income (expense)	(10,329)	(13,909)
Loss before taxes	(41,080)	(44,660)
Benefit for income taxes	9,139	10,499
Net loss	(31,941)	(34,161)

Basic earnings (loss) per common share	(1.69)	(1.78)
Diluted earnings (loss) per common share	(1.69)	(1.78)

Weighted average common shares used in computing basic earnings (loss) per common share	18,867	19,157
Weighted average common shares used in computing diluted earnings (loss) per common share	18,867	19,157

Various supporting amounts included in the Statements of Consolidated Cash Flows and these Notes to Consolidated Financial Statements have also been retrospectively revised in connection with the changes noted above. No other changes from the amounts or disclosures originally reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on March 16, 2009, have been included in these consolidated financial statements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

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

/s/ UHY LLP

Houston, Texas

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flotek Industries, Inc. and Subsidiaries:

We have audited the accompanying Consolidated Balance Sheets of Flotek Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 of the Consolidated Financial Statements, the consolidated financial statements have been revised for the retrospective application of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, and FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which became effective January 1, 2009.

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

/s/ UHY

Houston, Texas

March 16, 2009, except for changes as described in Note 2 and Note 19,

        as to which the date is August 26, 2009

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008 (1)	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$193	$1,282
Restricted cash	9	9
Accounts receivable, net of allowance for doubtful accounts of $ 1,465 and $1,354, respectively	37,205	24,919
Inventories, net	38,027	21,017
Deferred tax assets, current	917	329
Other current assets	1,287	1,043

Total current assets	77,638	48,599

Property, plant and equipment, net	66,835	39,824
Goodwill	45,443	60,480
Intangible assets, net	38,015	11,485
Other assets, net	4	405
Deferred tax assets, less current portion	6,640	—

TOTAL ASSETS	$234,575	$160,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,666	$9,424
Accrued liabilities	13,509	10,207
Accrued interest payable	2,402	7
Income taxes payable	979	1,352
Current portion of long-term debt and capital leases	9,017	7,034

Total current liabilities	48,573	28,024

Long-term debt and capital leases, less current portion	29,478	52,377
Convertible senior notes	90,803	—
Deferred tax liabilities, less current portion	—	2,931

Total liabilities	168,854	83,332

Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock, 100,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 40,000,000 shares authorized; December 31, 2008 shares issued: 23,174,286; outstanding: 22,782,091; December 31, 2007 shares issued 18,802,921; outstanding: 18,394,730	2	1
Additional paid-in capital	76,788	54,141
Accumulated other comprehensive income	125	45
Retained earnings (deficit)	(10,697)	23,464
Treasury stock: 158,697 shares and 71,430 shares, respectively	(497)	(190)

Total stockholders’ equity	65,721	77,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,575	$160,793

(1)

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

See notes to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2008 (1)	2007	2006
	(in thousands, except per share data)
Revenue	$226,063	$158,008	$100,642

Cost of revenue	135,307	94,561	61,249

Expenses:
Impairment of Goodwill and Intangible assets	67,695	—	—
Selling, general and administrative	46,311	30,639	18,919
Depreciation and amortization	5,570	2,273	965
Research and development	1,931	849	656

Total expenses	121,507	33,761	20,540

Income (loss) from operations	(30,751)	29,686	18,853

Other income (expense):
Interest expense	(13,813)	(3,501)	(1,005)
Investment income and other	(96)	956	85

Total other income (expense)	(13,909)	(2,545)	(920)
Income (loss) before income taxes	(44,660)	27,141	17,933
Benefit (Provision) for income taxes	10,499	(10,414)	(6,583)

Net income (loss)	$(34,161)	$16,727	$11,350

Other comprehensive income (loss):
Foreign currency translation adjustment	80	8	37

Comprehensive income (loss)	$(34,081)	$16,735	$11,387

Basic and diluted earnings (loss) per common share:(2)
Basic earnings (loss) per common share	$(1.78)	$0.91	$0.66
Diluted earnings (loss) per common share	$(1.78)	$0.88	$0.61
Weighted average common shares used in computing basic earnings (loss) per common share	19,157	18,338	17,289
Incremental common shares from stock options and warrants	—	620	1,299

Weighted average common shares used in computing diluted earnings (loss) per common share	19,157	18,958	18,588

[1]

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

[2]

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

See notes to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
	Shares Issued	Par Value	Shares	Cost
Balance January 1, 2006	16,634	$1	—	$—	$39,744	$—	$(4,540)	$35,205
Common stock issued, net of offering costs	406	—	—	—	4,383	—	—	4,383
Stock options and warrants exercised	654	—	—	—	916	—	—	916
Tax benefit of share based awards	—	—	—	—	1,618	—	—	1,618
Foreign currency translation adjustment	—	—	—	—	—	37	—	37
Net income	—	—	—	—	—	—	11,350	11,350

Balance December 31, 2006	17,694	1	—	—	46,661	37	6,810	53,509
Common stock issued for acquisition	143	—	—	—	1,855	—	—	1,855
Treasury stock purchased	—	—	(70)	(190)	—	—	—	(190)
Restricted stock forfeited	—	—	(2)	—	—	—	—	—
Stock options and warrants exercised	628	—	—	—	1,502	—	—	1,502
Restricted stock granted	338	—	—	—	—	—	—	—
Tax benefit of share based awards	—	—	—	—	2,473	—	—	2,473
Stock compensation expense	—	—	—	—	1,650	—	—	1,650
Adoption of FIN 48	—	—	—	—	—	—	(73)	(73)
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Net income	—	—	—	—	—	—	16,727	16,727

Balance December 31, 2007	18,803	1	(72)	(190)	54,141	45	23,464	77,461
Common stock issued under share lending agreement	3,800	1	—	—	—	—	—	1
Treasury stock purchased	—	—	(17)	(307)	—	—	—	(307)
Restricted stock forfeited	—	—	(70)	—	—	—	—	—
Stock options exercised	519	—	—	—	905	—	—	905
Restricted stock granted	52	—	—	—	—	—	—	—
Tax benefit of share based awards	—	—	—	—	2,020	—	—	2,020
Stock compensation expense	—	—	—	—	2,500	—	—	2,500
Debt discount, net of tax as a result of adoption of FSP 14-1	—	—	—	—	17,222	—	—	17,222
Foreign currency translation adjustment	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	(34,161)	(34,161)

Balance December 31, 2008 (1)	23,174	$2	(159)	$(497)	$76,788	$125	$(10,697)	$65,721

(1)

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

See notes to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008 (1)	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(34,161)	$16,727	$11,350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,844	6,537	2,750
Amortization of deferred financing costs	1,030	—	—
Accretion of debt discount	3,580	—	—
Equity income from affiliate	—	(509)	—
(Gain) loss on sale of assets	(2,881)	(204)	(68)
Impairment of Goodwill and Intangible assets	67,695	—	—
Stock compensation expense	2,500	1,650	—
Excess tax benefit of share based awards	(2,020)	(2,473)	—
Deferred income taxes	(20,881)	(1,101)	542
Unrealized loss on interest rate swap	533	—	—
Change in current assets and liabilities:
Restricted cash	(1)	(9)	—
Accounts receivable	(8,543)	(44)	(7,427)
Inventories	(14,522)	671	(4,913)
Other current assets	(233)	(49)	(331)
Accounts payable	12,415	(2,378)	4,774
Accrued liabilities	5,124	3,834	5,787
Accrued interest payable	2,395	(39)	(28)

Net cash provided by operating activities	24,874	22,613	12,436
Cash flows from investing activities:
Proceeds from sale of assets	4,554	1,274	309
Acquisitions, net of cash acquired	(97,973)	(53,028)	(12,763)
Purchase of patents	(48)	(2,521)	—
Other assets	—	(585)	(45)
Capital expenditures	(23,711)	(15,672)	(9,201)

Net cash used in investing activities	(117,178)	(70,532)	(21,700)
Cash flows from financing activities:
Proceeds from exercise of stock options	905	1,502	915
Net borrowings (repayments) under revolving line of credit	(27,647)	12,537	2,912
Purchase of treasury stock	(307)	(190)	—
Proceeds from borrowings	6,729	44,460	647
Proceeds from convertible debt offering	115,000	—	—
Debt issuance costs	(5,485)	—	—
Excess tax benefit of share based awards	2,020	2,473	—
Repayments of indebtedness	—	(12,097)	(2,077)

Net cash provided by financing activities	91,215	48,685	2,397
Effect of exchange rate changes on cash and cash equivalents	—	6	—

Net increase (decrease) in cash and cash equivalents	(1,089)	772	(6,867)
Cash and cash equivalents at the beginning of year	1,282	510	7,377

Cash and cash equivalents at the end of year	$193	$1,282	$510

(1)

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

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

Note 2—Summary of Significant Accounting Policies

Retrospective revision of consolidated financial statements: Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This Staff Position states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. However, once adopted, FSP EITF 03-6-1 requires retrospective application within its scope as they existed for all periods presented.

Additionally, effective January 1, 2009, the Company adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) (“FSP 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP 14-1 requires issuers of convertible debt instruments within its scope to separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. FSP 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the issuer’s consolidated results of operations. FSP 14-1 is effective for the Company as of January 1, 2009 and early adoption was not permitted. However, once adopted, FSP 14-1 requires retrospective application to the terms of instruments within its scope as they existed for all periods presented. In applying FSP 14-1, $27.8 million of the carrying value of our Convertible Notes was reclassified to equity as of the February 2008 issuance date and offset by a related deferred tax liability of $10.6 million, assuming the effective tax rate at inception of the Convertible Notes was 38%. This discount represents the equity component of the proceeds from the Convertible Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five years, which is based on the call/put option on the debt at February 2013. Accordingly, $3.6 million of additional non-cash interest expense was recorded in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2008.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined the effect of the adoption of FSP EITF 03-6-1 for fiscal year 2007 to be immaterial and there is no effect on fiscal year 2006 as the Company had no participating securities. Accordingly, as a result of the adoption of FSP EITF 03-6-1 and FSP 14-1, the Company has retrospectively revised certain amounts included in these financial statements as of December 31, 2008, as follows:

	December 31, 2008
	As reported	As adjusted
	(in thousands)
Deferred tax assets, less current portion	$15,835	$6,640
TOTAL ASSETS	243,770	234,575

Convertible senior notes, net of discount	115,000	90,803
Additional paid-in capital	59,566	76,788
Retained earnings (deficit)	(8,477)	(10,697)
Total stockholders’ equity	50,719	65,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	243,770	234,575

	Year Ended December 31, 2008
	As reported	As adjusted
	(in thousands, except per share data)
Interest expense	$(10,233)	$(13,813)
Total other income (expense)	(10,329)	(13,909)
Loss before taxes	(41,080)	(44,660)
Benefit for income taxes	9,139	10,499
Net loss	(31,941)	(34,161)

Basic earnings (loss) per common share	(1.69)	(1.78)
Diluted earnings (loss) per common share	(1.69)	(1.78)

Weighted average common shares used in computing basic earnings (loss) per common share	18,867	19,157
Weighted average common shares used in computing diluted earnings (loss) per common share	18,867	19,157

Various supporting amounts included in the Statements of Consolidated Cash Flows and these Notes to Consolidated Financial Statements have also been retrospectively revised in connection with the changes noted above. No other changes from the amounts or disclosures originally reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on March 16, 2009, have been included in these consolidated financial statements.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share: Basic earnings per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding. Dilutive earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding and dilutive effect of stock options and warrants. Due to the Net (loss) in 2008 170,446 shares of dilutive instruments have been excluded from the calculation of Diluted earnings per share due to their anti-dilutive effect.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Supplemental Cash Flow Information:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Supplemental non-cash investing activities:
Acquisitions, net of cash acquired:
Fair value of net assets acquired	$97,973	$58,233	$17,354
Less cash acquired	—	(605)	(208)
Less debt issued	—	(1,544)	—
Less equity issued	—	(1,855)	(4,383)
Less equity in earnings prior to acquisition and other	—	(1,201)	—

Acquisitions, net of cash acquired	$97,973	$53,028	$12,763

Capital leases	$599	$206	$647

Supplemental cash flow information:
Interest paid	$6,434	$2,852	$864
Income taxes paid	$8,244	$8,061	$5,380

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following pro forma table presents information related to the Teledrift acquisition for the years ended December 31, 2008, 2007 and 2006 and assumes the acquisition had been completed as of January 1, 2006:

	2008(1)	2007	2006
	(unaudited)
Revenue	$227,971	$175,104	$114,639
Income before income taxes	(40,270)	29,709	18,187
Net income (loss)	(33,658)	18,319	11,515
Basic earnings (loss) per common share (2)	$(1.76)	$1.00	$0.67
Diluted earnings (loss) per common share	$(1.76)	$0.97	$0.62

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

(2)

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

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

Note 4—Product Revenue

The Company generates revenue through three main sales channels: Products, Rentals and Services. In most instances we generate revenue through these channels on an integrated basis. Sales channel information is set out in the table below (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Revenue:
Product	$145,074	$118,443	$81,374
Rental	60,343	24,349	12,144
Service	20,646	15,216	7,124

	$226,063	$158,008	$100,642

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2008	2007	2006
Cost of Revenue:
Product	$88,384	$71,190	$49,456
Rental	28,093	11,086	5,985
Service	11,556	8,021	4,023
Depreciation	7,274	4,264	1,785

	$135,307	$94,561	$61,249

Note 5—Inventories

The components of inventories as of December 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Raw materials	$16,258	$9,040
Work-in-process	1,890	366
Finished goods (includes in-transit)	22,286	14,005

Gross inventories	40,434	23,411
Less: Slow-moving and obsolescence reserve	(2,407)	(2,394)

Inventories, net	$38,027	$21,017

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Long-term Debt and Capital Leases

Long-term debt as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(in thousands)
Convertible Senior Notes	$115,000	$—
Discount on Convertible Senior Notes	(24,197)	—

Convertible Senior Notes, net of discount	$90,803	$—

Long-term debt:
Senior Credit Facility
Equipment term loans	34,000	41,167
Real estate term loans	787	857
Revolving line of credit	2,311	15,448
Promissory notes to stockholders of acquired businesses, maturing February 2008	—	159
Promissory note to stockholders of acquired business, maturing December 2009	515	1,030
Capital lease obligations	882	750

Total	38,495	59,411
Less: Current portion	(9,017)	(7,034)

Long-term debt, less current portion	$29,478	$52,377

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

In applying FSP 14-1, $27.8 million of the carrying value of our Convertible Notes was reclassified to equity as of the February 2008 issuance date and offset by a related deferred tax liability of $10.6 million, assuming the effective tax rate at inception of the Convertible Notes was 38%. This discount represents the equity component of the proceeds from the Convertible Notes, calculated assuming an 11.5% non-convertible borrowing rate. The discount will be accreted to interest expense over the expected term of five years, which is based on the call/put

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option on the debt at February 2013. Accordingly, $3.6 million of additional non-cash interest expense was recorded in the Consolidated Statement of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2008.

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

The Company evaluated its goodwill and other intangible assets in the fourth quarter of 2008, and recorded an impairment of $67.7 million. As a result, we did not meet the Minimum Net Worth covenant contained within our credit agreement as of December 31, 2008. On February 25, 2009, we entered into a First Amendment and Temporary Waiver Agreement (the “Amendment”) with our lenders, which amended the terms of our New Credit Agreement dated as of March 31, 2008. The Amendment, among other things, increased the interest rate margins applicable to advances under the New Credit Agreement, decreased the aggregate revolving commitment under the New Credit Agreement to $15.0 million, and provides a temporary waiver of any breach by Flotek of the Minimum Net Worth covenant in the Credit Agreement through the earlier of May 15, 2009 or the occurrence of certain other specified events. The Amendment also permits the Company to exchange shares of its common stock for up to $40.0 million of our Convertible Senior Notes.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory note to stockholders of acquired business, maturing December 2009

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a note to the seller in the amount of $1.5 million. The note bears interest at 6% and is payable quarterly through December 31, 2009.

Maturities of long-term debt obligations, capital leases, and convertible senior notes at December 31, 2008 are as follows (in thousands):

	Long-term Debt	Capital Leases	Total Long-term Debt and Capital Leases	Convertible Senior Notes
Year Ending December 31,:
2009	$8,585	$432	$9,017	$—
2010	8,716	186	8,902	—
2011	20,312	125	20,437	—
2012	—	102	102	—
Thereafter	—	37	37	115,000

Total	$37,613	$882	$38,495	$115,000

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Level 2—inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3—inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

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

Note 12—Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is based on the weighted average number of shares outstanding during each period and the assumed exercise of dilutive instruments (stock options and unvested restricted stock) less the number of common shares assumed to be purchased with the exercise proceeds using the average market price of the Common Stock for each of the periods presented. Due to the Net loss in 2008, 170,446 shares of dilutive shares relating to stock options have been excluded from the calculation of Diluted EPS due to their anti-dilutive effect.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Income Taxes

The following are the components of total income tax expense:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$8,681	$9,718	$5,142
State	1,254	1,525	594
Foreign	447	272	305

Total current	10,382	11,515	6,041

Deferred:
Federal	(20,287)	(1,091)	542
State	(594)	(10)	—

Total deferred	(20,881)	(1,101)	542

Provision (benefit) for income taxes	$(10,499)	$10,414	$6,583

Our effective income tax rate differs from the federal statutory rate primarily due to state income taxes, permanent tax differences, impairments and changes in valuation allowances. As of December 31, 2008, we had estimated U.S. net operating loss carryforwards of approximately $18.9 million, expiring in various amounts in 2018 to 2028.

	For the Years Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.8)	3.2	2.2
Write-off of NOL deferred tax asset	—	—	0.9
Change in valuation allowance	—	—	(0.9)
Goodwill impairment	(11.6)	—	—
Other	0.9	0.2	(0.5)

Effective income tax rate	23.5%	38.4%	36.7%

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of our deferred tax asset and liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Allowance of doubtful accounts	$533	$494
Inventory valuations	707	—
Equity compensation	170	580
Intangibles	15,055	—
Convertible debt	317	—
Net operating loss carryforwards	6,783	1,713
Other deferred assets	14	3

Deferred tax assets	23,579	2,790

Deferred tax liabilities:
Inventory valuations	—	(168)
Intangibles	—	(3,066)
Property, plant and equipment	(6,696)	(2,120)
Discount on convertible debt	(9,195)	—
Prepaid insurance	(101)	—
Other deferred assets	(30)	(38)

Deferred tax liabilities	(16,022)	(5,392)

Net deferred tax assets (liabilities)	$7,557	$(2,602)

The current portion of deferred tax assets and liabilities is presented net in current assets or current liabilities of the Balance Sheet, as appropriate. Long-term deferred tax assets and liabilities are presented net in other assets or long-term liabilities of the Balance Sheet, as appropriate. At December 31, 2008, total net deferred tax assets of $7.6 million is distributed between Deferred tax assets, current ($0.9 million) and Deferred tax assets, less current portion ($6.7 million). At December 31, 2007, total net deferred tax liabilities of $2.6 million is distributed between Deferred tax assets, current ($0.3 million) and Deferred tax liabilities, less current portion ($2.9 million).

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2008 and 2007:

	For the Years Ended December 31,
	2008	2007
Risk-free interest rate	2.30%	4.06% - 4.82%
Expected volatility of common stock	47.0%	39.7% - 42.0%
Expected life of options	4.25 years	5.00 years	*
Vesting period	4 years	1 - 4 years
Dividend yield	0.0%	0.0%

*	During 2007 significant options were also granted with a weighted-average expected life of 3.5 years.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the segments as of and for the years ending December 31, 2008, 2007 and 2006 is shown in the following table (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
2008
Net revenue to external customers	$109,356	$98,262	$18,445	$—	$226,063
Income (loss) from operations	$37,433	$(43,840)	$(6,709)	$(17,635)	$(30,751)
Depreciation and amortization (1)	$1,782	$10,121	$633	$308	$12,844
Total assets (2)	$44,060	$176,287	$16,104	$(1,906)	$234,575
Goodwill	$11,610	$33,833	$—	$—	$45,443
Capital expenditures	$2,464	$19,840	$293	$1,114	$23,711
Interest expense (2)	$—	$43	$—	$13,770	$13,813

2007
Net revenue to external customers	$86,271	$56,836	$14,901	$—	$158,008
Income (loss) from operations	$32,389	$5,632	$1,381	$(9,716)	$29,686
Depreciation and amortization (1)	$960	$4,909	$557	$111	$6,537
Total assets	$42,849	$97,730	$17,827	$2,387	$160,793
Goodwill	$11,610	$42,887	$5,861	$122	$60,480
Capital expenditures	$6,313	$8,532	$653	$174	$15,672
Interest expense	$2	$73	$—	$3,426	$3,501

2006
Net revenue to external customers	$50,545	$36,753	$13,344	$—	$100,642
Income (loss) from operations	$16,845	$6,325	$1,514	$(5,831)	$18,853
Depreciation and amortization (1)	$395	$2,044	$154	$157	$2,750
Total assets	$25,459	$39,748	$16,860	$823	$82,890
Goodwill	$7,620	$9,689	$6,876	$—	$24,185
Capital expenditures	$3,222	$5,293	$635	$51	$9,201
Interest expense	$3	$33	$6	$963	$1,005

(1)	Includes depreciation expense included in cost of revenue of $7,274, $4,264 and $1,785 for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2008
Revenue	$46,471	$56,809	$62,787	$59,996	$226,063
Net income (loss) (1)	3,209	4,439	5,173	(46,982)	(34,161)
Earnings (loss) per share (2)
Basic	0.17	0.23	0.27	(2.44)	(1.78)
Diluted	0.17	0.23	0.26	(2.44)	(1.78)

2007
Revenue	$35,079	$37,802	$41,728	$43,399	$158,008
Net income	3,703	4,856	5,049	3,119	16,727
Earnings per share (2)
Basic	0.21	0.27	0.27	0.17	0.91
Diluted	0.20	0.25	0.27	0.16	0.88

(1)

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).

(2)

Amounts have been retrospectively revised as a result of the adoption, effective January 1, 2009, of FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

Note 19—Subsequent Events

Through August 25, 2009, management has evaluated the events or transactions that have occurred for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the June 30, 2009 balance sheet date in its financial statements and the disclosures that the Company should make about events or transactions that occurred after the balance sheet date.

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Matters

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

10.21

Second Amendment to Credit Agreement, dated March 13, 2009, among Flotek Industries, Inc., Wells Fargo Bank, National Association and the Lenders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

12*	Ratio of earnings to fixed charges.

Exhibit Number	Description of Exhibit
21*	List of Subsidiaries.

23*	Consent of UHY LLP.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ John W. Chisholm
John W. Chisholm
Interim President

Date: December 21, 2009

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

10.21

Second Amendment to Credit Agreement, dated March 13, 2009, among Flotek Industries, Inc., Wells Fargo Bank, National Association and the Lenders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

12*	Ratio of earnings to fixed charges.

21*	List of Subsidiaries.

23*	Consent of UHY LLP.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

Exhibit Number	Description of Exhibit
32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

*	Filed herewith