Form 10-K
period 2009-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2010-03-31
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13270

FLOTEK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2930 W. Sam Houston Parkway N. #300 Houston, TX	77043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 849-9911

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange, Inc.

5.25% Convertible Senior Notes	New York Stock Exchange, Inc.
Due 2028 and guarantees

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing market price on the Composite Tape on June 30, 2009) was approximately $45,224,000 (determined by subtracting the number of shares held by affiliates of Flotek Industries, Inc. on that date from the total number of shares outstanding on that date). At March 16, 2010, there were 24,215,283 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2010 Annual Meeting of Stockholders.

i

FORWARD-LOOKING STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our current belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. We try, whenever possible, to identify these statements by using words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, for future-tense or conditional constructions (“will,” “may,” “should,” “could,” etc.). We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those described elsewhere in this Annual Report on Form 10-K and from time to time in our future reports filed with the Securities and Exchange Commission.

ii

PART I

Item 1.	Business.

General

Flotek Industries, Inc. is a diversified global supplier of drilling and production related products and services to the oil and gas industry. Our core focus is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools. On December 27, 2007, our common stock began trading on the New York Stock Exchange (“NYSE”) under the stock ticker symbol “FTK.” Our website is located at http://www.flotekind.com. We make available free of charge on or through our internet website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (“SEC”). Information contained in our website or links contained on our website are not part of this filing. As used herein, “Flotek,” “Company,” “we,” “our” and “us” may refer to Flotek Industries, Inc. and/or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

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

For information relating to our acquisitions during 2008 and 2007, refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data.”

Description of Operations

Our business is organized into three strategic business units or segments: Chemicals and Logistics, Drilling Products and Artificial Lift. Each segment offers various products and services and requires different technology and marketing strategies. All three segments market products domestically and internationally.

For financial information regarding each segment and geographic areas in which we operate, see Note 17 to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data.”

Chemicals and Logistics

The chemical business offers a full spectrum of oil field and gas field specialty chemicals used for drilling, cementing, stimulation, and production designed to maximize recovery from both new and mature fields. Our specialty chemicals are key to the success of this business segment. Our specialty chemicals have enhanced performance characteristics and are manufactured to withstand a wide range of downhole pressures, temperatures and other well-specific conditions. We operate two laboratories, a technical services laboratory and a research and development laboratory, which focus on design, development and testing of new chemical formulations and enhancement of existing products, often in cooperation with our customers.

Our CESI branded micro-emulsions are patented (US & foreign) and are therefore unique in the oil and gas market. Micro-emulsions are stable mixtures of oil, water and surface active agents, forming a complex nano-fluid in which the molecules are organized (or assembled) into nanostructures. The combination of solvent, surface active agent(s) and structure provide better well treatment results than the use of solvent and surface active agent(s) alone. CESI’s micro-emulsions are composed of renewable plant derived cleaning ingredients and oils and are biodegradable. Some of the micro-emulsions have received approval for use in the North Sea, meeting some of the most stringent oil field environmental standards in the world. CESI’s micro-emulsions have documented operational and financial benefit in both low permeability sand and shale reservoirs.

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

Drilling Products

We are a leading provider of downhole drilling tools used in the oilfield, mining, water-well and industrial drilling sectors. We manufacture, sell, rent and inspect specialized equipment for use in drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and geographic scope of operations so that we now conduct tool rental operations throughout the United States and in select international markets. Our rental tools include stabilizers, drill collars, reamers, wipers, jars, shock subs, wireless survey, and measurement while drilling (“MWD”) tools and mud-motors, while equipment sold includes mining equipment, centralizers and drill bits. We focus our product marketing efforts primarily in the Southeast, Northeast, Mid-Continent and Rocky Mountain regions of the United States, with international sales currently conducted through third party agents and employees.

Artificial Lift

We provide pumping system components, including electric submersible pumps, or ESPs, gas separators, production valves and services. Our products address the needs of coal bed methane and traditional oil and gas production to efficiently move gas, oil and other fluids from the producing horizon to the surface. Several of our Artificial Lift products employ unique technologies to improve well performance. Our patented Petrovalve product optimizes pumping efficiency in horizontal completions, heavy oil and wells with high liquid to gas ratios. This unique valve can be placed horizontally, results in increased flow per stroke, and eliminates gas locking by replacing the traditional ball and seat valve that requires more maintenance. Furthermore, our patented gas separation technology is particularly applicable for coal bed methane production as it efficiently separates gas and water downhole, ensuring solution gas is not lost in water production. Because gas is separated downhole, it reduces the environmental impact of escaped gas at the surface. The majority of our products for Artificial Lift are manufactured in China, assembled domestically and distributed globally.

Seasonality

On an overall basis, our segment operations are not generally affected by seasonality. Certain working capital components may build and recede during the year reflecting established selling cycles, and business cycles can impact our operations and financial position when compared to other periods, but we do not consider our operations to be highly seasonal. However, the performance of services in all segments may be temporarily affected by weather and natural phenomena. Examples of how such phenomena can impact our business include:

•	the severity and duration of the winter in North America can have a significant impact on gas storage levels and drilling activity for natural gas;

•	the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions; and

•	hurricanes can disrupt coastal and offshore operations.

In addition, the results of operations of the Chemical and Logistics segment are historically stronger in the fourth quarter of the year due to higher spending near the end of the year by our customers. Also, the results of operations of our Artificial Lift segment are historically weaker in the second quarter due to restrictions on drilling on federal lands because of the breeding season of certain bird species.

Product Demand and Marketing

The demand for our products and services is generally correlated to the level of natural gas and to a lesser extent oil well drilling activity, work-over activity and gas production levels, both in the United States and internationally. We market our products primarily through direct sales to our customers through sales employees with the assistance of operations employees and Company management. We have established customer relationships which provide for repeat sales in all of our segments. The majority of our marketing is currently conducted within the United States. Internationally, we operate primarily through agents in Canada, Mexico, Central and South America, the Middle East, and Asia.

Customers

The customers for our products and services include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. One of our customers, Halliburton Company and its affiliated companies, accounted for 17%, 20% and 21% of our consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Our top three customers accounted for 22%, 26% and 25% of consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development

We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet customer needs and the development of new products, processes and services. We incurred $2.1 million, $1.9 million and $0.8 million in research and development expenses for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, our research and development spending was approximately 1.9% of consolidated revenues. We intend to maintain our near-term research and development investment at levels consistent with 2009 expenditures.

Backlog

Due to the nature of our business and contracts with our customers, we do not experience any significant amount of backlog orders.

Intellectual Property

We have followed a policy of seeking patent protection both within and outside the United States for products and methods that appear to have commercial significance and qualify for patent protection. The decision to seek patent protection depends on whether such protection can be obtained on a cost-effective basis and is likely to be effective in protecting our commercial interests. We believe our patents and trademarks, together with our trade secrets and proprietary design, manufacturing and operational expertise, are reasonably adequate to protect our intellectual property and provide for the continued operation of our business. We maintain patents on our production valve design, casing centralizer design, ProSeries tools, and trade secrets, and have patents pending on certain specialty chemicals. Patents expire at various dates during 2021 and 2022.

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

Raw Materials

We believe that materials and components used in our servicing and manufacturing operations and purchased for sale are generally available on the open market and from multiple sources, although collection and transportation of these raw materials to our facilities can be adversely affected by extreme weather conditions. However, certain raw materials used by our Chemical and Logistics segment in the manufacture of our patented micro-emulsion chemicals are available from limited sources, and disruptions to our suppliers could materially impact our sales. The prices we pay for raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; the general business cycle and global demand. During 2009, the prices of many raw materials declined; however, we expect to see prices increase in 2010. Higher prices and lower availability of chemicals, steel and other raw materials used in our business may adversely impact future period sales and margins. Our Drilling Products and Artificial Lift segments purchase the principal raw material and steel on the open market. Except for a few chemical additives, the raw materials are available in most cases from several suppliers at market prices. Where we can, we use multiple suppliers, both domestically and internationally, for our key raw materials purchases.

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

Employees

As of March 16, 2010, we had approximately 320 employees worldwide. None of our employees are covered by collective bargaining agreements and our labor relations are generally good. In certain international locations, changes in staffing or work arrangements may need approval of local works councils or other bodies.

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

We submitted our 2009 annual CEO certification with the New York Stock Exchange (“NYSE”) on July 9, 2009. The certification was not qualified in any respect. Additionally, we filed with this Form 10-K the principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Information with respect to our executive officers and directors is incorporated herein by reference to information included in the Proxy Statement for our 2010 Annual Meeting of Stockholders.

We have disclosed and intend to continue to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our chief executive officer and chief financial officer by controller by posting such changes or waivers to our website.

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

Our forward-looking statements are based on assumptions that we believe to be reasonable, but that may not prove to be accurate. All of our forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors discussed below.

Risks Related to Our Business

We have not had profitable operations during 2009 and may not be profitable in 2010.

We have experienced net losses during the last two fiscal years, including a loss in each of the four quarters of 2009. There can be no assurance that we will be able to successfully execute our plan of operations for 2010, and that even if we are successful in execution of our plan, that we will be profitable in 2010.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the oil and gas industry. Current global economic conditions continue to result in low oil and gas prices. If current global economic conditions and the availability of credit worsen or continue for an extended period, this could reduce our customers’ levels of expenditures and have a significant adverse effect on our revenue, margins and overall operating results.

The current global credit and economic environment has reduced worldwide demand for energy and resulted in depressed crude oil and natural gas prices. A substantial or extended decline in oil and natural gas prices can reduce our customers’ activities and their spending on our services and products. Demand for the majority of our services substantially depends on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves. These expenditures are sensitive to oil and natural gas prices and generally dependent on the industry’s view of future oil and gas prices. During the current worldwide deterioration in the financial and credit markets, demand for oil and gas has reduced dramatically and oil and gas prices have fallen, causing some of our customers to reduce or delay their oil and gas exploration and production spending. This has reduced the demand for our services and exerted downward pressure on the prices that we charge. If economic conditions do not improve, it could result in further reductions of exploration and production expenditures by our customers, causing further declines in the demand for our services and products. This could result in a significant adverse effect on our operating results. Furthermore, it is difficult to predict how long the economic downturn will continue, to what extent it might worsen, and to what extent this will continue to affect us.

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

We depend primarily on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and gas in the United States. Customers’ expectations of market prices for oil and gas may curtail spending thereby reducing demand for our products and services. Industry conditions in the United States are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and gas, domestic and international economic conditions, political instability in oil and gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry and the consequent effect on exploration and production activity could adversely affect the level of drilling and production activity by some of our customers. One indication of drilling and production activity and spending is rig count, which the company monitors to gauge market conditions. A reduction in drilling may cause a decline in the demand for, or adversely affect the price of, our products and services. Reduced discovery rates of new oil and gas reserves in our market areas could also have a negative long-term impact on our business, even in an environment of stronger oil and gas prices. In addition, domestic demand for oil and gas may be uniquely affected by public attitudes regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels, taxation of oil and gas and “excess profits” of oil and gas companies, and the potential changes in governmental regulation and policy that may result from such public attitudes.

We may not be able to generate sufficient cash flows, to meet our debt service obligations or other liquidity needs, and we may not be able to successfully negotiate waivers or a new credit agreement to cure any covenant violations under our current credit agreements.

On several occasions we have failed to meet, or have projected that we would in the future fail to meet, the financial covenant requirements in our bank credit facility. We have been required on these occasions to seek waivers of such covenant violations and amendments to our bank credit facility to modify these covenants. Most recently, we were not in compliance with certain of the financial covenants in our bank credit agreement as of December 31, 2009.

Our ability to generate sufficient cash flows from operations to make scheduled payments or mandatory prepayments on our current debt obligations and other future debt obligations we may incur will depend on our future financial performance, which may be affected by a range of economic, competitive, regulatory and industry factors, many of which are beyond our control. If as a result of our financial performance or other events we violate the financial covenants in our debt agreements or are unable to generate sufficient cash flows or otherwise obtain the funds required to make principal and interest payments on our indebtedness, we may have to seek waivers of these covenants from our lenders or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital through the issuance of debt securities or other securities. We cannot assure you that we will be able to obtain any required waivers from our lenders or that we will be able to accomplish any necessary refinancing, sale of assets or issuance of securities on terms that are acceptable. Our inability to obtain any required waivers, to generate sufficient cash flows to satisfy such obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

The tightening of the credit markets or a downgrade in our credit ratings could increase our borrowing costs and make it more difficult for us to access funds, to refinance our existing indebtedness, to enter into agreements for new indebtedness or to obtain funding through the issuance of securities. If such conditions were to persist, we would seek alternative sources of liquidity, but may not be able to meet our obligations as they become due.

Our debt agreements also contain representations, warranties, fees, affirmative and negative covenants, and default provisions. A breach of any of these covenants could result in a default under these agreements. Upon the occurrence of an event of default under our debt agreements, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness. Also, should there be an event of default, or should we need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations.

On March 31, 2010, we entered into an Amended and Restated Credit Agreement with new lenders which refinanced our existing bank credit facility. The new credit agreement restricts the payment of dividends and does not contain a revolving line of credit facility, however, it does not contain quarterly or annual covenants. See “Item 8. Financial Statements and Supplementary Data,” Note 19 of our consolidated financial statements for a description of our new senior credit facility.

Our new senior credit facility contains certain covenants that could limit our flexibility and prevent us from taking certain actions, which could adversely affect our ability to execute our business strategy.

Our new senior credit facility, as amended includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. The new senior credit facility contains covenants that, among other things, limit our ability, without the consent of the lender, to:

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

These covenants may restrict our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. If we fail to comply with these covenants, we could be in default, and our new senior credit facility lender could elect to declare all the amounts borrowed and due to them, together with accrued and unpaid interest, to be due and payable. In addition, we or one or more of our subsidiaries could be forced into liquidation or bankruptcy. Any of the foregoing consequences could restrict our ability to execute our business strategy. In addition, such default and acceleration of our new senior credit facility could lead to a default under our convertible senior notes.

Our future success and profitability may be adversely affected if we or our suppliers fail to develop and introduce new and innovative products and services that appeal to our customers.

The oil and gas drilling industry is characterized by continual technological developments that have resulted in, and likely will continue to result in, substantial improvements in the scope and quality of oilfield chemicals, drilling and artificial lift products and services and product function and performance. As a result, our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products and services beyond our patented micro-emulsion surfactant line to address the increasingly sophisticated needs of our customers and anticipate and respond to technological and industry advances in the oil and gas drilling industry in a timely manner. If we or our suppliers fail to successfully develop and introduce new and innovative products and services that appeal to our customers, or if new market entrants or our competitors offer such products and services, our revenue and profitability may suffer.

We intend to pursue strategic acquisitions, which could have an adverse impact on our business.

Our business strategy includes growing our business through strategic acquisitions of complementary businesses as our capital structure permits. Acquisitions that we have made or that we may make in the future may entail a number of risks that could adversely affect our business and results of operations. The process of negotiating potential acquisitions or integrating newly acquired businesses into our business could divert our management’s attention from other business concerns and could be expensive and time consuming. Acquisitions could expose our business to unforeseen liabilities or risks associated with entering new markets or businesses. Consequently, we might not be successful in integrating our acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention and resources. Even if we are successful in integrating our acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expect from such acquisitions, which may result in the commitment of capital resources without the anticipated returns on such capital. In addition, we may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. Competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We also must meet certain financial covenants in order to borrow money under our new senior credit facility to fund future acquisitions and to borrow for other purposes which, if not met, could prevent us from making future acquisitions.

If we do not manage the potential difficulties associated with expansion successfully, our operating results could be adversely affected.

We have grown over the last several years through internal growth and strategic acquisitions of other businesses and assets. We believe our future success depends, in part, on our ability to adapt to market opportunities and changes and to successfully integrate the operations of the businesses we acquire. The following factors could present difficulties to our business going forward:

•	lack of sufficient experienced management personnel;

•	increased administrative burdens;

•	customer retention;

•	technology obsolescence and

•	increased infrastructure, technological, communication and logistical problems common to large, expansive operations.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected. In addition, we may have difficulties managing the increased costs associated with growth, which could adversely affect our operating margins.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. For example, our new senior credit facility restricts our ability to incur additional indebtedness, including borrowings to fund future acquisitions, a key component of our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

Our current insurance policies may not be adequate to protect our business from all potential risks.

Our operations are subject to hazards inherent in the oil and gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, severe weather, oil and chemical spills and other hazards. These conditions can cause personal injury or loss of life, damage to property, equipment and the environment, and suspension of oil and gas operations of our customers. Litigation arising from a catastrophic occurrence at a location where our equipment, products or services are being used may result in our being named as a defendant in lawsuits asserting large claims. We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of high premium costs. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on our business, financial condition and results of operations.

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

Material levels of our revenue are derived from customers that engage in hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to move more easily through the rock pores to a production well. Bills pending in the United States House and Senate have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies. The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process. This legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays and increased operating costs. The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have an adverse impact on our future results of operations, liquidity and financial condition.

Regulation of greenhouse gases and climate change could have a negative impact on our business.

Some scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide. Legislative and regulatory measures to address concerns that emissions of greenhouse gases are contributing to climate change are in various phases of discussions or implementation at the international, national, regional and state levels.

In 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for greenhouse gases, became binding on the countries that had ratified it. In the United States, federal legislation imposing restrictions on greenhouse gases is under consideration. Proposed legislation has been introduced that would establish an economy-wide cap on emissions of greenhouse gases and would require most sources of greenhouse gas emissions to obtain greenhouse gas emission “allowances” corresponding to their annual emissions. In addition, the Environmental Protection Agency (the “EPA”) is taking steps that would result in the regulation of greenhouse gases as pollutants under the Clean Air Act. To date, the EPA has issued (i) a “Mandatory Reporting of Greenhouse Gases” final rule, effective December 29, 2009, which establishes a new comprehensive scheme requiring operators of stationary sources in the United States emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report their greenhouse gas emissions annually; and (ii) an “Endangerment Finding” final rule, effective January 14, 2010, which states that current and projected concentrations of six key greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines, threaten public health and welfare, allowing the EPA to finalize motor vehicle greenhouse gas standards (the effect of which could reduce demand for motor fuels refined from crude oil). Finally, according to the EPA, the final motor vehicle greenhouse gas standards will trigger construction and operating permit requirements for stationary sources. As a result, the EPA has proposed to tailor these programs such that only large stationary sources will be required to have air permits that authorize greenhouse gas emissions.

Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our operations if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties or international agreements could result in increased compliance costs or additional operating restrictions, which may have a negative impact on our operations. In addition to potential impacts on our operations directly or indirectly resulting from climate-change legislation or regulations, our operations also could be negatively affected by climate-change related physical changes or changes in weather patterns.

If we are unable to adequately protect our intellectual property rights or are found to infringe intellectual property rights of others our business is likely to be adversely affected.

We rely on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect our intellectual property rights. Although we believe that those measures are reasonably adequate to protect our intellectual property and provide for the continued operation of our business, there can be no assurance that the measures we have taken, or may take in the future, will prevent misappropriation of our proprietary information or provide us with a competitive advantage, or that others will not independently develop similar products or services, design around our proprietary or patented technology or duplicate our products or services. Moreover, there can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. We have not sought foreign protection corresponding to all of our US intellectual property rights. Consequently, we may not be able to enforce all of our intellectual property rights outside of the United States. Furthermore, the laws of certain countries in which our products are manufactured or marketed may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets. In each case, our ability to compete could be significantly impaired.

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

Revenue from the sale of products to customers outside the United States exceeds 5% of our total annual revenue. We and our customers are subject to certain risks inherent in doing business outside of the United States, including:

•	governmental instability;

•	war and other international conflicts,;

•	civil and labor disturbances;

•	requirements of local ownership;

•	partial or total expropriation or nationalization;

•	currency devaluation; and

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

We are dependent on several key customers. During each of the three previous years ended December 31, 2009, over 20% of our consolidated revenues came from three of our customers. Our customer relationships are typically governed by purchase orders or other short-term contracts rather than long-term contracts. The loss of one or more of our key customers could have a material adverse effect on our results of operations and could result in a decline in our revenue.

The loss of certain key suppliers, our inability to secure raw materials on a timely basis, or our inability to pass commodity price increases on to our customers could have a material adverse effect on our ability to service our customer’s needs and could result in a loss of customers.

We believe that materials and components used in our servicing and manufacturing operations and purchased for sale are generally available on the open market and from multiple sources. Acquisition and transportation of these raw materials to our facilities can be adversely affected by extreme weather conditions. However, certain raw materials used by the Chemical and Logistics segment in the manufacture of our patented micro-emulsion chemical sales are available from limited sources and disruptions to our suppliers could materially impact our sales. The prices we pay for our raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; the general business cycle and global demand. The Drilling Products and Artificial Lift segments purchase their principal raw materials and steel on the open market and, where we can, we use multiple suppliers, both domestic and international, for our key raw materials purchases.

We also keep a three- to six-month supply of key mud-motor inventory parts that we source from China. This inventory stock position approximates the lead time required to secure these parts, thus potentially avoiding disruption of service to our customers. Our inability to secure these key components in a timely manner at reasonable prices could adversely affect our ability to service our customers. We source the vast majority of our motor parts from a single supplier. As part of our business plan, we are diligently working to develop relationships with backup parts suppliers. If we are unsuccessful in developing these relationships, we may be exposed to disruption of key supplies that could result in a loss of revenues or key customers. Additionally, if our customers were to seek or develop alternative approaches for the products or services we offer, we could suffer a decline in revenue and loss of key customers.

We currently do not hedge our commodity prices. We may not be able to pass along price increases to our customers, which could result in a decline in revenue or operating profit.

Our inability to develop new products or differentiate our products could have a material adverse effect on our ability to service our customer’s needs and could result in a loss of customers.

Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in our three segments are driven primarily by current and expected commodity prices, drilling rig count, oil and gas production levels, and customer capital spending allocated for drilling and production. The regions in which we operate are highly competitive. Additionally, the continued depressed economy has resulted in the market for our services and that of our competitors to remain contracted. Many other oil and gas service companies are larger than we are and have greater resources than we have. These competitors are better able to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect our revenue and profitability. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may result in pressure on our operating profit. We believe that competition for our products and services will continue to be intense in the foreseeable future.

If we lose the services of key members of our management, we may not be able to manage our operations and implement our growth strategy effectively.

We depend on the continued service of our Interim President, our Executive Vice President, Finance and Strategic Planning, and our Executive Vice President, Business Development and Special Projects, who possess significant expertise and knowledge of our business and industry. We do not carry key man life insurance on any of these executives. Additionally, we have in place employment agreements with our Interim President and our Executive Vice President, Finance and Strategic Planning. Any loss or interruption of the services of these or other key members of our management could significantly reduce our ability to manage our operations effectively and implement our business plan and strategy, and we cannot assure you that we would be able to find appropriate replacements for key positions should the need arise.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on our operations and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be harmed. If we are unable to maintain effective disclosure controls and procedures and internal controls over financial reporting, we may not be able to provide reliable financial reports or prevent fraud, which, in turn could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, limit our ability to access the capital markets in the future and require us to incur additional costs to improve our internal control systems and procedures.

At December 31, 2009, we reported that we identified control deficiencies that constituted a material weakness in connection with preparation of our financial statements. We did not maintain an effective control environment during 2009. We have implemented remediation efforts to address the identified material weakness and to enhance our overall financial control environment. We cannot assure you that our remediation efforts will be successful.

We did not file our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2009 in a timely manner. We filed requests for an extension of time to file these reports and subsequently filed our Form 10-Qs within the extension period. A failure to file our reports timely with the SEC will result in our inability to file registration statements using any registration form other than Form S-1, which is more time consuming and costly to prepare, for a period of time. This limitation, if realized, may hamper our ability to raise capital in the financial markets. Additionally, the late filing of reports with the SEC would result in a technical default of our various debt obligations.

Risks Related to Our Industry

The extension of the worldwide recession could continue to have an adverse effect on exploration and production activity and result in lower demand for our services and products.

The current worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit, combined with continued losses and/or depressed conditions in the worldwide equity markets, continue to extend the worldwide economic recession. Sluggish economic activity caused by the current sustained recession continues to maintain worldwide demand for energy at depressed levels resulting in low oil and natural gas prices. Forecasted crude oil prices for 2010 have not improved significantly. Demand for our services and products depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. One indication of drilling and production activity and spending is rig count, which we monitor to gauge market conditions. Any prolonged reduction in oil and natural gas prices or drop in rig count will depress the immediate levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our oil and natural gas well services and products, which could have a material adverse effect on our revenue and profitability.

Continuation of the global credit crisis could have an adverse impact on our customers and on our dealings with lenders, insurers and financial institutions.

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

A period of prolonged depressed oil and natural gas prices may result in reduced demand for our products and services which may adversely affect our business, financial condition and results of operations.

The markets for oil and natural gas have historically been extremely volatile. Such volatility in oil and gas prices, or the perception by our customers of unpredictability in oil and natural gas prices, adversely affects the spending patterns in our industry. In some circumstances this volatility may continue to prolong depressed oil and gas prices. We anticipate that our current markets will continue to be volatile in the future and may continue to prolong depressed oil and gas prices. The demand for our products and services is, in large part, driven by current and anticipated oil and gas prices and the related general levels of production spending and drilling activity. In particular, depressed oil and gas prices may cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for our products and services and may cause lower prices for our products and services. As a result, a prolonged decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

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

We operate in an industry that has historically been highly competitive in securing qualified personnel with the required technical skills and experience. Our services require skilled personnel who can perform physically demanding work. Due to industry volatility and the demanding nature of the work, workers may choose to pursue employment in fields that offer a more desirable work environment at wages that are competitive with ours. As a result, we may not be able to find enough labor to meet our needs, which could limit our growth. In addition, the cost of attracting and retaining qualified personnel has increased over the past several years due to competition, and we expect it will continue to increase in the future. In order to attract and retain qualified personnel we may be required to offer increased wages and benefits. If we are not able to increase the prices of our products and services to compensate for increases in compensation, or if we are unable to attract and retain qualified personnel, our operating results could be adversely affected.

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

Risks Related to Our Securities

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

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the prices of the common stock of many companies, including companies in our industry. The changes can occur without regard to specific operating performance. The price of our common stock could continue to fluctuate based upon factors that have little to do with our company, and these fluctuations could materially reduce our stock price. Class action lawsuits have frequently been brought against companies following periods of volatility in the market price of their common stock. Currently, we have been named in a legal case of this type, which could be expensive and divert management’s attention and company resources, and have a material adverse effect on our business, financial condition and results of operations.

An active market for our common stock may not continue to exist or may not continue to exist at current trading levels.

Trading volume for our common stock has historically been low when compared to companies with larger market capitalizations. We cannot assure you that an active trading market for our common stock will develop or be sustained. Sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.

If we do not meet the New York Stock exchange continued listing requirements, our common stock may be delisted, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the New York Stock Exchange (“NYSE”). Under the NYSE’s continued listing standards, a company is considered to be below compliance standards if, among other things, (i) both its average global market capitalization is less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million; (ii) its average global market capitalization is less than $15 million over a 30 trading-day period, which will result in immediate initiation of suspension procedures; or (iii) the average closing price of a listed security is less than $1.00 over a consecutive 30 trading-day period. We have received notification from the NYSE that we are not in compliance with the NYSE’s continued listing requirements because both our 30 trading-day average global market capitalization and our last reported stockholders’ equity were below the respective $50 million requirements. When a listed company’s stock falls below the market capitalization and stockholders’ equity standard, a company is considered “below criteria,” and the company is permitted to submit a business plan demonstrating its ability to return to compliance with these continued listing standards within 18 months of receipt of the NYSE notification. We have submitted a plan of action to the NYSE which we believe will allow us to once again achieve compliance with the minimum listing requirements of the NYSE no later than June 28, 2011. During the plan implementation process, our common stock will continue to be listed on the NYSE, subject to our compliance with other NYSE continued listing requirements. On March 29, 2010, the NYSE agreed to accept our plan of action.

If our shares of common stock are delisted from the NYSE and we are unable to list our shares of common stock on another U.S. national or regional securities exchange or have our shares of common stock quoted on an established over-the-counter trading market in the United States within 30 days, we will be required to make an offer to repurchase all of our outstanding convertible notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest. We may not have sufficient funds to pay the purchase price for any convertible notes that are tendered to us if we are required to make this offer to repurchase.

A delisting of our common stock could also negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and (iii) decreasing the amount of news and analyst coverage for us. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships, and our ability to attract and retain personnel by means of equity compensation could be impaired.

We have no plans to pay dividends on our common stock, and, therefore, investors will have to look to stock appreciation for return on their investments.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Certain covenants of our new senior credit facility restrict the payment of dividends without the prior written consent of the lender. Investors must rely on sales of their common stock after price appreciation, which may never occur, in order to realize a return on their investment.

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

We may in the future issue our previously authorized and unissued shares of common stock, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue 80,000,000 shares of common stock, of which 24,168,292 were issued as of December 31, 2009. Additional shares are subject to future issuance through the exercise of options previously granted under our equity compensation plans or through exercise of options that are still available for future grant. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of our convertible senior notes or other convertible securities, including our convertible preferred stock, we may issue in the future, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for raising capital or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

On March 31, 2010, in connection with the Amended and Restated Credit Agreement related to our new senior credit facility, we issued 3,431,133 shares of common stock to pay a portion of the commitment fee due at closing. On March 31, 2010, in connection with the Exchange Agreement involving our senior convertible notes, we expect to issue up to 1,568,867 shares of common stock to satisfy the common stock component of the exchange.

We may issue additional shares of preferred stock or debt securities with greater rights than our common stock.

In August 2009, we sold convertible preferred stock with warrants to purchase additional shares of our common stock. Holders of the convertible preferred stock may convert their preferred shares into shares of our common stock at any time, and we may automatically convert the preferred shares into our common shares if certain conditions relating to the closing price of our common stock are met after February 12, 2010. All warrants are exercisable as of December 31, 2009. The convertible preferred stock and warrants have the right to acquire a total of 17,436,512 shares of our common stock.

Subject to the rules of the New York Stock Exchange, our certificate of incorporation authorizes our board of directors to issue one or more additional series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of our common stock. Currently, there are 100,000 preferred shares authorized, with 16,000 shares issued. Any preferred stock that is issued may rank senior to our common stock in terms of dividends, priority and liquidation premiums, and may have greater voting rights than holders of our common stock.

Also, holders of our convertible senior notes are preferred in right of payment to the holders of our preferred and common stock.

On March 31, 2010, in connection with the Exchange Agreement, we expect to exchange $40 million of convertible senior notes for the aggregate consideration of $36 million in new convertible senior secured notes and $2 million in shares of our common stock.

Disclaimer of Obligation to Update

Except as required by applicable law or regulation, we assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of February 28, 2010, we operated 39 manufacturing and warehouse facilities in nine U.S. states. We own 13 of these facilities with the remainder being leased with initial lease terms that expire at various years through 2032. In addition, our corporate office is a leased facility located in Houston, Texas. The following table sets forth the locations of these facilities:

Segment	Owned/Leased	Location
Chemicals and Logistics	Leased Owned Owned	Raceland, Louisiana Norman, Oklahoma Marlow, Oklahoma
	Owned Owned Leased Leased Leased Leased	Carthage, Texas Wheeler, Texas Raceland, Louisiana Pocola, Oklahoma Wilburton, Oklahoma The Woodlands, Texas

Drilling Products	Owned Owned Owned Owned Owned Owned	Chickasha, Oklahoma Oklahoma City, Oklahoma Houston, Texas Mason, Texas Midland, Texas Robstown, Texas
Owned Owned Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased

Vernal, Utah

Evanston, Wyoming

Grand Junction, Colorado

Bossier City, Louisiana

Lafayette, Louisiana (2 locations)

Shreveport, Louisiana

Farmington, New Mexico

Tioga, North Dakota

Corpus Christi, Texas

Granbury, Texas

Grand Prairie, Texas

Houston, Texas

Midland, Texas (3 locations)

Odessa, Texas

Pittsburgh, Pennsylvania

Towanda, Pennsylvania

Casper, Wyoming

Artificial Lift	Owned Leased Leased	Gillette, Wyoming Farmington, New Mexico Houston, Texas

General Corporate	Leased	Houston, Texas

We consider our facilities to be in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings.

Class Action Litigation

On August 7, 2009, a class action suit was commenced in the United States District Court for the Southern District of Texas on behalf of purchasers of our common stock between May 8, 2007 and January 23, 2008, inclusive, seeking to pursue remedies under the Securities Exchange Act of 1934. The complaint alleges that, throughout the time period indicated, we failed to disclose material adverse facts about our true financial condition, business and prospects. Specifically, the complaint alleges that as a result of the failure to disclose the adverse facts, our positive statements concerning guidance and prospects were lacking in a reasonable basis at all relevant times. The plaintiffs filed an amended complaint on February 4, 2010 alleging misleading statements and material omissions in connection with our earnings guidance for 2007 and the fourth quarter of 2007. The amended complaint does not quantify the alleged actual damages.

Since August 7, 2009, several other class action suits have been commenced by others concerning the foregoing matters.

We intend to mount a vigorous defense to these claims. Discovery has not yet commenced. At this time, we are unable to reasonably estimate the outcome of this litigation.

Other Litigation

We are subject to routine litigation and other claims that arise in the normal course of business. We are not aware of any pending or threatened lawsuits or proceedings which would have a material effect on our financial position, results of operations or liquidity.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “FTK.” As of the close of business on March 16, 2010, there were 24,215,283 shares of common stock outstanding held by approximately 10,000 holders of record. The last reported sale price of the common stock on the NYSE on March 16, 2010 was $1.43.

As of December 27, 2007, our common stock began trading on the NYSE under the stock ticker symbol “FTK.” The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of our common stock reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal 2009	High	Low
4th Quarter	$2.41	$0.96
3rd Quarter	$2.59	$1.38
2nd Quarter	$3.30	$1.23
1st Quarter	$5.00	$1.21

Fiscal 2008	High	Low
4th Quarter	$10.68	$1.88
3rd Quarter	$20.95	$10.36
2nd Quarter	$22.82	$15.30
1st Quarter	$36.07	$14.52

We have never declared or paid cash dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to declare a dividend and we intend to continue to use our earnings and other cash in the maintenance and expansion of our business. In addition, our new senior credit facility contains provisions that limit our ability to pay cash dividends on our common stock.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in our common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period 2005 through 2009. The performance graph assumes $100 invested on December 31, 2004 in each of our common stock, the Russell 2000 Index and the Philadelphia Oil Service Index, and that all dividends were reinvested.

	Years Ended December 31,
	2004	2005	2006	2007	2008	2009
Flotek Industries, Inc.	$100	$434	$652	$1,676	$117	$62
Russell 2000 Index	$100	$105	$124	$122	$81	$103
Philadelphia Oil Service Index (OSX)	$100	$150	$171	$251	$102	$166

The foregoing graph shall not be deemed to be filed as part of this Form 10-K and does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate the graph by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding our equity securities that are authorized for issuance under individual stock option compensation agreements:

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,605,398	$5.13	304,022
Equity compensation plans not approved by security holders	—	—	—

Total	1,605,398	$5.13	304,022

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we purchased 22,491 shares of our common stock attributable to withholding to satisfy the payment of tax obligations related to the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	—	$—	—	—
November 1, 2009 to November 30, 2009	—	—	—	—
December 1, 2009 to December 31, 2009	22,491	1.02	—	—

Total	22,491	$1.02	—	—

Item 6.	Selected Financial Data.

The following table sets forth certain selected historical financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” which are included elsewhere herein. The selected operating and financial position data as of and for each of the five years ended December 31, 2009 have been derived from our audited consolidated financial statements, some of which appear elsewhere in this Annual Report on Form 10-K. During the annual periods 2005 through 2008, we effected a number of business combinations and other transactions that materially affect the comparability of the information set forth below. During 2009 and 2008, we recorded impairment charges for goodwill and other intangible assets of $18.5 million and $67.7 million, respectively. Additionally, on July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to the stockholders of record on July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Operating Data
Revenue	$112,550	$226,063	$158,008	$100,642	$52,869
Income (loss) from operations	(33,103)	(30,751)	29,686	18,853	10,114
Net income (loss)	(50,705)	(34,161)	16,727	11,350	7,720
Earnings (loss) per share – Basic	(2.70)	(1.78)	0.91	0.66	0.53
Earnings (loss) per share – Diluted	(2.70)	(1.78)	0.88	0.61	0.47

Financial Position Data
Total assets	178,610	234,575	160,793	82,890	52,158
Convertible senior notes and long-term debt, less discount and current portion	119,190	120,281	52,377	8,185	7,277
Stockholders’ equity	31,634	65,721	77,461	53,509	35,205

The table above reflects the results of the following acquisitions of companies or their assets from their respective dates of acquisitions in the following years:

2008 –

Teledrift, Inc.;

2007 –

Triumph Drilling Tools, Inc., CAVO Drilling Motors Ltd Co., and Sooner Energy Service, Inc.;

2006 –

Can-Ok Oil Field Services, Inc., Total Well Solutions, LLC, LifTech, LLC; and

2005 –

Phoenix E&P Technology, LLC, Spidle Sales and Services, Inc., Harmon’s Machine Works, Inc. and Precision-LOR, Ltd.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Executive Summary

We are a global technology-driven growth company serving the oil, gas, and mining industries by providing oilfield products, services and equipment. We operate in select domestic and international markets including the Gulf Coast, the Southwest and the Rocky Mountains, Northeastern and Mid-Continental United States, Canada, Mexico, Central America, South America, Europe, Africa and Asia. We market our products domestically and internationally in over 20 countries. The customers for our products and services include the major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Our ability to compete in the oilfield services market is dependent on our ability to differentiate our products and services, provide superior quality and service, and maintain a competitive cost structure. Our operations are driven primarily by natural gas and to a lesser extent oil well drilling activity, the depth and drilling conditions of such wells, the number of well completions and the level of work-over activity in North America. Drilling activity, in turn, is largely dependent on the price of natural gas and crude oil and the volatility and expectations of future natural gas and oil prices. Our results of operations also depend heavily on the pricing we receive from our customers, which depends on activity levels, availability of equipment and other resources, and competitive pressures. These market factors often lead to volatility in our revenue and profitability. Historical market conditions are reflected in the table below:

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Average Active Drilling Rigs
United States	1,089	1,879	1,768	(42.0)%	6.3%
Canada	221	381	344	(42.0)%	10.8%

Total North America	1,310	2,260	2,112	(42.0)%	7.0%

Vertical rigs (U.S.)	433	954	999	(54.6)%	(4.5)%
Horizontal rigs (U.S.)	455	553	393	(17.7)%	40.7%
Directional rigs (U.S.)	201	372	376	(46.0)%	(1.1)%

Total drilling type (U.S.)	1,089	1,879	1,768

Oil vs. Natural Gas Drilling Rigs
Oil	382	543	426	(29.7)%	27.5%
Natural Gas	928	1,717	1,686	(46.0)%	1.8%

Total North America	1,310	2,260	2,112

Average Commodity Prices
West Texas Intermediate Crude Prices (per barrel)	$61.65	$99.57	$72.32	(38.1)%	37.7%
Natural Gas Prices ($/mmbtu)	$3.71	$8.07	$6.38	(54.0)%	26.5%

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

Demand for our services in the United States and Canada is driven primarily by natural gas and to a lesser extent oil drilling activity, which tends to be extremely volatile, depending on the current and anticipated prices of crude oil and natural gas. During the last ten years, the lowest average annual U.S. rig count was 830 in 2002 and the highest average annual U.S. rig count was 1,879 in 2008. With the decline and volatility of natural gas and oil prices in 2009, tightening and uncertainty in the credit markets and the global economic slowdown, drilling rig activity in North America declined significantly. The average active North American rig count declined 42.0% in 2009 as compared to 2008.

The weakening economic conditions that began to significantly weigh upon the energy markets in early October 2008 continued throughout 2009. The slowdown in the economy, particularly the industrial sector, coupled with the successful production results in the unconventional shale and tight sands plays in the U.S. led to a natural gas oversupply situation, which negatively impacted natural gas price forecasts. This in turn reduced the return potential of drilling projects causing less drilling activity as exploration and production (“E&P”) companies slashed their 2009 capital budgets. Oil prices showed some resilience toward the end of 2009; however our business is more dependent on the North American gas markets than oil markets. Therefore, the recovery of oil prices toward the end of 2009 did little to support a significant improvement in our business performance. In total, this translated into lower demand and weaker prices for oilfield services throughout North America. Late in the fourth quarter of 2008, we began to take actions to scale our business to cope with these factors by implementing various cost containment actions such as deferring employee salaries, reducing travel levels, suspending the 401(k) match, and eliminating any non-essential discretionary expenditures. Early in 2009, we took actions to size the workforce to our expected near-term work load, resulting in headcount reductions, including contract employees and full and part time employees. In conjunction with the market downturn, we decreased inventory levels and took advantage of declining raw material prices to meet our customers demand for competitive pricing. Our Drilling Products segment is tied closely to rig count, especially vertical rigs, and the significant reductions in rig count had an adverse effect on our business. Despite these pressures we were able to maintain our market share through service quality, product innovation, and competitive bundling of product offerings.

The sharp drop in natural gas and oil prices in the latter part of 2008 resulted in lower drilling activity, higher inventories, and further market erosion in 2009 as a result of a worldwide economic slowdown which led to a rapid and substantial reduction in exploration and production expenditures. In addition, margins were under significant pressure as customers sought lower prices for oilfield services and we, in turn sought price reductions from our suppliers.

Forecasting the depth and length of the current cycle is challenging, as it is different from past cycles due to the overlay of the worldwide financial crisis in combination with broad demand weakness. During the fourth quarter of 2009, U.S. drilling rig count averaged 1,108, as compared to 970 in the third quarter, an increase of 14.2%. While we expect to see continued increases in U.S. drilling activity in 2010, the timing and magnitude of the increase remains uncertain. The acceleration of drilling activity is influenced by a number of factors including commodity prices, global demand for oil and natural gas, supply and depletion rates of oil and natural gas reserves, as well as broader variables such as government monetary and fiscal policy.

The oil field services sector seems to have experienced its low point early in the third quarter of 2009. Our business stabilized and the cost containment measures that we implemented in late 2008 and early 2009 began to take effect. Rig activity in North America began to improve toward the latter part of 2009 as gas price forecasts improved as the supply overages began to shrink as a result of some improvement in the economy and colder than normal temperature forecasts. We expect that these improved economic conditions will continue throughout 2010. As E&P companies’ outlooks improve with these higher expected gas prices, we expect this will lead to increased capital budgets for drilling and completion activities. Oil prices have currently stabilized and this should continue to add rig count in the oil basins which should help improve our Drilling Products revenue and lead to margin relief on pricing.

We expect the North American gas market activity will continue to see increases in the unconventional plays such as the Barnett, Haynesville, Marcellus and other basins where our drilling tools are utilized. Our chemical additives enhance performance when added to fracturing fluids utilized in this type drilling. Our Chemicals and Logistics segment is also tied to rig counts, especially horizontal drilling rigs. We also expect to see additional international opportunities in 2010, particularly in our Chemical and MWD business units.

Our business is comprised of three reportable segments: Chemicals and Logistics, Drilling Products and Artificial Lift. We focus on serving the drilling-related needs of oil and gas companies primarily through our Chemicals and Logistics and Drilling Products segments, and the production-related needs of oil and gas companies through our Artificial Lift and Chemicals and Logistics segments. We believe that our product offerings and geographical presence throughout these three business segments provides us with diverse sources of cash flow. Each segment has its own technical expertise and a common commitment to provide its customers with competitively priced quality equipment and services.

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

•

The Artificial Lift segment assembles and markets artificial lift equipment which includes the Petrovalve line of rod pump components, electric submersible pumps, and gas separators, valves and services to support coal bed methane production.

Over the past three years, we have grown both organically and through strategic acquisitions and other investments in complementary or competing businesses in an effort to expand our product offering and geographic presence in key markets. We strive to mitigate cyclical risk in the oilfield service sector by balancing our operations between drilling versus production; rental tools versus service; domestic versus international; and natural gas versus crude oil.

The acquisitions we completed in the preceding three years include:

•	Teledrift, Inc. (“Teledrift”), which designs and manufactures wireless survey and measurement while drilling tools in February 2008;

•	Sooner Energy Services, Inc. (“Sooner”), which develops, produces and distributes specialty chemical products and services for drilling and production of natural gas in August 2007;

•

A 50% partnership interest in CAVO Drilling Motors, Ltd, Co., (“CAVO”), which specializes in the rental, service and sale of high performance mud motors in January 2007, and the remaining 50% partnership interest in November 2007;

•	Triumph Drilling Tools, Inc. (“Triumph”), a drilling tool sales and rental provider in Texas, New Mexico, Louisiana, Oklahoma and Arkansas, in January 2007;

Non-Cash Impairment

We test goodwill for impairment at the reporting unit level in the fourth quarter of every year and on an interim basis if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. Testing of goodwill requires an assessment of the current business environment, future economic market indicators, expectations surrounding our future performance, the cost of working capital, projected revenue and operating margins, assessment of market and industry risk rates, and recognition of changes in these variables which may indicate the potential existence of goodwill impairment losses to be recognized, if any.

During the quarter ended June 30, 2009, we identified certain triggering events resulting from the continued downturn in the then current business environment. This assessment impacted and lowered forecasted earning potential of our reporting units from that previously estimated at December 31, 2008. Accordingly, we recorded a goodwill pre-tax impairment charge of $18.5 million relating to our Teledrift reporting unit during the six-months ended June 30, 2009.

As our current economic climate continues to be weak, we incorporated into our 2009 annual impairment assessment, and our 2010 full year forecast, a measure of the recessionary environment of the second half of 2009. We anticipate a continued challenging environment for the first half of 2010, followed by a slight recovery in the latter half of 2010. We anticipate benefits from a re-leveraging of sales in the second half of 2010 and early 2011. The continued unfavorable business environment, volatile economic downturn continuing during the latter half of 2009, low rig count projections, and uncertainty as to the recovery of the global economy, have contributed to conservative projected cash flows and higher risk-adjusted discount rates used in our current annual 2009 assessment as compared to those used in our interim 2009 and annual 2008 assessments.

We believe cost containment actions taken in late 2008 and throughout 2009 were successful. These included closing certain operating locations, curtailing capital expenditures, reducing costs through reductions in personnel levels, discontinuing our 401(k) matching, and focusing on our cost margin management. We emphasized collection of customer receivables and inventory management. This helped ensure preservation of the economic value of our businesses. Through our analyses, we determined that the fair value of reporting units exceeded the goodwill carrying value. Accordingly, we determined no further impairment charges were necessary as part of our 2009 annual goodwill impairment assessment.

We utilize a combination of a market approach and a present value discounted cash flow valuation technique to measure the fair value of the goodwill of our reporting units. The fair value of a reporting unit refers to the price that would be received from selling the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. The market approach is dependent upon market data of comparable public entities with operations and metrics similar to those of our operating segments. If quoted market prices or market indicators are not available, we include a fair value estimate in our assessment which incorporates valuation techniques based on a weighted average cost of capital and multiple of after-tax cash flows attributed to the reporting unit. The cash flows are discounted to a present value using risk adjusted discount rates over a period of expected future returns. This income approach valuation technique is consistent with the objective of fair value measurements and is consistent with the methodology applied in our previous assessments. The income approach is dependent on our weighted average cost of capital and our forecasted operating results and future cash flows. Therefore, we consider available and relevant market multiple measures along with the estimated and expected future cash flows of our reporting units to determine fair value.

Results of Operations (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenue	$112,550	$226,063	$158,008
Cost of revenue	83,166	135,307	94,561

Gross margin	29,384	90,756	63,447
Selling, general and administrative costs	36,943	46,311	30,639
Depreciation and amortization	4,926	5,570	2,273
Research and development costs	2,118	1,931	849
Impairment of goodwill and other intangible assets	18,500	67,695	—

Income (loss) from operations	(33,103)	(30,751)	29,686
Interest and other expense, net	(15,586)	(13,909)	(2,545)

Income (loss) before income taxes	(48,689)	(44,660)	27,141
(Provision) benefit for income taxes	(2,016)	10,499	(10,414)

Net income (loss)	$(50,705)	$(34,161)	$16,727

Results for 2009 compared to 2008—Consolidated

Revenue for the year ended December 31, 2009 was $112.6 million, a decrease of $113.5 million, or 50.2%, compared to $226.1 million for the same period in 2008. Revenue decreased in all three of our segments as decreases in petroleum and natural gas prices drove down rig counts and related drilling activity, negatively affecting volume in all segments. In addition, pricing pressures drove down revenues as customers moved to less expensive products where possible.

Consolidated gross margin decreased $61.4 million. Gross margin as a percentage of sales decreased to 26.1% for the year ended December 31, 2009 from 40.1% in 2008 due primarily to margin compression in the Drilling Products segment and segment direct expenses, that while reduced $5.9 million, decreased at a lower rate than revenue. Gross margin is calculated as revenue less the corresponding cost of revenue, which includes personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $36.9 million for the year ended December 31, 2009, a decrease of 20.2%, compared to $46.3 million in 2008. The decrease was primarily due to a $9.3 million reduction in indirect personnel and personnel related costs and professional fees due to cost containment efforts.

Depreciation and amortization costs were $4.9 million for the year ended December 31, 2009, a decrease of approximately 11.6% compared to the same period in 2008. The decrease is primarily due to a reduction of amortizable intangible assets as a result of the asset impairment recorded in 2008.

Research and development (R&D) costs were $2.1 million for the year ended December 31, 2009, an increase of 9.7%, compared to $1.9 million during the same period in 2008. R&D costs in the Chemicals and Logistics segment were 65% and 89% of total R&D expense in 2009 and 2008, respectively. We anticipate 2010 R&D spending levels to remain consistent with 2009 expenditures. R&D expenditures are charged to expense as incurred.

In the second quarter of 2009, we recorded goodwill impairment of approximately $18.5 million related to the Teledrift reporting unit. No additional impairment was recorded as part of management’s 2009 annual assessment of goodwill.

Management believes its cost structure is appropriate for its forecast level of activity and does not foresee significant adjustments; however, changes in market demands or forecast may cause management to further reduce headcount or carry out additional cost containment efforts.

Interest expense was $15.4 million for the year ended December 31, 2009 versus $13.8 million in 2008. The increase was primarily related to accretion of the debt discount recorded effective January 1, 2009 associated with adoption of a new accounting principle.

An income tax provision of $2.0 million was recorded for the year ended December 31, 2009, reflecting an effective tax rate of (4.1%), compared to a tax benefit of $10.5 million for the year ended December 31, 2008, reflecting an effective tax rate of 23.5%. The change in our effective tax rate is primarily due to an $18.8 million valuation allowance recorded in 2009 against the deferred tax assets of one of our filing jurisdictions. In addition, the 2008 impairment had a $19.3 million impact on our 2008 tax provision and there was no similar impact in 2009.

Results for 2008 compared to 2007—Consolidated

Revenue for the year ended December 31, 2008 was $226.1 million, an increase of 43.1%, compared to $158.0 million for the same period in 2007. Revenue increased in all three of our segments as we experienced organic growth greater than 20% when compared to the previous year with the remainder of the growth coming from our acquisition of Teledrift. The organic revenue growth is primarily a result of an increase in overall sales volume, particularly of our patented micro-emulsion chemicals, tool rentals, service inspections and expansion of our mud motor fleet. Sales of our patented micro-emulsion chemicals grew 37.2%, to $77.4 million for the year ended December 31, 2008.

Gross margin for the year ended December 31, 2008 was $90.8 million, an increase of 43.0%, compared to $63.4 million for the same period in 2007. Gross margin as a percentage of revenue remained flat between both periods at approximately, 40.2% of revenues. We actively managed our gross margin through targeted price increases and cost containment measures to offset increasing raw material prices throughout the year. We continued to experience greater volumes within our higher margin Chemicals and Logistics segment and volumes related to the Teledrift acquisition. Sales of our patented micro-emulsion chemicals, which sell at higher margins, made up 34.2% of consolidated revenues for the year ended December 31, 2008, compared to 35.7% for the year ended December 31, 2007.

Selling, general and administrative costs were $46.3 million for the year ended December 31, 2008, an increase of 51.2%, compared to $30.6 million for the same period in 2007. Excluding the Teledrift acquisition, the increase was primarily due to a $10.6 million increase in indirect personnel, office and occupancy costs in all divisions as we shifted into the more people-intensive rental and service business, expanded geographically and expanded our sales and corporate support staff. The acquisition of Teledrift accounted for $2.1 million of the total increase, and professional fees increased $2.1 million due to higher administration and management costs, which were incurred to strengthen back office functions and internal controls.

Depreciation and amortization costs were $5.6 million for the year ended December 31, 2008, an increase of 145%, compared to $2.3 million during the same period in 2007. The increase is due to higher depreciation associated with acquired assets and expanded capital expenditures.

Research and development costs were $1.9 million for the year ended December 31, 2008, an increase of 127%, compared to $0.8 million during the same period in 2007. In 2008 we expanded our R&D investments in the Chemicals and Logistics segment by approximately 125%. R&D expenditures are charged to expense as incurred.

We impaired the carrying value of goodwill and other intangible assets based on management’s evaluation of the Company’s sustained low stock price and reduced market capitalization, macroeconomic factors impacting industry conditions, actual recent results and forecasted operating performance, as well as other factors. The Company determined that the carrying value of goodwill and other intangible assets exceeded the estimated fair value of certain reporting units and intangible assets, and, as a result, recorded an impairment of $67.7 million at December 31, 2008. (Loss) from operations was ($30.8) million for the year in 2008 compared to income from operations of $29.7 million for the year in 2007.

Interest expense was $13.8 million for the year ended December 31, 2008 versus $3.5 million for the same period in 2007. The increase was a result of the increase in our overall debt level associated with the issuance of the convertible senior notes in the amount of $115 million used to finance the Teledrift acquisition, non-cash interest expense related to the application of ASC 470-20, “Debt with Conversion and Other Options,” and pay down amounts previously outstanding under our senior credit facility. Additionally, we amortized debt fees related to our financing agreements throughout 2008 that amounted to approximately $1.0 million.

An income tax benefit of $10.5 million was recorded for the year ended December 31, 2008. The effective tax rate for 2008 was 23.5% for the year ended December 31, 2008 versus 38.4% for 2007. The decrease in our effective tax rate is primarily due to impairment charges and a shift in income by jurisdiction. The impairment had a $19.3 million impact on our tax provision.

Results by Segment

Chemicals and Logistics (dollars in thousands)
	Years Ended December 31,
	2009	2008	2007
Revenue	$49,296	$109,356	$86,271

Gross margin	$21,667	$49,119	$40,474

Gross margin %	44.0%	44.9%	46.9%

Income from operations	$12,964	$37,433	$32,389

Income from operations %	26.3%	34.2%	37.5%

Results for 2009 compared to 2008—Chemicals and Logistics

Chemicals and Logistics revenue for the year ended December 31, 2009 was $49.3 million, a decrease of $60.1 million, or 54.9%, compared to $109.4 million for the year ended December 31, 2008. The decrease in Chemicals and Logistics revenue was primarily due to a 46% reduction in volume as a result of lower crude and natural gas prices driving a steep drop in rig activity and well fracturing activities. In addition, pricing pressures drove customers to lower priced products resulting in a 24% decrease in average sales dollars per unit sold. Sales of our patented micro-emulsion chemicals declined 59% to $31.6 million. Demand for micro-emulsion chemicals is driven by various market forces including the fact that micro-emulsion chemicals have a higher per-unit cost.

Gross margin decreased $27.5 million due primarily to reductions in revenue and a slight reduction in gross margin as a percentage of revenue from 44.9% to 44.0%. Product margins as a percentage of product revenue remained flat. Field direct expenses as a percentage of segment revenue increased to 8.1% from 5.5% as revenue decreased at a higher rate than reductions made due to cost containment efforts. Chemical product costs can fluctuate significantly with the price of petroleum and we generally do not lead the market in pricing, therefore, product margins are subject to market and cost fluctuations. We cannot be assured of passing on timely price increases; however, we believe our margins will fluctuate consistent with other market participants.

Income from operations was $13.0 million for the year ended December 31, 2009, a decrease of approximately 65.4% compared to the same period in 2008. Income from operations as a percentage of revenue decreased to 26.3% for the year ended December 31, 2009. Field indirect costs decreased by $3.2 million or 26.8% due primarily to cost containment efforts; however, reductions did not keep pace with revenue decreases and field indirect costs increased as a percentage of revenue to 17.7% from 10.9%.

Results for 2008 compared to 2007—Chemicals and Logistics

Chemicals and Logistics revenue for the year ended December 31, 2008 was $109.4 million, an increase of 26.8%, compared to $86.3 million for the year ended December 31, 2007. The increase in revenue is primarily a result of a $21.0 million increase in sales of our patented micro-emulsion chemicals, an increase of $4.4 million due to the Sooner Energy Services, Inc. acquisition, and a $2.2 million increase in services revenue. The increases were offset by a $4.2 million decrease in sales of the remainder of our chemical business as those products became commoditized due to increased competition. We also instituted a price increase in the first quarter of 2008 that we maintained for most of the year. However, in the second half of the year our margins declined as a result of rising raw material costs. Sales of micro-emulsion chemicals grew 37.2%, to $77.4 million for the year ended December 31, 2008, from $56.4 million for the same period in 2007 as a result of increased fracturing activities and wider acceptance of our micro-emulsion products by independent pressure pumping companies as well as the majors.

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

As a result of the declining market conditions experienced in the fourth quarter of 2008, we began to institute measures to size the organization to the current marketplace. We relocated one production chemical manufacturing facility. As a technology driven company, we remained active in our research and development efforts by maintaining these costs at current levels as a percentage of revenues. We anticipated increased price pressures from our customers within the marketplace and focused our attention on margin protection through management of both raw materials and fixed costs, in addition to technology innovations.

Drilling Products (dollars in thousands)
	Years Ended December 31,
	2009	2008	2007
Revenue	$50,774	$98,262	$56,836

Gross margin	$4,781	$36,897	$19,132

Gross margin %	9.4%	37.5%	33.7%

Income (loss) from operations	$(32,084)	$(43,840)	$5,632

Income (loss) from operations %	(63.2%)	(44.6%)	9.9%

Results for 2009 compared to 2008—Drilling Products

Drilling Products revenue for the year ended December 31, 2009 was $50.8 million, a decrease of $47.5 million, or 48.3%, compared to $98.3 million for the year ended December 31, 2008. The decrease in revenue as compared to 2008 was primarily due to decreased demand for our products and services commensurate with the reduction in rig count in North America. Reductions in volume were experienced in all product lines and nearly all products. In addition, an oversupply of tools available for rent or sale by the Company and in the market due to the economic slowdown created pricing pressures reducing revenue on a per rental basis.

Gross margin decreased $32.1 million due to reductions in revenue and margins. Product and rental gross margins as a percentage of related revenue decreased to 55.6% in 2009 from 66.0% in 2008, accounting for a $4.6 million relative decrease in gross margin, primarily due to market pricing pressures. Field direct costs decreased by $3.6 million or 16% due primarily to cost containment efforts; however, due to lower revenues, those costs increased as a percentage of segment revenue to 37% from 23%. In addition, inventory adjustments, which related primarily to increased inventory reserves, increased $1.9 million as compared to 2008.

Loss from operations was $32.1 million in 2009, a decrease of $11.8 million or 26.8% as compared to 2008. The smaller loss is primarily due to a decrease in impairment to $18.5 million in 2009 from $59.1 million in 2008, offset by the decrease in gross margin. For further discussion of goodwill impairment, see Note 7 in the Notes to Consolidated Financial Statements, included in “Item 8. Financial Statements and Supplementary Data.” Field indirect costs decreased by $3.2 million or 15.0% due primarily to cost containment efforts; however, due to the lower revenues, those costs increased as a percentage of segment revenue to 36.2% from 22.0%.

We anticipate modest rig count growth in 2010 continuing the trend of late 2009, and while market conditions should improve slightly as a result, we expect that pricing will remain competitive throughout 2010. We intend to continue the initiative of adding drilling jars and shock subs to our fleet and reducing our sub-rental usage. We also intend to continue to pursue international market opportunities with the Teledrift line of MWD products during 2010. While our efforts to introduce the Telepulse MWD for horizontal drilling were slowed by market conditions in 2009, we anticipate moving forward in 2010 with this initiative.

Capital expenditures in the Drilling Products segment were $6.2 million in 2009 compared to $19.8 million in 2008. After building tool and rental inventory in 2008, capital expenditures were significantly curtailed in 2009 in response to decreased demand. Management has forecast Drilling Products capital expenditures of $3.5 million in 2010; however, this amount may fluctuate dependent upon market demand and our results of operations.

Results for 2008 compared to 2007—Drilling Products

Drilling Products revenue for the year ended December 31, 2008 was $98.3 million, an increase of 72.9%, compared to $56.8 million for the year ended December 31, 2007. The acquisition of Teledrift, Inc. contributed 63% of the growth in Drilling Products revenues in 2008. Organic growth related to tool rentals, services and inspection and the expansion of our mud motor fleet contributed the balance of the segments revenue increase. Tool rental and mud motor revenues increased $14.7 million due to further integration of the Flotek product family and higher market penetration. Our operational integration efforts related to Teledrift have provided the domestic and international oil and gas industry with inexpensive, measurement while drilling (MWD) tools designed and optimized for vertical and horizontal well drilling, increasing Teledrift’s post acquisition contribution to revenues beyond our initial estimates.

Loss from operations was $43.8 million in 2008. Excluding the segment impairment of $59.1 million relating to goodwill and other intangible assets of $55.6 million and $3.5 million, respectively, income from operations before impairment was $15.3 million for the year ended December 31, 2008, approximately 170% higher than in 2007. Income from operations before impairment in 2008 as a percentage of revenues was 15.6% compared to income from operations as a percentage of revenues in 2007 of 9.9% The increase in income from operations before impairment was primarily driven by the acquisition of Teledrift and our expansion into higher margin tools, motors and services. We made strategic investments in new North American sales facilities and opened two new repair facilities.

The Drilling Products segment requires higher levels of capital expenditures than our other segments. Capital expenditures in 2008 were approximately $19.8 million for the drilling segment compared to $8.5 million in 2007.

Artificial Lift (dollars in thousands)
	Years Ended December 31,
	2009	2008	2007
Revenue	$12,480	$18,445	$14,901

Gross margin	$2,936	$4,740	$3,841

Gross margin %	23.5%	25.7%	25.8%

Income (loss) from operations	$1,161	$(6,709)	$1,381

Income (loss) from operations %	9.3%	(36.4%)	9.3%

Results for 2009 compared to 2008—Artificial Lift

Artificial Lift revenues for the year ended December 31, 2009 were $12.5 million, a decrease of $6.0 million, or 32.3%, compared to $18.4 million for the year ended December 31, 2008. The vast majority of Artificial Lift revenues are derived from coalbed methane (CBM) drilling. CBM drilling activity is highly correlated to the price of natural gas and as the price of natural gas decreased throughout most of 2009, drill activity slowed considerably, resulting in a reduction in the volume of units sold.

Gross margin decreased $1.8 million primarily due to reductions in revenue. Product margins increased slightly to 69% from 68% accounting for a $0.1 million relative increase in gross margin. Field direct costs decreased by $0.3 million or 24% due primarily to cost containment efforts.

Income (loss) from operations increased $7.9 million to $1.2 million in 2009 from a loss from operations of $6.7 million in 2008. The majority of the improvement in income (loss) from operations is due to a decrease in goodwill impairment to zero in 2009 from $8.6 million in 2008. In addition, field indirect costs decreased $1.1 million due primarily to cost containment efforts.

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

Loss from operations was $6.7 million for the year ended December 31, 2008, primarily as a result of impairment charges of $8.6 million relating to goodwill ($5.9 million) and other intangible assets ($2.7 million). Income from operations before impairment in 2008 as a percentage of revenues was 10.0% compared to income from operations as a percentage of revenues in 2007 of 9.3%. Income from operations before impairment in 2008 was $1.8 million or approximately 33.5% higher than income from operations of $1.4 million in 2007. We made strategic investments in this segment by adding two new pump repair facilities and increased our field sales presence.

Consistent with our strategy within our other two segments, we reduced our operating cost structure to align with market conditions while maintaining flexibility to capitalize on a return to a more normalized market. In the first quarter of 2009, we closed one of our facilities in response to the dramatic decrease in our customers drilling activity in coal bed methane and related pricing pressures. Our strategy is to focus on competitive pricing and exceptional service by offering our proprietary downhole gas separator technology and Petrovalve rod pump systems, especially in the international market.

Capital Resources and Liquidity

Overview

Our ongoing capital requirements arise primarily from the need to service our debt, to acquire and maintain equipment, to fund our working capital requirements and to complete acquisitions. We have funded our capital requirements with operating cash flows, debt borrowings, and by issuing shares of preferred and common stock. At December 31, 2009, we have not identified any acquisition candidates, nor are we actively looking for acquisition candidates.

The challenging economic conditions facing the oil and gas industry, which began just before the end of 2008, have adversely affected our financial performance and liquidity in 2009. As discussed earlier, as oil and natural gas prices, the number of well completions and rig count declined during 2009, we experienced lower demand for our products and services across all of our segments.

At December 31, 2009, we were not in compliance with certain financial and other covenants in the existing credit agreement for our bank senior credit facility. The lenders had also limited our access under the revolving line of credit to the amount of borrowings outstanding at December 31, 2009. We were in discussions with the current senior credit facility lenders to obtain waivers of the covenant violations, and at the same time were discussing replacement financing and financing arrangements with other lenders. On March 31, 2010, we executed an Amended and Restated Credit Agreement with Whitebox Advisors, LLC for a $40 million term loan. This new senior credit facility replaced our existing senior credit facility. The new senior credit facility will increase our borrowing costs, but will reduce our scheduled principal amortization requirements during 2010. We received net proceeds of $6.1 million from the new senior credit facility. The significant terms of our new senior credit facility are discussed under “Item 8. Financial Statements and Supplementary Data” in Note 19 to our consolidated financial statements.

Also, at December 31, 2009, we were not in compliance with the continued listing standards of the New York Stock Exchange (NYSE). The noncompliance arose because both our global market capitalization and our stockholders’ equity fell below $50 million. In March 2010, we submitted a plan of action to the NYSE which outlined our plan to achieve compliance with the continued listing standards during the 18-month cure period, which ends in June 2011. During implementation and execution of our plan, our common stock will continue to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements. On March 29, 2010, the NYSE agreed to accept our plan of action.

We had cash and cash equivalents of approximately $6.5 million at December 31, 2009. In March 2010, we received net proceeds of $6.1 million from our new senior credit facility. Our capital budget for 2010 reduces capital expenditures to $3.4 million until we achieve improved operating cash flows.

We believe that we have sufficient cash reserves to meet our anticipated operating and capital expenditure requirements during 2010. However, we continue to seek additional debt and equity funding.

Plan of Operations for 2010

Since the 2008 cyclical peak, natural gas prices and drilling activity have declined precipitously, directly impacting demand for our products and services. We experienced operating losses during each of the four quarters in 2009. Forecasting the depth and length of the decline in the current cycle is challenging due to the overlay of the worldwide financial crisis in combination with broad demand weakness in each of our business segments. During the fourth quarter of 2009, the average U.S. drilling rig count increased 14.2%, compared to the average in the third quarter. During this quarter, we experienced modest revenue growth of 3.1% and an increase in our gross margin percentage of 1.0%, compared to the third quarter.

Our plan of operations for 2010 anticipates a continuing, gradual improvement in economic conditions during the year. We are executing a business plan for 2010 that includes the following:

•

Working to replace our existing senior credit facility. We were successful in closing on a new senior credit facility on March 31, 2010. This provided us with net proceeds of $6.1 million. The new senior credit facility will increase our borrowing costs, but will reduce our scheduled principal amortization requirements during 2010.

•

Seeking additional equity funding. In August 2009, we raised $16 million through an offering of convertible preferred stock and stock warrants. The warrants, if all were exercised, would provide us with an additional $14 million of capital (after re-pricing of the outstanding stock warrants for their anti-dilution price protection upon execution of the new senior credit facility). We continue to discuss funding opportunities with our advisors. The likelihood of obtaining additional equity funding should increase if the economy continues to improve and if the oil and gas industry experiences growth.

•

Managing capital expenditures until cash flows improve. Our capital expenditure budget for 2010 is approximately $3.4 million, a decrease from the $7.0 million we spent in 2009. We have identified an additional $4.1 million of capital items, primarily for downhole tools, that may be acquired as our cash flows improve.

•

Integrating oversight and actions of the new senior management team we have assembled. We have created an “Office of the President,” which is striving to increase collaboration throughout our organization.

•

Investigating and determining whether expansion in foreign markets can provide strategic benefits for our existing business segments. We will seek out potential business partners that offer a broader geographic reach, or new and unique ways to use our existing products and services.

•

Identifying and selling non-core assets and underperforming product lines. We are undertaking a comprehensive review within each of our business segments to identify assets that may no longer meet our strategic objectives. In addition to providing liquidity, the sale of non-strategic assets should allow us to concentrate our efforts and resources on improving and expanding the reach of our products.

•

Continuing to monitor actions we took during 2009, which included closing certain operating locations and reducing personnel levels. Further adjustments may be required in 2010. An expanded emphasis on certain product lines could improve our margins. We continue to emphasize the review of both outsourcing and insourcing opportunities to improve our operations. We are also identifying areas where reductions can be made in selling, general and administrative expenses. If economic conditions continue to improve, we may need to begin hiring additional personnel.

•

Managing our assets and ongoing operations. Efforts begun in 2009 to actively manage our accounts receivable and inventories will be continued. We have been successful in increasing operating cash flow through receivables management. We are poised to realize increased cash flows from inventory management as demand for our products increases. Overall management of working capital is being stressed. In addition, we have made a decision to conserve capital spending, and have identified certain capital expenditures that will be made only after we see improvement in our business and liquidity.

•

Enhancing the technology used in each of our business segments. We believe that technology innovations are important to our future. A longer-term goal is expanding our research and development activities. It is likely, however, that cash flow constraints will limit expansion of research and development activities during 2010.

Cash Flows

Cash flow metrics from our consolidated statements of cash flows are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$2,186	$24,874	$22,613
Net cash used in investing activities	(3,699)	(117,178)	(70,532)
Net cash provided by financing activities	7,812	91,215	48,685
Effect of exchange rate changes	(7)	—	6

Net increase (decrease) in cash and cash equivalents	$6,292	$(1,089)	$772

Operating Activities

During 2009, 2008 and 2007, we generated cash from operating activities totaling $2.2 million, $24.9 million and $22.6 million, respectively. The net loss for 2009 was $50.7 million, compared to a net loss of $34.2 million for 2008 and net income of $16.7 million for 2007.

Noncash additions to net income in 2009 were $49.8 million, consisting primarily of an impairment charge for our intangible assets ($18.5 million), depreciation and amortization ($14.2 million), amortization of deferred financing costs and accretion of debt discount ($6.3 million), stock compensation expense ($1.7 million), and deferred income tax provision ($10.5 million), offset by a gain on the sale of assets ($1.4 million). Noncash additions to net income in 2008 were $62.4 million, consisting primarily of an impairment charge for our goodwill ($67.7 million), depreciation and amortization ($12.8 million), amortization of deferred financing costs and accretion of debt discount ($4.6 million), and stock compensation expense ($2.5 million), offset by a gain on the sale of assets ($2.9 million) and a deferred income tax benefit ($20.9 million).

We experienced a noncash impairment charge of $67.7 million in 2008 and an increase in noncash depreciation and amortization of $6.3 million, offset by an increase in our deferred income tax benefit of $19.8 million.

During 2009, changes in working capital provided $3.1 million in cash. As our business declined during 2009, we collected accounts receivable and paid accounts payable and accrued liabilities that existed at December 31, 2008. We decreased our inventories by $10.8 million or 28.4%. During 2008, changes in working capital used $3.4 million in cash, principally to finance our increase in sales. During 2007, changes in working capital provided $2.0 million in cash.

Investing Activities

During 2009, 2008 and 2007, our capital expenditures were $6.6 million, $23.7 million and $15.7 million, respectively. Capital expenditures decreased during 2009 as our business declined, and as we closely monitored our available cash. Capital expenditures in 2008 were made to expand our rental tool fleet (primarily mud motors, MWD tools, shock subs and drilling jars), construct a new, larger facility for our Teledrift operations (which we occupied in February 2009) and purchase additional plant and machinery, primarily machines to repair motors and for use in our research and development activities.

During 2008, we used $98.0 million for our acquisition of Teledrift, and during 2007, we used $53.0 million for our acquisitions of Triumph Drilling, CAVO Drilling Motors and Sooner Energy Services. There were no acquisitions in 2009, and currently, we are not looking for acquisition candidates.

Financing Activities

During 2009, 2008 and 2007, our financing activities provided net cash of $7.8 million, $91.2 million and $48.7 million, respectively.

We made payments during 2009, 2008 and 2007 on our bank term loan facility totaling $12.8 million, $4.1 million and $1.2 million, respectively, and net repayments (advances) under our bank revolving line of credit facility totaling ($7.6 million), $27.6 million and $12.5 million, respectively.

In August 2009, we sold convertible preferred stock and stock warrants which generated proceeds of $14.8 million, net of transaction costs of $1.2 million. We used the net proceeds to reduce borrowings under our senior bank credit facility, thereby providing additional availability of credit, and for general corporate purposes.

The 16,000 shares of preferred stock have a total liquidation preference of $16 million. Dividends on the convertible preferred stock accrue at the rate of 15% of the liquidation preference per year and accumulate if not paid quarterly. Each share of convertible preferred stock has a liquidation preference of $1,000 and may, at the holder’s option, be converted into shares of our common stock (at a conversion price of approximately $2.30 per common share). We can automatically convert the preferred stock into shares of our common stock under certain conditions, and may redeem the preferred shares for cash beginning in August 2012.

There are approximately 8.0 million warrants to purchase our common shares at $2.45 per share at December 31, 2009. They are currently exercisable and expire in August 2014. There are also approximately 2.5 million warrants to purchase our common shares at $2.31 per share at December 31, 2009. These warrants are currently exercisable and expire in November 2014. On March 31, 2010, as a result of anti-dilution provisions in the warrants, the exercise price of all 10.5 million warrants was decreased to $1.27 per share as a result of common stock issued in connection with our new senior secured credit facility.

In February 2008, we issued $115 million of 5.25% convertible senior notes due 2028, at par, which generated proceeds of $111.8 million, net of transaction costs of $3.2 million. We used the net proceeds from issuance of the notes to finance the acquisition of Teledrift and for general corporate purposes.

The notes, which mature in February 2028, bear interest at 5.25% per annum. We may redeem all or a portion of the notes for cash beginning in February 2013. Holders of the notes may require us to purchase all or a portion of their notes for cash in February 2013, February 2018 and February 2023. Any redemption or repurchase of the notes will be for cash at a price equal to 100% of the principal amount of the notes.

The notes are convertible, at the holder’s option, into shares of our common stock (at a conversion price of approximately $22.75 per common share). Upon conversion, we may deliver, at our option, shares of common stock or a combination of cash and shares of common stock.

In March 2008, we entered into a new credit agreement with Wells Fargo Bank, N.A., as administrative agent for a syndicate of lenders. This credit agreement provides for a term loan facility and a revolving credit facility. Initial borrowing under this senior credit facility refinanced substantially all of our borrowing under a similar credit agreement with Wells Fargo. Outstanding balances under these loans were to mature and come due on March 31, 2011.

The term loan facility was limited to the initial advance, and amounts repaid may not be re-borrowed. At December 31, 2009, the outstanding term loan balance was $21.2 million. The amount of credit available under the revolving credit facility was equal to the lesser of a maximum set by the lender or the amount determined through a borrowing base calculation using eligible accounts receivable and eligible inventory. At December 31, 2009, the outstanding balance under the revolving credit facility was $10.0 million.

We were obligated to make quarterly principal payments of $2 million on the term loan facility. In addition, mandatory prepayments were required under certain circumstances.

Interest accrued on amounts outstanding under the senior credit facility at variable rates based on, at our election, the prime rate or LIBOR, plus an applicable margin. At December 31, 2009, we had elected to apply the prime rate, plus the applicable margin, to certain portions of the outstanding balance and to apply LIBOR, plus the applicable margin, to other portions of the outstanding balance. The weighted average interest rate on borrowings outstanding under the senior credit facility at December 31, 2009 and 2008 was 8.46% and 5.14%, respectively.

Borrowings under the senior credit facility were subject to certain covenants and a material adverse change subjective acceleration clause. The credit agreement contains certain financial and other covenants, including a minimum net worth covenant, a maximum leverage ratio covenant, a minimum fixed charge coverage ratio covenant, a maximum senior leverage ratio covenant, a covenant restricting capital expenditures, a covenant limiting the incurrence of additional indebtedness, and a covenant restricting acquisitions.

During 2009, we amended the credit agreement on four occasions, to provide, among other things, a decrease in the aggregate revolving credit commitment, an increase in the interest rate margin applicable to borrowings, and changes in financial covenants related to minimum net worth, the leverage ratio, the fixed charge coverage ratio, and maximum annual capital expenditures. At December 31, 2009, certain specific financial requirements and ratios were as follows:

Aggregate revolving credit limit	$15 million, but limited to $14.5 million (subject to change)

Interest rate margin	6.5% (above the prime rate or LIBOR)

Minimum net worth, as defined	$42.8 million

Leverage ratio, beginning June 30, 2010	4.75 to 1.0, declining quarterly to 3.75 to 1.0 at December 31, 2010

Senior leverage ratio	Maximum of 2.0 to 1.0

Maximum annual capital expenditures	$11 million for 2010

Our contractually required and actual covenant ratios as of December 31, 2009 were as follows:

Covenant	Required $/Ratio	Actual $/Ratio
Minimum net worth	Minimum $42.8 million	$14.8 million
Leverage ratio (1)	Waived	72.57 to 1.00
Fixed charge coverage	Minimum 0.75 to 1.00	0.09 to 1.00
Senior leverage	Maximum 2.00 to 1.00	1 to 1.00
(1)	Maximum leverage ratio has been waived until June 30, 2010.

At December 31, 2009, we were not in compliance with the minimum net worth, fixed charge coverage ratio, and senior leverage ratio covenants of the credit agreement.

On March 31, 2010, we entered into an Amended and Restated Credit Agreement with new lenders. The Amended and Restated Credit Agreement provided us with new cash proceeds of $6.1 million. Scheduled cash principal payments have been reduced for 2010 and 2011. We have the option to pay a portion of the interest by addition it to the principal balance, and if certain conditions are met, to make certain payments by issuing our common stock. The Amended and Restated Credit Agreement does not contain a revolving line of credit facility or quarterly and annual covenants. Also on March 31, 2010, we entered into our Exchange Agreement in which we expect to exchange $40 million of our convertible senior notes for the aggregate consideration of $36 million in new convertible senior secured notes and $2 million in shares of our common stock.

We are working to lower our working capital needs and have focused on cash collections of our accounts receivable balances and reduction of inventory. In the event that capital required is greater than the amount we have available at the time, we will reduce the expected level of capital expenditures, sell assets and/or seek additional capital. Cash generated by future asset sales may depend on the overall economic conditions of the industries served by these assets, the condition and location of the assets, and the number of interested buyers. Our ability to raise funds in the capital markets through the issuance of additional indebtedness is limited by covenants in our credit facilities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we are not involved in any unconsolidated SPEs.

We have not made guarantees to any of our customers or vendors. We do not have any off-balance sheet arrangements or commitments, other than operating leases which are discussed below, that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of payments for goods and services. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

Our material contractual obligations are composed of repayment of amounts borrowed through our convertible senior notes and long-term debt, obligations under capital and operating lease obligations and construction commitments in our chemicals and logistics segment. Contractual obligations at December 31, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$115,000	$—	$—	$115,000	$—
Long-term debt	31,880	8,717	23,163	—	—
Capital lease obligations	658	232	359	67	—
Operating lease obligations	6,450	1,763	2,711	546	1,430

Total	$153,988	$10,712	$26,233	$115,613	$1,430

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Note 2 in the Notes to Consolidated Financial Statements. We have also identified certain accounting policies that we consider critical to understanding our business and our results of operations and we have provided below additional information on those policies. The accounting policies we believe to be the most critical to understanding our business and preparing our consolidated financial statements and that require management’s most difficult, subjective or complex judgments and estimates are described below.

Inventory Reserves

Inventories consist of raw materials, finished goods and work-in-process. Finished goods inventories include raw materials, direct labor and production overhead. Inventories are carried at the lower of cost or market using the weighted average cost method. Our inventory reserve represents the excess of the carrying value over the amount we expect to realize from the ultimate sale or other disposal of the inventory.

We regularly review inventory quantities on hand and record provisions for excess or obsolete inventory based primarily on our estimated forecast of product demand, historical usage of inventory on hand, market conditions, production or procurement requirements and technological developments. Significant or unanticipated changes in market conditions or our forecast could impact the amount and timing of provisions for excess or obsolete inventory.

We have not made any material changes in the accounting methodology we use to establish our slow-moving and obsolete reserves during the past three fiscal years. Specific assumptions discussed above are updated at the date of each test to consider current industry and Company-specific risk factors. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company’s assumptions. To the extent that changes in the current business environment result in adjusted management projections, impairment losses may occur in future periods. The potential change in the inventory reserve resulting from a hypothetical 10% adverse change in the annual demand forecast for products would have increased the reserve by $590,000 at December 31, 2009.

Revenue Recognition

Revenue for product sales and services are recognized when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable, and (iv) collectibility is reasonably assured. Our products and services are sold with fixed or determinable prices and do not include right of return or other similar provisions or other significant post delivery obligations. Accounts receivable are recorded at that time net of any discounts. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.

Our logistics division recognizes revenue of its design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date to the total estimated costs of completion. This percentage is applied to the total estimated revenue at completion to calculate revenue earned to date. Contract costs include all direct labor and material costs and those indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability, including those arising from contract bonus or penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized in full when such amounts become apparent. At December 31, 2009 and 2008, claims and unapproved change orders were insignificant in value.

Within the Drilling Products segment, payments from customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as revenue with the carrying value of the related equipment charged to cost of sales. This amount totaled $2.9, $4.4 and $2.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Goodwill

We evaluate the carrying value of goodwill in the fourth quarter of each year and on an interim basis if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to a significant adverse change in the business climate, unanticipated competition, or a change in the assessment of future operations of a reporting unit.

Due to continuing macro-economic conditions affecting the oil and gas industry and the financial performance of all of our reporting units, management tested for evidence of goodwill impairment as of the second and the third quarters of 2009. Based on these evaluations, we recorded a goodwill impairment charge of approximately $18.5 million related the Teledrift reporting unit in the second quarter of 2009. No additional impairment was recorded as a result of management’s 2009 annual test of goodwill. In the fourth quarter of 2008, as a result of our annual impairment test, we recognized $61.5 million of goodwill impairment.

We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses, and through use of an independent fixed asset valuation firm, as appropriate. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. Key assumptions used in the discounted cash flow valuation model include, among others, discount rates, growth rates, cash flow projections and terminal value rates. Discount rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops cash flow projections for each reporting unit. Additionally, as part of the market multiple approach, we utilize market data from publicly traded entities whose businesses operate in industries consistent with our reporting units, adjusted for certain factors that increase comparability.

Specific assumptions discussed above are updated at the date of each test to consider current industry and Company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company’s assumptions. To the extent that changes in the current business environment result in adjusted management projections, impairment losses may occur in future periods.

Our 2009 annual impairment assessment of the estimated fair value of our Chemical and Logistics reporting unit indicated that it exceeded its total asset book value by more than $100 million. The estimated fair value of our Teledrift reporting unit was less than the total asset book value by approximately $10 million, triggering a Step 2 evaluation; however, based on the estimated fair value of the reporting unit’s assets, we determined that the implied goodwill exceeded its carrying value by approximately $4 million. To evaluate the sensitivity of the fair value calculations of our reporting units, we applied a hypothetical 10% unfavorable change in our weighted average cost of capital, which would have reduced the estimated fair value of the Chemical and Logistics and Teledrift reporting units by approximately $6 million and $2 million, respectively. We also evaluated the sensitivity of the fair value calculations by applying a hypothetical 10% reduction in our estimated future cash flows, which would have reduced the estimated fair value of the Chemical and Logistics and Teledrift reporting units by approximately $14 million and $4 million, respectively. None of these sensitivity analyses would have resulted in impairment. The Company cannot predict the occurrence of certain events or circumstances that could adversely affect the fair value of goodwill. Such events may include, but are not limited to deterioration of the economic environment, particularly as pertaining to the oil and gas industry, increases in our weighted average cost of capital, material negative change in relationships with significant customers, reductions in valuations of other public companies in our industry, or strategic decisions made in response to economic and competitive conditions. If actual results are not consistent with our current estimates and assumptions, impairment of goodwill could be required.

Long-Lived Assets Other than Goodwill

Long-lived assets other than goodwill consist of property and equipment and definite-lived intangible assets. Property and equipment are stated at cost. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, useful lives and the valuation of acquired definite-lived intangibles

Long-lived assets other than goodwill are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability. We complete our impairment evaluation by performing internal valuation analyses, considering other publicly available market information and using an independent valuation firm, as appropriate.

Due to continuing macro-economic conditions affecting the oil and gas industry and the financial performance of all of our reporting units, management tested for evidence of long-lived asset impairment as of the second and the third quarters of 2009. The assessment for impairment focused mainly on the Teledrift and Chemical and Logistics reporting units. No impairment was recorded as a result of this assessment. Management again tested for long-lived asset impairment as of the fourth quarter of 2009 and no impairment was recorded.

Due to the significantly changing business conditions late in the fourth quarter of 2008, we determined that a test of our long-lived assets for potential impairment was appropriate. An analysis was performed in conjunction with our annual goodwill impairment test and we recognized a $6.2 million impairment of definite-lived intangible assets, primarily customer lists and patents.

The development of future net undiscounted cash flow projections requires management projections related to sales and profitability trends and the remaining useful life of the assets. These projections are consistent with projections we use to manage our operations internally. When impairment is indicated, a discounted cash flow valuation model similar to that used to value goodwill at the reporting unit level, incorporating discount rates commensurate with risks associated with each asset, is used to determine the fair value of the asset to measure potential impairment. Discount rates are determined by using a weighted average cost of capital (“WACC”). Estimated revenue and WACC are the assumptions most sensitive and susceptible to change in our long-lived asset analysis as they require significant management judgment. We believe the assumptions used are reflective of what a market participant would have used in calculating fair value.

Valuation methodologies utilized to evaluate long-lived assets other than goodwill for impairment were consistent with prior periods. Specific assumptions discussed above are updated at the date of each test to consider current industry and Company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company’s assumptions. To the extent that changes in the current business environment result in adjusted management projections, impairment losses may occur in future periods. To evaluate the sensitivity of the fair value calculations of our reporting units, we applied a hypothetical 10% increase in our weighted average cost of capital; this hypothetical change did not result in impairment to any long-lived asset at December 31, 2009. We also evaluated the sensitivity of the fair value calculations by applying a hypothetical 10% reduction in our estimated future cash flows; this hypothetical change would have triggered an impairment of certain intangible assets totaling approximately $16 million at December 31, 2009.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of customers and grants credit based upon past payment history, financial condition and anticipated industry conditions. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, and includes monitoring our customers’ payment history and current credit worthiness in order to determine that collectibility is reasonably assured, as well as considering the overall business climate in which our customers operate. These uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the amount of the allowance for doubtful accounts. The main factors utilized in determining the allowance are customer bankruptcies, delinquency, and management’s estimate of ability to collect outstanding receivables based on the number of days outstanding. Substantially all of our customers are engaged in the energy industry. The cyclical nature of our industry may affect our customers’ operating performance and cash flows, which could impact our ability to collect on these obligations. Additionally, some of our customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact our ability to collect these receivables.

While credit losses have historically been within our expectations and the provisions established, we cannot give any assurances that we will continue to experience the same credit loss rates that we have in the past.

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

Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in tax rates and changes in prior year tax estimates as returns are filed. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. We provide for uncertain tax positions pursuant to ASC Topic 740, “Income Taxes”

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Share-Based Compensation

We have a stock-based incentive plan which includes stock options, restricted stock and other incentive awards. See Note 13, Capital Stock, to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a complete discussion of our stock-based compensation program.

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Seasonality

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

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, Recent Accounting Pronouncements” to the audited consolidated financial statements, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, and, to a limited extent, commodity prices and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. We manage the exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. Our risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates or foreign currency rates is not permitted. We do not consider any of these risk management activities to be material.

Interest Rate Risk

We are exposed to the impact of interest rate changes on the outstanding indebtedness under our senior credit facility which has variable interest rates. As required by the senior credit facility, we have entered into an interest rate swap agreement on 50% of the term loan facility to partially reduce our exposure to interest rate risk. The impact on the average outstanding balance of our variable rate indebtedness during 2009 from a hypothetical 200 basis point increase in interest rates, net of interest rate swap positions, would be an increase in interest expense of approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flotek Industries, Inc. and Subsidiaries:

We have audited the accompanying Consolidated Balance Sheets of Flotek Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

March 31, 2010

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,485	$193
Restricted cash	10	9
Accounts receivable, net of allowance for doubtful accounts of $948 and $1,465 at December 31, 2009 and 2008, respectively	14,612	37,205
Inventories	27,232	38,027
Deferred tax assets, current	762	917
Income tax receivable	6,607	—
Other current assets	871	1,291

Total current assets	56,579	77,642

Property and equipment, net	60,251	66,835
Goodwill	26,943	45,443
Other intangible assets, net	34,837	38,015
Deferred tax assets, less current portion	—	6,640

Total assets	$178,610	$234,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,021	$22,666
Accrued liabilities	4,941	13,509
Interest payable	2,672	2,402
Income taxes payable	—	979
Current portion of long-term debt	8,949	9,017

Total current liabilities	24,583	48,573

Convertible senior notes, net of discount	95,601	90,803
Long-term debt, less current portion	23,589	29,478
Deferred tax liabilities	3,203	—

Total liabilities	146,976	168,854

Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock at accreted value, $0.0001 par value, 100,000 shares authorized, 16,000 issued and outstanding at December 31, 2009	6,943	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; shares issued and outstanding: 24,168,292 and 23,362,907, respectively, at December 31, 2009; 23,174,286 and 22,782,091, respectively, at December 31, 2008	2	2
Additional paid-in capital	88,749	76,788
Accumulated other comprehensive income	118	125
Accumulated deficit	(63,633)	(10,697)
Treasury stock at cost, 346,270 and 158,697 shares at December 31, 2009 and 2008, respectively	(545)	(497)

Total stockholders’ equity	31,634	65,721

Total liabilities and stockholders’ equity	$178,610	$234,575

See accompanying notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except share and per share data)
Revenue	$112,550	$226,063	$158,008

Cost of revenue	83,166	135,307	94,561

Gross margin	29,384	90,756	63,447

Expenses:
Selling, general and administrative	36,943	46,311	30,639
Depreciation and amortization	4,926	5,570	2,273
Research and development	2,118	1,931	849
Impairment of goodwill and intangible assets	18,500	67,695	—

Total expenses	62,487	121,507	33,761

Income (loss) from operations	(33,103)	(30,751)	29,686

Other income (expense):
Interest expense	(15,431)	(13,813)	(3,501)
Other income (expense), net	(155)	(96)	956

Total other income (expense)	(15,586)	(13,909)	(2,545)
Income (loss) before income taxes	(48,689)	(44,660)	27,141
(Provision) benefit for income taxes	(2,016)	10,499	(10,414)

Net income (loss)	(50,705)	(34,161)	16,727
Accrued dividends and accretion of discount on preferred stock	(2,231)	—	—

Net income (loss) attributable to common stockholders	$(52,936)	$(34,161)	$16,727

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per common share	$(2.70)	$(1.78)	$0.91
Diluted earnings (loss) per common share	$(2.70)	$(1.78)	$0.88

Weighted average common shares used in computing basic earnings (loss) per common share	19,595,000	19,157,000	18,338,000
Weighted average common and common equivalent shares used in computing diluted earnings (loss) per common share	19,595,000	19,157,000	18,958,000

See accompanying notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Value	Shares	Value	Shares	Cost
Balance December 31, 2006	17,694	$1	—	$—	—	$—	$46,661	$37	$6,810	$53,509
Net income	—	—	—	—	—	—	—	—	16,727	16,727
Foreign currency translation adjustment	—	—	—	—	—	—	—	8	—	8

Comprehensive income										16,735
Common stock issued for acquisition	143	—	—	—	—	—	1,855	—	—	1,855
Treasury stock purchased	—	—	—	—	70	(190)	—	—	—	(190)
Restricted stock forfeited	2	—	—	—	2	—	—	—	—	—
Stock options and warrants exercised	627	—	—	—	—	—	1,502	—	—	1,502
Restricted stock granted	337	—	—	—	—	—	—	—	—	—
Tax benefit of share-based awards	—	—	—	—	—	—	2,473	—	—	2,473
Stock compensation expense	—	—	—	—	—	—	1,650	—	—	1,650
Adoption of FIN 48	—	—	—	—	—	—	—	—	(73)	(73)

Balance December 31, 2007	18,803	1	—	—	72	(190)	54,141	45	23,464	77,461
Net loss	—	—	—	—	—	—	—	—	(34,161)	(34,161)
Foreign currency translation adjustment	—	—	—	—	—	—	—	80	—	80

Comprehensive loss										(34,081)
Common stock issued under share lending agreement	3,800	1	—	—	—	—	—	—	—	1
Treasury stock purchased	—	—	—	—	17	(307)	—	—	—	(307)
Restricted stock forfeited	—	—	—	—	70	—	—	—	—	—
Stock options exercised	519	—	—	—	—	—	905	—	—	905
Restricted stock granted	52	—	—	—	—	—	—	—	—	—
Tax benefit of share-based awards	—	—	—	—	—	—	2,020	—	—	2,020
Stock compensation expense	—	—	—	—	—	—	2,500	—	—	2,500
Convertible debt bifurcation related to change in accounting principle, net of tax	—	—	—	—	—	—	17,222	—	—	17,222

Balance December 31, 2008	23,174	2	—	—	159	(497)	76,788	125	(10,697)	65,721
Net loss	—	—	—	—	—	—	—	—	(50,705)	(50,705)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(7)	—	(7)

Comprehensive loss										(50,712)
Sale of preferred stock and detachable warrants	—	—	16	10,806	—	—	5,194	—	—	16,000
Issuance costs of preferred stock and detachable warrants	—	—	—	—	—	—	(1,199)	—	—	(1,199)
Accretion of discount on preferred stock	—	—	—	1,331	—	—	—	—	(1,331)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(900)	(900)
Beneficial conversion discount on preferred stock	—	—	—	(5,194)	—	—	5,194	—	—	—
Restricted stock forfeited	—	—	—	—	152	—	—	—	—	—
Stock options exercised	100	—	—	—	—	—	30	—	—	30
Restricted shares issued and treasury stock purchased in payment of 2008 bonuses	471	—	—	—	35	(48)	481	—	—	433
Restricted stock granted	423	—	—	—	—	—	—	—	—	—
Reduction in tax benefit of share-based awards	—	—	—	—	—	—	(195)	—	—	(195)
Stock compensation expense	—	—	—	—	—	—	1,731	—	—	1,731
Tax benefit related to convertible debt bifurcation	—	—	—	—	—	—	725	—	—	725

Balance December 31, 2009	24,168	$2	16	$6,943	346	$(545)	$88,749	$118	$(63,633)	$31,634

See accompanying notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(50,705)	$(34,161)	$16,727
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,186	12,844	6,537
Amortization of deferred financing costs	1,459	1,030	—
Accretion of debt discount	4,798	3,580	—
Equity income from affiliate	—	—	(509)
Gain on sale of assets	(1,365)	(2,881)	(204)
Impairment of goodwill and intangible assets	18,500	67,695	—
Stock compensation expense	1,731	2,500	1,650
Reduction in (excess) tax benefit of share-based awards	195	(2,020)	(2,473)
Deferred income tax provision (benefit)	10,500	(20,881)	(1,101)
Unrealized (gain) loss on interest rate swap	(199)	533	—
Change in current assets and liabilities:
Restricted cash	(1)	(1)	(9)
Accounts receivable	22,593	(8,543)	(44)
Inventories	10,795	(14,522)	671
Other current assets	(6,158)	(233)	(49)
Accounts payable	(14,645)	12,415	(2,378)
Accrued liabilities	(9,768)	5,124	3,834
Interest payable	270	2,395	(39)

Net cash provided by operating activities	2,186	24,874	22,613

Cash flows from investing activities:
Proceeds from sale of assets	2,858	4,554	1,274
Acquisitions, net of cash acquired	—	(97,973)	(53,028)
Purchase of patents	(2)	(48)	(2,521)
Other assets	—	—	(585)
Capital expenditures	(6,555)	(23,711)	(15,672)

Net cash used in investing activities	(3,699)	(117,178)	(70,532)

Cash flows from financing activities:
Proceeds from exercise of stock options	30	905	1,502
Purchase of treasury stock	(48)	(307)	(190)
Proceeds from borrowings	21,807	6,729	119,057
Proceeds from convertible debt offering	—	115,000	—
Debt issuance costs	(819)	(5,485)	—
Excess (reduction in) tax benefit of share-based awards	(195)	2,020	2,473
Repayments of indebtedness	(27,764)	(27,647)	(74,157)
Proceeds from preferred stock offering	16,000	—	—
Issuance costs of preferred stock and detachable warrants	(1,199)	—	—

Net cash provided by financing activities	7,812	91,215	48,685

Effect of exchange rate changes on cash and cash equivalents	(7)	—	6

Net increase (decrease) in cash and cash equivalents	6,292	(1,089)	772
Cash and cash equivalents at the beginning of year	193	1,282	510

Cash and cash equivalents at the end of year	$6,485	$193	$1,282

See accompanying notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Nature of Operations

Flotek Industries, Inc. (“Flotek”) is a technology driven global supplier of drilling and production related products and services to the energy and mining industries. The core focus of Flotek and its wholly-owned subsidiaries (collectively referred to as the “Company”) is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools. It also manages automated bulk material handling, loading and blending facilities. The Company’s products and services help customers drill wells more efficiently, increase production from existing wells and decrease well operating costs. Major customers include leading oilfield service providers, major and independent oil and gas exploration and production companies, and onshore and offshore drilling contractors. The Company’s headquarters are located in Houston, Texas, and it has operations in Texas, Oklahoma, Colorado, New Mexico, Louisiana, Utah, Wyoming and The Netherlands. Products are marketed domestically and internationally in over 20 countries.

Flotek was originally incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of Flotek Industries, Inc. and its wholly-owned subsidiary corporations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company performs ongoing credit evaluations of customers and grants credit based upon past payment history, financial condition and anticipated industry conditions. The determination of the collectibility of amounts due from customers requires management to use estimates and make judgments regarding future events and trends, and includes monitoring customers’ payment history and current credit worthiness in order to determine that collectibility is reasonably assured, as well as considering the overall business climate in which they customers operate. These uncertainties requires the Company to make frequent judgments and estimates regarding a customer’s ability to pay amounts due us in order to determine the amount of the allowance for doubtful accounts. The Company writes off specific accounts receivable when they are determined to be uncollectible.

Substantially all of the Company’s customers are engaged in the energy industry. The cyclical nature of the energy industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations. Additionally, some customers are located in certain international areas that are inherently subject to risks of economic, political and civil instabilities, which may impact collectibility of these receivables.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows (in thousands):

	Beginning Balance	Additions		Write-offs	Ending Balance
		Charged to Costs and Expense	Charged to Other Accounts (a)
Years Ended December 31,
2007	$562	$460	$478	$(146)	$1,354
2008	1,354	195	20	(104)	1,465
2009	1,465	45	—	(562)	948

(a)	Amounts represent amounts obtained from acquisitions.

Inventories: Inventories consist of raw materials, work-in-process and finished goods. Finished goods inventories include raw materials, direct labor and production overhead. The Company determines the value of acquired work-in-process inventories by estimating the selling prices of finished goods or replacement cost less the sum of (a) cost to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the completing and selling effort of the Company based on profit for similar finished goods. Inventories are carried at the lower of cost or market using the weighted-average cost method. The Company maintains a reserve for slow-moving and obsolete inventories, which is reviewed for adequacy on a periodic basis.

Property and Equipment: Property and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations, while replacements and major improvements are capitalized. Depreciation or amortization is provided on property and equipment, including assets held under capital leases, using the straight-line method over the following estimated useful lives:

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

Goodwill: Goodwill represents the excess of the purchase price and related costs over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not subject to amortization, but is tested for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. These circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit.

Goodwill is tested for impairment at a reporting unit level. This requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities. The Company performs the required annual goodwill impairment evaluation in the fourth quarter.

The evaluation of goodwill for possible impairment includes estimating the fair value of each of the reporting units which have goodwill associated with their operations. To determine its fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined with market-related valuation models, including earnings multiples of publicly traded entity businesses that operate in industries consistent with the Company’s reporting units, and valuation comparisons of recent public sale transactions of similar businesses. Although the Company believes that the estimates and assumptions used were reasonable, actual results could differ from those estimates and assumptions. If it is determined that the fair value of a reporting unit is less than its carrying value, an impairment loss is recognized to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

The Company has four reporting units, of which only two, Chemicals and Logistics and Teledrift, have an unamortized goodwill balance at December 31, 2009.

Intangible Assets: The Company’s intangible assets have determinable lives and primarily consist of customer relationships, but also include purchased patents, a purchased brand name and a purchased contract with favorable terms. The Company has no acquired intangible assets with indefinite lives. The cost of intangible assets with determinable lives is amortized on a straight-line basis over the estimated period of economic benefit. No residual value is estimated for these intangible assets. Amortizable lives are adjusted whenever there is a change in the estimated period of economic benefit.

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These conditions may include an economic downturn, an adverse change in the extent or manner in which the asset is being used, a decline in stock value for a sustained period of time, or a change in the assessment of future operations. An impairment loss is recognized if the carrying amount of the long-lived intangible asset is not recoverable and exceeds its fair value.

When facts and circumstances indicate that the carrying value of an intangible asset may not be recoverable, the Company assesses the recoverability of the carrying value by preparing estimates of future revenue, margins and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Fair Value Measurements: The Company accounts for its assets and liabilities in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines a hierarchy that prioritizes the inputs in fair value measurements and requires certain related disclosures. The hierarchy prioritizes the inputs of fair value measurements into one of three levels. “Level 1” measurements are measurements using quoted prices in active markets for identical assets or liabilities. “Level 2” measurements use significant other observable inputs. “Level 3” measurements are measurements using significant unobservable inputs which require a company to develop its own assumptions. In recording the fair value of assets and liabilities, companies must use the most reliable measurement available.

Revenue Recognition: Revenue for product sales and services are recognized when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectibility is reasonably assured. Products and services are sold with fixed or determinable prices and do not include right of return or other similar provisions or other significant post delivery obligations. Deposits and other funds received in advance of delivery are deferred until the transfer

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of ownership is complete. Shipping and handling costs are reflected in cost of revenue. Taxes collected are not included in revenue and are accrued for future remittance to governmental authorities.

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

Within the Drilling Products segment amounts billed to customers for the cost of oilfield rental equipment that is damaged or lost-in-hole are reflected as revenue with the carrying value of the related equipment charged to cost of sales. This amount totaled $2.9 million, $4.4 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company is generally not contractually obligated to accept returns, except for defective products. If a product is determined to be defective, the Company will replace the product or issue a credit memo. Based on historical return rates, no provision is made for returns at the time of sale. All costs associated with product returns are expensed as incurred.

Foreign Currency: The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of the reporting period. Revenue and expense items are translated at the average monthly exchange rates for the reporting period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Research and Development Costs: Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes: The Company’s income tax expense is based on income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. The Company provides for income taxes based on the tax laws and rates in effect in the countries in which operations are conducted and income is earned. The Company’s income tax expense is expected to fluctuate from year to year as operations are conducted in different taxing jurisdictions and the amount of pre-tax income fluctuates.

The determination and evaluation of the Company’s annual income tax provision involves the interpretation of tax laws in various jurisdictions in which it operates and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations and the Company’s level of operations or profitability in each jurisdiction may impact its tax liability in any given year. While the Company’s annual tax provision is based on the information available to it at the time, a number of years may elapse before the ultimate tax liabilities in certain tax jurisdictions are determined.

The Company’s current income tax expense reflects an estimate of its income tax liability for the current year, withholding taxes, changes in tax rates and changes in prior year tax estimates as returns are filed. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statement basis and the tax basis of the Company’s assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. The Company provides for uncertain tax positions pursuant to the provisions of ASC 740. The Company’s policy recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2009.

It is the Company’s intention to permanently reinvest undistributed earnings of non-U.S. subsidiaries in such subsidiaries. Accordingly, the Company has not provided for U.S. deferred taxes on the undistributed earnings of non-U.S. subsidiaries. If a distribution is made to us from the undistributed earnings of these subsidiaries, the Company could be required to record additional taxes. Because the Company cannot predict when, if at all, it will make a distribution of these undistributed earnings, it is unable to make a determination of the amount of unrecognized deferred tax liability.

Earnings Per Share: Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares outstanding, if the effect is dilutive. Potential common shares consist of incremental shares of common stock issuable upon the exercise of the stock options and warrants and upon conversion of the convertible senior notes and convertible preferred stock.

Debt Issuance Costs: The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method, which approximates the interest method, over the maturity periods of the related debt.

Stock-Based Compensation: The Company accounts for its stock compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation” for equity-based payments to employees. The guidance incorporated by ASC Topic 718 covers share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based on their grant-date fair values.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and certain assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion method of revenue recognition, the carrying amount and estimated useful lives of intangible assets, determination of share-based compensation expense, the valuation allowance for accounts receivable and inventories and certain assumptions used in impairment analyses. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2009	2008	2007
Supplemental non-cash investing and financing activities:
Acquisitions, net of cash acquired:
Fair value of net assets acquired	$—	$97,973	$58,233
Less cash acquired	—	—	(605)
Less debt issued	—	—	(1,544)
Less equity issued	—	—	(1,855)
Less equity in earnings prior to acquisition and other	—	—	(1,201)

Acquisitions, net of cash acquired	$—	$97,973	$53,028

Property and equipment acquired through capital leases	$211	$599	$206

Shares issued in payment of accrued bonus	$481	$—	$—

Supplemental cash flow information:
Interest paid	$9,063	$6,434	$2,852
Income taxes paid	$3,685	$8,244	$8,061

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends Accounting Standards Codification (“ASC” or “Codification”) Topic 820-10 to require new disclosures related to the movements in and out of Levels 1, 2, and 3 and clarifies existing disclosures regarding the classification and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about certain Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010. The Company is currently evaluating the impact of the additional requirements, but does not anticipate any financial impact as the requirements primarily provide for additional disclosure.

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” which amends or added certain paragraphs to the related ASC Topic 470, “Debt.” This standard addresses the accounting for an entity’s own-share lending arrangement initiated in conjunction with convertible debt or another financing offering and the effect a share-lending arrangement has on earnings per share. Additionally, the guidance addresses the accounting and earnings per share implications for defaults by the share borrower, both when a default becomes probable of occurring and when a default actually occurs. This guidance is effective for interim or annual periods beginning after June 15, 2009 for new share-lending arrangements. For existing share-lending arrangements, the guidance is applied retrospectively for fiscal years beginning after December 15, 2009. Early adoption is prohibited. The Company is currently evaluating the effect of the accounting principle, but does not expect that its adoption will have a material effect on its consolidated financial statements. The Company will make the required disclosures and present the retrospective effect following adoption of this guidance effective January 1, 2010.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. This update specifies valuation techniques allowed for measurement of the fair value of liabilities and

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

clarifies when the quoted price for an identical liability traded as an asset in an active market can be recognized as a Level 1 fair value measurement. This guidance is effective for the first reporting period, including interim periods, beginning after its issuance. The Company adopted this guidance effective October 1, 2009. Adoption of this standard had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-01, Topic 105, “Generally Accepted Accounting Principles,” which released the Accounting Standards Codification. The Codification serves as a single source of authoritative GAAP to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States, except for the rules and interpretive releases of the SEC, which are sources of authoritative GAAP for registrants. Authoritative standards included in the Codification are designated by their ASC topical reference, with new standards designated as ASU’s, with a year and assigned sequence number. The guidance is effective for interim and annual periods beginning after September 15, 2009. Adoption of this standard did not change GAAP and had no financial impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued accounting guidance related to subsequent events found within ASC Topic 855, “Subsequent Events.” This guidance sets standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Additionally, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance effective June 30, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued accounting guidance related to interim disclosures about fair value of financial instruments found within ASC Topic 825, “Financial Instruments.” This guidance requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted this guidance effective June 30, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3—Acquisitions

On February 14, 2008, Teledrift Acquisition, Inc, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Teledrift, Inc. (“Teledrift”) for the aggregate cash purchase price of approximately $98.0 million, which includes a purchase price adjustment of $1.8 million recorded in the third quarter of 2008. The acquisition resulted in goodwill of $46.4 million and intangible assets other than goodwill of $31.6 million, which were recorded in the Drilling Products business segment. Teledrift designs and manufactures wireless survey and measurement while drilling, or MWD, tools.

On January 4, 2007, the Company acquired substantially all the assets of Triumph Drilling Tools, Inc. (“Triumph”) for $31.1 million in cash. The acquisition resulted in goodwill of $19.9 million and intangible assets other than goodwill of $1.9 million, which were recorded in the Drilling Products business segment. Triumph is a leading regional provider of down-hole rental equipment to the oil and gas industry. Results of operations for Triumph are included in the Company’s consolidated condensed statements of income as of January 1, 2007.

In January 2007, the Company acquired a 50% partnership interest in CAVO Drilling Motors Ltd Co. (“CAVO”) for approximately $2.6 million in cash, 143,434 shares of the Company’s common stock valued at $1.9 million and a $1.5 million promissory note to the seller. CAVO is a complete downhole motor solutions provider

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specializing in the rental, servicing and sale of high-performance mud motors for a variety of drilling applications. CAVO serves both the domestic and international drilling markets with a customer base extending throughout North America, South America, Russia and West Africa. For the first ten months of 2007 the Company reported the partnership interest in CAVO using the equity method of accounting as the Company did not own a controlling interest. The equity in earnings and other adjustments affecting the Company’s investment in CAVO during 2007 were approximately $1.2 million.

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

Note 4—Product Revenue

The Company generates revenue through three main sales channels: Products, Rentals and Services. In most instances, revenue is generated through these channels on an integrated basis. Sales channel information is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenue:
Product	$72,282	$145,074	$118,443
Rental	28,620	60,343	24,349
Service	11,648	20,646	15,216

	112,550	226,063	158,008

Cost of Revenue:
Product	48,728	88,384	71,190
Rental	17,769	28,093	11,086
Service	7,409	11,556	8,021
Depreciation	9,260	7,274	4,264

	$83,166	$135,307	$94,561

Note 5—Inventories

The components of inventories are as follows (in thousands):

	December 31,
	2009	2008
Raw materials	$9,653	$16,258
Work-in-process	—	1,890
Finished goods (includes in-transit)	20,659	22,286

Gross inventories	30,312	40,434
Less: slow-moving and obsolescence reserve	(3,080)	(2,407)

Inventories, net	$27,232	$38,027

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly reviews inventory quantities on hand and records provisions for slow-moving or obsolete inventory based primarily on forecasts of product demand, historical trends, market conditions, production or procurement requirements and technological developments.

The following summarizes the changes in inventory reserve for the years ended December 31, 2009, 2008 and 2007 (in thousands):

		Additions
	Beginning Balance	Charged to Costs and Expense	Charged to Other Accounts (a)	Deductions	Ending Balance
Years Ended December 31,
2007	$862	$1,261	$553	$(282)	$2,394
2008	2,394	3,567	—	(3,554)	2,407
2009	2,407	6,340	—	(5,667)	3,080

(a)	Amounts represent amounts obtained from acquisitions.

Note 6—Property and Equipment

Property and equipment are as follows (in thousands):

	December 31,
	2009	2008
Land	$1,338	$1,381
Buildings and leasehold improvements	19,143	16,354
Machinery, equipment and rental tools	62,369	55,866
Equipment in progress	133	5,472
Furniture and fixtures	1,306	1,172
Transportation equipment	4,252	4,927
Computer equipment	1,750	1,255

Gross property and equipment	90,291	86,427
Less: accumulated depreciation	(30,040)	(19,592)

Property and equipment, net	$60,251	$66,835

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $11.7 million, $9.4 million and $5.4 million, respectively. Depreciation expense that directly relates to activities that generate revenue amounted to $9.3 million, $7.3 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is recorded within cost of revenues.

Note 7—Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. Annual goodwill impairment evaluations are performed in the fourth quarter. The Company has identified four reporting units, of which only two, Chemicals and Logistics and Teledrift, have an unamortized goodwill balance at December 31, 2009.

During the Company’s annual testing for goodwill impairment during the fourth quarter of 2008, impairments totaling $61.5 million were identified within three of the four reporting units. The impairment charge was recorded as an operating expense during the year ended December 31, 2008. The Company again tested for

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill impairment during the second and third quarters of 2009 as a result of the continuing deterioration of the general economic and oil and gas industry conditions, and the declining financial performance of all of its reporting units. An impairment totaling $18.5 million was identified and recorded as an operating expense during the six months ended June 30, 2009. No further impairments of goodwill were recognized during the Company’s interim or annual testing for goodwill impairment during the third and fourth quarters of 2009.

In estimating the fair value of the Company’s reporting units, management makes estimates and judgments about future cash flows and market valuations using a combination of income and market approaches, respectively, defined as Level 3 inputs under the fair value measurement hierarchy. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, discount rates, cash flow projections, growth rates and terminal value rates, all of which require significant judgment. Specific assumptions discussed above are updated at the date of each test to consider current industry and Company-specific risk factors from the perspective of a market participant.

The changes in the carrying amount of goodwill for each reporting unit for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Chemicals and Logistics	Downhole Tool	Teledrift	Artificial Lift	Total
Balance at January 1, 2007	$7,620	$9,689	$—	$6,876	$24,185
Goodwill acquired:
Triumph	—	19,872	—	—	19,872
CAVO	—	13,487	—	—	13,487
Sooner	3,990	—	—	—	3,990
Purchase price adjustments and reclassifications to intangible assets	—	(39)	—	(1,015)	(1,054)

Balance at December 31, 2007	11,610	43,009	—	5,861	60,480
Goodwill acquired: Teledrift	—	—	46,396	—	46,396
Impairment	—	(43,009)	(12,563)	(5,861)	(61,433)

Balance at December 31, 2008	11,610	—	33,833	—	45,443
Impairment	—	—	(18,500)	—	(18,500)

Balance at December 31, 2009	$11,610	$—	$15,333	$—	$26,943

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Other Intangible Assets

Other intangible assets are as follows (in thousands):

	December 31, 2009		December 31, 2008
Other intangible assets:	Carrying Value	Accumulated Amortization	Carrying Value	Accumulated Amortization
Patents	$6,282	$2,618	$6,280	$2,302
Customer lists	28,543	7,843	28,543	6,493
Non-compete agreements	1,715	1,500	1,715	1,420
Brand name	6,199	638	6,199	330
Supply contract	1,700	921	1,700	606
Other	428	405	501	308

Other acquired intangible assets total	44,867	13,925	44,938	11,459

Deferred financing costs	6,468	2,573	5,650	1,114

Total other intangible assets	$51,335	$16,498	$50,588	$12,573

Other intangible assets, net	$34,837		$38,015

Other intangible assets are being amortized on a straight-line basis ranging from two to 20 years. The Company recorded other intangible asset amortization expense of $2.5 million and $3.4 million for the years ended December 31, 2009 and 2008, respectively. The following table summarizes estimated aggregate amortization expense for other intangible assets for each of the five succeeding fiscal years (in thousands):

Year ending December 31,
2010	$4,082
2011	3,765
2012	2,861
2013	2,050
2014	1,955

In December 2008, testing of the Company’s intangible assets due to the deteriorating macro-economic environment and business conditions affecting the oil and gas industry indicated impairment of several intangible assets. As a result, the Company recorded an impairment charge of $6.2 million during the year ended December 31, 2008, primarily related to customer lists and patents in the Artificial Lift and Drilling Products segments. Due to the continuing deterioration of the general economic and oil and gas industry conditions, and the declining financial performance of all of its reporting units, the Company tested for potential impairment of its intangible assets in the second, third and fourth quarters of 2009. The Company utilized an income approach (Level 3) consistent with that described in Note 7, Goodwill. No impairment was recorded as a result of these tests during the year ended December 31, 2009.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Convertible Senior Notes and Long-Term Debt

Convertible Senior Notes and long-term debt are as follows (in thousands):

	December 31,
	2009	2008
Convertible Senior Notes	$115,000	$115,000
Less discount on notes	(19,399)	(24,197)

Convertible Senior Notes, net of discount	$95,601	$90,803

Long-term debt:
Senior Credit Facility
Equipment term loans	$21,210	$34,000
Revolving line of credit	9,953	2,311
Real estate term loans	717	787
Other	—	515
Capital lease obligations	658	882

Total	32,538	38,495
Less current portion	(8,949)	(9,017)

Long-term debt, less current portion	$23,589	$29,478

Convertible Senior Notes

On February 14, 2008, the Company issued 5.25% Convertible Senior Notes due 2028 (the “Notes”), at par, in the aggregate principal amount of $115 million. Net proceeds received from issuance of the Notes were $111.8 million. The Company used the net proceeds from issuance of the Notes to finance the acquisition of Teledrift (see Note 3) and for general corporate purposes.

Because the Company is a holding company with no independent assets or operations, the Notes are guaranteed by the Company and each of its wholly-owned subsidiaries. The guarantees are full and unconditional, and joint and several, on a senior, unsecured basis. The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

Interest on the Notes accrues at 5.25% per annum, and is payable semiannually in arrears on February 15 and August 15 of each year. The Company is also required to pay contingent interest to holders of the Notes during any six-month period from an interest payment date to, but excluding, the following interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a Note for each of the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the Note. The amount of contingent interest payable per Note with respect to any such period will be equal to 0.50% per annum of the average trading price of such Note for the five trading days referred to above.

The Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem for cash all or a portion of the Notes at a redemption price of 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest (including any contingent interest) to, but not including, the redemption date. Holders may require the Company to purchase all or a portion of their Notes on each of February 15, 2013, February 15, 2018, and February 15, 2023. In addition, if the Company experiences specific types of corporate transactions, holders may require the Company to purchase all or a portion of their Notes. Any repurchase of Notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Notes to be purchased plus accrued and unpaid interest (including any contingent interest) to, but not including, the purchase date.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes are convertible into shares of the Company’s common stock at the option of the holder, subject to specified conditions. The conversion rate is 43.9560 shares per $1,000 principal amount of Notes (equal to a conversion price of approximately $22.75 per share), subject to adjustment. Upon conversion, the Company will deliver, at its option, either shares of common stock, or a combination of cash and shares of common stock.

Because the Notes may be settled in cash upon conversion, the Company has accounted for the liability and equity components of the Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company assumed an 11.5% nonconvertible debt interest rate and an expected term of the debt of five years to determine the debt discount. The expected term of five years is based upon the time until a call/put option can be exercised on the Notes in February 2013. The effective tax rate assumed was 38.0%. At the date of issuance, the discount on the Notes was $27.8 million, with a related deferred tax liability of $10.6 million. The resulting discount on the Notes is being accreted over the period the convertible debt is expected to be outstanding as additional noncash interest expense. During the years ended December 31, 2009 and 2008, noncash interest expense related to accretion of the discount was $4.8 million and $3.6 million, respectively.

On March 31, 2010, the Company executed an exchange agreement with Whitebox Advisors, LLC and a syndicate of lenders under the Company’s new senior secured credit facility. This will permit the exchange of up to $40 million of the Company’s Notes for the aggregate consideration of $36 million in new convertible senior secured notes and $2 million in shares of the Company’s common stock (see Note 19).

Senior Credit Facility

On March 31, 2008, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent for a syndicate of lenders, for a $65 million senior credit facility (the “Senior Credit Facility”). The facility includes a term loan facility of $40 million (the “Term Loan Facility”) and a revolving credit facility with a maximum availability of $25 million (the “Revolving Credit Facility”). Initial borrowing under this Credit Agreement refinanced substantially all borrowing under a similar credit agreement with Wells Fargo.

The Term Loan Facility is limited to the initial advance, and amounts repaid may not be re-borrowed. The maximum amount of credit available under the Revolving Credit Facility is equal to the lesser of $25 million or the amount determined through a borrowing base calculation using eligible accounts receivable and eligible inventory, as specified in the Credit Agreement.

Borrowings under the Senior Credit Facility are guaranteed by the Company and its domestic subsidiaries and are secured by substantially all present and future assets of the Company and its subsidiaries. Outstanding balances under the Term Loan Facility and the Revolving Credit Facility mature and are due on March 31, 2011.

Principal payments of $2 million are due quarterly under the Term Loan Facility. In addition, mandatory prepayments are required annually beginning April 15, 2009, equal to 50% of the Company’s excess cash flow for the previous calendar year. The Company is further required to make certain mandatory prepayments under the Term Loan Facility upon the receipt of proceeds from any debt or equity issuances and upon certain asset sales. In addition, if the outstanding balance under the Term Loan Facility exceeds 75% of the appraised orderly liquidation value of the Company’s fixed assets at any time, the Company must reduce the Term Loan Facility by such excess amount.

Interest accrues on amounts outstanding under the Senior Credit Facility at variable rates based on, at the Company’s election, the prime rate or LIBOR, plus an applicable margin specified in the Credit Agreement. At December 31, 2009, the Company had elected to apply the prime rate, plus the applicable margin, to certain portions of the outstanding balance and to apply LIBOR, plus the applicable margin, to other portions of the

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding balance. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2009 and 2008 was 8.46% and 5.14%, respectively. In accordance with terms of the Credit Agreement, the Company is required to enter into an interest rate swap to fix the interest rate on a minimum of 50% of borrowings under the Term Loan Facility (see Note 10).

Borrowings under the Senior Credit Facility are subject to certain covenants and a material adverse change subjective acceleration clause. Affirmative covenants include compliance with laws, various reporting requirements, visitation rights, maintenance of insurance, maintenance of properties, keeping of records and books of account, preservation of assets, notification of adverse events, ERISA compliance, agreements with new subsidiaries, borrowing base audits and use of treasury management services. Negative covenants include limitations associated with liens, indebtedness, change in nature of business, transactions with affiliates, investments, dividends and distributions, subordinate debt, leverage ratio, fixed charge coverage ratio, consolidated net income, asset sales and capital expenditures.

The Credit Agreement contains certain financial and other covenants, including a minimum net worth covenant, a maximum leverage ratio covenant, a minimum fixed charge coverage ratio covenant, a maximum senior leverage ratio covenant, a covenant restricting capital expenditures, a covenant limiting the incurrence of additional indebtedness, and a covenant restricting acquisitions.

During 2009, the Company amended the Credit Agreement on four occasions, to provide, among other things, a decrease in the aggregate revolving commitment, an increase in the interest margin applicable to borrowings, and changes in financial covenants related to minimum net worth, the leverage ratio, the fixed charge coverage ratio, and maximum annual capital expenditures. At December 31, 2009, certain specific financial requirements and ratios are as follows:

Aggregate revolving credit limit	$15 million, but limited to $14.5 million (subject to change)

Interest rate margin	6.5% (above the prime rate or LIBOR)

Minimum net worth, as defined	$42.8 million

Leverage ratio, beginning June 30, 2010	4.75 to 1.0, declining quarterly to 3.75 to 1.0 at December 31, 2010

Fixed charge coverage ratio	1.10 to 1.0, increasing to 1.25 to 1.0 at September 30, 2010

Senior leverage ratio	Maximum of 2.0 to 1.0

Maximum annual capital expenditures	$11 million for 2010

At December 31, 2009, the Company was not in compliance with the minimum net worth, fixed charge coverage ratio, and senior leverage ratio covenants of the Credit Agreement.

On March 31, 2010, the Company executed an amended and restated credit agreement with Whitebox Advisors, LLC for a $40 million term loan. Pursuant to this new agreement the Company’s existing Senior Credit Facility was renewed and extended, and the Company received cash proceeds of $6.1 million (see Note 19).

Other

In conjunction with the acquisition of a 50% interest in CAVO in January 2007, the Company issued a $1.5 million note payable to the seller. The note bore interest at 6% and was paid in full in December 2009.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Lease Obligations

The Company leases certain equipment and vehicles under capital leases. At December 31, 2009, the Company had approximately $0.7 million in capitalized lease obligations.

Maturities of long-term debt obligations at December 31, 2009 are as follows (in thousands):

	Long-Term Debt	Capital Leases	Total Long- Term Debt and Capital Leases	Convertible Senior Notes
Year Ending December 31,
2010	$8,717	$232	$8,949	$—
2011	23,163	205	23,368	—
2012	—	154	154	—
2013	—	64	64	115,000
2014	—	3	3	—
Thereafter	—	—	—	—

Total	$31,880	$658	$32,538	$115,000

Note 10—Interest Rate Swap

As required by its senior credit facility, the Company has entered into an interest rate swap agreement on a minimum of 50% of the term loan facility (see Note 9) to reduce its exposure to interest rate risk. At December 31, 2009, the interest rate swap had a notional amount of $21.0 million, swap rate of 2.79% and a fair value of $334,000. The Company records the fair value of the swap in accrued liabilities and the unrealized gain (loss) in other income (expense). For the years ended December 31, 2009 and 2008, the Company recognized a gain of $199,000 and a loss of $533,000, respectively, on the interest rate swap. In March 2010, the Company terminated the interest rate swap.

Note 11—Fair Value of Financial Instruments

The following table presents fair value measurements by level at December 31, 2009 and 2008 for liabilities included in the consolidated balances sheets at fair value and measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swap(1)	$	$(334)	$	$(334)

	Fair Value Measurements as of December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swap(1)	$	$(533)	$	$(533)

(1)	See Note 10 for discussion of the interest rates swap. The swap valuation is obtained from a bank estimate using pricing models with market-based inputs.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value and carrying value of the Company’s other financial instruments are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes(1)	$95,601	$60,375	$90,803	$28,750
Senior Credit Facility	31,880	31,880	37,098	37,098
Capital lease obligations	658	628	882	845
Other	—	—	515	515

(1)

The Convertible Senior Note carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note, which includes the convertible equity features.

In 2009, the Company determined the estimated fair value amount of the Convertible Senior Notes based on quoted market price of the notes. In 2008, the Company determined the estimated fair value amount of the Convertible Senior Notes by using available market information and commonly accepted valuation methodologies. The fair value of the Senior Credit Facility approximates fair value because interest rates are variable, and accordingly, the carrying value approximates current market value for instruments with similar risks and maturities. Fair value of the capital leases was determined based on recent lease rates adjusted for a risk premium. At December 31, 2008, the fair value of the other note approximated carrying value due its short-term maturity. At December 31, 2009 and 2008, the fair value of all other receivables and liabilities approximated their carrying values due to the short-tem nature of these instruments. The Company had no cash equivalents at December 31, 2009 and 2008.

The Company’s non-financial assets, including goodwill, other intangible assets and property and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). Fair value measurements and adjustments to goodwill and other intangible assets are discussed in Note 7 and Note 8, respectively.

Note 12—Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares outstanding, if the effect is dilutive. Because of the net loss during the years ended December 31, 2009 and 2008, potentially dilutive securities were excluded from the calculation of diluted earnings per share, since including them would have an anti-dilutive effect on net loss per share.

In connection with the sale of the 5.25% convertible senior notes in February 2008, the Company entered into a share lending agreement for 3,800,000 shares of its common stock (see Note 15). Contractual undertakings of the borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, and all shares outstanding under the share lending agreement are required to be returned to the Company in the future. As a result, the 3,800,000 shares of the Company’s stock lent under the share lending agreement are not considered to be outstanding for the purpose of computing and reporting earnings per share.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computational components of basic and diluted earnings (loss) per common share are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Weighted average common shares used in computing basic earnings (loss) per common share	19,595	19,157	18,338
Incremental common shares from stock options and warrants	—	—	620

Weighted average common shares used in computing diluted earnings (loss) per common share	19,595	19,157	18,958

Securities convertible into shares of common stock, not used because the effect would be anti-dilutive for 2009 and 2008, are as follows (in thousands):

	2009	2008
Stock options under long-term incentive plans	1,605	857
Stock warrants	10,480	—
Convertible senior notes (if-converted)	5,055	5,055
Convertible preferred stock (if-converted)	6,957	—

	24,097	5,912

Note 13—Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(9,196)	$8,681	$9,718
State	273	1,254	1,525
Foreign	439	447	272

Total current	(8,484)	10,382	11,515

Deferred:
Federal	10,474	(20,287)	(1,091)
State	26	(594)	(10)

Total deferred	10,500	(20,881)	(1,101)

Provision (benefit) for income taxes	$2,016	$(10,499)	$10,414

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the actual tax rate to the statutory U.S. tax rate is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	(0.8)	3.2
Change in valuation allowance	(38.6)	—	—
Goodwill impairment	—	(11.6)	—
Other	(1.4)	0.9	0.2

Effective income tax rate	(4.1)%	23.5%	38.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes at the enacted tax rates in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$11,994	$6,783
Allowance for doubtful accounts	213	533
Inventory	578	707
Equity compensation	881	170
Goodwill and other intangible assets	19,820	15,055
Other	404	331

Total gross deferred tax assets	33,890	23,579
Valuation allowance	(18,784)	—

Total deferred tax assets, net	15,106	23,579

Deferred tax liabilities:
Property and equipment	(7,420)	(6,696)
Convertible debt, net of discount	(10,021)	(9,195)
Prepaid insurance and other	(106)	(131)

Total gross deferred tax liabilities	(17,547)	(16,022)

Net deferred tax assets (liabilities)	$(2,441)	$7,557

As of December 31, 2009, the Company had estimated U.S. net operating loss carryforwards of approximately $32.5 million, expiring in various amounts in 2021 through 2029. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the tax code.

The Company’s current corporate organizational structure requires it to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group. As of December 31, 2009, one of the groups has a net operating loss carryforward and other net deferred tax assets of approximately $18.8 million. The Company considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance was needed. Based on this analysis, the Company has recorded a valuation allowance of $18.8 million as management believes it is more likely than not that the deferred tax assets will not be realized. The other group incurred a net operating loss of approximately $22.4 million during the year ended December 31, 2009 which will be carried back to prior years for an anticipated refund. The anticipated refund has been recorded as an income tax receivable at December 31, 2009.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not provided for withholding and U.S. taxes for the unremitted earnings of certain non-U.S. subsidiaries because it intends to permanently reinvest a portion of the unremitted earnings of its non-U.S. subsidiaries in their foreign operations. At December 31, 2009, the Company had approximately $2.7 million in unremitted earnings outside the United States for which withholding and U.S. taxes were not provided. Income tax expense would be incurred if these funds were remitted to the United States. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009, which are the years ended December 31, 2004 through December 31, 2009. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense. Accrued interest and penalties and the related expense were not material to the consolidated financial statements.

Note 14—Convertible Preferred Stock and Stock Warrants

On August 12, 2009, the Company sold 16,000 units (the “Units”), consisting of Series A cumulative convertible preferred stock and warrants, for $1,000 per Unit, yielding aggregate gross proceeds of $16.0 million. Net proceeds from issuance of the Units were $14.8 million. The Company used the net proceeds from the sale of Units to reduce borrowings under the Company’s bank credit facility, thereby providing additional availability of credit, and for general corporate purposes.

Each Unit was comprised of one share of cumulative convertible preferred stock (“Convertible Preferred Stock”), warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and contingent warrants to purchase up to 500 shares of the Company’s common stock at an exercise price of $2.45 per share (“Contingent Warrants”).

Each share of Convertible Preferred Stock is convertible at the holder’s option, at any time, into 434.782 shares of the Company’s common stock. This conversion rate represents an equivalent conversion price of approximately $2.30 per share of common stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends and distributions, reorganizations and similar events affecting the common stock.

Each share of Convertible Preferred Stock has a liquidation preference of $1,000. Dividends accrue at the rate of 15% of the liquidation preference per year and accumulate if not paid quarterly. The Company may pay dividends, at its option, in cash, common stock (based on the market value of the common stock) or a combination thereof. At December 31, 2009, the Company had accrued and unpaid dividends of $900,000.

The Company may, at its option (but not earlier than February 12, 2010), automatically convert the preferred shares into common shares if the closing price of the common stock is equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the Convertible Preferred Stock automatically converts and the Company has not previously paid holders amounts equal to at least eight quarterly dividends on the Convertible Preferred Stock, the Company will also pay to the holders, in connection with any automatic conversion, an amount, in cash or shares of common stock, equal to eight quarterly dividends less any dividends previously paid to holders of the Convertible Preferred Stock.

The Company may redeem any of the Convertible Preferred Stock beginning on August 12, 2012. The initial redemption price will be 105% of the liquidation preference, declining to 102.5% on August 12, 2013, and to 100% on or after August 12, 2014, in each case plus accrued and unpaid dividends to the redemption date.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Exercisable Warrants are immediately exercisable and will expire if not exercised by August 12, 2014. The Contingent warrants became exercisable on November 9, 2009 and will expire if not exercised by November 9, 2014. Both the Exercisable Warrants and Contingent Warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for or convertible into common stock at a price per share less than their exercise price.

The gross proceeds from the issuance of the Units were allocated at the date of the transaction based on the relative fair values of the preferred stock and the warrants. In order to calculate the relative fair values, the Company obtained third-party valuations of the fair value of the debt and equity components of the Units. The fair value of the warrants was determined using the Black-Scholes option pricing model using a five-year term, volatility of 54%, a risk free rate of 2.7% and assumed dividend rate of zero. The fair value of the preferred stock component was determined via separate valuations of the conversion rights and the host contract. The fair value of the conversion rights were determined based on a Monte Carlo simulation of the Company’s possible future stock prices, which drove potential conversion outcomes. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the warrants) as preferred stock in stockholders’ equity and the detached warrants were recorded in additional paid-in capital at $5.2 million.

The Company determined that the embedded conversion option within the preferred stock was beneficial (had intrinsic value) to the holders of the preferred stock. The intrinsic value of the conversion option was determined to be $5.2 million and was recognized as a beneficial conversion discount with offset to additional paid-in capital at the date of the transaction.

The conversion period for the preferred stock was estimated to be 36 months based on an evaluation of the conversion options. The accretion of the discount on the preferred stock recorded during the year ended December 31, 2009 was $1.3 million.

During March, 2010, holders of 2,780 shares of preferred stock elected conversion into 1,208,692 shares of the Company’s common stock (see Note 19).

On March 31, 2010, the stock warrants were repriced because of their anti-dilution price protection as a result of share issuances in connection with the Company’s amended and restated credit agreement (see Note 19).

Note 15—Capital Stock

The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80,000,000 shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.

On July 11, 2007, the Company effected a two-for-one common stock split in the form of a 100% stock dividend to stockholders of record as of July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

Stock-Based Incentive Plans

Stockholders approved Long Term Incentive Plans in 2007, 2005 and 2003 (the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employees, and non-employee directors in the form of stock options, restricted stock and certain other incentive awards. The maximum number of shares that may be issued under the 2007 Plan, 2005 Plan and 2003 Plan are 2,200,000, 1,900,000 and 1,400,000, respectively. At December 31, 2009, the Company had 182,790 shares remaining to be granted under the 2007 Plan and 121,232 shares remaining to be granted under the 2005 Plan. At December 31, 2009, options to purchase a total of 1,605,398 shares were outstanding under the Company’s Long Term Incentive Plans.

Stock Options

All stock options have been granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. Options currently expire no later than ten years from the grant date and generally vest over four years or less. Proceeds received from exercises of stock options are credited to common stock and additional paid-in capital. The Company uses historical data to estimate pre-vesting option forfeitures and these estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded only for those awards that are expected to vest.

The fair value of stock-based awards on the date of grant is computed using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. Volatility was estimated based on the historical and implied volatilities of the Company’s stock and a group of companies considered peers. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company uses the “simplified” method which is allowed for those companies that cannot reasonably estimate expected life of options based on its historical share option exercise experience. The Company does not expect to pay dividends on its common stock. Assumptions used in the Black-Scholes model for stock options granted were as follows:

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.29% - 2.32%	2.30%	4.06% - 4.82%
Expected volatility of common stock	68.8% - 71.7%	47.0%	39.7% - 42.0%
Expected life of options in years	3.5* and 4.25	4.25	3.5 and 5.0
Dividend yield	0.0%	0.0%	0.0%
Vesting period in years	0.4 - 4.0	4.0	1.0 - 4.0

*	In 2009, a grant was made to an optionee for whom the Company was able to reasonably estimate the expected life of the award.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully-transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company’s options do not have the characteristics of traded options, and therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of options.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the year ended December 31, 2009 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2009	857,251	$9.57
Granted	1,240,132	1.99
Exercised	(100,000)	0.30
Forfeited and expired	(391,985)	6.12

Outstanding as of December 31, 2009	1,605,398	$5.13	7.61	$171,367

Vested or expected to vest at December 31, 2009	1,532,958	$5.19	7.55	$168,842

Options exercisable as of December 31, 2009	481,411	$8.36	4.54	$71,367

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $1.07, $4.37 and $7.21 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.1 million, $9.0 million and $12.3 million, respectively. The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $1.0 million and $0.0 million, respectively.

At December 31, 2009, there was $1.3 million of total measured but unrecognized compensation expense related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of 2.3 years. The tax benefit realized from stock options exercised during the year ended December 31, 2009 was not material.

Restricted Stock

The Company grants employees either time-vesting restricted shares or performance-based restricted shares under its Restricted Stock Agreements (“RSAs”). Time-vesting restricted shares vest after a stipulated period of time after the grant date, generally four to five years. Certain time-vested shares have been issued with a portion of the grant vesting immediately at the date of grant. Performance-based restricted shares are issued with annual performance criteria defined over four-year performance periods and vest only when and if certain annual segment or Company performance criteria are met. Grantees of restricted shares retain voting rights for the granted shares.

During the year ended December 31, 2009, the Company awarded 894,006 RSAs to certain employees under the 2007 Plan. All of these RSAs were time-vesting. A summary of restricted stock activity for the year ended December 31, 2009 is as follows:

Restricted Stock	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2009	233,498	$24.51
Granted	894,006	1.18
Vested	(515,701)	2.32
Forfeited	(152,688)	5.72

Non-vested at December 31, 2009	459,115	$10.26

During the year ended December 31, 2009, the Company paid certain accrued bonuses through the issuance of 471,000 shares of restricted stock which were immediately vested.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of shares of restricted stock granted during the years ended December 31, 2009, 2008 and 2007 was $1.18, $15.13 and $26.22, respectively. The total fair value of restricted stock vested during the years ended December 31, 2009, 2008 and 2007 was $1.2 million, $2.2 million, and zero, respectively. At December 31, 2009, there was $4.0 million of unrecognized compensation expense related to non-vested restricted stock. The cost is expected to be recognized over a weighted-average period of 2.5 years.

Share-Based Compensation Expense

Non-cash share-based compensation expense related to stock options and restricted stock grants was $1.7 million, $2.5 million and $1.7 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Treasury Stock

During the year ended December 31, 2009, the Company purchased 34,890 shares of its common stock in payment of income tax withholding owed by employees upon vesting of restricted shares. Additionally, shares previously issued as restricted stock awards to employees were forfeited during 2009 and accounted for as treasury stock. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.

The Company currently does not have or intend to initiate a share repurchase program.

Share Lending Agreement

Concurrent with the offering of the 5.25% convertible senior notes in February 2008, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear, Stearns International Limited (the “Borrower”). Under the Share Lending Agreement, the Company agreed to loan 3,800,000 shares of common stock (the “Borrowed Shares”) to the Borrower during a period beginning February 11, 2008 and ending on February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower that the entire principal balance of the convertible notes ceases to be outstanding or upon agreement with the Borrower. The Borrower is permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the convertible senior notes and the establishment of hedge positions by holders of the convertible senior notes. The Company did not require collateral in support of the Share Lending Agreement.

In February 2008, the Borrower borrowed all 3,800,000 shares available under the Share Lending Agreement. The number of shares is subject to certain adjustments for stock dividends, stock splits or reverse stock splits which change the number of shares of common stock outstanding. The Company did not receive any proceeds for the Borrowed Shares, but the Company did receive a nominal loan fee of $0.0001 for each share loaned to the Borrower. The Borrower received all proceeds from any sale of Borrowed Shares pursuant to the Share Lending Agreement. Upon conversion of the convertible senior notes, a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to the Company. Any borrowed shares returned to the Company cannot be re-borrowed.

The Borrowed Shares are issued and outstanding for corporate law purposes, and accordingly, the holders of the Borrowed Shares have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of shareholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of common stock. However, under the Share Lending Agreement, the Borrower has agreed to pay to the Company, within one business day after the

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relevant payment date, an amount equal to any cash dividends that the Company pays on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company makes on the Borrowed Shares.

To the extent the Borrowed Shares lent under the Share Lending Agreement have not been sold or returned to the Company, the Borrower has agreed that it will not vote any such borrowed shares of which it is the record owner. The Borrower has also agreed under the Share Lending Agreement that it will not transfer or dispose of any borrowed shares, other than to its affiliates, unless such transfer or disposition is pursuant to a registration statement that is effective under the Securities Act. However, investors that purchase the shares from the Borrower (and any subsequent transferees of such purchasers) will be entitled to the same voting rights with respect to those shares as any other holder of common stock.

In May 2008, JP Morgan Chase & Co. completed its acquisition of The Bear Stearns Companies Inc., at which time the Borrower became an indirect, wholly-owned subsidiary of JPMorgan Chase & Company.

Contractual undertakings of the borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, and all shares outstanding under the Share Lending Agreement are required to be returned to the Company in the future. As a result, the shares of the Company’s stock lent under the Share Lending Agreement are not considered to be outstanding for the purpose of computing and reporting earnings per share.

Note 16—Commitments and Contingencies

Class Action Litigation

On August 7, 2009, a class action suit was commenced in the United States District Court for the Southern District of Texas on behalf of purchasers of the common stock of the Company between May 8, 2007 and January 23, 2008, inclusive, seeking to pursue remedies under the Securities Exchange Act of 1934. The complaint alleges that, throughout the time period indicated, the Company failed to disclose material adverse facts about its true financial condition, business and prospects. Specifically, the complaint alleges that as a result of the failure to disclose the adverse facts, the Company’s positive statements concerning guidance and prospects were lacking in a reasonable basis at all relevant times. The plaintiffs filed an amended complaint on February 4, 2010 alleging misleading statements and material omissions in connection with the Company’s earnings guidance for 2007 and the fourth quarter of 2007. The amended complaint does not quantify the alleged actual damages.

Since August 7, 2009, several other class action suits have been commenced by others concerning the foregoing matters.

The Company intends to mount a vigorous defense to these claims. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.

Other Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Listing on the New York Stock Exchange

The Company’s common stock is listed on the New York Stock Exchange (NYSE). Under the NYSE’s continued listing standards, a company is considered to be below compliance standards if, among other things, both its average global market capitalization is less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million. The Company failed to meet this compliance standard during the fourth quarter of 2009, and it was notified by the NYSE on December 28, 2009 that it had fallen below one of the continued listing standards.

In March 2010, the Company submitted a plan of action to the NYSE that outlines its plan to achieve compliance with the NYSE continued listing standards within the 18-month cure period which ends in June 2011. During implementation and execution of the plan of action, the Company’s common stock will continue to be listed on the NYSE, subject to the Company’s compliance with other NYSE continued listing requirements.

Operating Lease Commitments

The Company has entered into operating leases for office space, vehicles and equipment. Future minimum lease payments under operating leases at December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$1,763
2011	1,487
2012	1,224
2013	452
2014	94
Thereafter	1,430

Total	$6,450

Total rent expense under operating leases totaled approximately $2.3 million, $1.7 million and $1.5 million during the years ended December 31, 2009, 2008 and 2007, respectively.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the United States. All employees are eligible for the plan upon date of employment. As of January 1, 2008, the Company increased its match to 100% of each employee’s 401(k) contribution up to 4% of qualified compensation. In April 2009, the Company discontinued matching employee’s 401(k) contributions. The consolidated financial statements for the years ended December 31 2009, 2008 and 2007 include expense of approximately $322,000, $940,000 and $89,000, respectively, related to the Company’s 401(k) match.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable and cash. The Company does not generally require collateral in support of its trade receivables. Cash and cash equivalents are maintained at one major financial institution and the balances often exceed insurable amounts.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Essentially all revenue is derived from the oil and gas industry. This concentration of customers in one industry increases credit and business risk, particularly given the volatility of activity levels in the industry. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. The Company’s top three customers accounted for 22%, 26% and 25% of consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Certain raw materials used by the Chemical and Logistics segment in the manufacture of micro-emulsion chemical sales are available from limited sources. Certain mud-motor inventory parts in the Drilling Products segment and stock parts in the Artificial Lift segment are primarily sourced from China.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. Certain functions, including certain sales and marketing activities and corporate general and administrative expenses, are provided centrally from the corporate office. The costs of these functions, together with other expense and income tax provision (benefit), are not allocated to these segments. The accounting policies of the business segments are the same as those described in “Note 2—Summary of Significant Accounting Policies.” Inter-segment sales are accounted for at fair value as if sales were to third parties. Intersegment revenues are not material.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the segments as of and for the years ended December 31, 2009, 2008 and 2007 is shown in the following table (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
2009
Net revenues from external customers	$49,296	$50,774	$12,480	$—	$112,550
Gross margin	21,667	4,781	2,936	—	29,384
Income (loss) from operations	12,964	(32,084)	1,161	(15,144)	(33,103)
Depreciation and amortization	1,844	11,826	292	224	14,186
Total assets	33,053	119,960	7,084	18,513	178,610
Capital expenditures	291	6,189	42	33	6,555

2008
Net revenues from external customers	$109,356	$98,262	$18,445	$—	$226,063
Gross margin	49,119	36,897	4,740	—	90,756
Income (loss) from operations	37,433	(43,840)	(6,709)	(17,635)	(30,751)
Depreciation and amortization	1,782	10,121	633	308	12,844
Total assets	44,060	176,287	16,104	(1,876)	234,575
Capital expenditures	2,464	19,840	293	1,114	23,711

2007
Net revenues from external customers	$86,271	$56,836	$14,901	$—	$158,008
Gross margin	40,474	19,132	3,841	—	63,447
Income (loss) from operations	32,389	5,632	1,381	(9,716)	29,686
Depreciation and amortization	960	4,909	557	111	6,537
Total assets	42,849	97,730	17,827	2,387	160,793
Capital expenditures	6,313	8,532	653	174	15,672

One customer and its affiliates accounted for $18.7 million, $44.6 million and $32.8 million of consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Over 90% of this revenue related to sales by the Chemicals and Logistics segment.

Revenue by country is determined based on the location of services provided and products sold. Revenue by geographic location is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$97,737	$208,228	$150,433
Other countries	14,813	17,835	7,575

Total	$112,550	$226,063	$158,008

Long-lived assets held in countries other than the U.S. are not material.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2009
Revenue	$40,676	$23,503	$23,818	$24,553
Gross margin	12,491	3,647	6,404	6,842
Net loss	(1,980)	(19,793)	(22,363)	(6,569)
Loss per share:
Basic	(0.10)	(1.01)	(1.18)	(0.41)
Diluted	(0.10)	(1.01)	(1.18)	(0.41)
2008
Revenue	$46,471	$56,809	$62,787	$59,996
Gross margin	18,821	24,698	26,675	20,562
Net income (loss)	3,209	4,439	5,173	(46,982)
Earnings (loss) per share:
Basic	0.17	0.23	0.27	(2.45)
Diluted	0.17	0.23	0.27	(2.45)

Note 19—Subsequent Events

New Credit Agreement with Whitebox Advisors, LLC

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement with Whitebox Advisors, LLC, as administrative agent for a syndicate of lenders, for a $40 million term loan. This new senior credit facility refinanced the Company’s existing senior credit facility at Wells Fargo Bank and provided net proceeds of $6.1 million to the Company.

The indebtedness under the new senior credit facility matures November 1, 2012 and has scheduled cash principal payments of $750,000 in 2010, $3,750,000 in 2011, $3,000,000 in 2012 with and the remaining unpaid principal balance due at maturity. Interest is payable quarterly. The Company has the option to either pay the total amount of interest due in cash or to pay a portion of the interest in cash and capitalize the balance of the interest, thereby increasing the principal amount of the new senior credit facility. The annualized cash interest rate is 12.5% when the principal balance exceeds $30 million, 11.5% when the principal balance is $20 million or more but not in excess of $30 million, and 10.5% when the principal balance is less than $20 million. If the Company elects to capitalize a portion of the interest, the annualized cash interest rate is 8% and additional interest is capitalized and added to the principal amount of the new senior credit facility at a annualized rate of 6% when the principal balance exceeds $30 million, 4.5% when the principal balance is $20 million or more but not in excess of $30 million, and 3.5% when the principal balance is less than $20 million.

The Amended and Restated Credit Agreement requires additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes depreciation and amortization) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5 million and up to $15 million from certain asset disposals, plus 75% of cash proceeds in excess of $15 million from certain asset disposals, (c) 75% of any Federal income tax refunds, and (d) $1 million of principal on quarterly payment dates, when the Company’s stock price is equal to or greater than $1.27 per share, payable by issuing common stock (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

The Amended and Restated Credit Agreement provides for a commitment fee of $7,300,000, payable as follows: (a) $925,975 in cash at closing, (b) $4,374,025 through the issuance of 3,431,133 shares of common stock at closing (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

days), (c) $1,000,000 payable in September 2010 in cash or common stock (based on 90% of the greater of the volume-weighted average price of the common stock for the preceding ten trading days or $1.27 per share), and (d) $1,000,000 payable in March 2011 in cash or common stock (based on 85% of the greater of the volume-weighted average price of the common stock for the preceding ten trading days or $1.27 per share). The election as to whether the commitment fee for (c) and (d) is payable in cash or common stock is made by the Company if the volume-weighted average price of the common stock is $1.00 or more per share and by the lenders if such average is less than $1.00 per share at the payment date.

The Amended and Restated Credit Agreement does not contain a revolving line of credit facility or quarterly and annual financial covenants. The credit agreement restricts the payment of dividends on the Company’s common stock without the prior written consent of the lenders.

Exchange Agreement for Convertible Senior Notes

On March 31, 2010, the Company executed an Exchange Agreement with Whitebox Advisors, LLC and the syndicate of lenders under the Amended and Restated Credit Agreement related to the Company’s new senior credit facility. The Exchange Agreement permits each lender to exchange the Company’s convertible senior notes (See Note 9) which they hold, up to the principal amount of its participation in the new $40 million term loan, for new convertible senior secured notes and shares of the Company’s common stock.

The current 5.25% convertible senior notes due 2028 were issued in February 2008 (the “2008 Notes”). Upon closing of the exchange, investors will receive, for each $1,000 principal amount of the 2008 Notes exchanged, (a) new 5.25% convertible senior secured notes due 2028 in a principal amount of $900 (the “2010 Notes”) and (b) $50 in shares of the Company’s common stock (based on the greater of 95% of the volume-weighted average price of the common stock for the preceding ten trading days or the closing price of the common stock on the day before the closing. The 2010 Notes have the same interest rate, conversion rights, conversion rate, Company redemption rights and guarantees as the 2008 Notes, except that in addition they are also secured by a second priority lien on substantially all of the Company’s assets.

The Company expects to exchange $40 million of convertible senior notes for the aggregate consideration of $36 million in new convertible senior secured notes and $2 million in shares of the Company’s common stock. The Company expects to issue up to 1,568,867 shares of common stock to satisfy the common stock component of the exchange.

Re-pricing of Stock Warrants

In connection with the Amended and Restated Credit Agreement related to the Company’s new senior credit facility, the stock warrants issued in August 2009 in connection with the issuance of Series A cumulative convertible preferred stock (see Note 14) have been re-priced, effective March 31, 2010. The exercisable warrants and the contingent warrants both contained anti-dilution price protection. As a result of this new pricing, the Company now has outstanding warrants to purchase up to 10,480,000 shares of the Company’s common stock at an exercise price of $1.27 per share.

Conversion of Preferred Stock

Each share of the Company’s cumulative convertible preferred stock is convertible at the holder’s option, at any time, into 434.782 shares of the Company’s common stock (see Note 14). In March 2010, holders of 2,780 shares of preferred stock elected conversion into 1,208,692 shares of the Company’s common stock. The conversions did not change the Company’s total stockholders’ equity, and the Company did not receive any proceeds from the conversions.

NYSE Continued Listing Requirements

On March 29, 2010, the NYSE agreed to accept the Company’s plan of action to the NYSE which the Company believes will allow it to achieve compliance with the minimum listing requirements of the NYSE no later than June 28, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Our disclosure controls and procedures are designed to provide such reasonable assurance.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, as required by Rule 13a-15 of the Exchange Act. Based on that evaluation, our principal executive and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009 due to the material weaknesses in internal control relating to the Company’s preparation of its financial statements.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, our principal executive and principal financial officer identified the following control deficiencies that constituted material weaknesses in connection with the preparation of our financial statements as of December 31, 2009.

Control environment – We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. We did not maintain an effective control environment because of the following:

a)	We did not maintain an appropriate level of senior management and Board level oversight related to financial reporting and internal controls due to turnover in these positions during the year.

b)

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of GAAP consistent with our financial reporting requirements.

c)	We did not maintain sufficient controls related to the monthly financial close process. These control deficiencies included:

•	inadequate analyses of variances in our statement of operations from expected and historical results;

•	the absence of an adequate journal entry review process by supervisory accounting personnel; and

•	excessive user access permissions within our accounting system.

Because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective in connection with the preparation of our financial statements during the year ended December 31, 2009.

Remediation Plan

Our management, under new leadership described below, has been actively engaged in planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance our overall financial control environment.

•

During the fourth quarter of 2009, the Company restructured its executive management team in order to provide a better reporting and control environment. Responsibilities were reassigned and an emphasis was placed on maintaining a tone and control consciousness that consistently emphasizes adherence to accurate financial reporting and enforcement of policies and procedures.

The Company also appointed two new board members and appointed an existing board member to the audit committee, which successfully filled the vacancies left by previous board member resignations.

•

In December 2009, the Company hired a national executive services firm to perform an assessment of the Company’s finance and accounting structure. Based upon this assessment, a team of independent consultants was assembled to address the immediate needs identified. Their responsibilities include: (a) overseeing the preparation and filing of selected SEC documents, (b) reinforcing the tactical accounting needs of the Company, (c) identifying and researching reporting issues, (d) assisting with the preparation and modeling of future cash flow and financial forecasts, (e) advising senior management on any financial and accounting issues related to strategic projects, (f) performing an analysis of the month-end close process along with an assessment of the current skill sets of the accounting staff, and (g) recommending changes to the current accounting and finance organizational structure of the Company.

The Company is actively searching for permanent qualified employees to maintain the new accounting and finance functions established by the Company.

•

We are currently reviewing and implementing remediation steps surrounding the monthly variance analyses in our statement of operations and the journal entry review processes. We have also identified and remediated the system access rights issues by restricting each employee’s access rights and aligning them with current job responsibilities.

Our new executive management team, together with our Board of Directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, we began implementing some of the remedial measures described above, including the appointment of our new executive management team and members of the Board of Directors. We have also performed an assessment of our financial business processes and our accounting and finance department and have begun implementing the recommendations derived from this assessment.

Auditor Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report on internal control in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information under the caption “Directors, Executive Officers and Corporate Governance,” which will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 11.	Executive Compensation.

Information under the caption “Executive Compensation,” which will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information under the caption “Certain Relationships and Related Transactions, and Director Independence,” which will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information under the caption “Principal Accountant Fees and Services,” which will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

3.2	Certificate of Designations for Series A Cumulative Convertible Preferred Stock dated August 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.4	Bylaws (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.1	Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.2

Form of Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit A to the Certificate of Designations for Series A Cumulative Convertible Preferred Stock filed as Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).

4.3

Form of Warrant to Purchase Common Stock of the Company, dated August 31, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (file no. 333-129308) filed on October 28, 2005).

4.4

Base Indenture, dated February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2008).

4.5

First Supplemental Indenture, dated February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2008).

4.6	Form of Global Security (incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2008).

4.7	Form of Exercisable Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2009).

4.8	Form of Contingent Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 17, 2009).

10.1

Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, dated August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.2

Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., dated November 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2007).

10.3

Second Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., dated February 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 7, 2008).

Exhibit Number	Exhibit Title
10.4

Fourth Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, dated May 12, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2009).

10.5	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).

10.6	2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).

10.7	2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2007).

10.8

Asset Purchase Agreement, dated April 3, 2006, among Total Energy Technologies, LLC, USA Petrovalve, Inc. and Total Well Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.9

Exclusive License Agreement, dated April 3, 2006, among the Company, USA Petrovalve, Inc. and Total Well Solutions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.10

Asset Purchase Agreement, dated June 6, 2006, among LifTech, LLC, its owners and USA Petrovalve, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.11

Membership Interest Purchase Agreement, dated October 5, 2006, between Turbeco, Inc. and the owner of a 50% interest in CAVO Drilling Motors, Ltd Co. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.12

Asset Purchase Agreement, dated November 17, 2006, among Teal Supply Co., dba Triumph Drilling Tools, Inc., Turbeco Inc. and Michael E. Jensen (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2006).

10.13

Stock Purchase Agreement, dated August 31, 2007, among the Company, SES Holdings, Inc. and the stockholders thereof (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.14

Assignment of Membership Interest, dated November 15, 2007, between Turbeco, Inc. and the owner of the remaining 50% interest in CAVO Drilling Motors, Ltd Co. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2007).

10.15

Asset Purchase Agreement, dated February 4, 2008, by and among Teledrift Acquisition, Inc., the Company, Teledrift, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 7, 2008).

10.16

Share Lending Agreement among the Company, Bear Stearns & Co. Inc. and Bear Stearns International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 13, 2008).

10.17

Credit Agreement, dated March 31, 2008, among the Company, Wells Fargo Bank, National Association and the Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.18

Pledge and Security Agreement, dated March 31, 2008, among the Company and the subsidiaries named therein, in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number	Exhibit Title
10.19

Guaranty Agreement, dated March 31, 2008, among the guarantors named therein, Wells Fargo Bank, N.A., the Lenders named therein, the Issuing Lender named therein and the Swap Counterparties named therein (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.20

First Amendment and Temporary Waiver, dated February 25, 2009, among the Company, Wells Fargo Bank, National Association and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2009).

10.21

Second Amendment to Credit Agreement, dated March 13, 2009, among the Company, Wells Fargo Bank, N.A. and the Lenders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.22

Third Amendment and Waiver to Credit Agreement, dated August 6, 2009, among the Company, Wells Fargo Bank, N.A. and the Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 12, 2009).

10.23

Waiver Agreement and Fourth Amendment to Credit Agreement, dated November 16, 2009, among the Company, Wells Fargo Bank, N.A. and the Lenders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.24	Separation and Release Agreement, dated August 5, 2008, between Lisa Meier and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2008).

10.25	Form of Unit Purchase Agreement, dated August 11, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 12, 2009).

10.26	Retirement Agreement, dated August 11, 2009, between Jerry D. Dumas, Sr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 12, 2009).

10.27	Employment Agreement, dated August 11, 2009, between the Company and Jesse Neyman (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 12, 2009).

10.28

Service Agreement, dated August 11, 2009, among Chisholm Management, Inc., Protechnics II, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 12, 2009).

10.29	Employment Agreement, dated September 1, 2009, between the Company and Scott Stanton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 17, 2009).

12*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	List of Subsidiaries.

23*	Consent of UHY LLP.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
Interim President

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM John W. Chisholm	Interim President (Principal Executive Officer)	March 31, 2010

/s/ JESSE E. NEYMAN Jesse E. Neyman	Executive Vice President, Finance and Strategic Planning (Principal Financial Officer and Principal Accounting Officer)	March 31, 2010

/s/ JERRY D. DUMAS, SR. Jerry D. Dumas, Sr.	Chairman	March 31, 2010

/s/ KENNETH T. HERN Kenneth T. Hern	Director	March 31, 2010

/s/ JOHN REILAND John Reiland	Director	March 31, 2010

/s/ RICHARD O. WILSON Richard O. Wilson	Director	March 31, 2010