Form 10-K/A
period 2009-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2010-04-30
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2009, as reported on the New York Stock Exchange, was approximately $45,224,000.

As of April 21, 2010, there were 30,076,602 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, or SEC, on March 31, 2010 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Flotek Industries, Inc. has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment under Item 15 of Part IV.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.

As used herein, “Flotek,” “Company,” “we,” “our” and “us” may refer to Flotek Industries, Inc. or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth certain biographical information concerning each of our directors.

Name	Principal Occupation	Age	Director Since
Jerry D. Dumas, Sr.	Mr. Dumas has been Chairman of the Board since September 1998. Mr. Dumas served as our Chief Executive Officer and President until his resignation in August 2009. Mr. Dumas retired as Group Division President of Baker Hughes Tool responsible for Global Operations of Hughes Offshore subsea products and services, and Hughes Drilling Fluids. He served as President of HydroTech International, an engineering, manufacturing and marketing company in the offshore pipeline construction business. Prior to joining Flotek he was Vice President of Corporate and Executive Services in the Merrill Lynch Private Client Group. Mr. Dumas utilizes his prior experience as Group Division President of the New York Stock Exchange listed energy services company Baker Hughes and his Merrill Lynch training to aid corporate executives in managing corporate assets. Mr. Dumas holds a Bachelor degree in Business with a minor in Natural Sciences from Louisiana State University. Mr. Dumas brings extensive experience in the industry and a record of successful management in oilfield services companies.	75	1998

John W. Chisholm	Mr. Chisholm has been our Interim President since August 2009 and a director since November 1999. Mr. Chisholm is the founder of Wellogix, Inc., which develops software for the oil and gas industry to streamline workflow, improve collaboration, expedite the inter-company exchange of enterprise data and communicate complex engineered services. Previously he co-founded and was President of ProTechnics Company from 1985 until its sale to Core Laboratories in December of 1996. After leaving Core Laboratories as Senior Vice President of Global Sales and Marketing in 1998, he started Chisholm Energy Partners, an investment fund targeting mid-size energy service companies. Mr. Chisholm serves on the board of directors of NGSG, Inc. an NYSE company specializing in compression technology for the oil and gas industry since December 2006. He serves on both the Compensation and Governance Committees of NGSG. Mr. Chisholm has been selected to be on the editorial advisory board of Middle East Technology by Oil and Gas Journal. Mr. Chisholm holds a Business Administration degree from Ft. Lewis College. Mr. Chisholm is a resident of Montgomery Texas. Mr. Chisholm’s experience in starting up two companies brings operating and financial expertise to the board as well as open views of leadership.	55	1999

Kenneth T. Hern	Mr. Hern has been a director, member of the Compensation and Audit Committees and Chairman of the Governance and Nominating Committee since November 6, 2009. Mr. Hern served as the Chairman and CEO of Nova Biosource Fuels, Inc. (Nova) from 2005 until April 12, 2010. Nova filed Chapter 11 in April 2009 seeking protection under federal bankruptcy statutes. In April 2010, the court approved a controlled dismissal of all Nova entities (other than Nova Holding	72	2009

Name	Principal Occupation	Age	Director Since

	Seneca LLC, which is expected to be dismissed in June 2010). Mr. Hern retired from Texaco, Inc. in 1994 after 25 years of service. During his tenure he served as President of Texaco Brazil, President of Texaco Saudia Inc., and Vice Chairman and Managing Director of Texaco Nigeria Limited. Mr. Hern is a resident of Montgomery, Texas. Mr. Hern brings his experience as Chairman and CEO of a public company as well as his management experience to the Board.

Richard O. Wilson	Mr. Wilson has been a director since 2003 and a member of the Governance and Nominating and Audit Committees and Chairman of the Compensation Committee since November 6, 2009. Mr. Wilson was Group Vice President of Brown & Root World Offshore Operations and served as a Director of Brown & Root from May 1971 to July1979 and served as a Director of Brown & Root from 1973 to 1979. Mr. Wilson also served as Chairman of Dolphin Drilling A/S Oil and Gas Company and of AOC International and OGC International PLC an offshore platform final assembly from 1983 to 1997. Mr. Wilson has served as director for Callon Petroleum Company Oil and Gas Exploration and Production company since March 1995 and is an offshore construction consultant with over 50 years of experience. He received a Bachelor of Science degree in Civil Engineering from Rice University. Mr. Wilson currently is a Director of Houston Museum of Printing History. Mr. Wilson is a resident of Houston, Texas. Mr. Wilson was a pioneer in the oil & gas industry, and his professional education and financial expertise brings depth to the Board.	80	2003

John S. Reiland	Mr. Reiland has been a director, member of the Compensation, Governance and Nominating Committees and Chairman of the Audit Committee since November 9, 2009. Mr. Reiland, a Certified Public Accountant, has served as the Chief Financial Officer of SingerLewak LLP, a leading accounting services firm headquartered in Los Angeles since 2008. Mr. Reiland has significant experience in corporate leadership and finance including the chief executive officer, chief financial officer and chief accounting officer roles. Mr. Reiland has focused a significant portion of his professional practice in the area of turnaround and restructuring work, including having served as the Chief Financial officer of Starvox Communications from August 2007 until its Chapter 7 liquidation filing in February 2008; Chief Executive Officer and Chief Restructuring Office for Ronco Corporation from 2006 to 2007 during which Ronco filed for restructuring under Chapter 11 in June 2007; Chief Financial Officer of US Dataworks, Inc. from 2003 until 2006. He has served on the Boards of both Ronco and US Dataworks as well as on the Board of Directors and as Chairman of the Audit Committee for Nova Biosource Fuels, Inc. (Nova) from July 2007 until October 2009. Nova filed Chapter 11 in April 2009 seeking protection under federal bankruptcy statutes. In April 2010, the court approved a controlled dismissal of all Nova entities (other than Nova Holding Seneca LLC, which is expected to be dismissed in June 2010). Mr. Reiland also served as Chief Financial Officer of NEON Systems, Inc. from 1996 until 2000, including leading its successful IPO in 1999. Mr. Reiland is a member of AICPA and is Certified in Financial Forensics. He is a resident of Los Angeles, California. Mr. Reiland’s background as a financial expert qualifies him to serve as Chair of the Audit Committee.	60	2009

Executive Officers

The following table sets forth the names, ages and positions of each of our current executive officers, other than executive officers who also serve as directors:

Name and Age	Positions	Position Held Since
John W. Chisholm (55)*	Interim President	2009

Steven A. Reeves (59)	President Downhole Tool Division	2007-2008
	Executive Vice President and Chief Operating Officer	2008 -2009
	Executive Vice President, Business Development and Special Projects	2009

Jesse E. Neyman (66)	Vice President of Business Development	2007-2008
	Senior Vice President and Chief Financial Officer	2008-2009
	Executive Vice President, Finance and Strategic Planning	2009

*	Biographical information on Mr. Chisholm is presented above under Directors.

Steven A. Reeves served as Executive Vice President and Chief Operating Officer from May 2008 until October 29, 2009. Since October 29, 2009, Mr. Reeves has served as Executive Vice President, Business Development and Special Projects. Previously, Mr. Reeves served as President of Flotek’s Downhole Tool Division from January 2007, and had served as Vice President of Flotek’s Turbeco Division from April 2005 until January 2007. Prior to joining Flotek, Mr. Reeves served in various positions over a 30 year career with Halliburton Energy Services, Inc., from which he retired in May 2002. Mr. Reeves’ responsibilities ranged from field engineer, logging and perforating, to global operations manager for formation evaluation, overseeing Halliburton Energy Services’ worldwide formation evaluation operations. Mr. Reeves spent his last two years with Halliburton Energy Services as general manager of Jet Research Center in Alvarado, Texas. JRC is the originator of the jet shaped charge for oil and gas formation stimulation and develops shaped charges for the oil and gas industry. Mr. Reeves holds a BS in Math with minors in Physics and Spanish from East Central University.

Jesse E. “Jempy” Neyman served as Senior Vice President and Chief Financial Officer from October 2008 until October 29, 2009. Since October 29, 2009 Mr. Neyman has served as Executive Vice President, Finance and Strategic Planning. Mr. Neyman joined Flotek in January 2007 as Vice President of Business Development. Prior to joining Flotek, Mr. Neyman served as President and Chief Executive Officer of Enron Wind Management from January 2006 until December 2006. Mr. Neyman was responsible for managing and liquidating the global wind business operations of Enron Corp. and its affiliates. From January 1992 to August 2001, Mr. Neyman served as Director and Vice President of Enron Producer Finance, an affiliate of Enron, providing risk capital to the oil and gas sector. He utilized this experience when he served as Vice President, Principal Investments of Enron from August 2001 to December 2006. As Vice President, he was responsible for managing financial investment portfolios of Enron and its affiliates. Mr. Neyman is a graduate of the United States Air Force Academy and served as an Air Force officer from June 1967 until December 1976. After being honorably discharged from the U.S. Air Force, Mr. Neyman was a commercial banker specializing in oil and gas lending until joining Enron, except for a two-year period when he worked as an environmental consultant. He has a M.S. degree in Air Pollution Meteorology and Diffusion Theory from the University of Utah, an MBA from Southern Illinois University—Edwardsville and a BS in International affairs from the USAF Academy.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules issued thereunder, the Company’s directors and executive officers are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Copies of such forms are required to be filed with the Company. Based solely on our review of copies of such reports furnished to the Company, the Company believes that the directors and executive officers were in compliance with the filing requirements of Section 16(a) during the most recent fiscal year, except that (1) Mr. Neyman did not timely file two Form 4’s reporting three transactions in 2009, (2) Mr. Dumas did not timely file four Form 4’s in 2009, (3) Mr. Reeves did not timely file three Form 4’s in 2009 and (4) Messrs. Hern and Reiland’s Form 3’s were not timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and to all other employees and is available on our website (www.flotekind.com). Additionally, we will provide a copy to any stockholder who requests it by writing our secretary at 2930 W. Sam Houston Pkwy N. Suite 300, Houston, Texas 77043. In the event that an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics is necessary, we intend to post such information on our website.

Audit Committee

The Audit Committee currently consists of Messrs. Reiland, Hern and Wilson, each of whom is financially literate and has accounting or financial management expertise. Mr. Reiland is the Chairman of the Audit Committee and Messrs. Reiland and Hern are audit committee financial experts as defined under rules of the SEC. All of our Audit Committee members are “independent” under the applicable New York Stock Exchange and SEC rules regarding audit committee membership. The Audit Committee held 25 meetings in 2009. The Board has adopted a charter for the Audit Committee, a copy of which is available on our website (www.flotekind.com). Additionally, we will provide a copy to any stockholder who requests it by writing our secretary at 2930 W. Sam Houston Pkwy N. Suite 300, Houston, Texas 77043.

The Audit Committee’s primary functions are to:

•	Appoint, determine funding for, oversee and replace (subject to stockholder ratification, if applicable) a firm of independent auditors to audit our financial statements;

•	Pre-approve all audit and non-audit services provided by our independent auditors;

•	Evaluate the qualifications, performance and independence of our independent auditors, and ensure the rotation of the lead (or concurring) audit partner;

•	Obtain and review a report of our independent auditors, at least annually, regarding compliance with their internal quality-control procedures;

•	Discuss with our independent auditors the overall scope and plans for their respective audits;

•	Discuss with management and our independent auditors the adequacy and effectiveness of the Company’s accounting and financial controls;

•	Meet with our independent auditors to discuss the conduct and findings of their respective audits;

•

Meet and review with management and our independent auditors the Company’s financial statements and the associated disclosures to be included in its quarterly and annual reports to be filed with the SEC;

•	Discuss with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements;

•	Discuss periodically with management the Company’s plan with regard to issuing earnings press releases, and providing financial information and earnings guidance to analysts and rating agencies;

•	Review any disclosures by the Company’s officers and other employees regarding significant deficiencies in the design and operation of the Company’s internal controls; and

•	Establish procedures for receiving and responding to concerns regarding accounting, internal accounting controls and auditing matters.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion of executive compensation contains descriptions of various employment-related agreements and employee benefit plans. These descriptions are qualified in their entirety by reference to the full text of the referenced agreements and plans, which have been filed by us as exhibits to our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

Introduction

The following discussion provides an overview of the Compensation Committee of our Board of Directors (“the Compensation Committee”), the background and objectives of our compensation programs for our current and former senior management, and the material elements of the compensation of each of the executive officers identified in the following table, to which we refer as our named executive officers:

Name	Title
John W. Chisholm(1)	Interim President (principal executive officer)
Jerry D. Dumas, Sr.(2)	Chairman of the Board and Former President and Chief Executive Officer
Steven A. Reeves(3)	Executive Vice President, Business Development & Special Projects
Jesse E. Neyman(4)	Executive Vice President, Finance and Strategic Planning (principal financial officer)
Scott Stanton(5)	Former Executive Vice President, Accounting and Reporting

(1)	Mr. Chisholm was appointed Interim President under the terms of a Service Agreement effective on August 11, 2009.
(2)	Mr. Dumas served as President and Chief Executive Officer until August 11, 2009, and will serve as Chairman of the Board until the Company’s annual meeting of stockholders in June 2010.
(3)	Mr. Reeves was appointed Executive Vice President of Business Development & Special Projects effective October 29, 2009. Prior to this appointment, Mr. Reeves served as Executive Vice President and Chief Operating Officer.
(4)	Mr. Neyman was appointed Executive Vice President of Finance and Strategic Planning effective October 29, 2009. He is currently designated as the Company’s Principal Financial Officer and Principal Accounting Officer. Prior to this appointment, Mr. Neyman served as Senior Vice President and Chief Financial Officer.
(5)	Mr. Stanton served as Vice President Accounting and Reporting from May 6, 2009 and Chief Accounting Officer from September 1, 2009 until his resignation on November 5, 2009. He also served as Executive Vice President, Accounting and Reporting from October 29, 2009 until his resignation on November 5, 2009.

Compensation Committee

The Compensation Committee (the “Compensation Committee”) of our Board of Directors has overall responsibility for the approval, evaluation and oversight of our compensation plans, policies and programs. The primary purpose of the Compensation Committee is to assist the Board of Directors in fulfilling its responsibilities relating to the compensation of our named executive officers and directors. The primary responsibilities of the Compensation Committee include, (i) annually reviewing our general compensation policies with respect to named executive officers and directors, (ii) annually reviewing and approving the corporate goals and objectives relevant to the compensation of our executive officers, evaluating our officers’ performance in light of these goals, and approving or recommending to the Board compensation levels based on these evaluations, and (iii) producing a committee report on executive compensation as required by the SEC to be included or incorporated by reference in our proxy statement or other applicable SEC filings, and (iv) recommending the compensation program applicable to our outside directors.

Our Board appoints our Compensation Committee members and Chairman annually, and these appointees continue to be members until their successors are elected and qualified or until their earlier resignation or removal. Any member of our Compensation Committee may be removed, with or without cause, by our Board. Our Board of Directors appoints members to the Compensation Committee considering criteria such as experience in compensation matters, familiarity with our management and other key personnel, understanding of public company compensation issues, time availability necessary to fulfill committee responsibilities and independence and other regulatory requirements. No member of our Compensation Committee participates in any of our employee compensation programs, and our Board has determined that none of our Compensation Committee members has any material business relationship with us. Currently, the members of the Compensation Committee are Richard O. Wilson, who serves as Chairman, Kenneth T. Hern and John S. Reiland.

Each member of the Compensation Committee is considered to be (1) “independent” under the currently applicable listing standards of the NYSE; (2) a “non-employee director” with the meaning of Rule 16b-3 under the Securities and Exchange Act of 1934, as amended; and (3) an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Compensation Committee on occasion meets with our Interim President and other executives to obtain recommendations with respect to our compensation programs, practices and packages for executives, other employees and directors. Although management makes recommendations to the Compensation Committee on executive compensation, the Compensation Committee is not bound by and does not always accept management’s recommendations. The Compensation Committee has historically sought input from an independent compensation consultant prior to making any final determinations. Our Interim President attends some of the Compensation Committee meetings, but the Compensation Committee also regularly holds executive sessions not attended by members of management or non-independent directors.

The Compensation Committee’s function is more fully described in its charter. The Compensation Committee will continue to review and assess the adequacy of the charter and recommend any proposed changes to the Board for approval on an annual basis. The Compensation Committee works with our Interim President to establish an agenda for each meeting of the Compensation Committee and to prepare meeting materials. Our Interim President, outside corporate counsel, and other members of our management and outside advisors may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee vote on items before the Compensation Committee; however, the Compensation Committee and Board often solicit the advice of our Interim President on compensation matters, the compensation of other senior management and the other named executive officers.

On at least an annual basis, the Compensation Committee or our full Board approves all compensation and equity awards to our named executive officers, the managers of our business segments and the Board. Further, the Compensation Committee approves grants for other employees of the Company from time to time.

Our Compensation Committee may retain, at our expense, independent compensation consultants in the consideration of executive compensation matters. The Compensation Committee meets with the compensation consultants, both in and outside of the presence of our management, to review findings and recommendations regarding executive compensation and considers those findings and recommendations in determining and making adjustments to our executive compensation program. For the year ended December 31, 2008, the Compensation Committee retained BDO Seidman LLP (referred to herein as the “Compensation Consultant”) to assist it in fulfilling its responsibilities as assigned by the Chairman of the Compensation Committee. Under the direction of the Chairman of the Compensation Committee, the Compensation Consultant provided information regarding compensation trends in the energy services industry, relative compensation for similarly-situated executive officers in the industry, the structure of our cash and equity incentive awards and the structure of the compensation program for outside directors. At the Compensation Committee’s request, the Compensation Consultant worked with management to prepare materials for review by the Compensation Committee and made recommendations regarding the Compensation Committee’s calendar.

In 2009 the aggregate fees billed by Compensation Consultant for compensation consulting services were $23,325. In a separate one-time engagement, Compensation Consultant provided risk advisory services for which the Company paid $150,000.

Compensation Philosophy

We operate in a very competitive environment. Our principal competitors are more established providers of services in our industry and, because of their size, generally have more significant resources than we do. In order to successfully compete in this environment, we must be able to attract and retain highly skilled employees with well-developed management, operational and marketing skills. The Company has been successful in developing and retaining a highly-qualified management team by offering compensation that is equitable, reasonably competitive with what we believe they might earn elsewhere based on our understanding of market practices, and closely tied to performance through our annual salary review process, our annual cash bonus plan, and grants of stock options and restricted stock from our Equity Incentive Plan or “EIP”.

In general, our executive compensation programs are designed to achieve the following objectives:

•	Attract and retain talented and experienced executives with the skills necessary to run and grow our existing business segments;

•	Attract and retain talented and experienced executives who can grow our Company through acquisitions and the successful integration of those acquisitions;

•	Align the interests of our executive officers with those of stockholders to increase the value of our enterprise;

•	Motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	Demonstrate fairness among the executive management team by recognizing the contributions each executive makes to our success;

•	Provide accountability for the executives’ performance to the Board;

•	Encourage a shared commitment among executives by coordinating Company and individual business unit targets and objectives; and

•	Encourage executives to meet non-financial goals that the Board believes are necessary for the success of the Company.

As we endeavor to evaluate the adequacy of our overall executive compensation program, our Compensation Committee works with the Compensation Consultant to evaluate and compare certain elements of total compensation against a group of similar publicly traded energy services companies (the “Compensation Peer Group”). We benchmark each element of compensation (base salary, cash bonus incentive compensation and equity compensation), and decisions are made in the benchmarking against total compensation. The Compensation Consultant’s benchmark information is used to establish ranges for total compensation and the Company endeavors to establish each executive officer’s total compensation package at a level below the 75th percentile of the Compensation Peer Group.

We would prefer to define the market for our executive talent using a sizeable group of companies that are comparable in both size and line of business to us. However, there are not sufficient companies compare to us in size and line of business to comprise such a peer group. Therefore, as we evaluate the adequacy of our compensation programs, the Compensation Committee considers data in regard to our Compensation Peer Group and data from published survey sources as well as information from our directors, management and our Compensation Consultant based on their collective understanding of industry practices. The companies that comprised our Compensation Peer Group in 2009 included the following:

•	Allis-Chalmers Energy, Inc.

•	Basic Energy Services, Inc.

•	Bolt Technology Corporation

•	Carbo Ceramics, Inc.

•	CE Franklin, LTD.

•	Lufkin Industries, Inc.

•	Matrix Service Company

•	Natco Group, Inc.

•	Newpark Resources, Inc.

•	T-3 Energy Services, Inc.

•	Tesco Corporation

The Compensation Committee intends to continually monitor the composition of the Compensation Peer Group to assure that it continues to provide a useful representation of the market for leadership talent in which the Company competes.

Executive Officer Compensation

Principal Elements of Compensation of Our Named Executive Officers

Historically, the principal elements of the compensation package offered to our executive officers have consisted of:

•	Base salary;

•	Cash bonus incentive compensation under the terms of the Company’s annual incentive plan; and

•	Equity compensation generally in the form of stock option or restricted stock grants under the terms of our 2005 and 2007 Long Term Incentive Plans.

Some, but not all of our named executive officers participate in certain perquisite programs as described later in this discussion and all of our named executive officers participate in group insurance programs and our 401(k) Plan on the same basis as all other employees of the company.

Allocation of Compensation among the Principal Components

The Committee has not established formulas for allocating compensation between compensation elements. Rather the Compensation Committee reviews compensation structures at companies in our Compensation Peer Group, historical compensation for the participant, the participant’s responsibilities, the participant’s performance on both financial metrics and individual goals and objectives provided by the Committee, and the individual circumstances of its senior executives when determining the mix of base salary, cash bonus percentages, and annual equity awards to be paid or awarded to our senior executive officers. As a result, the Committee applies a different mix of base salary, cash bonus incentive compensation and equity compensation to different executive officer positions. However our historical practice has been to make executives’ overall compensation opportunity significantly contingent on operational performance.

Base Salary

We review base salaries for our Interim President and other executives annually to determine if a change is appropriate. In reviewing base salaries, we consider several factors including a comparison to base salaries paid for comparable positions in our Compensation Peer Group, the relationship among base salaries paid with our Company and individual experience and performance. Our intent is to fix base salaries at levels that we believe are consistent with our program design objectives, including the ability to attract, motivate and retain highly talented individuals in a competitive environment. Compensation for base salaries is generally set at the 50th percentile range of our Compensation Peer Group. For fiscal 2009, each executive officer received a base salary that was at or below the 50th percentile.

Interim President

Mr. Chisholm was appointed Interim President in August 2009. Mr. Chisholm is compensated under a Services Agreement that pays two entities controlled by Mr. Chisholm (the “Chisholm Companies”) as an independent contractor a total of $32,000 monthly as compensation for his services. In April 2010, we amended the Services Agreement, effective December 1, 2009, to increase these monthly payments to $42,000 as compensation for his services.

Former President and Chief Executive Officer

Mr. Dumas resigned as President and Chief Executive Officer in August 2009. Mr. Dumas had served as Chairman and Chief Executive Officer since 1998. No changes were made to Mr. Dumas’s compensation in 2009 prior to his resignation. Primarily based on market practice information provided by the Compensation Consultant, the Compensation Committee determined in August 2008 that Mr. Dumas’ annual salary was in line with the salaries being paid to chief executive officers in our Compensation Peer Group. Mr. Dumas’ annual salary for 2008, therefore, remained $450,000, as previously established by the Committee in July 2007. Mr. Dumas’s salary was increased to $450,000 in July 2007 from $360,000 as a result of increasing operational responsibilities stemming from multiple acquisitions, increasing shareholder relations obligations, the growth in market capitalization and a more competitive employment environment.

Executive Vice President, Business Development and Special Projects

Mr. Reeves was appointed Executive Vice President of Business Development and Special Projects on October 29, 2009. Mr. Reeves had served as Executive Vice President and Chief Operating Officer from May 2008 until his new appointment on October 29, 2009. No changes were made to Mr. Reeves’s compensation in 2009. The Compensation Committee increased Mr. Reeves’ salary in May 2008 from $200,000 to $275,000 in connection with his promotion to Executive Vice President and Chief Operating Officer. In setting the new base annual salary for Mr. Reeves, the Committee considered Mr. Reeves’ new position and responsibilities, information regarding compensation practices among companies in the Compensation Peer Group and the salaries of other key employees of the Company along with an informal evaluation of Mr. Reeves’ past performance and future potential.

Executive Vice President, Finance and Strategic Planning

Mr. Neyman was appointed Executive Vice President of Finance and Strategic Planning on October 29, 2009. Mr. Neyman had served as Senior Vice President and Chief Financial Officer from October 2008 until his new appointment on October 29, 2009, at which time his salary was increased to $250,000. The amount of the increase was based on Mr. Neyman’s new position and responsibilities, the Compensation Committee’s understanding of market practices in regard to compensation of similar positions among companies of our size, Mr. Neyman’s experience, his performance in previous roles with the Company and his key role in overseeing the Company’s financial operations.

Former Executive Vice President, Accounting and Reporting

Mr. Stanton served briefly in the role of Executive Vice President, Accounting and Reporting, and as principal accounting officer and principal financial officer of the Company. His salary was set at $225,000 upon his appointment as Chief Accounting Officer in May 2009 and was not subsequently adjusted.

2010 Base Salaries

In regard to 2010 salaries of the named executive officers, the Compensation Committee has reviewed the current status of the salary amounts in regard to overall market competitiveness, internal equity, personal performance and the current operating environment. Based on this review, the Compensation Committee has decided to defer any decisions regarding adjustments to salaries for named executive officers.

Annual Bonus Compensation

Under the terms of the 2009 Management Incentive Plan (“MIP”), named executive officers and other leadership employees had the opportunity to earn annual cash incentives based on the achievement of Company performance objectives, operating unit performance objectives (applicable to Mr. Reeves and other leadership employees assigned to operating units) and individual objectives. For executive officers, 75% of MIP compensation was to be earned by the Company’s performance on Company objectives including 2009 budget revenue, 2009 budget EBITDA, and 2009 budget fully diluted earnings per share (each equally weighted), and 25% was to be based on individual performance objectives.

For each goal, a threshold, target and challenge amount was defined. Performance below threshold on any measure resulted in no bonus amount contingent on that measure being paid. Performance at threshold resulted in 50% of the contingent amount being paid, while 100% and 120% of the contingent amounts were to be paid at target and challenge levels, respectively. Failure to achieve threshold on any one measure did not disqualify participants from earning bonuses based on performance on other measures.

The Company objectives were selected because, in the opinion of the Compensation Committee, success on these measures is vital to the ability of the Company to emerge successfully from one of the most difficult operating environments experienced in the energy services sector in decades. Because the operating environment in 2009 was expected to be so difficult, the Committee believed that the objectives would be difficult to achieve and considered target performance to be an extraordinary achievement.

The MIP provides that if the company’s performance exceeds the challenge level or if performance does not meet threshold levels, the Interim President may recommend for Compensation Committee approval of discretionary awards to those executives and other employees whose efforts contributed to positive results or mitigated negative results.

Performance objectives were not met in fiscal 2009 and as a result, no bonus payments were made to executive officers in 2009 under the 2009 MIP.

Interim President

Mr. Chisholm was scheduled to receive total compensation of $543,225 in 2009, comprised of equity compensation of $282,475, payments for his services of $174,200 pursuant to his services agreement with the Company and director fees received prior to his appointment as Interim President of the Company. Because the Company did not meet certain performance objectives in 2009, Mr. Chisholm did not receive a bonus.

Former President and Chief Executive Officer

Mr. Dumas was scheduled to receive total compensation of $1,193,366 in 2009, comprised of a base salary of $467,907, a targeted bonus and equity compensation. As described above, the targeted bonus is based on certain financial targets, including pre-tax income, achievement of the Company’s performance objectives and individual objectives. The Company did not meet its performance objectives in 2009 and as a result, Mr. Dumas did not receive a bonus. A 2008 discretionary bonus was approved by the Compensation Committee in December 2008. Mr. Dumas received Common Stock valued at $100,000 in December 2009 related to this 2008 discretionary bonus.

Executive Vice President, Business Development and Special Projects

Mr. Reeves was scheduled to receive total compensation of $755,791 in 2009, comprised of a base salary of $331,549, a targeted bonus and equity compensation. As described above, the targeted bonus is based on certain financial targets, including pre-tax income, achievement of the Company’s performance objectives and individual objectives. The Company did not meet its performance objectives in 2009 and as a result, Mr. Reeves did not receive a bonus. A 2008 discretionary bonus was approved by the Compensation Committee in December 2008. Mr. Reeves received Common Stock valued at $50,000 in December 2009 related to this 2008 discretionary bonus.

Executive Vice President, Finance and Strategic Planning

Mr. Neyman was scheduled to receive total compensation of $613,380 in 2009, comprised of a base salary of $240,656, a targeted bonus and equity compensation. As described above, the targeted bonus is based on certain financial targets, including pre-tax income, achievement of the Company’s performance objectives and individual objectives. The Company did not meet its performance objectives in 2009 and as a result, Mr. Neyman did not receive a bonus. A 2008 discretionary bonus was approved by the Compensation Committee in December 2008. Mr. Neyman received Common Stock valued at $20,000 in December 2009 related to this 2008 discretionary bonus.

Former Executive Vice President, Accounting and Reporting

Mr. Stanton was scheduled to receive total compensation of $289,274 in 2009, comprised of base salary of $117,065, a targeted bonus and equity compensation. Mr. Stanton received a $20,000 relocation allowance when he became an officer of the Company in 2009 and, as a result of his resignation from the Company at the end of 2009, he received no other amounts as bonus payments for 2009.

2010 Annual Bonus Compensation

In regard to 2010 bonuses for the named executive officers, the Compensation Committee has decided to defer any decisions regarding bonus payments or performance targets for named executive officers.

Equity Compensation

The historical practice of the Compensation Committee has been to grant restricted stock and/or options to attract, retain, motivate and reward employees and executive officers, and to encourage ownership in the Company. The grant value of awards is determined by the Compensation Committee based on its understanding of competitive practices, internal equity considerations, performance, and the potential of the employee. The Compensation Committee considers it important that the value inherent in the grant is sufficient to create a long-term incentive for the employee to remain with the Company and to focus on the strategic objectives that must be achieved in order to deliver an attractive return to stockholders.

Through 2009, such grants have consisted of incentive stock options, non-qualified stock options and restricted stock. Generally, the Compensation Committee has granted awards of stock options to our executive officers upon their appointment as executive officers or in annual grants made at the end of a fiscal year or shortly thereafter. The equity grants typically have vested over three or four years. Grants made to executive officers are shown in the 2009 Grants of Plan-Based Awards table.

One-half of the value of the equity grants awarded in 2009 took the form of restricted stock and one-half of the award values were comprised of non-qualified stock options. The value attributed to restricted shares is based on the closing price of Flotek shares on the date of grant, while the value attributed to stock options is based on the Black-Scholes value of the options on the date of grant.

In a departure from past practice, the Committee decided that for 2009 shares would vest over four years but no performance conditions would be attached to the 2009 restricted stock grants. This decision was made because, in the Compensation Committee’s opinion, the equity positions of named executive officers attained through prior awards have diminished in value to such a degree in the current operating environment that they do not currently represent a meaningful wealth accumulation opportunity and, thus, are of limited value in motivating performance on strategic goals or in retaining our named executive officers. Further, given the current operating environment, the Compensation Committee believes that it is difficult to set goals for a three-to-five year period.

The option portion of the 2009 equity grant also vests evenly over four years. Grants to Messrs. Dumas, Reeves and Neyman provide for accelerated vesting in the event of the recipient’s death or a change in control of the Company as defined under potential payments upon Termination of Employment or Change in Control. Grants to all other employees provide for accelerated vesting in the event of the recipient’s death.

On February 16, 2009, the Compensation Committee approved equity grants to named executive officers as follows: Mr. Dumas received 107,575 shares of restricted stock and options to purchase 200,000 shares of Common Stock at $2.51 per share; Mr. Reeves received 43,828 shares of restricted stock and options to purchase 81,484 shares of Common Stock at $2.51 per share; and Mr. Neyman received 31,876 shares of restricted stock and options to purchase 59,260 shares of Common Stock at $2.51 per share. The equity compensation element of total compensation is established as a percentage of revenue, consistent with the 50% benchmark or below of the Compensation Peer Group. Retention was a key consideration for the February 16, 2009 equity grants and individual performance objectives were not considered in connection with such grants.

On April 27, 2009, the Compensation Committee approved the equity grant to Mr. Stanton of 5,556 shares of restricted stock and options to purchase 25,424 shares of Common Stock at $2.16 per share.

On August 11, 2009, in connection to Mr. Neyman’s employment contact (described below), Mr. Neyman received an equity grant of options to purchase 150,000 shares of Common Stock at $2.30 per share.

On December 22, 2009, the Compensation Committee approved the equity grant to Mr. Chisholm of options to purchase 400,000 shares of Common Stock at $1.02 per share.

All stock-based payments awarded by the Compensation Committee have been reflected in our consolidated financial statements based on the applicable accounting guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation.” Our long-term incentive plans permit equity grants in the form of stock options, restricted stock and certain other incentive awards. To date, we have only awarded stock options and restricted stock under our long-term incentive plans. Costs resulting from all stock-based payment transactions are recognized in the financial statements based on a fair value measurement method. We use the Black-Scholes option-pricing model to estimate the award’s grant-date fair value, and recognize compensation expense on a straight-line basis over the vesting period.

2010 Equity Compensation

In regard to 2010 equity compensation for the named executive officers, the Compensation Committee has decided to defer any decisions regarding equity compensation for named executive officers.

Employment and Separation Agreements

Jerry D. Dumas-Retirement Agreement

In 2009 Jerry D. Dumas, Sr., Chairman of the Board, Chief Executive Officer and President of the Company, informed the Company that he will be retiring from such positions. The Company entered into a Retirement Agreement with Mr. Dumas on August 11, 2009 which sets forth the terms pursuant to which Mr. Dumas will step down as an officer of the Company and assist in the transition of his duties to his successor.

Pursuant to this Retirement Agreement, the Company and Mr. Dumas have agreed that: (i) Mr. Dumas would remain as Chief Executive Officer and President of the Company until the earlier of the date of the election of his replacement or January 1, 2010, (ii) Mr. Dumas will remain as a director of the Company until the Company’s 2010 annual stockholders’ meeting, (iii) Mr. Dumas will remain as an employee of the Company through June 30, 2010, (iv) Mr. Dumas will agree to perform throughout the term of his employment such duties as shall be assigned to him by the Board, which duties will not exceed the scope of the responsibilities of the Chief Executive Officer or President of the Company, and (v) Mr. Dumas will agree to assist in the transition of his duties as the Chief Executive Officer and President of the Company to his successor for three months after any such successor is elected.

The Company has agreed pursuant to the Retirement Agreement to: (i) pay to Mr. Dumas his annual salary of $450,000 through June 30, 2010, (ii) pay Mr. Dumas a one-time payment of $225,000 on June 30, 2010, and (iii) accelerate the vesting of any of Mr. Dumas’ unvested equity awards on June 30, 2010.

The Retirement Agreement provides generally for the release by Mr. Dumas and the Company of each other against all claims, known or unknown. The vesting of Mr. Dumas’ equity awards and the payment of certain compensation to Mr. Dumas pursuant to the Retirement Agreement are contingent on his employment not being terminated for cause.

Jesse E. Neyman-Employment Agreement

On August 11, 2009, the Company and Mr. Neyman, entered into an Employment Agreement pursuant to which Mr. Neyman would serve as Chief Financial Officer of the Company.

The Employment Agreement (i) provides for a term of employment until the earlier of (1) Mr. Neyman’s resignation with or without Good Reason (as defined in the Employment Agreement) or Mr. Neyman’s death or disability or (2) termination by the Company with or without Cause (as defined in the Employment Agreement); (ii) provides that, upon termination of Mr. Neyman’s employment by the Company without Cause or by Mr. Neyman for Good Reason and subject to the satisfaction of certain other specified conditions, including the execution of a release agreement, Mr. Neyman will be entitled to receive (1) a lump sum payment in an amount equal to one-half of the sum of his annual base salary and target bonus, payable at the end of the month following execution of a release agreement, (2) monthly payments in an amount equal to one-twelfth of the sum of his annual base salary and target bonus, payable for 13 months following execution of a release agreement, (3) a lump sum payment in an amount equal to five-twelfths of the sum of his annual base salary and target bonus, payable at the end of the fifteenth month following execution of a release agreement, and (4) coverage at the Company’s expense under the employee health insurance plan for a period of 24 months following execution of a release agreement; and (iii) contains certain non-solicitation and non-compete restrictions for a period of 24 months following the date of termination of employment with the Company.

Pursuant to the Employment Agreement, Mr. Neyman earns an annualized base salary of $250,000. Additionally, Mr. Neyman will be entitled to a bonus payment of $75,000 if he does not resign from his employment with the Company and has not been terminated by the Company for Cause prior to the earlier of the date of the appointment of a new chief executive officer on a basis which is not an interim basis or December 31, 2009. Furthermore, Mr. Neyman also received a grant of stock options for 150,000 shares that would vest over four years pursuant to the Company’s Long Term Incentive Plan. Such awards will automatically vest upon a change of control of the Company. In addition to the foregoing, Mr. Neyman would be entitled to certain other perquisites, including annual bonuses in accordance with the Company’s management incentive plan with a target bonus of $125,000 for each of the 2009 and 2010 fiscal years and reimbursement for reasonable expenses.

John W. Chisholm-Services Agreement

In connection with, and effective upon, the announced retirement of Mr. Dumas, the Company elected John W. Chisholm as Interim President. Mr. Chisholm is currently a member of the Company’s Board of Directors. In connection with providing his services as interim President during the Company’s search for a new Chief Executive Officer, the Company and two companies controlled by Mr. Chisholm entered into a Service Agreement, dated as of August 11, 2009, pursuant to which such companies will provide the services of Mr. Chisholm to the Company as interim President. The agreement is terminable by either party upon 30 days’ written notice, and will terminate immediately upon the Company’s election of a new Chief Executive Officer. The agreement provided that the Company would pay an aggregate of $32,000 per month as consideration for the provision of Mr. Chisholm’s services. The agreement was amended in April 2010 to increase Mr. Chisholm’s compensation to $42,000 per month, effective December 1, 2009.

Scott Stanton-Employment Agreement

On September 11, 2009, Flotek Industries, Inc. (the “Company”) and Scott Stanton, Chief Accounting Officer, entered into an Employment Agreement (the “Employment Agreement”) pursuant to which Mr. Stanton will continue to serve as Chief Accounting Officer of the Company.

The Employment Agreement, effective September 1, 2009, provided for a term of employment until the earlier of (i) Mr. Stanton’s resignation with or without Good Reason (as defined in the Employment Agreement) or Mr. Stanton’s death or disability or (ii) termination by the Company with or without Cause (as defined in the Employment Agreement). Upon termination of Mr. Stanton’s employment by the Company without Cause or by Mr. Stanton with Good Reason and subject to the satisfaction of certain other specified conditions, including the execution and effectiveness of a severance and release agreement, Mr. Stanton would be entitled to receive (i) his base salary payable in accordance with the Company’s general payroll practices for a period of 12 months following the termination date (as adjusted from time to time, the “Severance Period”) , (ii) coverage at the Company’s expense under the employee health insurance plan for a period equal to the lesser of (A) the Severance Period or (B) the maximum time period permitted under COBRA, and (iii) the payment of the remaining amount of any deferred compensation pursuant to the Company’s compensation deferral policy, payable in full within 10 days following the execution and delivery of a release agreement. The Employment Agreement also contained certain non-solicitation and non-compete restrictions for a period equal to the Severance Period.

Pursuant to the Employment Agreement, Mr. Stanton annualized base salary was $225,000. During Mr. Stanton’s employment with the Company, he was to be entitled to participate in all of the Company’s employee benefit programs for which employees of the Company are generally eligible. In addition to the foregoing, Mr. Stanton would be entitled to certain other perquisites, including annual bonuses in accordance with the Company’s management incentive plan, with a target bonus of $67,500 for each of the 2009 and 2010 fiscal years, reimbursement for reasonable expenses and vacations as permitted by Company policy.

Mr. Stanton was appointed the Company’s principal financial officer on October 29, 2009 and resigned on November 5, 2009. No compensation was paid to Mr. Stanton in connection with his termination of employment from the Company. Mr. Stanton has claimed he is entitled to severance under the terms of his Employment Agreement with the Company. The Company does not believe Mr. Stanton is entitled to any severance and intends to vigorously defend these claims.

Equity Retention Grant

In February 2009, the Compensation Committee approved a retention grant of 60,000 shares of restricted stock to Mr. Reeves. The restricted stock grant vests over a five year period as follows: (i) 5,000 shares vest on the first anniversary of the grant; (ii) 5,000 shares vest on the second anniversary of the grant; (iii) 10,000 shares vest on the third anniversary of the grant; (iv) 20,000 shares vest on the fourth anniversary of the grant; and (v) 20,000 shares vest on the fifth anniversary of the grant. The purpose of the equity grant was to incentivize Mr. Reeves to remain in a long-term management role with the Company.

Other Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, including medical, dental & vision care programs, Company-paid accidental death, dismemberment & life insurance, and Flotek’s 401(k) plan, on the same basis as other employees. During the first quarter of 2009, we provided a matching contribution on employee contributions of up to 4% of eligible compensation subject to by statutory limits. Effective in April 2009 we suspended such matching contributions. Other than the 401(k) plan we do not offer pension or retirement benefits. Our international employees may have slightly different employee benefit plans than those we offer domestically, typically as a result of legal requirements of any specific country.

Perquisites

The perquisites received by each senior executive are determined by past practices. The specific perquisites available to some of our named executives include:

•	Messrs. Dumas and Reeves have the use of a Company-owned vehicle.

•	A country club membership in Mr. Dumas’ name that is primarily used for marketing purposes by our operating units.

Tax and Accounting Implications

Deductibility of Executive Compensation

The Compensation Committee is aware of the provisions of Section 162(m) of the Internal Revenue Code which provides that the Company may not deduct for federal income tax purposes annual compensation in excess of $1 million paid to certain employees. Performance-based compensation paid pursuant to shareholder-approved plans such as our 2007 Long-Term Incentive Plan is not subject to the deduction limit as long as such compensation is approved by “outside directors” within the meaning of Section 162(m) of the Code.

The Compensation Committee makes every reasonable effort to structure and administer executive compensation opportunities so that compensation will not be subject to the Section 162 (m) deduction limit. However, the Compensation Committee may from time to time approve payments that cannot be deducted in order to maintain flexibility in structuring appropriate compensation opportunities in the interest of shareholders.

Accounting for Stock-Based Compensation

Flotek Industries accounts for stock-based payments in accordance with the requirements of Accounting Standards Codification (ASC) Topic 718. Under this accounting pronouncement, Flotek Industries is required to value unvested stock options granted under the fair value method and expense those amounts in the income statement over the stock option’s remaining vesting period. Flotek Industries considers the expenses associated with the grant of options and other long-term incentive awards in granting such awards.

Section 409A

To the extent we permit executives to defer compensation or we commit to deliver compensation at a later date than when earned and vested, we make every attempt to meet the requirements of Section 409A of the Internal Revenue Code. Failure to satisfy the Section 409A requirements could subject the executives receiving deferred compensation to a 20% excise tax.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in, as necessary and appropriate, Flotek Industries, Inc.’s proxy statement and Flotek Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Richard O. Wilson, Chairman

Kenneth T. Hern

John S. Reiland

April 30, 2010

Summary Compensation Table

The following table sets forth information regarding compensation earned in or with respect to our fiscal years 2009, 2008 and 2007 by:

•	each person who served as our principal executive officer in 2009, 2008 and 2007;

•	each person who served as our principal financial officer in 2009, 2008 and 2007;

•	our three most highly compensated executive officers, other than our chief executive officer and chief financial officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Restricted Stock ($)(2)	Stock Options ($)(3)	All Other Compensation ($)(4)	Total ($)
John W. Chisholm –	2009	—	—	36,003	246,472	260,750	543,225
Interim President

Jerry D. Dumas, Sr. –	2009	467,907	169,481	270,006	270,170	15,802	1,193,366
Chairman of the Board and Former President and Chief Executive Officer	2008	450,000	—	1,292,439	304,450	57,923	2,104,812
	2007	395,192	230,704	636,250	434,973	62,802	1,759,412

Steven A. Reeves –	2009	331,549	50,000	260,608	110,073	3,561	755,791
Executive Vice President, Business Development and Special Projects	2008	243,461	—	35,719	34,556	13,813	327,549
	2007	175,000	20,000	17,352	18,559	1,184	232,095

Jesse E. Neyman –	2009	240,656	20,000	80,009	270,561	2,154	613,380
Executive Vice President, Finance and Strategic Planning	2008	180,961	—	10,692	9,273	8,081	209,007
	2007	149,038	14,307	3,473	3,712	—	170,530

Scott Stanton –	2009	117,065	20,000	12,001	30,013	110,195	289,274
Former Executive Vice President, Accounting and Reporting

(*)	The Company does not have any executive officers other than the Interim President; former Chief Executive Officer; Executive Vice President, Business Development and Special Projects; Executive Vice President, Finance and Strategic Planning; and former Executive Vice President, Accounting and Reporting.
(1)	Messrs Dumas, Reeves and Neyman received 98,039, 49,020 and 19,608, shares of Common Stock, pursuant to our 2007 Long Term Incentive Plan, as a bonus for 2008 performance with a value of $1.02/share. Mr. Stanton received a signing bonus.
(2)	Represents the amounts recognized for financial reporting purposes in accordance with ASC Topic 718 for the year ended December 31, 2009, related to restricted stock awards made pursuant to our 2007 Long Term Incentive Plan. These amounts include awards granted during fiscal 2009 and reflect the proportionate amount of compensation for fiscal 2009 based on the vesting terms of the awards and the fair value of the awards on the date of grant. The restricted stock awards are expensed over a vesting period for each respective grant. The grant date fair value of the restricted stock awards granted to Messrs. Chisholm, Dumas, Reeves and Neyman on February 16 and Mr. Stanton on April 27, 2009 as determined pursuant to ASC Topic 718, was $2.51 and $2.16 per share, respectively. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a description of the ASC Topic 718 valuation.
(3)

Represents the amounts recognized for financial reporting purposes in accordance with ASC Topic 718 for the year ended December 31, 2009, related to stock options granted pursuant to our 2007 Long Term Incentive Plan. These amounts include stock options granted during fiscal 2009 and reflect the proportionate amount of compensation for fiscal 2009 based on the vesting terms of the awards and the fair value of the awards on the date of grant. The grant date fair value of the stock option awards granted to Messrs. Chisholm, Dumas, Reeves and Neyman on February 16, Mr. Stanton on April 27 and Mr. Neyman on

August 11, 2009, as determined pursuant to ASC Topic 718, was $1.35, $1.18 and $1.27 per share, respectively. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for a description of the ASC Topic 718 valuation.
(4)	The expenses for all Company provided vehicles were determined through averaging the FMV, odometer reading and estimated percentage personal use. The following table details “All Other Compensation”:

Name and Principal Position		Company Provided Vehicle	Country Club	Company Match 401 (k)	Severance Agreement	Services and Consulting Contracts (a)	Non-employee Director Fees (b)	All Other Compensation
John W. Chisholm –	2009	—	—	—	—	174,200	86,550	260,750
Interim President

Jerry D. Dumas, Sr. –	2009	600	10,356	4,846	—	—	—	15,802
Chairman of the Board and Former President and Chief Executive Officer	2008	22,608	26,115	9,200	—	—	—	57,923
	2007	22,608	24,813	—	—	—	—	62,802

Steven A. Reeves –	2009	600	—	2,961	—	—	—	3,561
Executive Vice President, Business Development and Special Projects	2008	4,613	—	9,200	—	—	—	13,813
	2007	—	—	1,184	—	—	—	1,184

Jesse E. Neyman –	2009	—	—	2,154	—	—	—	2,154
Executive Vice President, Finance and Strategic Planning	2008	—	—	8,081	—	—	—	8,081
	2007	—	—	—	—	—	—	—

Scott Stanton –	2009	—	—	—	—	110,195	—	110,195
Former Executive Vice President, Accounting and Reporting

(a)	Mr. Chisholm received $174,200 in 2009 related to his services contract with the Company. Mr. Stanton received $110,195 in 2009 related to the consulting service he provided prior to employment with the Company.
(b)	Mr. Chisholm received, prior to election as Interim President, $86,550 in Board of Directors fees. The fees consisted of $28,750 Board retainer, $10,000 committee chair retainer and $47,800 meeting fees.

Equity-Related Compensation

The following table discloses the number of restricted stock awards and stock options granted during the fiscal year ended December 31, 2009, to each named executive officer, including the grant date fair value of these awards.

2009 Grants of Plan Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)(1)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(2)

		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
John W. Chisholm	2/16/09	—	—	—	—	—	—	14,344	26,668	2.51	72,027
	12/22/09	—	—	—	—	—	—	—	400,000	1.02	210,448

Jerry D. Dumas, Sr.	2/16/09	—	—	—	—	—	—	107,572	200,000	2.51	540,176
	12/22/09	—	—	—	—	—	—	98,040	—		100,001

Steven A. Reeves	2/16/09	—	—	—	—	—	—	103,828	81,484	2.51	370,681
	12/22/09	—	—	—	—	—	—	49,020			50,000

Jesse E. Neyman	2/16/09	—	—	—	—	—	—	31,876	59,260	2.51	160,060
	8/11/09	—	—	—	—	—	—	—	150,000	2.30	190,510
	12/22/09	—	—	—	—	—	—	19,608			20,000

Scott D. Stanton	4/27/09	—	—	—	—	—	—	5,556	25,424	2.16	35,571

(1)	This column reports the number of shares purchasable upon exercise of stock options granted under the 2007 Long-Term Incentive Plan to each of the named executive officers on February 16, 2009. The February 16, 2009 and April 27, 2009 stock options vest 1/4 on each anniversary of the grant date over a four-year period, assuming the named executive officer is still actively employed by the Company on each vesting date.
(2)	This column reports the grant date fair value of each equity award granted in 2009 computed in accordance with ASC Topic 718.

The following table provides information relating to outstanding equity-based awards held by each named executive officer as of December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options exercisable (#)(1)		Number of securities underlying unexercised options unexercisable (#)		Equity Incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(5)
John W. Chisholm	332	(14)	—		—	2.30	12/22/2014	—	—	—	—
	20,000	(15)	—		—	9.40	12/21/2015	—	—	—	—
	—		400,000	(16)	—	1.02	12/22/2019	—	—	—	—
	3,900	(17)	3,900	(17)	—	22.37	5/17/2013	1,600	2,144	—	—
	1,157	(9)	3,471	(9)	—	22.75	3/27/2014	1,320	1,769	—	—
	—		26,668	(18)	—	2.51	2/15/2015	14,344	19,221	—	—

Jerry D. Dumas, Sr	130,279	(6)	—		—	0.85	9/20/2014	—	—	—	—
	66,940	(7)	—		—	2.13	12/9/2014	—	—	—	—
	13,587	(8)	40,761	(8)	—	13.81	3/12/2013	—	—	—	—
	66,600	(11)	—		—	22.37	5/17/2013	—	—	—	—
	6,944	(9)	20,832	(9)	—	22.75	3/27/2014	—	—	—	—
	—		200,000	(18)	—	2.51	2/15/2015	108,000	144,720	11,112	14,890
	—		—		—	—	—	—	—	7,917	10,609
	—		—		—	—	—	—	—	107,572	144,146

Steven A. Reeves	7,674	(8)	7,674	(8)	—	13.81	3/12/2014	—	—	—	—
	2,170	(9)	6,510	(9)	—	22.75	3/27/2014	—	—	—	—
	1,931	(10)	5,793	(10)	—	22.75	8/8/2014	—	—	—	—
	—		81,484	(18)	—	2.51	2/15/2015	—	—	3,139	4,206
	—		—		—	—	—	—	—	2,475	3,317
	—		—		—	—	—	—	—	2,202	2,951
	—		—		—	—	—	—	—	43,828	58,730

Jesse E. Neyman	1,536	(8)	1,536	(8)	—	13.81	312/2013	—	—	—	—
	1,446	(9)	4,338	(9)	—	22.75	3/27/2014	—	—	—	—
	—		59,260	(18)	—	2.51	2/15/2015	—	—	628	2,374
	—		150,000	(12)	—	2.30	8/10/2015	—	—	1,650	5,544
	—		—		—	—	—	—	—	31,876	42,714
Scott D. Stanton(13)	—		—		—	—	—	—	—	—	—

(1)	On December 22, 2005, the Compensation Committee, on behalf of the Board, approved the acceleration of the vesting of all previously unvested stock options granted under the 2003 and 2005 Long Term Incentive Plans.
(2)	The numbers in this column reflect the total number of unvested shares of restricted stock granted on July 24, 2007 to Mr. Dumas. The grant of 180,000 vest 20% on each anniversary date of the grant.
(3)	The dollar value of the unvested shares of restricted stock reported in the preceding column valued at the closing price of Flotek’s Common Stock on December 31, 2009 ($1.34 per share).
(4)	The numbers in this column reflect the total number of unvested performance shares, at target level of performance, granted on March 13, 2007. The payout, if any, will occur at one-fourth each anniversary of the date of the grant.
(5)	The dollar value of the unvested performance shares of restricted stock reported in the preceding column valued at the closing price of Flotek’s Common Stock on December 31, 2009 ($1.34 per share).
(6)	These stock options vested in four equal annual installments beginning on September 20, 2005. The remaining three installments vested on December 22, 2005 (See (1)).
(7)	These stock options vested in four equal annual installments beginning on December 10, 2005. The remaining three installments vested on December 22, 2005 (See (1)).
(8)	These stock options vest in four equal annual installments beginning on March 13, 2008.

(9)	These stock options will vest in four equal annual installments beginning on March 28, 2009.
(10)	These stock options will vest in four equal annual installments beginning on August 8, 2009.
(11)	These stock options was fully vested on May 18, 2008.
(12)	These stock options will vest in four equal annual installments beginning on August 11, 2009.
(13)	Mr. Stanton terminated employment on November 5, 2009.
(14)	These stock options vested in four equal annual installments beginning December 22, 2005. The remaining three installments vested on December 22, 2005 (See (1)).
(15)	These stock options vested immediately beginning December 22, 2005 (See (1)).
(16)	These stock options will fully vest on June 30, 2010.
(17)	These stock options will vest in four equal installments beginning May 17, 2008.
(18)	These stock options will vest in four equal installments beginning February 16, 2010.

The following table sets forth certain information regarding the value realized upon the exercise of stock options and upon the vesting of restricted stock awards by each of the named executive officers during the fiscal year ended December 31, 2009.

Option Exercises and Stock Vested

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
John W. Chisholm	—	—	1,240	2,402
Jerry D. Dumas, Sr.	—	—	134,040	166,540
Steven A. Reeves	—	—	49,020	48,530
Jesse E. Neyman	—	—	19,608	19,412
Scott D. Stanton(1)	—	—	—	—

(1)	Mr. Stanton terminated employment with the Company on November 5, 2009.

Potential Payments upon Termination of Employment or Change in Control

The following table describes the circumstances that will trigger acceleration of vesting of certain stock options and restricted stock grants awarded to the named executive officers and quantifies the value of the stock options or restricted stock grants the vesting of which would have accelerated upon the occurrence of the specified events, assuming that such event had occurred on December 31, 2009 and based on the closing price on our Common Stock on that date ($1.34).

Name	Change in Control ($)	Death or Permanent Disability ($)	Termination Without Cause ($)	Termination for Good Reason ($)
John W. Chisholm
Restricted Stock	1,231,389	288,866	—	—
Stock Options	576,386	536,000	—	—

Total	1,807,775	824,866	—	—

Jerry D. Dumas, Sr.
Restricted Stock	314,365	288,866	144,720	144,720
Stock Options	332,328	268,000	—	—

Total	646,693	556,866	144,720	144,720

Steven A. Reeves
Restricted Stock	142,080	80,400	80,400	80,400
Stock Options	116,951	109,189	—	—

Total	259,031	189,589	80,400	80,400

Jesse E. Neyman
Restricted Stock	42,714	42,714	—	—
Stock Options	206,813	201,000	201,000	201,000

Total	249,527	243,714	201,000	201,000

For purposes of awards under our long-term incentive plans, “Change-in-Control” of the Company means the first to occur of the following events:

(i) Any person (subject to certain exceptions)) becomes the beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities; or

(ii) During any period of one (1) year, individuals who at the beginning of such period constitute the Board (and any new Director whose election by the Corporation’s stockholders was approved by a vote of at least two-thirds ( 2/3) of the Directors then still in office who either were Directors at the beginning of the period or whose election or nomination for election was so approved) cease for any reason to constitute a majority thereof;

(iii) (A) The sale or disposition of all or substantially all the Company’s assets, or (B) a merger, consolidation, or reorganization of the Company with or involving any other entity, other than a merger, consolidation, or reorganization that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the combined voting power of the securities of the Company (or such surviving entity) outstanding immediately after such merger, consolidation, or reorganization.

For purposes of awards under our long-term incentive plans, “Cause” means the termination of an employee for any of the following reasons, as determined by the Compensation Committee:

(i) An employee willfully fails to substantially perform the employee’s duties (other than any such failure resulting from the employee’s total and permanent disability) after a written demand for substantial performance has been delivered by the Company to the employee that specifically identifies the manner in which the Corporation believes that the employee has not substantially performed the employee’s duties, and the employee fails to remedy such failure within ten (10) calendar days after receiving such notice;

(ii) An employee is convicted (by trial, plea of guilty or plea of nolo contendere) for committing an act of fraud, embezzlement, theft, or other act constituting a felony;

(iii) An employee willfully engages in gross misconduct or willfully violates a Company or a subsidiary policy which is materially and demonstrably injurious to the Company and/or a subsidiary after a written demand to cease such misconduct or violation has been delivered by the Company to the employee that specifically identifies the manner in which the Company believes that the employee has violated this Paragraph (iv), and the employee fails to cease such misconduct or violation and remedy any injury suffered by the Company or the subsidiary as a result thereof within thirty (30) calendar days after receiving such notice. However, no act or failure to act, on the employee’s part shall be considered “willful” unless done, or omitted to be done, by the employee not in good faith and without reasonable belief that the employee’s action or omission was in the best interest of the Company or the subsidiary; or

(iv) An employee commits a material breach of any noncompetition, confidentiality or similar agreement with the Company or a subsidiary, as determined under such agreement.

DIRECTOR COMPENSATION

Compensation of non-employee directors is determined by the Board based upon recommendations prepared by the Compensation Committee. Effective February 2009, each non-employee director was paid an annual retainer of $30,000 and received $1,800 for each meeting of the board attended and $900 for each committee meeting attended. The Chairman of the Audit Committee is paid an annual retainer of $20,000, the Chairman of the Compensation Committee is paid an annual retainer of $15,000, and the Chairman of the Corporate Governance and Nominating Committee and the Chair of the Strategic Planning Committee are paid annual retainers of $10,000. All directors are reimbursed for reasonable expenses incurred in connection with their service on our Board.

In 2009, outside directors who served on our Board of Directors for a full year received a grant of stock options with a fair value on the date of grant of approximately $36,000 and a grant of restricted stock also valued at approximately $36,000. Outside directors who joined the board during the year received a grant that was adjusted to reflect the portion of the year that they served as directors. Stock options granted to outside directors vest ratably over a period of four years and have a term of six years. Restricted stock granted to outside directors vests ratably over four years.

The following table details the compensation in 2009 of the non-employee directors. On February 16, 2009, Messrs. Chisholm, Massey, McMahon Pittman, Stewart, Wilson and Ziegler were each granted 14,344 restricted stock awards and options to purchase 26,668 shares of stock. On February 19, 2010 Messrs. Hern, Reiland and Wilson were each granted 15,664 restricted stock awards.

Name	Fees ($)(1)	Restricted Stock Awards ($)(2)(3)	Options ($)(4)	All Other Compensation ($)	Total ($)
James R. Massey(5)	101,300	36,003	36,024	—	173,327
Kevin G. McMahon(5)	110,108	36,003	36,024	—	182,135
Gary M. Pittman(5)	35,775	36,003	36,024	—	107,802
Barry E. Stewart(5)	104,304	36,003	36,024	—	176,331
Richard O. Wilson	87,537	36,003	36,024	—	159,564
William R. Ziegler(5)	22,041	36,003	36,024	—	94,068
John S. Reiland	8,225	—	—	—	8,225
Kenneth T. Hern	7,900	—	—	—	7,900

(1)	Represents non-employee director’s fees earned or paid in cash in 2009:

	Board Retainer ($)	Committee Chair Retainer ($)	Meeting Fees ($)	Total ($)
James R. Massey	25,250	9,750	66,300	101,300
Kevin G. McMahon	25,625	17,083	67,400	110,108
Gary M. Pittman	12,475	—	23,300	35,775
Barry E. Stewart	24,625	12,312	67,367	104,304
Richard O. Wilson	26,500	2,000	59,037	87,537
William R. Ziegler	9,500	2,041	10,500	22,041
John S. Reiland	1,575	1,250	5,400	8,225
Kenneth T. Hern	1,875	625	5,400	7,900

(2)

Represents the amounts recognized for financial reporting purposes in accordance with the ASC Topic 718 for the year ended December 31, 2009, related to restricted stock awards made pursuant to our 2007 Long Term Incentive Plan. These amounts include awards granted during the 2009 fiscal year and reflect the proportionate amount of compensation for the 2009 fiscal year based on the vesting terms of the awards and the fair value of the awards on the date of grant. The awards are expensed over a four-year period. The grant date fair value of the restricted stock awards granted during 2009, as determined pursuant to ASC Topic 718, was $2.51 per share for Messrs. Massey, McMahon Pittman, Stewart, Wilson and Ziegler. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a description of the ASC Topic 718 valuation.
(3)	Represents the aggregate number of restricted stock awards outstanding at December 31, 2009, and the grant date fair value of such awards.
(4)	Represents the amounts recognized for financial reporting purposes in accordance with ASC Topic 718 for the year ended December 31, 2009, related to stock options granted pursuant to our 2005 Long Term Incentive Plan. These amounts include stock options granted during fiscal 2009 and reflect the proportionate amount of compensation for fiscal 2009 based on the vesting terms of the awards and the fair value of the awards on the date of grant. The grant date fair value of the stock options granted during 2009, as determined pursuant to ASC Topic 718, was $1.35 per share for Messrs. Massey, McMahon Pittman, Stewart, Wilson and Ziegler. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for a description of the ASC Topic 718 valuation.
(5)	Mr. Ziegler and Mr. Pittman resigned as a director in March 2009. Mr. Massey resigned as a director in October 2009; and Messrs. Stewart and McMahon resigned as a director in November 2009.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Chisholm, Hern, Reiland and Wilson (and Messrs. Pittman and Stewart while they were directors) served on the Compensation Committee during 2009. In August 2009, Mr. Chisholm began serving as Interim President of the Company and no longer served on the Compensation Committee. Messrs. Stewart and Pittman resigned from the Company’s Board in November 2009. No current member of the Compensation Committee is a current or former officer or employee of ours or had any relationship requiring disclosure under applicable SEC rules. Additionally, none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of our Compensation Committee.

COMPENSATION RISK

The role of the Compensation Committee in risk oversight includes review of risks arising from our compensation policies, practices and programs as well as the mitigating controls, to determine whether any such risks are material to us. The Compensation Committee plans to review these matters during 2010 to ensure that the Company’s compensation programs that management and the Board have implemented appropriately balance risk and the achievement of long-term and short-term goals, and that they are not reasonably likely to have a material adverse effect on our business.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of Common Stock as of April 21, 2010, by (i) each of our directors, (ii) each named executive officer set forth in the Summary Compensation Table, (iii) all of our directors and executive officers as a group, and (iv) each other person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock.

Name	Shares Owned(a)	Right to Acquire(b)		Total Shares	Percent of Class(c)
Named Executive Officers and Directors
Jerry D. Dumas, Sr.(d)	725,295	816,258		1,541,553	4.99%
John W. Chisholm(e)	103,835	35,163		138,998	*
Kenneth T. Hern	15,664	—		15,664	*
John S. Reiland	15,664	—		15,664	*
Richard O. Wilson	108,968	34,831		143,799	*
Jesse E. Neyman	55,002	20,011		75,013	*
Steven A. Reeves(f)	227,681	36,222		263,903	*
All directors and executive officers as a group (7 total)	1,252,109	942,485		2,194,594	7.1%

Other 5% Holders
Whitebox Advisors LLC(g)	2,812,501	213,477	(h)	3,025,978	9.99%
Gates Capital Management, Inc.(i)	2,187,500	907,845	(j)	3,095,345	9.99%

*	Less than 1%
(a)	Except as otherwise disclosed, the persons named in the table have sole voting and investment power of all shares of Common Stock which are beneficially owned by them. Includes the following number of unvested shares of restricted stock for the persons indicated: Mr. Dumas 199,513; Mr. Chisholm 13,238; Mr. Reiland 15,644; Mr. Hern 15,644; Mr. Wilson 13,238; Mr. Neyman 25,321; Mr. Reeves 93,291.
(b)	Shares subject to options granted pursuant to the Company’s incentive plans and exercisable within 60 days of April 21, 2010. Additionally, Mr. Dumas has convertible preferred stock and warrants which are convertible and exercisable into Common Stock.
(c)	Based on an aggregate of 30,076,602 shares of Common Stock issued and outstanding as of April 21, 2010. This assumes that all options beneficially owned by the person are exercised for shares of Common Stock. The total number of shares outstanding used in calculating this percentage assumes that none of the options beneficially owned by other persons are exercised for shares of Common Stock.
(d)	Includes 18,096 shares of Common Stock owned by Saxton River Corporation and 26,000 shares of Common Stock owned by DTB Foundation, both of which are controlled jointly by Mr. and Mrs. Dumas. Total shares beneficially owned do not include shares of common stock issuable upon conversion of certain shares of preferred stock or exercise of certain warrants that are not issuable within 60 days of the date hereof, as a result of provisions in the governing instruments of such preferred stock and warrants limiting the conversion or exercise thereof if such conversion or exercise would cause the holder to beneficially own more than 4.99% of our common stock.
(e)	Includes 20,470 shares of Common Stock held by ProTechnics II Inc., of which Mr. Chisholm is a manager. Mr. Chisholm has granted a right to an employee of the Company in connection with a loan made by such employee to a company controlled by Mr. Chisholm that entitles the lender, at the lender’s option, to receive repayment of such loan in shares of Flotek stock owned by Mr. Chisholm, and the shares reflected above that are directly owned by Mr. Chisholm are subject to this contractual encumbrance. The Board has amended the Company’s Insider Trading Policy to prohibit officers and directors from pledging their shares of Flotek stock, but an exception to this prohibition was made for existing arrangements such as this one.
(f)	Includes shares acquired through the Company’s 401(k) Plan.
(g)

The address of Whitebox Advisors LLC (“Whitebox”) is 3033 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55416. Andrew J. Redleaf, who is the managing member of the general partner of: (i) Whitebox

Hedged High Yield Partners, LP; (ii) IAM Mini-Fund 14 Limited; (iii) Pandora Select Partners, LP; (iv) Whitebox Special Opportunities Fund, LP—Series B; (v) Whitebox Combined Partners, LP; (vi) Whitebox Convertible Arbitrage Partners, LP and (vii) Whitebox Intermarket Partners, LP (collectively, the “Funds”), exercises voting and dispositive power over the securities held by each of the Funds. Whitebox may be deemed to be the beneficial owner of the securities held by the Funds, although all reported securities are owned by the Funds.
(h)	Does not include shares of common stock issuable upon conversion of the Company’s 5.25% Convertible Senior Secured Notes due 2028 (the “Notes”) that are not issuable within 60 days of the date hereof as a result of provisions in the governing instruments of such Notes limiting the conversion thereof if such conversion would cause the holder, together with any affiliate, to own more than 9.99% of our Common Stock.
(i)	The address of Gates Capital Management, Inc. (“Gates”) is 1177 Avenue of Americas, 32nd Floor, New York, New York 10036. Gates Capital Management, Inc., which is controlled by Jeffrey L. Gates, is the general partner of Gates Capital Partners, L.P., which is the general partner of ECF Value Fund, L.P. and ECF Value Fund II, L.P. Gates is also the investment manager of ECF Value Fund International, Ltd. Jeffrey L. Gates exercises voting and dispositive power over the securities held by each of the funds listed above (collectively, the “Funds”). Gates may be deemed to be the beneficial owner of the securities held by the Funds, although all reported securities are owned by the Funds.
(j)	Does not include shares of common stock issuable upon conversion of the Company’s Notes that are not issuable within 60 days of the date hereof as a result of provisions in the governing instruments of such Notes limiting the conversion thereof if such conversion would cause the holder, together with any affiliate, to own more than 9.99% of our Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding our equity securities that are authorized for issuance under individual stock option compensation agreements:

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Column(a)) (c)
Equity compensation plans approved by security holders	1,605,398	$5.13	304,022
Equity compensation plans not approved by security holders	—	—	—

Total	1,605,398	$5.13	304,022

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

The Company recognizes that related person transactions can present potential or actual conflicts of interest and it is the Company’s preference that related person transactions are avoided as a general matter. However, the Company also recognizes that there are situations, including certain transactions negotiated on an arm’s length basis, where related person transactions may be in, or may not be inconsistent with, the best interests of the Company and its stockholders. Therefore, the Corporate Governance and Nominating Committee of the Board will review, ratify or approve, as necessary, any related person transaction prior to the transaction being entered into, or ratify any related person transaction that has not been previously approved, in which a director, executive officer, five percent owner or immediate family member of any such person has a material interest.

During 2009, the Company did not participate in any transactions in which any of the director nominees, executive officers, nor any of their immediate family members, had a direct or indirect material interest.

Director Independence

The Board has determined that each of the current directors except for Mr. Dumas and Mr. Chisholm is independent as that term is defined by rules of the New York Stock Exchange and, in the case of the Audit Committee, the SEC. Mr. Dumas is not an independent director because he was an officer of the Company until August 2009, and will continue to be an employee of the Company until June 30, 2010 pursuant to his retirement agreement. Mr. Chisholm is not an independent director while he is the Interim President. Additionally, each of James R. Massey, Kevin G. McMahon, Gary M. Pittman, Barry E. Stewart and William R. Ziegler served on the Company’s Board during the last completed fiscal year. Each such individual was independent as defined by rules of the New York Stock Exchange and, in the case of the Audit Committee, the SEC.

Also, none of the non-employee directors has any relationship with the Company other than being a director and stockholder, or any transaction or arrangement that interferes with each director’s independence.

Item 14.	Principal Accounting Fees and Services.

Audit Fees Summary

UHY has billed the Company and its subsidiaries fees as set forth in the table below for (i) the audits of the Company’s 2009 and 2008 annual financial statements, the audit of the 2008 report on internal control over financial reporting, reviews of quarterly financial statements, and review of other documents filed with the SEC, (ii) assurance and other services reasonably related to the audit or review of the Company’s financial statements, including due diligence services and (iii) services related to tax compliance. There were no other fees billed.

	Audit Fees ($)	Audit-Related Fees ($)	Non-Audit Fees ($)	Tax Fees ($)
Fiscal Year 2009	1,300,000	100,000	—	400,000
Fiscal Year 2008	1,400,000	500,000	—	500,000

The Audit Committee of the Board has adopted policies regarding the pre-approval of auditor services. All additional services must be pre-approved on a case-by-case basis. All of the services provided by UHY during fiscal year 2009 and 2008 were approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

3.2	Certificate of Designations for Series A Cumulative Convertible Preferred Stock dated August 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.4	Bylaws (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.1	Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.2	Form of Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit A to the Certificate of Designations for Series A Cumulative Convertible Preferred Stock filed as Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).

4.3	Form of Warrant to Purchase Common Stock of the Company, dated August 31, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (file no. 333-129308) filed on October 28, 2005).

4.4	Base Indenture, dated February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2008).

4.5	First Supplemental Indenture, dated February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2008).

4.6	Form of Global Security (incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2008).

4.7	Form of Exercisable Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2009).

4.8	Form of Contingent Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 17, 2009).

10.1	Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, dated August 31, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.2	Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., dated November 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2007).

10.3	Second Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A., dated February 4, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 7, 2008).

Exhibit Number	Exhibit Title

10.4	Fourth Amendment to Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, dated May 12, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2009).

10.5	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).

10.6	2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).

10.7	2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2007).

10.8	Asset Purchase Agreement, dated April 3, 2006, among Total Energy Technologies, LLC, USA Petrovalve, Inc. and Total Well Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.9	Exclusive License Agreement, dated April 3, 2006, among the Company, USA Petrovalve, Inc. and Total Well Solutions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.10	Asset Purchase Agreement, dated June 6, 2006, among LifTech, LLC, its owners and USA Petrovalve, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.11	Membership Interest Purchase Agreement, dated October 5, 2006, between Turbeco, Inc. and the owner of a 50% interest in CAVO Drilling Motors, Ltd Co. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006).

10.12	Asset Purchase Agreement, dated November 17, 2006, among Teal Supply Co., dba Triumph Drilling Tools, Inc., Turbeco Inc. and Michael E. Jensen (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2006).

10.13	Stock Purchase Agreement, dated August 31, 2007, among the Company, SES Holdings, Inc. and the stockholders thereof (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.14	Assignment of Membership Interest, dated November 15, 2007, between Turbeco, Inc. and the owner of the remaining 50% interest in CAVO Drilling Motors, Ltd Co. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2007).

10.15	Asset Purchase Agreement, dated February 4, 2008, by and among Teledrift Acquisition, Inc., the Company, Teledrift, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 7, 2008).

10.16	Share Lending Agreement among the Company, Bear Stearns & Co. Inc. and Bear Stearns International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 13, 2008).

10.17	Credit Agreement, dated March 31, 2008, among the Company, Wells Fargo Bank, National Association and the Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.18	Pledge and Security Agreement, dated March 31, 2008, among the Company and the subsidiaries named therein, in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

Exhibit Number	Exhibit Title

10.19	Guaranty Agreement, dated March 31, 2008, among the guarantors named therein, Wells Fargo Bank, N.A., the Lenders named therein, the Issuing Lender named therein and the Swap Counterparties named therein (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2008).

10.20	First Amendment and Temporary Waiver, dated February 25, 2009, among the Company, Wells Fargo Bank, National Association and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2009).

10.21	Second Amendment to Credit Agreement, dated March 13, 2009, among the Company, Wells Fargo Bank, N.A. and the Lenders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.22	Third Amendment and Waiver to Credit Agreement, dated August 6, 2009, among the Company, Wells Fargo Bank, N.A. and the Lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 12, 2009).

10.23	Waiver Agreement and Fourth Amendment to Credit Agreement, dated November 16, 2009, among the Company, Wells Fargo Bank, N.A. and the Lenders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

10.24	Separation and Release Agreement, dated August 5, 2008, between Lisa Meier and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 6, 2008).

10.25	Form of Unit Purchase Agreement, dated August 11, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 12, 2009).

10.26	Retirement Agreement, dated August 11, 2009, between Jerry D. Dumas, Sr. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 12, 2009).

10.27	Employment Agreement, dated August 11, 2009, between the Company and Jesse Neyman (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 12, 2009).

10.28	Service Agreement, dated August 11, 2009, among Chisholm Management, Inc., Protechnics II, Inc. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on August 12, 2009).

10.29	Employment Agreement, dated September 1, 2009, between the Company and Scott Stanton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 17, 2009).

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends (filed as Exhibit 12 to the Company’s Form 10-K filed on March 31, 2010).

21	List of Subsidiaries (filed as Exhibit 21 to the Company’s Form 10-K filed on March 31, 2010).

23*	Consent of UHY LLP.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm Interim President

Date: April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN W. CHISHOLM John W. Chisholm	Interim President and Director (Principal Executive Officer)	April 30, 2010

/S/ JESSE E. NEYMAN Jesse E. Neyman	Executive Vice President, Finance and Strategic Planning (Principal Financial and Principal Accounting Officer)	April 30, 2010

/S/ JERRY D. DUMAS, SR. Jerry D. Dumas, Sr.	Chairman	April 30, 2010

/S/ KENNETH T. HERN Kenneth T. Hern	Director	April 30, 2010

/S/ JOHN REILAND John Reiland	Director	April 30, 2010

/S/ RICHARD O. WILSON Richard O. Wilson	Director	April 30, 2010