Form 10-Q/A
period 2009-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2010-05-21
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

There were 30,091,151 shares of the issuer’s common stock, $.0001 par value, outstanding as of May 12, 2010.

EXPLANATORY NOTE

Flotek Industries, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, which was originally filed with the Securities and Exchange Commission on November 16, 2009 (the “Original Filing”), to include restated financial statements as described in Note 1 to the consolidated condensed financial statements. The financial statements are being restated due to adoption of FASB ASC 815-40-15-5 (“ASC 815-40”, formerly EITF 07-5), “Determining Whether an Instrument (Or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which became effective January 1, 2009 and indicates that the anti-dilution price protection features in the Company’s outstanding warrants require accounting for the fair value of the warrants as a liability. The restated financial statements account for the reclassification of the Company’s warrants from stockholders’ equity to a warrant liability, and for changes in the fair value of the warrant liability in the statement of operations.

The Company’s Original Filing reflected warrants to purchase 10,480,000 shares of the Company’s common stock as stockholder’s equity as of September 30, 2009. In this amendment, such warrants have been reclassified as liabilities in accordance with ASC 815-40. The resulting impact of this accounting change as of and for the quarterly period ended September 30, 2009 is an increase in the Company’s net loss of $0.8 million, a decrease in the Company’s additional paid-in capital of $5.2 million, an increase in the Company’s accumulated deficit of $0.8 million, and an increase in warrant liability of $6.0 million.

The revisions relate to non-operating and non-cash items as of and for the quarterly period ended September 30, 2009. ASC 815-40 did not impact the Company’s financial statements for periods ending June 30, 2009 or earlier. The restatement does not result in a change in the Company’s previously reported revenues or total cash and cash equivalents shown in its financial statements for the quarterly period ended September 30, 2009.

The items of the Original Filing which are amended and restated by this Quarterly Report on Form 10-Q/A as a result of the foregoing are:

•	Part I — Item 1 — Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 6 — Exhibits

For the convenience of the reader, this Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except share data)

	September 30, 2009	December 31, 2008
	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$0.6	$0.2
Accounts receivable, net of allowance for doubtful accounts of $0.7 million and $1.5 million, respectively	15.9	37.2
Inventories, net	29.2	38.0
Deferred tax asset, current	—	0.9
Income tax receivable	4.4	—
Other current assets	1.4	1.3

Total current assets	51.5	77.6
Property, plant and equipment, net	62.4	66.8
Goodwill	27.0	45.5
Intangible assets, net	35.8	38.0
Deferred tax assets, less current portion	—	6.6

TOTAL ASSETS	$176.7	$234.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7.9	$22.7
Accrued liabilities	6.1	13.5
Accrued interest payable	1.2	2.4
Income taxes payable	—	0.9
Current portion of long-term debt	26.0	9.0

Total current liabilities	41.2	48.5
Long-term debt, less current portion	0.3	29.5
Convertible senior notes, net of discount of $20.6 million and $24.2 million at September 30, 2009 and December 31, 2008, respectively	94.4	90.8
Warrant liability	6.0	—
Deferred tax liability, less current portion	2.7	—

Total liabilities	144.6	168.8

Commitments and contingencies

Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized, 16,000 issued and outstanding at September 30, 2009, net of discount	6.1	—
Common stock, $0.0001 par value; 40,000,000 shares authorized; September 30, 2009 shares issued: 23,697,430; outstanding: 22,914,532; December 31, 2008 shares issued: 23,174,286; outstanding: 22,782,091	—	—
Additional paid-in capital	82.8	76.8
Accumulated other comprehensive income	0.1	0.1
Accumulated deficit	(56.4)	(10.7)
Treasury stock: 259,716 shares and 158,697 shares at September 30, 2009 and December 31,2008, respectively	(0.5)	(0.5)

Total stockholders’ equity	32.1	65.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176.7	$234.5

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Revenue	$23.8	$62.8	$88.0	$166.1

Cost of revenue	17.5	36.2	65.5	95.9

Expenses:
Impairment of goodwill	—	—	18.5	—
Selling, general and administrative	7.2	12.4	26.6	34.3
Depreciation and amortization	1.2	1.6	3.7	4.2
Research and development	0.4	0.4	1.2	1.3

Total expenses	8.8	14.4	50.0	39.8

Income (loss) from operations	(2.5)	12.2	(27.5)	30.4

Other expense:
Interest expense	(4.1)	(3.9)	(11.6)	(9.7)
Change in fair value of warrant liability	(0.8)	—	(0.8)	—
Investment income and other, net	0.1	—	(0.1)	—

Total other expense	(4.8)	(3.9)	(12.5)	(9.7)
Income (loss) before income taxes	(7.3)	8.3	(40.0)	20.7
Provision for income taxes	(15.8)	(3.2)	(4.9)	(7.9)

Net income (loss)	(23.1)	5.1	(44.9)	12.8
Accrued dividends and accretion of discount on preferred stock	(0.8)	—	(0.8)	—

Net income (loss) allocable to common stockholders	$(23.9)	$5.1	$(45.7)	$12.8

Earnings (loss) per share allocable to common stockholders:
Basic	$(1.22)	$0.27	$(2.33)	$0.68
Diluted	$(1.22)	$0.27	$(2.33)	$0.66
Weighted average common shares used in computing basic earnings per common share (in thousands)	19,645	18,972	19,578	18,832
Incremental common shares from stock options, warrants and restricted stock (in thousands)	—	429	—	514

Weighted average common shares used in computing diluted earnings per common share (in thousands)	19,645	19,401	19,578	19,346

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2009	2008
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(44.9)	$12.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10.5	9.4
Amortization of deferred financing costs	1.1	0.7
Accretion of debt discount	3.6	2.5
Accretion of discount on preferred stock	0.5	—
Change in fair value of warrant liability	0.8	—
Impairment of goodwill	18.5	—
Stock compensation expense	1.3	2.1
Deferred tax expense	11.0	—
Changes in working capital and other	(0.3)	(4.1)

Net cash provided by operating activities	2.1	23.4

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(98.0)
Proceeds from sale of assets	2.1	1.1
Capital expenditures	(5.6)	(16.6)

Net cash used in investing activities	(3.5)	(113.5)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	0.9
Purchase of treasury stock	—	(0.3)
Proceeds from borrowings	12.6	46.7
Proceeds from convertible debt offering	—	115.0
Debt issuance cost	(0.8)	(5.5)
Repayments of indebtedness	(24.8)	(66.2)
Proceeds from preferred stock offering	16.0	—
Excess tax benefit of share based awards	—	1.5
Preferred stock issuance cost	(1.2)	—

Net cash provided by financing activities	1.8	92.1

Net increase in cash and cash equivalents	0.4	2.0
Cash and cash equivalents at beginning of period	0.2	1.3

Cash and cash equivalents at end of period	$0.6	$3.3

Supplemental disclosure of cash flow information:
Interest paid	$5.2	$5.6
Income taxes paid	$3.4	$7.8
Supplemental non-cash investing and financing activities:
Warrant liability recognized upon issuance of warrants	$5.2	$—

See notes to consolidated condensed financial statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amounts subsequent to December 31, 2008 are Unaudited)

(in millions)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares Issued	Par Value	Shares Issued	Value	Shares	Cost
Balance December 31, 2008	23.2	$—	—	$—	(0.2)	$(0.5)	$76.8	$0.1	$(10.7)	$65.7
Common stock issued	0.5	—	—	—	—	—	—	—	—	—
Issuance of preferred stock, net of fair value of detachable warrants	—	—	—	10.8	—	—	—	—	—	10.8
Issuance cost related to preferred stock	—	—	—	—	—	—	(1.2)	—	—	(1.2)
Accretion of discount on preferred stock	—	—	—	0.5	—	—	—	—	(0.5)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Beneficial conversion discount on preferred stock	—	—	—	(5.2)	—	—	5.2	—	—	—
Treasury stock purchased	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—	—	—
Tax benefit related to ASC 470	—	—	—	—	—	—	0.7	—	—	0.7
Stock compensation expense	—	—	—	—	—	—	1.3	—	—	1.3
Net loss	—	—	—	—	—	—	—	—	(44.9)	(44.9)

Balance September 30, 2009 (Restated)	23.7	$—	—	$6.1	(0.2)	$(0.5)	$82.8	$0.1	$(56.4)	$32.1

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

Restatement

The Company sold convertible preferred stock with detachable warrants to purchase shares of the Company’s common stock on August 12, 2009. At the date of the transaction, the Company allocated the gross proceeds to the preferred stock and the warrants based on their relative fair values. Approximately $5.2 million was allocated to the detachable warrants and was originally recorded as additional paid-in capital. Due to anti-dilution price adjustment provisions in the warrant agreements, the warrants are not considered indexed to the Company’s common stock, and therefore, the warrants cannot be classified in stockholders’ equity. Accordingly, the fair value of the warrants should have been recorded as a warrant liability when issued and adjusted to estimated fair value through the statement of operations at the end of each reporting period over the life of the warrants.

The Company has restated certain amounts included in these financial statements as follows (in millions, except per share data):

	September 30, 2009
Balance Sheet Information	As Reported	Adjustment	As Restated
Warrant liability	$—	$6.0	$6.0

Additional paid-in capital	88.0	(5.2)	82.8
Accumulated deficit	(55.6)	(0.8)	(56.4)
Total stockholders’ equity	38.1	(6.0)	32.1

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
Statement of Income (Loss) Information	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Change in fair value of warrant liability	$—	$(0.8)	$(0.8)	$—	$(0.8)	$(0.8)
Net income (loss)	(22.3)	(0.8)	(23.1)	(44.1)	(0.8)	(44.9)

Basic and diluted earnings (loss) per share allocable to common stockholders’	$(1.18)	$(0.04)	$(1.22)	$(2.29)	$(0.04)	$(2.33)

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

Note – 10 Fair Value of Financial Instruments

The following table presents fair value information regarding the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2009. The table also identifies the fair value hierarchy of the valuation techniques used by the Company to determine these fair values (in millions):

	Fair Value Measurements as of September 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swap (1)	$—	$0.4	$—	$0.4
Common stock warrants (2)	—	—	6.0	6.0

	$—	$0.4	$6.0	$6.4

(1)	See Note 9 for discussion of the interest rate swap. The swap valuation is obtained from a bank estimate using pricing models with market-based inputs.
(2)	See Note 11 for discussion of the warrants. The fair value of the warrants is estimated using a Black-Scholes option pricing model.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis as of the three months ended September 30, 2009 (in millions):

Warrant Liability

Beginning balance at July 1, 2009	$—
Fair value of warrants upon issuance	5.2
Fair value adjustments	0.8
Net transfers in/(out)	—

Ending balance at September 30, 2009	$6.0

The estimated fair value and carrying value of the Company’s other financial instruments are as follows (in millions):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes(1)	$94.4	$63.2	$90.8	$28.8
Senior Credit Facility	25.8	25.8	37.1	37.1
Capital lease obligations	0.6	0.6	0.8	0.8
Other	0.1	0.1	0.5	0.5

(1)	The Convertible Senior Note carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note, which includes the convertible equity features.

In 2009, the Company determined the estimated fair value of the Convertible Senior Notes based on the quoted market price of the notes. In 2008, the Company determined the estimated fair value of the Convertible Senior Notes by using available market information and commonly accepted valuation methodologies. The carrying value of the Senior Credit Facility approximates fair value because interest rates are variable, and accordingly, the carrying value approximates current market value for instruments with similar risks and maturities. Fair value of the capital leases was determined based on recent lease rates adjusted for a risk premium. The fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt-holder could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The Company had no cash equivalents at September 30, 2009.

The Company’s non-financial assets, including goodwill, other intangible assets and property and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., evidence of impairment).

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

Each share of Convertible Preferred Stock has a liquidation preference of $1,000. Dividends accrue at the rate of 15% of the liquidation preference per year and accumulate if not paid quarterly. The Company may pay dividends, at its option, in cash, common stock (based on the market value of the common stock) or a combination thereof. At September 30, 2009, the Company had accrued and unpaid dividends on its preferred stock of $0.3 million.

The Company may, at its option after February 11, 2010, automatically convert the preferred shares into common shares if the closing price of the common stock is equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the Convertible Preferred Stock automatically converts and the Company has not previously paid holders amounts equal to at least eight quarterly dividends on the Convertible Preferred Stock, the Company will also pay to the holders, in connection with any automatic conversion, an amount, in cash or shares of common stock, equal to eight quarterly dividends less any dividends previously paid to holders of the Convertible Preferred Stock.

The Company may redeem any of the Convertible Preferred Stock beginning on August 12, 2012. The initial redemption price will be 105% of the liquidation preference, declining to 102.5% on August 12, 2013, and to 100% on or after August 12, 2014, in each case plus accrued and unpaid dividends to the redemption date.

The Exercisable Warrants are immediately exercisable and will expire if not exercised by August 12, 2014. The Contingent Warrants became exercisable on November 9, 2009 and will expire if not exercised by November 9, 2014. Both the Exercisable Warrants and Contingent Warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for or convertible into common stock at a price per share less than their exercise price. Due to the anti-dilution price adjustment provision in the warrant agreements, the warrants were not considered equity and were recorded at fair value as warrant liabilities when issued and will be adjusted to fair value through the statement of operations at the end of each reporting period over the life of the warrants. The Company uses the Black-Scholes option-pricing model to estimate the value of the warrant liabilities at the end of each reporting period.

The gross proceeds from the issuance of the Units were allocated at the date of the transaction based on the relative fair values of the preferred stock and the warrants. In order to calculate the relative fair values, the Company obtained third-party valuations to assist it in establishing the fair value of the debt and equity components of the Units. The fair value of the warrants was determined using the Black-Scholes option-pricing model using a five-year term, volatility of 54%, a risk-free rate of 2.7% and assumed dividend rate of zero. The fair value of the preferred stock component was determined via separate valuations of the conversion rights and the host contract. The fair value of the conversion rights were determined based on a Monte Carlo simulation of the Company’s possible future stock prices, which generated potential conversion outcomes. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. As of the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the warrants) as preferred stock in stockholders’ equity and the detached warrants with a fair value of $5.2 million were recorded as a warrant liability.

The Company determined that the embedded conversion option within the preferred stock was beneficial (had intrinsic value) to the holders of the preferred stock. The intrinsic value of the conversion option was determined to be $5.2 million and was recognized as a beneficial conversion discount with offset to additional paid-in capital at the date of the transaction.

The conversion period for the preferred stock was estimated to be 36 months based on an evaluation of the conversion options. The accretion of the discount on the preferred stock recorded during the three months ended September 30, 2009 was $0.5 million.

The change in the fair value of the warrants from issuance through September 30, 2009 has been recorded by the Company in its statement of income (loss). The fair value of the warrants has been calculated using the Black-Scholes option-pricing model. At September 30, 2009, inputs for the fair value calculation included the actual remaining term of the warrants, volatility of 54.9%, a risk-free rate of 2.3%, and an assumed dividend rate of zero.

FLOTEK INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Note 15 – Income Taxes

The effective income tax rate for the three months ended September 30, 2009 and 2008 was (216.4)% and 38.1%, respectively. The effective income tax rate for the nine months ended September 30, 2009 and 2008 was (12.3)% and 38.0%, respectively. Our effective income tax rate in 2009 differs from the federal statutory rate primarily due to state income taxes, and the valuation allowance recorded against certain deferred tax assets. Our effective income tax rate in 2008 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction.

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

ASC Topic 740, “Income Taxes” requires all available evidence, both positive and negative, to be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. As discussed in “Note 1 – Our Business, Recent Events and Basis of Presentation,” we may need to generate additional financial resources in order to meet our business objectives and make scheduled payments or mandatory prepayments on our current debt obligations. If we are not able to generate positive cash flows and profits or obtain adequate additional financing or refinancing, we may be required to curtail operations or be unable to continue as a going concern. As a result, management determined the realization of deferred tax assets is uncertain as the Company is unable to consider tax planning strategies or projections of future taxable income in its evaluation of the realizability of it is deferred tax assets as of September 30, 2009. Under these circumstances, deferred tax assets may only be realized through future reversals of taxable temporary differences and carryback of net operating losses to available carryback periods. We have performed such an analysis and a valuation allowance of approximately $16.8 million has been provided against deferred tax assets as of September 30, 2009.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
	(in millions, except per share data)
Revenue	$23.8	$62.8	$88.0	$166.1
Cost of revenue (1)	17.5	36.2	65.5	95.9
Expenses:
Impairment of Goodwill	—	—	18.5	—
Selling, general and administrative	7.2	12.4	26.6	34.3
Depreciation and amortization	1.2	1.6	3.7	4.2
Research and development	0.4	0.4	1.2	1.3

Total expenses	8.8	14.4	50.0	39.8

Income (loss) from operations	(2.5)	12.2	(27.5)	30.4
Income (loss) from operations %	(10.5)%	19.3%	(31.3)%	18.3%
Other expense:
Interest expense (2)	(4.1)	(3.9)	(11.6)	(9.7)
Change in fair value of warrant liability (4)	(0.8)	—	(0.8)	—
Investment income and other	0.1	—	(0.1)	—

Total other expense	(4.8)	(3.9)	(12.5)	(9.7)
Income (loss) before income taxes	(7.3)	8.3	(40.0)	20.7
Provision for income taxes (3)	(15.8)	(3.2)	(4.9)	(7.9)

Net income (loss)	$(23.1)	$5.1	$(44.9)	$12.8
Accrued dividends and accretion of discount on cumulative convertible preferred stock	(0.8)	—	(0.8)	—

Net income (loss) allocable to common stockholders	$(23.9)	$5.1	$(45.7)	$12.8

Basic Earnings Per Share	$(1.22)	$0.27	$(2.33)	$0.68

Diluted Earnings Per Share	$(1.22)	$0.27	$(2.33)	$0.66

(1)	Includes Depreciation directly related to production of Revenue of $2.3 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $6.8 million and $5.2 million for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Includes Interest expense related to the application of Accounting Standards Codification (“ASC”) Topic 470, “Debt” of $1.2 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.
(3)	Includes Income tax expense of $18.6 million primarily related to the deferred tax valuation allowance recorded for the three and nine months ended September 30, 2009.
(4)	The fair value of the detachable warrants issued with the convertible preferred stock in August 2009 has been recorded as a warrant liability. Changes in the fair value of the warrants during the reporting period are included in results of operations.

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

The effective income tax rate for the three months ended September 30, 2009 and 2008 was 216.4% and 38.1%, respectively. The effective income tax rate for the nine months ended September 30, 2009 and 2008 was 12.3% and 38.0%, respectively. Our effective income tax rate in 2009 differs from the federal statutory rate primarily due to state income taxes, and the valuation allowance recorded against certain of our deferred tax assets. Our effective income tax rate in 2008 differs from the federal statutory rate primarily due to state income taxes and the domestic production activities deduction.

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

Operating Activities

In the nine months ended September 30, 2009, we generated $2.1 million in cash from operating activities. Net loss allocable to common stockholders for the nine months ended September 30, 2009 was $45.7 million. Non-cash additions to net loss during the nine months ended September 30, 2009 consisted primarily of $10.5 million of depreciation and amortization, $11.0 million of deferred tax expense, $1.3 million of compensation expense related to options and restricted stock awards, $3.6 million related to the accretion of the debt discount related to our Convertible Senior Notes, $0.5 million related to accretion of discount on cumulative convertible preferred stock and $18.5 million related to the impairment of goodwill.

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

The following is a listing of our contractually required and actual covenant ratios as of September 30, 2009:

Covenant	Required $/Ratio	Actual $/Ratio
Minimum Net Worth	Minimum $42.8 million	$18.8 million
Leverage Ratio (1)	Waived	10.37 to 1.00
Fixed Charge Coverage	Minimum 0.75 to 1.00	0.29 to 1.00
Senior Leverage	Maximum 2.00 to 1.00	1.93 to 1.00

(1)	Maximum leverage ratio was waived until June 30, 2010 in the August 6, 2009 amendment to our New Senior Credit Facility.

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

Warrant Liabilities

We evaluate financial instruments for freestanding and embedded derivatives. Warrant liabilities do not have readily determinable fair values, and therefore require significant management judgment and estimation. We use the Black-Scholes option-pricing model to estimate the value of the warrant liability at the end of each reporting period. Changes in the warrant liability during each reporting period are included in the statement of operations.

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

Item 6.	Exhibits.

Exhibit No.		Description of Exhibit

3.1	**	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed on November 9, 2009.

10.1	**	Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated August 31, 2007.

10.2	**	Credit Agreement, dated as of March 31, 2008, among Flotek Industries, Inc., Wells Fargo Bank, National Association and the Lenders named therein.

10.3	**	Second Amendment to Credit Agreement, dated as of March 13, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein.

10.4	**	Waiver Agreement and Fourth Amendment to Credit Agreement, dated as of November 16, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein.

31.1	*	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Principal Executive Officer.

31.2	*	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Principal Financial Officer.

32.1	*	Section 1350 Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer.

*	Filed herewith.
**	Filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as originally filed on November 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLOTEK INDUSTRIES, INC.
(Registrant)

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
Interim President

By:	/s/ JESSE E. NEYMAN
Jesse E. Neyman
Executive Vice President, Finance and Strategic Planning, Principal Financial Officer and Principal Accounting Officer

May 21, 2010

EXHIBITS

Exhibit No.		Description of Exhibit

3.1	**	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed on November 9, 2009.

10.1	**	Amended and Restated Credit Agreement between the Company and Wells Fargo Bank, N.A. dated August 31, 2007.

10.2	**	Credit Agreement, dated as of March 31, 2008, among Flotek Industries, Inc., Wells Fargo Bank, National Association and the Lenders named therein.

10.3	**	Second Amendment to Credit Agreement, dated as of March 13, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein.

10.4	**	Waiver Agreement and Fourth Amendment to Credit Agreement, dated as of November 16, 2009, among Flotek Industries, Inc., Wells Fargo Bank, N.A. and the Lenders named therein.

31.1	*	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Principal Executive Officer.

31.2	*	Certification (pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act) by Principal Financial Officer.

32.1	*	Section 1350 Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer.

*	Filed herewith.
**	Filed with our Quarterly Report on Form 10-Q for the quarter ended September 2009, as originally filed on November 16, 2009.