Form 10-K/A
period 2009-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2010-05-21
CIK 928054

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

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing market price on the Composite Tape on June 30, 2009) was approximately $45,224,000 (determined by subtracting the number of shares held by affiliates of Flotek Industries, Inc. on that date from the total number of shares outstanding on that date). At May 12, 2010, there were 30,091,151 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Flotek Industries, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Filing”), and amended by the Annual Report on Form 10-K/A (Amendment No. 1) filed on April 30, 2010, to include restated financial statements as described in Note 1 to the consolidated financial statements. The financial statements are being restated due to adoption of FASB ASC 815-40-15-5 (“ASC 815-40”, formerly EITF 07-5), “Determining Whether an Instrument (Or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which became effective as of January 1, 2009 and indicates that the anti-dilution price protection features in the Company’s outstanding warrants require accounting for the fair value of the warrants as a liability. The restated financial statements account for the reclassification of the Company’s warrants from stockholders’ equity to a warrant liability, and for changes in the fair value of the warrant liability in the statement of operations.

The Company’s Original Filing reflected warrants to purchase 10,480,000 shares of the Company’s common stock as stockholders’ equity as of December 31, 2009. In this amendment, such warrants have been reclassified as liabilities in accordance with ASC 815-40. The resulting impact of this accounting change as of and for the year ended December 31, 2009 is a decrease in the Company’s net loss of $0.5 million, a decrease in the Company’s additional paid-in capital of $5.2 million, a decrease in the Company’s accumulated deficit of $0.5 million, and an increase in warrant liability of $4.7 million.

The revisions relate to non-operating and non-cash items as of and for the fiscal year ended December 31, 2009. ASC 815-40 did not impact the Company’s financial statements for periods ending June 30, 2009 or earlier. The restatement does not result in a change in the Company’s previously reported revenues or total cash and cash equivalents shown in its financial statements for the fiscal year ended December 31, 2009.

The items of the Original Filing which are amended and restated by this Annual Report on Form 10-K/A

(Amendment No. 2) as a result of the foregoing are:

•	Part II—Item 6—Selected Financial Data

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II—Item 8—Financial Statements and Supplementary Data

•	Part IV—Item 15—Exhibits and Financial Statement Schedules

For the convenience of the reader, this Annual Report on Form 10-K/A (Amendment No. 2) sets forth the Original Filing in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A (Amendment No. 2) should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

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

	As of and for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Restated)
	(in thousands, except per share data)
Operating Data
Revenue	$112,550	$226,063	$158,008	$100,642	$52,869
Income (loss) from operations	(33,103)	(30,751)	29,686	18,853	10,114
Net income (loss)	(50,240)	(34,161)	16,727	11,350	7,720
Earnings (loss) per share – Basic	(2.68)	(1.78)	0.91	0.66	0.53
Earnings (loss) per share – Diluted	(2.68)	(1.78)	0.88	0.61	0.47

Financial Position Data
Total assets	178,610	234,575	160,793	82,890	52,158
Convertible senior notes and long-term debt, less discount and current portion	119,190	120,281	52,377	8,185	7,277
Stockholders’ equity	26,905	65,721	77,461	53,509	35,205

The 2009 amounts have been restated for a change in accounting for the fair value of the detachable warrants.

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

Results of Operations (in thousands):

	Years Ended December 31,
	2009	2008	2007
	(Restated)
Revenue	$112,550	$226,063	$158,008
Cost of revenue	83,166	135,307	94,561

Gross margin	29,384	90,756	63,447
Selling, general and administrative costs	36,943	46,311	30,639
Depreciation and amortization	4,926	5,570	2,273
Research and development costs	2,118	1,931	849
Impairment of goodwill and other intangible assets	18,500	67,695	—

Income (loss) from operations	(33,103)	(30,751)	29,686
Interest and other expense, net	(15,121)	(13,909)	(2,545)

Income (loss) before income taxes	(48,224)	(44,660)	27,141
(Provision) benefit for income taxes	(2,016)	10,499	(10,414)

Net income (loss)	$(50,240)	$(34,161)	$16,727

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

An income tax provision of $2.0 million was recorded for the year ended December 31, 2009, reflecting an effective tax rate of (4.2)%, compared to a tax benefit of $10.5 million for the year ended December 31, 2008, reflecting an effective tax rate of 23.5%. The change in our effective tax rate is primarily due to an $18.8 million valuation allowance recorded in 2009 against the deferred tax assets of one of our filing jurisdictions. In addition, the 2008 impairment had a $19.3 million impact on our 2008 tax provision and there was no similar impact in 2009.

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

Aggregate revolving credit limit	$15 million, but limited to $14.5 million (subject to change)

Interest rate margin	6.5% (above the prime rate or LIBOR)

Minimum net worth, as defined	$42.8 million

Leverage ratio, beginning June 30, 2010	4.75 to 1.0, declining quarterly to 3.75 to 1.0 at December 31, 2010

Senior leverage ratio	Maximum of 2.0 to 1.0

Maximum annual capital expenditures	$11 million for 2010

Our contractually required and actual covenant ratios as of December 31, 2009 were as follows:

Covenant	Required $/Ratio	Actual $/Ratio
Minimum net worth	Minimum $42.8 million	$14.3 million
Leverage ratio (1)	Waived	122.64 to 1.00
Fixed charge coverage	Minimum 0.75 to 1.00	0.02 to 1.00
Senior leverage	Maximum 2.00 to 1.00	27.05 to 1.00
(1)	Maximum leverage ratio has been waived until June 30, 2010.

At December 31, 2009, we were not in compliance with the minimum net worth, fixed charge coverage ratio, and senior leverage ratio covenants of the credit agreement.

On March 31, 2010, we entered into an Amended and Restated Credit Agreement with new lenders. The Amended and Restated Credit Agreement provided us with new cash proceeds of $6.1 million. Scheduled cash principal payments have been reduced for 2010 and 2011. We have the option to pay a portion of the interest by adding it to the principal balance, and if certain conditions are met, to make certain payments by issuing our common stock. The Amended and Restated Credit Agreement does not contain a revolving line of credit facility or quarterly and annual covenants. Also on March 31, 2010, we entered into our Exchange Agreement in which we expect to exchange $40 million of our convertible senior notes for the aggregate consideration of $36 million in new convertible senior secured notes and $2 million in shares of our common stock.

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

Warrant Liabilities

We evaluate financial instruments for freestanding and embedded derivatives. Warrant liabilities do not have readily determinable fair values, and therefore require significant management judgment and estimation. We use the Black-Scholes option-pricing model to estimate the value of warrant liabilities at the end of each reporting period. Changes in warrant liabilities during each reporting period are included in the statement of operations.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2009 to account for certain warrants pursuant to authoritative guidance in FASB ASC 815-40-15-5 (formerly EITF 07-5), “Determining Whether an Instrument (Or Embedded Feature) is Indexed to an Entity’s Own Stock”.

/s/ UHY LLP

Houston, Texas

March 31, 2010, except for changes as described in Notes 1, 11, and 14 as to which the date is May 21, 2010

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Restated)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,485	$193
Restricted cash	10	9
Accounts receivable, net of allowance for doubtful accounts of $948 and $1,465 at December 31, 2009 and 2008, respectively	14,612	37,205
Inventories	27,232	38,027
Deferred tax assets, current	762	917
Income tax receivable	6,607	—
Other current assets	871	1,291

Total current assets	56,579	77,642

Property and equipment, net	60,251	66,835
Goodwill	26,943	45,443
Other intangible assets, net	34,837	38,015
Deferred tax assets, less current portion	—	6,640

Total assets	$178,610	$234,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,021	$22,666
Accrued liabilities	4,941	13,509
Interest payable	2,672	2,402
Income taxes payable	—	979
Current portion of long-term debt	8,949	9,017

Total current liabilities	24,583	48,573

Convertible senior notes, net of discount	95,601	90,803
Long-term debt, less current portion	23,589	29,478
Warrant liability	4,729	—
Deferred tax liabilities	3,203	—

Total liabilities	151,705	168,854

Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock at accreted value, $0.0001 par value, 100,000 shares authorized, 16,000 issued and outstanding at December 31, 2009	6,943	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; shares issued and outstanding: 24,168,292 and 23,362,907, respectively, at December 31, 2009; 23,174,286 and 22,782,091, respectively, at December 31, 2008	2	2
Additional paid-in capital	83,555	76,788
Accumulated other comprehensive income	118	125
Accumulated deficit	(63,168)	(10,697)
Treasury stock at cost, 346,270 and 158,697 shares at December 31, 2009 and 2008, respectively	(545)	(497)

Total stockholders’ equity	26,905	65,721

Total liabilities and stockholders’ equity	$178,610	$234,575

See accompanying notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Restated)
	(in thousands, except share and per share data)
Revenue	$112,550	$226,063	$158,008

Cost of revenue	83,166	135,307	94,561

Gross margin	29,384	90,756	63,447

Expenses:
Selling, general and administrative	36,943	46,311	30,639
Depreciation and amortization	4,926	5,570	2,273
Research and development	2,118	1,931	849
Impairment of goodwill and intangible assets	18,500	67,695	—

Total expenses	62,487	121,507	33,761

Income (loss) from operations	(33,103)	(30,751)	29,686

Other income (expense):
Interest expense	(15,431)	(13,813)	(3,501)
Change in fair value of warrant liability	465	—	—
Other income (expense), net	(155)	(96)	956

Total other income (expense)	(15,121)	(13,909)	(2,545)
Income (loss) before income taxes	(48,224)	(44,660)	27,141
(Provision) benefit for income taxes	(2,016)	10,499	(10,414)

Net income (loss)	(50,240)	(34,161)	16,727
Accrued dividends and accretion of discount on preferred stock	(2,231)	—	—

Net income (loss) attributable to common stockholders	$(52,471)	$(34,161)	$16,727

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per common share	$(2.68)	$(1.78)	$0.91
Diluted earnings (loss) per common share	$(2.68)	$(1.78)	$0.88

Weighted average common shares used in computing basic earnings (loss) per common share	19,595,000	19,157,000	18,338,000
Weighted average common and common equivalent shares used in computing diluted earnings (loss) per common share	19,595,000	19,157,000	18,958,000

See accompanying notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Value	Shares	Value	Shares	Cost
Balance December 31, 2006	17,694	$1	—	$—	—	$—	$46,661	$37	$6,810	$53,509
Net income	—	—	—	—	—	—	—	—	16,727	16,727
Foreign currency translation adjustment	—	—	—	—	—	—	—	8	—	8

Comprehensive income										16,735
Common stock issued for acquisition	143	—	—	—	—	—	1,855	—	—	1,855
Treasury stock purchased	—	—	—	—	70	(190)	—	—	—	(190)
Restricted stock forfeited	2	—	—	—	2	—	—	—	—	—
Stock options and warrants exercised	627	—	—	—	—	—	1,502	—	—	1,502
Restricted stock granted	337	—	—	—	—	—	—	—	—	—
Tax benefit of share-based awards	—	—	—	—	—	—	2,473	—	—	2,473
Stock compensation expense	—	—	—	—	—	—	1,650	—	—	1,650
Adoption of FIN 48	—	—	—	—	—	—	—	—	(73)	(73)

Balance December 31, 2007	18,803	1	—	—	72	(190)	54,141	45	23,464	77,461
Net loss	—	—	—	—	—	—	—	—	(34,161)	(34,161)
Foreign currency translation adjustment	—	—	—	—	—	—	—	80	—	80

Comprehensive loss										(34,081)
Common stock issued under share lending agreement	3,800	1	—	—	—	—	—	—	—	1
Treasury stock purchased	—	—	—	—	17	(307)	—	—	—	(307)
Restricted stock forfeited	—	—	—	—	70	—	—	—	—	—
Stock options exercised	519	—	—	—	—	—	905	—	—	905
Restricted stock granted	52	—	—	—	—	—	—	—	—	—
Tax benefit of share-based awards	—	—	—	—	—	—	2,020	—	—	2,020
Stock compensation expense	—	—	—	—	—	—	2,500	—	—	2,500
Convertible debt bifurcation related to change in accounting principle, net of tax	—	—	—	—	—	—	17,222	—	—	17,222

Balance December 31, 2008	23,174	2	—	—	159	(497)	76,788	125	(10,697)	65,721
Net loss	—	—	—	—	—	—	—	—	(50,240)	(50,240)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(7)	—	(7)

Comprehensive loss										(50,247)
Sale of preferred stock, net of fair value of detachable warrants	—	—	16	10,806	—	—	—	—	—	10,806
Issuance costs of preferred stock and detachable warrants	—	—	—	—	—	—	(1,199)	—	—	(1,199)
Accretion of discount on preferred stock	—	—	—	1,331	—	—	—	—	(1,331)	—
Preferred stock dividends	—	—	—	—	—	—	—	—	(900)	(900)
Beneficial conversion discount on preferred stock	—	—	—	(5,194)	—	—	5,194	—	—	—
Restricted stock forfeited	—	—	—	—	152	—	—	—	—	—
Stock options exercised	100	—	—	—	—	—	30	—	—	30
Restricted shares issued and treasury stock purchased in payment of 2008 bonuses	471	—	—	—	35	(48)	481	—	—	433
Restricted stock granted	423	—	—	—	—	—	—	—	—	—
Reduction in tax benefit of share-based awards	—	—	—	—	—	—	(195)	—	—	(195)
Stock compensation expense	—	—	—	—	—	—	1,731	—	—	1,731
Tax benefit related to convertible debt bifurcation	—	—	—	—	—	—	725	—	—	725

Balance December 31, 2009 (Restated)	24,168	$2	16	$6,943	346	$(545)	$83,555	$118	$(63,168)	$26,905

See accompanying notes to consolidated financial statements.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Restated)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(50,240)	$(34,161)	$16,727
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,186	12,844	6,537
Amortization of deferred financing costs	1,459	1,030	—
Accretion of debt discount	4,798	3,580	—
Change in fair value of warrant liability	(465)	—	—
Equity income from affiliate	—	—	(509)
Gain on sale of assets	(1,365)	(2,881)	(204)
Impairment of goodwill and intangible assets	18,500	67,695	—
Stock compensation expense	1,731	2,500	1,650
Reduction in (excess) tax benefit of share-based awards	195	(2,020)	(2,473)
Deferred income tax provision (benefit)	10,500	(20,881)	(1,101)
Unrealized (gain) loss on interest rate swap	(199)	533	—
Change in current assets and liabilities:
Restricted cash	(1)	(1)	(9)
Accounts receivable	22,593	(8,543)	(44)
Inventories	10,795	(14,522)	671
Other current assets	(6,158)	(233)	(49)
Accounts payable	(14,645)	12,415	(2,378)
Accrued liabilities	(9,768)	5,124	3,834
Interest payable	270	2,395	(39)

Net cash provided by operating activities	2,186	24,874	22,613

Cash flows from investing activities:
Proceeds from sale of assets	2,858	4,554	1,274
Acquisitions, net of cash acquired	—	(97,973)	(53,028)
Purchase of patents	(2)	(48)	(2,521)
Other assets	—	—	(585)
Capital expenditures	(6,555)	(23,711)	(15,672)

Net cash used in investing activities	(3,699)	(117,178)	(70,532)

Cash flows from financing activities:
Proceeds from exercise of stock options	30	905	1,502
Purchase of treasury stock	(48)	(307)	(190)
Proceeds from borrowings	21,807	6,729	119,057
Proceeds from convertible debt offering	—	115,000	—
Debt issuance costs	(819)	(5,485)	—
Excess (reduction in) tax benefit of share-based awards	(195)	2,020	2,473
Repayments of indebtedness	(27,764)	(27,647)	(74,157)
Proceeds from preferred stock offering	16,000	—	—
Issuance costs of preferred stock and detachable warrants	(1,199)	—	—

Net cash provided by financing activities	7,812	91,215	48,685

Effect of exchange rate changes on cash and cash equivalents	(7)	—	6

Net increase (decrease) in cash and cash equivalents	6,292	(1,089)	772
Cash and cash equivalents at the beginning of year	193	1,282	510

Cash and cash equivalents at the end of year	$6,485	$193	$1,282

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

The Company has restated certain amounts included in these financial statements as follows (in thousands, except per share data):

	December 31, 2009
	As Reported	Adjustment	As Restated
Balance Sheet Information
Warrant liability	$—	$4,729	$4,729

Additional paid-in capital	88,749	(5,194)	83,555
Accumulated deficit	(63,633)	465	(63,168)
Total stockholders’ equity	31,634	(4,729)	26,905

	Year Ended December 31, 2009
	As Reported	Adjustment	As Restated
Statement of Operations Information
Change in fair value of warrant liability	$—	$465	$465
Net income (loss)	(50,705)	465	(50,240)

Basic and diluted earnings (loss) per common share	$(2.70)	$0.02	$(2.68)

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is tested for impairment at a reporting unit level. This requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations with its carrying amount, including goodwill. If this comparison reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all recognized and unrecognized assets and liabilities. The Company performs the required annual goodwill impairment evaluation in the fourth quarter.

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liabilities: Warrant liabilities do not have readily determinable fair values. The Company uses the Black-Scholes option-pricing model to estimate the value of the warrant liabilities at the end of each reporting period. Changes in warrant liabilities during each reporting period are included in the statement of operations.

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s current income tax expense reflects an estimate of its income tax liability for the current year, withholding taxes, changes in tax rates and changes in prior year tax estimates as returns are filed. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the enacted tax rates in effect at year end. A valuation allowance for deferred tax assets is recorded when it is more-likely-than-not that the benefit from the deferred tax asset will not be realized. The Company provides for uncertain tax positions pursuant to the provisions of ASC 740. The Company’s policy recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2006 through 2009.

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2009	2008	2007
	(Restated)
Supplemental non-cash investing and financing activities:
Acquisitions, net of cash acquired:
Fair value of net assets acquired	$—	$97,973	$58,233
Less cash acquired	—	—	(605)
Less debt issued	—	—	(1,544)
Less equity issued	—	—	(1,855)
Less equity in earnings prior to acquisition and other	—	—	(1,201)

Acquisitions, net of cash acquired	$—	$97,973	$53,028

Property and equipment acquired through capital leases	$211	$599	$206
Shares issued in payment of accrued bonus	$481	$—	$—
Warrant liability recognized upon issuance of warrants	$5,194	$—	$—

Supplemental cash flow information:
Interest paid	$9,063	$6,434	$2,852
Income taxes paid	$3,685	$8,244	$8,061

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently evaluating the effect of the accounting principle, but does not expect that its adoption will have a material effect on its consolidated financial statements. The Company will make the required disclosures and present the retrospective effect following adoption of this guidance effective January 1, 2010.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value,” which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. This update specifies valuation techniques allowed for measurement of the fair value of liabilities and clarifies when the quoted price for an identical liability traded as an asset in an active market can be recognized as a Level 1 fair value measurement. This guidance is effective for the first reporting period, including interim periods, beginning after its issuance. The Company adopted this guidance effective October 1, 2009. Adoption of this standard had no impact on the Company’s consolidated financial statements.

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the Company’s annual testing for goodwill impairment during the fourth quarter of 2008, impairments totaling $61.5 million were identified within three of the four reporting units. The impairment charge was recorded as an operating expense during the year ended December 31, 2008. The Company again tested for goodwill impairment during the second and third quarters of 2009 as a result of the continuing deterioration of the general economic and oil and gas industry conditions, and the declining financial performance of all of its reporting units. An impairment totaling $18.5 million was identified and recorded as an operating expense during the six months ended June 30, 2009. No further impairments of goodwill were recognized during the Company’s interim or annual testing for goodwill impairment during the third and fourth quarters of 2009.

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

Note 11—Fair Value of Financial Instruments

The following table presents fair value information regarding the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009. The table also identifies the fair value hierarchy of the valuation techniques used by the Company to determine these fair values (in thousands):

	Fair Value Measurements as of December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swap(1)	$—	$334	$—	$334
Common stock warrants(2)	—	—	4,729	4,729

	$—	$334	$4,729	$5,063

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest rate swap(1)	$—	$533	$—	$533

(1)	See Note 10 for discussion of the interest rate swap. The swap valuation is obtained from a bank estimate using pricing models with market-based inputs.
(2)	See Note 14 for discussion of the warrants. The fair value of the warrants is estimated using a Black-Scholes option pricing model.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2009 (in thousands):

Warrant Liability
Beginning balance at January 1, 2009	$—
Fair value of warrants upon issuance	5,194
Fair value adjustments	(465)
Net transfers in/(out)	—

Ending balance at December 31, 2009	$4,729

The estimated fair value and carrying value of the Company’s other financial instruments are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Senior Notes(1)	$95,601	$60,375	$90,803	$28,750
Senior Credit Facility	31,880	31,880	37,098	37,098
Capital lease obligations	658	628	882	845
Other	—	—	515	515

(1)

The Convertible Senior Note carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note, which includes the convertible equity features.

In 2009, the Company determined the estimated fair value of the Convertible Senior Notes based on the quoted market price of the notes. In 2008, the Company determined the estimated fair value of the Convertible Senior Notes by using available market information and commonly accepted valuation methodologies. The carrying value of the Senior Credit Facility approximates fair value because interest rates are variable, and accordingly, the carrying value approximates current market value for instruments with similar risks and maturities. Fair value of the capital leases was determined based on recent lease rates adjusted for a risk premium. At December 31, 2008, the fair value of the other note approximated carrying value due its short-term maturity. At December 31, 2009 and 2008, the fair value of all other receivables and liabilities approximated their carrying values due to the short-term nature of these instruments. The Company had no cash equivalents at December 31, 2009 and 2008.

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities convertible into shares of common stock, not used because the effect would be anti-dilutive for 2009 and 2008, are as follows (in thousands):

	2009	2008
Stock options under long-term incentive plans	1,605	857
Stock warrants	10,480	—
Convertible senior notes (if-converted)	5,055	5,055
Convertible preferred stock (if-converted)	6,957	—

	24,097	5,912

Note 13—Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(9,196)	$8,681	$9,718
State	273	1,254	1,525
Foreign	439	447	272

Total current	(8,484)	10,382	11,515

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2009	2008	2007
Deferred:
Federal	10,474	(20,287)	(1,091)
State	26	(594)	(10)

Total deferred	10,500	(20,881)	(1,101)

Provision (benefit) for income taxes	$2,016	$(10,499)	$10,414

A reconciliation of the actual tax rate to the statutory U.S. tax rate is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	(0.8)	3.2
Change in valuation allowance	(38.6)	—	—
Goodwill impairment	—	(11.6)	—
Other	(1.5)	0.9	0.2

Effective income tax rate	(4.2)%	23.5%	38.4%

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each share of Convertible Preferred Stock has a liquidation preference of $1,000. Dividends accrue at the rate of 15% of the liquidation preference per year and accumulate if not paid quarterly. The Company may pay dividends, at its option, in cash, common stock (based on the market value of the common stock) or a combination thereof. At December 31, 2009, the Company had accrued and unpaid dividends on its preferred stock of $0.9 million.

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The gross proceeds from the issuance of the Units were allocated at the date of the transaction based on the relative fair values of the preferred stock and the warrants. In order to calculate the relative fair values, the Company obtained third-party valuations to assist it in establishing the fair value of the debt and equity components of the Units. The fair value of the warrants was determined using the Black-Scholes option-pricing model using a five-year term, volatility of 54%, a risk-free rate of 2.7% and assumed dividend rate of zero. The fair value of the preferred stock component was determined via separate valuations of the conversion rights and the host contract. The fair value of the conversion rights were determined based on a Monte Carlo simulation of the Company’s possible future stock prices, which generated potential conversion outcomes. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. As of the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the warrants) as preferred stock in stockholders’ equity and the detachable warrants with a fair value of $5.2 million were recorded as a warrant liability.

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

The change in the fair value of the warrants from issuance through December 31, 2009 has been recorded by the Company in its statement of operations. The fair value of the warrants has been calculated at each period end using the Black-Scholes option-pricing model. At December 31, 2009, inputs for the fair value calculation included the actual remaining term of the warrants, volatility of 55.8%, a risk-free rate of 2.7%, and an assumed dividend rate of zero.

During March, 2010, holders of 2,780 shares of preferred stock elected conversion into 1,208,692 shares of the Company’s common stock (see Note 19).

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Incentive Plans

Stockholders approved Long Term Incentive Plans in 2007, 2005 and 2003 (the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, and non-employee directors in the form of stock options, restricted stock and certain other incentive awards. The maximum number of shares that may be issued under the 2007 Plan, 2005 Plan and 2003 Plan are 2,200,000, 1,900,000 and 1,400,000, respectively. At December 31, 2009, the Company had 182,790 shares remaining to be granted under the 2007 Plan and 121,232 shares remaining to be granted under the 2005 Plan. At December 31, 2009, options to purchase a total of 1,605,398 shares were outstanding under the Company’s Long Term Incentive Plans.

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of stock option activity for the year ended December 31, 2009 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2009	857,251	$9.57
Granted	1,240,132	1.99
Exercised	(100,000)	0.30
Forfeited and expired	(391,985)	6.12

Outstanding as of December 31, 2009	1,605,398	$5.13	7.61	$171,367

Vested or expected to vest at December 31, 2009	1,532,958	$5.19	7.55	$168,842

Options exercisable as of December 31, 2009	481,411	$8.36	4.54	$71,367

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

During the year ended December 31, 2009, the Company awarded 894,006 RSAs to certain employees under the 2007 Plan. All of these RSAs were time-vesting. A summary of restricted stock activity for the year ended December 31, 2009 is as follows:

Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2009	233,498	$24.51
Granted	894,006	1.18
Vested	(515,701)	2.32
Forfeited	(152,688)	5.72

Non-vested at December 31, 2009	459,115	$10.26

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(Restated)	(Restated)
	(in thousands, except per share data)
2009
Revenue	$40,676	$23,503	$23,818	$24,553
Gross margin	12,491	3,647	6,404	6,842
Net loss	(1,980)	(19,793)	(23,152)	(5,315)
Loss per share:
Basic	(0.10)	(1.01)	(1.22)	(0.35)
Diluted	(0.10)	(1.01)	(1.22)	(0.35)
2008
Revenue	$46,471	$56,809	$62,787	$59,996
Gross margin	18,821	24,698	26,675	20,562
Net income (loss)	3,209	4,439	5,173	(46,982)
Earnings (loss) per share:
Basic	0.17	0.23	0.27	(2.45)
Diluted	0.17	0.23	0.27	(2.45)

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

10.29	Employment Agreement, dated September 1, 2009, between the Company and Scott Stanton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 17, 2009).

12*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21**	List of Subsidiaries.

23*	Consent of UHY LLP.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

*	Filed herewith.
**	Filed with our Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
Interim President

Date: May 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM John W. Chisholm	Interim President (Principal Executive Officer)	May 21, 2010

/s/ JESSE E. NEYMAN Jesse E. Neyman	Executive Vice President, Finance and Strategic Planning (Principal Financial Officer and Principal Accounting Officer)	May 21, 2010

/s/ JERRY D. DUMAS, SR. Jerry D. Dumas, Sr.	Chairman	May 21, 2010

/s/ KENNETH T. HERN Kenneth T. Hern	Director	May 21, 2010

/s/ JOHN REILAND John Reiland	Director	May 21, 2010

/s/ RICHARD O. WILSON Richard O. Wilson	Director	May 21, 2010