Form 10-Q
period 2010-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2010-05-21
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2010, there were 30,091,151 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLOTEK INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,458	$6,485
Restricted cash	—	10
Accounts receivable, net of allowance for doubtful accounts of $961 and $948 at March 31, 2010 and December 31 2009, respectively	17,942	14,612
Inventories	27,183	27,232
Deferred tax assets	432	762
Income tax receivable	9,202	6,607
Other current assets	2,325	871

Total current assets	63,542	56,579

Property and equipment, net	57,933	60,251
Goodwill	26,943	26,943
Other intangible assets, net	41,125	35,128

Total assets	$189,543	$178,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,012	$8,021
Accrued liabilities	8,685	4,941
Interest payable	526	2,672
Deferred tax liabilities	344	—
Current portion of long-term debt	6,610	8,949

Total current liabilities	27,177	24,583

Convertible notes, net of discount	94,904	95,601
Long-term debt, less current portion	34,028	23,589
Warrant liability	6,542	4,729
Deferred tax liabilities, less current portion	3,204	3,203

Total liabilities	165,855	151,705

Commitments and contingencies

Stockholders’ equity:
Cumulative convertible preferred stock at accreted value, $0.0001 par value, 100,000 shares authorized; 13,220 and 16,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	6,452	6,943
Common stock, $0.0001 par value, 80,000,000 shares authorized; shares issued and outstanding: 30,423,977 and 29,638,296, respectively, at March 31, 2010 and 24,168,292 and 23,362,907, respectively, at December 31, 2009	3	2
Additional paid-in capital	93,150	84,020
Accumulated other comprehensive income	111	118
Accumulated deficit	(75,483)	(63,342)
Treasury stock at cost, 367,349 and 346,270 shares at March 31, 2010 and December 31, 2009, respectively	(545)	(545)

Total stockholders’ equity	23,688	27,196

Total liabilities and stockholders’ equity	$189,543	$178,901

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Revenue	$28,370	$40,676

Cost of revenue	20,358	28,185

Gross margin	8,012	12,491

Expenses:
Selling, general and administrative	10,191	10,289
Depreciation and amortization	1,193	1,244
Research and development	362	429

Total expenses	11,746	11,962

Income (loss) from operations	(3,734)	529

Other income (expense):
Loss on extinguishment of debt	(995)	—
Interest expense	(4,218)	(3,686)
Other financing costs	(816)	—
Change in fair value of warrant liability	(1,813)	—
Other income (expense), net	62	(145)

Total other income (expense)	(7,780)	(3,831)

Loss before income taxes	(11,514)	(3,302)
Income tax benefit	2,001	1,299

Net loss	(9,513)	(2,003)

Accrued dividends and accretion of discount on preferred stock	(2,628)	—

Net loss attributable to common stockholders	$(12,141)	$(2,003)

Basic and diluted earnings (loss) per common share:
Basic and diluted earnings (loss) per common share	$(0.60)	$(0.10)

Weighted average common shares used in computing basic and diluted earnings (loss) per common share	20,167	19,177

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,513)	$(2,003)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,498	3,454
Amortization of deferred financing costs	485	352
Accretion of debt discount	1,295	1,156
Loss on extinguishment of debt	995	—
Change in fair value warrant liability	1,813	—
(Gain) loss on sale of assets	(108)	134
Stock compensation expense	375	486
Reduction in (excess) tax benefit of share-based awards	373	(8)
Deferred income tax provision (benefit)	302	(4,224)
Unrealized loss on interest rate swap	—	56
Change in current assets and liabilities:
Restricted cash	10	—
Accounts receivable	(3,330)	15,197
Inventories	49	151
Income tax receivable	(2,595)	—
Other current assets	(1,454)	(1,557)
Accounts payable	2,991	(3,788)
Accrued liabilities	1,405	(5,170)
Interest payable	(2,146)	(1,435)

Net cash (used in) provided by operating activities	(5,555)	2,801

Cash flows from investing activities:
Proceeds from sale of assets	580	801
Purchase of patents	(4)	—
Capital expenditures	(975)	(3,872)

Net cash used in investing activities	(399)	(3,071)

Cash flows from financing activities:
Proceeds from borrowings	40,000	3,304
Repayments of indebtedness	(31,951)	(2,272)
Debt issuance costs	(1,742)	(368)
Reduction in tax benefit of share-based awards	(373)	—

Net cash provided by financing activities	5,934	664

Effect of exchange rate changes on cash and cash equivalents	(7)	2

Net (decrease) increase in cash and cash equivalents	(27)	396
Cash and cash equivalents at the beginning of the period	6,485	193

Cash and cash equivalents at the end of the period	$6,458	$589

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(amounts subsequent to December 31, 2009 are unaudited)

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares issued	Value	Shares	Value	Shares	Cost

Balance December 31, 2009	24,168	$2	16	$6,943	346	$(545)	$84,020	$118	$(63,342)	$27,196
Net loss	—	—	—	—	—	—	—	—	(9,513)	(9,513)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(7)	—	(7)

Comprehensive loss										(9,520)
Common stock issued in payment of debt issuance costs	3,431	1	—	—	—	—	4,356	—	—	4,357
Common stock issued in exchange for convertible notes	1,569	—	—	—	—	—	1,992	—	—	1,992
Accretion of discount on preferred stock	—	—	—	2,289	—	—	—	—	(2,289)	—
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(339)	(339)
Restricted stock forfeited	—	—	—	—	21	—	—	—	—	—
Restricted stock granted	47	—	—	—	—	—	—	—	—	—
Reduction in tax benefit of share-based awards	—	—	—	—	—	—	(373)	—	—	(373)
Stock compensation expense	—	—	—	—	—	—	375	—	—	375
Conversion of preferred stock into common stock	1,209	—	(3)	(2,780)	—	—	2,780	—	—	—

Balance March 31, 2010	30,424	$3	13	$6,452	367	$(545)	$93,150	$111	$(75,483)	$23,688

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

Organization

Flotek Industries, Inc. (“Flotek”) is a global developer and supplier of drilling and production related products and services. Flotek’s core focus, and that of its wholly-owned subsidiaries (collectively referred to as the “Company”), is oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools used in the energy and mining industries. The Company also manages automated bulk material handling, loading and blending facilities. Flotek’s products and services help customers drill wells more efficiently, increase production from existing wells and decrease well operating costs. Major customers include leading oilfield service providers, major and independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The Financial Statements, including selected notes, have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K/A Amendment No. 2. A copy of Flotek’s 2009 Annual Report on Form 10-K may be obtained by visiting www.sec.gov and conducting a search of the Company’s Ticker Symbol: FTK or by visiting the Company’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Actual results could differ from these estimates.

Note 2—Recent Accounting Pronouncements

Application of New Accounting Standard

Effective January 1, 2010, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” which amends or added certain paragraphs to the related Accounting Standards Codification (“ASC” or “Codification”) Topic 470, “Debt.” This standard addresses the accounting for an entity’s own-share lending arrangement initiated in conjunction with convertible debt or another financing offering and the effect a share-lending arrangement has on earnings per share. The guidance also addresses the accounting and earnings per share implications for probable or actual defaults by the share borrower. The new guidance is required to be applied retrospectively to all periods presented.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has applied this guidance to its share lending arrangement which is described in Note 9. The retrospective effect of the adoption of ASU No. 2009-15 on the Company’s consolidated financial statements as of December 31, 2009 and for the three months ended March 31, 2009 is as follows (in thousands, except per share data):

Balance Sheet Information

	As of December 31, 2009
	As Reported	Adjustment	As Adjusted

Other intangible assets (deferred financing costs)	$34,837	$291	$35,128
Total assets	178,610	291	178,901

Additional paid-in-capital	$83,555	$465	$84,020
Accumulated deficit	(63,168)	(174)	(63,342)
Total stockholders’ equity	26,905	291	27,196
Total liabilities and stockholders’ equity	178,610	291	178,901

Statement of Operations Information

	Three Months Ended March 31, 2009
	As Reported	Adjustment	As Adjusted

Interest expense	$(3,663)	$(23)	$(3,686)
Net loss	(1,980)	(23)	(2,003)
Net loss attributable to common stockholders	(1,980)	(23)	(2,003)

Basic and diluted loss per common share	$(0.10)		$(0.10)

Weighted average common and common equivalent shares used in computing basic and diluted loss per common share	19,177		19,177

New Accounting Requirements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820-10 to require new disclosures related to the movements in and out of Levels 1, 2, and 3 and clarifies existing disclosures regarding the classification and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about certain Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the guidance regarding disclosure of movements in and out of the fair value measurement levels effective January 1, 2010. Adoption of this standard for these disclosures had no impact on the Company’s consolidated financial statements. The Company does not expect that adoption, effective January 1, 2011, of the new disclosure requirements regarding Level 3 fair value measurements will have a material impact on the Company’s consolidated financial statements.

Note 3—Supplemental Cash Flow Information (in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Supplemental non-cash investing and financing activities:
Shares of common stock issued in payment of debt issuance costs	$4,357	$—
Shares of common stock issued in exchange for convertible notes	2,000	—
Reduction of convertible debt upon note exchange	1,996	—
Property and equipment acquired through capital leases	51	62

Supplemental cash payment information:
Interest paid	$5,351	$3,652
Income taxes paid	115	2,852

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Product Revenue

The Company generates revenue from (1) product sales, (2) equipment rentals and (3) service provider engagements. Revenue, and associated cost of revenue, resultant from each of the aforementioned activities are provided below (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenue:
Product	$18,294	$26,944
Rental	7,629	9,867
Service	2,447	3,865

	$28,370	$40,676

Cost of Revenue:
Product	$11,178	$17,534
Rental	5,175	5,880
Service	1,700	2,562
Depreciation	2,305	2,209

	$20,358	$28,185

Note 5—Inventories

Inventories, as of March 31, 2010 and December 31, 2009, are as follows (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials	$9,946	$9,653
Work-in-process	45	—
Finished goods (includes in-transit)	20,478	20,659

Gross inventories	30,469	30,312
Less: slow-moving and obsolescence reserve	(3,286)	(3,080)

Inventories, net	$27,183	$27,232

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Property and Equipment

Property and equipment as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Land	$1,338	$1,338
Buildings and leasehold improvements	19,000	19,143
Machinery, equipment and rental tools	61,283	62,369
Equipment in progress	519	133
Furniture and fixtures	1,301	1,306
Transportation equipment	4,201	4,252
Computer equipment	1,746	1,750

Gross property and equipment	89,388	90,291
Less: accumulated depreciation	(31,455)	(30,040)

Property and equipment, net	$57,933	$60,251

Depreciation expense was $2.9 million for the three months ended March 31, 2010 and 2009. Depreciation expense that directly relates to activities that generate revenue amounted to $2.3 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively, and is recorded in cost of revenue.

Note 7—Goodwill

The Company tests goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if circumstances indicate a potential impairment. The Company has identified four reporting units, of which only two, Chemicals and Logistics and Teledrift have an unamortized goodwill balance at March 31, 2010. Goodwill was not tested for impairment during the quarters ended March 31, 2010 and 2009.

Note 8—Other Intangible Assets

Other intangible assets as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Patents	$6,282	$6,282
Customer lists	28,543	28,543
Non-compete agreements	1,715	1,715
Brand name	6,199	6,199
Supply contract	1,700	1,700
Other	428	428

Other acquired intangible assets	44,867	44,867
Less accumulated amortization	(14,552)	(13,925)

Net other acquired intangible assets	30,315	30,942
Deferred financing costs, net	10,810	4,186

Other intangible assets, net	$41,125	$35,128

Other acquired intangible assets are amortized on a straight-line basis from two to 20 years. The Company recognized amortization expense of $0.6 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. Deferred financing costs are amortized using the effective interest method. During the three months ended March 31, 2010, the Company incurred deferred financing costs of $8.1 million relating to its new term loan and the exchange of the convertible notes and expensed $1.0 million of unamortized deferred financing costs related to the senior credit facility with Wells Fargo, which was repaid on March 31, 2010.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Convertible Notes and Long-Term Debt

Convertible notes and long-term debt are as follows (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Convertible notes:
Convertible senior notes (2008 Notes)	$75,000	$115,000
Convertible senior secured notes (2010 Notes)	36,004	—
Less discount on notes	(16,100)	(19,399)

Convertible senior notes, net of discount	$94,904	$95,601

Long-term debt:
Term loan	$40,000	$—
Senior credit facility
Equipment term loans	—	21,210
Revolving line of credit	—	9,953
Real estate term loans	—	717
Capital lease obligations	638	658

Total	40,638	32,538
Less current portion	(6,610)	(8,949)

Long-term debt, less current portion	$34,028	$23,589

Convertible Notes

The Company’s convertible notes consist of Convertible Senior Notes (the “2008 Notes”) and Convertible Senior Secured Notes (the “2010 Notes”).

On February 14, 2008, the Company issued the 2008 Notes at par, in the aggregate principal amount of $115 million. Net proceeds received from issuance of the Notes were $111.8 million. The 2008 Notes bear interest at 5.25% and mature on February 15, 2028.

On March 31, 2010, the Company executed an exchange agreement with Whitebox Advisors LLC and a syndicate of lenders under the Amended and Restated Credit Agreement related to the Company’s term loan (described below). The exchange agreement permitted each lender to exchange the Company’s 2008 Notes which they held, up to the principal amount of its participation in the new $40 million term loan, for 2010 Notes and shares of the Company’s common stock.

Upon closing of the exchange, investors received, for each $1,000 principal amount of the 2008 Notes exchanged, (a) 2010 Notes in a principal amount of $900 and (b) $50 in shares of the Company’s common stock (based on the greater of 95% of the volume-weighted average price of the common stock for the preceding ten trading days or the closing price of the common stock on the day before the closing). The 2010 Notes have the same maturity date, interest rate, conversion rights, conversion rate, Company redemption rights and guarantees as the 2008 Notes, except that in addition they are also secured by a second priority lien on substantially all of the Company’s assets.

The Company exchanged $40 million of 2008 Notes for the aggregate consideration of $36 million in 2010 Notes and $2 million in shares of the Company’s common stock. On March 31, 2010, the Company issued 1,568,867 shares of common stock to satisfy the common stock component of the exchange. The Company has treated this transaction as an exchange for accounting purposes. As a result, no gain or loss was recognized at the time of the transaction, and the difference between the exchanged debt and its carrying amount has been recorded as a reduction of the discount being amortized over the period the convertible debt is expected to be outstanding. The Company has capitalized commitment fees which are being amortized over the period the debt is expected to be outstanding using the effective interest method. Third-party transaction costs incurred in connection with this exchange transaction of $0.8 million have been expensed.

Because the Company is a holding company with no independent assets or operations, the 2008 Notes and the 2010 Notes are guaranteed by the Company and each of its wholly-owned subsidiaries. The guarantees are full and unconditional, and joint and several, on a senior, unsecured basis. The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest on the 2008 Notes and the 2010 Notes accrues at 5.25% per annum, and is payable semiannually in arrears on February 15 and August 15 of each year. The Company is also required to pay contingent interest to holders of the 2008 Notes and the 2010 Notes during any six-month period from an interest payment date to, but excluding, the following interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the note. The amount of contingent interest payable per note with respect to any such period will be equal to 0.5% per annum of the average trading price of such note for the five trading days referred to above.

The 2008 Notes and 2010 Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem for cash all or a portion of the 2008 Notes and the 2010 Notes at a redemption price of 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest (including any contingent interest). Holders may require the Company to purchase all or a portion of their 2008 Notes or 2010 Notes on each of February 15, 2013, February 15, 2018, and February 15, 2023. In addition, if the Company experiences specific types of corporate transactions, holders may require the Company to purchase all or a portion of their notes. Any repurchase of notes pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest (including any contingent interest).

The 2008 Notes and the 2010 Notes are convertible into shares of the Company’s common stock at the option of the holder, subject to specified conditions. The conversion rate is 43.9560 shares per $1,000 principal amount of the notes (equal to a conversion price of approximately $22.75 per share), subject to adjustment. Upon conversion, the Company will deliver, at its option, either shares of its common stock or a combination of cash and shares of its common stock.

Because the 2008 Notes may be settled in cash upon conversion, the Company has accounted for the liability and equity components of the 2008 Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company assumed an 11.5% nonconvertible debt interest rate and an expected term of the debt of five years to determine the debt discount. The expected term of five years is based upon the time until a call/put option can be exercised on the 2008 Notes in February 2013. The effective tax rate assumed was 38.0%. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with a related deferred tax liability of $10.6 million. The resulting discount on the 2008 Notes is being accreted over the period the convertible debt is expected to be outstanding as additional noncash interest expense. At the date of the exchange described above, the unamortized discount related to the 2008 Notes exchanged was allocated to the 2010 Notes and continues to be amortized over the same period, at an assumed rate of 9.9%, on the effective interest method. During the three months ended March 31, 2010 and 2009, noncash interest expense related to accretion of the discount was $1.3 million and $1.2 million, respectively.

Term Loan—Senior Credit Facility

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement with Whitebox Advisors LLC, as administrative agent for a syndicate of lenders, for a $40 million term loan. This term loan refinanced the Company’s existing senior credit facility at Wells Fargo Bank and provided net proceeds of $6.1 million to the Company.

The indebtedness under the term loan matures November 1, 2012 and has scheduled cash principal payments of $750,000 in 2010, $3,750,000 in 2011, and $3,000,000 in 2012 with and the remaining unpaid principal balance due at maturity. Interest is payable quarterly. The Company has the option to either pay the total amount of interest due in cash or to pay a portion of the interest in cash and capitalize the balance of the interest, thereby increasing the principal amount of the new senior credit facility. The annualized cash interest rate is 12.5% when the principal balance exceeds $30 million, 11.5% when the principal balance is $20 million or more but not in excess of $30 million, and 10.5% when the principal balance is less than $20 million. If the Company elects to capitalize a portion of the interest, the annualized cash interest rate is 8% and additional interest is capitalized and added to the principal amount of the new senior credit facility at a annualized rate of 6% when the principal balance exceeds $30 million, 4.5% when the principal balance is $20 million or more but not in excess of $30 million, and 3.5% when the principal balance is less than $20 million.

The Amended and Restated Credit Agreement requires additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes, depreciation and amortization) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5 million and up to $15 million from certain asset disposals, plus 75% of cash proceeds in excess of $15 million from certain asset disposals, (c) 75% of any Federal income tax refunds, and (d) $1 million of principal on quarterly payment dates, when the Company’s stock price is equal to or greater than $1.27 per share, payable by issuing common stock (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

The Amended and Restated Credit Agreement provides for a commitment fee of $7,300,000, payable as follows: (a) $925,975 in cash at closing, (b) $4,374,025 through the issuance of 3,431,133 shares of common stock at closing (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days), (c) $1,000,000 payable in September 2010 in cash or common stock (based on 90% of the greater of the volume-weighted average price of the common stock for the preceding ten trading days or $1.27 per share), and (d) $1,000,000 payable in March 2011 in cash

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or common stock (based on 85% of the greater of the volume-weighted average price of the common stock for the preceding ten trading days or $1.27 per share). At March 31, 2010, the liability for the unpaid commitment fee of $2.0 million is recorded in accrued liabilities within the balance sheet. The election as to whether the commitment fee for (c) and (d) is payable in cash or common stock is made by the Company if the volume-weighted average price of the common stock is $1.00 or more per share and by the lenders if such average is less than $1.00 per share at the payment date. One half of the commitment fee has been allocated to the exchange transaction involving the Company’s convertible notes (described above).

The Amended and Restated Credit Agreement does not contain a revolving line of credit facility or quarterly and annual financial covenants. The credit agreement restricts the payment of dividends on the Company’s common stock without the prior written consent of the lenders.

Share Lending Agreement

Concurrent with the offering of the 2008 Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear, Stearns International Limited (the “Borrower”). In May 2008, the Borrower became an indirect, wholly-owned subsidiary of JPMorgan Chase & Company. Under the Share Lending Agreement, the Company agreed to loan 3,800,000 shares of common stock (the “Borrowed Shares”) to the Borrower during a period beginning February 11, 2008 and ending on February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower that the entire principal balance of the 2008 Notes ceases to be outstanding or upon agreement with the Borrower. The Borrower is permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the convertible senior notes and the establishment of hedge positions by holders of the convertible senior notes. The Company did not require collateral in support of the Share Lending Agreement.

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

The Borrowed Shares are issued and outstanding for corporate law purposes, and accordingly, the holders of the Borrowed Shares have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of shareholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of common stock. However, under the Share Lending Agreement, the Borrower has agreed to pay to the Company, within one business day after the relevant payment date, an amount equal to any cash dividends that the Company pays on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company makes on the Borrowed Shares.

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

The fair value of the Share Lending Agreement at its inception was $0.5 million and has been capitalized as an issuance cost and is being amortized to interest expense over its expected term of five years using the effective interest method. At March 31, 2010, the unamortized issuance costs for fair value of the Borrowed Shares was $0.3 million.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Lease Obligations

The Company leases certain equipment and vehicles under capital leases. At March 31, 2010, the Company had approximately $0.6 million in capitalized lease obligations.

Note 10—Fair Value of Financial Instruments

The following table presents unaudited fair value information regarding the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2010. The table also identifies the fair value hierarchy of the valuation techniques used by the Company to determine these fair values (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Levels 2)	Significant Unobservable Inputs (Level 3)	Total

2010
Common stock warrants(1)	$—	$—	$6,542	$6,542

2009
Interest rate swap(2)	$—	$478	$—	$478

(1)	The fair value of the warrants is estimated using a Black-Scholes option-pricing model.
(2)	The swap valuation is obtained from a bank estimate using pricing models with market-based inputs.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2010:

Warrant Liability
(unaudited)

Beginning balance at January 1, 2010	$4,729
Fair value adjustments	1,813
Net transfers in/(out)	—

Ending balance at March 31, 2010	$6,542

The estimated fair value and carrying value of the Company’s other financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)

Convertible notes(1)	$94,904	$57,722	$95,601	$60,375
Term loan	40,000	40,000	—	—
Senior credit facility	—	—	31,880	31,880
Capital lease obligations	638	584	658	628

(1)	The convertible note carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note, which includes the convertible equity features.

The Company determined the estimated fair value of the convertible notes based on the quoted market price of the notes. Due to the March 31, 2010 transaction date of the term loan, the carrying value approximates market value for instruments with similar risks and maturities. The carrying value of the senior credit facility approximates fair value because interest rates are variable, and accordingly, the carrying value approximates current market value for instruments with similar risks and maturities. Fair value of the capital leases was determined based on recent lease rates adjusted for a risk premium. The Company had no cash equivalents at March 31, 2010 or December 31, 2009.

The Company’s non-financial assets, including goodwill, other intangible assets and property and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., evidence of impairment).

Note 11—Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares outstanding, if the effect is dilutive. Because of the net loss during the three months ended March 31, 2010 and 2009, potentially dilutive securities have been excluded from the calculation of diluted earnings per share, as inclusion would have an anti-dilutive effect on net loss per share.

In connection with the sale of the 2008 Notes, the Company entered into a share lending agreement for 3,800,000 shares of its common stock. Contractual undertakings of the borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, and all shares outstanding under the share lending agreement are required to be returned to the Company in the future. As a result, the 3,800,000 shares of the Company’s stock lent under the share lending agreement are not considered to be outstanding for the purpose of computing and reporting earnings per share.

The computational components of basic and diluted earnings (loss) per common share are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average common shares used in computing basic and diluted earnings (loss) per common share	20,167	19,177

Securities convertible into shares of common stock, not used because the effect would be anti-dilutive for the periods presented, are as follows (in thousands):

	2010	2009
Stock options under long-term incentive plans	1,591	857
Stock warrants	10,480	—
Convertible senior notes (if-converted)	4,879	5,055
Convertible preferred stock (if-converted)	5,748	—

	22,698	5,912

Note 12—Income Taxes

The effective income tax rate for the three months ended March 31, 2010 and 2009 was 17.4% and 39.4%, respectively.

The Company’s effective income tax rate in 2010 differs from the federal statutory rate primarily due to the change in valuation allowance on deferred tax assets, the nondeductible portion of the change in the warrant liability and state income taxes.

Note 13—Convertible Preferred Stock and Stock Warrants

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

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The gross proceeds from the issuance of the Units were allocated at the date of the transaction based on the relative fair values of the preferred stock and the warrants. In order to calculate the relative fair values, the Company obtained third-party valuations to assist it in establishing the fair value of the debt and equity components of the Units. The fair value of the warrants was determined using the Black-Scholes option-pricing model using a five-year term, volatility of 54%, a risk-free rate of 2.7% and assumed dividend rate of zero. The fair value of the preferred stock component was determined via separate valuations of the conversion rights and the host contract. The fair value of the conversion rights were determined based on a Monte Carlo simulation of the Company’s possible future stock prices, which generated potential conversion outcomes. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the warrants) as preferred stock in stockholders’ equity and the detachable warrants were recorded as a warrant liability.

The Company determined that the embedded conversion option within the preferred stock was beneficial (had intrinsic value) to the holders of the preferred stock. The intrinsic value of the conversion option was determined to be $5.2 million and was recognized as a beneficial conversion discount with offset to additional paid-in capital at the date of the transaction.

The conversion period for the preferred stock was estimated to be 36 months based on an evaluation of the conversion options. The accretion of the discount on the preferred stock recorded during the three months ended March 31, 2010 was $0.6 million (before the effect of the conversions occurring in March 2010 which are discussed below).

The fair value of the warrants has been calculated at each period end using the Black-Scholes option-pricing model. At March 31, 2010, inputs for the fair value calculation included the actual remaining term of the warrants, volatility of 57.6%, a risk-free rate of 2.6%, and an assumed dividend rate of zero.

Conversions of Preferred Stock

In March 2010, holders of 2,780 shares of preferred stock elected conversion into 1,208,692 shares of the Company’s common stock. The Company did not receive any proceeds from the conversions. The holders of the preferred stock were not entitled to accumulated and unpaid dividends on the converted shares; therefore, $0.3 million of accrued and unpaid dividends were reversed and are reported as a reduction of accrued dividends during the three months ended March 31, 2010. At March 31, 2010, the Company had accrued and unpaid dividends on its preferred stock of $1.2 million.

Upon conversion of the preferred stock, the Company recognized the unamortized discount remaining on the converted preferred shares of $1.4 million as additional accretion of discount on preferred stock.

Re-pricing of Stock Warrants

In connection with the Amended and Restated Credit Agreement related to the Company’s term loan, the stock warrants issued in August 2009 in connection with the issuance of Series A cumulative convertible preferred stock have been re-priced, effective March 31, 2010. The Exercisable Warrants and the Contingent Warrants both contained anti-dilution price protection. As a result of this new pricing, the Company now has outstanding warrants to purchase up to 10,480,000 shares of the Company’s common stock at an exercise price of $1.2748 per share.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Common Stock

A reconciliation of the change in issued shares of Company’s common stock during the three months ended March 31, 2010 is as follows:

Shares issued at December 31, 2009	24,168,292
Issued upon conversion of preferred stock	1,208,692
Issued in connection with exchange for convertible notes	1,568,867
Issued in payment of debt issuance costs	3,431,133
Restricted shares granted	46,993

Shares issued at March 31, 2010	30,423,977

Note 15—Commitments and Contingencies

Class Action Litigation

On August 7, 2009, a putative class action suit was commenced in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock between May 8, 2007 and January 23, 2008, inclusive, seeking to pursue remedies under the Securities Exchange Act of 1934. The plaintiffs filed a consolidated amended complaint (the “Amended Complaint”) on February 4, 2010. The Amended Complaint alleges that, throughout the time period indicated, the Company provided inaccurate financial guidance and failed to disclose material adverse facts about its true financial condition and business prospects. The Amended Complaint also alleges that the Company made false statements and material omissions regarding its tool inventories and its integration of acquired companies. The Amended Complaint does not quantify the alleged actual damages.

The Company has filed a motion to dismiss the Amended Complaint and intends to mount a vigorous defense to these claims. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.

Other Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Common Stock Listing on the New York Stock Exchange

The Company’s common stock is listed on the New York Stock Exchange (NYSE). Under the NYSE’s continued listing standards, a company is considered to be below compliance standards if, among other things, both its average global market capitalization is less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million. The Company failed to meet this compliance standard during the fourth quarter of 2009 and remained out of compliance at March 31, 2010.

In March 2010, the NYSE accepted the Company’s plan of action to achieve compliance with the continued listing standards during the 18-month cure period, which ends in June 2011. During implementation and execution of the Company’s plan, the Company’s common stock will continue to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Segment Information

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

Summarized financial information concerning the segments as of and for the three months ended March 31, 2010 and 2009 is shown in the following table (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
	(unaudited)

2010
Net revenue from external customers	$13,112	$12,911	$2,347	$—	$28,370
Gross margin	5,837	1,494	681	—	8,012
Income (loss) from operations	3,720	(3,193)	255	(4,516)	(3,734)
Depreciation and amortization	432	2,929	57	80	3,498
Total assets at end of period	36,146	117,793	6,977	28,627	189,543
Capital expenditures	39	928	8	—	975

2009
Net revenue from external customers	$17,250	$18,287	$5,139	$—	$40,676
Gross margin	6,925	4,155	1,411	—	12,491
Income (loss) from operations	4,404	(673)	819	(4,021)	529
Depreciation and amortization	478	2,885	87	4	3,454
Total assets at end of period	35,850	170,940	15,287	2,641	224,718
Capital expenditures	105	3,767	—	—	3,872

One customer and its affiliates accounted for $3.7 million and $7.8 million of consolidated revenue for the three months ended March 31, 2010 and 2009, respectively. Over 97% of this revenue related to sales by the Chemicals and Logistics segment.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by country is determined based on the location of services provided and products sold. Revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
United States	$24,254	$35,588
Other countries	4,116	5,088

Total	$28,370	$40,676

Long-lived assets held in countries other than the U.S. are not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward-Looking Statements

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” other than purely historical information, including estimates, projections and statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our current belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. The forward-looking statements contained in this Quarterly Report are based on information as of the date of this Quarterly Report. Many of these forward looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. We caution you that these statements are only predictions and are not guarantees of future performance. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2009, and in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information or future events, except as required by law.

Executive Summary

Flotek is a global technology-driven growth company that provides oilfield products, services and equipment to the oil, gas, and mining industries. Operations are based in both domestic (Gulf Coast, Southwest, Rocky Mountain, Northeastern and Mid-Continental regions of the United States) and international (Canada, Mexico, Central America, South America, Europe, Africa and Asia) markets. Products and services are actively marketed in over 20 countries worldwide. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies.

Success within the oilfield services industry is dependent upon the Company’s ability to differentiate its products and services, to provide superior quality products and services, and to maintain a competitive cost structure. In North America, operations are primarily impacted by natural gas exploration and production activity and, to a lesser extent, oil well drilling activity. Drilling activity, most directly impacting the Company, is primarily influenced by current natural gas prices, natural gas price volatility, forward natural gas/crude oil price forecasts and availability of capital. Further, the Company’s gross margins are directly impacted by the variable pricing of products and services inherent within the oilfield services industry. Variable pricing is based upon the level of customer activity, availability of equipment/resources, and competitive pressures. Historical market conditions are reflected in the table below:

	Three Months Ended March 31,		Percentage Change
	2010	2009

Average Active Drilling Rigs

United States	1,354	1,344	0.7%
Canada	445	332	34.0%

Total North America	1,799	1,676	7.3%

Vertical rigs (U.S.)	463	584	(20.7)%
Horizontal rigs (U.S.)	669	495	35.2%
Directional rigs (U.S.)	222	265	(16.2)%

Total drilling type (U.S.)	1,354	1,344	0.7%

Oil vs. Natural Gas Drilling Rigs

Oil	694	403	72.2%
Natural Gas	1,105	1,273	(13.2)%

Total North America	1,799	1,676	7.3%

Average Commodity Prices
West Texas Intermediate Crude Prices (per barrel)	$78.64	$42.91	83.3%

Natural Gas Prices ($/mmbtu)	$4.78	$4.35	9.9%

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

North American demand for products and services is directly impacted by the price of natural gas and related drilling activity. The price of natural gas, which has remained low in 2010, combined with continued tight credit markets and slow economic recovery, contributed to a negative variance in first quarter 2010 activity as compared to first quarter 2009 activity.

The 2009 economic slowdown in North America, particularly within the industrial sector, coupled with successful exploration and production results in unconventional shale and tight sands plays in the U.S., contributed to excess reserves of natural gas. The excess reserve situation, in turn, contributed to a decline in natural gas price forecasts. Expectations of decreased returns from drilling projects resulted in a reduction of drilling activity as exploration and production (“E&P”) companies reacted with decreased capital spending. Oil prices showed some resilience in the latter part of 2009; however, as the Company is primarily reliant upon the North American natural gas market, the recovery of oil prices did little to improve the Company’s financial performance. These circumstances, taken as a whole, translated into lower customer demand and falling prices for oilfield products and services in North America. Revenue from the Company’s Drilling Products segment is tied closely to rig count, in particular, vertical rig count. The 20% reduction in vertical rig count during the first quarter of 2010, as compared to the first quarter of 2009, had an adverse effect upon the Company’s business. Despite these pressures we were able to maintain market share through service quality, product innovation, and competitive bundling of product offerings. In addition, margins were under significant pressure as customers sought lower prices for oilfield services and we, in turn sought price reductions from our suppliers.

Forecasting the depth and length of the current cycle is challenging, as it differs from past cycles due to the overlay of the worldwide financial crisis combined with broad demand weakness. During the first quarter of 2010, U.S. drilling rig count remained comparable at 1,345 as compared to 1,326 in the first quarter of 2009. The timing and magnitude of any increase in U.S. drilling activity for 2010 remains uncertain. The acceleration of drilling activity is influenced by a number of factors including commodity prices, global demand for oil and natural gas, supply and depletion rates of oil and natural gas reserves, as well as broader variables such as government monetary and fiscal policy.

The oil field services sector seems to have experienced its low point early in the third quarter of 2009. Our business stabilized and the cost containment measures that we implemented in late 2008 and early 2009 have begun to take effect. Rig activity in North America began to improve toward the latter part of 2009 with improved gas price forecasts. Supply overages began to shrink as a result of some improvement in the economy and colder than normal temperatures. We expect that these improved economic conditions will continue throughout 2010. As E&P companies’ outlooks improve and higher gas prices are realized, we expect this will lead to increased capital budgets for drilling and completion activities. Oil prices have currently stabilized and this should continue to add rig count in the oil basins which should help improve our Drilling Products revenue and lead to margin relief on pricing.

We expect the North American gas market activity to increase in the unconventional plays such as the Barnett, Haynesville, Marcellus, Eagle Ford and other basins where our drilling tools are utilized. Our chemical additives enhance performance when added to fracturing fluids utilized in this type of drilling. Our Chemicals and Logistics segment is also tied to rig counts, especially horizontal drilling rigs. We expect to see additional international opportunities in 2010, particularly in our Chemical and Down-hole Tool business units.

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

•

The Artificial Lift segment assembles and markets artificial lift equipment, which includes the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services to support coal bed methane production.

Consolidated Results of Operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$28,370	$40,676
Cost of revenue	20,358	28,185

Gross margin	8,012	12,491

Selling, general and administrative costs	10,191	10,289
Depreciation and amortization	1,193	1,244
Research and development costs	362	429

Income (loss) from operations	(3,734)	529

Loss on extinguishment of debt	(995)	—
Interest and other expense, net	(4,156)	(3,831)
Other financing costs	(816)	—
Change in fair value of warrant liability	(1,813)	—

Loss before income taxes	(11,514)	(3,302)

Income tax benefit	2,001	1,299

Net loss	$(9,513)	$(2,003)

Consolidated Results of Operations Comparison of Quarters Ended March 31, 2010 and March 31, 2009

Revenue for the quarter ended March 31, 2010 was $28.4 million, a decrease of $12.3 million, or 30.3%, compared to $40.7 million for the same period in 2009. Revenue decreased in all three segments as recovery of products and services price reductions and customer demand had not yet attained comparable 2009 levels. Natural gas prices remained low and natural gas drilling rig count and vertical drilling rig count were 15% and 20%, respectively, lower in the first quarter of 2010 as compared to the first quarter of 2009. Reduced rig counts and related drilling activity negatively affected volumes in all segments. Pricing pressures further contributed to the quarter to quarter decrease in revenue as some customers moved to less expensive products to manage their own costs of operations.

Consolidated gross margin decreased $4.5 million. Gross margin as a percentage of sales decreased to 28.2% for the quarter ended March 31, 2010 from 30.7% in the same period of 2009 due primarily to decreased product sales and recognition of corresponding increased cost of sales in the Drilling Products segment. Gross margin is calculated as revenue less the corresponding cost of revenue, which includes personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $10.2 million for the three months ended March 31, 2010, a decrease of 1.0%, compared to $10.3 million in 2009. The decrease was primarily due to efficiencies realized in indirect personnel related costs and office costs resultant from cost containment efforts partially offset by a $1.8 million increase in professional fees.

Depreciation and amortization costs were $1.2 million for the quarters ended March 31, 2010 and 2009.

Research and development (R&D) costs were $0.4 million for the quarters ended March 31, 2010 and 2009. The Company anticipates 2010 R&D spending levels to remain consistent with 2009 expenditures. R&D expenditures are charged to expense as incurred.

Management believes its cost structure is appropriate for its forecast level of activity and does not foresee significant adjustments; however, changes in market demands or forecast may cause management to further reduce headcount or carry out additional cost containment efforts.

Interest expense and loss on extinguishment of debt was $5.2 million for the quarter ended March 31, 2010 versus $3.7 million in 2009. The increase was primarily related to realization of $1.0 million of unamortized transaction costs associated with the refinancing and subsequent extinguishment of the Company’s term loan with Wells Fargo as well as $0.4 million paid to Wells Fargo in settlement of the Company’s interest rate swap in March 2010.

An income tax benefit of $2.0 million was recorded for the three months ended March 31, 2010, reflecting an effective tax rate of 17.4%, compared to a tax benefit of $1.3 million for the three months ended March 31, 2009, reflecting an effective tax rate of 39.4%. The change in our effective tax rate is primarily due to the change in valuation allowance on deferred tax assets, the non-deductible portion of the change in the warrant liability and state income taxes.

Results by Segment

Chemicals and Logistics (in thousands)

	Quarters Ended March 31,
	2010	2009

Revenue	$13,112	$17,250

Gross margin	$5,837	$6,925

Gross margin %	44.5%	40.1%

Income from operations	$3,720	$4,404

Income from operations %	28.4%	25.5%

Chemical and Logistics Results of Operations Comparison: Quarters Ended March 31, 2010 and March 31, 2009

Chemicals and Logistics revenue for the quarter ended March 31, 2010 was $13.1 million, a decrease of $4.1 million, or 24.0%, compared to $17.2 million for the quarter ended March 31, 2009. The decrease in Chemicals and Logistics revenue was due to less favorable price, volume and product mix economics. Pricing pressures drove customers to lower priced products resulting in a 12% decrease in average sales dollars per units sold. The Chemical and Logistics segment was also impacted by a 19% reduction in volume of unit sales. Low natural gas prices continue to contribute to a business environment of cost cutting and discounting of well completion products and services.

Gross margin decreased $1.1 million primarily due to reductions in revenue; however, strong material cost management and other cost containment measures related to direct expenses improved our gross margin percentage from 40.1% in the first quarter of 2009 to 44.5% in the first quarter of 2010.

Income from operations was $3.7 million for the quarter ended March 31, 2010, a decrease of approximately 15.5% compared to the same period in 2009; however, income from operations as a percentage of revenue increased to 28.4% for the quarter ended March 31, 2010 as compared to 25.5% for the same period in 2009. This improvement can be attributed to the cost containment initiatives implemented when the market began to deteriorate.

Drilling Products (in thousands)

	Quarters Ended March 31,
	2010	2009

Revenue	$12,911	$18,287

Gross margin	$1,494	$4,155

Gross margin %	11.6%	22.7%

Loss from operations	$(3,193)	$(673)

Loss from operations %	(24.7)%	(3.7)%

Drilling Products Results of Operations Comparison: Quarters Ended March 31, 2010 and March 31, 2009

Drilling Products revenue for the quarter ended March 31, 2010 was $12.9 million, a decrease of $5.4 million, or 29.4%, compared to $18.3 million for the quarter ended March 31, 2009. The quarter to quarter decrease in revenue as compared to 2009 was primarily due to decreased demand for products and services as targeted customers, exploration and production companies, continued to explore other alternatives to reduce drilling costs. Reductions in volume were experienced in all product lines and nearly all products; with the majority being, the motor lines and Teledrift lines. An oversupply of tools available for rent or sale by the Company and in the market due to the economic slowdown also contributed to pricing pressures which reduced revenue on a per-rental basis.

Gross margin decreased $2.7 million due to a combination of reductions in revenue and decreased margins. Product and rental gross margins as a percentage of related revenue decreased to 11.6% in the first quarter of 2010 from 22.7% in the first quarter of 2009.

Loss from operations was $3.2 million in the first quarter of 2010, an increase of $2.5 million as compared to the same period in 2009. The larger loss was primarily due to increased pricing pressures which caused decreased revenue and gross margin on effectively the same amount of activity. Field indirect costs were fairly constant over the first quarter of 2010 as compared to the first quarter of 2009 as the sales effort required to obtain the discounted revenue remained stable.

We anticipate modest rig count growth in 2010, continuing the trend observed during late 2009. While market conditions should improve slightly during 2010, we expect that pricing will remain competitive throughout 2010. We also intend to continue to pursue international market opportunities with the Teledrift line of measurement while drilling products during 2010. We anticipate the Teledrift line to steadily improve, domestically, over the remainder of 2010.

Management has forecast Drilling Products capital expenditures of $3.4 million in 2010; however, this amount may fluctuate dependent upon market demand and results of operations.

Artificial Lift ( in thousands)

	Quarters Ended March 31,
	2010	2009

Revenue	$2,347	$5,139

Gross margin	$681	$1,411

Gross margin %	29.0%	27.5%

Income from operations	$255	$819

Income from operations %	10.9%	15.9%

Artificial Lift Results of Operations Comparison: Quarters Ended March 31, 2010 and March 31, 2009

Artificial Lift revenue for the quarter ended March 31, 2010 were $2.3 million, a decrease of $2.8 million, or 54.3%, compared to $5.1 million for the quarter ended March 31, 2009. The majority of Artificial Lift revenues were derived from coalbed methane (“CBM”) drilling. CBM drilling activity is highly correlated to the price of natural gas and as the price of natural gas decreased throughout most of 2009 and has remained depressed, drilling activity slowed considerably, resulting in a reduction in the volume of units sold in 2010. Gross margin decreased $0.7 million primarily due to reductions in revenue as cost containment improved the gross margin percentage by 1.5%.

Income from operations decreased $0.6 million to $0.3 million in the first quarter of 2010 from $0.8 million in the first quarter of 2009. The majority of this decrease was driven by revenue reduction. Although, field indirect costs decreased by 28% over the same first quarter period in 2009, sales costs as a percentage of revenue were higher.

Consolidated Results of Operations Comparison of Quarters Ended March 31, 2010 and December 31, 2009

Revenue for the three months ended March 31, 2010 was $28.4 million, an increase of $3.8 million, or 15.4%, compared to $24.6 million for the three months ended December 31, 2009. Revenue increased in all three of our segments as rig activity in North America began to improve in the early part of 2010 with higher gas price forecasts. Drilling Products revenue increased 21.7% and Chemicals and Logistics revenue increased 12.9% on a sequential basis over the previous quarter. Consolidated gross margin increased $1.2 million to $8.0 million for the three months ended March 31, 2010, compared to $6.8 million for the three months ended December 31, 2009. Gross margin as a percentage of sales improved to 28.2% for the three months ended March 31, 2010 from 27.9% for the three months ended December 31, 2009, as the Company successfully implemented targeted price increases in selected products. Loss from operations for the three months ended March 31, 2010 was $3.7 million, a decrease of $1.9 million, compared to the loss from operations of $5.6 million for the three months ended December 31, 2009.

Capital Resources and Liquidity

Overview

The Company’s ongoing capital requirements arise primarily from the need to service debt, to acquire and maintain equipment, to fund working capital requirements and to complete acquisitions. The Company has funded capital requirements with operating cash flows, debt borrowings, and by issuing shares of preferred and common stock. At March 31, 2010, the Company has not identified any acquisition candidates, nor is it actively looking for acquisition candidates.

The challenging economic conditions facing the oil and gas industry, which began just before the end of 2008, have adversely affected our financial performance and liquidity throughout 2009 and during the first quarter of 2010. As discussed earlier, as oil and natural gas prices, the number of well completions and rig count declined during 2009, the Company experienced lower demand for its products and services across all of the Company’s segments. With the increase in oil and natural gas prices and the increase in rig count during the first quarter of 2010, the Company’s operations have begun to improve. The Company experienced an increase in quarterly revenue and a slight improvement in the gross margin percentage.

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement with Whitebox Advisors LLC for a $40 million term loan. This term loan replaced the Company’s former senior credit facility at Wells Fargo Bank and provided net proceeds of $6.1 million. The current term loan reduces the Company’s scheduled principal payment requirements during 2010 and 2011. The significant terms of the Company’s term loan are discussed in Part I, “Item 1. Financial Statements” in Note 9 to the Company’s condensed consolidated financial statements.

At March 31, 2010, we were not in compliance with the continued listing standards of the New York Stock Exchange (NYSE) because both the Company’s global market capitalization and the Company’s stockholders’ equity fell below $50 million. In March 2010, the NYSE accepted the Company’s plan of action to achieve compliance with the continued listing standards during the 18-month cure period, which ends in June 2011. During implementation and execution of the Company’s plan, the Company’s common stock will continue to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements.

We had cash and cash equivalents of approximately $6.5 million at March 31, 2010. The Company’s capital budget for 2010 reduces capital expenditures to $3.4 million until we achieve improved operating cash flows.

The Company believes that sufficient cash reserves are available to meet anticipated operating and capital expenditure requirements during the remainder of 2010 and the first half of 2011. However, the Company will continue to seek additional debt and equity funding.

Plan of Operations for 2010 and the First Six Months of 2011

Since the 2008 cyclical peak, natural gas prices and drilling activity have declined precipitously, directly impacting demand for the Company’s products and services. The Company experienced operating losses during each of the four quarters in 2009 and during the first quarter of 2010. Forecasting the depth and length of the decline in the current cycle is challenging due to the overlay of the worldwide financial crisis in combination with broad demand weakness in each of our business segments. During the first quarter of 2010, the average North American drilling rig count increased 21.4%, compared to the average in the fourth quarter of 2009. During the three months ended March 31, 2010, the Company experienced revenue growth of 15.5% and an increase in gross margin of 1.3%, as compared to the three months ended December 31, 2009.

The Company’s plan of operations for 2010 and the first half of 2011 anticipate a continuing, gradual improvement in economic conditions. The Company’s executed business plan includes the following:

•

Replacing the Company’s existing senior credit facility. The Company successfully closed on a senior credit facility on March 31, 2010. This provided net proceeds of $6.1 million. The senior credit facility significantly reduced the Company’s scheduled principal payment requirements during 2010 and 2011, but will ultimately increase borrowing costs.

•

Exploring deleveraging options to reduce the Company’s debt. In March 2010, the Company issued shares of common stock to decrease the outstanding principal balance of its convertible debt. The Company intends to continue to evaluate other debt and equity strategies to deleverage and strengthen the Company’s balance sheet.

•

Seeking additional equity funding. In August 2009, the Company raised $16 million through an offering of convertible preferred stock and stock warrants. The warrants, if fully exercised, would provide an additional $13.4 million of capital. The Company continues to discuss funding opportunities with its advisors. The likelihood of obtaining additional equity funding should increase if the economy continues to improve and if the oil and gas industry experiences continued growth.

•

Managing capital expenditures until cash flows improve. The Company’s capital expenditure budget for 2010 is approximately $3.4 million, a decrease from the $7.0 million spent in 2009. The Company has identified additional capital items that may be acquired as cash flows improve. The Company has begun to identify capital expenditures that will promote growth as the economy improves.

•

Integrating oversight and actions of the new senior management team. The Company created an “Office of the President,” to increase collaboration throughout the Company’s organization. New members were appointed to the Company’s Board of Directors during November 2009, and the addition of more members with the requisite qualifications and skills during 2010 is anticipated.

•

Investigating and determining whether expansion in foreign markets can provide strategic benefits for the Company’s existing business segments. The Company seeks potential business partners that offer a broad geographic reach, or new and unique ways to use existing products and services.

•

Identifying and selling non-core assets and underperforming product lines. The Company is undertaking a comprehensive review within each of its business segments to identify assets that may no longer meet strategic objectives. In addition to providing liquidity, the sale of non-strategic assets should allow the Company to concentrate its efforts and resources on improving and expanding the reach of its products.

•

Continuing to monitor actions taken during 2009 and the first quarter of 2010, which included closing identified operating locations and reducing personnel levels. Further adjustments may be required during the remainder of 2010. An expanded emphasis on certain product lines is anticipated to improve margins. The Company continues to emphasize the review of both outsourced and in-house opportunities to improve its operations. The Company has also identified areas where reductions can be realized in selling, general and administrative expenses. If economic conditions continue to improve, the Company anticipates hiring additional personnel.

•

Managing the Company’s assets and ongoing operations. During the first quarter of 2010, the Company continued with efforts begun in 2009 to actively manage accounts receivable and inventory balances. The Company has been successful in increasing operating cash flow through receivables management. The Company is poised to realize increased cash flows from inventory management as demand for products increases. Overall management of working capital is being stressed. In addition, the Company is focused upon conservation of capital, and has identified certain capital expenditures to be made only if improvement in the Company’s business and liquidity are realized.

•

Enhancing the technology used in each of the Company’s business segments. The Company believes technological innovations are important to its future. A longer-term goal is to expand the scope of current research and development activities. It is likely, however, that cash flow constraints will limit expansion of research and development activities during 2010.

Cash Flows

Cash flow metrics from our condensed consolidated statements of cash flows are as follows (in thousands):

	Quarter Ended March 31,
	2010	2009

Net cash (used in) provided by operating activities	$(5,555)	$2,801
Net cash used in investing activities	(399)	(3,071)
Net cash provided by financing activities	5,934	664
Effect of exchange rate changes	(7)	2

Net (decrease) increase in cash and cash equivalents	$(27)	$396

Operating Activities

The Company used net cash in operating activities totaling $5.6 million in the three months ended March 31, 2010. Net cash provided by operating activities totaling $2.8 million in the three months ended March 31, 2009. The net loss was $9.5 million in the three months ended March 31, 2010, compared to a net loss totaling $2.0 million for the similar period in 2009.

Noncash additions to net loss in the three months ended March 31, 2010 were $9.0 million, consisting primarily of depreciation and amortization ($3.5 million), change in the fair value of the warrant liability ($1.8 million), accretion of the debt discount ($1.3 million), and loss on extinguishment of debt ($1.0 million), amortization of deferred financing costs ($0.5 million), stock compensation expense ($0.4 million) and tax impacts ($0.7 million). Noncash additions to net loss in the three months ended March 31, 2009 were $1.4 million, consisting primarily of depreciation and amortization ($3.5 million), accretion of the debt discount ($1.2 million), and stock compensation expense ($0.5 million), offset by the deferred tax benefit ($4.2 million).

During the three months ended March 31, 2010, changes in working capital used $5.1 million due primarily to the increase in accounts receivable ($3.3 million) and the reduction in interest payable ($2.1 million). During the three months ended March 31, 2009, changes in working capital provided $3.4 million due mainly to the collection of accounts receivable of ($15.2 million), offset by the reduction in accrued liabilities ($5.2 million), the decrease in accounts payable ($3.8 million), the increase in other current assets ($1.6 million) and the decrease in interest payable ($1.4 million).

Investing Activities

During the three months ended March 31, 2010, and March 31, 2009, the Company’s capital expenditures were $1.0 million and $3.9 million, respectively. Capital expenditures declined during the first three months ended March 31, 2010, as the Company is closely managing its capital expenditures until its cash flows improve.

Financing Activities

During the three months ended March 31, 2010, the Company’s financing activities provided net cash of $5.9 million. On March 31, 2010, the Company closed on a new term loan in the principal amount of $40.0 million and used a portion of the net proceeds to refinance its existing senior credit facility ($32.0 million). The Company used cash for debt issuance costs of $1.7 million. During the three months ended March 31, 2009, the Company’s financing activities provided net cash of $0.7 million. The Company received net advances from its bank credit facilities of $1.2 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010, we are not party to any unconsolidated SPEs.

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

Our material contractual obligations are composed of repayment of amounts borrowed through our convertible notes and long-term debt and obligations under capital and operating leases. Contractual obligations at March 31, 2010 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Convertible notes	$111,004	$—	$—	$111,004	$—
Long-term debt obligations	40,000	6,373	33,627	—	—
Capital lease obligations	638	237	356	45	—

Total	$151,642	$6,610	$33,983	$111,049	$—

Critical Accounting Policies and Estimates

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

Item 4T.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures; accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide such reasonable assurance.

As of the end of the fiscal quarter covered by this report, the Company’s management evaluated, with the participation of the principal executive and principal financial officers, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s management concluded that previously identified material weaknesses in internal controls, related to the Company’s preparation of financial statements as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and discussed below, as of March 31, 2010, still exist and the Company’s disclosure controls and procedures remain ineffective.

Control Environment – The control environment, which is the responsibility of the Company’s senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. The control environment was judged as ineffective due to the following:

a)	Lack of personnel with appropriate levels of accounting knowledge, experience, and training to ensure proper application of generally accepted accounting principles (GAAP) consistent with the Company’s financial reporting requirements.

b)	Lack of sufficient controls related to the monthly financial close process. These control deficiencies included:

•	inadequate analysis of variances in the Company’s statement of operations from expected and historical results; and

•	absence of an adequate journal entry review process by supervisory accounting personnel.

Because of the material weaknesses described above and the fact that in-process remediation efforts have not yet been fully completed and tested, the Company’s management has concluded that internal controls over financial reporting continue to be ineffective in connection with the preparation of financial statements for the quarter ended March 31, 2010.

Remediation Plan and Status

The Company’s management continues to be actively committed to and engaged in the implementation and execution of remediation efforts to resolve the material weaknesses previously identified, as well as to proactively manage any other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance the Company’s overall financial control environment.

•

In December 2009, the Company hired a national executive services firm to perform an assessment of the Company’s finance and accounting structure. Based upon this assessment, a team of independent consultants was assembled to address the immediate needs identified. Responsibilities included: (a) oversight of the preparation and filing of required SEC documents, (b) reinforcement of the Company’s tactical accounting needs, (c) identification and research of applicable reporting issues, (d) assistance with preparation and modeling of future cash flow and financial forecasts, (e) advising senior management on any financial and accounting issues related to strategic projects, (f) analysis of the month-end close process and an assessment of the skill sets of the accounting staff, and (g) recommended changes to the current accounting and finance organizational structure of the Company.

In March 2010, the Company hired a Vice President/Corporate Controller whose responsibilities include facilitating and implementing our remediation plan to address the identified weaknesses.

•

The Company has established new procedures to enhance the monthly variance analyses of the statement of operations and provide oversight of the journal entry review processes. The Company is in the process of updating and completing revisions to accounting policies and procedures.

•	In February 2010, the Company successfully remediated system access issues by restricting employee access rights in alignment with current job responsibilities.

The Company’s executive management team, together with its reconstituted Board of Directors, is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, the Company continued implementation and execution of the remedial measures described above, including the appointment of a new Vice President/Corporate Controller. Further, the Company completed a preliminary assessment of its current financial processes. All impacted departments; in particular, accounting and finance, were actively involved in the development of practical solutions and the implementation of recommendations.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Class Action Litigation

On August 7, 2009, a putative class action suit was commenced in the United States District Court for the Southern District of Texas on behalf of purchasers of our common stock between May 8, 2007 and January 23, 2008, inclusive, seeking to pursue remedies under the Securities Exchange Act of 1934. The plaintiffs filed a consolidated amended complaint (the “Amended Complaint”) on February 4, 2010. The Amended Complaint alleges that, throughout the time period indicated, we provided inaccurate financial guidance and failed to disclose material adverse facts about our true financial condition and business prospects. The Amended Complaint also alleges that we made false statements and material omissions regarding our tool inventories and our integration of acquired companies. The Amended Complaint does not quantify the alleged actual damages.

We have filed a motion to dismiss the Amended Complaint and intend to mount a vigorous defense to these claims. Discovery has not yet commenced. At this time, we are unable to reasonably estimate the outcome of this litigation.

Other Litigation

We are subject to routine litigation and other claims that arise in the normal course of business. We are not aware of any pending or threatened lawsuits or proceedings which would have a material effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

This document, our other filings with the SEC, and other materials released to the public contain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. See “Special Note About Forward-Looking Statements” included in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements may discuss our prospects, expected revenue, expenses and profits, strategies for our operations and other subjects, including conditions in the oilfield service and oil and natural gas industries and in the United States and international economy in general.

Our forward-looking statements are based on assumptions that we believe to be reasonable, but that may not prove to be accurate. All of our forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors included in our Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2009 and those discussed below.

Risks Related to Our Business

We may not be able to generate sufficient cash flows to meet our debt service obligations or other liquidity needs.

Our ability to generate sufficient cash flows from operations to make scheduled payments or mandatory prepayments on our current debt obligations and other future debt obligations we may incur will depend on our future financial performance, which may be affected by a range of economic, competitive, regulatory and industry factors, many of which are beyond our control. If we are unable to generate sufficient cash flows or otherwise obtain the funds required to make principal and interest payments on our indebtedness, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures or seeking to raise additional capital through the issuance of debt securities or other securities. We cannot assure you that we will be able to accomplish any necessary refinancing, sale of assets or issuance of securities on terms that are acceptable. Our inability to generate sufficient cash flows to satisfy such obligations or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

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

Our senior credit facility, as amended includes a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions, meet our capital needs and execute our business strategy. The senior credit facility contains covenants that, among other things, limit our ability, without the consent of the lenders, to:

•	incur certain types and amounts of additional debt;

•	consolidate, merge or sell our assets or materially change the nature of our business;

•	pay dividends on capital stock and make restricted payments;

•	make voluntary prepayments, or materially amend the terms, of subordinated debt;

•	enter into certain types of transactions with affiliates;

•	make certain investments;

•	enter into certain amounts of operating leases;

•	expend more than a certain amount for annual capital expenditures; and

•	incur certain liens.

These covenants may restrict our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities. If we fail to comply with these covenants, we could be in default, and our senior credit facility lenders could elect to declare all the amounts borrowed and due to them, together with accrued and unpaid interest, to be due and payable. In addition, we or one or more of our subsidiaries could be forced into liquidation or bankruptcy. Any of the foregoing consequences could restrict our ability to execute our business strategy. In addition, such default and acceleration of our senior credit facility could lead to a default under our convertible senior notes.

If our stockholders do not approve the payment of future installments of commitment fees under our senior credit facility by issuing shares of our common stock, we will be required to pay these fees in cash, which will adversely impact our liquidity.

Our senior credit facility requires us to pay additional installments of commitment fees of $1,000,000 in September 2010 and $1,000,000 in March 2011. These fees are payable in cash or, if we have obtained stockholder approval as required under NYSE rules, by the issuance of shares of our common stock. The election as to whether these installments of the commitment fee are payable in cash or common stock is made by us if the volume-weighted average price of the common stock is $1.00 or more per share and by the lenders if such average is less than $1.00 per share at the payment date. If we are not able to obtain stockholder approval of the payment of these additional installments of commitment fees by issuing shares of our common stock, we will be required to pay these fees in cash, which would adversely affect our liquidity, and which would reduce our flexibility to retain cash for other uses, such as debt service payments and capital expenditures.

Risks Related to Our Securities

Future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect our stock price.

We may in the future issue our previously authorized and unissued shares of common stock, resulting in the dilution of the ownership interests of our current stockholders. We are currently authorized to issue 80,000,000 shares of common stock, of which 30,091,151 were issued as of May 12, 2010. Additional shares are subject to future issuance through the exercise of options previously granted under our equity compensation plans or through exercise of options that are still available for future grant. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of our convertible senior notes or other convertible securities, including our convertible preferred stock, we may issue in the future, may create downward pressure on the trading price of our common stock. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock for raising capital or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

Disclaimer of Obligation to Update

Except as required by applicable law or regulation, we assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2010, we purchased 261 shares of our common stock attributable to withholding to satisfy the payment of tax obligations related to the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	261	$1.77	—	—
February 1, 2010 to February 28, 2010	—	—	—	—
March 1, 2010 to March 31, 2010	—	—	—	—

Total	261	$1.77	—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

4.1	Indenture, dated as of March 31, 2010, among Flotek Industries, Inc., the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

4.2	First Supplemental Indenture, dated as of March 31, 2010, among Flotek Industries, Inc., the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

4.3	Form of 5.25% Convertible Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.1	Exchange Agreement, dated as of March 31, 2010, among Flotek Industries, Inc., the subsidiary guarantors named therein and the investors named therein (incorporated by reference to Exhibit 10.1 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.2	Lien Subordination and Intercreditor Agreement, dated as of March 31, 2010, among Flotek Industries, Inc., the subsidiaries named therein, Whitebox Advisors LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.3	Junior Lien Pledge and Security Agreement, dated as of March 31, 2010, by Flotek Industries, Inc. and the subsidiaries named therein in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.4	Junior Lien Patent and Trademark Security Agreement, dated as of March 31, 2010, by Flotek Industries, Inc. and the subsidiaries named therein in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.5	Registration Rights Agreement (5.25% Convertible Senior Secured Notes due 2028), dated as of March 31, 2010, among Flotek Industries, Inc and the investors named therein (incorporated by reference to Exhibit 10.5 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.6	Amended and Restated Credit Agreement, dated as of March 31, 2010, among Flotek Industries, Inc., Whitebox Advisors LLC and the lenders named therein (incorporated by reference to Exhibit 10.6 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.7	Amended and Restated Guaranty Agreement, dated as of March 31, 2010, by Flotek Industries, Inc. and the subsidiary guarantors named therein in favor of Whitebox Advisors LLC (incorporated by reference to Exhibit 10.7 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.8	Amended and Restated Pledge and Security Agreement, dated as of March 31, 2010, by Flotek Industries, Inc. and the subsidiaries named therein in favor of Whitebox Advisors LLC (incorporated by reference to Exhibit 10.8 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.9	Amended and Restated Patent and Trademark Security Agreement, dated as of March 31, 2010, by Flotek Industries, Inc. and the subsidiaries named therein in favor of the secured parties named therein (incorporated by reference to Exhibit 10.9 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.10	Registration Rights Agreement (Amended and Restated Credit Agreement), dated as of March 31, 2010, among Flotek Industries, Inc. and the investors named therein (incorporated by reference to Exhibit 10.10 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on April 6, 2010).

10.11	Amended and Restated Service Agreement, dated as of April 30, 2010, between Flotek Industries, Inc. and Protechnics II, Inc. (incorporated by reference to Exhibit 10.1 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on May 5, 2010).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
Interim President

By:	/S/ JESSE E. NEYMAN
Jesse E. Neyman
Executive Vice President, Finance and Strategic Planning

Date: May 21, 2010