Form 10-Q
period 2010-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2010-08-12
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2010, there were 30,200,251 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2010	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$5,265	$6,485
Restricted cash	—	10
Accounts receivable, net of allowance for doubtful accounts of $745 and $948 at June 30, 2010 and December 31 2009, respectively	19,976	14,612
Inventories, net	26,812	27,232
Deferred tax assets	431	762
Income tax receivable	9,710	6,607
Other current assets	1,391	871

Total current assets	63,585	56,579

Property and equipment, net	55,579	60,251
Goodwill	26,943	26,943
Other intangible assets, net	39,484	35,128
Deferred tax assets, less current portion	157	—

Total assets	$185,748	$178,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,243	$8,021
Accrued liabilities	10,027	4,941
Interest payable	1,981	2,672
Current portion of long-term debt	7,626	8,949

Total current liabilities	27,877	24,583

Convertible notes, net of discount	96,083	95,601
Long-term debt, less current portion	33,002	23,589
Warrant liability	6,045	4,729
Deferred tax liabilities, less current portion	3,548	3,203

Total liabilities	166,555	151,705

Commitments and contingencies

Stockholders’ equity:
Cumulative convertible preferred stock at accreted value, $0.0001 par value, 100,000 shares authorized; 13,020 and 16,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	7,056	6,943
Common stock, $0.0001 par value, 80,000,000 shares authorized; shares issued and outstanding: 30,845,011 and 30,165,533, respectively, at June 30, 2010 and 24,168,292 and 23,362,907, respectively, at December 31, 2009	3	2
Additional paid-in capital	95,574	84,020
Accumulated other comprehensive income	109	118
Accumulated deficit	(82,918)	(63,342)
Treasury stock at cost, 438,783 and 346,270 shares at June 30, 2010 and December 31, 2009, respectively	(631)	(545)

Total stockholders’ equity	19,193	27,196

Total liabilities and stockholders’ equity	$185,748	$178,901

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$31,174	$23,503	$59,544	$64,179

Cost of revenue	19,823	19,855	40,181	48,040

Gross margin	11,351	3,648	19,363	16,139

Expenses:
Selling, general and administrative	13,218	9,053	23,408	19,342
Depreciation and amortization	1,182	1,249	2,376	2,493
Research and development	364	396	726	825
Impairment of goodwill	—	18,500	—	18,500

Total expenses	14,764	29,198	26,510	41,160

Loss from operations	(3,413)	(25,550)	(7,147)	(25,021)

Other income (expense):
Loss on extinguishment of debt	—	—	(995)	—
Interest expense	(4,945)	(3,914)	(9,163)	(7,600)
Other financing costs	—	—	(816)	—
Change in fair value of warrant liability	497	—	(1,316)	—
Other income (expense), net	(10)	(23)	52	(168)

Total other income (expense)	(4,458)	(3,937)	(12,238)	(7,768)

Loss before income taxes	(7,871)	(29,487)	(19,385)	(32,789)

Income tax benefit	1,709	9,670	3,710	10,969

Net loss	(6,162)	(19,817)	(15,675)	(21,820)

Accrued dividends and accretion of discount on preferred stock	(1,273)	—	(3,901)	—

Net loss attributable to common stockholders	$(7,435)	$(19,817)	$(19,576)	$(21,820)

Basic and diluted loss per common share:
Basic and diluted loss per common share	$(0.28)	$(1.01)	$(0.84)	$(1.12)

Weighted average common shares used in computing basic and diluted loss per common share	26,445	19,676	23,323	19,544

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(15,675)	$(21,820)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,010	6,982
Amortization of deferred financing costs	1,516	721
Accretion of debt discount	2,451	2,330
Impairment of goodwill	—	18,500
Loss on extinguishment of debt	995	—
Change in fair value of warrant liability	1,316	—
Gain on sale of assets	(132)	(416)
Stock compensation expense	3,839	662
Reduction in (excess) tax benefit of share-based awards	1,685	(8)
Deferred income tax benefit	(1,166)	(4,481)
Unrealized loss on interest rate swap	—	56
Change in current assets and liabilities:
Restricted cash	10	—
Accounts receivable	(5,364)	22,141
Inventories	420	6,131
Income tax receivable	(3,103)	—
Other current assets	(520)	(10,952)
Accounts payable	222	(11,180)
Accrued liabilities	2,277	(5,404)
Interest payable	(691)	398

Net cash (used in) provided by operating activities	(4,910)	3,660

Cash flows from investing activities:
Proceeds from sale of assets	1,343	1,486
Purchase of patents	2	—
Capital expenditures	(2,183)	(4,932)

Net cash used in investing activities	(838)	(3,446)

Cash flows from financing activities:
Proceeds from borrowings	40,000	9,574
Repayments of indebtedness	(32,022)	(6,981)
Debt issuance costs	(1,742)	(368)
Reduction in tax benefit of share-based awards	(1,685)	—
Purchase of treasury stock	(86)	—
Proceeds from exercise of warrants	69	—
Proceeds from exercise of stock options	3	30

Net cash provided by financing activities	4,537	2,255

Effect of exchange rate changes on cash and cash equivalents	(9)	—

Net (decrease) increase in cash and cash equivalents	(1,220)	2,469
Cash and cash equivalents at the beginning of the period	6,485	193

Cash and cash equivalents at the end of the period	$5,265	$2,662

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated Other
	Shares Issued	Value	Shares	Value	Shares	Cost	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance December 31, 2009	24,168	$2	16	$6,943	346	$(545)	$84,020	$118	$(63,342)	$27,196
Net loss	—	—	—	—	—	—	—	—	(15,675)	(15,675)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9)	—	(9)

Comprehensive loss										(15,684)
Common stock issued in payment of debt issuance costs	3,431	1	—	—	—	—	4,356	—	—	4,357
Common stock issued in exchange of convertible notes	1,569	—	—	—	—	—	1,992	—	—	1,992
Accretion of discount on preferred stock	—	—	—	3,093	—	—	—	—	(3,093)	—
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(808)	(808)
Stock warrants exercised	300	—	—	—	—	—	69	—	—	69
Stock options exercised	10		—	—	—	—	3	—	—	3
Restricted stock granted	71	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	21	—	—	—	—	—
Treasury stock purchased	—	—	—	—	72	(86)	—	—	—	(86)
Reduction in tax benefit of share-based awards	—	—	—	—	—	—	(1,685)	—	—	(1,685)
Stock compensation expense	—	—	—	—	—	—	3,839	—	—	3,839
Conversion of preferred stock into common stock	1,296	—	(3)	(2,980)	—	—	2,980	—	—	—

Balance June 30, 2010	30,845	$3	13	$7,056	439	$(631)	$95,574	$109	$(82,918)	$19,193

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K/A Amendment No. 2. A copy of Flotek’s 2009 Annual Report on Form 10-K may be obtained by visiting www.sec.gov and conducting a search of the Company’s Ticker Symbol: FTK or by visiting the Company’s website, www.flotekind.com. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Actual results could differ from these estimates.

Note 2—Recent Accounting Pronouncements

Application of New Accounting Standard

Effective January 1, 2010, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” which amends or adds certain paragraphs to the related Accounting Standards Codification (“ASC” or “Codification”) Topic 470, “Debt.” This standard addresses the accounting for an entity’s own-share lending arrangement initiated in conjunction with convertible debt or another financing offering and the effect a share-lending arrangement has on earnings per share. The guidance also addresses the accounting and earnings per share implications for probable or actual defaults by the share borrower. The new guidance is required to be applied retrospectively to all periods presented.

The Company has applied this guidance to its share lending arrangement which is described in Note 9. The retrospective effect of the adoption of ASU No. 2009-15 on the Company’s consolidated financial statements as of December 31, 2009 and for the three and six months ended June 30, 2009 is as follows (in thousands, except per share data):

Balance Sheet Information

	As of December 31, 2009
	As Reported	Adjustment	As Adjusted

Other intangible assets (deferred financing costs)	$34,837	$291	$35,128
Total assets	178,610	291	178,901

Additional paid-in capital	$83,555	$465	$84,020
Accumulated deficit	(63,168)	(174)	(63,342)
Total stockholders’ equity	26,905	291	27,196
Total liabilities and stockholders’ equity	178,610	291	178,901

Statement of Operations Information

	Three Months Ended June 30, 2009
	As Reported	Adjustment	As Adjusted

Interest expense	$(3,890)	$(24)	$(3,914)
Net loss	(19,793)	(24)	(19,817)
Net loss attributable to common stockholders	(19,793)	(24)	(19,817)

Basic and diluted loss per common share	$(1.01)		$(1.01)

Weighted average common shares used in computing basic and diluted loss per common share	19,676		19,676

	Six Months Ended June 30, 2009
	As Reported	Adjustment	As Adjusted

Interest expense	$(7,553)	$(47)	$(7,600)
Net loss	(21,773)	(47)	(21,820)
Net loss attributable to common stockholders	(21,773)	(47)	(21,820)

Basic and diluted loss per common share	$(1.11)		$(1.12)

Weighted average common shares used in computing basic and diluted loss per common share	19,544		19,544

New Accounting Requirements and Disclosures

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC Topic 310-10 to require increased disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period are effective for reporting periods ending after December 15, 2010, and disclosures about activity that occurs during a reporting period are effective for reporting periods beginning after December 15, 2010. The Company does not expect that adoption of the increased disclosure requirements will have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820-10 to require new disclosures related to the movements in and out of Levels 1, 2, and 3 and clarifies existing disclosures regarding the classification and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about certain Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the guidance regarding disclosure of movements in and out of the fair value measurement levels effective January 1, 2010. Adoption of this standard for these disclosures had no impact on the Company’s consolidated financial statements. The Company does not expect that adoption, effective January 1, 2011, of the new disclosure requirements regarding Level 3 fair value measurements will have a material impact on the Company’s consolidated financial statements.

Note 3—Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Supplemental non-cash investing and financing activities:
Shares of common stock issued in payment of debt issuance costs	$4,357	$—
Debt issuance cost expenditure included in accrued liabilities	2,000	—
Shares of common stock issued in exchange for convertible notes	1,992	—
Reduction of convertible debt upon note exchange	1,996	—
Property and equipment acquired through capital leases	112	62

Supplemental cash payment information:

Interest paid	$5,393	$4,189
Income taxes paid	$334	$3,158

Note 4—Product Revenue

The Company generates revenue from product sales, equipment rentals and service provider engagements. Revenue, and associated cost of revenue, related to each of these activities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Product	$19,119	$14,554	$37,413	$41,498
Rental	9,577	6,121	17,206	15,988
Service	2,478	2,828	4,925	6,693

	$31,174	$23,503	$59,544	$64,179

Cost of revenue:
Product	$10,620	$12,235	$21,798	$29,769
Rental	5,235	3,670	10,410	9,550
Service	1,638	1,671	3,338	4,233
Depreciation	2,330	2,279	4,635	4,488

	$19,823	$19,855	$40,181	$48,040

Note 5—Inventories

Inventories are as follows (in thousands):

	June 30, 2010	December 31, 2009

Raw materials	$9,831	$9,653
Work-in-process	—	—
Finished goods (includes in-transit)	19,639	20,659

Gross inventories	29,470	30,312
Less slow-moving and obsolescence reserve	(2,658)	(3,080)

Inventories, net	$26,812	$27,232

Note 6—Property and Equipment

Property and equipment are as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$1,266	$1,338
Buildings and leasehold improvements	18,561	19,143
Machinery, equipment and rental tools	62,150	62,369
Equipment in progress	503	133
Furniture and fixtures	1,307	1,306
Transportation equipment	3,701	4,252
Computer equipment	1,730	1,750

Gross property and equipment	89,218	90,291
Less accumulated depreciation	(33,639)	(30,040)

Property and equipment, net	$55,579	$60,251

The Company recognized depreciation expense of $2.9 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively, and $5.8 million and $5.7 million for the six months ended June 30, 2010 and 2009, respectively. Depreciation expense, recorded in cost of revenue which relates directly to activities that generate revenue, amounted to $2.3 million for each of the three month periods ended June 30, 2010 and 2009, and $4.6 million and $4.5 million for the six months ended June 30, 2010 and 2009, respectively.

Note 7—Goodwill

The Company tests goodwill for impairment on an annual basis during the fourth quarter of every year, and more frequently if circumstances indicate a potential impairment. The Company’s external financial reporting and disclosures are based upon its three reportable segments, Drilling Products, Artificial Lift, and Chemicals and Logistics, while its goodwill assessment and managerial analysis is focused upon the Company’s four identifiable reporting units (Drilling Products, Artificial Lift, Chemicals and Logistics and Teledrift). Only two of the Company’s identifiable reporting units, Chemicals and Logistics and Teledrift, have an unamortized goodwill balance at June 30, 2010. Goodwill was not tested for impairment during the three or six months ended June 30, 2010. Company management concluded that there were not changes in market conditions or financial indicators that would indicate a requirement for additional impairment testing of the Company’s remaining goodwill assets.

During the three months ended June 30, 2009, the Company recognized $18.5 million of goodwill impairment charges related to its Teledrift reporting unit. Goodwill impairment resulted from a macro-economic decline, in particular, the direct impact the downturn had on the oil and gas industry and affiliated industries, and the Company’s forecast related to its Teledrift reporting unit.

Note 8—Other Intangible Assets

Other intangible assets are as follows (in thousands):

	June 30, 2010	December 31, 2009

Patents	$6,282	$6,282
Customer lists	28,543	28,543
Non-compete agreements	1,715	1,715
Brand name	6,199	6,199
Supply contract	1,700	1,700
Other	426	428

Other acquired intangible assets	44,865	44,867
Less accumulated amortization	(15,179)	(13,925)

Net other acquired intangible assets	29,686	30,942
Deferred financing costs, net	9,798	4,186

Other intangible assets, net	$39,484	$35,128

Other acquired intangible assets are amortized on a straight-line basis over two to 20 years. The Company recognized amortization expense of $0.6 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively.

Deferred financing costs are amortized using the effective interest method. The Company recognized amortization expense of $1.0 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Company incurred deferred financing costs of $8.1 million relating to its new term loan and the exchange of the convertible notes and expensed $1.0 million of unamortized deferred financing costs related to the senior credit facility with Wells Fargo, which was repaid on March 31, 2010.

Note 9—Convertible Notes and Long-Term Debt

Convertible notes and long-term debt are as follows (in thousands):

	June 30, 2010	December 31, 2009

Convertible notes:
Convertible senior notes (2008 Notes)	$75,000	$115,000
Convertible senior secured notes (2010 Notes)	36,004	—
Less discount on notes	(14,921)	(19,399)

Convertible notes, net of discount	$96,083	$95,601

Long-term debt:
Term loan	$40,000	$—
Senior credit facility:
Equipment term loans	—	21,210
Revolving line of credit	—	9,953
Real estate term loans	—	717
Capital lease obligations	628	658

Total	40,628	32,538
Less current portion	(7,626)	(8,949)

Long-term debt, less current portion	$33,002	$23,589

Convertible Notes

The Company’s convertible notes consist of Convertible Senior Notes (the “2008 Notes”) and Convertible Senior Secured Notes (the “2010 Notes”).

On February 14, 2008, the Company issued the 2008 Notes at par, in the aggregate principal amount of $115 million. Net proceeds received from issuance of the 2008 Notes were $111.8 million. The 2008 Notes bear interest at 5.25% and mature on February 15, 2028.

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

Upon closing of the exchange, investors received, for each $1,000 principal amount of the 2008 Notes exchanged, (a) 2010 Notes in a principal amount of $900 and (b) $50 in shares of the Company’s common stock (based on the greater of 95% of (1) the volume-weighted average price of the common stock for the preceding ten trading days or (2) the closing price of the common stock on the day before the closing). The 2010 Notes have the same maturity date, interest rate, conversion rights, conversion rate, Company redemption rights and guarantees as the 2008 Notes, except that in addition they are also secured by a second priority lien on substantially all of the Company’s assets.

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

The 2008 Notes and the 2010 Notes are guaranteed by most of the Company’s wholly-owned subsidiaries. The Company is a holding company with no independent assets or operations, the guarantees are full and unconditional and joint and several, and any subsidiaries of the Company that are not subsidiary guarantors are “minor” subsidiaries as such term is defined under the rules and regulations of the SEC. The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

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

Because the 2008 Notes may be settled in cash upon conversion, the Company has accounted for the liability and equity components of the 2008 Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company assumed an 11.5% nonconvertible debt interest rate and an expected term of the debt of five years to determine the debt discount. The expected term of five years is based upon the time until a call/put option can be exercised on the 2008 Notes in February 2013. The effective tax rate assumed was 38.0%. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with a related deferred tax liability of $10.6 million. The resulting discount on the 2008 Notes is being accreted over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. At the date of the exchange described above, the unamortized discount related to the 2008 Notes exchanged was allocated to the 2010 Notes and continues to be amortized over the same period, at an assumed rate of 9.9%, using the effective interest method. The Company recorded non-cash interest expense related to accretion of the discount of $1.2 million for each of the three month periods ended June 30, 2010 and 2009, and $2.5 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively.

Term Loan—Senior Credit Facility

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement with Whitebox Advisors LLC, as administrative agent for a syndicate of lenders, for a $40 million term loan. This term loan refinanced the Company’s existing senior credit facility at Wells Fargo Bank and provided net proceeds of $6.1 million to the Company.

The indebtedness under the term loan matures November 1, 2012 and has scheduled cash principal payments of $750,000 in 2010, $3,750,000 in 2011, and $3,000,000 in 2012 with the remaining unpaid principal balance due at maturity. Interest is payable quarterly. The Company has the option to either pay the total amount of interest due in cash or to pay a portion of the interest in cash and capitalize the balance of the interest, thereby increasing the principal amount of the new senior credit facility. The annualized cash interest rate is 12.5% when the principal balance exceeds $30 million, 11.5% when the principal balance is $20 million or more but not in excess of $30 million, and 10.5% when the principal balance is less than $20 million. If the Company elects to capitalize a portion of the interest, the annualized cash interest rate is 8% and additional interest is capitalized and added to the principal amount of the new senior credit facility at a annualized rate of 6% when the principal balance exceeds $30 million, 4.5% when the principal balance is $20 million or more but not in excess of $30 million, and 3.5% when the principal balance is less than $20 million.

The Amended and Restated Credit Agreement requires additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes, depreciation and amortization) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5 million and up to $15 million from certain asset disposals, plus 75% of cash proceeds in excess of $15 million from certain asset disposals, (c) 75% of any Federal income tax refunds, and (d) upon election by the lenders, up to $1 million of principal on quarterly payment dates, when the volume-weighted average price of the Company’s stock price is equal to or greater than $1.3419 per share, payable by issuing common stock (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

The Amended and Restated Credit Agreement provides for a commitment fee of $7,300,000, payable as follows: (a) $925,975 in cash at closing, (b) $4,374,025 through the issuance of 3,431,133 shares of common stock at closing (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days), (c) $1,000,000 payable in September 2010 in cash or common stock (based on $1.2077 per share), and (d) $1,000,000 payable in March 2011 in cash or common stock (based on $1.1406 per share). At June 30, 2010, the liability for the unpaid commitment fee of $2.0 million is recorded in accrued liabilities within the balance sheet. The election as to whether the commitment fee for (c) and (d) is payable in cash or common stock is decided by the Company if the volume-weighted average price of the common stock is $1.00 or more per share and by the lenders if such average is less than $1.00 per share at the payment date. One half of the commitment fee has been allocated to the exchange transaction involving the Company’s convertible notes (described above).

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

The fair value of the Share Lending Agreement at its inception was $0.5 million which has been capitalized as an issuance cost and is being amortized as interest expense over its expected term of five years using the effective interest method. At June 30, 2010, unamortized issuance costs were $0.2 million.

Capital Lease Obligations

The Company leases certain equipment and vehicles under capital leases. At June 30, 2010 and at December 31, 2009, the Company had approximately $0.6 million in capital lease obligations.

Note 10—Fair Value of Financial Instruments

The Company’s liabilities measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

At June 30, 2010:
Common stock warrants (1)	$—	$—	$6,045	$6,045

At December 31, 2010:
Common stock warrants (1)	$—	$—	$4,729	$4,729

Interest rate swap (2)	$—	$478	$—	$478

(1)	The fair value of the warrants is estimated using a Black-Scholes option-pricing model.
(2)	The swap valuation is obtained from a bank estimate using pricing models with market-based inputs.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2010 are as follow (in thousands):

Warrant Liability

Balance at December 31, 2009	$4,729
Fair value adjustments, net	1,316
Net transfers in/(out)	—

Balance at June 30, 2010	$6,045

The carrying value and estimated fair value of the Company’s other financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

2008 convertible senior notes(1)	$64,053	$47,700	$95,601	$60,375
2010 convertible senior secured notes(1)	32,030	24,043	—	—
Term loan	40,000	40,347	—	—
Senior credit facility	—	—	31,880	31,880
Capital lease obligations	628	574	658	628

(1)	The convertible senior notes carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible senior notes, which includes the convertible equity features.

The Company determined the estimated fair value of the convertible senior notes based on the quoted market price of the notes. The estimated fair value of the term loan was determined based on current rates available for instruments with similar risks and maturities. The carrying value of the senior credit facility approximated fair value because interest rates were variable, and accordingly, the carrying value approximated current market value for instruments with similar risks and maturities. Fair value of the capital leases was determined based on recent lease rates adjusted for a risk premium.

The Company’s non-financial assets, including goodwill, other intangible assets and property and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., evidence of impairment). The Company had no cash equivalents at June 30, 2010 or December 31, 2009. The fair value of all other receivables and liabilities approximated their carrying values due to the short-term nature of these instruments.

Note 11—Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares outstanding, if the effect is dilutive. Because of the net loss during the three and six months ended June 30, 2010 and 2009, potentially dilutive securities have been excluded from the calculation of diluted earnings per share, as inclusion would have an anti-dilutive effect on net loss per share.

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

The computational components of basic and diluted earnings (loss) per common share are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average common shares used in computing basic and diluted earnings (loss) per common share	26,445	19,676	23,323	19,544

Securities convertible into shares of common stock at the dates indicated, not used in the computation of diluted earnings per common share because the effect would be anti-dilutive, are as follows (in thousands):

	June 30,
	2010	2009

Stock options under long-term incentive plans	1,581	1,244
Stock warrants	9,476	—
Convertible notes (if-converted)	4,879	5,055
Convertible preferred stock (if-converted)	5,661	—

	21,597	6,299

Note 12—Income Taxes

The effective income tax rate for the three months ended June 30, 2010 and 2009 was a benefit rate of 21.7% and 32.8%, respectively, and for the six months ended June 30, 2010 and 2009 was a benefit rate of 19.1% and 33.5%, respectively. The Company’s effective income tax rate in 2010 differs from the federal statutory rate primarily due to the change in the valuation allowance on deferred tax assets, the nondeductible portion of the change in the warrant liability, and state income taxes. The Company’s current organization structure requires it to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.

The Company has recorded a federal income tax receivable of approximately $10.4 million related to the carryback of net operating losses incurred in 2009 and the first six months of 2010. The Company has filed its 2009 federal tax return and anticipates receiving a federal tax refund of approximately $7.4 million for taxes previously paid.

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

The gross proceeds from the issuance of the Units were allocated at the date of the transaction based on the relative fair values of the preferred stock and the warrants. In order to calculate the relative fair values, the Company obtained third-party valuations to assist it in establishing the fair value of the debt and equity components of the Units. The fair value of the warrants was determined using the Black-Scholes option-pricing model using a five-year term, volatility of 54.0%, a risk-free rate of 2.7% and an assumed dividend rate of zero. The fair value of the preferred stock component was determined via separate valuations of the conversion rights and the host contract. The fair value of the conversion rights were determined based on a Monte Carlo simulation of the Company’s possible future stock prices, which generated potential conversion outcomes. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the warrants) as preferred stock in stockholders’ equity and the detachable warrants with a fair value of $5.2 million were recorded as a warrant liability.

The Company determined that the embedded conversion option within the preferred stock was beneficial (had intrinsic value) to the holders of the preferred stock. The intrinsic value of the conversion option was determined to be $5.2 million and was recognized as a beneficial conversion discount with offset to additional paid-in capital at the date of the transaction.

The conversion period for the preferred stock was estimated to be 36 months based on an evaluation of the conversion options. The accretion of the discount on the preferred stock recorded during the three and six months ended June 30, 2010 was $0.8 million and $3.1 million, respectively, including the effect of the conversions which occurred during the first six months of 2010 (described below).

The fair value of the warrants has been calculated at each period end using the Black-Scholes option-pricing model. At June 30, 2010, inputs for the fair value calculation included the remaining term of the warrants, volatility of 68.4%, a risk-free rate of 1.8%, and an assumed dividend rate of zero.

Conversions of Preferred Stock

During the six months ended June 30, 2010, holders of 2,980 shares of preferred stock elected conversion into 1,295,648 shares of the Company’s common stock. The Company did not receive any proceeds from the conversions. The holders of the preferred stock were not entitled to accumulated and unpaid dividends on the converted shares; therefore, $0.3 million of accrued and unpaid dividends were reversed and are reported as a reduction of accrued dividends during the six months ended June 30, 2010. At June 30, 2010, the Company had accrued and unpaid dividends on its preferred stock of $1.7 million ($131.25 per share).

Upon conversion of the preferred stock, the Company recognized the unamortized discount remaining on the converted preferred shares as additional accretion of discount on preferred stock.

Re-pricing and Exercises of Stock Warrants

In connection with the Amended and Restated Credit Agreement related to the Company’s term loan, the stock warrants issued in August 2009 in connection with issuance of the Series A cumulative convertible preferred stock have been re-priced, effective March 31, 2010. The Exercisable Warrants and the Contingent Warrants both contain anti-dilution price protection. At June 30, 2010, there are outstanding warrants to purchase up to 9,475,750 shares of the Company’s common stock at an exercise price of $1.2748 per share. During the six months ended June 30, 2010, warrants were exercised to purchase 300,454 shares of the Company’s common stock.

Note 14—Common Stock

A reconciliation of the change in issued shares of the Company’s common stock during the six months ended June 30, 2010 is as follows:

Shares issued at December 31, 2009	24,168,292
Issued upon conversion of preferred stock	1,295,648
Issued in exchange of convertible notes	1,568,867
Issued in payment of debt issuance costs	3,431,133
Issued upon exercise of warrants	300,454
Other	80,617

Shares issued at June 30, 2010	30,845,011

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

The Company has filed a motion to dismiss the Amended Complaint and intends to mount a vigorous defense to these claims. The motion to dismiss is now fully briefed and is pending before the Court. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.

Other Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Common Stock Listing on the New York Stock Exchange

The Company’s common stock is listed on the New York Stock Exchange (NYSE). Under the NYSE’s continued listing standards, a company is considered to be below compliance standards if, among other things, both its average global market capitalization is less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million. The Company failed to comply with this compliance standard during the fourth quarter of 2009 and remained out of compliance at June 30, 2010.

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

The Company has determined that it has three reportable segments:

•

The Chemicals and Logistics segment is made up of two business divisions: Specialty Chemicals and Logistics. The Specialty Chemicals division designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. The Logistics division manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•

The Artificial Lift segment manufactures and markets artificial lift equipment, including the Petrovalve line of beam pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. Certain functions, including various sales and marketing activities and corporate general and administrative activities, are provided centrally from the corporate office. The costs of these functions, together with other expenses and the income tax provision (benefit), are not allocated to the segments. Intersegment sales are accounted for at fair value as if sales were to third parties. Intersegment revenue is not material.

Summarized financial information concerning the segments as of and for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total

Three Months Ended June 30, 2010
Net revenue from external customers	$14,017	$14,861	$2,296	$—	$31,174
Gross margin	6,403	4,215	733	—	11,351
Income (loss) from operations	3,984	(232)	379	(7,544)	(3,413)
Depreciation and amortization	432	2,946	54	80	3,512
Total assets	37,038	116,074	7,489	25,147	185,748
Capital expenditures	87	1,095	21	5	1,208

Three Months Ended June 30, 2009
Net revenue from external customers	$9,436	$11,597	$2,470	$—	$23,503
Gross margin	3,841	(503)	310	—	3,648
Income (loss) from operations	1,649	(23,436)	(65)	(3,698)	(25,550)
Depreciation and amortization	441	2,933	75	79	3,528
Total assets	32,978	142,649	12,542	13,955	202,124
Capital expenditures	18	1,042	—	—	1,060

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total

Six Months Ended June 30, 2010
Net revenue from external customers	$27,129	$27,772	$4,643	$—	$59,544
Gross margin	12,215	5,734	1,414	—	19,363
Income (loss) from operations	7,680	(3,401)	633	(12,059)	(7,147)
Depreciation and amortization	864	5,874	111	161	7,010
Total assets	37,038	116,074	7,489	25,147	185,748
Capital expenditures	126	2,023	29	5	2,183

Six Months Ended June 30, 2009
Net revenue from external customers	$26,686	$29,884	$7,609	$—	$64,179
Gross margin	10,767	3,652	1,720	—	16,139
Income (loss) from operations	6,053	(24,109)	754	(7,719)	(25,021)
Depreciation and amortization	919	5,818	162	83	6,982
Total assets	32,978	142,649	12,542	13,955	202,124
Capital expenditures	123	4,809	—	—	4,932

One customer and its affiliates accounted for $3.2 million and $3.4 million of consolidated revenue for the three months ended June 30, 2010 and 2009, respectively, and for $6.9 million and $11.2 million of consolidated revenue for the six months ended June 30, 2010 and 2009, respectively. Over 97% of this revenue related to sales by the Chemicals and Logistics segment for the three and six months periods ended June 30, 2010 and approximately 99% for the same periods in 2009.

Revenue by country is determined based upon the location of services provided and products sold. Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

United States	$26,714	$20,300	$50,968	$55,888
Other countries	4,460	3,203	8,576	8,291

Total	$31,174	$23,503	$59,544	$64,179

Long-lived assets held in countries other than the United States are not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note About Forward-Looking Statements

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” other than purely historical information, including estimates, projections and statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are to be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report. Many of these forward looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are only predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2009, the Quarterly Report on From 10-Q for the period ended March 31, 2010, and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information or future events, except as required by law.

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

Success within the oilfield services industry is dependent upon the Company’s ability to differentiate its products and services, to provide superior quality products and services, and to maintain a competitive cost structure. In North America, operations are primarily impacted by natural gas exploration and production activity and, to a lesser extent, oil well drilling activity. Drilling activity, which most directly impacts the Company, is significantly influenced by current natural gas prices, natural gas price volatility, forward natural gas/crude oil price forecasts and availability of capital. Further, the Company’s gross margins are directly impacted by the variable pricing of products and services inherent within the oilfield services industry. Variable pricing is based upon the level of customer activity, availability of equipment/resources, and competitive pressures. Historical market conditions are reflected in the following table.

	For Three Months Ended June 30,		Percentage	For Six Months Ended June 30,		Percentage
	2010	2009	Change	2010	2009	Change

Average Active Drilling Rigs

United States	1,513	934	62%	1,433	1,139	26%
Canada	176	89	98%	311	211	47%

Total North America	1,689	1,023	65%	1,744	1,350	29%

Vertical rigs (U.S.)	493	373	32%	478	479	0%
Horizontal rigs (U.S.)	790	387	104%	729	441	65%
Directional rigs (U.S.)	230	174	32%	226	219	3%

Total drilling type (U.S.)	1,513	934	62%	1,433	1,139	26%

Oil vs. Natural Gas Drilling Rigs

Oil	642	234	174%	668	319	110%
Natural Gas	1,047	789	33%	1,076	1,031	4%

Total North America	1,689	1,023	65%	1,744	1,350	29%

Average Commodity Prices

West Texas Intermediate Crude Prices ($/barrel)	$77.79	$59.44	31%	$78.22	$51.18	53%

Natural Gas Prices ($/ccf)	$4.21	$3.44	22%	$4.51	$3.90	16%

Sources: Rig counts: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

North American demand for the Company’s products and services is significantly impacted by the price of natural gas and oil and gas drilling activity. While the price of natural gas improved marginally in 2010 as compared to the same period in 2009, the price of oil escalated 30.9% resulting in increased drilling activity. Exploratory oil rigs in North America have increased from 234 rigs as of June 30, 2009 to 642 rigs as of June 30, 2010, representing a 174% period over period increase. Natural gas rigs have increased from 789 rigs as of June 30, 2009 to 1,047 rigs as of June 30, 2010, a period over period increase of 32.6%.

The 2009 economic decline within the oil field services business, combined with successful exploration and production in unconventional shale and tight gas sands plays in the United States has contributed to excess reserves of natural gas. The impact from the current market’s supply and demand resulted in the deterioration of prices and in the reluctance of exploration and production companies to continue investment in these types of activities. This environment created a ripple effect which contributed to marginal rig activity mid-year 2009, with only slight increases realized during the last six months of 2009.

Because the first half of 2009 was greatly affected by the North America economic slowdown, particularly in the industrial sector, the Company believes the second quarter of 2010 comparisons to the first quarter of 2010 are more indicative of what the North American Energy marketplace will be in the near term. While 2010 current natural gas prices hover just over $4/ccf and oil prices range at approximately $78/barrel, rig count has shown some stabilization in the United States and is currently at approximately 1,500 rigs. While the Company’s product lines, especially within the Chemical and Logistics segment, have always been heavily dependent on natural gas drilling, the new products the Company is introducing into the market should help widen the Company’s revenue base.

The Company’s consolidated operations have shown a revenue increase of 32.6% and a gross margin improvement of 39.2% respectively for the three months ended June 30, 2010 compared to the three months ended March 31, 2010. While the basic fundamentals of a soft industrial recovery and an excess of natural gas still exist, the stabilization of rig count and improved oil drilling prospects offer a compelling argument that the remainder of 2010 will match or exceed the market and demand of the three months ended June 30, 2010.

The Company’s business is comprised of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. The Company’s focus is on serving the drilling-related needs of oil and gas companies primarily through the Chemicals and Drilling segments, and the production-related needs of oil and gas companies through the Artificial Lift and Chemicals segments. The Company believes its product offerings and geographical presence throughout its three business segments provides the Company with diverse sources of cash flow. Although each segment has unique business specific technical expertise, all share a common commitment to provide the Company’s customers with quality and competitively priced equipment and services.

•

The Chemicals and Logistics segment is comprised of two business divisions: Specialty Chemicals and Logistics. Specialty Chemical designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production. Logistics manages automated bulk material handling, loading facilities, and blending capabilities for oilfield service companies.

•	The Drilling Products segment rents, inspects, manufactures and markets downhole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•

The Artificial Lift segment assembles and markets artificial lift equipment; including the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production.

Consolidated Results of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$31,174	$23,503	$59,544	$64,179
Cost of revenue	19,823	19,855	40,181	48,040

Gross margin	11,351	3,648	19,363	16,139

Selling, general and administrative costs	13,218	9,053	23,408	19,342
Depreciation and amortization	1,182	1,249	2,376	2,493
Research and development costs	364	396	726	825
Impairment of goodwill	—	18,500	—	18,500

Loss from operations	(3,413)	(25,550)	(7,147)	(25,021)

Loss on extinguishment of debt	—	—	(995)	—
Interest and other expense, net	(4,955)	(3,937)	(9,111)	(7,768)
Other financing costs	—	—	(816)	—
Change in fair value of warrant liability	497	—	(1,316)	—

Loss before income taxes	(7,871)	(29,487)	(19,385)	(32,789)

Income tax benefit	1,709	9,670	3,710	10,969

Net loss	$(6,162)	$(19,817)	$(15,675)	$(21,820)

Consolidated Results of Operations Comparison of Quarter and Six Months Periods Ended June 30, 2010 and June 30, 2009

Revenue for the three months ended June 30, 2010 was $31.2 million, an increase of $7.7 million, or 32.6%, compared to $23.5 million for the same period in 2009. The increase in revenue is attributable to increased activity within both the Chemicals and Drilling segments. The Chemicals segment, period over period, increased primarily as a result of recovery of previously granted product and service price reductions and as a result of increased product demand due to increased well completion activity within the industry. The favorable period over period Drilling variance is due to increased rental activity resultant from a 32.2% increase in vertical rig count. The Company’s increased international rental activity of approximately $0.7 million, and combined increase in domestic rental activity of approximately $1.3 million, also contributed to the period over period increase for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009.

Revenue for the six months ended June 30, 2010 was $59.5 million, a decrease of $4.6 million, or 7.2%, compared to $64.2 million for the same period in 2009. The unfavorable variance resulted from the Drilling and Artificial Lift segments. The unfavorable variance in Drilling was due to decreased revenue from international exports during the first quarter of 2010 as compared to the first quarter of 2009, and due to decreased product sales to the copper mining industry. Although the market price of copper has started to increase, the volume of mining activity historically lag behind price fluctuations. Artificial Lift experienced a period over period decrease in revenue as product sales revenue for 2010 has not yet fully recovered from the 2009 North American economic decline and the low price of natural gas, of which the negative impact was not fully realized in 2009 until the third quarter.

The consolidated gross margin for the three months ended June 30, 2010 increased $7.7 million, or 211.2%, as compared with the same period last year 2009. The gross margin as a percentage of sales revenue increased to 36.4% for the three months ended June 30, 2010 from 15.5% for the three months ended June 30, 2009. This 20.9% increase was due primarily to increased product sales revenue (31.4%) and rental revenue (56.5%).

The consolidated gross margin for the six months ended June 30, 2010 increased $3.2 million, or 20.0%, as compared with the same period of 2009. The gross margin as a percentage of sales increased to 32.5% for the six months ended June 30, 2010, from 25.1% for the six months ended June 30, 2009. This 7.4% increase was due primarily to the realization of direct and indirect operational expense cost savings (16.4%) across all three of the Company’s segments. Gross margin is calculated as revenue less the corresponding cost of revenue, which includes personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative costs are defined as costs that are not directly attributable to products sold or services rendered. Selling, general and administrative costs were $13.2 million and $23.4 million for the three and six months ended June 30, 2010, respectively, an increase of 46.0% and 21.0%, respectively, as compared to $9.1 million and $19.3 million for the same periods in 2009, respectively. The three and six month comparative period over period increase resulted from increased incentive stock compensation expense. Non-cash incentive stock compensation expense related to previously issued incentive equity awards granted to the Company’s former President and CEO of the Company which vested upon his retirement and separation from the Company effective June 30, 2010, totaled approximately $3.0 million and was recognized during the second quarter of 2010.

Depreciation and amortization costs were $1.2 million for both the three months ended June 30, 2010 and 2009, respectively, and $2.4 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively.

Research and development (R&D) costs were $0.4 million for each of the three month periods ended June 30, 2010 and 2009, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively. The Company anticipates 2010 R&D spending levels to remain comparable with 2009 expenditure levels.

Interest expense was $5.0 million for the three months ended June 30, 2010 versus $3.9 million compared to the same period in 2009 and $9.1 million for the six months ended June 30, 2010 versus $7.8 million compared to the same period in 2009. The period over period increase for both the three and six months periods ended June 30, 2010 as compared to the same periods in 2009 was due to the refinancing of the Company’s Senior Credit Facility and Convertible Debt (See Part I, “Item 1. Financial Statements” Note 9 – Convertible Notes and Long-Term Debt of the condensed consolidated financial statements), as well as, a $0.4 million payment to Wells Fargo in settlement of the Company’s interest rate swap in March 2010.

The effective income tax rate for the three months ended June 30, 2010 and 2009 was a benefit rate of 21.7% and 32.8%, respectively and for the six months ended June 30, 2010 and 2009 was a benefit rate of 19.1% and 33.5%, respectively. The Company’s effective income tax rate in 2010 differs from the federal statutory rate primarily due to the change in valuation allowance on deferred tax assets, the nondeductible portion of the change in the warrant liability, and state income taxes. The Company’s current organization structure requires it to file two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.

The Company has recorded a federal income tax receivable of approximately $10.4 million related to the carryback of net operating losses incurred in 2009 and the first six months of 2010. The Company has filed its 2009 federal tax return and anticipates receiving a federal tax refund of approximately $7.4 million for taxes previously paid.

Results by Segment

Chemical and Logistics Results of Operations Comparison: Quarter and Six Months Periods Ended June 30, 2010 and June 30, 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$14,017	$9,436	$27,129	$26,686

Gross margin	$6,403	$3,841	$12,215	$10,767

Gross margin %	45.7%	40.7%	45.0%	40.3%

Income from operations	$3,984	$1,649	$7,680	$6,053

Income from operations %	28.4%	17.5%	28.3%	22.7%

Chemicals and Logistics revenue for the quarter ended June 30, 2010 was $14.0 million, an increase of $4.6 million, or 48.5%, compared to $9.4 million for the quarter ended June 30, 2009. The favorable three month period over period variance, is a result of recovery of previously granted product and service price reductions and as a result of increased product demand attributable to a 38% increase in well completion activity within the industry. Chemicals and Logistics revenue for the six months ended June 30, 2010 was $27.1 million, an increase of $0.4 million, or 1.7%, compared to $26.7 million for the six months ended June 30, 2009. The favorable six month period ended June 30, 2010 over the six month period ended June 30, 2009 variance correlates with the a 4% increase in average natural gas rig activity within the industry. This positive variance was offset by a decrease in customer service revenue, primarily attributable to the first quarter of 2010 as compared to the first quarter of 2009 in response to industry uncertainty regarding ramifications of the Gulf Coast oil disaster.

The gross margin for the quarter ended June 30, 2010 increased $2.6 million, or 66.7%, compared to $3.8 million for the quarter ended June 30, 2009. The gross margin for the six months ended June 30, 2010 increased $1.5 million, or 13.4%, compared to $10.8 million for the six months ended June 30, 2009. Favorable period over period variances were due to increased product sales volumes and favorable product mix margins combined with realized cost containment savings related to direct expenses.

Income from operations was $4.0 million for the quarter ended June 30, 2010, an increase of approximately $2.3 million, or 141.6%, compared to $1.6 million for the quarter ended June 30, 2009. Income from operations as a percentage of revenue for the three months ended June 30, 2010 was 28.4% as compared to 17.5% for the three months ended June 30, 2009. Income from operations for the six months ended June 30, 2010 was $7.7 million, an increase of approximately $1.6 million, or 26.9%, compared to $6.1 million for the six months ended June 30, 2009. Income from operations as a percentage of revenue for the six month period ended June 30, 2010 was 28.3% as compared to 22.7% for the same period of 2009. Favorable variances are attributable to increased product sales revenue and realization of cost containment savings initiatives implemented in response to the deterioration of the North American economy in 2009.

Drilling Products Results of Operations Comparison: Quarter and Six Months Periods Ended June 30, 2010 and June 30, 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$14,861	$11,597	$27,772	$29,884

Gross margin	$4,215	$(503)	$5,734	$3,652

Gross margin %	28.4%	(4.3)%	20.6%	12.2%

Loss from operations	$(232)	$(23,436)	$(3,401)	$(24,109)

Loss from operations %	(1.6)%	(202.1)%	(12.2)%	(80.7)%

Drilling Products revenue for the quarter ended June 30, 2010 was $14.9 million, an increase of $3.3 million, or 28.1%, compared to $11.6 million for the quarter ended June 30, 2009. The favorable variance was attributable to increased rental activity consistent with the 32.2% increase in vertical rig count (493 rigs at June 30, 2010 compared to 373 rigs at June 30, 2009). Increased Teledrift international rental activity in Argentina and Canada of approximately $0.7 million, as well as increased domestic rental activity, particularly at the Broussard and Midland locations of approximately $1.3 million, also contributed to the period over period increase for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009. Drilling Products revenue for the six months ended June 30, 2010 was $27.8 million, a decrease of $2.1 million, or 7.1%, compared to $29.9 million for the six months ended June 30, 2009. The period over period decrease in revenue for the first six months of 2010 as compared to the same period of 2009 was primarily due to decreased international exports of Turbeco I. J. pups drilling motors ($2.3 million) and decreased product sales to the copper mining industry ($0.9 million) resultant from the decline in the market price of copper, partially offset by increased international rental activity of Teledrift inclination equipment ($0.9 million).

The gross margin for the quarter ended June 30, 2010 was $4.2 million, an increase of $4.7 million, or 938.0%, as compared to $(0.5) million for the quarter ended June 30, 2009. The favorable increase was primarily due to increased rental revenue of $3.5 million and realized savings from cost containment initiatives of $1.5 million. The gross margin for the six months ended June 30, 2010 was $5.7 million, an increase of $2.1 million, or 57.0%, as compared $3.7 million for the same period in 2009. The increase was attributable to a combination of reduced product sales revenue ($2.4 million), reduced service revenue ($1.0 million), increased rental revenue ($1.2 million) and realized savings from cost containment initiatives ($4.2 million).

Loss from operations was $0.2 million for the quarter ended June 30, 2010, a decrease of $23.2 million, or 99.0%, as compared to a loss of $23.4 million for the quarter ended June 30, 2009. The decrease was primarily attributable to $18.5 million of goodwill impairment recognized in the second quarter of 2009, decreased cost of revenue, ($10.6 million versus $12.1 million for the three months ended June 30, 2010 and 2009, respectively) and cost containment savings ($1.5 million for the second quarter of 2010 as compared to the same period of 2009). Loss from operations was $3.4 million in the first half of 2010, a decrease of $20.7 million, or 85.9%, as compared to the same period in 2009. The decrease was primarily attributable to $18.5 million of goodwill impairment recognized in the second quarter of 2009 and decrease in product sales and service revenue of $2.4 million and $1.0 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 and realized cost containment efficiencies of $1.5 million during the second quarter of 2010 as compared to the second quarter of 2009.

Management has forecast Drilling capital expenditures of $2.5 million in 2010; however, this amount may fluctuate contingent upon market demand and results of operations.

Artificial Lift Results of Operations Comparison: Quarter and Six Months Periods Ended June 30, 2010 and June 30, 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$2,296	$2,470	$4,643	$7,609

Gross margin	$733	$310	$1,414	$1,720

Gross margin %	31.9%	12.6%	30.5%	22.6%

Income (loss) from operations	$379	$(65)	$633	$754

Income from operations %	16.5%	(2.6)%	13.6%	9.9%

Artificial Lift revenue for the quarter ended June 30, 2010 was $2.3 million, a decrease of $0.2 million, or 7.0%, as compared to $2.5 million for the quarter ended June 30, 2009, while revenue for the six months ended June 30, 2010 was $4.6 million, a decrease of $3.0 million, or 39.0%, as compared to $7.6 million for the six months ended June 30, 2009. The majority of Artificial Lift revenue is derived from coal bed methane (“CBM”) drilling. CBM drilling activity is highly correlated to the price of natural gas. The price of natural gas decreased throughout most of 2009. Natural gas prices have remained suppressed throughout the six months ended June 30, 2010; correspondingly, CBM drilling activity has decreased slightly which has resulted in a decrease in the volume of units sold in first six months of 2010 as compared to the first six months of 2009.

The gross margin for the quarter ended June 30, 2010 increased $0.4 million, or 136.5%, as compared to $0.3 million for the quarter ended June 30, 2009. The favorable variance in period over period gross margin is a result of realized cost containment savings of 27.6% within cost of revenue, particularly in the cost of materials (22.1%) for the three months ended June 30, 2010 as compared to the same period in 2009. The gross margin for the six months ended June 30, 2010 decreased $0.3 million, or 17.8%, as compared to the same period in 2009. The unfavorable variance in period over period gross margin is a combined result of a decrease in product sales revenue of 39.8% partially offset by cost containment efficiencies in the cost of materials (43.9%) for the three month period ended June 30, 2010 as compared to the same period of 2009.

Income from operations was $0.4 million for the quarter ended June 30, 2010, an increase of $0.4 million, or 683.1%, as compared to a loss of $0.07 million for the same period in 2009. The favorable variance is a direct result of cost containment savings of 27.6% realized in the quarter ended June 30, 2010 as compared to the same period in 2009. Income from operations decreased $0.1 million in the first six months of 2010 as compared to the first six months of 2009. The majority of this decrease was driven by a reduction in product sales revenue (39.8%), despite significant cost containment savings (45.2%) recognized during the first six months of June 30, 2010 as compared to the first six months of June 30, 2009.

Consolidated Results of Operations Comparison of Quarter Periods Ended June 30, 2010 and March 31, 2010 (in thousands):

	For Three Months Ended
	June 30,	March 31,
	2010
Average Active Drilling Rigs

United States	1,513	1,354
Canada	176	445

Total North America	1,689	1,799

Vertical rigs (U.S.)	493	463
Horizontal rigs (U.S.)	790	669
Directional rigs (U.S.)	230	222

Total drilling type (U.S.)	1,513	1,354

Oil vs. Natural Gas Drilling Rigs

Oil	642	694
Natural Gas	1,047	1,105

Total North America	1,689	1,799

Average Commodity Prices

West Texas Intermediate Crude Prices ($/barrel)	$77.79	$78.64

Natural Gas Prices ($/ccf)	$4.21	$4.80

	Three Months Ended
	June 30,	March 31,
	2010

Revenue	$31,174	$28,370
Cost of revenue	19,823	20,358

Gross margin	11,351	8,012

Selling, general and administrative costs	13,218	10,191
Depreciation and amortization	1,182	1,193
Research and development costs	364	362

Loss from operations	(3,413)	(3,734)

Loss on extinguishment of debt	—	(995)
Interest and other expense, net	(4,955)	(4,156)
Other financing costs	—	(816)
Change in fair value of warrant liability	497	(1,813)

Loss before income taxes	(7,871)	(11,514)

Income tax benefit	1,709	2,001

Net loss	$(6,162)	$(9,513)

Fluctuations in gas prices and drilling activity directly impact the demand for the Company’s products and services. The average price of natural gas for the second quarter of 2010 decreased by 12.3% as compared to the average natural gas price in the first quarter of 2010, and the average North American drilling rig count for the second quarter of 2010 decreased by 6.1% as compared to the average North American drilling rig count for the first quarter of 2010.

Revenue for the second quarter of 2010 was $31.2 million, an increase of $2.8 million, or 9.9%, as compared to $28.4 million for the first quarter of 2010. The increase in revenue was attributable to increased activity within both the Chemicals and Drilling segments. The Chemicals segment favorable second quarter over first quarter of 2010 variance was the result of continued recovery of previously granted product and service price reductions and increased product demand due to increased well completion activity, period over period, within the industry. Chemical segment product sales and service revenue increased 6.4% and 15.7%, respectively, during the second quarter of 2010 as compared to the first quarter of 2010. The favorable period over period variance within the Drilling segment was due to a 25.7% increase in rental activity which correlates to the 32.2% increase in vertical rig count from the first quarter of 2010 as compared to the second quarter of 2010. During the second quarter of 2010, the Company’s international rental activity in Argentina increased approximately $0.4 million, while domestic rental activity increased approximately $0.8 million. Each of these circumstances contributed to the second quarter of 2010 increase over the first quarter of 2010.

The consolidated gross margin for the second quarter of 2010 increased $3.3 million, or 41.7%, as compared to the first quarter of 2010. The gross margin as a percentage of sales increased period over period by 8.1% due to increased product sales ($0.9 million) and rental revenue ($1.9 million) as well as realized cost containment savings ($0.6 million) for the second quarter of 2010 as compared to the first quarter of 2010.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs during the second quarter of 2010 were $13.2 million as compared to $10.2 million during the first quarter of 2010, an increase of 29.7%. The increase was due to recognition of $3.0 million of non-cash compensation expense during second quarter of 2010 which related to prior equity grants to the Company’s former President and CEO, which vested at the time of his retirement from the Company on June 30, 2010.

Depreciation and amortization costs were constant at $1.2 million for both the first and second quarter of 2010.

Research and development (R&D) expenses remained comparable at $0.4 million for both the first and second quarter of 2010. R&D expenditures are charged to expense as incurred.

Interest expense was $5.0 million for the second quarter of 2010 as compared to $4.2 million in the first quarter of 2010, an increase of $0.8 million, or 19.2%. The variance for the second quarter over the first quarter of 2010 was due to the refinancing of the Company’s senior credit facility and convertible debt, partially offset by a $0.4 million payment to Wells Fargo in settlement of the Company’s interest rate swap in March 2010.

An income tax benefit of $1.7 million and $2.0 million was recorded for the second and first quarters of 2010, respectively, reflecting an effective tax rate of 21.7% and 17.4%, respectively. The tax benefit increase in both 2010 periods reflects a change in valuation allowance on deferred tax assets, the non-deductible portion of the change in the warrant liability and state income taxes.

Capital Resources and Liquidity

Overview

The Company’s ongoing capital requirements arise primarily from the need to service debt, to acquire and maintain equipment, to fund working capital requirements and to complete acquisitions. The Company has funded capital requirements with operating cash flows, debt borrowings, and by issuing shares of preferred and common stock. As of June 30, 2010, the Company has not identified any acquisition candidates, nor is it actively looking for acquisition candidates.

The challenging economic conditions facing the oil and gas industry, which began at the end of 2008, adversely affected the Company’s financial performance and liquidity throughout 2009; however, positive changes in these circumstances are beginning to be realized. As previously noted, oil and natural gas prices, the number of well completions and the number of active rigs have shown marginal improvement during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. While the Company continues to experience depressed levels of demand for products and services as compared to activity levels realized prior to the 2009 macro economic slowdown, the Company’s operations have begun to stabilize. The Company recognized a decrease in consolidated revenue of 7.2% for the six months of 2010 as compared to the first six months of 2009, yet realized a 16.4% cost containments savings over the same period. Notably, gross margin percentages for the quarter and six months periods ended June 30, 2010 both increased 211.2% and 20.0%, respectively, when compared to the same periods in 2009.

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement with Whitebox Advisors LLC for a $40 million term loan. This term loan replaced the Company’s former senior credit facility at Wells Fargo Bank and provided net proceeds of $6.1 million. The current term loan reduces previously scheduled principal payment requirements for the years 2010 and 2011. The significant terms of the Company’s term loan are discussed in Part I, “Item 1. Financial Statements” in Note 9 of the Company’s unaudited condensed consolidated financial statements.

At June 30, 2010, the Company was not in compliance with the continued listing standards of the New York Stock Exchange (“NYSE”) as both the Company’s global market capitalization and stockholders’ equity fell below the required $50 million. In March 2010, the NYSE accepted the Company’s plan of action to achieve compliance with the continued listing standards during a 18-month cure period, which ends in June 2011. During implementation and execution of the Company’s plan, the Company’s common stock continues to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements.

Cash and cash equivalents were approximately $5.3 million at June 30, 2010. The Company’s 2010 capital expenditures budget remains $3.4 million until continued improvements of operating cash flows are realized. During the six months ended June 30, 2010 the Company utilized $2.3 million of capital expenditures. As improvements are realized, the Company may elect to incur additional capital expenditures, contingent upon approval of its lenders and Board of Directors. The Company believes that sufficient cash reserves are available to meet anticipated operating and capital expenditure requirements during the remainder of 2010 and of 2011; however, the Company will continue to seek additional debt and equity funding alternatives.

Plan of Operations for 2010 and the First Six Months of 2011

Although natural gas prices and drilling activity have declined since the 2008 cyclical peak, prices and activity appear to be stabilizing. Fluctuations in gas prices and drilling activity directly impact the demand for the Company’s products and services. Average natural gas prices for the first six months of 2010, as compared to the same period in 2009, increased 16%. The average North American drilling rig count for the first six months of 2010, as compared to the same period in 2009, increased 29%.

During the quarter and six months periods ended June 30, 2010, the Company experienced revenue growth of 32.6% and a 7.2% decline in revenue, respectively, and an increase in gross margins during both periods of 211.2% and 20.0%, respectively, as compared to the same periods in 2009. The Company experienced operating losses during each of the four quarters of 2009; as well as, in the first two quarters of 2010. Forecasting the depth and length of the recovery or depression in gas prices and drilling activity in the current cycle is challenging. Even more so due to the overlay of the worldwide financial crisis in combination with demand weakness in each of the Company’s segments as compared to 2009 activity levels.

The Company’s expectations of operations for the remainder of 2010 are based on a sluggish yet gradual increase in natural gas prices and drilling activity with no expectation of a return to early 2008 levels during 2010. The Company’s plan of operations for 2010 and 2011 are based upon expectations of continued gradual improvement in economic conditions as stated above.

The Company’s 2010 business plan objectives include the following:

•

Replace the Company’s existing senior credit facility. On March 31, 2010, the Company successfully negotiated a senior credit facility that provided net proceeds of $6.1 million. The senior credit facility significantly reduced the Company’s scheduled principal payment requirements during 2010 and 2011, but could ultimately result in increased borrowing costs.

•

Explore deleveraging alternatives to reduce the Company’s debt. In March 2010, the Company issued shares of common stock to decrease the outstanding principal balance of its convertible debt. The Company intends to continue to evaluate other debt and equity strategies to deleverage debt and strengthen the balance sheet.

•

Seek additional equity funding. In August 2009, the Company raised $16 million through an offering of convertible preferred stock and stock warrants. At June 30, 2010, the Company has approximately 9.5 million warrants outstanding, which if fully exercised, would provide an additional $12.1 million of capital. The Company intends to continue to discuss funding opportunities with its advisors. The likelihood of obtaining additional equity funding should increase as the economy improves and as continued growth in the oil and gas industry is realized.

•

Manage capital expenditures. The Company’s capital expenditure budget for 2010 is approximately $3.4 million, a decrease from the $7.0 million spent in 2009. The Company has identified additional capital items that may be acquired as continued improvements in cash flows are realized and as the economy rebounds.

•

Integrate oversight and actions of the new senior management team. The Company has created an “Office of the President,” to increase collaboration throughout its organization. New members were appointed to the Company’s Board of Directors during November 2009, and the addition of more members with the requisite qualifications and skills during 2010 is anticipated.

•

Evaluate strategic benefits of expansion into foreign markets. Identify potential business partners to assist the Company to broaden geographic reach, or to create new and unique ways to use existing products and services.

•

Dispose of non-core assets and underperforming product lines. Review business segments to identify assets that may no longer meet strategic objectives. In addition to providing liquidity, the sale of non-strategic assets should allow the Company to concentrate its efforts and resources on improving and expanding the reach of its products.

•

Manage the Company’s assets and ongoing operations and continue increased emphasis on overall management of working capital. During the first half of 2010, the Company continued to actively manage accounts receivable and inventory balances. The Company has realized increased operating cash flows through receivables management. The Company is also poised to realize increased cash flows from inventory management as demand for products increase.

•

Enhance technology used within each of the Company’s business segments. The Company believes technological innovations are critical to its future. A longer-term goal is to expand the scope of current research and development activities. It is likely, however, that cash flow constraints will limit expansion of research and development activities during the remainder of 2010.

Cash Flows

Cash flow metrics from our condensed consolidated statements of cash flows are as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Net cash (used in) provided by operating activities	$(4,910)	$3,660
Net cash used in investing activities	(838)	(3,446)
Net cash provided by financing activities	4,537	2,255
Effect of exchange rate changes	(9)	—

Net (decrease) increase in cash and cash equivalents	$(1,220)	$2,469

Operating Activities

The Company used $4.9 million of net cash in operating activities during the six months ended June 30, 2010. Net cash provided by operating activities totaled $3.7 million for the six months ended June 30, 2009. The Company had a net loss of $15.7 million for the six months ended June 30, 2010, as compared to a net loss of $21.8 million for the same period in 2009.

Non-cash additions to net loss in the six months ended June 30, 2010 were $17.5 million, and were comprised primarily of depreciation and amortization ($7.0 million), stock compensation expense ($3.8 million), accretion of debt discount ($2.5 million), amortization of deferred financing costs ($1.5 million), recognition of additional tax benefits related to the Company’s share based awards ($1.7 million), and change in the fair value of warrant liability ($1.3 million) offset by a deferred tax benefit ($1.2 million). Non-cash additions to net loss in the six months ended June 30, 2009 were $24.3 million, and were comprised primarily of impairment charges related to goodwill ($18.5 million), depreciation and amortization ($7.0 million), and accretion of debt discount ($2.3 million), offset by a deferred tax benefit ($4.5 million).

During the six months ended June 30, 2010, changes in working capital used $6.7 million comprised primarily of an increases in accounts receivable ($5.4 million) and an increase in income taxes receivable ($3.1 million) offset by a decrease in accrued liabilities ($2.3 million). During the six months ended June 30, 2009, changes in working capital provided $1.1 million due mainly to collection of accounts receivable ($22.1 million) and a decrease in inventory ($6.1 million) offset by a decrease in accounts payable ($11.2 million), a reduction in accrued liabilities ($5.4 million), and an increase in other current assets ($11.0 million).

Investing Activities

During the six months ended June 30, 2010, and 2009, the Company’s capital expenditures were approximately $2.2 million and $4.9 million, respectively. Capital expenditures declined during the first six months ended June 30, 2010, as the Company closely managed its capital expenditures until further cash flows improvements are realized. Partially offsetting cash used in investing activities were proceeds from the sale of assets of approximately $1.3 million and $1.5 million, during the six months ended June 30, 2010 and 2009, respectively.

Financing Activities

During the six months ended June 30, 2010, the Company’s financing activities provided $4.5 million of net cash. On March 31, 2010, the Company entered into a new term loan in the principal amount of $40.0 million. A portion of the net proceeds was used to refinance the Company’s existing senior credit facility ($32.0 million). The Company also used proceeds received as payment for associated debt issuance costs of $1.7 million. A $1.7 million increase in excess tax benefit related to stock-based compensation was also realized. During the six months ended June 30, 2009, the Company’s financing activities provided net cash of $2.3 million. The Company received net advances from its credit facilities of $9.6 million offset by payments of debt and credit facilities of $7.0 million.

Off-Balance Sheet Arrangements

The Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2010, the Company was not party to any unconsolidated SPEs.

The Company has not made guarantees to any of its customers or vendors. The Company does not have any off-balance sheet arrangements or commitments, other than operating leases, that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Cash flows from operations are dependent on a number of factors, including fluctuations in the Company’s operating results, accounts receivable collections, inventory management, and the timing of payments for goods and services. As a result, the impact of contractual obligations on the Company’s liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The Company’s material contractual obligations are composed of repayment of amounts borrowed through its convertible notes and long-term debt and obligations under capital leases. Contractual obligations at June 30, 2010 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years

Convertible notes	$111,004	$—	$—	$111,004	$—
Long-term debt	40,000	7,374	32,626	—	—
Capital lease obligations	628	252	351	25	—

Total	$151,632	$7,626	$32,977	$111,029	$—

Critical Accounting Policies and Estimates

Warrant Liabilities

The Company evaluates financial instruments for freestanding and embedded derivatives. Warrant liabilities do not have readily determinable fair values, and therefore require significant management judgment and estimation. The Company uses the Black-Scholes option-pricing model to estimate the value of warrant liabilities at the end of each reporting period. Changes in warrant liabilities during each reporting period are included in the statement of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates, and, to a limited extent, commodity prices and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates over the next year. The Company manages the exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allows the use of specified financial instruments for hedging purposes only; speculation on interest rates or foreign currency rates is not permitted. The Company does not consider any of these risk management activities to be material.

Item 4T.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures; accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Disclosure controls and procedures are designed to provide such reasonable assurance.

As of the end of the fiscal period covered by this report, the Company’s management evaluated, with the participation of the principal executive and principal financial officers, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s management concluded that previously identified material weaknesses in internal controls related to preparation of financial statements as disclosed in its Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2009 and discussed below, still exist as of June 30, 2010, and the Company’s disclosure controls and procedures remain ineffective.

Control Environment – The control environment, which is the responsibility of the Company’s senior management, sets the tone of the organization, influences the control consciousness of its personnel, and is the foundation for all other components of internal control over financial reporting. The control environment was judged as ineffective due to the following:

a)	Lack of personnel with appropriate levels of accounting knowledge, experience, and training to ensure proper application of generally accepted accounting principles (GAAP) consistent with the Company’s financial reporting requirements.

b)	Lack of sufficient controls related to the monthly financial close process. These control deficiencies included:

•	inadequate analysis of variances in the statement of operations from expected and historical results; and

•	absence of an adequate journal entry review process by supervisory accounting personnel.

Because of the material weaknesses described above and the fact that in-process remediation efforts are not yet fully completed and tested, the Company’s management has concluded that internal controls over financial reporting in connection with the preparation of financial statements for the three months ended June 30, 2010 remain ineffective.

Remediation Plan and Status

The Company’s management is actively committed to and engaged in the implementation and execution of remediation efforts to resolve the material weaknesses previously identified; as well as to proactively manage any other identified areas of risk. These remediation efforts, outlined below, are intended to address the identified material weaknesses and to enhance the Company’s overall financial control environment.

•	The Company has hired a Vice President/Corporate Controller and a Senior Financial Analyst.

•	The Company has completed a model of expected future cash flows and financial forecasts. Enhancements continue to be added and the model is updated quarterly.

•

The Company has established new procedures to enhance monthly variance analyses and to provide oversight of the journal entry review process. The Company continues to update and revise accounting policies and procedures as appropriate.

The Company’s executive management team, and Board of Directors, are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2010, the Company continued implementation and execution of the remedial measures described above in order to enhance the effectiveness the Company’s overall financial control environment.

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

The Company has filed a motion to dismiss the Amended Complaint and intends to mount a vigorous defense to these claims. The motion to dismiss is now fully briefed and is pending before the Court. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.

Other Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors.

This document, the Company’s other filings with the SEC, and other materials released to the public contain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. See “Special Note About Forward-Looking Statements” included in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements may discuss the Company’s prospects, expected revenue, expenses and profits, strategies for our operations and other subjects, including conditions in the oilfield service and oil and natural gas industries and in the United States and international economy in general.

Forward-looking statements are based on assumptions that the Company believes to be reasonable, but that may not prove to be accurate. All forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties including the risk factors included in the Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010 and those discussed below.

Risks Related to Our Business

The Company has not had profitable operations during 2009 and the first two quarters of 2010, and may not be profitable in 2010.

The Company experienced net losses during the last two fiscal years and the first two quarters of 2010. There can be no assurance that the Company will be able to successfully execute the plan of operations for 2010, and that even successful execution of the plan we will be profitable in 2010.

If the Company loses the services of key members of our management, the Company may not be able to manage operations and implement growth strategies effectively.

The Company depends on the continued service of the President, the Executive Vice President, Finance and Strategic Planning, and the Executive Vice President, Operations, Business Development and Special Projects, who possess significant expertise and knowledge of our business and industry. In addition, the President also serves as Chairman of the Board. The Company does not carry key man life insurance on any of these executives. Employment agreements with these three individuals have been executed. Any loss or interruption of the services of these or other key members of management could significantly reduce the Company’s ability to effectively manage operations and to implement the Company’s strategic business plan. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.

Failure to file timely, accurate reports with the SEC could have an adverse effect on the trading price of the Company’s common stock and on our ability to raise capital in the capital markets.

The Company did not file the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009, September 30, 2009 and March 31, 2010 in a timely manner. The Company filed requests for an extension of time to file these reports and subsequently filed Form 10-Qs within the extension period. A failure to file reports timely with the SEC will result in an inability to file registration statements using any registration form other than Form S-1, which is more time consuming and costly to prepare. This limitation, if realized, may hamper the Company’s ability to raise capital in the financial markets. Additionally, the late filing of reports with the SEC could result in a technical default of our various debt obligations.

The Company amended the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to restate the financial statements for the reclassification of warrants from stockholders’ equity to a warrant liability and to record changes in the fair value of the warrant liability in the statement of operations.

Risks Related to Our Securities

Future issuance of additional shares of our common stock could cause dilution of ownership interests and adversely affect the Company’s stock price.

The Company may in the future issue previously authorized and unissued shares of common stock, resulting in the dilution of the ownership interests of current stockholders. The Company is currently authorized to issue 80,000,000 shares of common stock, of which 30,845,011 were issued as of June 30, 2010. Additional shares are subject to future issuance through the exercise of options previously granted under various equity compensation plans or through exercise of options that are still available for future grant. The potential issuance of such additional shares of common stock, whether directly or pursuant to any conversion right of convertible senior notes and convertible preferred stock or other convertible securities the Company may issue in the future, may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock for raising capital or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

In August 2009, the Company sold convertible preferred stock with detachable warrants to purchase additional shares of the Company’s common stock. Holders of the convertible preferred stock may convert their preferred shares into shares of common stock at any time, and the Company may automatically convert the preferred shares into common shares if certain conditions relating to the closing price of common stock are met after February 12, 2010. All warrants are exercisable as of December 31, 2009. During the six months ended June 30, 2010, 1,295,648 and 300,454 shares of common stock were issued for conversion of preferred stock and exercise of warrants, respectively. At June 30, 2010, outstanding convertible preferred stock and warrants have the right to acquire a total of 15,136,611 shares of the Company’s common stock.

The Company may issue additional shares of preferred stock or debt securities with greater rights than the Company’s common stock.

Subject to the rules of the New York Stock Exchange, the Company’s certificate of incorporation authorizes the board of directors to issue one or more additional series of preferred stock and set the terms of the preferred stock without seeking any further approval from holders of common stock. Currently, there are 100,000 preferred shares authorized, of which 16,000 shares have been issued. Any preferred stock that is issued may rank senior to common stock in terms of dividends, priority and liquidation premiums, and may have greater voting rights than holders of common stock.

The Company may issue additional debt securities to sustain or expand operations. Holders of convertible senior notes and convertible senior secured notes are preferred in right of payment to the holders of preferred and common stock.

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

Exercise of Warrants for Common Stock

Pursuant to the exercise of warrants issued by the Company in its private placement in August 2009, the Company issued shares of common stock to certain warrant holders at an exercise price of $1.2748 per share as follows (dollars in thousands):

Date	Number of Shares Issued	Aggregate Purchase Price
April 23, 2010	11,000	$14
May 3, 2010	20,000	25
June 16, 2010	23,250	30

Total	54,250	$69

The sales of shares pursuant to these warrant exercises were exempt from registration pursuant to Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as such sales were made exclusively to accredited investors in transactions not involving a public offering.

The proceeds of the sales were used for general corporate purposes.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2010, the Company purchased 71,286 shares of its common stock attributable to withholding to satisfy the payment of tax obligations related to the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	—	$—	—	—
May 1, 2010 to May 31, 2010	—	—	—	—
June 1, 2010 to June 30, 2010	71,286	1.21	—	—

Total	71,286	$1.21	—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Service Agreement, dated as of April 30, 2010, between Flotek Industries, Inc. and Protechnics II, Inc. (incorporated by reference to Exhibit 10.1 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on May 5, 2010).

10.2	Employment Agreement, dated as of May 10, 2010, between Flotek Industries, Inc. and Steve Reeves (incorporated by reference to Exhibit 10.1 to Flotek Industries, Inc.’s Current Report on Form 8-K filed on May 14, 2010).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
President

By:	/S/ JESSE E. NEYMAN
Jesse E. Neyman
Executive Vice President, Finance and Strategic Planning

Date: August 12, 2010