Form 10-Q
period 2010-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2010-11-10
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2010, there were 30,810,792 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,059	$6,485
Restricted cash	—	10
Accounts receivable, net of allowance for doubtful accounts of $284 and $948 at September 30, 2010 and December 31 2009, respectively	25,101	14,612
Inventories, net	27,183	27,232
Deferred tax assets, net	975	762
Income tax receivable	2,246	6,607
Other current assets	1,216	871

Total current assets	63,780	56,579
Property and equipment, net	53,935	60,251
Goodwill	26,943	26,943
Other intangible assets, net	37,416	35,128

Total assets	$182,074	$178,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,508	$8,021
Accrued liabilities	9,548	4,941
Interest payable	728	2,672
Current portion of long-term debt	4,364	8,949

Total current liabilities	24,148	24,583
Convertible notes, net of discount	97,309	95,601
Long-term debt, less current portion	31,396	23,589
Warrant liability	7,151	4,729
Deferred tax liabilities, net	3,640	3,203

Total liabilities	163,644	151,705

Commitments and contingencies

Stockholders’ equity:
Cumulative convertible preferred stock at accreted value, $0.0001 par value, 100,000 shares authorized; 13,020 and 16,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively; liquidation preference of $1,000 per share	7,758	6,943
Common stock, $0.0001 par value, 80,000,000 shares authorized; shares issued and outstanding: 31,763,792 and 30,810,632, respectively, at September 30, 2010 and 24,168,292 and 23,362,907, respectively, at December 31, 2009	3	2
Additional paid-in capital	96,574	84,020
Accumulated other comprehensive income	109	118
Accumulated deficit	(85,272)	(63,342)
Treasury stock at cost, 535,811 and 346,270 shares at September 30, 2010 and December 31, 2009, respectively	(742)	(545)

Total stockholders’ equity	18,430	27,196

Total liabilities and stockholders’ equity	$182,074	$178,901

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$39,982	$23,818	$99,526	$87,997
Cost of revenue	23,915	17,415	64,097	65,455

Gross margin	16,067	6,403	35,429	22,542

Expenses:
Selling, general and administrative	8,539	7,307	31,947	26,649
Depreciation and amortization	1,230	1,217	3,604	3,710
Research and development	294	350	1,021	1,175
Impairment of goodwill	—	—	—	18,500

Total expenses	10,063	8,874	36,572	50,034

Income (loss) from operations	6,004	(2,471)	(1,143)	(27,492)

Other income (expense):
Loss on extinguishment of debt	—	—	(995)	—
Interest expense	(5,384)	(4,043)	(14,546)	(11,643)
Other financing costs	—	—	(816)	—
Change in fair value of warrant liability	(1,106)	(789)	(2,422)	(789)
Other income (expense), net	81	(1)	132	(169)

Total other income (expense)	(6,409)	(4,833)	(18,647)	(12,601)

Loss before income taxes	(405)	(7,304)	(19,790)	(40,093)
Income tax (provision) benefit	(758)	(15,871)	2,952	(4,902)

Net loss	(1,163)	(23,175)	(16,838)	(44,995)
Accrued dividends and accretion of discount on preferred stock	(1,191)	(765)	(5,092)	(765)

Net loss attributable to common stockholders	$(2,354)	$(23,940)	$(21,930)	$(45,760)

Basic and diluted loss per common share:
Basic and diluted loss per common share	$(0.09)	$(1.22)	$(0.90)	$(2.34)
Weighted average common shares used in computing basic and diluted loss per common share	26,690	19,645	24,458	19,578

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,838)	$(44,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,583	10,543
Amortization of deferred financing costs	2,935	1,148
Accretion of debt discount	3,699	3,554
Impairment of goodwill	—	18,500
Loss on extinguishment of debt	995	—
Change in fair value of warrant liability	2,422	789
Gain on sale of assets	(1,465)	(738)
Stock compensation expense	4,020	1,331
Reduction in tax benefit related to share-based awards	1,716	(8)
Deferred income tax (benefit) provision	(1,492)	10,984
Unrealized loss on interest rate swap	—	56
Change in current assets and liabilities:
Restricted cash	10	—
Accounts receivable	(10,489)	21,274
Inventories	49	8,821
Income tax receivable	4,361	(5,321)
Other current assets	(345)	(182)
Accounts payable	1,487	(14,804)
Accrued liabilities	2,310	(7,829)
Interest payable	(1,944)	(1,182)

Net cash provided by operating activities	2,014	1,941

Cash flows from investing activities:
Proceeds from sale of assets	2,639	2,130
Purchase of patents	(2)	—
Capital expenditures	(3,128)	(5,567)

Net cash used in investing activities	(491)	(3,437)

Cash flows from financing activities:
Proceeds from borrowings	40,000	12,604
Repayments of indebtedness	(37,206)	(24,707)
Debt issuance costs	(2,004)	(819)
Reduction in tax benefit related to share-based awards	(1,716)	(24)
Purchase of treasury stock	(86)	—
Proceeds from preferred stock offering	—	16,000
Issuance costs of preferred stock and detachable warrants	—	(1,199)
Proceeds from exercise of warrants	69	—
Proceeds from exercise of stock options	3	30

Net cash (used in) provided by financing activities	(940)	1,885

Effect of exchange rate changes on cash and cash equivalents	(9)	(6)

Net increase in cash and cash equivalents	574	383
Cash and cash equivalents at the beginning of the period	6,485	193

Cash and cash equivalents at the end of the period	$7,059	$576

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares Issued	Value	Shares	Value	Shares	Cost
Balance, December 31, 2009	24,168	$2	16	$6,943	346	$(545)	$84,020	$118	$(63,342)	$27,196
Net loss	—	—	—	—	—	—	—	—	(16,838)	(16,838)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9)	—	(9)

Comprehensive loss										(16,847)
Common stock issued in payment of debt issuance costs	4,042	1	—	—	—	—	5,094	—	—	5,095
Common stock issued in exchange of convertible notes	1,569	—	—	—	—	—	1,992	—	—	1,992
Accretion of discount on preferred stock	—	—	—	3,795	—	—	—	—	(3,795)	—
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(1,297)	(1,297)
Stock warrants exercised	301	—	—	—	—	—	69	—	—	69
Stock options exercised	140	—	—	—	—	—	115	—	—	115
Restricted stock granted	248	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	22	—	—	—	—	—
Treasury stock purchased	—	—	—	—	168	(197)	—	—	—	(197)
Reduction in tax benefit related to share-based awards	—	—	—	—	—	—	(1,716)	—	—	(1,716)
Stock compensation expense	—	—	—	—	—	—	4,020	—	—	4,020
Conversion of preferred stock into common stock	1,296	—	(3)	(2,980)	—	—	2,980	—	—	—

Balance, September 30, 2010	31,764	$3	13	$7,758	536	$(742)	$96,574	$109	$(85,272)	$18,430

See accompanying notes to unaudited condensed consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

Organization

Flotek Industries, Inc. (“Flotek”) is a global developer and supplier of drilling and production related products and services. Flotek’s strategic focus, and that of its wholly-owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. The Company also manages automated handling, loading and blending facilities for a variety of bulk materials. Flotek’s products and services enable customers to drill wells more efficiently, to increase production from existing wells and to decrease well operating costs. Major customers include leading oilfield service providers, major and independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, including selected notes, have been prepared in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K/A Amendment No. 2. A copy of Flotek’s 2009 Annual Report on Form 10-K/A Amendment No. 2 may be obtained by visiting www.sec.gov and conducting a search of the Company’s Ticker Symbol: FTK or by visiting the Company’s website, www.flotekind.com. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has applied this guidance to the share lending arrangement (See Note 9). The retrospective effect of the adoption of ASU No. 2009-15 on the Company’s consolidated financial statements as of December 31, 2009 and for the three and nine months ended September 30, 2009 is as follows (in thousands, except per share data):

Balance Sheet Information

	As of December 31, 2009
	As Reported	Adjustment	As Adjusted
Other intangible assets (deferred financing costs)	$34,837	$291	$35,128
Total assets	178,610	291	178,901

Additional paid-in capital	$83,555	$465	$84,020
Accumulated deficit	(63,168)	(174)	(63,342)
Total stockholders’ equity	26,905	291	27,196
Total liabilities and stockholders’ equity	178,610	291	178,901

Statement of Operations Information

	Three Months Ended September 30, 2009
	As Reported	Adjustment	As Adjusted
Interest expense	$(4,020)	$(23)	$(4,043)
Net loss	(23,152)	(23)	(23,175)
Net loss attributable to common stockholders	(23,917)	(23)	(23,940)

Basic and diluted loss per common share	$(1.22)		$(1.22)
Weighted average common shares used in computing basic and diluted loss per common share	19,645		19,645

	Nine Months Ended September 30, 2009
	As Reported	Adjustment	As Adjusted
Interest expense	$(11,573)	$(70)	$(11,643)
Net loss	(44,925)	(70)	(44,995)
Net loss attributable to common stockholders	(45,690)	(70)	(45,760)

Basic and diluted loss per common share	$(2.33)		$(2.34)
Weighted average common shares used in computing basic and diluted loss per common share	19,578		19,578

New Accounting Requirements and Disclosures

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Topic 820-10, “Fair Value Measurements and Disclosures—Overall,” to require new disclosures related to the movements in and out of Levels 1, 2, and 3 and clarifies existing disclosures regarding the classification and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about certain Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the guidance regarding disclosure of movements in and out of the fair value measurement levels effective January 1, 2010. Adoption of this standard for these disclosures had no impact on the Company’s

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements. The Company does not expect that adoption, effective January 1, 2011, of the new disclosure requirements regarding Level 3 fair value measurements will have a material impact on the Company’s consolidated financial statements.

Note 3—Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Supplemental non-cash investing and financing activities:
Warrant liability recognized upon issuance of warrants	$—	$5,194
Shares of common stock issued in payment of debt issuance costs	5,095	—
Conversion of preferred stock into common stock	2,980	—
Debt issuance cost included in accrued liabilities	1,000	—
Shares of common stock issued in exchange for convertible notes	1,992	—
Reduction of convertible debt upon note exchange	1,996	—
Property and equipment acquired through capital leases	427	62
Exercise of stock options through surrender of common stock	111	—

Supplemental cash payment information:
Interest paid	$9,343	$5,174
Income taxes (refunded) paid, net	(6,198)	3,440

Note 4—Product Revenue

The Company generates revenue from product sales, equipment rentals and service provider engagements. Revenue and associated cost of revenue related to each of these activities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$25,662	$15,126	$63,075	$56,624
Rental	11,579	6,286	28,785	22,274
Service	2,741	2,406	7,666	9,099

	$39,982	$23,818	$99,526	$87,997

Cost of revenue:
Product	$14,406	$9,657	$36,204	$39,427
Rental	5,185	3,833	15,595	13,382
Service	1,981	1,579	5,320	5,812
Depreciation	2,343	2,346	6,978	6,834

	$23,915	$17,415	$64,097	$65,455

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Inventories

Inventories are as follows (in thousands):

	September 30, 2010	December 31, 2009

Raw materials	$9,789	$9,653
Work-in-process	49	—
Finished goods (includes in-transit)	20,099	20,659

Gross inventories	29,937	30,312
Less excess and obsolescence reserve	(2,754)	(3,080)

Inventories, net	$27,183	$27,232

Note 6—Property and Equipment

Property and equipment are as follows (in thousands):

	September 30, 2010	December 31, 2009

Land	$1,266	$1,338
Buildings and leasehold improvements	18,614	19,143
Machinery, equipment and rental tools	62,984	62,369
Equipment in progress	189	133
Furniture and fixtures	1,290	1,306
Transportation equipment	3,750	4,252
Computer equipment	1,850	1,750

Property and equipment	89,943	90,291
Accumulated depreciation	(36,008)	(30,040)

Property and equipment, net	$53,935	$60,251

The Company recognized depreciation expense recorded in cost of revenue of $2.3 million for the three months ended September 30, 2010 and 2009, and $7.0 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively. The portion of depreciation expense recorded in cost of revenue relates directly to activities that generate revenue (See Note 4).

Note 7—Goodwill

The Company tests goodwill for impairment, on an annual basis, during the fourth fiscal quarter, and more frequently if circumstances indicate a potential impairment. While the Company’s external financial reporting and disclosures are based upon three reportable segments (Chemical and Logistics, Drilling Products and Artificial Lift), for goodwill assessment and managerial analysis the Company further refines segment categorization into four divisions (Chemical and Logistics, Drilling Products, Artificial Lift, and Teledrift). Only two of these divisions, Chemical and Logistics and Teledrift, have remaining unamortized goodwill at September 30, 2010. Goodwill was not tested for impairment during the three or nine months ended

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010, as the Company was not aware of any changes in market conditions or financial indicators which would require interim period impairment testing.

During the nine months ended September 30, 2009, the Company recognized $18.5 million of goodwill impairment charges related to its Teledrift reporting unit. Goodwill impairment resulted from a macro-economic decline, in particular, the direct impact the downturn had on the oil and gas industry and affiliated industries, and the Company’s forecast related to its Teledrift reporting unit.

Note 8—Other Intangible Assets

Other intangible assets are as follows (in thousands):

	September 30, 2010	December 31, 2009
Patents	$6,282	$6,282
Customer lists	28,543	28,543
Non-compete agreements	1,715	1,715
Brand name	6,199	6,199
Supply contract	1,700	1,700
Other	365	428

Other acquired intangible assets	44,804	44,867
Less accumulated amortization	(15,745)	(13,925)

Net other acquired intangible assets	29,059	30,942
Deferred financing costs, net	8,357	4,186

Other intangible assets, net	$37,416	$35,128

Other acquired intangible assets are amortized on a straight-line basis over two to 20 years. The Company recognized amortization expense of $0.6 million for the three months ended September 30, 2010 and 2009, and $1.9 million for the nine months ended September 30, 2010 and 2009.

Deferred financing costs are amortized using the effective interest method. The Company recognized amortization expense of $1.4 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $2.9 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the Company capitalized financing costs of $8.1 million relating to a new term loan and an exchange of convertible notes, and expensed unamortized deferred financing costs related to a senior credit facility with Wells Fargo which was repaid (See Note 9).

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Convertible Notes and Long-Term Debt

Convertible notes and long-term debt are as follows (in thousands):

	September 30, 2010	December 31, 2009

Convertible notes:
Convertible senior notes (2008 Notes)	$75,000	$115,000
Convertible senior secured notes (2010 Notes)	36,004	—
Less discount on notes	(13,695)	(19,399)

Convertible senior notes, net of discount	$97,309	$95,601

Long-term debt:

Term loan	$34,887	$—

Senior credit facility:
Equipment term loans	—	21,210
Revolving line of credit	—	9,953
Real estate term loans	—	717
Capital lease obligations	873	658

Total	35,760	32,538
Less current portion	(4,364)	(8,949)

Long-term debt, less current portion	$31,396	$23,589

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

On March 31, 2010, the Company executed an exchange agreement with Whitebox Advisors LLC and a syndicate of lenders (the “Exchange Agreement”) in order to refinance an existing term loan (described below). The Exchange Agreement permitted each lender to exchange their existing 2008 Notes in proportion to the lender’s principal amount of participation in the refinanced term loan, for 2010 Notes and shares of the Company’s common stock.

On March 31, 2010, in accordance with the terms of the Exchange Agreement, investors received, for each $1,000 principal amount of 2008 Notes exchanged, (a) $900 principal amount of 2010 Notes and (b) $50 in shares of the Company’s common stock (based on the greater of 95% of (1) the volume-weighted average price of the common stock for the preceding ten trading days or (2) the closing price of the common stock on the day before the closing). The 2010 Notes carry the same maturity date, interest rate, conversion rights, conversion rate, Company redemption rights and guarantees as the 2008 Notes. The only modification in terms, as compared to the 2008 Notes is that the 2010 Notes are secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remain unsecured.

The Company exchanged $40 million of 2008 Notes for aggregate consideration of $36 million of 2010 Notes and $2.0 million worth of shares of the Company’s common stock. On March 31, 2010, the Company issued 1,568,867 shares of common stock to satisfy the common stock component of the exchange. The transaction was

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for as an exchange of debt in accordance with ASC 470-50, “Debt—Modifications and Extinguishments.” Appropriately, no gain or loss was recognized and the difference between the debt exchanged and the net carrying amount of the debt was recorded as a reduction of the previously recognized debt discount. The resulting net discount continues to be amortized over the period the convertible debt is expected to remain outstanding. The Company capitalized commitment fees related to the Exchange Agreement which are being amortized using the effective interest method over the period the convertible debt is expected to remain outstanding. Third-party transaction costs of $0.8 million incurred as a result of the Exchange Agreement were expensed as incurred.

The 2008 and 2010 Notes are guaranteed by substantially all of the Company’s wholly-owned subsidiaries. The Company is a holding company and has no independent assets or operations. The guarantees, provided by the Company’s subsidiaries, are full and unconditional and joint and several. Any subsidiaries of the Company that are not guarantors are deemed to be “minor” subsidiaries in accordance with SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company, or any guarantor, to obtain funds from subsidiaries by dividend or loan.

Interest on the 2008 and 2010 Notes is accrued at 5.25% per annum, and is payable semiannually in arrears on February 15 and August 15 of each year. The Company is also required to pay contingent interest to holders of the 2008 and 2010 Notes during any six-month period from an interest payment date to, but excluding, the following interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the note. Contingent interest payable per note, with respect to any such period, will be equal to 0.5% per annum of the average trading price of such note for the five trading days referenced above.

The 2008 and 2010 Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem, for cash, all or a portion of the 2008 and 2010 Notes at a redemption price equal to 100% of the principal note amount to be redeemed plus associated accrued and unpaid interest (including any contingent interest). Holders of either 2008 or 2010 Notes may require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023. In addition, if the Company experiences specific types of corporate transactions, noteholders can require the Company to purchase all or a portion of the holder’s outstanding notes. Any repurchase of notes pursuant to these provisions are to be for a cash price equal to 100% of the principal amount of the notes to be purchased plus associated accrued and unpaid interest (including any contingent interest).

The 2008 and 2010 Notes are convertible into shares of the Company’s common stock at the option of the note holder, subject to various contractual conditions. The conversion rate is 43.9560 shares per $1,000 principal note amount (equal to a conversion price of approximately $22.75 per share), subject to adjustment, as defined. Upon conversion, the Company will deliver, at the Company’s option, cash or shares of common stock or a combination of cash and shares of common stock.

As the 2008 Notes may be settled in cash upon conversion, the Company has accounted for the liability and equity components of the 2008 Notes using the Company’s nonconvertible debt borrowing rate. The Company assumed an 11.5% nonconvertible debt interest rate and a five year expected term to determine the debt discount. The expected five year term represents the time period from inception until contractual call/put options, contained within the 2008 Notes, are able to be exercised (February 2013). The effective tax rate assumed was 38.0%. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with a related deferred tax liability of $10.6 million. The resulting discount is being accreted over the period the convertible debt is expected

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be outstanding as additional non-cash interest expense. At March 31, 2010, the unamortized discount related to the pro-rata portion of the 2008 Notes exchanged was allocated to the 2010 Notes and continues to be accreted over the same period, at an assumed rate of 9.9%, using the effective interest method. The Company recorded non-cash interest expense related to accretion of the discount of $1.2 million for the three months ended September 30, 2010 and 2009, and $3.7 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Term Loan—Senior Credit Facility

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement with Whitebox Advisors LLC, as administrative agent for a syndicate of lenders, for a $40 million term loan. This term loan was used to repay the Company’s existing senior credit facility at Wells Fargo Bank and provided net proceeds of $6.1 million to be used for general corporate purposes.

The term loan indebtedness matures November 1, 2012 and has scheduled cash principal payments of $750,000 in 2010, $3,750,000 in 2011, and $3,000,000 in 2012 with the remaining unpaid principal balance due at maturity. Interest is payable quarterly. The Company has the option to fully pay the interest due in cash or to pay a portion of the interest due in cash and capitalize the remaining unpaid interest due. Any capitalization of interest results in an increase in the principal amount due under the senior credit facility. The annualized cash interest rate is 12.5% when the principal balance exceeds $30 million, 11.5% when the principal balance is $20 million or more but not in excess of $30 million, and 10.5% when the principal balance is less than $20 million. If the Company elects to capitalize a portion of the interest, the annualized cash interest rate is 8% and additional interest is capitalized and added to the principal amount of the new senior credit facility at a annualized rate of 6% when the principal balance exceeds $30 million, 4.5% when the principal balance is $20 million or more but not in excess of $30 million, and 3.5% when the principal balance is less than $20 million.

The Amended and Restated Credit Agreement requires additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes, depreciation and amortization) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5 million and up to $15 million from certain asset disposals, plus 75% of cash proceeds in excess of $15 million from certain asset disposals, (c) 75% of any Federal income tax refunds, and (d) upon election by the lenders, up to $1 million of additional principal on quarterly payment dates, when the volume-weighted average price of the Company’s stock price is equal to or greater than $1.3419 per share, payable by issuing common stock (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

The Amended and Restated Credit Agreement provides for a commitment fee of $7,300,000, payable as follows: (a) $925,975 cash payment at closing, (b) $4,374,025 through issuance of 3,431,133 shares of common stock at closing (based on 95% of the volume-weighted average price of the Company’s common stock for the preceding ten trading days), (c) $1,000,000 payable in September 2010 in either cash, common stock or a combination of both cash and common stock (based on $1.2077 per share), and (d) $1,000,000 payable in March 2011 in cash, common stock or a combination of both cash or common stock (based on $1.1406 per share). At September 30, 2010, the unpaid commitment fee of $1.0 million is recorded in accrued liabilities. The election as to whether the commitment fee for (c) and (d) is payable in cash, common stock or combination of both cash and common stock is decided by the Company if the volume-weighted average price of the common stock is $1.00 or more per share and by the lenders if such average is less than $1.00 per share at the payment date. One half of the commitment fee has been allocated to the term loan and one half of the commitment fee has been allocated to the Exchange Agreement (See above). Commitment fees are capitalized as deferred financing costs (See Note 8) and are being amortized over the periods the term loan and the convertible debt are expected to remain outstanding.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Amended and Restated Credit Agreement does not contain a revolving line of credit facility nor require quarterly or annual financial covenants; however, the credit agreement does restrict the payment of dividends on the Company’s common stock without the prior written consent of the lenders.

Share Lending Agreement

Concurrent with the offering of the 2008 Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear, Stearns International Limited (the “Borrower”). In May 2008, the Borrower became an indirect, wholly-owned subsidiary of JPMorgan Chase & Company. Under the Share Lending Agreement, the Company agreed to loan 3,800,000 shares of common stock (the “Borrowed Shares”) to the Borrower during a period commencing February 11, 2008 and ending on February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower, if the entire principal balance of the 2008 Notes is no longer outstanding or upon agreement with the Borrower. The Borrower is permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes and for the establishment of hedge positions by holders of the 2008 Notes. The Company did not require collateral in support of the Share Lending Agreement.

In February 2008, the Borrower borrowed all 3,800,000 shares available under the Share Lending Agreement. The number of shares is subject to adjustments for stock dividends, stock splits or reverse stock splits which change the number of shares of common stock outstanding. The Company did not receive any proceeds for the Borrowed Shares but did receive a nominal loan fee of $0.0001 for each share loaned to the Borrower. The Borrower receives all proceeds from any sale of Borrowed Shares pursuant to the Share Lending Agreement. Upon conversion, the number of Borrowed Shares proportionate to the conversion rate for such notes must be returned to the Company. Any borrowed shares returned to the Company cannot be re-borrowed.

The Borrowed Shares are issued and outstanding for corporate law purposes; accordingly, the holders of the Borrowed Shares have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of shareholders, as well as the right to receive any dividends or other distributions that the Company may declare or pay on its outstanding shares of common stock. Under the Share Lending Agreement, the Borrower has agreed to pay to the Company, within one business day after the payment date, an amount equal to any cash dividends that the Company paid on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company made on the Borrowed Shares.

To the extent the Borrowed Shares lent under the Share Lending Agreement are not sold or returned to the Company, the Borrower has agreed to not vote any borrowed shares of which Borrower is the record owner. The Borrower has also agreed, under the Share Lending Agreement, to not transfer or dispose of any borrowed shares, other than to Borrower’s affiliates, unless such transfer or disposition is pursuant to a registration statement that is effective under the Securities Act. Investors that purchase shares from the Borrower, and all subsequent transferees of such purchasers, will be entitled to the same voting rights, with respect to those shares, as any other holder of common stock.

Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares; accordingly, and all shares outstanding under the Share Lending Agreement are required to be returned to the Company at a future date. As a result, the shares of the Company’s stock loaned under the Share Lending Agreement are not considered to be outstanding for the purpose of computing and reporting earnings per share.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At inception, the fair value of the Share Lending Agreement was $0.5 million, which has been capitalized as an issuance cost and is being amortized as interest expense, using the effective interest method, for an expected term of five years. At September 30, 2010, unamortized issuance costs remaining were $0.2 million.

Capital Lease Obligations

The Company leases certain equipment and vehicles under capital leases. At September 30, 2010 and December 31, 2009, the Company’s capital lease obligations were $0.9 million and $0.7 million, respectively.

Note 10—Fair Value of Financial Instruments

The Company’s liabilities measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2010:
Common stock warrants (1)	$—	$—	$7,151	$7,151

At December 31, 2009:
Common stock warrants (1)	$—	$—	$4,729	$4,729

Interest rate swap (2)	$—	$334	$—	$334

(1)	The fair value of the warrants was estimated using a Black-Scholes option-pricing model.
(2)	The interest rate swap valuation was obtained from bank estimates utilizing pricing models with market-based inputs.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010 are as follow (in thousands):

Warrant Liability
Balance at December 31, 2009	$4,729
Fair value adjustments, net	2,422
Net transfers in/(out)	—

Balance at September 30, 2010	$7,151

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value and estimated fair value of the Company’s other financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes (2008 Notes) (1)	$64,947	$45,188	$95,601	$60,375
Convertible senior secured notes (2010 Notes) (1)	32,362	22,831	—	—
Term loan	34,887	35,331	—	—
Senior credit facility	—	—	31,880	31,880
Capital lease obligations	873	828	658	628

(1)	The convertible senior notes carrying value is representative of the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible senior notes, which includes the convertible equity features.

The Company determined the estimated fair value of the convertible senior notes based on the quoted market price of the notes. The estimated fair value of the term loan was determined based on current rates available for instruments with similar risks and maturities. The carrying value of the Wells Fargo senior credit facility approximated fair value as interest rates were variable, and accordingly, the carrying value approximated the current market value for instruments with similar risks and maturities. The fair value of the capital leases was determined based on recent lease rates adjusted for a risk premium.

The Company’s non-financial assets, including goodwill, other intangible assets and property and equipment are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., evidence of impairment). The Company had no cash equivalents at September 30, 2010 or December 31, 2009. The fair value of all other assets and liabilities approximate carrying value as a result of the short-term nature of these accounts.

Note 11—Loss Per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common equivalent shares outstanding, if the effect is dilutive. As a result of the net losses recognized during the three and nine months ended September 30, 2010 and 2009, potentially dilutive securities have been excluded from the calculation of diluted earnings per share, as inclusion would have an anti-dilutive effect on net loss per share.

In connection with the sale of the 2008 Notes, the Company entered into a share lending agreement (See Note 9) for 3,800,000 shares of its common stock. Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that would otherwise result from the issuance of borrowed shares. Further, all shares outstanding under the share lending agreement are required to be returned to the Company at a future date. As a result, the 3,800,000 shares of the Company’s stock loaned under the share lending agreement are not considered to be outstanding for the purpose of computing and reporting loss per share.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computational components of basic and diluted loss per common share are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares used in computing basic and diluted loss per common share	26,690	19,645	24,458	19,578

Securities convertible into shares of common stock at the dates indicated, not used in the computation of diluted loss per common share because the effect would be anti-dilutive, are as follows (in thousands):

	September 30,
	2010	2009
Stock options under long-term incentive plans	1,231	1,223
Stock warrants	9,476	10,480
Convertible senior notes (if-converted)	4,879	5,055
Convertible preferred stock (if-converted)	5,661	6,957

	21,247	23,715

Note 12—Income Taxes

The Company has two U.S. tax filing groups which file separate U.S. Federal income tax returns (Flotek Industries, Inc. and subsidiaries and Petrovalve, Inc and subsidiaries). As a result, taxable income of one return cannot be offset by tax attributes, including net operating losses, of the other return.

The effective income tax rate for the three months ended September 30, 2010 and 2009 was (187.2)% and (217.3)%, respectively. The Company’s effective tax rate in 2010 differs from the U.S. federal statutory rate primarily due to the change in the valuation allowance on deferred tax assets, the non-deductibility of the change in the warrant liability, and state income taxes. Additional tax expense was recorded in the three months ended September 30, 2010 due to a reduction in the Company’s forecasted 2010 tax benefit as the result of a shift in the forecasted loss between the Company’s two U.S. tax filing groups.

The Company has recorded a federal income tax receivable of approximately $2.2 million at September 30, 2010 related to the anticipated carryback of net operating losses incurred in the first nine months of 2010. The Company received a federal income tax refund of approximately $7.2 million during the three months ended September 30, 2010 related to the carryback of 2009 net operating losses.

Note 13—Convertible Preferred Stock and Stock Warrants

On August 12, 2009, the Company sold 16,000 units (the “Units”), consisting of Series A cumulative convertible preferred stock and warrants, for $1,000 per Unit, yielding aggregate gross proceeds of $16.0 million. Net proceeds from issuance of the Units were $14.8 million. The Company used the net proceeds from the sale of Units to reduce borrowings under the Company’s bank credit facility, thereby increasing the availability of credit, and for general corporate purposes.

Each Unit was comprised of one share of cumulative convertible preferred stock (“Convertible Preferred Stock”), warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and contingent warrants to purchase up to 500 shares of the Company’s common stock at an exercise price of $2.45 per share (“Contingent Warrants”).

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each share of Convertible Preferred Stock is convertible at the holder’s option, at any time, into 434.782 shares of the Company’s common stock. This conversion rate is equivalent to a conversion price of approximately $2.30 per share of common stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends and distributions, reorganizations and similar events affecting the common stock.

Each share of Convertible Preferred Stock has a liquidation preference of $1,000. Dividends accrue at the rate of 15% of the liquidation preference per year and accumulate if not paid quarterly. The Company may pay dividends, at its option, in cash, common stock (based on the market value of the common stock) or a combination thereof. The Company has not declared or paid dividends on the Convertible Preferred Stock since its issuance. If the Company does not declare or pay dividends or if dividends are in arrears for an aggregate number of days equal to six calendar quarters, the holders of the Convertible Preferred Stock will be entitled to elect two new directors to the Company’s board at the next annual meeting of stockholders, and at each subsequent meeting until all accumulated and unpaid dividends on the Convertible Preferred Stock have been fully paid or set aside for payment.

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

The Exercisable Warrants are immediately exercisable and will expire if not exercised by August 12, 2014. The Contingent Warrants became exercisable on November 9, 2009 and will expire if not exercised by November 9, 2014. Both the Exercisable Warrants and Contingent Warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for or convertible into common stock at a price per share less than their exercise price. Due to the anti-dilution price adjustment provision in the warrant agreements, the warrants were not considered equity and were recorded at fair value as warrant liabilities when issued. The warrant liabilities are adjusted to fair value with changes in the fair value recognized in the statement of operations at the end of each reporting period over the life of the warrants.

The gross proceeds from the issuance of the Units were allocated at the date of the transaction based on the relative fair values of the preferred stock and the warrants. In order to calculate the relative fair values, the Company obtained third-party valuations to assist with establishing the fair value of the debt and equity components of the Units. The fair value of the warrants was determined using the Black-Scholes option-pricing model assuming a five-year term, volatility of 54.0%, a risk-free rate of 2.7% and an assumed dividend rate of zero. The fair value of the preferred stock component was determined via separate valuations of the conversion rights and the host contract. The fair value of the conversion rights were determined based on a Monte Carlo simulation of the Company’s possible future stock prices, which generated potential conversion outcomes. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the warrants) as preferred stock in stockholders’ equity and the detachable warrants with a fair value of $5.2 million were recorded as a warrant liability.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determined that the embedded conversion option within the preferred stock was beneficial (had intrinsic value) to the holders of the preferred stock. The intrinsic value of the conversion option was determined to be $5.2 million and was recognized as a beneficial conversion discount with offset to additional paid-in capital at the date of the transaction.

The conversion period for the preferred stock was estimated to be 36 months based on an evaluation of the conversion options. The accretion of the discount on the preferred stock was $0.7 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $3.8 million and $0.5 million for the nine months ended September 30, 20010 and 2009, respectively, including the effect of the conversions which occurred during the first six months of 2010 (described in “Conversions of Preferred Stock” below).

The fair value of the warrants has been calculated for each reporting period end using the Black-Scholes option-pricing model. At September 30, 2010, inputs for the fair value calculation included the remaining term of the warrants, volatility of 67.9%, a risk-free rate of 0.9%, and an assumed dividend rate of zero.

Conversions of Preferred Stock

During the nine months ended September 30, 2010, holders of 2,980 shares of preferred stock elected conversion into 1,295,648 shares of the Company’s common stock. The Company did not receive any proceeds from the conversions. The holders of the preferred stock were not entitled to accumulated and unpaid dividends on the converted shares; therefore, $0.3 million of accrued and unpaid dividends were forfeited and are reported as a reduction of accrued dividends during the nine months ended September 30, 2010. At September 30, 2010, the Company had accrued and unpaid dividends on its preferred stock of $2.2 million ($168.75 per share).

Upon conversion of the preferred stock, the Company recognized the unamortized discount remaining on the converted preferred shares as additional accretion of discount on preferred stock.

Re-pricing and Exercises of Stock Warrants

Both the Exercisable Warrants and the Contingent Warrants contain anti-dilution price protection. In accordance with the anti-dilution price adjustment provisions of the warrants, they were re-priced following payment of a portion of the commitment fee with common stock on March 31, 2010 and again following payment of a portion of the deferred commitment fee with common stock on September 30, 2010 (See Note 9). At September 30, 2010, there are outstanding warrants to purchase up to 9,475,750 shares of the Company’s common stock at an exercise price of $1.21 per share. No warrants were exercised during the three months ended September 30, 2010. During the nine months ended September 30, 2010, warrants were exercised to purchase 300,454 shares of the Company’s common stock.

Note 14—Common Stock

A reconciliation of the change in issued shares of the Company’s common stock during the nine months ended September 30, 2010 is as follows:

Shares issued at December 31, 2009	24,168,292
Issued upon conversion of preferred stock	1,295,648
Issued in exchange of convertible notes	1,568,867
Issued in payment of debt issuance costs	4,042,241
Issued upon exercise of warrants	300,454
Issued as restricted stock award grants	248,004
Issued upon exercise of stock options	140,286

Shares issued at September 30, 2010	31,763,792

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Commitments and Contingencies

Class Action Litigation

A class action suit was commenced in August 2009 in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock between May 2007 and January 2008, seeking to pursue remedies under the Securities Exchange Act of 1934. The complaint alleged that, throughout the time period indicated, the Company made misrepresentations and failed to disclose material adverse facts about its true financial condition, business and prospects. On September 29, 2010, the United Stated District Court dismissed this class action suit, finding that the plaintiffs failed to allege sufficient facts to state a claim under applicable federal securities laws. The plaintiffs did not file an appeal within the time period required, and absent a showing of good cause by the plaintiffs for failure to file this appeal, the time period for appeal of this dismissal has expired.

On September 17, 2010, an individual claiming to be a shareholder of the Company filed a purported shareholder derivative petition in State District Court in Harris County, Texas. The petition names the Company as a nominal defendant and certain of the Company’s current and former officers, certain of the Company’s former directors and four of the Company’s current directors as defendants. The suit asserts claims for breach of fiduciary duty and other violations of law, and seeks contribution and indemnification against the individual defendants. The factual allegations in the derivative petition are similar to the factual allegations in the class action suit that was dismissed by the Federal Court on September 29, 2010, and include allegations regarding the company’s internal controls. On November 5, 2010, the plaintiff filed a motion with the Court asking that the case be dismissed without prejudice. The Company believes that it is likely that the motion to dismiss the case will be granted by the Court. If dismissed pursuant to this motion, there would be no legal bar to the case being refiled at a later time.

Other Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Common Stock Listing on the New York Stock Exchange

The Company’s common stock is listed on the New York Stock Exchange (NYSE). Under the NYSE’s continued listing standards, a company is considered to be below compliance standards if, among other things, both its average global market capitalization is less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million. The Company failed to comply with this compliance standard during the fourth quarter of 2009 and was notified of such by the NYSE. At such time the NYSE required the Company to file a plan addressing the compliance breach and the Company’s proposed remedy. The Company remains non compliant as of September 30, 2010.

In March 2010, the NYSE accepted the Company’s plan to regain compliance with the continued listing standards during an 18-month cure period, which continues through June 2011. During implementation and execution of the Company’s plan, the Company’s common stock will continue to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements.

Note 16—Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is comprised of three reportable segments (Chemical and Logistics, Drilling Products, and Artificial Lift):

•

The Chemical and Logistics segment consists of two business divisions: 1) Specialty Chemicals and 2) Logistics. The Specialty Chemicals division designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production activities. The Logistics division manages automated bulk material handling, loading facilities, and blending capabilities of bulk materials for oilfield service companies.

•	The Drilling Products segment rents, inspects, manufactures and markets down-hole drilling equipment used in energy, mining, water well and industrial drilling activities.

•

The Artificial Lift segment manufactures and markets artificial lift equipment, including the Petrovalve line of beam pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production activities.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. Various functions, including certain sales and marketing activities and corporate general and administrative activities, are provided centrally from the corporate office. Costs associated with these functions, various other income and expense items and estimated income tax provisions (benefits), are not allocated to the segments. Intersegment sales are accounted for at fair value as if sales were to third parties. Intersegment revenue is not considered material.

Summarized financial information concerning the segments as of and for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Chemical and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Three Months Ended September 30, 2010
Net revenue from external customers	$18,203	$17,185	$4,594	$—	$39,982
Gross margin	8,160	6,381	1,526	—	16,067
Income (loss) from operations	5,956	2,340	1,161	(3,453)	6,004
Depreciation and amortization	426	2,961	54	131	3,572
Total assets	41,345	114,176	8,772	18,006	182,299
Capital expenditures	106	840	3	119	1,068

Three Months Ended September 30, 2009
Net revenue from external customers	$10,976	$10,258	$2,584	$—	$23,818
Gross margin	5,220	688	495	—	6,403
Income (loss) from operations	3,494	(3,174)	117	(2,908)	(2,471)
Depreciation and amortization	439	2,988	64	71	3,562
Total assets	34,700	124,223	7,340	10,463	176,726
Capital expenditures	239	364	32	—	635

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Chemical and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
Nine Months Ended September 30, 2010
Net revenue from external customers	$45,332	$44,957	$9,237	$—	$99,526
Gross margin	20,375	12,114	2,940	—	35,429
Income (loss) from operations	13,636	(1,061)	1,795	(15,513)	(1,143)
Depreciation and amortization	1,290	8,836	165	292	10,583
Total assets	41,345	114,176	8,772	18,006	182,299
Capital expenditures	172	2,800	32	124	3,128

Nine Months Ended September 30, 2009
Net revenue from external customers	$37,661	$40,143	$10,193	$—	$87,997
Gross margin	15,986	4,340	2,216	—	22,542
Income (loss) from operations	9,547	(27,283)	870	(10,626)	(27,492)
Depreciation and amortization	1,358	8,806	226	153	10,543
Total assets	34,700	124,223	7,340	10,463	176,726
Capital expenditures	362	5,173	32	—	5,567

One customer, inclusive of affiliates, accounted for $4.1 million and $4.2 million of consolidated revenue for the three months ended September 30, 2010 and 2009, respectively, and for $11.0 million and $15.3 million of consolidated revenue for the nine months ended September 30, 2010 and 2009, respectively. Approximately 97% of this revenue was generated by Chemical and Logistics sales for the three and nine months periods ended September 30, 2010 and approximately 93% for the corresponding periods in 2009.

Revenue by country is determined based upon the physical location of services provided and the products sold. Revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$34,672	$20,356	$85,639	$76,244
Other countries	5,310	3,462	13,887	11,753

Total	$39,982	$23,818	$99,526	$87,997

Long-lived assets held in countries other than the United States are not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” other than purely historical information, including estimates, projections and statements relating to the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are to be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report. Many of these forward looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are only predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2009, the Quarterly Report on Form 10-Q for the period ended March 31, 2010, June 30, 2010 and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information or future events, except as required by law.

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

Success within the oilfield services industry is dependent upon the Company’s ability to differentiate its products and services, to provide superior quality products and services, and to maintain a competitive cost structure. North American operations are highly correlated with natural gas exploration and production activity and, to a lesser extent, oil well drilling activity. Aforementioned drilling activity is significantly influenced by current natural gas prices, natural gas price volatility, forward natural gas/crude oil price forecasts and availability of capital. In addition, the Company’s gross margins are directly affected by the inherent variable pricing of products and services within the oilfield services industry. Variable pricing is reactive to level of customer activity, availability of equipment/resources, technological advantage and competitive pressures. Historical market conditions are reflected in the following table.

	For Three Months Ended September 30,		Percentage Change	For Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
Average Active Drilling Rigs
United States	1,626	970	68%	1,497	1,082	38%
Canada	359	186	93%	327	203	61%

Total North America	1,985	1,156	72%	1,824	1,285	42%

Vertical rigs (U.S.)	517	373	38%	491	443	11%
Horizontal rigs (U.S.)	888	418	112%	782	434	80%
Directional rigs (U.S.)	221	179	24%	225	206	9%

Total drilling type (U.S.)	1,626	970	68%	1,498	1,083	38%

Oil vs. Natural Gas Drilling Rigs
Oil	856	375	128%	731	337	117%
Natural Gas	1,129	781	45%	1,093	948	15%

Total North America	1,985	1,156	72%	1,824	1,285	42%

Average Commodity Prices
West Texas Intermediate Crude Prices ($ / barrel)	$76.05	$68.20	12%	$77.49	$56.85	36%
Natural Gas Prices ($/ccf)	$4.12	$3.16	30%	$4.33	$3.65	18%

Sources: Rig counts: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

North American demand for the Company’s products and services is influenced by the price of natural gas as well as current oil and gas drilling activity. The price of natural gas fluctuated throughout 2010; however, a substantial 30% increase was realized in a 2010 versus 2009 third quarter period over period comparison, while the price of oil during the same comparative period had a nominal increase of 11.5% as oil prices were at near current levels during 2009. The 2009 price of oil was the primary contributor to increased oil exploration activity. Oil drilling rigs in North America, during the third quarter of 2010 as compared to the third quarter of 2009, increased from 375 rigs to 856 rigs, a 128.3% period over period increase, while natural gas rigs, in a similar 2010 versus 2009 period over period comparison, increased from 781 rigs to 1,129 rigs, an increase of 44.6%.

The 2009 macroeconomic decline combined with successful exploration and production in unconventional shale and tight gas sands plays in the United States contributed to excess reserves of natural gas. The resultant oversupply of natural gas resulted in a deterioration of prices and investment in exploration and production activities. Resultant industry ripple effect was marginal rig activity by mid-year 2009, with minimal increase in activity during the last six months of 2009.

Business activity in 2009 was greatly affected by the North American macroeconomic slowdown, particularly in industrial sectors. Accordingly, the Company believes third quarter 2010 comparisons to second quarter of 2010 are more indicative of short term North American energy marketplace trends. While 2010 current natural gas prices hover in the mid $3/mcf and oil prices range at approximately $80/barrel, rig count in the United States has shown an incremental increase and as of September 30, 2010 are approximately 1,600 rigs. With the aforementioned factors taken into consideration, the Company believes the exploration and production companies will continue to shift resources from the current conventional natural gas drilling to the liquid-rich and oil-rich shale formations. Although the Company’s product lines, especially within the Chemical and Logistics segment, are heavily dependent upon natural gas drilling, the Company remains confident that new products and those in development will hedge this dependency and broaden the Company’s revenue base.

The Company’s consolidated operations have shown an increase in revenue of 28.3% and an improvement in gross margin of 34.2% for the three months ended September 30, 2010 as compared to the three months ended June 30, 2010. While the basic fundamentals of a soft industrial recovery and an excess of natural gas reserves and storage still exist, the incremental increase in rig count in the United States and expansion of oil drilling prospects and growth activity in liquid-rich shale formations will contribute to expectations that the remainder of 2010 will match or exceed the market and demand of the three months ended September 30, 2010.

The Company’s business is comprised of three reportable segments: Chemical and Logistics, Drilling Products and Artificial Lift. The Company’s focus is to serve the drilling-related needs of oil and gas companies through the Chemical and Logistics and Drilling Products segments, and the production-related needs of oil and gas companies through the Artificial Lift and Chemical and Logistics segments. The Company is confident that product offerings and geographical presence throughout each of the Company’s three business segments provide natural risk mitigation due to diversity of cash flow sources. While each segment has unique business expertise, all segments share a commitment to provide competitively priced, quality equipment and services to each of the Company’s customers.

•

The Chemical and Logistics segment is comprised of two divisions: 1) Specialty Chemicals and 2) Logistics. Specialty Chemicals designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and gas well drilling, cementing, stimulation and production activities. Logistics manages automated handling, loading facilities, and blending capabilities of a variety of bulk materials for oilfield service companies.

•	The Drilling Products segment rents, inspects, manufactures and markets down-hole drilling equipment used in energy, mining, water well and industrial drilling activities.

•

The Artificial Lift segment assembles and markets artificial lift equipment; including the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production activities.

Consolidated Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2010 and the Three and Nine Month Periods Ended September 30, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$39,982	$23,818	$99,526	$87,997
Cost of revenue	23,915	17,415	64,097	65,455

Gross margin	16,067	6,403	35,429	22,542

Selling, general and administrative costs	8,539	7,307	31,947	26,649
Depreciation and amortization	1,230	1,217	3,604	3,710
Research and development costs	294	350	1,021	1,175
Impairment of goodwill	—	0	—	18,500

Income (loss) from operations	6,004	(2,471)	(1,143)	(27,492)

Loss on extinguishment of debt	—	—	(995)	—
Interest and other expense, net	(5,303)	(4,044)	(14,414)	(11,812)
Other financing costs	—	—	(816)	—
Change in fair value of warrant liability	(1,106)	(789)	(2,422)	(789)

Loss before income taxes	(405)	(7,304)	(19,790)	(40,093)

Income tax (provision) benefit	(758)	(15,871)	2,952	(4,902)

Net loss	$(1,163)	$(23,175)	$(16,838)	$(44,995)

Revenue for the three months ended September 30, 2010 was $40.0 million, an increase of $16.1 million, or 67.9%, compared to $23.8 million for the same period in 2009. The increase in revenue is attributable to increased activity across all segments. The period over period increase in Chemical and Logistics revenue of $7.2 million is attributable to recovery of previously granted product and service price reductions, increased international sales and increased demand for microemulsion products from new and existing customers. The favorable $6.9 million period over period increase in Drilling Products revenue is due to a $5.3 million increase in rental activity associated with a 38.6% increase in vertical rig count and due to an increase in product revenue of $1.4 million resultant from increased copper mining activity in response to rising copper prices. Drilling Products also realized $1.0 million in drilling motor sales from one North American customer. The $2.0 million period over period increase in Artificial Lift revenue is attributable to contracting a significant new customer in July 2010 ($1.4 million) and increased product demand from existing customers ($0.4 million).

Revenue for the nine months ended September 30, 2010 was $99.5 million, an increase of $11.5 million, or 13.1%, compared to $88 million for the same period in 2009. The favorable year over year variance resulted from an increase in Chemical and Logistics and Drilling Products revenue of $7.7 million and $4.8 million, respectively, offset by a decrease in revenue of $1.0 million within Artificial Lift. The Chemical and Logistics period over period increase in revenue is due to recovery of previously granted product price reductions and increased demand for microemulsion products from new and existing customers. The year over year increase in Drilling Products revenue was due to increased rental activity attributable to a 10.8% increase period over period in vertical rig count, combined with increased rentals and sales of drilling motors in Bakken and Niobrara shale plays ($1.2 million) and increased Teledrift rental ($3.6 million) and service revenue ($0.5 million) realized from collaborative strategic sales and marketing initiatives of Teledrift products across various Flotek affiliates. Artificial Lift experienced a $1.0 million period over period decrease in revenue as product sales revenue for 2010 has not yet fully recovered from the 2009 North American economic decline and the low price of natural gas in the Rockies, of which the negative impact was not fully realized in 2009 until the third quarter.

The consolidated gross margin for the three months ended September 30, 2010 increased $9.7 million, or 150.9%, as compared with the same period last year 2009. The gross margin as a percentage of sales revenue increased to 40.2% for the three months ended September 30, 2010 from 26.9% for the three months ended September 30, 2009. This favorable 13.3% fluctuation was due primarily to increased product sales (69.7%) and rental (84.2%) revenue.

The consolidated gross margin for the nine months ended September 30, 2010 increased $12.9 million, or 57.2%, as compared with the same period of 2009. The gross margin as a percentage of sales increased to 35.6% for the nine months ended September 30, 2010, from 25.6% for the nine months ended September 30, 2009. This 10.0% favorable increase was due to increased product sales (11.4%) and rental (29.2%) revenue combined with direct operational expense savings of (4.1%). Salary and benefit reductions period over period were $1.4 million or 19.1% due to a reduction in employee headcount and Companywide cost containment measures. In addition, $3.8 million of inventory cost of sales adjustments were recorded in 2009 related to inventory excess and obsolescence while only $0.1 million was recorded during 2010. Gross margin is calculated as revenue less the corresponding cost of revenue, which includes personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative costs are defined as costs that are not directly attributable to products sold or services rendered. Selling, general and administrative costs of $8.5 million and $31.9 million were recognized for the three and nine months ended September 30, 2010, an increase of 16.9% and 19.9%, as compared to $7.3 million and $26.6 million for the same periods in 2009, respectively. The three month period over period increase was due to a $0.4 million reduction in 2009 incentive compensation expense recognized in September 2009 due to release of bonus accruals combined with a $0.3 million increase in professional fees related to defense of class action lawsuits and use of third party technical consultants (e.g., I.T.; investment; and valuation experts) not incurred in 2009. The nine month comparative period over period increase resulted from increased incentive stock compensation expense and professional fees. Non-cash incentive stock compensation expense increased due to recognition of $3.0 million of non-cash compensation expense during the second quarter of 2010 related to prior equity grants to the Company’s former President and CEO, which vested at the time of his retirement from the Company on June 30, 2010. The $1.9 million increase in professional fees primarily related to the Company’s March 31, 2010 financing and defense of class action lawsuits and use of third party technical consultants (e.g., I.T.; investment; and valuation experts)

Depreciation and amortization costs were $1.2 million for both the three months ended September 30, 2010 and 2009, respectively, and $3.6 million and $3.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Research and development (“R&D”) costs were $0.3 million and $0.4 million for the three month periods ended September 30, 2010 and 2009, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. The Company anticipates 2010 R&D spending levels to remain comparable with 2009 expenditure levels.

Interest expense was $5.4 million for the three months ended September 30, 2010 versus $4.0 million compared to the same period in 2009 and $14.5 million for the nine months ended September 30, 2010 versus $11.6 million compared to the same period in 2009. The period over period increase for both the three and nine months periods ended September 30, 2010 as compared to the same periods in 2009 was due to the refinancing of the Company’s Senior Credit Facility and Convertible Debt (See Part I, “Item 1. Financial Statements” Note 9—Convertible Notes and Long-Term Debt of the condensed consolidated financial statements), as well as a $0.4 million payment to Wells Fargo in settlement of the Company’s interest rate swap in March 2010.

The Company has two U.S. tax filing groups which file separate U.S. Federal income tax returns (Flotek Industries, Inc. and subsidiaries and Petrovalve, Inc and subsidiaries). As a result, taxable income of one return cannot be offset by tax attributes, including net operating losses, of the other return.

The effective income tax rate for the three months ended September 30, 2010 and 2009 was (187.2)% and (217.3)%, respectively. The Company’s effective tax rate in 2010 differs from the U.S. federal statutory rate primarily due to the change in the valuation allowance on deferred tax assets, the non-deductibility of the change in the warrant liability, and state income taxes. Additional tax expense was recorded in the three month period ending September 30, 2010 due to a reduction in the Company’s forecasted 2010 tax benefit as the result of a shift in the forecasted loss between the Company’s two U.S. tax filing groups.

The Company has recorded a federal income tax receivable of approximately $2.2 million at September 30, 2010 related to the anticipated carryback of net operating losses incurred in the first nine months of 2010. The Company received a federal income tax refund of approximately $7.2 million during the three months ended September 30, 2010 related to the carryback of 2009 net operating losses.

Results of Operations by Reportable Segments:

Chemical and Logistics Comparison of the Three and Nine Month Periods Ended September 30, 2010 and the Three and Nine Month Periods Ended September 30, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$18,203	$10,976	$45,332	$37,661
Gross margin	$8,160	$5,220	$20,375	$15,986
Gross margin %	44.8%	47.6%	44.9%	42.4%
Income from operations	$5,956	$3,494	$13,636	$9,547
Income from operations %	32.7%	31.8%	30.1%	25.3%

Chemical and Logistics revenue for the quarter ended September 30, 2010 was $18.2 million, an increase of $7.2 million, or 65.8%, compared to $10.9 million for the quarter ended September 30, 2009. The three month period over period increase in Chemical and Logistics revenue of $7.2 million is attributable to recovery of previously granted product and service price reductions, increased international sales and increased demand for microemulsion products from new and existing customers. Additionally, new products generated from the Company’s R&D activities continue to be favorably received by customers. Chemical and Logistics revenue for the nine months ended September 30, 2010 was $45.3 million, an increase of $7.7 million, or 20.4%, compared to $37.7 million for the nine months ended September 30, 2009. The favorable nine month period over period variance correlates with a 15.4% increase in average natural gas rig activity (2009: 948 rigs vs. 2010: 1094 rigs) within the industry and corresponding product sales increases of $8.5 million. This positive variance was offset by a decrease in customer service revenue ($0.8 million), primarily attributable to the first half of 2010 as compared to the first half of 2009 in response to industry uncertainty regarding ramifications of the Gulf of Mexico oil disaster. Particularly negatively impacted was the Company’s Logistics contract in the Gulf of Mexico.

The gross margin for the quarter ended September 30, 2010 increased $2.9 million, or 56.3%, compared to $5.2 million for the quarter ended September 30, 2009; however, the gross margin as a percentage of revenue decreased 2.8% in the third quarter of 2010 as compared to the third quarter of 2009. The slight decrease in gross margin as a percentage of revenue was attributable to increased cost of freight ($0.5 million) and to low margin commodity sales ($0.1 million) related to international activity in Turkey. The gross margin for the nine months ended September 30, 2010 increased $4.4 million, or 27.4%, compared to $16.0 million for the nine months ended September 30, 2009; and gross margin as a percentage of revenue increased 2.5% over the same periods. Favorable period over period variances were due to increased product sales volumes and favorable product mix margins combined with realized cost containment savings related to direct expenses.

Income from operations was $6.0 million for the quarter ended September 30, 2010, an increase of approximately $2.5 million, or 70.5%, compared to $3.5 million for the quarter ended September 30, 2009, and as a percentage of revenue was relatively constant at 32.7% in the third quarter of 2010 as compared to 31.8% in the third quarter of 2009. Income from operations for the nine months ended September 30, 2010 was $13.6 million, an increase of approximately $4.1 million, or 42.8%, compared to $9.5 million for the nine months ended September 30, 2009, and as a percentage of revenue realized a moderate increase to 30.1% year to date 2010 as compared to 25.3% year to date 2009. Favorable variances are attributable to increased product sales revenue and realization of cost containment savings initiatives implemented in response to the deterioration of the North American economy in 2009.

Drilling Products Comparison of the Three and Nine Month Periods Ended September 30, 2010 and the Three and Nine Month Periods Ended September 30, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$17,185	$10,258	$44,957	$40,143
Gross margin	$6,381	$688	$12,114	$4,340
Gross margin %	37.1%	6.7%	26.9%	10.8%
Income (Loss) from operation	$2,340	$(3,174)	$(1,061)	$(27,283)
Income (Loss) from operations %	13.6%	(30.9)%	(2.4)%	(68.0)%

Drilling Products revenue for the quarter ended September 30, 2010 was $17.2 million, an increase of $6.9 million, or 67.5%, compared to $10.3 million for the quarter ended September 30, 2009. The favorable variance was attributable to increased rental activity of $5.3 million that was partially due to a 38.6% increase in vertical rig count in the third quarter of 2010 as compared to third quarter 2009 (Third Quarter 2010 vs. Third Quarter 2009: 517 vs. 373). The $5.3 million increase, by location, was attributable to $2.7 million of Teledrift rental activity and $2.6 million of Spidle/Turbeco rental activity. Teledrift experienced 300% revenue growth in West Texas due to improved market conditions, improved marketing and sales efforts and above average lost-in-hole revenue. Improved sales across other locations were aided by the 38.6% increase in vertical rig count. Spidle/Turbeco benefited from increased motor rentals in both the Barnett and Bakken shales. Improved motor designs for specific basins resulted in improved pricing and run rates. An additional $1.4 million period over period increase was realized from increased product sales to the copper mining industry both domestically and internationally. Increased copper mining activity is attributable to an escalation in the market price of copper.

Drilling Products revenue for the nine months ended September 30, 2010 was $45.0 million, an increase of $4.8 million, or 12.0%, compared to $40.1 million for the nine months ended September 30, 2009. The period over period increase in revenue was primarily due to increased rental activity of $6.5 million. As noted previously, Teledrift experienced revenue growth in West Texas in 2010 due to improved market conditions, improved marketing and sales efforts and above average lost-in-hole revenue. Improved sales across other locations were aided by the 10.8% increase in vertical rig count. Spidle/Turbeco benefited from increased motor rentals in both the Barnett and Bakken shales. Improved motor designs for specific basins resulted in improved pricing and run rates. Favorable rental activity was offset by Product and Service revenue decline for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The gross margin for the quarter ended September 30, 2010 was $6.4 million, an increase of $5.7 million, or 827.5%, as compared to $0.7 million for the quarter ended September 30, 2009. The increase was due to increased rental ($5.3 million or 84.7%) and product ($1.4 million or 51.3%) revenue offset by increased expenses related to direct materials ($0.9 million or 64.5%), rentals ($0.7 million or 28.6%) and freight ($0.2 million or 42.9%). The gross margin for the nine months ended September 30, 2010 was $12.1 million, an increase of $7.8 million, or 179.1%, as compared to $4.3 million for the same period in 2009. The net increase was attributable to a combination of an increase in rental revenue ($6.5 million or 29.5%) offset by an increase in cost of goods sold ($2.0 million or 10.5%).

Income from operations was $2.3 million for the quarter ended September 30 2010, an increase of $5.5 million, or 173.7%, as compared to a loss of $3.2 million for the quarter ended September 30, 2009. The increase was primarily attributable to increased revenue of $6.9 million (67.5%) offset by increased direct costs of $1.9 million (20.2%) and increased selling, general and administrative expenses of $0.4 million (14.1%).

Loss from operations was $1.1 million during the nine months ended September 30, 2010, a decrease of $28.3 million, or 96.1%, as compared to the same period in 2009. The decrease was primarily attributable to $18.5 million of goodwill impairment recognized in the second quarter of 2009 and offset by an increase in rental revenue of $6.5 million.

Management has forecast Drilling Products capital expenditures of $2.5 million in 2010; however, this amount may fluctuate contingent upon market demand and results of operations.

Artificial Lift Comparison of the Three and Nine Month Periods Ended September 30, 2010 and the Three and Nine Month Periods Ended September 30, 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$4,594	$2,584	$9,237	$10,193
Gross margin	$1,526	$495	$2,940	$2,216
Gross margin %	33.2%	19.2%	31.8%	21.7%
Income from operations	$1,161	$117	$1,795	$870
Income from operations %	25.3%	4.5%	19.4%	8.5%

Artificial Lift revenue for the quarter ended September 30, 2010 was $4.6 million, an increase of $2.0 million, or 77.8%, as compared to $2.6 million for the quarter ended September 30, 2009, while revenue for the nine months ended September 30, 2010 was $9.2 million, a decrease of $1.0 million, or 9.4%, as compared to $10.2 million for the nine months ended September 30, 2009. The majority of Artificial Lift revenue is derived from coal bed methane (“CBM”) drilling. CBM drilling activity is highly correlated to the price of natural gas. The price of natural gas decreased throughout most of 2009. Natural gas prices have remained suppressed throughout the nine months ended September 30, 2010; correspondingly, CBM drilling activity has decreased slightly in a year over year comparison which has resulted in a decrease in the volume of units sold in first nine months of 2010 as compared to the first nine months of 2009.

The gross margin for the quarter ended September 30, 2010 increased $1.5 million, or 208.3%, as compared to $0.5 million for the quarter ended September 30, 2009. The favorable variance in period over period gross margin is a result of increased revenue of $2.0 million or 77.8% only partially offset by a $1.0 million or 46.9% increase in cost of goods sold due to successful price negotiations. The gross margin for the nine months ended September 30, 2010 increased $0.7 million, or 32.7%, as compared to $2.2 million for the same period in 2009. The favorable period over period variance in gross margin is a combined result of a decrease in sales revenue of $1.0 million or 9.4% partially offset by cost containment efficiencies in the cost of sales $1.5 million or 21.1% for the nine month period ended September 30, 2010 as compared to the same period of 2009.

Income from operations was $1.2 million for the quarter ended September 30, 2010, an increase of $1.0 million, or 892.31%, as compared to $.01 million for the same period in 2009. The favorable variance is a direct result of increased revenues ($2.0 million or 77.8%) offset by decreased cost containment ($1.0 million or 46.9%) in the quarter ended September 30, 2010 as compared to the same period in 2009. Income from operations increased $0.9 million or 106.3% in the first nine months of 2010 as compared to $0.9 million in the first nine months of 2009. This increase was the result of significant cost containment savings of $1.5 million or 21.1% recognized during the first nine months of September 30, 2010 as compared to the first nine months of September 30, 2009.

Comparison of the Three Month Period Ended September 30, 2010 and the Three Month Period Ended June 30, 2010 (in thousands):

	For Three Months Ended
	September 30,	June 30,
	2010
Average Active Drilling Rigs

United States	1,626	1,513
Canada	359	176

Total North America	1,985	1,689

Vertical rigs (U.S.)	517	493
Horizontal rigs (U.S.)	888	790
Directional rigs (U.S.)	221	230

Total drilling type (U.S.)	1,626	1,513

Oil vs. Natural Gas Drilling Rigs

Oil	856	642
Natural Gas	1,129	1,047

Total North America	1,985	1,689

Average Commodity Prices

West Texas Intermediate Crude Prices ($ / barrel)	$76.05	$77.49
Natural Gas Prices ($/mcf)	$4.12	$4.21

	Three Months Ended
	September 30,	June 30,
	2010
Revenue	$39,982	$31,174
Cost of revenue	23,915	19,823

Gross margin	16,067	11,351

Selling, general and administrative costs	8,539	13,218
Depreciation and amortization	1,230	1,182
Research and development costs	294	364

Income (loss) from operations	6,004	(3,413)

Interest and other expense, net	(5,303)	(4,955)
Change in fair value of warrant liability	(1,106)	497

Loss before income taxes	(405)	(7,871)

Income tax (provision) benefit	(758)	1,709

Net loss	$(1,163)	$(6,162)

Fluctuations in gas prices and drilling activity directly impact the demand for the Company’s products and services. The average price of natural gas for the third quarter of 2010 decreased by 2.1% as compared to the average natural gas price in the second quarter of 2010, and the average North American drilling rig count for the third quarter of 2010 increased by 17.5% as compared to the average North American drilling rig count for the second quarter of 2010.

Revenue for the third quarter of 2010 was $40.0 million, an increase of $8.8 million, or 28.3%, as compared to $31.2 million for the second quarter of 2010. The increase in revenue was attributable to increased activity across all segments. The Chemical and Logistics favorable third vs. second quarter of 2010 variance was the result of continued recovery of previously granted product and service price reductions, international sales and increased demand for microemulsion products from new and existing customers. Chemical and Logistics product sales increased $4.2 million or 32.3% during the third quarter of 2010 as compared to the second quarter of 2010. The favorable period over period variance within the Drilling Products segment was due to a $2.0 million or 20.9% increase in rental activity which correlates to the 4.9% increase in vertical rig count from the second quarter of 2010 as compared to the third quarter of 2010. Teledrift revenue increased $1.2 million (24.1%) from the second quarter of 2010 to the third quarter of 2010 as price increases and increased market penetration, specifically in West Texas, were realized. Product sales within Artificial Lift increased $2.1 million quarter over quarter due to improved weather and environmental conditions and improved market share penetration.

The consolidated gross margin for the third quarter of 2010 increased by $4.7 million, or 41.5%, as compared to the second quarter of 2010. The gross margin as a percentage of sales increased period over period by 3.8% due to increased product sales ($6.5 million) and rental revenue ($2.0 million) offset by reduced cost containment realization ($4.9 million) for the third quarter of 2010 as compared to the second quarter of 2010.

Selling, general and administrative costs are not directly attributable to products sold or services rendered. Selling, general and administrative costs during the third quarter of 2010 were $8.5 million as compared to $13.2 million during the second quarter of 2010, a decrease of 35.4% ($4.7 million). The decrease was primarily due to recognition of $3.0 million of non-cash compensation expense during the second quarter of 2010 which related to prior equity grants to the Company’s former President and CEO, which vested at the time of his retirement from the Company on June 30, 2010.

Depreciation and amortization costs were constant at $1.2 million for both the second and third quarter of 2010.

Research and development (R&D) expenses remained comparable at $0.4 million and $0.3 million, for the second and third quarter, respectively of 2010. R&D expenditures are charged to expense as incurred.

Interest expense was $5.3 million for the third quarter of 2010 as compared to $5.0 million in the second quarter of 2010, an increase of $0.3 million, or 7.0%. The variance for the third quarter over the second quarter of 2010 was due incremental additional principal payments related to the refinancing of the Company’s senior credit facility and convertible debt in the first quarter of 2010 and corresponding proportionate expensing of associated debt issuance costs.

A reduction in income tax benefit of $0.8 million was recorded in the third quarter of 2010 versus the income tax benefit of $1.7 million recorded in the second quarter of 2010.

Capital Resources and Liquidity

Overview

The Company’s ongoing capital requirements stem from the need to service debt, to acquire and maintain equipment, to fund working capital requirements and to pursue business development opportunities. To date the Company has funded capital requirements with operating cash flows, debt borrowings, and issuance of shares of preferred and common stock. As of September 30, 2010, the Company is considering business development opportunities while remaining cognizant of existing capital resource commitments.

The challenging economic conditions facing the oil and gas industry, which began at the end of 2008, adversely affected the Company’s financial performance and liquidity throughout 2009; however, positive changes in these circumstances are now being realized. Natural gas prices, on average, have realized an 18.6% improvement in the first nine months of 2010 as compared to the first nine months of 2009 (Average monthly price of natural gas: 2010—$4.33/mcf vs. 2009—$3.65/mcf) but remain significantly depressed versus the pre-economic slowdown average price as shown when compared to the first nine months of 2008 ($8.85/mcf). The average price of oil, however, has shown a marked 36.3% improvement, during the first nine months of 2010 are compared to the first nine months of 2009 (Average price of oil: 2010—$ 77.49/barrel vs. 2009—$56.85/barrel). Further evidence of market improvement is a 41.9% increase in the average number of North American active rigs during a 2010 vs. 2009 nine month period over period comparison. While the Company continues to experience depressed levels of demand for products and services as compared to activity levels realized prior to the 2009 macro economic slowdown, the Company’s operations have stabilized and are beginning to recover activity volume across a majority the Company’s products and services. The Company recognized an increase in consolidated revenue of 13.1% for the nine months of 2010 as compared to the first nine months of 2009, while continuing to effectively manage costs. Notably, the Company realized a 0.7% period over period reduction in expense while in a growth environment. Notably, gross margin percentages for the three and nine months ended September 30, 2010 increased 13.3% and 10%, respectively, when compared to the same periods in 2009.

On March 31, 2010, the Company entered into an Amended and Restated Credit Agreement with Whitebox Advisors LLC, as agent, for a $40 million term loan. This term loan replaced the Company’s former senior credit facility at Wells Fargo Bank and provided net proceeds of $6.1 million. The current term loan reduces previously scheduled principal payment requirements for the years 2010 and 2011. The significant terms of the Company’s term loan are discussed in Part I, “Item 1. Financial Statements” Note 9—Convertible Notes and Long-Term Debt, Term Loan—Senior Credit Facility of the Company’s unaudited condensed consolidated financial statements.

The Company’s common stock is listed on the New York Stock Exchange (NYSE). Under the NYSE’s continued listing standards, a company is considered to be below compliance standards if, among other things, both its average global market capitalization is less than $50 million over a 30 trading-day period and its stockholders’ equity is less than $50 million. The Company failed to comply with this compliance standard during the fourth quarter of 2009 and was notified of such by the NYSE. At such time the NYSE required the Company to file a plan addressing the compliance breach and the Company’s proposed remedy. The Company remains non-compliant as of September 30, 2010.

In March 2010, the NYSE accepted the Company’s plan to regain compliance with the continued listing standards during an 18-month cure period which continues through June 2011. During implementation and execution of the Company’s plan, the Company’s common stock will continue to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements.

Cash and cash equivalents were approximately $7.1 million at September 30, 2010, approximately $1.0 million above the $6.1 million received from the March 2010 financing. The Company’s 2010 capital expenditures for the first nine months of the year were $3.1 million versus $5.6 million during the same period in 2009. Management of the Company continues to exercise vigilant oversight and in depth due diligence regarding management of the Company’s capital outlays. As improvements are realized, the Company may determine that economic opportunities require additional capital expenditures. As further oversight, authorizations of capital expenditures in excess of predetermined amounts are contingent upon approval of the Company’s lenders and Board of Directors. The Company believes that sufficient cash reserves are available to meet anticipated operating and capital expenditure requirements during the remainder of 2010 and all of 2011; however, the Company will continue to seek additional debt and equity funding alternatives.

Plan of Operations for 2010 and the First Nine Months of 2011

Although natural gas prices and drilling activity have declined since the 2008 cyclical peak, prices and activity appear to have stabilized and are upwardly trending. Fluctuations in gas prices and drilling activity directly influence the demand for the Company’s products and services. Average natural gas prices for the first nine months of 2010, as compared to the same period in 2009, increased 18.6%. The average North American drilling rig count for the first nine months of 2010, as compared to the same period in 2009, increased 55.6%.

During the three and nine month ended September 30, 2010, the Company experienced revenue growth of 67.9% and 13.1%, respectively, and an increase in gross margins of 150.9% and 57.2%, respectively, as compared to the same periods in 2009. The Company experienced operating losses during each of the four quarters of 2009, as well as in the first two quarters of 2010. Operating income was achieved during the third quarter of 2010. Forecasting the depth and length of recovery/decline in drilling activity and fluctuations in gas prices in the current cycle is challenging, even more so as the Company expands international activity.

The Company’s expectations of operations for the remainder of 2010 are based on a continued low price of natural gas and stabilized drilling activity growth. The Company does not anticipate a return to early 2008 levels during 2010 or 2011. The Company’s plan of operations for the remainder of 2010 and 2011 is based upon expectations of continued gradual improvement in general economic conditions.

The Company’s 2010 business plan objectives include the following:

•

Replace the Company’s existing senior credit facility: On March 31, 2010, the Company successfully negotiated a senior credit facility that provided net proceeds of $6.1 million. The senior credit facility significantly reduced the Company’s scheduled principal payment requirements during 2010 and 2011, but could ultimately result in increased borrowing costs.

•

Explore deleveraging alternatives to reduce the Company’s debt: In March 2010, the Company decreased the outstanding principal balance of its convertible debt by issuing shares of common stock and by cash payment. The Company intends to continue to evaluate other debt and equity strategies to deleverage debt and strengthen the balance sheet.

•

Seek additional equity funding: In August 2009, the Company raised $16 million through an offering of convertible preferred stock and stock warrants. At September 30, 2010, the Company has approximately 9.5 million warrants outstanding which would provide additional capital if exercised. The Company intends to continue to discuss funding opportunities with its advisors.

•

Manage capital expenditures: The Company’s capital expenditure budget for 2010 is approximately $3.4 million, plus any net (revenue – replacement cost) product “lost in hole” activity. This is a significant decrease from the $7.0 million expended during 2009. The Company continues to actively manage capital expenditures through in depth due diligence and a new authorization/approval process for expenditure policy. The Company will continue to assess the economic impact of additional capital outlays judged necessary to facilitate ongoing business opportunities as continued improvements in cash flows are realized and the economy improves.

•

Integrate oversight and actions of the new senior management team: New members were appointed to the Company’s Board of Directors during August and October 2010, and officers with appropriate experience and requisite qualifications and skills have been added during 2010.

•

Evaluate strategic benefits of expansion into foreign markets: Identify potential business partners to assist the Company to broaden geographic reach, or to create new and unique ways to use existing products and services.

•

Dispose of non-core assets and underperforming product lines: The Company is in the process of analyzing segment operations to identify assets that may no longer meet strategic objectives. The sale of non-strategic assets would allow the Company to concentrate its efforts and resources on profitable products and services market share attainment.

•

Manage the Company’s assets and ongoing operations and continue increased emphasis on overall management of working capital: During the first nine months of 2010, the Company continued to actively manage accounts receivable and inventory balances. The Company has realized increased operating cash flows through receivables management. The Company is also poised to realize increased cash flows from inventory management as demand for products increase.

•

Enhance technology used within each of the Company’s operating segments: The Company is currently assessing technological upgrades and pursuing technological innovations. A long-term goal of the Company is to expand the scope of current R&D activities. It is anticipated, however, that cash flow constraints will limit expansion of R&D activities during the remainder of 2010.

Cash Flows

Cash flows from our condensed consolidated statements of cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$2,014	$1,941
Net cash used in investing activities	(491)	(3,437)
Net cash (used in) provided by financing activities	(940)	1,885
Effect of exchange rate changes	(9)	(6)

Net increase in cash and cash equivalents	$574	$383

Operating Activities

The Company provided $2.0 million of net cash from operating activities during the nine months ended September 30, 2010. Net cash provided by operating activities totaled $1.9 million for the nine months ended September 30, 2009. The Company had a net loss of $16.8 million for the nine months ended September 30, 2010, as compared to a net loss of $45.0 million for the same period in 2009.

Non-cash additions to net loss in the nine months ended September 30, 2010 were $23.4 million, and were comprised primarily of depreciation and amortization ($10.6 million), stock compensation expense ($4.0 million), accretion of debt discount ($3.7 million), amortization of deferred financing costs ($2.9 million), change in the fair value of warrant liability ($2.4 million), reduction of tax benefits related to the Company’s share based awards ($1.7 million), and loss on extinguishment of debt ($1.0 million) offset by a deferred tax benefit ($1.5 million) and a gain on the sale of assets ($1.5). Non-cash additions to net loss in the nine months ended September 30, 2009 were $46.2 million and were comprised primarily of impairment charges related to goodwill ($18.5 million), deferred tax benefit ($11.0 million), depreciation and amortization ($10.5 million), and accretion of debt discount ($3.6 million), stock compensation expense ($1.3 million), amortization of deferred financing costs ($1.1 million), change in fair value of warrant liability ($0.8 million) offset by a gain on sale of assets ($0.7 million).

During the nine months ended September 30, 2010, changes in working capital used $4.5 million comprised primarily of an increase in accounts receivable ($10.5 million), a reduction in interest payable ($1.9 million), and an increase in other current assets ($0.3 million), offset by a decrease in income tax receivable ($4.4 million), an increase in accrued liabilities ($2.3 million) and an increase in accounts payable ($1.5 million). During the nine months ended September 30, 2009, changes in working capital provided $0.8 million due mainly to collection of accounts receivable ($21.3 million) and a decrease in inventory ($8.8 million), partially offset by a reduction in accounts payable ($14.8 million), a decrease in accrued liabilities ($7.8 million), an increase in taxes receivable ($5.3 million), a decrease in interest payable ($1.2 million) and an increase in other current assets ($0.2 million).

Investing Activities

During the nine months ended September 30, 2010, and 2009, the Company’s capital expenditures were approximately $3.1 million and $5.6 million, respectively. Capital expenditures declined during the first nine months ended September 30, 2010, as the Company continues to closely manage its capital expenditures until further cash flows improvements are realized. Partially offsetting cash used in investing activities were proceeds from the sale of assets of approximately $2.6 million and $2.1 million, during the nine months ended September 30, 2010 and 2009, respectively.

Financing Activities

During the nine months ended September 30, 2010, the Company’s financing activities used $0.9 million of net cash. On March 31, 2010, the Company entered into a new term loan in the principal amount of $40.0 million. Repayments of indebtedness included the pay-off of the Company’s existing senior credit facility with Wells Fargo ($32.0 million) and scheduled principal payments under the new term loan ($5.2 million). The Company also used proceeds received as payment for associated debt issuance costs of $2.0 million. A $1.7 million reduction in excess tax benefit related to share-based awards was also recognized. The repurchase of treasury stock ($0.1 million) also contributed to the use of cash. Proceeds from the exercise of stock warrants ($.07 million) slightly offset the cash used in financing activities for the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company’s financing activities provided net cash of $1.9 million. The Company received net advances from existing credit facilities of $12.6 million and proceeds from issuance of preferred stock ($16.0 million) which were partially offset by repayments of indebtedness ($24.7 million), and expense of debt issuance costs ($0.9 million) and preferred stock and detachable warrant issuance costs ($1.2 million).

Off-Balance Sheet Arrangements

The Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2010, the Company was not party to any unconsolidated SPEs.

The Company has not made guarantees to any customers or vendors. The Company does not have any off-balance sheet arrangements or commitments, other than operating leases, that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Cash flows from operations are dependent on a number of factors, including fluctuations in the Company’s operating results, accounts receivable collections, inventory management, and timing of payments for goods and services. As a result, the impact of contractual obligations on the Company’s liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The Company’s material contractual obligations are composed of repayment of amounts borrowed through issuance of convertible notes, and long-term debt and capital lease obligations. Contractual obligations at September 30, 2010 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Convertible senior secured and unsecured notes	$111,004	$—	$111,004	$—	$—
Long-term debt	34,887	4,015	30,872	—	—
Capital lease obligations	873	349	515	9	—

Total	$146,764	$4,364	$142,391	$9	$—

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, and, to a limited extent, commodity prices and foreign currency exchange rates. The Company measures market risk as the potential negative impact on earnings, cash flows or fair values resulting from hypothetical changes in interest rates or foreign currency exchange rates over the next twelve months. The Company manages exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is managed to provide liquidity anticipated to be needed within a short-term. The Company’s risk management policy allows the use of specified financial instruments for hedging purposes and precludes speculation on interest rates or foreign currency rates. The Company does not consider any current risk management activities to be material to the consolidated financial statements presented.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achievement of their control objectives. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

As of the end of the period covered by this report, the Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s management concluded that certain of the previously identified material weaknesses in internal controls related to preparation of financial statements, as disclosed in its Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2009, still exist as of September 30, 2010, and the Company’s disclosure controls and procedures remain ineffective.

Remediation Plan and Status

The Company’s management is actively committed to and engaged in the implementation and execution of remediation efforts to resolve the material weaknesses previously identified; as well as to proactively manage any other identified areas of risk. The remediation efforts are intended to address the identified material weaknesses and to enhance the Company’s overall financial control environment. The remediation steps taken are described in the Company’s Form 10-Q filings for the quarters ended March 31 and June 30, 2010, and included strengthening management oversight, adding additional accounting personnel, and strengthening and standardizing the monthly financial close process. The in-process remediation efforts with respect to standardizing the monthly financial close process have not yet been fully completed and tested.

The Company’s executive management team and Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2010, the Company continued implementation and execution of the remedial measures described above in order to enhance the effectiveness the Company’s overall financial control environment.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Class Action Litigation

A class action suit was commenced in August 2009 in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock between May 2007 and January 2008, seeking to pursue remedies under the Securities Exchange Act of 1934. The complaint alleged that, throughout the time period indicated, the Company made misrepresentations and failed to disclose material adverse facts about its true financial condition, business and prospects. On September 29, 2010, the United Stated District Court dismissed this class action suit, finding that the plaintiffs failed to allege sufficient facts to state a claim under applicable federal securities laws. The plaintiffs did not file an appeal within the time period required, and absent a showing of good cause by the plaintiffs for failure to file this appeal, the time period for appeal of this dismissal has expired.

On September 17, 2010, an individual claiming to be a shareholder of the Company filed a purported shareholder derivative petition in State District Court in Harris County, Texas. The petition names the Company as a nominal defendant and certain of the Company’s current and former officers, certain of the Company’s former directors and four of the Company’s current directors as defendants. The suit asserts claims for breach of fiduciary duty and other violations of law, and seeks contribution and indemnification against the individual defendants. The factual allegations in the derivative petition are similar to the factual allegations in the class action suit that was dismissed by the Federal Court on September 29, 2010, and include allegations regarding the company’s internal controls. On November 5, 2010, the plaintiff filed a motion with the Court asking that the case be dismissed without prejudice. The Company believes that it is likely that the motion to dismiss the case will be granted by the Court. If dismissed pursuant to this motion, there would be no legal bar to the case being refiled at a later time.

Other Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors

This document, the Company’s other filings with the SEC, and other materials released to the public contain “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995. See “Special Note About Forward-Looking Statements” included in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements may discuss the Company’s prospects, expected revenue, expenses and profits, strategies for operations and other subjects, including conditions in the oilfield service and oil and natural gas industries and in the United States and international economy in general.

Forward-looking statements are based on assumptions that the Company believes to be reasonable, but that may not prove to be accurate. All forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties, including the risk factors included in the Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 should be considered, as well as those discussed below.

Risks Related to the Company’s Business

The Company has not had profitable operations during 2009 and the first three quarters of 2010, and may not be profitable in 2010.

The Company experienced net losses during the last two fiscal years and the first three quarters of 2010. There can be no assurance that the Company will be able to successfully execute the plan of operations for 2010, or that even successful execution of the plan will result in profitable operations in 2010.

If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies effectively.

The Company depends on the continued service of the Executive Vice President of Finance and Strategic Planning, and the Executive Vice President of Operations, Business Development and Special Projects, who possess significant expertise and knowledge of the Company’s business and industry. Further, the President serves as Chairman of the Board of Directors. The Company does not carry key man life insurance on any executives. The Company has entered into employment agreements with the Executive Vice President of Finance and Strategic Planning and the Executive Vice President of Operations, Business Development and Special Projects. Any loss or interruption of the services of other key members of management could significantly reduce the Company’s ability to effectively manage operations and to implement the Company’s strategic business plan. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.

Failure to file timely, accurate reports with the SEC could have an adverse effect on the trading price of the Company’s common stock and on the Company’s ability to raise capital in the capital markets.

The Company did not timely file the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009, September 30, 2009 and March 31, 2010. The Company filed requests for extensions of time to file these reports and subsequently filed Form 10-Qs within the extension period. A failure to file reports timely with the SEC could result in an inability to file registration statements using any registration form other than Form S-1, which is more time consuming and costly to prepare. This limitation, if realized, could hamper the Company’s ability to raise capital in the financial markets. Additionally, the late filing of reports with the SEC would result in a technical default of the Company’s various debt obligations.

The Company amended the Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2009 to restate the financial statements for the reclassification of warrants from stockholders’ equity to warrant liability and to record associated changes in the fair value of the warrant liability in the statement of operations.

Risks Related to the Company’s Securities

Future issuances of additional shares of common stock could cause dilution of ownership interests and adversely affect the Company’s stock price.

The Company may, in the future, issue previously authorized and unissued shares of common stock, resulting in the dilution of the ownership interests of current stockholders. The Company is currently authorized to issue 80,000,000 shares of common stock, of which 31,763,792 were issued as of September 30, 2010. Additional shares are subject to future issuance through the exercise of options previously granted under various equity compensation plans or through the exercise of options that are still available for future grant. The potential issuance of additional shares of common stock, whether directly or pursuant to any conversion right associated with the convertible senior notes and convertible preferred stock or other convertible securities of the Company, may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock for raising capital or other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

In August 2009, the Company sold convertible preferred stock with detachable warrants to purchase additional shares of the Company’s common stock. Holders of the convertible preferred stock may convert their preferred shares into shares of common stock at any time, and the Company may automatically convert the preferred shares into common shares if certain conditions relating to the closing price of common stock are met after February 12, 2010. All warrants were exercisable as of November 9, 2009. During the nine months ended September 30, 2010, 1,295,648 and 300,454 shares of common stock were issued for conversion of preferred stock and exercise of warrants, respectively. At September 30, 2010, outstanding convertible preferred stock and warrants have the right to acquire a total of 15,136,611 shares of the Company’s common stock.

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

The Company’s ability to use net operating loss carryforwards and tax attribute carryforwards to offset future taxable income may be limited as a result of transactions involving the Company’s common stock.

In general, under section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on the Company’s ability to utilize pre-change net operating losses, or NOLs, and certain other tax attributes to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit the Company’s ability to utilize NOLs and tax attribute carryforwards for taxable years including or following such “ownership change.” It is possible that transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period, could result in an “ownership change.” Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require the Company to pay U.S. federal income taxes earlier than would otherwise be required if such limitations were not in effect and could cause such NOLs and tax attributes to expire unused, in each case reducing or eliminating the benefit of such NOLs and tax attributes. Similar rules and limitations may apply for state income tax purposes.

Disclaimer of Obligation to Update

Except as required by applicable law or regulation, the Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Shares of Common Stock

On September 30, 2010, the Company issued shares of its common stock as set forth below pursuant to the Amended and Restated Credit Agreement dated as of March 31, 2010, among the Company, Whitebox Advisors LLC and certain lenders named therein:

Name of Lender	Number of Shares
Whitebox Hedged High Yield Partners, LP	77,089
IAM Mini-Fund 14 Limited	19,769
Pandora Select Partners, LP	35,419
Whitebox Special Opportunities Fund, LP - Series B	10,413
Whitebox Combined Partners, LP	225,863
Whitebox Convertible Arbitrage Partners, LP	86,859
Whitebox Intermarket Partners, LP	10,351
ECF Value Fund, L.P.	74,220
ECF Value Fund II, L.P.	46,313
ECF Value Fund International, Ltd.	24,818

Total	611,114

The issuances of shares were exempt from registration pursuant to Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as such issuances were made exclusively to accredited investors in transactions not involving a public offering. The shares of common stock were issued at an effective price of $1.21 per share, or 90% of the volume-weighted average price of the Company’s common stock for the 10 consecutive trading days ending on March 29, 2010.

The Company issued its shares of common stock as partial payment of the six-month commitment fee payment due under the Amended and Restated Credit Agreement. The Company did not receive any proceeds from the September 30, 2010 issuance of shares. However, the Company received net proceeds of approximately $6.1 million in connection with the execution of the Amended and Restated Credit Agreement on March 31, 2010, and used such proceeds for general corporate purposes.

Issuer Receipt of Equity Securities

During the three months ended September 30, 2010, the Company received 96,294 shares of its common stock that were surrendered as payment for common shares upon the exercise of stock options.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	—	$—	—	—
August 1, 2010 to August 31, 2010	—	—	—	—
September 1, 2010 to September 30, 2010	96,294	1.15	—	—

Total	96,294	$1.15	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to Flotek Industries, Inc.’s Definitive Proxy Statement filed on July 13, 2010).

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
President

Date: November 10, 2010

By:	/S/ JESSE E. NEYMAN
Jesse E. Neyman
Executive Vice President, Finance and Strategic Planning

Date: November 10, 2010