Form 10-K
period 2010-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2011-03-16
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 1-13270

FLOTEK INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2930 W. Sam Houston Parkway N. #300 Houston, TX	77043
(Address of principal executive offices)	(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange, Inc.
5.25% Convertible Senior Notes	New York Stock Exchange, Inc.
Due 2028 and guarantees
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
NONE
Indicate by check mark if			YES	NO
• the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
• if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

•

whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

•

whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

•

if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

•

whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing market price on the New York Stock Exchange Composite Tape on June 30, 2010) was $35,619,237.

At March 7, 2011, there were 43,034,446 outstanding shares of the registrant’s common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2011 Annual Meeting of Stockholders.

Back to Contents

PART I	1
ITEM 1	Business	1
ITEM 1A	Risk Factors	5
ITEM 1B	Unresolved Staff Comments	14
ITEM 2	Properties	14
ITEM 3	Legal Proceedings	15
ITEM 4	(Removed and Reserved)	15
PART II	16
ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
ITEM 6	Selected Financial Data	18
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 8	Financial Statements and Supplementary Data	32
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	58
ITEM 9A	Controls and Procedures	58
ITEM 9B	Other Information	59
PART III	61
ITEM 10	Directors, Executive Officers and Corporate Governance	61
ITEM 11	Executive Compensation	61
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	61
ITEM 14	Principal Accounting Fees and Services	61
PART IV	62
ITEM 15	Exhibits and Financial Statement Schedules	62
Signatures	65

Back to Contents

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”), and in particular, Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. The forward-looking statements contained in this Annual Report are based upon information available as of the date of this Annual Report. The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions and not to be considered as guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A- “Risk Factors” in this Annual Report and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”).

The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

Back to Contents

PART I

ITEM 1  Business

General

Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified global supplier of drilling and production related products and services. The Company’s strategic focus, and that of all wholly owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. In December 2007, the Company’s common stock began trading on the New York Stock Exchange (the “NYSE”) under the stock ticker symbol “FTK.” Annual reports on Form 10-K, quarterly reports on Form 10Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (“the Exchange Act”) are posted to the Company’s website, www.flotekind.com as soon as practicable subsequent to electronically filing or furnishing to the SEC. Information contained on the Company’s website is not to be considered as part of any regulatory filing. As used herein, “Flotek,” the “Company,” “we,” “our” and “us” refers to Flotek Industries, Inc. and/or the Company’s wholly owned subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationship.

Historical Developments

The Company incorporated in the Province of British Columbia on May 17, 1985. On October 23, 2001, the Company moved the corporate domicile to the state of Delaware and culminated a reverse stock split of 120 to 1. Effective October 31, 2001, the Company completed a reverse merger with CESI Chemical, Inc. (“CESI”). Since that date, the Company has grown through a series of acquisitions and organic growth.

Description of Operations

The Company has three strategic business segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. Each segment offers competitive products and services derived from patented technological advances that are reactive to industry demands in both domestic and international markets.

Financial information regarding operational segments and geographic concentration is provided within this Annual Report. See Part II, Item 8-“Financial Statements and Supplementary Data.” and Note 17- Segment Information in the Notes to Consolidated Financial Statements for additional information.

Chemicals and Logistics

The Chemicals business provides oil and natural gas field specialty chemicals for use in drilling, cementing, stimulation and production activities designed to maximize recovery within both new and mature fields. The Company’s specialty chemicals possess enhanced performance characteristics and are manufactured to withstand a broad range of down-hole pressures, temperatures and other well-specific conditions and compliant with customer specifications. The Company has two operational laboratories: 1) a technical services laboratory and 2) a research and development laboratory. Each focuses on design improvements, development and viability testing of new chemical formulations; as well as continued enhancement of existing products. CESI branded micro-emulsions are patented both domestically and internationally and are proven strategically cost effective alternatives within both oil and natural gas markets. The Company’s micro-emulsions are environmentally friendly stable mixtures of oil, water and surface active agents that form complex nano-fluids which organize molecules into nanostructures. The combined advantage of solvents, surface active agent(s) and drilling structures result in increased well treatment results as compared to the independent use of solvents and surface active agent(s). CESI’s micro-emulsions are composed of renewable, plant derived, cleaning ingredients and oils that are certified as biodegradable. Certain micro-emulsions have been approved for use in the North Sea which has some of the most stringent oil field environmental standards in the world. The Company’s micro-emulsions have benefited both operational and financial results in low permeability sand and shale reservoirs.

FLOTEK INDUSTRIES, INC. – Form 10-K – 1

Back to Contents

The logistics business designs, operates and manages automated bulk material handling and loading facilities. The bulk facilities handle oilfield products, including sand and other materials for well-fracturing operations, dry cement and additives for oil and natural gas well cementing, and supply materials used in oilfield operations.

Drilling Products

The Company is a leading provider of down-hole drilling tools for use in oilfield, mining, water-well and industrial drilling activities. Further, the Company manufactures, sells, rents and inspects specialized equipment used in drilling, completion, production and workover activities. Through internal growth initiatives, operational best practices and acquisitions, the Company has realized increased rental tool activity and broadened its geographic scope of operations. Established tool rental operations are strategically located throughout the United States (the “US”) and in an increasing number of international markets. Rental tools include stabilizers, drill collars, reamers, wipers, jars, shock subs, wireless survey, measurement while drilling (“MWD”) tools and mud-motors. Equipment sold primarily includes mining equipment, centralizers and drill bits. The Company remains focused on product marketing in the Southeast, Northeast, Mid-Continent and Rocky Mountain regions of the US, as well as on international sales expansion using third party agents and employees.

Artificial Lift

The Company provides pumping system components, electric submersible pumps (“ESP’s”), gas separators, production valves and complementary services. Artificial Lift products satisfy the requirements of coal bed methane and traditional oil and natural gas production and assist natural gas, oil and other fluids movement from the producing horizon to the surface. Artificial Lift products employ proprietary technologies instrumental to improved well performance. Patented Petrovalve products optimize pumping efficiency in horizontal completions as well as heavy oil wells and wells with high liquid to gas ratios. Petrovalve products placed horizontally increase flow per stroke, and eliminate gas locking of traditional ball and seat valves that require more maintenance. The patented gas separation technology is particularly effective in coal bed methane production, efficiently separating gas and water down-hole as well as ensuring solution gas is not lost in water production. Gas separated down-hole, contributes to a reduction in the environmental impact of escaped gas at the surface. The majority of Artificial Lift products are manufactured in China, assembled domestically and distributed globally.

Seasonality

Overall, operations are not affected by seasonality. While certain working capital components build and recede throughout the year in conjunction with established selling cycles that can impact operations and financial position, the Company does not consider operations to be highly seasonal. The performance, of certain services within each of the Company’s segments however, is susceptible to both weather and naturally occurring phenomena, including:

•

severity and duration of winter temperatures in North America that impact natural gas storage levels and drilling activity;

•

timing and duration of Canadian spring thaw and resulting road restrictions that impacts activity levels; and

•

timing and impact of hurricanes upon both coastal and offshore operations.

Artificial Lift results of operations are historically weakest in the second quarter of the calendar year due to Federal land drilling restrictions during identified breeding seasons of protected bird species.

Product Demand and Marketing

Demand for the Company’s products and services is reactive to the level of natural gas storage and production, oil and natural gas well drilling, and corresponding work-over activity, both domestically and internationally. Products are marketed directly to customers through contractual agency agreements and employees. Established customer relationships provide repeat sales opportunities within all segments. Marketing is currently concentrated within the US. Internationally the Company primarily operates using third party agents in Canada, Mexico, Central America, South America, the Middle East, and Asia.

Customers

The Company’s customer base includes major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned oil companies. One customer and its affiliates accounted for 12%, 17% and 20% of the Company’s consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s top three customers together accounted for 18%, 22% and 26% of consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

FLOTEK INDUSTRIES, INC. – Form 10-K – 2

Back to Contents

Research and Development

The Company is engaged in research and development activities focused on the improvement of existing products and services, the design of specialized “customer need” products and the development of new products, processes and services. For the years ended December 31, 2010, 2009 and 2008 the Company incurred $1.4 million, $2.1 million and $1.9 million in research and development expenses, respectively. In 2010, research and development expenditures approximated 1% of consolidated revenue. The Company intends to maintain research and development investment at levels consistent with 2010 expenditures.

Backlog

Due to the nature of the Company’s contractual customer relationships and operational management, the Company has historically not had significant backlog order activity.

Intellectual Property

The Company’s policy is to ensure patent protection, both within and outside of the US, for all products and methods deemed to have commercial significance and qualify for patent protection. The decision to pursue patent protection is dependent upon whether patent protection can be obtained, cost-effectiveness and alignment with commercial interests. The Company believes patents and trademarks, combined with trade secrets, proprietary designs, manufacturing and operational expertise, are appropriate to protect intellectual property and ensure continued strategic business operations. The Company currently has patents pending on production valve design, casing centralizer design, ProSeries tool design and trade secrets. Existing patents expire at various dates during 2022 and 2023.

Competition

The ability to compete in the oilfield services industry is dependent upon the Company’s ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in all segments are impacted by current and expected commodity prices, vertical and horizontal drilling rig count, other oil and natural gas drilling activity, production levels and customer drilling and production designated capital spending. Domestic and international regions in which Flotek operates are highly competitive. The competitive environment has recently intensified due to mergers among oil and gas companies and the reduction in the number of available customers. The 2009 global economic downturn and corresponding commodity price fluctuations caused the market for the Company’s services, and that of competitors to decline. Certain competing oil and natural gas service companies are larger than Flotek and have access to more resources. These competitors could be better situated to withstand industry downturns, compete on the basis of price and acquire and develop new equipment and technologies; all of which, could affect the Company’s revenue and profitability. Oil and natural gas service companies also compete for customers and strategic business opportunities. Thus, competition could have a detrimental impact upon the Company’s business. The Company expects that competition for contracts and margins will continue to be intense in the foreseeable future.

Raw Materials

Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities however could be adversely affected by extreme weather conditions. Additionally, certain raw materials used by the Chemicals segments are available from limited sources. Disruptions to suppliers could materially impact sales. The prices paid for raw materials are contingent on energy, steel and other commodity price fluctuations; tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. During 2010, the price of many raw materials increased and additional increases are anticipated in 2011. Higher prices combined with lower availability of chemicals, steel and other raw materials could adversely impact future sales and contract fulfillments.

The Drilling and Artificial Lift segments purchase raw materials and steel on the open market from numerous suppliers. When able, the Company uses multiple suppliers, both domestically and internationally, for all raw materials purchases.

The Drilling segment maintains a three to six month supply of mud-motor inventory parts sourced from China as well as an equivalent amount of parts necessary to meet forecast demand within Artificial Lift operations. The Company’s inventory position approximates the lead time required to secure parts to avoid disruption of service to customers.

FLOTEK INDUSTRIES, INC. – Form 10-K – 3

Back to Contents

Government Regulations

The Company is subject to federal, state and local environmental, occupational safety and health laws and regulations within the US and other countries in which the Company does business. The Company strives to ensure full compliance with all regulatory requirements and is unaware of any material instances of noncompliance. In the US, compliance laws and regulations include, among others:

•

the Comprehensive Environmental Response, Compensation and Liability Act;

•

the Resource Conservation and Recovery Act;

•

the Clean Air Act;

•

the Federal Water Pollution Control Act; and

•

the Toxic Substances Control Act.

In addition to US federal laws and regulations, the Company does business in other countries with extensive environmental, legal, and regulatory requirements by which the Company must abide. The Company evaluates the environmental impact of all Company actions and attempts to quantify the price of contaminated property in order to identify and avoid liability, as well as maintain compliance with regulatory requirements. Several of Chemicals products are considered hazardous or flammable. In the event of a leak or spill in association with Company operations, the Company is exposed to risk of material cost, net of insurance proceeds, to remediate any contamination. The Company is occasionally involved in environmental litigation and claims, including remediation of properties owned or operated. The Company does not expect costs related to known remediation requirements to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Employees

At December 31, 2010, the Company had approximately 312 employees, exclusive of existing worldwide agency relationships. No company employee is covered by collective bargaining agreement and labor relations are generally positive. Certain international location changes in staffing or work arrangements are contingent upon local work councils or other regulatory approval.

Available Information

The Company’s website is accessible at https://www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see “Investor Relations” section on the Company’s website), as soon as reasonably practicable subsequent to the Company electronically filing or otherwise providing reports to the SEC. Corporate governance materials, guidelines, charter and code of conduct are also available on the website. A copy of corporate governance materials is available upon written request to the Company.

All material filed with the SEC’s “Public Reference Room” at 100 F Street NE, Washington, DC 20549 is available to be read or copied. Information regarding the “Public Reference Room” can be obtained by contacting the SEC at 1-800-SEC-0330. Further, the SEC maintains the www.sec.gov website, which contains reports and other registrant information filed electronically with the SEC.

The 2010 Annual Chief Executive Officer Certification required by the NYSE was submitted on September 8, 2010. The certification was not qualified in any respect. Additionally, the Company has filed with this Annual Report principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for Flotek’s 2011 Annual Meeting of Stockholders.

The Company has disclosed and will continue to disclose any changes or amendments to Flotek’s code of ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website.

FLOTEK INDUSTRIES, INC. – Form 10-K – 4

Back to Contents

ITEM 1A  Risk Factors

The Company’s business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties could cause actual results to vary materially from current or forecast results. The risks below are not all-inclusive of risks that could impact the Company. Additional risks, not currently known to the Company, or that the Company presently considers immaterial could impact the Company’s business operations.

This Annual Report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements discuss Company prospects, expected revenue, expenses and profits, strategic initiatives for operations and other activity. Forward-looking statements also contain suppositions regarding future conditions in the oil and natural gas industry within both domestic and international economies. The Company’s results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including risks described below and elsewhere. See “Forward-Looking Statements” at the beginning of this Annual Report.

Risks Related to the Company’s Business

The Company did not have profitable operations during 2010 and may not be profitable in 2011.

The Company experienced net losses during the last three calendar years, including net losses in each of the four quarters of 2010. The Company can provide no assurance that the 2011 operational plan (the “2011 Plan”), will be executed successfully and that even if successful in execution the Company will be profitable in 2011.

Demand for a majority of Company products and services is substantially dependent on the levels of expenditures within the oil and natural gas industry. If current global economic conditions and the availability of credit worsen or oil and natural gas prices materially weaken for an extended period of time, possible reductions in customers’ levels of expenditures could have a significant adverse effect on revenue, margins and overall operating results.

The current global credit and economic environment has tempered worldwide demand for energy. Crude oil and natural gas prices have continued to be volatile. A substantial or extended decline in oil or natural gas prices could affect customers’ spending for products and services. Demand for the majority of the Company’s services is dependent upon the level of expenditures within the oil and gas industry for exploration, development and production of crude oil and natural gas reserves. Expenditures are sensitive to oil and natural gas prices, as well as the industry’s outlook regarding future oil and natural gas prices. Reduced demand for Company products and services exerted downward pressure on prices charged in 2009. Limited recovery occurred in 2010. If economic conditions do not continue to improve or weaken from current levels, additional reductions in customer exploration and production expenditures could result, causing reduced demand for Company products and services and a significant adverse effect on the Company’s operating results. It is difficult to predict the pace of the current recovery, whether the economy will worsen, and to what extent this could affect the Company.

Reduced cash flow of some of the Company’s customers as a result of depressed commodity prices, reduced the availability of credit and increased the cost of borrowing due to tight credit markets. Reduced cash flow and capital availability could adversely impact the financial condition of the Company’s customers, which could result in customer project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company, that could result in a negative impact on the Company’s results of operations and cash flows.

If certain of the Company’s suppliers were to experience significant cash flow constraints or become insolvent as a result of such conditions, a reduction or interruption in supplies or a significant increase in the price of supplies could occur, and adversely impact the Company’s results of operations and cash flows.

The price for oil and natural gas is subject to a variety of factors, including:

•

demand for energy reactive to worldwide population growth, economic development and general economic and business conditions;

•

ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels;

•

production of oil and natural gas by non-OPEC countries;

•

availability and quantity of natural gas storage;

•

import volume and pricing of Liquefied Natural Gas;

•

pipeline capacity to critical markets;

•

political and economic uncertainty and socio-political unrest;

•

cost of exploration, production and transport of oil and natural gas;

•

technological advances impacting energy consumption; and

•

weather conditions.

The Company’s business is dependent upon domestic spending within the oil and natural gas industry. Spending could be adversely affected by industry conditions or by new or increased governmental regulations beyond the Company’s control.

The Company is dependent upon customers’ willingness to make operating and capital expenditures for exploration, development and production of oil and natural gas in both the US and abroad. Customers’ expectations of future oil and natural gas market prices could curtail spending thereby reducing demand for the Company’s products and services. Industry conditions in the US are influenced by numerous factors over which the Company has no control, including the supply of and demand for oil and natural gas, domestic and international economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of oil and natural gas prices and the consequential effect on exploration and production activity could adversely impact the level of activity engaged in by the Company’s customers. One indicator of drilling and production activity spending is rig count which the company actively monitors to gauge market conditions. A reduction in drilling activity could cause a decline in the demand for, or negatively affect the price of, the Company’s products and services. Domestic demand for oil and natural gas could also be uniquely affected by public attitude regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels, taxation of oil and gas, perception of “excess profits” of oil and gas companies, and anticipated change in governmental regulations and policy.

FLOTEK INDUSTRIES, INC. – Form 10-K – 5

Back to Contents

The senior credit facility contains certain covenants that could limit the Company’s flexibility and prevent the Company from taking certain actions, which could adversely affect the ability to initiate certain business strategies.

The senior credit facility, as amended, includes a number of restrictive covenants. These covenants could adversely affect the Company’s ability to plan for or react to market conditions, meet capital needs and execute business strategies. The senior credit facility covenants, among other things, limit the Company’s ability, without the consent of the lender, to:

•

incur certain types and amounts of additional debt;

•

consolidate, merge, sell assets or materially change the nature of the Company’s business;

•

pay dividends on capital stock or make restricted payments;

•

make voluntary prepayments, or materially amend the terms of subordinated debt;

•

enter into disallowed types of transactions with affiliates;

•

make disallowed investments;

•

exceed quantified level of capital expenditures; and

•

incur certain liens.

These covenants may restrict the Company’s operating and financial flexibility as well as limit the Company’s ability to react in a timely manner to changes in business or competitive circumstances. Covenant noncompliance could result in default of the senior credit facility. Upon such default, the Company’s senior credit facility lenders could declare all amounts borrowed and due to them, inclusive of all accrued and unpaid interest, due and payable. As a result, the Company or one or more of its subsidiaries could be forced into liquidation or bankruptcy. Any of the foregoing circumstances could restrict the Company’s ability to execute strategic business initiatives. Any default or acceleration of the Company’s senior credit facility could result in a default of the Company’s convertible senior notes.

The Company’s future success and profitability may be adversely affected if the Company or the Company’s suppliers fail to develop and/or introduce new and innovative products and services.

The oil and natural gas drilling industry is characterized by technological advancements that have historically resulted in, and will likely continue to result in, substantial improvements in the scope and quality of oilfield chemicals, drilling and artificial lift products and services function and performance. Consequently, the Company’s future success is dependent, in part, upon the Company’s and the Company’s suppliers’ continued ability to timely develop innovative products and services. Increasingly sophisticated customer needs and the ability to timely anticipate and respond to technological and industrial advances in the oil and natural gas drilling industry is critical. If the Company or the Company’s suppliers fail to successfully develop and introduce innovative products and services that appeal to customers, or if new market entrants or competitors develop superior products and services, the Company’s revenue and profitability could suffer.

The Company intends to pursue strategic acquisitions, which could have an adverse impact on the Company’s business.

The Company remains committed to growth through strategic acquisitions and alliances with complementary businesses. The Company’s historical and potential acquisitions involve risks that could adversely affect the Company’s business climate and results of operations. Negotiations of potential acquisitions or integration of newly acquired businesses could divert management’s attention from other business concerns as well as be cost prohibitive and time consuming. Acquisitions could also expose the Company to unforeseen liabilities or risks associated with new markets or businesses. Unforeseen operational difficulties related to acquisitions could result in diminished financial performance or require a disproportionate amount of the Company’s management’s attention and resources. Additional acquisitions could result in the commitment of capital resources without the realization of anticipated returns. The Company’s current credit agreement limits the Company’s ability to access additional borrowings under the senior credit facility and from other sources.

If the Company does not manage the potential difficulties associated with expansion successfully, the Company’s operating results could be adversely affected.

The Company has grown over the last several years through internal growth, strategic business/asset acquisitions and strategic alliances. The Company believes future success will depend, in part, on the Company’s ability to adapt to market opportunities and changes and to successfully integrate operations of businesses the Company acquires. The following factors could generate business difficulties going forward:

•

lack of experienced management personnel;

•

increased administrative burdens;

•

customer retention;

•

technological obsolescence; and

•

infrastructure, technological, communication and logistical issues associated with large, expansive operations.

FLOTEK INDUSTRIES, INC. – Form 10-K – 6

Back to Contents

If the Company fails to manage potential difficulties successfully, including increased costs associated with growth, the Company’s operating results could be adversely affected.

The Company’s ability to grow and compete could be adversely affected if adequate capital is not available.

The ability of the Company to grow and compete is reliant on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows from operations and the availability of equity and debt financing. The Company cannot guarantee cash flows from operations will be sufficient, or that the Company will continue to be able to obtain equity or debt financing on acceptable terms, or at all, in order to realize growth strategies. The Company’s senior credit facility restricts the Company’s ability to incur additional indebtedness, including borrowings to fund future acquisitions, a key component of growth strategies. As a result, the Company cannot assure adequate capital will be available to finance strategic growth plans, to take advantage of business opportunities or to respond to competitive pressures, any of which could harm the Company’s business.

The Company’s current insurance policies may not adequately protect the Company’s business from all potential risks.

The Company’s operations are subject to risks inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, severe weather, oil and chemical spills and other hazards. These conditions can result in personal injury or loss of life, damage to property, equipment and environment, as well as suspension of customer’s oil and gas operations. Litigation arising from any catastrophic occurrence where the Company’s equipment, products or services are being used could result in the Company being named as a defendant in lawsuits asserting large claims. The Company maintains insurance coverage that it believes is customary to the industry to mitigate liabilities associated with these hazards. The Company does not, however, have insurance against all foreseeable risks, either because insurance is not available or is cost prohibitive. Further, the Company may not have the financial wherewithal to maintain adequate insurance coverage in the future. Consequently, losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to complex foreign, federal, state and local environmental, health and safety laws and regulations, which expose the Company to liabilities that could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s operations are subject to foreign, federal, state and local laws and regulations relating to, among other things, the protection of natural resources, injury, health and safety considerations, waste management and transportation of waste and other hazardous materials. The Company’s Chemicals segment exposes the company to risks of environmental liability that could result in fines, penalties, remediation, property damage and personal injury liability. In order to remain compliant with laws and regulations, the Company maintains permits, authorizations and certificates as required from regulatory authorities. Sanctions for noncompliance with such laws and regulations could include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders.

The Company could incur substantial costs to ensure compliance with existing laws and regulations. Laws protecting the environment have generally become more stringent and are expected to continue to do so, which could result in material expenses associated with future environmental compliance and remediation. The Company’s costs of compliance could also increase if existing laws and regulations are amended or reinterpreted. Such amendments or reinterpretations of existing laws or regulations or the adoption of new laws or regulations could curtail exploratory or developmental drilling for and production of oil and natural gas which, in turn, could limit demand for the Company’s products and services. Some environmental laws and regulations may also impose joint and strict liability, meaning that in certain situations the Company could be exposed to liability as a result of Company conduct that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Remediation expense and other damages arising as a result of such laws and regulations could be substantial and have a material adverse effect on the Company’s financial condition and results of operations.

Material levels of the Company’s revenue are derived from customers engaged in hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to flow more easily through the rock pores to a production well. Bills pending in the US House and Senate have asserted that chemicals used in the fracturing process adversely affect drinking water supplies. The proposed legislation could require the reporting and public disclosure of currently proprietary chemical formulas used in the fracturing process. Legislation, if adopted, could establish an additional level of regulation at the federal level that could result in operational delays and increased operating costs. The adoption of any future federal or state laws or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could increase the difficulty of natural gas and oil well production and could have an adverse impact on the Company’s future results of operations, liquidity and financial condition.

Regulation of greenhouse gases and climate change could have a negative impact on the Company’s business.

Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases”, including carbon dioxide and methane, may be contributory to the warming of the Earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing worldwide attention. Legislative and regulatory measures to address greenhouse gas emissions are in various phases of discussions or implementation at international, national, regional and state levels.

In 2005, the Kyoto Protocol (the “Protocol”) to the 1992 United Nations Framework Convention on Climate Change, which established emission targets for greenhouse gases, became binding on those countries that had ratified the Protocol. In the US, federal legislation imposing restrictions on greenhouse gases is currently under consideration. Proposed legislation has been introduced that would establish an economy-wide cap on emissions of greenhouse gases and would require most sources of greenhouse gas emissions to obtain greenhouse gas emission “allowances” corresponding to annual emissions. In addition, the Environmental Protection Agency (the “EPA”) is taking steps that would result in the regulation of greenhouse gases as pollutants under the Clean Air Act. To date, the EPA has issued (i) a “Mandatory Reporting of Greenhouse Gases” final rule, effective December 29, 2009, which requires operators of stationary sources in the US emitting more than established annual thresholds of carbon dioxide-equivalent greenhouse gases to inventory and report greenhouse gas emissions annually; and (ii) an “Endangerment Finding” final rule, effective January 14, 2010, which states that current and projected concentrations of six identified greenhouse gases in the atmosphere, as well as emissions from new motor vehicles and new motor vehicle engines threaten public health and welfare. Final greenhouse gas standards could reduce the demand for motor fuels refined from crude oil. According to the EPA, the final greenhouse gas standards will trigger construction and operating permit requirements for large stationary sources. Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including energy conservation or alternative energy incentives, could have a negative impact on the Company’s operations if, as a result, there is a reduction in worldwide demand for oil and natural gas or global economic activity. Other results could be increased compliance costs and additional operating restrictions, each of which would have a negative impact on the Company’s operations. Lastly, the Company’s operations could be negatively impacted by related physical changes or changes in weather patterns.

FLOTEK INDUSTRIES, INC. – Form 10-K – 7

Back to Contents

If the Company is unable to adequately protect its intellectual property rights or is found to infringe upon the intellectual property rights of others the Company’s business is likely to be adversely affected.

The Company relies on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect the Company’s intellectual property rights. Although the Company believes that existing measures are reasonably adequate to protect intellectual property rights there is no assurance that the measures taken will prevent misappropriation of proprietary information, provide the Company with a competitive advantage, or dissuade others from independent development of similar products or services. Moreover, there is no assurance that the Company will be able to prevent competitors from copying, reverse engineering or otherwise obtaining and using the Company’s technology, proprietary rights or products. The Company has not sought foreign protection corresponding to all US intellectual property rights. Consequently, the Company may not be able to enforce intellectual property rights outside of the US. Furthermore, the laws of certain countries in which the Company’s products are manufactured or marketed may not protect the Company’s proprietary rights to the same extent as the laws of the US. Finally, parties may challenge, invalidate or circumvent the Company’s patents, trademarks, copyrights and trade secrets. In each case, the Company’s ability to compete could be significantly impaired.

A portion of the Company’s products are without patent protection. The issuance of a patent does not guarantee validity or enforceability, accordingly, Company patents may not be valid or enforceable against third parties. The issuance of a patent does not guarantee that the Company has the right to use the patented invention. Third parties may have blocking patents that could be used to prevent the Company from marketing the Company’s own patented products and utilizing the patented technology.

The Company is exposed to allegations of patent and other intellectual property infringement. Furthermore, the Company could become involved in costly litigation or proceedings regarding patents or other intellectual property rights. If any such claims are asserted against the Company, the Company could seek to obtain a license under the third party’s intellectual property rights in order to mitigate exposure. In the event the Company cannot obtain a license, affected parties could file lawsuits against the Company seeking damages (including treble damages), or an injunction against the sale of the Company’s products allegedly incorporating infringed intellectual property or the operation of the Company’s business as certain conducted which would result in the Company having to cease the sale of some products, increase the cost of selling products, or result in damage to the Company’s reputation. The award of damages, including material royalty payments, or the entry of an injunction order against the manufacture and sale of any of the Company’s products, could have a material adverse effect on the Company’s results of operations and ability to compete.

The Company and the Company’s customers are subject to risks associated with doing business outside of the US including political risk, foreign exchange risk and other uncertainties.

Revenue from the sale of products to customers outside the US exceeded 13% of the Company’s total 2010 annual revenue. The Company and its customers are subject to risks inherent in doing business outside of the US, including:

•

governmental instability;

•

war and other international conflicts;

•

civil and labor disturbances;

•

requirements of local ownership;

•

partial or total expropriation or nationalization;

•

currency devaluation; and

•

foreign laws and policies, each of which may limit the movement of assets or funds or result in the deprivation of contract rights or appropriation of property without fair compensation.

Collections and recovery of rental tools from international customers and agents may also prove difficult due to inherent uncertainties of foreign law and judicial procedure. The Company could experience significant difficulty with collections or recovery due to the political or judicial climate in foreign countries in which it operates or in which the Company’s products are used.

The Company’s international operations must be compliant with the Foreign Corrupt Practices Act (the “FCPA”) and other applicable US laws, and the Company could become liable under these laws for actions taken by employees or agents. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the US periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The US government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries.

Although most of the Company’s international revenue is derived from transactions denominated in US dollars, the Company has conducted, and likely will continue to conduct, some business in currencies other than the US dollar. The Company currently does not hedge against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates. The Company has no control over and can provide no assurances that future laws and regulations will not materially impact the Company’s ability to conduct international business.

FLOTEK INDUSTRIES, INC. – Form 10-K – 8

Back to Contents

The loss of key customers could have a material adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.

The Company is dependent on a few key customers. During each of the years ended December 31, 2010, 2009 and 2008, over 18%, 22% and 26%, respectively, of the Company’s consolidated revenue was derived from three customers. The Company’s customer relationships are historically governed by purchase orders or other short-term contracts rather than long-term contracts. The loss of one or more of these key customers could have a material adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.

The loss of key suppliers, the Company’s inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have a material adverse effect on the Company’s ability to service customer’s needs and could result in a loss of customers.

Materials used in servicing and manufacturing operations as well as those purchased for sale are generally available on the open market and from multiple sources. Acquisition and transportation of these raw materials to the Company’s facilities however, can be impacted by extreme weather conditions. Certain raw materials used by the Chemicals segment are only available from limited sources and any disruptions to these suppliers could materially impact the Company’s sales. The prices the Company pays for raw materials could be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; phases of the general business cycle and global demand.

The Drilling and Artificial Lift segments purchase critical raw materials on the open market and, where able, from multiple suppliers, both domestically and internationally.

The Company maintains a three to six month supply of critical mud-motor inventory parts that the Company sources from China. This inventory stock position approximates the lead time required to secure these parts in order to avoid disruption of service to the Company’s customers. The Company’s inability to secure reasonably priced critical inventory parts in a timely manner could adversely affect the Company’s ability to service customers. The Company sources the vast majority of motor parts from a single supplier. As part of the 2011 business plan, the Company is actively working to identify and develop relationships with back-up parts suppliers. If unsuccessful in identifying and engaging back-up suppliers, the Company could be exposed to a disruption of key suppliers that could result in a loss of revenue or key customers. Additionally, if the customers were to seek or develop alternatives for the products or services the Company offers, the Company could suffer a decline in revenue and loss of key customers.

The Company currently does not hedge commodity prices. The Company may be unable to pass along price increases to its customers, which could result in a decline in revenue or operating profits.

The Company’s inability to develop new products or differentiate existing products could have a material adverse effect on the ability to be responsive to customer’s needs and could result in a loss of customers.

The Company’s ability to compete within the oilfield services business is dependent upon the ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in the Company’s operations are driven by current and forecast commodity prices, drilling rig count, oil and natural gas production levels, and customer capital spending for drilling and production. The regions in which the Company operates are highly competitive. The Company is also smaller than many other oil and natural gas service companies and has fewer resources as compared to these competitors. The larger competitors are better positioned to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect the Company’s revenue and profitability. The Company competes for both customers and acquisition opportunities. Competition could adversely affect on the Company’s operating profit. The Company believes that competition for products and services will continue to be intense in the foreseeable future.

If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.

The Company depends on the continued service of the President, the Executive Vice President of Finance and Strategic Planning, the Executive Vice President of Operations, Business Development and Special Projects and the Chief Accounting Officer, who possess significant expertise and knowledge of the Company’s business and industry. Further, the President serves as Chairman of the Board of Directors. The Company does not carry key man life insurance on any of these executives at December 31, 2010. The Company has entered into employment agreements with the President, the Executive Vice President of Finance and Strategic Planning, the Executive Vice President of Operations, Business Development and Special Projects and the Chief Accounting Officer. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock.

Effective internal controls are necessary for the Company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reports or effectively prevent fraud, the Company’s reputation and operating results could be harmed. If the Company is unable to maintain effective disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to provide reliable financial reports or prevent fraud, which, in turn could affect the operating results or cause the Company to fail to meet Company’s reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively effect the trading price of the Company’s common stock, limit the ability to access capital markets in the future and require the incurrence of additional costs to improve internal control systems and procedures.

FLOTEK INDUSTRIES, INC. – Form 10-K – 9

Back to Contents

The Company did not maintain an effective control environment during 2009 and consequently identified control deficiencies that constituted material deficiencies in connection with preparation of the Company’s 2009 financial statements. The Company has concluded that while certain previously identified material deficiencies related to internal controls have been remediated as of December 31, 2010 the material deficiencies still exist within the Company’s control environment, disclosure controls and procedures remain ineffective.

The Company has implemented on-going remediation and internal control improvement initiatives order to identify material weaknesses and to enhance the overall financial control environment. The Company’s management continues to be actively committed to and engaged in the implementation and execution of remediation efforts to identify and resolve any material weaknesses. The executive management team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. There can, however, be no assurance that the Company’s remediation efforts will be successful.

Failure to timely file accurate reports with the SEC could have an adverse effect on the trading price of the Company’s common stock and the ability to raise capital in the capital markets.

The Company did not file the March 31, 2010 Quarterly Report on Form 10-Q in a timely manner. The Company filed a request for an extension of time to file and subsequently filed the referenced Form 10-Q within the extension period. A failure to timely file SEC reports could result in the Company’s inability to file registration statements using any registration form other than Form S-1, which is more time consuming and costly to prepare. Filing limitations could also hamper the Company’s ability to raise capital in financial markets. Additionally, the late filing of reports with the SEC could result in a technical default of the Company’s various debt obligations. The Company restated the Financial Statements in the Annual Report on Form 10-K for the calendar year ended December 31, 2009 to reclassify warrants from stockholders’ equity to warrant liability and to recognize changes in the fair value of the a warrant liability in the statement of operations.

Risks Related to the Company’s Industry

Uncertainty regarding the pace of recovery from the recent recession could have an adverse effect on exploration and production activity and result in lower demand for the Company’s products and services.

Recent worldwide financial and credit crisis uncertainty has reduced the availability of liquidity and credit markets to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with pressure on worldwide equity markets could continue to impact the worldwide economic climate. Unrest in the Middle East may also impact demand for the Company’s products and services both domestically and internationally.

Demand for the Company’s products and services is dependent on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for the Company’s products and services is particularly sensitive to levels of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. One indication of drilling and production activity and spending is rig count, which the Company monitors to gauge market conditions. Any prolonged reduction in oil and natural gas prices or drop in rig count could depress current levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity could result in a corresponding decline in the demand for the Company’s oil and natural gas well products and services, which could have a material adverse effect on the Company’s revenue and profitability.

Continuation of the global credit crisis could have an adverse impact on the Company’s customers and on the Company’s dealings with lenders, insurers and financial institutions.

Events in global credit markets over the past several years have significantly impacted the availability of credit and associated financing costs for many of the Company’s customers. A significant portion of the Company’s customers finance drilling and production programs through third-party lenders. Lack of available credit or increased costs of borrowing could cause customers to reduce spending on drilling programs, thereby reducing demand and potentially resulting in lower prices for the Company’s products and services. Also, the credit and economic environment could significantly impact the financial condition of some customers over a prolonged period, leading to business disruptions and restricted ability to pay for the Company’s products and services. The Company’s forward-looking statements assume that the Company’s lenders, insurers and other financial institutions will be able to fulfill their obligations under various credit agreements, insurance policies and contracts. If any of the Company’s significant lenders, insurers and others are unable to perform under such agreements, and if the Company was unable to find suitable replacements at a reasonable cost, the Company’s results of operations, liquidity and cash flows could be adversely impacted.

FLOTEK INDUSTRIES, INC. – Form 10-K – 10

Back to Contents

A prolonged period of depressed oil and natural gas prices could result in reduced demand for the Company’s products and services and adversely affect the Company’s business, financial condition and results of operations.

The markets for oil and natural gas have historically been extremely volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending within targeted industries. The Company anticipates that current markets will continue to be volatile in the future. The demand for the Company’s products and services is, in large part, driven by current and anticipated oil and natural gas prices and the related general levels of production spending and drilling activity. In particular, depressed oil and natural gas prices could cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for the Company’s products and services and could result in lower prices for the Company’s products and services. A prolonged decline in oil or natural gas prices could adversely affect the Company’s business, financial condition and results of operations.

New and existing competitors within the Company’s industry could have an adverse effect on results of operations.

The oil and natural gas industry is highly competitive and fragmented. The Company’s principal competitors include numerous small companies capable of competing effectively in the Company’s markets on a local basis, as well as a number of large companies that possess substantially greater financial and other resources than does the Company. Larger competitors may be able to devote greater resources to developing, promoting and selling products and services. The Company may also face increased competition due to the entry of new competitors including current suppliers that decide to sell their products and services directly to the Company’s customers. As a result of this competition, the Company could experience lower sales or greater operating costs, which could have an adverse effect on the Company’s margins and results of operations.

The Company’s industry has a high rate of employee turnover. Difficulty attracting or retaining personnel or agents could adversely affect the Company’s business.

The Company operates in an industry that has historically been highly competitive in securing qualified personnel with the required technical skills and experience. The Company’s services require skilled personnel able to perform physically demanding work. Due to industry volatility and the demanding nature of the work, workers could choose to pursue employment opportunities that offer a more desirable work environment at wages competitive with the Company’s. As a result, the Company may not be able to find qualified labor, which could limit the Company’s growth ability. In addition, the cost of attracting and retaining qualified personnel has increased over the past several years due to competitive pressures. The Company expects labor costs will continue to increase in the foreseeable future. In order to attract and retain qualified personnel the Company may be required to offer increased wages and benefits. If the Company is unable to increase the prices of products and services to compensate for increases in compensation, or is unable to attract and retain qualified personnel, operating results could be adversely affected.

Severe weather could have a material adverse impact on the Company’s business.

The Company’s business could be materially and adversely affected by severe weather conditions. Hurricanes, tropical storms, blizzards, cold weather and other severe weather conditions could result in curtailment of services, damage to equipment and facilities, interruption in transportation of products and materials and loss of productivity. If the Company’s customers are unable to operate or are required to reduce operations due to severe weather conditions, and as a result curtail purchases of the Company’s products and services, the Company’s business could be materially adversely affected.

A terrorist attack or armed conflict could harm the Company’s business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the US could adversely affect the US and global economies and could prevent the Company from meeting financial and other obligations. The Company could experience loss of business, delays or defaults in payments from payors, or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas which, in turn, could also reduce the demand for the Company’s products and services. The Company has implemented certain security measures in response to the threat of terrorist activities. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect the Company’s results of operations, impair the ability to raise capital or otherwise adversely impact the Company’s ability to realize certain business strategies.

FLOTEK INDUSTRIES, INC. – Form 10-K – 11

Back to Contents

Risks Related to the Company’s Securities

The market price of the Company’s common stock has been and may continue to be volatile.

The market price of the Company’s common stock has historically been subject to significant fluctuations. The following factors, among others, could cause the price of the Company’s common stock to fluctuate significantly:

•

variations in the Company’s quarterly results of operations;

•

changes in market valuations of companies in the Company’s industry;

•

fluctuations in stock market prices and volume;

•

fluctuations in oil and natural gas prices;

•

issuances of common stock or other securities in the future;

•

additions or departures of key personnel; and

•

announcements by the Company or the Company’s competitors of new business, acquisitions or joint ventures.

The stock market has experienced unusual price and volume fluctuations in recent years that have significantly affected the price of common stock of many companies within the oil and natural gas industry. Further changes can occur without regard to specific operating performance. The price of the Company’s common stock could continue to fluctuate based upon factors that have little to do with the Company’s operational performance, and these fluctuations could materially reduce the Company’s stock price. Class action lawsuits have historically been brought against companies following periods of common stock market price volatility. The Company could be named in a legal case of this type, which could be expensive and divert management’s attention and company resources, as well as have a material adverse effect on the Company’s business, financial condition and results of operations.

An active market for the Company’s common stock may not continue to exist or may not continue to exist at current trading levels.

Trading volume for the Company’s common stock has historically been low when compared to companies with larger market capitalizations. The Company cannot presume that an active trading market for the Company’s common stock will continue or be sustained. Sales of significant amounts of shares of the Company’s common stock in the public market could lower the market price of the Company’s stock.

If the Company does not meet the New York Stock Exchange continued listing requirements, the Company’s common stock may be delisted, which could have an adverse impact on the liquidity and market price of the Company’s common stock.

The Company’s common stock is currently listed on the NYSE. In accordance with the NYSE’s continued listing standards, a company is considered to be below compliance standards if, among other things, (i) both a Company’s average global market capitalization is less than $50 million over a 30 trading-day period and a company’s stockholders’ equity is less than $50 million; (ii) a company’s average global market capitalization is less than $15 million over a 30 trading-day period, which would result in immediate initiation of suspension procedures; or (iii) a company’s average closing price of a listed security is less than $1.00 over a consecutive 30 trading-day period. The Company previously received notification from the NYSE that it was not in compliance with the NYSE’s continued listing requirements because both the 30 trading-day average global market capitalization and the Company’s stockholders’ equity were below the respective $50 million requirements.

When a listed company’s stock falls below the market capitalization and stockholders’ equity standard, a company is considered “below criteria,” however, the company is permitted to submit a business plan demonstrating ability to return to compliance with continued listing standards within 18 months of receipt of the NYSE notification. The Company submitted a plan of action to the NYSE in March 2010, which the Company believes will provide the ability to, once again, achieve compliance by no later than June 28, 2011 with the minimum listing requirements. During the plan implementation process, the Company’s common stock continues to be listed on the NYSE, subject to the Company’s compliance with other NYSE continued listing requirements. On March 29, 2010, the NYSE agreed to accept the Company’s plan of action.

If the Company’s shares of common stock are delisted from the NYSE and the Company is unable to list common stock on another US national or regional securities exchange or have shares of common stock quoted on an established over-the-counter trading market in the US within 30 days of being delisted, the Company could be required to offer to repurchase all of the Company’s outstanding convertible notes at a price equal to 100% of the principal amount thereof plus any accrued and unpaid interest. Were this to occur the Company could lack the financial wherewithal to fund the repurchase of any convertible notes tendered.

Delisting of the Company’s common stock could also negatively impact the Company by: (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, and correspondingly impact the Company’s ability to raise equity financing; and (iii) decreasing the amount of news and analyst coverage for the Company. In addition, the Company could experience other adverse effects, including, without limitation, the loss of confidence in the Company by current and prospective suppliers, customers, employees and others with whom the Company has or may seek to initiate business relationships, and the Company’s ability to attract and retain personnel by means of equity compensation.

The Company has no plans to pay dividends on the Company’s common stock, and, therefore, investors will have to look to stock appreciation for return on investments.

The Company does not anticipate paying any cash dividends on the Company’s common stock in the foreseeable future. The Company currently intends to retain all future earnings to fund the development and growth of the Company’s business and to meet current debt obligations. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend on, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations deemed relevant by the board of directors. Certain covenants of the Company’s senior credit facility restrict the payment of dividends without the prior written consent of the lenders. Investors must rely on sales of common stock held after price appreciation, which may never occur, in order to realize a return on their investment.

FLOTEK INDUSTRIES, INC. – Form 10-K – 12

Back to Contents

Certain anti-takeover provisions of the Company’s charter documents and applicable Delaware law could discourage or prevent others from acquiring the Company, which may adversely affect the market price of the Company’s common stock.

The Company’s certificate of incorporation and bylaws contain provisions that:

•

permit the Company to issue, without stockholder approval, up to 100,000 shares of preferred stock, in one or more series and, with respect to each series, to fix the designation, powers, preferences and rights of the shares of the series;

•

prohibit stockholders from calling special meetings;

•

limit the ability of shareholders to act by written consent;

•

prohibit cumulative voting; and

•

require advance notice for stockholder proposals and nominations for election to the board of directors to be acted upon at meetings of stockholders.

In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of the Company’s stock without the approval of the board of directors. Aforementioned provisions and other similar provisions make it more difficult for a third party to acquire the Company exclusive of negotiation. The Company’s board of directors could choose not to negotiate with an acquirer deemed not beneficial to or synergistic with the Company’s strategic outlook. If an acquirer were discouraged from offering to acquire the Company or prevented from successfully completing a hostile acquisition by referenced anti-takeover measures, shareholders could lose the opportunity to sell owned shares at a favorable price.

Future issuance of additional shares of common stock could cause dilution of ownership interests and adversely affect the Company’s stock price.

The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders ownership interests. The Company is currently authorized to issue 80,000,000 shares of common stock, of which 44,417,382 were issued as of March 7, 2011. Additional shares are subject to future issuance through the exercise of options granted under various equity compensation plans or through the exercise of options still available for future equity grants. The potential issuance of additional shares of common stock, whether directly or pursuant to any conversion right associated with the convertible senior notes or convertible preferred stock or other convertible securities of the Company, or through exercise of outstanding warrants may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

The Company may issue additional shares of preferred stock or debt securities with greater rights than the Company’s common stock.

Subject to the rules of the NYSE, the Company’s certificate of incorporation authorizes the board of directors to issue one or more additional series of preferred stock and to set the terms of the issuance without seeking approval from holders of common stock. Currently, there are 100,000 preferred shares authorized, of which 16,000 shares were originally issued, of which no shares remain outstanding at March 7, 2011. Any preferred stock that is issued may rank senior to common stock in terms of dividends, priority and liquidation premiums, and may have greater voting rights than holders of common stock. All outstanding warrants are exercisable as of December 31, 2010.

The Company’s ability to use net operating loss carryforwards and tax attribute carryforwards to offset future taxable income may be limited as a result of transactions involving the Company’s common stock.

Under section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on the Company’s ability to utilize pre-change net operating losses (“NOLs”), and certain other tax attributes to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit the Company’s ability to utilize NOLs and tax attribute carryforwards for taxable years including or following an identified “ownership change.” Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period, could result in an “ownership change”. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require the Company to pay US federal income taxes in excess of that which would otherwise be required if such limitations were not in effect. NOLs and tax attributes could expire unused, in each instance reducing or eliminating the benefit of the NOLs and tax attributes. Similar rules and limitations may apply for state income tax purposes.

Disclaimer of Obligation to Update

Except as required by applicable law or regulation, the Company assumes no obligation (and specifically disclaims any such obligation) to update these Risk Factors or any other forward-looking statement contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

FLOTEK INDUSTRIES, INC. – Form 10-K – 13

Back to Contents

ITEM 1B  Unresolved Staff Comments

None.

ITEM 2  Properties

As of February 28, 2011, the Company operates 34 manufacturing and warehouse facilities in seven states. The Company owns 12 of these facilities. The remaining facilities are leased with lease terms expiring at various dates through 2032. The Company’s corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations :

Segment	Owned/Leased	Location
Chemicals	Leased Owned Owned Owned Owned Leased Leased Leased Leased	Raceland, Louisiana Norman, Oklahoma Marlow, Oklahoma Carthage, Texas Wheeler, Texas Raceland, Louisiana Pocola, Oklahoma Wilburton, Oklahoma The Woodlands, Texas
Drilling	Owned Owned Owned Owned Owned Owned Owned Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased Leased

Chickasha, Oklahoma

Oklahoma City, Oklahoma

Houston, Texas

Midland, Texas

Robstown, Texas

Vernal, Utah

Evanston, Wyoming

Bossier City, Louisiana

Lafayette, Louisiana

Shreveport, Louisiana

Farmington, New Mexico

Corpus Christi, Texas

Granbury, Texas

Grand Prairie, Texas

Houston, Texas

Midland, Texas (3 locations)

Odessa, Texas

Pittsburgh, Pennsylvania

Towanda, Pennsylvania

Casper, Wyoming

Artificial Lift	Owned Leased	Gillette, Wyoming Farmington, New Mexico
General Corporate	Leased	Houston, Texas

The Company considers all facilities in good condition and suitable to the safe conduct of business.

FLOTEK INDUSTRIES, INC. – Form 10-K – 14

Back to Contents

ITEM 3  Legal Proceedings

Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

ITEM 4  (Removed and Reserved)

FLOTEK INDUSTRIES, INC. – Form 10-K – 15

Back to Contents

PART II

ITEM 5  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock began trading on the NYSE on December 27, 2007 under the stock ticker symbol “FTK.” As of the close of business on March 7, 2011, there were 43,034,446 shares of common stock outstanding held by approximately 6,000 holders of record. The last reported sales price of the common stock on the NYSE on March 7, 2011 was $6.30.

The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of common stock as reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal 2010	Common Stock Closing Sales Price, per share
	High	Low
4th Quarter	$5.75	$1.40
3rd Quarter	$1.73	$1.01
2nd Quarter	$2.24	$1.16
1st Quarter	$1.90	$1.20
Fiscal 2009	High	Low
4th Quarter	$2.41	$0.96
3rd Quarter	$2.59	$1.38
2nd Quarter	$3.30	$1.23
1st Quarter	$5.00	$1.21

The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on common stock, and intends to continue to use earnings and other cash in the maintenance and expansion of the business. Further, the Company’s senior credit facility contains provisions that limit the Company’s ability to pay cash dividends on common stock.

FLOTEK INDUSTRIES, INC. – Form 10-K – 16

Back to Contents

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in the Company’s common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Service Index for the annual 2006 through 2010 periods. The performance graph assumes $100 invested on December 31, 2005 in each of the Company’s common stock, the Russell 2000 Index and the Philadelphia Oil Service Index, and that any and all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Assumes Initial Investment of $100

	2005	2006	2007	2008	2009	2010
Flotek Industries, Inc.	$100	$150	$387	$27	$14	$58
Russell 2000 Index	$100	$118	$117	$77	$98	$124
Philadelphia Oil Service Index (OSX)	$100	$110	$167	$68	$110	$139

The foregoing graph should not be deemed to be filed as part of this Annual Report, does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent the Company specifically incorporates the graph by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information regarding the Company’s equity securities that are authorized for issuance under the Company’s individual stock option compensation agreements:

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,605,135	$3.90	2,880,024
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,605,135	$3.90	2,880,024

FLOTEK INDUSTRIES, INC. – Form 10-K – 17

Back to Contents

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010 the Company had no sales of unregistered securities that have not been previously reported.

ITEM 6  Selected Financial Data

The following table sets forth certain selected historical financial data and should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data,” included elsewhere herein. The selected operating and financial position data presented for each of the five years has been derived from the Company’s audited consolidated financial statements, some of which appear elsewhere in this Annual Report. During the annual periods 2006 through 2008, the Company completed a number of business combinations and other transactions that materially affected the comparability of the information provided below.

The Company incurred significant non-recurring charges during the years 2007 through 2010. During 2010, the Company recorded a fixed asset and other intangible impairment charge of $9.3 million. During 2009 and 2008, the Company recorded goodwill impairment and other intangible assets of $18.5 million and $67.7 million, respectively (see Note 9 to the Notes of the Consolidated Financial Statements). On July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to the stockholders of record on July 3, 2007. All share and per share information has been retroactively adjusted to reflect the 2007 stock split.

(in thousands, except per share data)	As of and for the Year ended December 31,
	2010	2009	2008	2007	2006
Operating Data
Revenue	$146,982	$112,550	$226,063	$158,008	$100,642
Income (loss) from operations	(6,267)	(33,103)	(30,751)	29,686	18,853
Net income (loss)	(43,465)	(50,333)	(34,242)	16,727	11,350
Earnings (loss) per share – Basic	(1.94)	(2.68)	(1.79)	0.91	0.66
Earnings (loss) per share – Diluted	(1.94)	(2.68)	(1.79)	0.88	0.61
Financial Position Data
Total assets	184,807	178,901	234,959	160,793	82,890
Convertible senior notes, long term debt and capital lease obligations, less discount and current portion	126,682	119,190	120,281	52,377	8,185
Stockholders’ equity (deficit)	(3,453)	27,196	66,105	77,461	53,509

2009 and 2008 amounts were restated in accordance with Accounting Standards Update (“ASU”) No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.”

FLOTEK INDUSTRIES, INC. – Form 10-K – 18

Back to Contents

The table above reflects the results of equity and asset acquisitions from the respective date of acquisition for the following years:

•

2008 –Teledrift, Inc.;

•

2007 – Triumph Drilling Tools, Inc., CAVO Drilling Motors Ltd Co., and Sooner Energy Service, Inc.; and

•

2006 – Can-Ok Oil Field Services, Inc., Total Well Solutions, LLC, and LifTech, LLC.

ITEM 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results could differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K for further clarification.

Executive Summary

The Company is a diversified global technology-driven growth company to the oil, gas, and mining industries by providing oilfield products, services and equipment. The Company operates in select domestic and international markets, including the Gulf Coast, the Southwest, the Rocky Mountains, the Northeastern and Mid-Continental US, Canada, Mexico, Central America, South America, Europe, Africa and Asia and markets products domestically and internationally in over 20 countries. The Company’s customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies, state-owned oil companies and international service supply chain management companies. The Company’s ability to compete in the oilfield services market is dependent on the Company’s ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Company operations are impacted by natural gas and oil well drilling activity, the depth and drilling conditions of wells, the number of well completions and the level of work-over activity in North America. Drilling activity, is largely dependent on the volatility of natural gas and crude oil prices and expectations of future prices. The Company’s results of operations depend heavily upon sustainable prices charged customers, which are impacted by drilling activity levels, availability of equipment and other resources, and competitive pressures. These combined market factors can lead to volatility in both revenue and profitability.

Historical market conditions are reflected in the table below:

	2010	2009	2008	2010 vs 2009	2009 vs 2008
Average Active Drilling Rigs
United States	1,549	1,089	1,879	42.2%	(42.0)%
Canada	349	221	381	57.9%	(42.0)%
Total North America	1,898	1,310	2,260	44.9%	(42.0)%
Vertical Rigs (U.S.)	502	433	954	16.0%	(54.6)%
Horizontal Rigs (U.S.)	825	455	553	81.3%	(17.7)%
Directional Rigs (U.S.)	222	201	372	10.4%	(46.0)%
Total Drilling Type (U.S.)	1,549	1,089	1,879
Oil vs. Natural Gas Drilling Rigs
Oil	795	382	543	108.1%	(29.7)%
Natural Gas	1,103	928	1,717	18.9%	(46.0)%
Total North America	1,898	1,310	2,260
Average Commodity Prices
West Texas Intermediate Crude Prices (per barrel)	$79.40	$61.65	$99.57	28.8%	(38.1)%
Natural Gas Prices ($/mmbtu)	$4.25	$3.71	$8.07	14.6%	(54.0)%

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

FLOTEK INDUSTRIES, INC. – Form 10-K – 19

Back to Contents

Global economic growth and increased demand for oil and natural gas are the primary drivers of customer expenditures to develop and produce oil and natural gas. The recovery within the global economy began in 2010 and is anticipated to continue in 2011. Increased economic activity, particularly in emerging Asia and Middle East economies, and market predictions for continued economic growth supports expectations of increasing demand for oil and natural gas. Spending by oil and natural gas exploration and production companies, which is dependent upon forecasts of the expected future supply and future demand for oil and natural gas products and associated estimates of costs to find, develop, and produce reserves, increased in 2010 as compared to 2009. Changes in oil and natural gas exploration and production spending resulted in increased demand for the Company’s products and services.

In North America, customer expenditures increased for both oil and natural gas projects resulting in a 45% increase in the North American rig count in 2010 as compared to 2009. The increase in oil-directed drilling is a direct reflection of the global price of oil, which is currently trading at a premium, on a Btu basis, relative to natural gas in North America. The increase in gas-directed drilling was driven by activity in unconventional shale gas plays due to the favorable prices of wet gas, despite relatively low prices for natural gas. Spending on gas-directed projects in 2010 was supported by (1) hedges on production made in prior periods when futures prices were higher, (2) the need to drill and produce natural gas to hold leases acquired in earlier periods, (3) the influx of equity from companies interested in developing a position in the shale resource plays and (4) associated production of natural gas liquids in certain basins.

As a result of streamlining operational costs in 2009 and proactive management of operational costs during 2010, the Company was favorably positioned to respond to increased activity and product demand in 2010. Further, innovative sales initiatives and strategic international efforts enabled the Company to increase revenues by 30.6% in 2010 as compared to 2009.

Forecasting the Company’s position in the current recovery cycle is challenging, as it differs from past cycles due to the overlay of continued worldwide uncertainties, including significant political unrest and radical regime and governmental changes in significant oil producing countries. Changes in product demand to liquid rich natural gas and oil products from natural gas products affected the type of industry drilling activity and increased petroleum pricing. Despite recent favorable activity the Company expects continued uncertainty in drilling activity in 2011 due to a number of factors including commodity prices, global demand for oil and natural gas, supply and depletion rates of oil and natural gas reserves, as well as broader variables including government fiscal policies and current and potential political unrest in key petroleum producing countries.

The oil field services sector experienced a cyclical low in the third quarter of 2009. Stabilization of the business and cost containment measures taken by the Company beginning in 2009 were still being realized throughout 2010. The Company expects improved economic conditions will continue throughout 2011 despite drilling activity uncertainty. As exploration and production companies’ outlooks improve with higher expectations of forecast liquid-rich natural gas and oil prices, the Company remains optimistic capital budgets for drilling and completion activities will strengthen. The Company expects rig count in the oil basins, which have contributed to Drilling revenue with increased Teledrift business in the Permian Basin, to lead to margin relief on pricing.

The Company expects that North American gas market activity will continue to remain stable in unconventional plays such as Barnett, Haynesville, Marcellus and other basins which utilize the Company’s drilling tools. In addition, the Company expects chemical additives will continue realizes to enhanced performance, when added to fracturing fluids utilized in this type drilling further supporting the stability of product demand of the Company’s Chemicals segment which is closely aligned to rig count activity. The Company plans to pursue identified international opportunities in 2011.

The Company expects 2011 drilling and completion activity to remain relatively stable compared to 2010 levels. Market conditions are forecast to improve slightly and pricing is expected to remain competitive throughout 2011. The Company intends to continue the strategic initiative to add drilling jars and shock subs to the company’s fleet and to reduce the Company’s sub-rental usage. The Company also intends to continue to pursue international market opportunities with the Teledrift line of MWD products during 2011.

With research efforts focused on the Chemicals segment, the Company has been able to timely respond to the increased demand for growth in unconventional liquid rich and oil sand formation plays. As a result of the Company’s success in unconventional areas, such as the Marcellus Shale, and within tight sand gas play areas, such as the Niobrara, the Company expects to continue to experience growth within identified basins by leveraging the proven success of the Company’s products, in particular, complex nanofluids.The Drilling segment has effectively redesigned the Company’s motors to operate more successfully in areas such as Haynesville, Barnett and Bakken. The increase in operational performance of the Company’s Artificial Lift segment enabled the Company to significantly increase the customer base in 2010.

Capital expenditures in the Drilling segment were $4.7 million in 2010 compared to $6.2 million in 2009. Capital expenditures were significantly curtailed in 2010 in response to decreased demand. Management has forecast Drilling capital expenditures of $7.9 million in 2011; however, this amount may fluctuate dependent upon market demand and realized results of operations. The Company intends to sharpen the focus of capital expenditures within the Drilling segment to further increase the Company’s international presence.

The Company’s business is comprised of three reportable segments: Chemicals, Drilling and Artificial Lift. The Company’s focus is on serving the drilling-related needs of oil and gas companies primarily through the Chemicals and Drilling segments, and the production related needs of oil and gas companies through the Artificial Lift and Chemicals segments. The Company believes product offerings and geographical presence throughout all three business segments provides the Company with diverse sources of cash flow. Although each segment has unique technical expertise, all segments share a commitment to provide customers with quality, competitively priced equipment and services.

•

The Chemicals segment is comprised of two business divisions: Specialty Chemicals and Logistics. Specialty Chemicals designs, develops, manufactures, packages and markets specialty chemicals used in oil and gas well cementing, stimulation, acidizing, drilling and production. Logistics manages automated material handling, loading facilities, and blending capabilities for oilfield services companies.

•

The Drilling segment rents, inspects, manufactures and markets down-hole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•

The Artificial Lift segment assembles and markets artificial lift equipment, including the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production.

FLOTEK INDUSTRIES, INC. – Form 10-K – 20

Back to Contents

Over the past several years, the Company has grown through strategic acquisitions, organic growth and investments in complementary or competing businesses in an effort to expand product offerings and geographic presence within targeted markets. The Company mitigates oilfield service cyclical risk by balancing drilling versus production; rental versus service; domestic versus international; and natural gas versus crude oil operations.

Acquisitions completed by the Company in the preceding three years include:

•

Teledrift, Inc. (“Teledrift”), designs and manufactures wireless survey and MWD equipment, in February 2008.

Results of Operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue	$146,982	$112,550	$226,063
Cost of revenue	94,012	83,166	135,307
Gross margin	52,970	29,384	90,756
Selling, general and administrative cost	41,861	36,943	46,311
Depreciation and amortization	4,543	4,926	5,570
Research and development costs	1,441	2,118	1,931
Impairment of long-lived assets	8,898	-	-
Loss on disposal of long-lived assets	2,104	-	-
Impairment of goodwill and other intangible assets	390	18,500	67,695
Loss from operations	(6,267)	(33,103)	(30,751)
Change in fair value of warrant liability	(21,464)	465	-
Interest and other expense, net	(21,279)	(15,679)	(13,990)
Loss before income taxes	(49,010)	(48,317)	(44,741)
(Provision) benefit for income taxes	5,545	(2,016)	10,499
NET LOSS	$(43,465)	$(50,333)	$(34,242)

Results for 2010 compared to 2009—Consolidated

Revenue for the year ended December 31, 2010 was $147.0 million, an increase of $34.4 million, or 30.6%, compared to $112.6 million for the same period in 2009. Revenue increased across all of the company’s segments due to improved pricing, increased drilling activity, and slight recovery of industry demand for products.

Consolidated gross margin increased by $23.6 million, or 80.3%, to $53.0 million in 2010 from $29.4 million in 2009. Gross margin as a percentage of sales increased to 36.0% for 2010 from 26.1% for 2009. This favorable variance resulted from increased product sales ($21.5 million or 29.7%) and rental revenue ($13.5 million or 47.3%) combined with direct operational expense savings offset by a 13.0% increase in cost of revenue. Increased cost of revenue was due to increased costs of materials, rentals and freight proportionate to increased activity. Gross margin is calculated as revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative costs, (“SG&A”) are not directly attributable to products sold or services rendered. SG&A costs for the year ended December 31, 2010 were $41.9 million, an increase of 13.3%, compared to $36.9 million in 2009. The comparative period over period increase resulted from increased incentive stock compensation expense of $4.0 million and professional fees of $2.1 million. Non-cash incentive stock compensation expense increased due to recognition of $3.0 million of non-cash compensation expense during the second quarter of 2010 related to prior equity grants to the Company’s former President and CEO, which vested at the time of his retirement from the Company on June 30, 2010 and vesting of other outstanding existing equity grants. The increase in professional fees related to the Company’s March 31, 2010 financing, defense of class action lawsuits and use of third party technical consultants (e.g., information technology; investment; and valuation advisors).

Depreciation and amortization costs were $4.5 million for the year ended December 31, 2010, a decrease of approximately 8.1% compared to the same period in 2009.

FLOTEK INDUSTRIES, INC. – Form 10-K – 21

Back to Contents

Research and development (“R&D”) expenses were $1.4 million for the year ended December 31, 2010, a decrease of 33.3%, compared to $2.1 million during the same period in 2009. The reduction in R&D expense is attributable to more realigned spending objectives on key initiatives driven by the economic recession and management cost containment objectives. The Company anticipates 2011 R&D spending levels to remain consistent with 2010. R&D is charged to expense as incurred.

Costs associated with impairments totaled $8.9 million and $0.4 million, related to long-lived asset and other intangibles, for the year ended December 31, 2010, a decrease of $9.2 million or 49.8% compared to $18.5 million in 2009. The impairment valuation recognized during 2010 primarily related to long-lived assets within the Drilling segment. During the fourth quarter of 2010 revenue generation trends of certain identified rental assets were not performing as anticipated by management in the Company’s 2010 forecast. Upon review, management determined the recoverability of the carrying value of certain assets to be less than the expected revenue generation capacity of the assets. The $18.5 million recognized in 2009 was attributable to the Teledrift division.

Revenue within the Drilling segment increased $15.0 million, or 29.6% in 2010 due to increased demand for products resulting from a shift in the type of drilling activity as well as fluctuations in oil and natural gas commodity prices. Management believes the current cost structure is appropriate for 2011 forecast levels of activity and does not foresee significant future adjustments. Changes in market demand or forecast assumptions could cause management to pursue additional cost containment efforts.

During the year ended December 31, 2010, the warrant liability increased by $21.5 million to $26.2 million. The increase has been recognized in the statement of operations as a noncash expense. This liability will not be settled in cash. Future fluctuations in the warrant liability will be recognized as noncash income or expense.

Interest expense was $19.4 million for the year ended December 31, 2010, an increase of $3.9 million or 25.0% compared with $15.5 million in 2009. The increase was the result of an increase in the interest rate associated with the refinancing of the Company’s senior credit facility from 8.5% to 12.5% combined with the amortization of related issuance costs of $2.0 million incurred during the year (See “Capital Resources and Liquidity”), commitment fee payments of $7.3 million.

An income tax benefit of $5.5 million was recorded for the year ended December 31, 2010, reflecting an effective tax rate of (11.3)%, compared to a tax provision of $2.0 million for the year ended December 31, 2009, reflecting an effective tax rate of (4.2%). The change in the Company’s effective tax rate is primarily due to a $4.2 million increase in the valuation allowance recorded in 2010 against the deferred tax asset of one of our filing jurisdictions and a $7.5 million increase to tax expense recorded in 2010 for the nondeductible expense related to the warrant liability.

Results for 2009 compared to 2008—Consolidated

Revenue for the year ended December 31, 2009 was $112.6 million, a decrease of $113.5 million, or 50.2%, compared to $226.1 million for the same period in 2008. Revenue decreased across all of the Company’s segments as depressed petroleum and natural gas prices drove down rig count and related drilling activity, negatively impacting activity volume in 2009. Pricing pressures were also a factor in the decline of revenue as customers switched to less expensive products where possible.

Consolidated gross margin decreased $61.4 million and as a percentage of sales decreased to 26.1% in 2009 from 40.1% in 2008 due to margin compression in the Drilling segment. Although direct expense reductions of $5.9 million were realized in 2009 versus 2008, the decrease in direct expenses did not occur as swiftly as the decline in revenue.

SG&A costs were $36.9 million for the year ended December 31, 2009, a decrease of 20.2%, compared to $46.3 million in 2008. The decrease was primarily due to a $9.3 million reduction in indirect personnel and personnel related costs and professional fees due to headcount reduction and cost containment efforts.

Depreciation and amortization costs were $4.9 million for 2009, a decrease of approximately 11.6% compared to $5.6 million in 2008. A reduction of amortizable intangible assets and depreciable fixed assets due to the impairment recorded in 2008 was the primary cause of the decrease.

R&D costs in 2009 were $2.1 million, an increase of 9.7%, compared to $1.9 million in 2008. R&D costs in the Chemicals segment were 65% and 89% of total R&D expense in 2009 and 2008, respectively.

In the second quarter of 2009, the Company recognized goodwill impairment of approximately $18.5 million related to the Teledrift reporting unit. No impairment was recorded as part of management’s 2009 annual assessment of goodwill.

Interest expense was $15.5 million for the year ended December 31, 2009 versus $13.9 million for the comparative 2008 period. The increase primarily related to accretion of debt discount recognized effective January 1, 2009 associated with adoption of a new accounting principle.

An income tax provision of $2.0 million was recorded for the year ended December 31, 2009, resulting in an effective tax rate of (4.2)%, compared to a tax benefit of $10.5 million for the year ended December 31, 2008, with an effective tax rate of 23.5%. The change in the Company’s effective tax rate, resulted from an $18.8 million valuation allowance recorded in 2009 against deferred tax assets of one of the Company’s filing jurisdictions and due to a $19.3 million impairment charged assessed in 2008 which impacted the 2008 tax provision.

FLOTEK INDUSTRIES, INC. – Form 10-K – 22

Back to Contents

Results by Segment

Chemicals and Logistics (dollars in thousands)	For the Year Ended December 31,
	2010	2009	2008
Revenue	$66,121	$49,296	$109,356
Gross margin	$29,249	$21,667	$49,119
Gross margin %	44.2%	44.0%	44.9%
Income from operations	$19,833	$12,964	$37,433
Income from operations %	30.0%	26.3%	34.2%

Results for 2010 compared to 2009—Chemicals and Logistics

Chemicals’ revenue for 2010 was $66.1 million, an increase of $16.8 million, or 34.1%, as compared to $49.3 million in 2009. Recovery of previously granted product and service price reductions, increased international sales and increased demand for microemulsion products from new and existing customers drove the increase. Additionally, new products generated from the Company’s ongoing R&D activities continue to be favorably received by customers. The favorable variance also correlates with an 18.9% increase in average natural gas rig activity (2010: 1,103 rigs vs. 2009: 928 rigs) within the industry and corresponding product sales increases of $17.5 million. The favorable variances was offset by a decrease in customer service revenue ($0.7 million) in the first half of 2010 as compared to the first half of 2009 in response to industry uncertainty regarding ramifications of the British Petroleum Deepwater Horizon oil disaster. Correspondingly, the drilling moratorium in the Gulf of Mexico significantly impacted the Company’s Logistics division contract in the Gulf of Mexico.

The gross margin increased $7.6 million, or 35% in 2010 as compared to 2009; however, the gross margin as a percentage of revenue remained relatively flat at 44.2% for the year ended December 31, 2010, compared to 44.0% for the year ended December 31, 2009. Favorable variances were due to increased product sales volumes and favorable product mix margins.

Income from operations was $19.8 million for 2010, an increase of approximately 53.0% compared to $13.0 million in 2009. Income from operations as a percentage of revenue increased to 30.0% for 2010 from 26.3% for the same period in 2009. Favorable variance is attributable to increased product sales and favorable product mix margins.

Results for 2009 compared to 2008—Chemicals and Logistics

Chemicals revenue for the year ended December 31, 2009 was $49.3 million, a decrease of $60.1 million, or 54.9%, compared to $109.4 million for the year ended December 31, 2008. The decrease in revenue was primarily due to a 46% reduction in volume driven by lower crude and natural gas prices and associated steep drop in rig and well fracturing activity. Further, pricing pressures drove customers to lower priced products resulting in a 24% decrease in average sales dollars per unit sold in 2009 versus 2008. Sales of the Company’s patented micro-emulsion chemicals declined 59% to $31.6 million in 2009 compared to 77.3 million in 2008. Demand for micro-emulsion chemicals is contingent upon various market variables including the fact that micro-emulsion chemicals historically have a higher per-unit cost.

Gross margin decreased $27.5 million in 2009 due to reductions in revenue. Slight reductions in gross margin as a percentage of revenue from 44.9% to 44.0% were realized in 2009 versus 2008, respectively. Product margins as a percentage of product revenue remained flat. Field direct expenses as a percentage of segment revenue increased to 8.1% in 2009 from 5.5% in 2008 as revenue decreased at a higher rate than cost containment reductions. Chemical product costs fluctuated significantly with the price of petroleum. The Company has historically not led the market in pricing, accordingly, product margins are directly impacted by market and cost fluctuations.

Income from operations was $13.0 million for the year ended December 31, 2009, a decrease of approximately 65.4% compared to the same period in 2008. Income from operations as a percentage of revenue decreased to 26.3% for 2009 versus 34.2% in 2008. Field indirect costs decreased by $3.2 million or 26.8% due primarily to on-going cost containment efforts initiated in 2008. The rate of cost reductions, however, did not keep pace with the decline in revenue; accordingly field indirect costs increased as a percentage of revenue to 17.7% in 2009 from 10.9% in 2008.

Drilling Products (dollars in thousands)	For the Year Ended December 31,
	2010	2009	2008
Revenue	$65,782	$50,774	$98,262
Gross margin	$18,991	$4,781	$36,897
Gross margin %	28.9%	9.4%	37.5%
Loss from operations	$(9,738)	$(32,084)	$(43,840)
Income from operations %	(14.8)%	(63.2)%	(44.6)%

FLOTEK INDUSTRIES, INC. – Form 10-K – 23

Back to Contents

Results for 2010 compared to 2009—Drilling Products

Drilling revenue for the year ended December 31, 2010 was $65.8 million, an increase of $15.0 million, or 29.6% compared to $50.8 million for the year ended December 31, 2009. The favorable variance was attributable to increased rental activity of $13.6 million that was partially driven by a 16.0% increase in vertical rig count during 2010 as compared to 2009 (2010: 502 versus 2009: 433). The $13.6 million increase, by reporting unit, consisted of increased rental activity of $6.4 million for Teledrift products and $7.1 million for Spidle/Turbeco. Teledrift realized 104% revenue growth in West Texas due to improved market conditions, marketing and sales efforts and above average lost-in-hole revenue. Spidle/Turbeco revenue benefited from increased motor rentals in both the Barnett and Bakken shales. Improved motor designs for historically difficult basins resulted in improved pricing and run rates. An additional $1.3 million period over period increase was realized from increased domestic and international product sales both domestically and internationally to the copper mining industry. Increased copper mining activity is attributable to an escalation in the market price of copper.

Gross margin increased to $19.0 million in 2010, an increase of $14.2 million, or 297.2%, compared to $4.8 million in 2009. Gross margin as a percentage of revenue increased 19.5% to 28.9% in 2010 from 9.4% in 2009. Favorable period over period variance was primarily due to increased rental volumes and favorable product mix margins.

Loss from operations was $9.8 million in 2010, an improvement of $22.3 million or 69.6% as compared to $32.1 million loss in 2009. The improved performance is primarily due to the $9.6 million positive variance between the 2010 realized $9.3 million impairment of long-lived and other intangible assets and the 2009 $18.5 million impairment of goodwill, combined with the $13.6 million increase in rental revenue.

Results for 2009 compared to 2008—Drilling Products

Drilling revenue for the year ended December 31, 2009 was $50.8 million, a decrease of $47.5 million, or 48.3%, compared to $98.3 million for the year ended December 31, 2008. The 2009 decline as compared to 2008 was primarily due to decreased demand for products and services commensurate with the reduction in total rig count in North America. Reductions in volume were experienced in all product lines and nearly all products. Further, an oversupply of tools available for rent or sale by the Company and in the market due to the economic recession created pricing pressures that reduced revenue on a per rental basis.

Gross margin decreased $32.1 million in 2009 compared to 2008 due to reduced revenue. Product and rental gross margins as a percentage of associated revenue declined to 55.6% in 2009 from 66.0% in 2008, accounting for a $4.6 million relative decrease in gross margin, due to market pricing pressures. Field direct costs decreased $3.6 million or 16% in 2009 due to cost containment efforts; however, due to reduced revenue, costs increased as a percentage of revenue to 37% from 23%. Inventory adjustments related to increased inventory reserves, increased $1.9 million in 2009 as compared to 2008 contributing to the decrease.

Loss from operations was $32.1 million in 2009, an improvement of $11.8 million or 26.8% as compared to the 2008 loss of $43.8 million. The positive variance was due to a year-over-year reduction in goodwill impairment charges ($18.5 million in 2009 versus $59.1 million in 2008,) offset by decreased gross margins. Field indirect costs decreased by $3.2 million or 15.0% in 2009 as compared to 2008 due to cost containment efforts; however, due to reduced revenue, indirect costs increased as a percentage of revenue to 36.2% in 2009 from 22.0% in 2008.

Artificial Lift (dollars in thousands)	For the Year Ended December 31,
	2010	2009	2008
Revenue	$15,079	$12,480	$18,445
Gross margin	$4,730	$2,936	$4,740
Gross margin %	31.4%	23.5%	25.7%
Income (loss) from operations	$3,070	$1,161	$(6,709)
Income (loss) from operations %	20.4%	9.3%	(36.4)%

Results for 2010 compared to 2009—Artificial Lift

Artificial Lift revenue for the year ended December 31, 2010 was $15.1 million, an increase of $2.6 million, or 20.8%, compared to $12.5 million for the year ended December 31, 2009. The majority of Artificial Lift revenue is derived from coal bed methane (“CBM”) drilling. CBM drilling activity is highly correlated to the price of natural gas. The price of natural gas has increased 14.4% to $4.25/mmbtu at the end of December 2010 from $3.71/mmbtu for the same period in 2009. Throughout 2010 natural gas drilling activity also steadily increased to levels in excess of 1,000 natural gas drilling rigs. The average North American natural gas rig count increased 18.9% to 1,103 rigs at the end of December 2010 from 928 rigs for the comparable period in 2009. The impact of the increase in natural gas prices and corresponding increase in drilling activity resulted in an increase in the volume of units sold.

Gross margin increased $1.8 million, or 61.1% to $4.7 million in 2010 from $2.9 million in 2009 due to increased product revenue of $2.3 million or 19.9% combined with cost efficiencies realization. Raw materials costs and direct expenses decreased as a percentage of revenue to 69% in 2010 from 76% in 2009 due to the fixed cost structure of the business and managements continued cost containment efforts.

Income from operations improved $1.9 million or 164.4% to $3.1 million in 2010 from $1.2 million in 2009 due to increased demand driven by the period over period increase in the average price of natural gas and the corresponding increase in drilling activity.

FLOTEK INDUSTRIES, INC. – Form 10-K – 24

Back to Contents

Results for 2009 compared to 2008—Artificial Lift

Artificial Lift revenue for the year ended December 31, 2009 was $12.5 million, a decrease of $6.0 million, or 32.3%, compared to $18.4 million for the year ended December 31, 2008. As the price of natural gas declined throughout the majority of 2009, drilling activity slowed considerably, resulting in a reduction in the volume of units sold.

Gross margin decreased $1.8 million, or 38.1%, to $2.9 million in 2009 from $4.7 million in 2008 due to decreased product revenue. Product margins increased slightly to 69% in 2009 from 68% in 2008 accounting for a $0.1 million relative increase in gross margin. Field direct costs decreased by $0.3 million, or 24%, period over period due to cost containment efforts.

Income from operations increased $7.9 million to $1.2 million in 2009 from a loss from operations of $6.7 million in 2008. The majority of the variance is due to no goodwill impairment being recognized in 2009 compared to $8.6 million of impairment recognized in 2008. Further, field indirect costs decreased $1.1 million due to management’s cost containment efforts.

Capital Resources and Liquidity

Overview

Ongoing capital requirements are driven by the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During 2010, the Company funded capital requirements primarily with operating cash flows, debt borrowings, and conversions of exercisable and contingent warrants.

The impact of the global recession continued to affect the Company’s financial performance and liquidity in 2010; however, as oil and natural gas prices, the number of well completions and rig count trended favorably throughout 2010, the Company experienced, and continues to experience, increasing levels of demand for products and services across all business segments.

At December 31, 2010, the Company was in compliance with debt covenants. The significant terms of the Company’s term loan are discussed under Item 8 “Financial Statements and Supplementary Data” and in Note 10 “Convertible Notes and Long-Term Debt” in of the Notes to Consolidated Financial Statements.

At December 31, 2010, the Company was not in compliance with the continued listing standards of the NYSE. Noncompliance arose as both global market capitalization and stockholders’ equity fell below $50 million in 2009. In March 2010, the Company submitted a plan of action to the NYSE outlining management’s plan to achieve compliance during the 18-month cure period allowed by the NYSE, which ends June 2011. During implementation and execution of the plan, the Company’s common stock has continued to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements. On March 29, 2010, the NYSE accepted the Company’s plan of action.

The Company has cash and cash equivalents of approximately $19.9 million at December 31, 2010 primarily attributable to cash flows from operations. In March 2010, the Company received net proceeds of $6.1 million from the execution of a term loan and refinancing of a portion of the Company’s convertible notes. The Company’s favorable operating cash results, anticipated increases in forecast activity and level of demand for the Company’s products and services, as well as, current cash position and future outlook influenced the $2.7 million increase of planned 2011 capital expenditures to $8.8 million from capital expenditures of $6.1 million in 2010.

The Company believes sufficient cash reserves are available to meet anticipated operating and capital expenditure requirements during 2011; however, the Company is exploring options to secure more favorable debt and equity financing terms.

Plan of Operations for 2011

During 2010 oil and liquid-rich natural gas prices improved directly impacting demand for the Company’s products and services. Forecasting the depth and length of the recovery cycle of the current economy is challenging due to the overlay of worldwide financial uncertainty. As the 2010 average annual drilling rig count increased to 1,549 rigs, or 42.2%, as compared to the average annual drilling rig count of 1,089 in 2009, the Company has experienced encouraging revenue growth of 30.6% and an increase in gross margin percentage of 9.9% compared to 2009.

The Company’s 2011 Plan of Operations anticipates sustained improvement in industry economic conditions. The 2011 Plan includes the following:

•

Establish a traditional commercial banking relationship to provide the Company with increased capacity and flexibility to respond to increased demand forecast for 2011.

•

Invoke the automatic conversion of preferred stock.

•

Explore funding opportunities with financial advisors. The likelihood of obtaining additional equity funding should increase if the economy continues to improve and if the oil and gas industry growth continues.

•

Closely manage capital expenditures despite improved cash flows. The Company’s capital expenditure budget for 2011, is approximately $8.8 million, an increase of $2.7 million from the $6.1 million spent in 2010.

•

Continue expansion into foreign markets to realize strategic benefits for the Company’s existing business segments. The Company is actively working with potential business partners that offer a broader geographic reach or new and unique ways to use existing products and services.

•

Continue strategic identification and sale of non-core assets and underperforming product lines. Continue identification of assets no longer aligned with strategic objectives. In addition to providing liquidity, the sale of non-strategic assets should allow the Company to continue to concentrate efforts and resources on improving and expanding the reach of profitable products.

•

Continue emphasis of certain product lines, which could result in further improvement of the Company’s margins. The Company continues to assess both outsourcing and in-house opportunities to realize operational improvements. As economic conditions improve, the Company will hire additional personnel as needed.

FLOTEK INDUSTRIES, INC. – Form 10-K – 25

Back to Contents

•

Manage operating cash flows through receivables, payables and inventory management. The Company is poised to realize increased cash flows from inventory management as demand for products increases. Overall management of working capital is being highlighted. The Company will continue to revisit pricing strategies and adjust prices in order to attain the most favorable market positions that conditions and environments will allow.

•

Manage asset utilization to enhance and increase the synergy of operations and sales across all business and product lines in order to be prepared and responsive with available resources to meet increasing market demand of products and services.

•

Continue to emphasize technology advancements and differentiation across all business segments. Technological innovations are important to the Company’s future success. The Company intends to maintain current R&D activities in support of Chemicals’ additives solutions and Drilling’s product design differentiation to meet the specific demands of the customers and areas where the Company operates.

•

Implement a new ERP system to more actively manage internal controls, reduce current accounting constraints, and increase operational responsiveness.

•

Continue to simplify existing tax structure, while taking advantage of existing NOLs.

Cash Flows

Cash flow metrics from our consolidated statements of cash flows are as follows (in thousands):

	2010	2009	2008
Net cash provided by operating activities	$12,099	$2,186	$24,874
Net cash used in investing activities	(600)	(3,699)	(117,178)
Net cash provided by financing activities	1,900	7,812	91,215
Effect of exchange rate fluctuations	(21)	(7)	-
Net increase (decrease) in cash and cash equivalents	$13,378	$6,292	$(1,089)

Operating Activities

During 2010, 2009 and 2008, the Company generated cash from operating activities totaling $12.1 million, $2.2 million and $24.9 million, respectively. The consolidated net loss for 2010 was $43.5 million compared to a consolidated net loss of $50.3 million for 2009 and a consolidated net loss of $34.2 million for 2008. Noncash items in 2010 totaled $55.9 million, consisting of a change in warrant liability fair value ($21.5 million), asset depreciation and amortization ($13.8 million), impairment of long-lived assets and other intangibles ($9.3 million), amortization of deferred financing costs and accretion of debt discount ($8.9 million), stock compensation expense ($4.7 million), reduction in the tax benefit of share-based awards ($1.7 million) and a loss on the extinguishment of debt ($1.0 million) offset by a net gain on the sale of assets of $1.3 million and a deferred income tax benefit ($3.6 million). Noncash items in 2009 were $49.4 million, consisting of impairment charge of goodwill ($18.5 million), asset depreciation and amortization ($14.2 million), deferred income tax provision ($10.5 million), amortization of deferred financing costs and accretion of debt discount ($6.4 million), and stock compensation expense ($1.7 million), offset by a net gain on the sale of long-lived assets ($1.4 million). Noncash items in 2008 were $62.5 million, consisting goodwill and intangible impairment charges ($67.7 million), depreciation and amortization ($12.8 million), amortization of deferred financing cost and accretion of debt discount ($4.7 million) offset by a deferred tax benefit ($20.9 million), a net gain on the sale of and stock compensation expense ($2.5 million) assets ($2.9 million) and excess tax benefits of share based awards ($2.0 million).

During 2010 changes in working capital used $0.4 million in cash. The decrease in working capital is primarily due to working capital utilization to meet increased demands of the improved economic environment offset by the Company’s efforts to match customer collection activity with the payment of vendors. The Company’s use of working capital is evidenced by an increase in accounts receivable and inventory balances ($12.7 million and $0.6 million, respectively) offset by reductions in working capital obligations in accounts payable ($5.5 million), accrued liabilities ($4.6 million) and recognized income tax receivable ($3.6 million). During 2009 changes in working capital provided $3.1 million in cash. The increase in working capital is a result of decisive efforts taken during 2009 as the business declined to collect accounts receivable ($22.6 million) and utilize inventory on-hand ($10.8 million) offset by payments of accounts payable ($14.6 million), accrued liabilities ($9.8 million) and an increase in income taxes receivables ($6.6 million). During 2008 the changes in working capital used $3.4 million. The decrease in working capital is principally due to the Company’s need to finance increased sales through an increase in accounts payable ($12.4 million), accrued liabilities ($5.1 million) and interest payable ($2.4 million) while simultaneously increasing the balance of accounts receivable ($8.5 million) and inventory purchases ($14.5 million).

Investing Activities

During 2010, 2009 and 2008, capital expenditures were $6.1 million, $6.6 million and $23.7 million, respectively. Capital expenditures remained relatively consistent during 2010 and 2009 given the economic uncertainty during both years in addition to the Company closely monitoring and maintaining available cash. Capital expenditures in 2010 were for motors, shocks, jars, subs and instruments as well as fleet service vehicles to meet and support increased customer demand. Capital expenditures in 2009 were made to expand the Company’s rental tool fleet (primarily mud motors, MWD tools, shock subs and drilling jars), construct a larger facility for Teledrift operations and purchase additional plant and machinery, primarily machines to repair motors and for use in R&D activities. During 2008, the Company expended $98.0 million for the Teledrift acquisition and incurred capital expenditures of $23.7 million. Cash flows used in investing activities during 2010, 2009 and 2008 were primarily offset with proceeds from the sale of assets of $5.5 million, $2.9 million, and $4.6 million respectively.

FLOTEK INDUSTRIES, INC. – Form 10-K – 26

Back to Contents

Financing Activities

During 2010, 2009 and 2008, financing activities provided net cash of $1.9 million, $7.8 million and $91.2 million, respectively.

During 2010, the Company entered into a new term loan ($40.0 million) and received cash as a result of the exercise of contingent and exercisable stock warrants ($4.5 million). Repayments of indebtedness included settlement of the Company’s existing senior credit facility with Wells Fargo ($32.0 million) and required principal payments under the Whitebox financing term loan of ($6.4 million). The Company used proceeds received as payment for associated debt issuance costs ($2.0 million). The Company also recognized a reduction in excess tax benefits related to share-based awards ($1.7 million).

During 2009, the Company received net advances ($21.8 million) from existing credit facilities and proceeds from the issuance of preferred stock ($16.0 million). Repayments include payments made on indebtedness ($27.8 million), expenses related to debt issuance costs ($0.9 million), and costs related to issuance of preferred stock and warrants ($1.2 million).

During 2008, the Company issued 5.25% Convertible Notes (“2008 Notes”) due 2028 ($115.0 million), received net advances from existing credit facilities ($6.7 million) and incurred an increase in excess tax benefit related to share-based awards ($2.0 million). Payments include repayments made on indebtedness ($27.6 million), expenses related to the issuance of the 2008 Notes ($5.5 million) and repurchases of treasury stock ($0.3 million).

Non-Cash Impairment

The Company tests goodwill for impairment at the reporting unit level each year in the fourth quarter and on an interim basis if events occur or circumstances change that could result in a reduction in the reporting units fair value below the reporting unit’s carrying value. The Company tests other long-lived and intangible assets for impairment when events or circumstances exist which could result in a decline in the carrying value of the assets. Goodwill impairment is recognized when the carrying amount of goodwill exceeds the fair value. Other long-lived and intangible assets impairment is recognized when the carrying value of the assets exceeds the sum of the assets forecast undiscounted cash flows.

The test for goodwill, other long-lived assets, and intangible assets requires an analysis of the current business environment, future economic market indicators, expectations of future performance, anticipated cost of working capital requirements, projected revenue and operating margins, and market and industry risk rates. Recognition of changes in any of these variables may indicate existence of potential impairment.

During the fourth quarter of 2010, the Company reviewed generation trends of certain long-lived asset groups in response to recovering economic expectations. The Company performed an assessment of the recoverability of identified asset groups based upon the expected revenue generation capability of the asset groups over the remaining useful lives of the asset groups compared to the carrying value of the asset groups. The result of the assessment was discovery of certain asset groups’ inability to recover associated carrying value. Accordingly, the Company recorded a pre-tax impairment charge of $8.9 million related to long-lived assets, primarily rental tools within the Drilling segment. Further, during the fourth quarter of 2010 management tested certain definite-lived intangible assets due to changes in exclusive vendor relationships previously held and as a result recognized $0.4 million of impairment charges.

The Company anticipates a steady but constant economic recovery into the latter half of 2011. The Company also expects to continue to realize benefits from re-leveraging of sales through early 2011. Notwithstanding the aforementioned, uncertainties surrounding oil and natural gas prices and the global economy have contributed to conservative cash flows and higher risk-adjusted discount rates which were used in the annual 2010 assessment as compared to those used in the interim 2010 and annual 2009 assessments.

The Company believes cost containment actions taken in late 2009 and actively managed throughout 2010 were successful. These actions included closing operating locations, curtailing capital expenditures, reducing personnel levels, discontinuing the Company’s 401(k) matching, and focusing on cost margin management. The Company continues to emphasize collection of customer receivables and inventory management.

Off-Balance Sheet Arrangements

There have been no transactions that generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements for other contractually narrow or limited purposes. As of December 31, 2010, the Company was not involved in any unconsolidated SPEs.

The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments, that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FLOTEK INDUSTRIES, INC. – Form 10-K – 27

Back to Contents

Contractual Obligations

Cash flows from operations are dependent on a number of factors, including fluctuations in operating results, accounts receivable collections, inventory management, and the timing of payments for goods and services. Correspondingly, the impact of contractual obligations on the Company’s liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

Material contractual obligations consist of repayment of amounts borrowed through the 2008 and 2010 Notes, Senior Credit Facility debt, and capital and operating lease obligations. Contractual obligations at December 31, 2010 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2 - 3 years	4 -5 years	More than 5 years
Secured convertible senior notes	$36,004	$-	$36,004	$-	$-
Unsecured senior convertible notes	75,000	-	75,000	-	-
Interest expense on convertible notes(1)	12,384	5,828	6,556	-	-
Long-term debt obligations	33,621	6,047	27,574	-	-
Interest expense on long-term debt(2)	6,319	3,784	2,535	-	-
Capital lease obligations	960	407	553	-	-
Operating lease obligations	4,407	1,508	1,396	147	1,356
TOTAL	$168,695	$17,574	$149,618	$147	$1,356

(1) Interest at 5.25% with principal repayment on February 15, 2013, the date of the holders’ first put option.

(2) Interest at 12.5% until the principal balance is reduced below $30 million, and then interest at 11.5%. Scheduled principal reductions are considered, with final maturity of the debt on November 1, 2013.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenue and expenses during the reported periods. Significant accounting policies are described in Note 2 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes the following accounting policies are critical due to the significant, subjective and complex judgments and estimates required based upon management’s understanding of the Company’s business and to the Company’s preparation of the consolidated financial statements. The Company regularly reviews the judgments, assumptions and estimates related to the critical accounting policies noted below.

Inventory Reserves

Inventories consist of raw materials, work-in-process and finished goods and are carried at the lower of cost or market using the weighted average cost method. Finished goods inventories include raw materials, direct labor and production overhead. The Company’s inventory reserve represents the excess of inventory carrying value over the amount expected to be realized from the ultimate sale or other disposal of the inventory.

The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based on the Company’s forecast of product demand, historical usage of inventory on hand, market conditions, production and procurement requirements and technological developments. Significant or unanticipated changes in market conditions or forecast expectations could affect the amount and timing of provisions for excess or obsolete inventory.

The Company has not made any material change in the accounting methodology used to establish slow-moving and obsolete reserves during the past three fiscal years. Specific assumptions are updated at the date of each test to consider current industry and Company specific risk factors. The current business climate is subject to evolving market conditions and requires significant judgment to predict the potential impact to the Company assumptions. To the extent that changes in the current business environment result in adjustments to management assumptions, impairment losses could be realized in future periods. The potential change in the inventory reserve resulting from a hypothetical 10% adverse impact in the Company’s forecast annual demand for products would have increased the recommended inventory reserve by $0.2 million at December 31, 2010.

Revenue Recognition

Revenue for product sales and services is recognized when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable, and (iv) collectability is reasonably assured. The Company’s products and services are sold with fixed or determinable prices and do not typically include the right of return or any significant post delivery obligations. Revenue and associated accounts receivable in the Chemicals and Drilling segments are typically recorded net of discount when aforementioned conditions are met and a signed proof of obligation is obtained from the customer. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.

The Logistics division recognizes revenue related to design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of cost incurred to date proportionate to the total estimated costs of completion. This calculated percentage is applied to the total estimated revenue upon completion to calculate revenue earned to date. Contract costs include all direct labor and material costs, as well as, indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance metrics or estimated profitability, including those arising from contract bonus and penalty provisions and final contract settlements, may periodically result in revisions to income and expense estimates and are recognized in the period in which such revisions appear probable. All known or anticipated losses on contracts are recognized when such amounts become probable and estimable.

FLOTEK INDUSTRIES, INC. – Form 10-K – 28

Back to Contents

Within the Drilling segment, payments from customers for the contractually negotiated replacement and loss of use value of rental equipment damaged or lost-in-hole (“LIH”) are reflected as revenue and the carrying value of the equipment charged to cost of sales. LIH revenue totaled $3.1 million, $2.9 million and $4.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Goodwill

The Company annually evaluates the carrying value of goodwill in the fourth quarter of each year, as well as, on an interim basis if events occur or circumstances change that are indicative of a potential impairment. Such circumstances could include, but are not limited to significant adverse changes in the business climate, unanticipated competition, or changes in the projected operating results. Impairment testing consists of a two-step process. The first step is to compare the estimated fair value of each reporting unit’s carrying value. If the fair value of a reporting unit is less than the carrying value, the second step of the impairment test is performed to determine the amount of impairment, if any.

The Company determines fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses, and through use of independent fixed asset valuation firms, as appropriate. These types of analyses contain uncertainties as they require management to make assumptions and apply judgments regarding estimates of industry economic factors and the profitability of future business strategies. The Company’s policy is to conduct impairment testing based on current business strategies, taking into consideration current industry and economic conditions, as well as, the Company’s future expectations. Key assumptions used in the discounted cash flow valuation model include, among others, discount rates, growth rates, cash flow projections and terminal value rates. Discount rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data, as well as, Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in a similar business. Operational management, industry considerations and Company specific historical and projected results are used to develop cash flow projections for each reporting unit. Additionally, as part of the market multiple approach, the Company utilizes market data from publicly traded entities whose businesses operate in industries comparable to the Company’s reporting units, adjusted for certain factors that increase comparability.

During the Company’s 2010 annual impairment assessment the estimated fair value of the Chemicals reporting unit exceeded total carrying value by more than $81.3 million. The estimated fair value of the Teledrift reporting unit exceeded total carrying book value by approximately $21.3 million. As a result, Step 2 evaluation was not required. To evaluate the sensitivity of the fair value calculations of the reporting units, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the Chemicals and Teledrift reporting units by approximately $2.8 million and $2.2 million, respectively. In addition, the Company applied a hypothetical 10% reduction to the Company’s market multiples, key financial measures and estimated future cash flows utilized in the Company’s impairment analyses. The results of which would have reduced the estimated fair value of the Chemicals and Teledrift reporting units by approximately $20.0 million and $11.0 million, respectively. Neither of these sensitivity analyses were indicative of impairment.

The Company cannot predict the occurrence of events or circumstances that could adversely affect the fair value of goodwill. Such events may include, but are not limited to deterioration of the economic environment, in particular the oil and gas industry, increases in the Company’s weighted average cost of capital, material negative changes in relationships with significant customers, reductions in valuations of other public companies within the Company’s industry, or strategic decisions made in response to economic and competitive conditions. If actual results are not consistent with the Company’s current estimates and assumptions, an impairment of goodwill could be required.

Based upon annual and interim evaluations no goodwill impairment was assessed in 2010. Due to continuing macro-economic conditions affecting the oil and gas industry and financial performance of the Company’s reporting units, management tested for evidence of goodwill impairment during the second and third quarters of 2009, in addition to assessment of any annual impairment. A goodwill impairment charge of $18.5 million related to the Teledrift reporting unit was recognized in the second quarter of 2009. An annual impairment assessment during 2008 recognized $61.5 million of required impairment charges.

Long-Lived Assets Other than Goodwill

Long-lived assets other than goodwill consist of property, equipment and definite-lived intangible assets. The Company makes judgments and estimates regarding the carrying value of these assets, including amounts to be capitalized, depreciation and amortization method, useful lives and valuation of acquired definite-lived intangibles.

Long-lived assets other than goodwill are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying value of a long-lived asset is not recoverable and is in excess of fair value. The carrying value of a long-lived asset is deemed not recoverable if the carrying value is in excess of the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying value of the asset at the date tested for recoverability. The Company’s impairment evaluation considers internal valuation analyses and other publicly available market information, as well as, the use of an independent valuation firm, as appropriate.

The development of future net undiscounted cash flow projections requires management projections of future cash flows related to sales and profitability trends and the estimation of remaining useful lives of the assets. These projections are consistent with projections the Company uses to internally manage operations. When potential impairment is indicated, a discounted cash flow valuation model similar to that used to value goodwill at the reporting unit level, incorporating discount rates commensurate with risks associated with each asset, is used to determine the fair value of the asset in order to measure potential impairment. Discount rates are determined by using a WACC. Estimated revenue and WACC are the assumptions most sensitive and susceptible to change in the long-lived asset analysis as they require significant management judgment. The Company believes the assumptions used are reflective of what a market participant would have used in calculating fair value.

FLOTEK INDUSTRIES, INC. – Form 10-K – 29

Back to Contents

Valuation methodologies utilized to evaluate long-lived assets other than goodwill for impairment were consistent with prior periods. Specific assumptions discussed above are updated at each testing date to consider current industry and Company-specific risk factors from the perspective of a market participant. The current business climate is subject to evolving market conditions and requires significant management judgment to interpret the potential impact upon the Company’s assumptions. To the extent that changes in the current business climate result in adjustments to management projections, impairment losses may be recognized in future periods.

During the fourth quarter of 2010, management tested for impairment of certain definite-lived intangible assets due to the loss of the exclusivity of contractual vendor relationships previously recognized. The Company also tested long-lived rental tool assets due to unfavorable shifts in assumptions regarding historical industry demand of rental assets. Impairment of long-lived rental tool fixed assets of $8.9 million and definite long-lived intangible assets of $0.4 million was realized as a result of the 2010 impairment assessment.

Due to continuing macro-economic factors affecting the oil and natural gas industry and the financial performance of the Company’s reporting units, management tested for evidence of long-lived asset impairment during the second and the third quarters of 2009. Assessments for impairment focused on the Teledrift and Chemicals reporting units. No long-lived asset impairment was recorded related to any reporting units for 2009. Due to the changing business conditions identified late in the fourth quarter of 2008, the Company determined that a test for potential impairment of long-lived assets was appropriate. An analysis was performed during the fourth quarter 2008 which resulted in the Company recognizing a $6.2 million impairment of definite-lived intangible assets, primarily customer lists and patents.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of customers and grants credit based upon past payment history, financial condition and industry expectations. The determination of the collectability of amounts due from customers requires the Company to use estimates and make judgments regarding future events and trends, including monitoring customers’ payment history and current credit worthiness in order to determine that collectability is reasonably assured, as well as, considering the overall business climate in which the customers operate. These uncertainties require the Company to make frequent judgments and estimates regarding a customers’ ability to pay amounts due in order to assess an appropriate allowance for doubtful accounts. The primary factors used to quantify the allowance are customer bankruptcy, delinquency, and the Company’s estimate of the ability to collect outstanding receivables based on the number of days outstanding. Substantially all of the Company’s customers are involved in the energy industry. The cyclical nature of the industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on obligations. Additionally, some customers are located in certain international areas that are inherently subject to risks of economic, political and civil instability.

While credit losses have historically been within expectations and provisions established, should actual write-offs differ from estimates, revisions to the allowance would be recognized. The Company; however, cannot assume historical credit loss rates will continue.

Warrant Liabilities

The Company evaluates financial instruments for freestanding and embedded derivatives. Warrant liabilities do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company used the Black-Scholes option-pricing model to estimate the fair value of warrant liabilities at the end of each applicable reporting period. Changes in the fair value of warrant liabilities during each reporting period are included in the statement of operations. Inputs into the Black-Scholes option-pricing model require estimates, including such items as estimated volatility based upon historical volatilities of the Company’s stock and an identified group of peer companies and estimated life of the financial instruments being fair valued.

Fair Value Measurements

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities the Company considers the principal, or most advantageous market, and assumptions that market participants would use when pricing the asset or liability. The Company categorizes its financial assets and liabilities into a three-tiered fair value hierarchy, based upon the nature of the inputs used in the determination of fair value. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability and may be observable or unobservable. Significant judgments and estimates are required, particularly when inputs are based on pricing for similar assets or liabilities, pricing in non-active markets or when unobservable inputs are required.

Income Taxes

The determination of the Company’s tax provision is subject to judgments and estimates due to the complexity and the effect of the tax laws upon the Company due to operations in multiple tax jurisdictions. Income tax expense is based on taxable income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. The Company’s income tax expense is expected to fluctuate from year to year as the amount of pre-tax income fluctuates. Changes in tax laws, and the level of operations or profitability in each jurisdiction may impact the Company’s tax liability. While the annual tax provision is based on the information available to the Company at the time of preparation a number of years may elapse before the ultimate tax liabilities are determined.

FLOTEK INDUSTRIES, INC. – Form 10-K – 30

Back to Contents

Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of assets and liabilities using statutory tax rates in effect at year end. A valuation allowance is recorded against tax assets when it is more likely than not that tax assets will not be realized. At December 31, 2010, the Company has recorded a valuation allowance of $22.9 million for its deferred tax assets.

The Company periodically identifies and evaluates uncertain tax positions. This process involves consideration of the amounts and probabilities of various outcomes that could be realized upon ultimate settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for prior tax positions. Any changes in estimates are recorded in the results of operations in the period in which the change occurs. At December 31, 2010, the Company performed an evaluation of its various tax positions and concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.

Share-Based Compensation

The Company has stock-based incentive plans which may issue stock options, restricted stock and other incentive awards. Stock-based compensation expense for options is determined based on an estimated grant-date fair value. The fair value is calculated using the Black-Scholes option-pricing model and is recognized pro-ratably as expense over the requisite service period. The option-pricing model requires the input of highly subjective assumptions, including expected volatility and expected option life. In addition, the Company estimates an expected forfeiture rate and only recognizes expense for those shares expected to vest. The estimated forfeiture rate is based upon historical experience. To the extent that the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly.

Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the course of business. Management considers the likelihood of any loss or impairment of an asset or the incurrence of a liability, as well as, the Company’s ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Accruals for loss contingencies have not been recorded during the past three years. The Company regularly evaluates current information available to determine whether such accruals are necessary.

Seasonality

Due to higher customer spending near year end, the results of operations of the Chemicals segment are generally stronger in the fourth quarter of the year than the beginning of the year. The results of operations of the Artificial Lift segment are generally weaker in the second quarter of the year due to restrictions on drilling on federal lands due to breeding seasons of certain endangered bird species.

Recent Accounting Pronouncements

Recent accounting pronouncements which may impact the Company are described in Note 2 – “Summary of Significant Accounting Policies” to the Notes to the Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. – Form 10-K – 31

Back to Contents

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, and, to a limited extent, commodity prices and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates during the next year. The Company manages the exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates or foreign currency rates is not permitted. The Company does not consider any of these risk management activities to be material.

At December 31, 2010, the Company does not have significant market risk related to changes in interest rates, commodity prices or foreign currency exchange rates.

Interest Rate Risk

The Company was exposed to the impact of interest rate fluctuations on outstanding indebtedness under the previous Wells Fargo senior credit facility which had variable interest rates. As required by the previous senior credit facility, the Company entered into an interest rate swap agreement on 50% of the term loan facility to partially reduce exposure to interest rate risk. The Wells Fargo senior credit facility was repaid in March 2010; accordingly, the Company terminated the interest rate swap and recognized a loss of $0.1 million in 2010 upon termination.

ITEM 8  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Flotek Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Flotek Industries, Inc. and Subsidiaries as of December 31, 2010 and the related consolidated statement of operations, cash flows and changes in stockholders’ equity (deficit) for the year then ended. These financial statements are the responsibility of the Flotek Industries, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flotek Industries, Inc. and Subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Flotek Industries Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010 and, accordingly, we do not express an opinion thereon.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share lending arrangements on January 1, 2010.

/s/ Hein & Associates, LLP

Houston, Texas

March 16, 2011

FLOTEK INDUSTRIES, INC. – Form 10-K – 32

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Flotek Industries, Inc. and Subsidiaries:

We have audited the accompanying Consolidated Balance Sheet of Flotek Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flotek Industries, Inc. and Subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

May 21, 2010, except for the effect in 2009 and 2008 of the change in the method of accounting for a share lending arrangement, described in Note 2, which is as of March 16, 2011

FLOTEK INDUSTRIES, INC. – Form 10-K – 33

Back to Contents

Consolidated Balance Sheets

FLOTEK INDUSTRIES, INC.

(in thousands, except share data)	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$19,863	$6,485
Restricted cash	150	10
Accounts receivable, net of allowance for doubtful accounts of $262 and $948 at December 31 2010 and 2009, respectively	27,310	14,612
Inventories	27,845	27,232
Deferred tax assets, net	575	762
Income tax receivable	2,973	6,607
Other current assets	1,041	871
Total current assets	79,757	56,579
Property and equipment, net	42,524	60,251
Goodwill	26,943	26,943
Deferred tax assets, net	117	-
Other intangible assets, net	35,466	35,128
TOTAL ASSETS	$184,807	$178,901
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,520	$8,021
Accrued liabilities	11,956	4,941
Interest payable	2,185	2,672
Current portion of long-term debt	6,454	8,949
Deferred tax liabilities, net	117	-
Total current liabilities	34,232	24,583
Convertible notes, net of discount	98,555	95,601
Long-term debt, less current portion	28,127	23,589
Warrant liability	26,193	4,729
Deferred tax liabilities, net	1,153	3,203
Total liabilities	188,260	151,705
Commitments and contingencies
Stockholders’ equity (deficit):
Cumulative convertible preferred stock at accreted value, $0.0001 par value, 100,000 shares authorized; 11,205 and 16,000 shares issued and outstanding at December 31, 2010 and 2009, respectively; liquidation preference of $1,000 per share	7,280	6,943
Common stock, $0.0001 par value, 80,000,000 shares authorized; 36,753,891 shares issued and 35,327,893 shares outstanding at December 31, 2010; 24,168,292 shares issued and 23,362,907 shares outstanding at December 31, 2009	4	2
Additional paid-in capital	103,408	84,020
Accumulated other comprehensive income	97	118
Accumulated deficit	(113,350)	(63,342)
Treasury stock, at cost; 565,199 and 346,270 shares at December 31, 2010 and 2009, respectively	(892)	(545)
Total stockholders’ equity (deficit)	(3,453)	27,196
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$184,807	$178,901

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. – Form 10-K – 34

Back to Contents

Consolidated Statements of Operations

FLOTEK INDUSTRIES, INC.

(in thousands, except per share data)	Year ended December 31,
	2010	2009	2008
Revenue	$146,982	$112,550	$226,063
Cost of revenue	94,012	83,166	135,307
Gross margin	52,970	29,384	90,756
Expenses:
Selling, general and administrative	41,861	36,943	46,311
Depreciation and amortization	4,543	4,926	5,570
Research and development	1,441	2,118	1,931
Impairment of long-lived assets	8,898	-	-
Loss on disposal of long-lived assets	2,104	-	-
Impairment of goodwill and intangible assets	390	18,500	67,695
Total expenses	59,237	62,487	121,507
Loss from operations	(6,267)	(33,103)	(30,751)
Other income (expense):
Loss on extinguishment of debt	(995)	-	-
Interest expense	(19,399)	(15,524)	(13,894)
Other financing costs	(816)	-	-
Change in fair value of warrant liability	(21,464)	465	-
Other expense, net	(69)	(155)	(96)
Total other expense	(42,743)	(15,214)	(13,990)
Loss before income taxes	(49,010)	(48,317)	(44,741)
(Provision) benefit for income taxes	5,545	(2,016)	10,499
NET LOSS	(43,465)	(50,333)	(34,242)
Accrued dividends and accretion of discount on preferred stock	(6,543)	(2,231)	-
Net loss attributable to common stockholders	$(50,008)	$(52,564)	$(34,242)
Basic and diluted loss per common share:
Basic and diluted loss per common share	$(1.94)	$(2.68)	$(1.79)
Weighted average common shares used in computing basic and diluted loss per common share	25,731	19,595	19,157

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. – Form 10-K – 35

Back to Contents

Consolidated Statements of Stockholders’ Equity (Deficit)

FLOTEK INDUSTRIES, INC.

(in thousands)	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares Issued	Value	Shares	Value	Shares	Cost
Balance December 31, 2007	18,803	$1	-	$-	72	$(190)	$54,141	$45	$23,464	$77,461
Net loss	-	-	-	-	-	-	-	-	(34,242)	(34,242)
Foreign currency translation adjustment	-	-	-	-	-	-	-	80	-	80
Comprehensive loss										(34,162)
Common stock issued under share lending agreement	3,800	1	-	-	-	-	-	-	-	1
Treasury stock purchased	-	-	-	-	17	(307)	-	-	-	(307)
Restricted stock forfeited	-	-	-	-	70	-	-	-	-	-
Stock options exercised	519	-	-	-	-	-	905	-	-	905
Restricted stock granted	52	-	-	-	-	-	-	-	-	-
Tax benefit of share-based awards	-	-	-	-	-	-	2,020	-	-	2,020
Stock compensation expense							2,500			2,500
Convertible debt bifurcation; net of tax	-	-	-	-	-	-	17,222	-	-	17,222
Fair value of share lending agreement	-	-	-	-	-	-	465	-	-	465
Balance December 31, 2008	23,174	2	-	-	159	(497)	77,253	125	(10,778)	66,105
Net loss	-	-	-	-	-	-	-	-	(50,333)	(50,333)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(7)	-	(7)
Comprehensive loss										(50,340)
Sale of preferred stock and detachable warrants	-	-	16	10,806	-	-		-	-	10,806
Issuance costs of preferred stock and detachable warrants	-	-	-	-	-	-	(1,199)	-	-	(1,199)
Accretion of discount on preferred stock	-	-	-	1,331	-	-	-	-	(1,331)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(900)	(900)
Beneficial conversion discount on preferred	-	-	-	(5,194)	-	-	5,194	-	-	-
Restricted stock forfeited	-	-	-	-	152	-	-	-	-	-
Stock options exercised	100	-	-	-	-	-	30	-	-	30
Restricted shares issued and treasury stock purchased in payment of 2008 bonus	471	-	-	-	35	(48)	481	-	-	433
Restricted stock granted	423	-	-	-	-	-	-	-	-	-
Reduction in tax benefit of share-based awards	-	-	-	-	-	-	(195)	-	-	(195)
Stock compensation expense	-	-	-	-	-	-	1,731	-	-	1,731
Tax benefit related to convertible debt bifurcation	-	-	-	-	-	-	725	-	-	725
Balance December 31, 2009	24,168	2	16	6,943	346	(545)	84,020	118	(63,342)	27,196
Net loss	-	-	-	-	-	-	-	-	(43,465)	(43,465)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(21)	-	(21)
Comprehensive loss			`							(43,486)
Common stock issued in payment of debt issuance costs	4,042	1	-	-	-	-	5,095	-	-	5,096
Common stock issued in exchange of convertible notes	1,569	-	-	-	-	-	1,992	-	-	1,992
Accretion of discount on preferred stock	-	-	-	5,132	-	-	-	-	(5,132)	-
Preferred stock dividends, net of forfeitures	-	-	-	-	-	-	-	-	(1,411)	(1,411)
Stock warrants exercised	3,923	1	-	-	-	-	4,452	-	-	4,453
Stock options exercised	140	-	-	-	-	-	114	-	-	114
Restricted stock granted	827	-	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	23	-	-	-	-	-
Treasury stock purchased	-	-	-	-	196	(347)	-	-	-	(347)
Reduction in tax benefit related to share-based awards	-	-	-	-	-	-	(1,744)	-	-	(1,744)
Stock compensation expense	-	-	-	-	-	-	4,684	-	-	4,684
Conversion of preferred stock into common stock	2,085	-	(5)	(4,795)	-	-	4,795	-	-	-
Balance December 31, 2010	36,754	$4	11	$7,280	565	$(892)	$103,408	$97	$(113,350)	$(3,453)

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. – Form 10-K – 36

Back to Contents

Consolidated Statements of Cash Flows

FLOTEK INDUSTRIES, INC.

(in thousands)	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities :
Net loss	$(43,465)	$(50,333)	$(34,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,768	14,186	12,844
Amortization of deferred financing costs	3,914	1,552	1,111
Accretion of debt discount	4,946	4,798	3,580
Change in fair value of warrant liability	21,464	(465)	-
Gain on sale of assets	(1,261)	(1,365)	(2,881)
Impairment of goodwill, intangible assets and fixed assets	9,289	18,500	67,695
Stock compensation expense	4,684	1,731	2,500
Reduction in excess tax benefit related to share-based awards	1,744	195	(2,020)
Deferred income tax (benefit) provision	(3,611)	10,500	(20,881)
Unrealized (gain) loss on interest rate swap	-	(199)	533
Loss on extinguishment of debt	995	-	-
Change in current assets and liabilities:
Restricted cash	(140)	(1)	(1)
Accounts receivable	(12,698)	22,593	(8,543)
Inventories	(613)	10,795	(14,522)
Income tax receivable	3,634	(6,607)	-
Other current assets	(170)	449	(233)
Accounts payable	5,499	(14,645)	12,415
Accrued liabilities	4,607	(9,768)	5,124
Interest payable	(487)	270	2,395
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,099	2,186	24,874
Cash flows from investing activities :
Proceeds from sale of assets	5,460	2,858	4,554
Acquisitions, net of cash acquired	-	-	(97,973)
Purchase of patents	-	(2)	(48)
Capital expenditures	(6,060)	(6,555)	(23,711)
NET CASH USED IN INVESTING ACTIVITIES	(600)	(3,699)	(117,178)
Cash flows from financing activities :
Proceeds from exercise of stock options	3	30	905
Purchase of treasury stock	(236)	(48)	(307)
Proceeds from borrowings	40,000	21,807	6,729
Proceeds from convertible debt offering	-	-	115,000
Debt issuance costs	(2,004)	(819)	(5,485)
Reduction in excess tax benefit related to share-based awards	(1,744)	(195)	2,020
Repayments of indebtedness	(38,572)	(27,764)	(27,647)
Proceeds from preferred stock offering	-	16,000	-
Issuance costs of preferred stock and detachable warrants	-	(1,199)	-
Proceeds from exercise of warrants	4,453	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,900	7,812	91,215
Effect of exchange rate changes on cash and cash equivalents	(21)	(7)	-
Net increase (decrease) in cash and cash equivalents	13,378	6,292	(1,089)
Cash and cash equivalents at the beginning of year	6,485	193	1,282
CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$19,863	$6,485	$193

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. – Form 10-K – 37

Back to Contents

Notes to Consolidated Financial Statements

NOTE 1  Organization and Nature of Operations

Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified global developer and supplier of drilling and production related products and services. The Company’s strategic focus, and that of all wholly owned subsidiaries, includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. The Company also manages automated material handling, loading facilities and blending capabilities for a variety of bulk materials. The Company’s products and services enable customers to drill wells more efficiently, to increase production from existing wells and to decrease well operating costs. Major customers include leading oilfield service providers, major as well as, independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.

The Company is headquartered in Houston, Texas, and has operational locations in Colorado, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and the Netherlands. Products are marketed domestically and internationally in over 20 countries.

Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.

NOTE 2  Summary of Significant Accounting Policies

Accounting Principles

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Flotek Industries, Inc. and all wholly owned subsidiary corporations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable arise from product sales, product rentals and services and are stated at net realizable value (“NRV”). NRV incorporates an allowance for doubtful accounts which estimates the probability of collectability. The Company regularly evaluates accounts receivable in order to estimate the provision for doubtful accounts and corresponding charge to operating expense. The valuation allowance considers the age of the receivable balance, individual customer circumstances, credit conditions and historical write-offs and collections.

Substantially all of the Company’s customers are engaged in the energy industry. The cyclical nature of the energy industry can affect customers’ operating performance and cash flows, which directly impact the Company’s ability to collect on outstanding obligations. Additionally, certain customers are located in international areas that are inherently subject to risks of economic, political and civil instability, which can impact the collectability of receivables.

Changes in the allowance for doubtful accounts is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Beginning balance	$948	$1,465	$1,354
Charge to cost and expense	94	45	215
Write-offs	(780)	(562)	(104)
Ending balance	$262	$948	$1,465

FLOTEK INDUSTRIES, INC. – Form 10-K – 38

Back to Contents

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, using the weighted-average cost method, or market. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventory on hand, in order to identify any excess inventory or obsolescence. A provision for identified excess or obsolete inventory is recorded based upon, but not limited to, forecasted product demand, historical trends, market conditions, management’s knowledge of the industry, production or procurement requirements and technological developments and advancements.

Property and Equipment

Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and improvements are capitalized. Depreciation or amortization of property and equipment, including assets held under capital leases, is calculated using the straight-line method of depreciation over the asset’s estimated useful life:

Buildings and leasehold improvements	2-30 years
Machinery, equipment and rental tools	3-10 years
Furniture and fixtures	3 years
Transportation equipment	2-5 years
Computer equipment	3-7 years

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include significant decline in market value and significant change in business climate. Loss of impairment is recognized when the carrying value of an asset exceeds the forecasted undiscounted future cash flows from the use of the asset, inclusive of eventual disposition. The amount of impairment loss realized is the excess of the carrying value over the fair value. Fair value is generally determined by an appraisal or by using a discounted cash flow analysis. Assets to be disposed of are reported at the lower of the carrying value or the fair value less the cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

Goodwill

Goodwill is the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization, but rather is required to be tested for impairment annually, or more frequently if events or circumstances are indicative of a decline in fair value below corresponding carrying value. Events or circumstances include any adverse change in business climate or change in future operational considerations.

Goodwill is tested for impairment using a two step process at a reporting unit level. The first step is to compare the identified reporting unit’s fair value to carrying value. Determination of fair value considers a combined market based approach and discounted cash flow income approach. If a reporting unit’s fair value is less than the reporting units’carrying value, a second step is performed to quantify the amount, if any, of impairment loss. The second step in essence compares the implied fair value of the reporting unit’s goodwill with the reporting unit’s carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess.

Other Intangible Assets

Other intangible assets primarily consist of customer relationships, purchased patents and purchased brand names with determinable lives. The cost of an intangible asset is amortized using the straight-line method over an estimated period of economic benefit, ranging from two to 20 years. Intangible asset lives are adjusted whenever a change in the estimated period of economic benefit becomes apparent. No residual value is assigned to intangible assets; however, the Company capitalizes costs incurred to renew or extend the term of an intangible asset. The Company has no intangible assets with indefinite lives.

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable, including any change in the extent or manner in which the asset is being used or a change in future operational considerations. The loss on impairment recognized is the amount by which the carrying value of the intangible asset exceeds fair value. Fair value is determined using various accepted fair value methodologies, including the discounted cash flow methodology.

Warrant Liabilities

Warrant liabilities do not have readily determinable fair values. At the end of each reporting period, the Company uses the Black-Scholes option-pricing model to estimate the fair value of warrant liabilities. Changes in the fair value of the warrant liabilities are recognized in the statement of operations.

Fair Value Measurements

The Company categorizes financial assets and liabilities using a three-tier fair value hierarchy, based upon the nature of the inputs used in the determination of fair value. Inputs refer broadly to assumptions market participants would use to value an asset or liability and may be observable or unobservable.

Revenue Recognition

Revenue for product sales and services is recognized when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) products are shipped or services rendered to the customer and significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectability is reasonably assured. Products and services are sold with fixed or determinable prices and do not include right of return provisions or other significant post delivery obligations. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete. Shipping and handling costs are reflected in cost of revenue. Taxes collected are not included in revenue, rather taxes are accrued for future remittance to governmental authorities.

The Logistics division recognizes revenue from design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. Contracts for services are inclusive of direct labor and material costs, as well as, indirect costs of operations. General and administrative costs are charged to expense as incurred. Changes in job performance metrics and estimated profitability, including contract bonus or penalty provisions and final contract settlements, are recognized in the period such revisions appear probable. Known or anticipated losses on contracts are recognized in full when amounts are both probable and estimable. Bulk material loading revenue is recognized as services are performed.

FLOTEK INDUSTRIES, INC. – Form 10-K – 39

Back to Contents

Drilling revenue is recognized upon receipt of a customer signed and dated field billing ticket. Customers are charged contractually agreed amounts for oilfield rental equipment damaged or lost-in-hole (“LIH”). LIH proceeds are recognized as revenue and the associated carrying value is charged to cost of sales. LIH revenue totaled $3.1 million, $2.9 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company generally is not contractually obligated to accept returns, with the exception of defective products. Products determined to be defective are typically replaced or the customer is issued a credit memo. Based on historical return rates, no provision is made for returns at the time of sale. All costs associated with product returns are expensed as incurred.

Foreign Currency

Foreign subsidiary stand alone financial statements are prepared in the local currency with the exception of those subsidiaries that have elected the US dollar as the functional currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at exchange rates in effect as of the end of identified reporting periods. Revenue and expense transactions are translated using the average monthly exchange rate for the reporting period. Resultant translation adjustments are recognized as other comprehensive income (loss) within stockholders’ equity.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes

Income tax expense is a factor of income, statutory tax rates and tax planning opportunities available in the jurisdictions in which the Company does business. The annual income tax provision is based upon the interpretation of tax laws in numerous jurisdictions in which the Company operates and requires the use of estimates and assumptions regarding future events, including the amount, timing and character of income, deductions and tax credits. Change in tax laws, regulations and or profitability in each jurisdiction impacts the final tax liability. The Company’s annual tax provision is based on available information at time of estimation; however, years may elapse before recorded tax liabilities are realized.

The Company’s income tax benefit reflects an estimate of current year income tax liability/benefit, as well as, changes in applicable tax rates and other estimates. Deferred tax assets and liabilities are recognized for expected future tax effects of temporary differences resulting from differences in the financial basis and the tax basis of assets and liabilities calculated using the statutory tax rates in effect at the end of the period presented. A valuation allowance for deferred tax assets is recorded when it is probable that the benefit of a deferred tax asset will not be realized. The Company provides for uncertain tax positions pursuant to current accounting standards.

It’s the Company’s intent to permanently reinvest all undistributed earnings of non-US subsidiaries. Accordingly, the Company has not provided for US deferred taxes on the undistributed earnings of non-US subsidiaries. Any distributions made from undistributed earnings of non-US subsidiaries are liable for additional taxes. The Company cannot predict when, if at all, it will make a distribution of these undistributed earnings and is unable to make a determination of the amount for unrecognized deferred taxes.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reported period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding; for the period reported inclusive of potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of stock options and warrants and conversion of convertible senior notes and convertible preferred stock.

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Prepayment of debt proportionately accelerates the recognition of amortization of debt issuance cost and interest expense associated with the payment.

Stock-Based Compensation

Stock-based compensation expense for share-based payments, related to stock options and restricted stock awards, is recognized based on their grant-date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of identified contingent liabilities and reported amounts of revenue and expense. Actual results could differ from estimates. Significant items subject to estimates and assumptions include application of the percentage-of-completion method of revenue recognition, carrying amounts and useful lives of property and equipment and intangible assets, share-based compensation expense, valuation allowances for accounts receivable and inventories and impairment assessments. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

FLOTEK INDUSTRIES, INC. – Form 10-K – 40

Back to Contents

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Application of New Accounting Standard

Effective January 1, 2010, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” which amended or added certain paragraphs to the related Accounting Standards Codification (“ASC” or “Codification”) Topic 470, “Debt.” This standard addresses the accounting for an entity’s own-share lending arrangement initiated in conjunction with convertible debt or another financing offering and the effect of the share-lending arrangement on earnings per share. The guidance also addresses the accounting and earnings per share implications for probable or actual defaults by the share borrower. The new guidance is required to be applied retrospectively to all periods presented.

The Company has adopted this guidance and applied it to the existing share lending arrangement (See Note 10). The retrospective effect of the adoption of ASU No. 2009-15 on the Company’s consolidated balance sheet as of December 31, 2009 and the consolidated statements of operations for the years ended December 31, 2009 and 2008 is provided below (in thousands, except per share data):

Consolidated Balance Sheet	As of December 31, 2009
	As Reported	Adjustment	As Adjusted
Other intangible assets, net	$34,837	$291	$35,128
Total assets	178,610	291	178,901
Additional paid-in capital	$83,555	$465	$84,020
Accumulated deficit	(63,168)	(174)	(63,342)
Total stockholders’ equity	26,905	291	27,196
Total liabilities and stockholders’ equity	178,610	291	178,901
Consolidated Statement of Operations	Year ended December 31, 2009
	As Reported	Adjustment	As Adjusted
Interest expense	$(15,431)	$(93)	$(15,524)
Net loss	(50,240)	(93)	(50,333)
Net loss attributable to common stockholders	(52,471)	(93)	(52,564)
Basic and diluted loss per common share	$(2.68)	$-	$(2.68)
Weighted average common shares used in computing basic and diluted loss per common share	19,595		19,595
Consolidated Statement of Operations	Year ended December 31, 2008
	As Reported	Adjustment	As Adjusted
Interest expense	$(13,813)	$(81)	$(13,894)
Net loss	(34,161)	(81)	(34,242)
Net loss attributable to common stockholders	(34,161)	(81)	(34,242)
Basic and diluted loss per common share	$(1.78)	$(0.01)	$(1.79)
Weighted average common shares used in computing basic and diluted loss per common share	19,157		19,157

New Accounting Requirements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” amending ASC Topic 820-10 which requires disclosure related to movements in and out of fair value hierarchy Levels 1, 2 and 3 and clarifies existing disclosures regarding the classification and valuation techniques used to measure fair value. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 fair value measurement disclosures, which are effective for fiscal years beginning after December 31, 2010. Adoption of this accounting guidance, effective January 1, 2010, resulted in no additional disclosures as the Company experienced no movement in fair value measurements between hierarchy levels.

FLOTEK INDUSTRIES, INC. – Form 10-K – 41

Back to Contents

NOTE 3  Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of assets acquired, net	$-	$-	$97,973
Warrant liability recognized upon issuance of warrants	-	5,194	-
Fair value of share lending agreement treated as issuance cost	-	-	465
Value of common stock issued in payment of debt issuance costs	5,095	-	-
Value exchanged in conversion of preferred stock into common stock	4,795	-	-
Debt related commitment fees included in accrued liabilities	1,000	-	-
Value of common stock issued in exchange for convertible notes	1,992	-	-
Reduction in convertible debt upon note exchange	1,996	-	-
Property and equipment acquired through capital leases	615	211	599
Exercise of stock options by common stock surrender	111	-	-
Restricted shares issued in payment of accrued bonuses	-	481	-
SUPPLEMENTAL CASH PAYMENT INFORMATION:
Interest paid	$10,901	$9,063	$6,434
Income taxes (refunded) paid, net	(6,186)	3,685	8,244

NOTE 4  Acquisitions

On February 14, 2008, Teledrift Acquisition, Inc, a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Teledrift, Inc. (“Teledrift”), in an equity purchase acquisition, for an aggregate cash purchase price of $98.0 million. The acquisition resulted in recognition of goodwill of $46.4 million and intangible assets of $31.6 million within the Company’s Drilling segment. Teledrift designs and manufactures wireless survey and measurement while drilling (“MWD”) tools.

NOTE 5  Product Revenue

The Company differentiates revenue and cost of revenue depending upon whether the source of revenue is related to Products, Rentals or Services (in thousands):

	Year ended December 31,
	2010	2009	2008
Revenue:
Product	$93,763	$72,282	$145,074
Rental	42,169	28,620	60,343
Service	11,050	11,648	20,646
	$146,982	$112,550	$226,063
Cost of revenue:
Product	$54,924	$48,728	$88,384
Rental	22,390	17,769	28,093
Service	7,476	7,409	11,556
Depreciation	9,222	9,260	7,274
	$94,012	$83,166	$135,307

FLOTEK INDUSTRIES, INC. – Form 10-K – 42

Back to Contents

NOTE 6  Inventory

Inventory is comprised of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$10,920	$9,653
Work-in-process	25	-
Finished goods	19,533	20,659
Gross inventory	30,478	30,312
Less reserve for excess and obsolete inventory	(2,633)	(3,080)
INVENTORY, NET	$27,845	$27,232

Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Beginning balance	$3,080	$2,407	$2,394
Charged to costs and expense	771	6,340	3,567
Deductions	(1,218)	(5,667)	(3,554)
ENDING BALANCE	$2,633	$3,080	$2,407

NOTE 7  Property and Equipment

Property and equipment includes (in thousands):

	December 31,
	2010	2009
Land	$1,266	$1,338
Buildings and leasehold improvements	18,609	19,143
Machinery, equipment and rental tools	40,247	62,369
Equipment in progress	1,271	133
Furniture and fixtures	1,278	1,306
Transportation equipment	3,648	4,252
Computer equipment	1,895	1,750
Property and equipment	68,214	90,291
Less accumulated depreciation	(25,690)	(30,040)
PROPERTY AND EQUIPMENT, NET	$42,524	$60,251

Depreciation expense, inclusive of expense captured in cost of revenue, was $11.3 million, $11.7 million and $9.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the fourth quarter of 2010, the Company’s testing determined potential impairment of certain rental fixed assets within the Drilling segment was required due to shifts in market demand. Drilling activity has become more concentrated in horizontal and directional drilling versus vertical drilling, which in recent years had been more dominant.

The estimated fair value of identified asset groups was calculated based on probability weighted future cash flows. Expected cash flows of each identified asset group took into consideration direct material cost margins and serviceable costs, historic and expected utilization, and remaining useful life. In addition, the Company used a present value WACC technique to analyze the recoverability of the identified asset groups. The Company recognized impairment charges of $8.9 million during the year ended December 31, 2010 and a net loss on disposal of assets of $2.2 million.

NOTE 8  Goodwill

Goodwill is tested for impairment annually in the fourth quarter of the calendar year, or more frequently if circumstances are indicative of potential impairment. Of the Company’s four identified reporting units (Chemicals and Logistics, Artificial Lift, Drilling Products, and Teledrift), only two, Chemicals and Logistics and Teledrift had goodwill at December 31, 2010.

FLOTEK INDUSTRIES, INC. – Form 10-K – 43

Back to Contents

The Company’s 2010 annual goodwill impairment assessment resulted in no impairment of any reporting unit’s is goodwill. During 2009, periodic assessments of goodwill were performed due to continuing deterioration in global economies and oil and natural gas industry conditions; as well as the declining financial performance of all reporting units. An impairment charge of $18.5 million was recognized for the Teledrift reporting unit in June 2009. No additional impairment of goodwill was deemed necessary during subsequent interim or annual testing during the remainder of 2009. As a result of the Company’s 2008 annual assessment of goodwill impairment, the Company recognized goodwill impairments totaling $61.4 million accross three of the four reporting units.

In the determination of identified reporting units, management made estimates and judgments regarding future cash flows and market values using both an income and market valuation approach, and Level 3 inputs as defined under the fair value measurement hierarchy. The income approach, specifically a discounted cash flow analysis, included assumptions for discount rates, cash flow projections, growth rates and terminal value rates. Each assumption discussed above is reevaluated at each testing date in order to take into consideration Company-specific risk factors and market participant’s perspective of current industry trends.

The changes in the carrying value of goodwill for each reporting unit were as follows (in thousands):

	Chemicals and Logistics	Downhole Tool	Teledrift	Artificial Lift	Total
Balance at December 31, 2008:
Goodwill	$11,610	$43,009	$46,396	$5,861	$106,876
Accumulated impairment losses	-	(43,009)	(12,563)	(5,861)	(61,433)
Goodwill balance, net	11,610	-	33,833	-	45,443
Activity during the year 2009:
Goodwill impairment recognized	-	-	(18,500)	-	(18,500)
Balance at December 31, 2009:
Goodwill	11,610	43,009	46,396	5,861	106,876
Accumulated impairment losses	-	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	11,610	-	15,333	-	26,943
Activity during the year 2010:
Goodwill impairment recognized	-	-	-	-	-
Balance at December 31, 2010:
Goodwill	11,610	43,009	46,396	5,861	106,876
Accumulated impairment losses	-	(43,009)	(31,063)	(5,861)	(79,933)
GOODWILL BALANCE, NET	$11,610	$-	$15,333	$-	$26,943

NOTE 9  Other Intangible Assets

Other intangible assets are as follows (in thousands):

	December 31,
	2010		2009
	Carrying Value	Accumulated Amortization	Carrying Value	Accumulated Amortization
Patents	$6,330	$2,932	$6,282	$2,618
Customer lists	28,544	9,193	28,543	7,843
Non-compete agreements	1,715	1,581	1,715	1,500
Brand names	6,199	945	6,199	638
Supply contract	-	-	1,700	921
Other	396	396	428	405
Total intangible assets acquired	43,184	15,047	44,867	13,925
Deferred financing costs	12,827	5,498	6,933	2,747
Total other intangible assets	$56,011	$20,545	$51,800	$16,672
Other intangible assets, net	$35,466		$35,128

Other intangible assets acquired are amortized on a straight-line basis from two to 20 years. Intangible asset amortization expense of $2.5 million, $2.5 million and $3.4 million was recognized for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of deferred financing costs of $4.0 million, $1.5 million and $1.1 million was recognized for the years ended December 31, 2010, 2009 and 2008, respectively.

FLOTEK INDUSTRIES, INC. – Form 10-K – 44

Back to Contents

Estimated future amortization expense for other intangible assets existing at December 31, 2010 for the next five calendar years totals (in thousands):

Year ending December 31,
2011	$6,098
2012	5,057
2013	2,144
2014	1,941
2015	1,941

During the fourth quarter of 2010, the Company became aware of a noncompliance with an exclusivity and preferential pricing arrangement previously recorded as an intangible asset with remaining unamortized residual value of $0.4 million. Consequently, the Company realized an impairment loss of $0.4 million.

During the fourth quarter of 2008, the Company tested other intangible assets for impairment as a result of continuing deterioration of the global economic and oil and natural gas industry conditions; as well as the Company’s declining financial performance. As a result of this testing an impairment loss of $6.3 million related to customer lists and patents was recognized in 2008. During 2009 no impairment was recognized related to other intangible assets. Other intangible asset fair values were estimated utilizing a present values of estimated future cash flows technique.

NOTE 10  Convertible Notes and Long-Term Debt

Convertible notes and long-term debt are as follows (in thousands):

	December 31,
	2010	2009
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$75,000	$115,000
Convertible senior secured notes (2010 Notes)	36,004	-
Less discount on notes	(12,449)	(19,399)
CONVERTIBLE NOTES, NET OF DISCOUNT	$98,555	$95,601
Long-term debt:
Term loan	$33,621	$-
Senior credit facility:
Equipment term loans	-	21,210
Revolving line of credit	-	9,953
Real estate term loans	-	717
Capital lease obligations	960	658
Total long term debt	34,581	32,538
Less current portion of long-term debt	(6,454)	(8,949)
LONG-TERM DEBT, LESS CURRENT PORTION	$28,127	$23,589

Convertible Notes

The Company’s convertible notes consist of Convertible Senior Unsecured Notes (the “2008 Notes”) and Convertible Senior Secured Notes (the “2010 Notes”). On February 14, 2008, the Company issued the 2008 Notes at par, for an aggregate principal amount of $115 million. Net proceeds received from issuance of the 2008 Notes totaled $111.8 million. The 2008 Notes bear interest at 5.25% and mature on February 15, 2028. The 2008 Notes may be settled in cash upon conversion. The Company has accounted for both the liability and equity components of the 2008 Notes using the Company’s nonconvertible debt borrowing rate. The Company assumed an 11.5% nonconvertible debt interest rate and a five year expected amortization term of the associated debt discount. The five year term represents the time period from inception until contractual call/put options, contained within the 2008 Notes, are exercisable (February 2013). An effective tax rate of 38.0% was assumed. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with an associated deferred tax liability of $10.6 million. The remaining discount is being accreted over a five year term as additional non-cash interest expense.

On March 31, 2010, the Company executed an exchange agreement (the “Exchange Agreement”) with Whitebox Advisors, LLC, the administrative agent of a syndicate of lenders, in order to refinance the Company’s then existing term loan (described below). The Exchange Agreement permitted each lender to exchange 2008 Notes, in proportion to the lender’s principal amount of participation in the refinanced term loan, for 2010 Notes and shares of the Company’s common stock. At March 31, 2010, the unamortized discount related to the pro-rata portion of the 2008 Notes exchanged was allocated to the 2010 Notes and continues to be accreted over the same period, at an assumed rate of 9.9%, using the effective interest method. Non-cash interest expense related to accretion of the debt discount of $4.9 million, $4.8 million and $3.6 million was recognized for the years ended December 31, 2010, 2009 and 2008, respectively.

FLOTEK INDUSTRIES, INC. – Form 10-K – 45

Back to Contents

In accordance with the terms of the Exchange Agreement, on March 31, 2010, investors received, for each $1,000 principal amount of 2008 Notes exchanged, (a) $900 principal amount of 2010 Notes and (b) $50 in shares of the Company’s common stock (based on the greater of 95% of (1) the volume-weighted average price of the common stock for the preceding ten trading days or (2) the closing price of the common stock on the day before the closing). The 2010 Notes carry the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes. The only difference in terms is the 2010 Notes are secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remain unsecured.

The Company exchanged $40 million of 2008 Notes for aggregate consideration of $36 million of 2010 Notes and $2.0 million worth of shares of the Company’s common stock. On March 31, 2010, the Company issued 1,568,867 shares of common stock to satisfy the common stock component of the Exchange Agreement. The transaction was accounted for as an exchange of debt. Appropriately, no gain or loss was recognized and the difference between the debt exchanged and the net carrying value of the debt was recorded as a reduction of previously recognized debt discount. The remaining debt discount continues to be amortized over the remaining period the convertible debt is expected to remain outstanding. The Company capitalized commitment fees ($7.3 million) related to the Exchange Agreement that are being amortized using the effective interest method over the period the convertible debt is expected to remain outstanding. Third-party transaction costs of $0.8 million incurred as a result of the Exchange Agreement were expensed as incurred.

Interest on the 2008 and 2010 Notes is accrued at 5.25% per annum and is payable semiannually in arrears on February 15 and August 15. The Company is also required to pay contingent interest to holders of the 2008 and 2010 Notes during any six-month period from an interest payment date to, but excluding, the following interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the Note. Contingent interest payable per note, with respect to any such period, will be equal to 0.5% per annum of the average trading price of such Note for the five trading days referenced above.

The 2008 and 2010 Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem, for cash, all or a portion of the 2008 and 2010 Notes at a redemption price equal to 100% of the principal note amount to be redeemed plus associated accrued and unpaid interest, including any contingent interest. Holders of either 2008 or 2010 Notes can require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023.

If the Company engages in contractually specified types of corporate transactions, noteholders can require the Company to purchase all or a portion of the holder’s outstanding Notes. Any repurchase of the 2008 and 2010 Notes pursuant to aforementioned provisions are to be for a cash price equal to 100% of the principal amount of the Notes to be purchased plus associated accrued and unpaid interest, including any contingent interest.

The 2008 and 2010 Notes are convertible into shares of the Company’s common stock at the option of the note holder, subject to contractual conditions. The conversion rate is 43.9560 shares per $1,000 principal note amount (equal to a conversion price of approximately $22.75 per share), subject to adjustment, as contractually defined. Upon conversion, the Company will deliver, at the Company’s option, cash or shares of common stock or a combination of cash and shares of common stock.

Term Loan

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement (the “Senior Credit Facility” or “term loan”) with Whitebox Advisors, LLC, the administrative agent for a syndicate of lenders, for a $40 million term loan. The term loan was used to repay the Company’s then existing senior credit facility and provided net proceeds of $6.1 million to be used for general corporate operating purposes.

Term loan indebtedness matures November 1, 2012 and, as of December 31, 2010, has scheduled cash principal payments of $3,750,000 in 2011 and $3,000,000, plus as any remaining unpaid principal balance, in 2012. Interest is payable quarterly. The Company has the option to fully pay the interest due in cash or to pay a portion of the interest due in cash and capitalize the remaining unpaid interest due. Any capitalization of interest results in an increase in the principal amount due under the term loan. The annualized cash interest rate is 12.5% when the principal balance exceeds $30 million, 11.5% when the principal balance is $20 million or more but not in excess of $30 million, and 10.5% when the principal balance is less than $20 million. If the Company elects to capitalize a portion of the interest, the annualized cash interest rate is 8% and additional interest is capitalized and added to the principal amount of the Senior Credit Facility at a annualized rate of 6% when the principal balance exceeds $30 million, 4.5% when the principal balance is $20 million or more but not in excess of $30 million, and 3.5% when the principal balance is less than $20 million.

The Senior Credit Facility requires additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes, depreciation and amortization, and other non-cash items) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5 million and up to $15 million from certain identified asset disposals, plus 75% of cash proceeds in excess of $15 million from certain identified asset disposals, (c) 75% of any Federal income tax refunds, and (d) upon election by the lenders, up to $1 million of additional principal repayment on quarterly payment dates, when the volume-weighted average price of the Company’s stock price is equal to or greater than $1.3419 per share, payable by common stock issuance (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

The Senior Credit Facility provided for a commitment fee of $7.3 million. As of December 31, 2010, $6.3 million of the commitment fee has been settled through payments of $1.2 million in cash and issuance of 4,042,248 shares of common stock. The remaining commitment fee at December 31, 2010, of $1,000,000 is payable at March 31, 2011, in cash, common stock or a combination of both cash or common stock (calculated on $1.1406 per share). At December 31, 2010, the unpaid commitment fee of $1.0 million is recorded in accrued liabilities. The election as to whether the remaining commitment fee will be paid in cash, common stock or combination of both cash and common stock is decided by the Company if the volume-weighted average price of the common stock is $1.00 or more per share and by the lenders if such average is less than $1.00 per share at the payment date. One half of the commitment fee has been allocated to the term loan and one half of the commitment fee has been allocated to the Exchange Agreement (see above). Commitment fees capitalized as deferred financing costs are amortized as additional interest expense over the remaining periods the term loan and the convertible debt are expected to remain outstanding.

FLOTEK INDUSTRIES, INC. – Form 10-K – 46

Back to Contents

Borrowings under the Senior Credit Facility are secured by substantially all present and future assets of the Company. The Senior Credit Facility does not contain a revolving line of credit facility nor require quarterly or annual financial covenants; however, the credit agreement does restrict the payment of dividends on the Company’s common stock without the prior written consent of the lenders, as well as, limit the amount of capital investment allowed the Company.

Convertible Notes and Term Loan Guarantees

The 2008 Notes and 2010 Notes and the term loan are guaranteed by substantially all of the Company’s wholly-owned subsidiaries. Flotek Industries, Inc., the parent company, is a holding company and has no independent assets or operations. The guarantees provided by the Company’s subsidiaries are full and unconditional, and joint and several. Any subsidiaries of the Company that are not guarantors are deemed to be “minor” subsidiaries in accordance with SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company, or any guarantor, to obtain funds from subsidiaries by dividend or loan.

Interest Rate Swap

The Company’s senior credit facility at Wells Fargo Bank required the Company to enter into an interest rate swap agreement on a minimum of 50% of the term loan facility in order to mitigate exposure to interest rate risk. In March 2010, the Company repaid the Wells Fargo senior credit facility and terminated the interest rate swap. The fair value of the interest rate swap was recorded in accrued liabilities and the change in the unrealized gain or loss was recorded as interest expense. For the years ended December 31, 2010, 2009 and 2008, the Company recognized a loss of $0.1 million, a gain of $0.2 million, and a loss of $0.5 million, respectively, on the interest rate swap.

Share Lending Agreement

Concurrent with the offering of the 2008 Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear, Stearns International Limited (the “Borrower”). The Borrower became an indirect, wholly owned subsidiary of JP Morgan Chase & Company. In accordance with the Share Lending Agreement, the Company loaned 3.8 million shares of common stock (the “Borrowed Shares”) to the Borrower for a period commencing February 11, 2008 and ending on February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower, if the principal balance of the 2008 Notes has been repaid or upon agreement with the Borrower. The Borrower is permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes and for the establishment of hedge positions by holders of the 2008 Notes. The Company did not require collateral to mitigate any inherent or associated risk of the Share Lending Agreement.

In February 2008, the Borrower borrowed all 3.8 million shares available under the Share Lending Agreement. The shares are subject to adjustments for stock dividends, stock splits or reverse stock splits. The Company did not receive any proceeds for the Borrowed Shares but did receive a nominal loan fee of $0.0001 for each share loaned. The Borrower retains all proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement. Upon conversion, the number of Borrowed Shares proportionate to the conversion rate for such notes must be returned to the Company. Any borrowed shares returned to the Company cannot be re-borrowed.

The Borrowed Shares are issued and outstanding for corporate law purposes; accordingly, holders of Borrowed Shares possess all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of shareholders, as well as the right to receive any dividends or other distributions declared or paid on outstanding shares of common stock. Under the Share Lending Agreement, the Borrower has agreed to pay to the Company, within one business day after a payment date, an amount equal to any cash dividends that the Company paid on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company made on the Borrowed Shares.

To the extent the Borrowed Shares loaned under the Share Lending Agreement are not sold or returned to the Company, the Borrower has agreed to not vote any borrowed shares of which the Borrower is the owner of record. The Borrower has also agreed, under the Share Lending Agreement, to not transfer or dispose of any borrowed shares, other than to Borrower’s affiliates, unless such transfer or disposition is pursuant to a registration statement that is effective under the Securities Act. Investors that purchase shares from the Borrower, and all subsequent transferees of such purchasers, will be entitled to the same voting rights, with respect to owned shares, as any other holder of common stock.

Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares. Further, all shares outstanding under the Share Lending Agreement are required to be returned to the Company at a future date. Consequently, the shares of the Company’s stock loaned under the Share Lending Agreement are not considered to be outstanding for the purpose of computing and reporting earnings per share.

The Company determined that the fair value of the share lending arrangement was $0.5 million at the date of issuance. The fair value has been recognized as a debt issuance cost and is being amortized, with the amortization included in interest expense, over a period from the date of issuance through the earliest put date of the related debt, February 15, 2013 (see Note 2). As of December 31, 2010 and 2009, unamortized debt issuance costs relating to the share lending arrangement were $0.2 million and $0.3 million, respectively. The Company estimates that this unamortized value approximates the fair value of the loaned shares outstanding at December 31, 2010 and 2009. The fair value of similar common shares not subject to the share lending arrangement, based on the closing price of the Company’s common stock on December 31, 2010, was $20.7 million.

FLOTEK INDUSTRIES, INC. – Form 10-K – 47

Back to Contents

Capital Lease Obligations

The Company leases equipment and vehicles under capital leases. At December 31, 2010, the Company had $1.0 million of capital lease obligations.

Maturities of convertible notes and long-term debt at December 31, 2010 are as follows (in thousands):

Year Ending December 31,	Convertible Senior Notes	Term Loan	Capital Leases	Total Convertible Notes and Long-Term Debt
2011	$-	$3,750	$403	$4,153
2012	-	29,871	361	30,232
2013	111,004	-	196	111,200
TOTAL	$111,004	$33,621	$960	$145,585

NOTE 11  Fair Value Measurements

Fair value is defined as the amount that would be received for selling an asset or paid to transfer an asset in an orderly transaction between market participants at the measurement date. The Company categorizes financial assets and liabilities into the three tiered levels of the fair value hierarchy. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value and bases the categorization within the hierarchy on the lowest level of input that is available and significant to the fair value measurement.

•

Level 1 – Quoted prices in active markets for identical assets or liabilities;

•

Level 2 – Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•

Level 3 – Significant unobservable inputs that are supported by little or no market activity or that are based upon the reporting entity’s assumptions about the inputs.

Liabilities Measured at Fair Value on a Recurring Basis

The Company’s liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
At December 31, 2010:
Common stock warrants (1)	$-	$-	$26,193	$26,193
At December 31, 2009:
Common stock warrants (1)	$-	$-	$4,729	$4,729
Interest rate swap (2)	$-	$334	$-	$334

(1) The fair value of common stock warrants was estimated using a Black-Scholes option-pricing model. See Note 14 for additional information regarding warrants.

(2) The interest rate swap valuation was obtained from bank estimates utilizing pricing models with market-based inputs. See Note 10 for additional information regarding the interest rate swap.

There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements during the years ended December 31, 2010 and 2009.

Changes in Level 3 liabilities are as follow (in thousands):

Warrant Liability	Year ended December 31,
	2010	2009
Balance, beginning of year	$4,729	$-
Fair value of warrants upon issuance	-	5,194
Fair value adjustments, net	21,464	(465)
Net transfers in/(out)	-	-
BALANCE, END OF YEAR	$26,193	$4,729

FLOTEK INDUSTRIES, INC. – Form 10-K – 48

Back to Contents

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. See Notes 7, 8 and 9 for discussion of non-financial assets and assessment of impairment. During the year ended December 31, 2010, the Company recorded an impairment of $8.9 million relating to property and equipment held and used and $0.4 million relating to other intangible assets. During the year ended December 31, 2009, the Company recorded $18.5 million of goodwill impairment. During the year ended December 31, 2008, the Company recorded $61.4 million and $6.3 million of goodwill and other intangible assets impairment, respectively. Loss on impairment is reported in operating expenses. The fair value of impaired assets was measured using Level 2 and Level 3 inputs.

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2010 or 2009.

The carrying value and estimated fair value of the Company’s Convertible Notes and Long-Term Debt are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior unsecured notes (2008 Notes) (1)	$65,858	$64,688	$95,601	$60,375
Convertible senior secured notes (2010 Notes) (1)	32,697	32,684	-	-
Term loan	33,621	33,875	-	-
Senior credit facility	-	-	31,880	31,880
Capital lease obligations	960	942	658	628

(1) The carrying value of the convertible senior secured notes and unsecured notes is representative of the bifurcated debt component only, while the fair value is based on the market value of the notes, which incorporates the convertible equity component.

The Company determined the estimated fair value of the 2008 Notes based on the quoted market price of the notes. The estimated fair values of the 2010 Notes and term loan were determined based on rates available for instruments with similar risks and maturities. The carrying value of the Wells Fargo senior credit facility approximated fair value as interest rates were variable; accordingly, the carrying value approximated the current market value for instruments with similar risks and maturities. The fair value of capital lease obligations was determined based on recent lease rates adjusted for a risk premium. The estimated fair value of the convertible notes and long-term debt were measured using Level 2 inputs.

NOTE 12  Loss Per Share

Basic loss per common share is calculated by division of the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share is calculated by division of the net loss attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common share equivalents outstanding, if dilutive. As net losses were realized during the years ended December 31, 2010, 2009 and 2008, potentially dilutive securities were excluded from the diluted earnings per share calculation as inclusion would have an anti-dilutive effect on net loss per share.

In connection with the sale of the 2008 Notes in February 2008, the Company entered into a Share Lending Agreement for 3,800,000 shares of the Company’s common stock (see Note 10). Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares lent under the Share Lending Agreement are not considered to be outstanding for the purpose of computing and reporting earnings or loss per share.

 Securities convertible into shares of common stock that were not considered in calculating the loss per common share, as inclusion would be anti-dilutive for 2010, 2009 and 2008, are as follows (in thousands):

	2010	2009	2008
Stock options under long-term incentive plans	1,605	1,605	857
Stock warrants related to sales of preferred stock	5,853	10,480	-
Convertible senior notes (if-converted)	4,879	5,055	5,055
Convertible preferred stock (if-converted)	4,872	6,957	-
TOTAL ANTI-DILUTIVE SHARES	17,209	24,097	5,912

FLOTEK INDUSTRIES, INC. – Form 10-K – 49

Back to Contents

NOTE 13  Income Taxes

Significant components of the income tax provision (benefit) are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Current:
Federal	$(2,729)	$(9,196)	$8,681
State	137	273	1,254
Foreign	658	439	447
Total current	(1,934)	(8,484)	10,382
Deferred:
Federal	(3,499)	10,474	(20,287)
State	(112)	26	(594)
Total deferred	(3,611)	10,500	(20,881)
PROVISION (BENEFIT) FOR INCOME TAXES	$(5,545)	$2,016	$(10,499)

A reconciliation of the effective tax rate to the US federal statutory tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.1	0.9	(0.8)
Change in valuation allowance	(8.40)	(38.6)	-
Goodwill impairment	-	-	(11.6)
Warrant liability fair value adjustment	(15.3)	(0.1)	-
Other	(0.1)	(1.4)	0.9
EFFECTIVE INCOME TAX RATE	11.3%	(4.2)%	23.5%

Deferred income taxes reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$14,238	$11,994
Allowance for doubtful accounts	37	213
Inventory valuation reserves	565	578
Equity compensation	414	881
Intangible assets	18,266	19,820
Tax credit carryforwards	869	270
Other	7	134
Total deferred tax assets	34,396	33,890
Valuation allowance	(22,940)	(18,784)
TOTAL DEFERRED TAX ASSETS, NET	11,456	15,106
Deferred tax liabilities:
Property, plant and equipment	(2,422)	(7,420)
Convertible debt, net of discount	(9,480)	(10,021)
Prepaid insurance and other	(132)	(106)
Total deferred tax liabilities	(12,034)	(17,547)
NET DEFERRED TAX LIABILITIES	$(578)	$(2,441)

As of December 31, 2010, the Company had estimated US net operating loss carryforwards of approximately $38.7 million, expiring in various amounts during 2021 through 2029. The ability to utilize NOLs and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the tax code.

FLOTEK INDUSTRIES, INC. – Form 10-K – 50

Back to Contents

The Company’s corporate organizational structure requires the filing of two separate consolidated US Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including NOLs, of the other group. As of December 31, 2010, one group had net deferred tax assets of approximately $22.9 million. The Company has considered all available evidence, both positive and negative, to determine whether, a valuation allowance is necessary. Based upon the Company’s assessment a valuation allowance of $22.9 million was recorded in 2010 as management believes it is more likely than not that the deferred tax assets will not be realized. The other group incurred a NOL of approximately $8.9 million during the year ended December 31, 2010 which will be carried back to prior years for an anticipated refund of $2.9 million. The anticipated tax refund has been recorded as an income tax receivable at December 31, 2010.

The Company has not calculated US taxes on unremitted earnings of certain non-US subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-US subsidiaries. At December 31, 2010, the Company had approximately $2.7 million in unremitted earnings outside the US which were not included for US tax purposes. US income tax liability would be incurred if these funds were remitted to the US. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.

The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2010, which include the years ended December 31, 2007 through December 31, 2010 for US federal taxes and years ended December 31, 2006 through December 31, 2010 for state tax jurisdictions. The Company’s policy is to record penalties related to income tax matters as income tax expense.

NOTE 14  Convertible Preferred Stock and Stock Warrants

On August 12, 2009, the Company sold 16,000 units (the “Units”), consisting of Series A cumulative convertible preferred stock and warrants, for $1,000 per Unit, yielding aggregate gross proceeds of $16.0 million. Net proceeds from issuance of the Units were $14.8 million. The Company used the net proceeds from the sale of Units to reduce borrowings under the Wells Fargo credit facility, ensure availability of credit, and for general corporate purposes.

Each Unit is comprised of one share of cumulative convertible preferred stock (“Convertible Preferred Stock”), warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and contingent warrants to purchase up to 500 shares of the Company’s common stock at an exercise price of $2.45 per share (“Contingent Warrants”).

Each share of Convertible Preferred Stock is convertible at the holder’s option, at any time, into 434.782 shares of the Company’s common stock. This conversion rate represents an equivalent conversion price of approximately $2.30 per share of common stock. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, stock distributions, reorganizations and other events affecting the common stock.

Each share of Convertible Preferred Stock has a liquidation preference of $1,000. Dividends accrue at a rate of 15% of the liquidation preference per year and accumulate if not paid quarterly. Dividends may be paid, at the Company’s election, as restricted by applicable debt covenants, in cash, common stock or a combination thereof. No dividends have been declared or paid on the Convertible Preferred Stock through December 31, 2010. If the Company does not declare or pay dividends or if dividends are in arrears for an aggregate number of days equal to six calendar quarters, the holders of the Convertible Preferred Stock are entitled to elect two new directors to the Company’s board of directors at each meeting until all accumulated and unpaid dividends have been fully paid or set aside for payment.

After February 11, 2010, the Company may automatically convert the preferred shares into common shares if the closing price of the common stock is equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the Convertible Preferred Stock is automatically converted and the Company has not previously paid holders amounts equal to at least eight quarterly dividends, the Company will be obligated pay an amount, in cash or common stock, equal to the value of eight quarterly dividend payments less any dividends previously paid.

The Company may redeem the Convertible Preferred Stock beginning on August 12, 2012. The initial redemption price will be 105% of the liquidation preference, declining to 102.5% on August 12, 2013, and to 100% on or after August 12, 2014, in each case inclusive of all accrued and unpaid dividends to the redemption date.

The Exercisable Warrants are immediately will exercisable and expire if not exercised by August 12, 2014. The Contingent Warrants became exercisable on November 9, 2009 and will expire if not exercised by November 9, 2014. Both the Exercisable and Contingent Warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for or convertible into common stock at a price per share less than the warrant’s exercise price. Due to the anti-dilution price adjustment provision in the warrant agreements, the warrants are not considered equity and are recorded at fair value as a warrant liability when issued. Warrant liability is adjusted to fair value through the statement of operations at the end of each reporting period over the life of the warrants. The Company uses the Black-Scholes option-pricing model to estimate the value of the warrant liability at the end of each reporting period.

The gross proceeds from the issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and warrants relative fair values. In order to calculate the relative fair values, the Company obtained third-party valuations to assist in establishing the fair value of the debt and equity components of the Units. The initial fair value of the warrants was determined with the Black-Scholes option-pricing model using a five-year term, volatility of 54%, risk-free rate of return of 2.7% and an assumed dividend rate of zero. The initial fair value of the preferred stock component was determined based upon external third party valuations of the conversion rights and the host contract. The initial fair value of the conversion rights were determined based on a Monte Carlo simulation of the Company’s possible future stock prices, which generated potential conversion outcomes. Due to a lack of comparable transactions by companies with similar credit ratings, the initial value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the warrants) as preferred stock in stockholders’ equity and the detachable warrants were recorded as a warrant liability with a fair value of $5.2 million.

FLOTEK INDUSTRIES, INC. – Form 10-K – 51

Back to Contents

The Company determined the embedded conversion option within the preferred stock was beneficial (had intrinsic value) to the holders of the preferred stock. The initial intrinsic value of the conversion option was determined to be $5.2 million and was recognized as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction.

The conversion period for the preferred stock was estimated to be 36 months based upon an evaluation of the conversion options. The accretion of the discount on the preferred stock recorded during the year ended December 31, 2010 and 2009 was $5.1 million and $1.3 million, respectively, including the effect of the conversions which occurred during the annual 2010 twelve month period (described in “Conversions of Preferred Stock” below).

The change in the fair value of the warrants from date of issuance through December 31, 2010 has been recorded in the statement of operations. The fair value of the warrants has been calculated at each period end using the Black-Scholes option-pricing model. At December 31, 2010, inputs for the fair value calculation included the actual remaining term of the warrants (approximately four years), volatility of 68.0%, risk-free rate of return of 1.5%, and an assumed dividend rate of zero. At December 31, 2009, inputs for the fair value calculation included the actual remaining term of the warrants of approximately five years, volatility of 55.8%, risk-free rate of return of 2.7%, and an assumed dividend rate of zero.

Conversions of Preferred Stock

During the year ended December 31, 2010, holders of 4,795 shares of preferred stock elected conversion into approximately 2.1 million shares of the Company’s common stock. The Company did not receive any proceeds as a result of the conversions. The holders of the preferred stock; however, forfeited $0.7 million of accrued and unpaid dividends on the converted shares. The forfeitures are reported as a reduction of accrued dividends. At December 31, 2010 and 2009, the Company had accrued and unpaid dividends on preferred stock of $2.3 million and $0.9 million, respectively.

Upon conversion of the preferred stock, the Company recognized the proportional unamortized discount as additional accretion of discount on preferred stock.

Re-pricing and Exercises of Stock Warrants

The Exercisable and Contingent Warrants both contain anti-dilution price protection. In accordance with contractual anti-dilution price adjustment provisions, the warrants, were re-priced as a result of payment of a portion of deferred commitment fees with common stock on March 31, 2010 and September 30, 2010 (See Note 11). During 2010, warrants were exercised to purchase approximately 3.9 million shares of the Company’s common stock. At December 31, 2010, warrants to purchase up to 5,853,350 shares of common stock at an exercise price of $1.21 per share remain outstanding.

NOTE 15  Common Stock

The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80.0 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.

A reconciliation of the change in issued shares of the Company’s common stock during the year ended December 31, 2010 is as follows:

Shares issued at December 31, 2009	24,168,292
Issued upon conversion of preferred stock	2,084,776
Issued in exchange of convertible notes	1,568,874
Issued in payment of debt issuance costs	4,042,241
Issued upon exercise of warrants	3,922,854
Issued as restricted stock award grants	826,575
Issued upon exercise of stock options	140,279
SHARES ISSUED AT DECEMBER 31, 2010	36,753,891

Stock-Based Incentive Plans

Stockholders approved long term incentive plans in 2010, 2007, 2005 and 2003 (the “2010” Plan, the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, and non-employee directors in the form of stock options, restricted stock and certain other incentive awards. At December 31, 2010, the maximum number of shares that may be issued under the 2010 Plan, 2007 Plan, 2005 Plan and 2003 Plan are 4.0 million, 2.2 million, 1.9 million and 1.4 million, respectively. The Company had approximately 2.6 million shares remaining to be granted under the 2010 Plan and 0.1 million shares remaining to be granted under both the 2007 and 2005 Plans at December 31, 2010. No shares remain to be granted under the 2003 Plan. At December 31, 2010, options to purchase a total of 1.6 million shares remain outstanding under the Company’s long term incentive plans.

FLOTEK INDUSTRIES, INC. – Form 10-K – 52

Back to Contents

Stock Options

All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. Options expire no later than ten years from the date of grant and generally vest within four years or less. Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from estimates. Stock-based compensation expense is recorded for equity awards expected to vest. The fair value of stock-based awards at the date of grant is calculated using the Black-Scholes option pricing model and metrics provided below.

The risk free interest rate is based on the implied yield of US Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is allowed for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. Assumptions used in the Black-Scholes model for stock options granted include:

	Year ended December 31,
	2010	2009	2008
Risk-free interest rate	.55% - 2.275%	1.29% - 2.32%	2.30%
Expected volatility of common stock	61.4% - 69.3%	68.8% - 71.7%	47.0%
Expected life of options in years	3.34* - 6.25	3.50* and 4.25	4.25
Dividend yield	0%	0%	0%
Vesting period in years	3.4 - 6.3	0.4 - 4.0	4.0
* In 2010 and 2009, grants were made to an optionee for whom the Company was able to reasonably estimate the expected life of the award.

The Black-Scholes option pricing valuation model was developed to estimate the fair value of fully-transferable traded options with no vesting restrictions. As option valuation models require the use of subjective assumptions, changes in assumptions can materially affect fair value calculations. The Company’s options are not characteristic of fully-transferable traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of the Company’s options.

A summary of stock option activity for the year ended December 31, 2010 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	1,605,398	$5.13
Granted	604,359	2.06
Exercised	(140,279)	0.30
Forfeited	(14,043)	8.14
Expired	(450,300)	6.76
Outstanding as of December 31, 2010	1,605,135	$3.90	8.42	$4,208,345
Vested or expected to vest as of December 31, 2010	1,545,746	$3.41	8.39	$4,063,028
Options exercisable as of December 31, 2010	745,786	$3.73	7.85	$2,071,845

The weighted-average fair value of stock options at grant date during the years ended December 31, 2010, 2009 and 2008 was $1.02, $1.07 and $4.37 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.01 million, $0.1 million and $9.0 million, respectively. The total fair value of stock options vesting during the years ended December 31, 2010, 2009 and 2008 was $0.8 million, $0.4 million and $1.0 million, respectively.

At December 31, 2010, there was $0.9 million of measured but unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 2.2 years. The tax benefit realized from stock options exercised during the year ended December 31, 2010 was not immaterial.

Restricted Stock

The Company grants employees either time-vesting or performance-based restricted shares in accordance with applicable terms underlying Restricted Stock Agreements (“RSAs”). Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent to the date of grant, generally four to five years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria is met. Grantees of restricted shares retain voting rights for the shares granted.

FLOTEK INDUSTRIES, INC. – Form 10-K – 53

Back to Contents

During the year ended December 31, 2010, the Company awarded 826,575 restricted stock shares to employees under the 2007 Plan. All of these awards were time-vesting. A summary of restricted stock activity for the year ended December 31, 2010 is as follows:

Restricted Stock	Shares	Weighted-Average Fair Value - Date of Grant
Non-vested at January 1, 2010	459,115	$10.26
Granted	826,575	1.88
Vested	(401,570)	10.15
Forfeited	(23,326)	11.75
NON-VESTED AT DECEMBER 31, 2010	860,794	$2.22

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2010, 2009 and 2008 was $1.88, $1.18 and $15.13, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $4.2 million, $1.2 million, and $2.2 million, respectively. At December 31, 2010, there was $1.5 million of unrecognized compensation expense related to non-vested restricted stock awards. The referenced unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.2 years.

Share-Based Compensation Expense

Non-cash share-based compensation expense related to stock options and restricted stock grants totaled $4.7 million, $1.7 million and $2.5 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Treasury Stock

The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2010 and 2009, the Company purchased 195,442 shares and 34,890 shares of the Company’s common stock at market value as payment of income tax withholding owed by employees upon vesting of restricted shares. Shares previously issued as restricted stock awards to employees that were forfeited during 2010 and 2009 were also accounted for as treasury stock.

The Company currently does not have nor intend to initiate a share repurchase program.

Share Lending Agreement

Concurrent with the offering of the 2008 Notes, the Company entered into a Share Lending Agreement with Bear, Stearns International Limited (the “Borrower”). Under the Share Lending Agreement, the Company loaned 3.8 million shares of common stock (the “Borrowed Shares”) to the Borrower during a period commencing February 11, 2008 and ending February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower that the entire principal balance of the convertible notes is no longer outstanding or upon agreement of the Borrower. The Borrower is only permitted to use the Borrowed Shares to directly or indirectly facilitate sale of the 2008 Notes or to establish hedge positions for holders of the 2008 Notes. The Company did not require collateral in support of the Share Lending Agreement.

In February 2008, the Borrower borrowed all 3.8 million shares available under the Share Lending Agreement. The Borrowed Shares are subject to adjustments for stock dividends, stock splits, reverse stock splits or any activity which impacts the number of shares of common stock outstanding. The Company did not receive any proceeds for the Borrowed Shares, but the Company did receive a nominal loan fee of $0.0001 for each share loaned to the Borrower. The Borrower retains all proceeds from any sale of the Borrowed Shares pursuant to the Share Lending Agreement. Upon conversion of the 2008 Notes, a number of Borrowed Shares proportional to the conversion rate for such notes must be returned to the Company. Borrowed Shares returned to the Company cannot be re-borrowed.

Borrowed Shares are issued and outstanding for corporate law purposes; accordingly, the holders of the Borrowed Shares have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of shareholders and the right to receive any dividends or other distributions that the Company may pay or make on outstanding shares of common stock. Under the Share Lending Agreement; however, the Borrower has agreed to pay to the Company, within one business day after a relevant payment date, an amount equal to any cash dividends that the Company pays on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company has made on the Borrowed Shares.

To the extent the Borrowed Shares lent under the Share Lending Agreement have not been sold or returned to the Company, the Borrower has contractually agreed not to vote any Borrowed Shares of which it is owner of record. The Borrower has also agreed not to transfer or dispose of Borrowed Shares, other than to affiliates, unless such transfer or disposition is pursuant to a registration statement that is effective under the Securities Act. Investors that purchase the shares from the Borrower (and any subsequent transferees of such purchasers); however, are entitled to the same voting rights as any other holder of common stock.

In May 2008, JP Morgan Chase & Co. completed the acquisition of Bear Stearns Companies Inc., at which time the Borrower became an indirect, wholly-owned subsidiary of JPMorgan Chase & Company.

Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares. Further, all shares outstanding under the Share Lending Agreement are required to be returned to the Company in the future. As a result, the shares of the Company’s stock lent under the Share Lending Agreement are not considered to be outstanding for the purpose of computing and reporting loss per share or included in the section 382 limitation calculation.

FLOTEK INDUSTRIES, INC. – Form 10-K – 54

Back to Contents

NOTE 16  Commitments and Contingencies

Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Common Stock Listing on the New York Stock Exchange

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the stocker ticker symbol “FTK”. Under the NYSE’s continued listing standards, a company is considered to be below compliance standards if, among other things, the average global market capitalization over a 30 trading-day period and the stockholders’ equity are both less than $50 million. The Company received notification of non-compliance during the fourth quarter of 2009. At such time the NYSE required the Company to file a plan addressing the compliance breach and the Company proposed remedy.

In March 2010, the Company submitted a plan of action to the NYSE that outlined the Company’s plan to achieve compliance with the NYSE continued listing standards within the 18-month cure period ending in June 2011. During implementation and execution of the plan of action, the Company’s common stock continues to be listed and traded on the NYSE, subject to the Company’s compliance with other NYSE continued listing requirements.

The Company recently returned to compliant levels; however, the NYSE reserves the right to monitor the Company until the end of the compliance plan period. If the Company remains compliant to the end of the plan period, the Company will be reinstated in accordance with continued listing standards.

Operating Lease Commitments

The Company has operating leases for office space, vehicles and equipment. Future minimum lease payments under operating leases at December 31, 2010 are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2011	$1,508
2012	1,039
2013	357
2014	74
2015	73
Thereafter	1,356
TOTAL	$4,407

Rent expense under operating leases totaled approximately $2.0 million, $2.3 million and $1.7 million during the years ended December 31, 2010, 2009 and 2008, respectively.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the US. All employees are eligible to participate in the plan upon employment. As of January 1, 2008, the Company increased the Company’s match to 100% of each employee’s 401(k) contribution up to 4% of qualified compensation. In April 2009, the Company discontinued the matching of employees’ 401(k) contributions. The consolidated financial statements for the years ended December 31, 2009 and 2008 include compensation expense of $0.3 million and $0.9 million, respectively, related to the Company’s 401(k) matching. Due to the discontinuation of 401(K) matching in 2009, no related compensation expense was recognized in 2010. As of January 1, 2011, the Company reinstated a Company match of 50% on employee 401(k) contributions of up to 4% of qualified compensation.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk include of trade accounts receivable as the Company does not generally require collateral in support of trade receivables. In addition, the majority of cash and cash equivalents are maintained at one major financial institution and balances often exceed insurable amounts.

The majority of revenue is derived from the oil and natural gas industry. This concentration of customers in one industry increases credit and business risk, particularly given the recent volatility of activity levels within the industry. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned oil companies. The Company’s top three customers accounted for 18%, 22% and 26% of consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Certain raw materials used by the Chemicals segment in the manufacture of micro-emulsion products are obtainable from limited sources. Certain mud-motor inventory parts in the Drilling segment and stock parts in the Artificial Lift segment are primarily sourced from China.

FLOTEK INDUSTRIES, INC. – Form 10-K – 55

Back to Contents

NOTE 17  Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance.

The Company is comprised of three reportable segments; Chemicals, Drilling, and Artificial Lift:

•

The Chemicals segment consists of two business divisions: 1) Specialty Chemicals and 2) Logistics. Specialty Chemicals designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and natural gas well drilling, cementing, stimulation and production activities. The Logistics division manages automated handling, loading facilities, and blending capabilities of bulk materials for oilfield service companies.

•

The Drilling segment rents, inspects, manufactures and markets down-hole drilling equipment used in energy, mining, water well and industrial drilling activities.

•

The Artificial Lift segment manufactures and markets artificial lift equipment, including the Petrovalve line of beam pump components, electric submersible pumps and gas separators, valves and services that support coal bed methane production activities.

The Company evaluates performance based upon several criteria. The primary financial measure is business segment income before taxes. Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items as well as estimated income tax provisions (benefits), are not allocated to reportable segments. Intersegment revenue is not considered material to the consolidated financial statements.

Summarized financial information regarding reportable segments as of and for the years ended December 31, 2010, 2009 and 2008 is shown in the following table (in thousands):

	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
2010
Net revenue from external customers	$66,121	$65,782	$15,079	$-	$146,982
Gross margin	29,249	18,991	4,730	-	52,970
Income (loss) from operations	19,833	(9,738)	3,070	(19,432)	(6,267)
Depreciation and amortization	1,671	11,445	219	430	13,765
Total assets	44,102	102,949	9,062	28,694	184,807
Capital expenditures	1,227	4,679	32	122	6,060
2009
Net revenue from external customers	$49,296	$50,774	$12,480	$-	$112,550
Gross margin	21,667	4,781	2,936	-	29,384
Income (loss) from operations	12,964	(32,084)	1,161	(15,144)	(33,103)
Depreciation and amortization	1,844	11,826	292	224	14,186
Total assets	33,053	119,960	7,084	18,804	178,901
Capital expenditures	291	6,189	42	33	6,555
2008
Net revenue from external customers	$109,356	$98,262	$18,445	$-	$226,063
Gross margin	49,119	36,897	4,740	-	90,756
Income (loss) from operations	37,433	(43,840)	(6,709)	(17,635)	(30,751)
Depreciation and amortization	1,782	10,121	633	308	12,844
Total assets	44,060	176,287	16,104	(1,492)	234,959
Capital expenditures	2,464	19,840	293	1,114	23,711

One customer and its affiliates accounted for $16.9 million, $18.7 million and $44.6 million of consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Over 97% of this revenue related to sales by the Chemicals segment for all years.

FLOTEK INDUSTRIES, INC. – Form 10-K – 56

Back to Contents

Revenue by country is determined based upon the location of services provided and products sold. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
United States	$127,285	$97,737	$208,228
Other countries	19,697	14,813	17,835
TOTAL	$146,982	$112,550	$226,063

Long-lived assets held in countries other than the US are not considered material to the consolidated financial statements.

NOTE 18  Quarterly Financial Data (Unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenue	$28,370	$31,174	$39,982	$47,456
Gross margin	8,012	11,351	16,067	17,540
Net loss	(9,513)	(6,162)	(1,163)	(26,627)
Loss per share:
Basic and diluted	(0.60)	(0.28)	(0.09)	(0.95)
2009
Revenue	$40,676	$23,503	$23,818	$24,553
Gross margin	12,491	3,648	6,403	6,842
Net loss	(2,003)	(19,817)	(23,175)	(5,338)
Loss per share:
Basic and diluted	(0.10)	(1.01)	(1.22)	(0.35)
(1) The sum of the quarterly loss per share applicable to common stockholders (basic and diluted) does not agree to the loss per share for the year due to the timing of common stock issuances.

NOTE 19  Subsequent Events

Payments of Preferred Stock Dividends and Conversion of Preferred Stock into Shares of Common Stock

On January 6, 2011, the Company paid all accumulated and unpaid dividends on the Company’s outstanding shares of Series A cumulative convertible preferred stock. The payment, at an annual rate of 15% of the liquidation preference, covered the period from issuance, August 12, 2009, through December 31, 2010. In accordance with the Certificate of Designations governing the preferred stock, the dividends were paid in shares of the Company’s common stock. Dividends per share of $208.33 were paid in shares of common stock valued at $4.81, based upon the prior ten business day volume-weighted average price per share. Fractional shares were paid in cash.

On February 4, 2011, the Company exercised the right to convert all outstanding shares of cumulative convertible preferred stock into shares of common stock at the prevailing conversion rate of 434.782 shares of common stock for each share of preferred stock. The Company issued 4,871,719 shares of common stock for preferred shares converted during 2011, including those converted upon the mandatory conversion. In accordance with the Certificate of Designations governing the preferred stock, holders of preferred shares subject to the mandatory conversion were entitled to a total of eight quarters of dividend payments. At the date of the mandatory conversion a dividend per share of $91.67 was paid in shares of common stock valued at $6.63, based upon the prior ten business day volume-weighted average price per share. Fractional shares were paid in cash.

Exercise of Stock Warrants

From January 1 through March 1, 2011, warrants were exercised to purchase 2,176,000 shares of the Company’s common stock at $1.21 per share. The Company received cash proceeds of $2.6 million in connection with the warrants exercised.

FLOTEK INDUSTRIES, INC. – Form 10-K – 57

Back to Contents

ITEM 9  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that such information required to be disclosed by the Company in reports filed or submitted under the Exchange Act as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 due to a material weakness in internal control relating to preparation of the Company’s financial statements.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2010, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Upon evaluation, the Company’s management identified control deficiencies regarding timeliness and effective preparation of account reconciliations in connection with the monthly close process. The deficiencies identified constitute a material weakness in internal control as of December 31, 2010. Accordingly, management has concluded that the Company’s internal control over financial reporting was not effective in connection with the preparation of the consolidated financial statements as of December 31, 2010.

Remediation Plan and Status

The Company’s management is actively committed to and engaged in the implementation and execution of remediation efforts to resolve the material weakness; as well as, to proactively manage any other areas of risk that may be identified. In-process remediation efforts with respect to standardization of the monthly financial close process have not yet been fully completed.

The Company’s executive management team and Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2010, the Company continued implementation and execution of remediation efforts to standardize the monthly financial close process in order to enhance the effectiveness of the Company’s overall financial control environment.

FLOTEK INDUSTRIES, INC. – Form 10-K – 58

Back to Contents

ITEM 9B  Other Information

None.

FLOTEK INDUSTRIES, INC. – Form 10-K – 59

Back to Contents

PART III

ITEM 10  Directors, Executive Officers and Corporate Governance

Information under the caption “Directors, Executive Officers and Corporate Governance,” will be contained in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 11  Executive Compensation

Information under the caption “Executive Compensation,” will be contained in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” will be contained in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 13  Certain Relationships and Related Transactions, and Director Independence

Information under the caption “Certain Relationships and Related Transactions, and Director Independence,”will be contained in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

ITEM 14  Principal Accounting Fees and Services

Information under the caption “Principal Accounting Fees and Services,” will be contained in the Company’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

FLOTEK INDUSTRIES, INC. – Form 10-K – 61

Back to Contents

PART IV

ITEM 15  Exhibits and Financial Statement Schedules

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
10.30

Indenture, dated as of March 31, 2010, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 6, 2010).

10.31

First Supplemental Indenture, dated as of March 31, 2010, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 6, 2010).

10.32

Form of 5.25% Convertible Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Form 8-K filed on April 6, 2010).

10.33

Exchange Agreement, dated as of March 31, 2010, among the Company, the subsidiary guarantors named therein and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2010).

10.34

Lien Subordination and Intercreditor Agreement, dated as of March 31, 2010, among the Company, the subsidiaries named therein, Whitebox Advisors LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 6, 2010).

10.35

Junior Lien Pledge and Security Agreement, dated as of March 31, 2010, by the Company and the subsidiaries named therein in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 6, 2010).

10.36

Junior Lien Patent and Trademark Security Agreement, dated as of March 31, 2010, by the Company and the subsidiaries named therein in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 6, 2010).

10.37

Registration Rights Agreement (5.25% Convertible Senior Secured Notes due 2028), dated March 31, 2010, among the Company and the investors named therein (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 6, 2010).

10.38

Amended and Restated Credit Agreement, dated as of March 31, 2010, among the Company, Whitebox Advisors LLC and the lenders named therein (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on April 6, 2010).

10.39

Amended and Restated Guaranty Agreement, dated as of March 31, 2010, by the Company and the subsidiary guarantors named therein in favor of Whitebox Advisors LLC (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on April 6, 2010).

10.40

Amended and Restated Pledge and Security Agreement, dated as of March 31, 2010, by the Company and the subsidiaries named therein in favor of Whitebox Advisors LLC (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on April 6, 2010).

10.41

Amended and Restated Patent and Trademark Security Agreement, dated as of March 31, 2010, by the Company and the subsidiaries named therein, in favor of the secured parties named therein (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on April 6, 2010).

10.42

Registration Rights Agreement (Amended and Restated Credit Agreement), dated as of March 31, 2010, among the Company and the investors named therein (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on April 6, 2010).

10.43

Amended and Restated Service Agreement, dated as of April 30, 2010, between the Company and Protechnics II, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 5, 2010).

10.44	Employment Agreement, dated as of May 10, 2010, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 14, 2010).
10.45	Employment Agreement, dated as of February 28, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2011).
10.46	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).
12*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
21*	List of Subsidiaries.
23.1*	Consent of Hein & Associates, LLP.
23.2*	Consent of UHY LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
* Filed herewith.

FLOTEK INDUSTRIES, INC. – Form 10-K – 64

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.
By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President
Date:	March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
s/ JOHN W. CHISHOLM John W. Chisholm	President (Principal Executive Officer)	March 16, 2011
/s/ JESSE E. NEYMAN Jesse E. Neyman	Executive Vice President, Finance and Strategic Planning (Principal Financial Officer)	March 16, 2011
/s/ JOHNNA KOKENGE Johnna Kokenge	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 16, 2011
/s/ L.V. “BUD” MCGUIRE L.V. “Bud” McGuire	Director	March 16, 2011
/s/ KENNETH T. HERN Kenneth T. Hern	Director	March 16, 2011
/s/ JOHN S. REILAND John S. Reiland	Director	March 16, 2011
/s/ L. MELVIN COOPER L. Melvin Cooper	Director	March 16, 2011
/s/ RICHARD O. WILSON Richard O. Wilson	Director	March 16, 2011

FLOTEK INDUSTRIES, INC. – Form 10-K – 65