Form 10-Q
period 2011-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2011-05-11
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2011, there were 46,265,275 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$19,003	$19,863
Restricted cash	150	150
Accounts receivable, net of allowance for doubtful accounts of $274 and $262 at March 31, 2011 and December 31, 2010, respectively	31,024	27,310
Inventories, net	30,650	27,845
Deferred tax assets, net	575	575
Income tax receivable	2,263	2,973
Other current assets	976	1,041

Total current assets	84,641	79,757

Property and equipment, net	41,651	42,524
Goodwill	26,943	26,943
Deferred tax asset, net	67	117
Other intangible assets, net	34,318	35,466

Total assets	$187,620	$184,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,690	$13,520
Accrued liabilities	6,429	11,956
Interest payable	728	2,185
Current portion of long-term debt	9,276	6,454
Deferred tax liability, net	67	117

Total current liabilities	29,190	34,232

Convertible notes, net of discount	99,849	98,555
Long-term debt, less current portion	23,599	28,127
Warrant liability	18,639	26,193
Deferred tax liabilities, net	1,255	1,153

Total liabilities	172,532	188,260

Commitments and contingencies

Stockholders’ equity (deficit):
Cumulative convertible preferred stock; at accreted value; $0.0001 par value; 100,000 shares authorized; zero and 11,205 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively; liquidation preference of $ 1,000 per share	—	7,280
Common stock, $0.0001 par value; 80,000,000 shares authorized; 45,749,193 shares issued and 44,366,513 shares outstanding at March 31, 2011; 36,753,891 shares issued and 35,327,893 shares outstanding at December 31, 2010	5	4
Additional paid-in capital	123,771	103,408
Accumulated other comprehensive income	96	97
Accumulated deficit	(107,844)	(113,350)
Treasury stock, at cost; 572,019 and 565,199 shares at March 31, 2011 and December 31, 2010, respectively	(940)	(892)

Total stockholders’ equity (deficit)	15,088	(3,453)

Total liabilities and stockholders’ equity (deficit)	$187,620	$184,807

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Revenue	$52,905	$28,370
Cost of revenue	31,760	20,358

Gross margin	21,145	8,012

Expenses:
Selling, general and administrative	10,341	10,191
Depreciation and amortization	1,021	1,193
Research and development	499	362

Total expenses	11,861	11,746

Income (loss) from operations	9,284	(3,734)

Other income (expense):
Change in fair value of warrant liability	7,554	(1,813)
Interest expense	(4,857)	(4,218)
Other income, net	17	62
Loss on extinguishment of debt	—	(995)
Other financing costs	—	(816)

Total other income (expense)	2,714	(7,780)

Income (loss) before income taxes	11,998	(11,514)
Income tax (expense) benefit	(1,624)	2,001

Net income (loss)	10,374	(9,513)

Accrued dividends and accretion of discount on preferred stock	(4,868)	(2,628)

Net income (loss) attributable to common stockholders	$5,506	$(12,141)

Basic and diluted earnings (loss) per common share:

Basic earnings (loss) per common share	$0.15	$(0.60)

Diluted earnings (loss) per common share	$0.13	$(0.60)

Weighted average common shares used in computing basic and diluted earnings (loss) per common share:

Weighted average common shares used in computing basic earnings (loss) per common share	37,571	20,167

Weighted average common shares used in computing diluted earnings (loss) per common share	43,548	20,167

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$10,374	$(9,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(7,554)	1,813
Depreciation and amortization	2,468	3,498
Amortization of deferred financing costs	1,034	485
Accretion of debt discount	1,295	1,295
Gain on sale of assets	(705)	(108)
Stock compensation expense	423	375
Deferred income tax provision	159	302
Reduction in (excess) tax benefit related to share-based awards	(57)	373
Loss on extinguishment of debt	—	995
Change in current assets and liabilities:
Accounts receivable	(3,714)	(3,330)
Inventories	(2,805)	49
Accrued liabilities	(2,622)	1,405
Interest payable	(1,457)	(2,146)
Accounts payable	(830)	2,991
Other current assets	65	(1,454)
Income tax receivable, net	1,115	(2,595)
Restricted cash	—	10

Net cash used in operating activities	(2,811)	(5,555)

Cash flows from investing activities:
Capital expenditures	(1,241)	(975)
Proceeds from sale of assets	1,043	580
Purchase of patents	—	(4)

Net cash used in investing activities	(198)	(399)

Cash flows from financing activities:
Proceeds from exercise of warrants	4,020	—
Debt issuance costs	(1,000)	(1,742)
Repayments of indebtedness	(886)	(31,951)
(Reduction in) excess tax benefit related to share-based awards	57	(373)
Purchase of treasury stock	(48)	—
Proceeds from exercise of stock options	7	—
Proceeds from borrowings	—	40,000

Net cash provided by financing activities	2,150	5,934

Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	(1)	(7)

Net decrease in cash and cash equivalents	(860)	(27)
Cash and cash equivalents at the beginning of period	19,863	6,485

Cash and cash equivalents at the end of period	$19,003	$6,458

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	(Accumulated Deficit)	Total
	Shares Issued	Value	Shares	Value	Shares	Cost
Balance, December 31, 2010	36,754	$4	11	$7,280	565	$(892)	$103,408	$97	$(113,350)	$(3,453)

Net income	—	—	—	—	—	—	—	—	10,374	10,374
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	—	(1)

Comprehensive income										10,373
Common stock issued in payment of term loan debt	171	—	—	—	—	—	1,398	—	—	1,398
Accretion of discount on preferred stock	—	—	—	3,925	—	—	—	—	(3,925)	—
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(943)	(943)
Common stock issued in payment of preferred stock dividends	624	—	—	—	—	—	3,254	—	—	3,254
Stock warrants exercised	3,322	—	—	—	—	—	4,020	—	—	4,020
Stock options exercised	6	—	—	—	—	—	7	—	—	7
Treasury stock purchased	—	—	—	—	7	(48)	—	—	—	(48)
Excess tax benefit related to share-based awards	—	—	—	—	—	—	57	—	—	57
Stock compensation expense	—	—	—	—	—	—	423	—	—	423
Conversion of preferred stock into common stock	4,872	1	(11)	(11,205)	—	—	11,204	—	—	—

Balance, March 31, 2011	45,749	$5	—	$—	572	$(940)	$123,771	$96	$(107,844)	$15,088

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified global developer and supplier of drilling and production related products and services. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the oil, gas and mining industries. The Company also provides automated material handling, loading facilities and blending capabilities for a variety of bulk materials. The Company’s products and services enable customers to drill wells more efficiently, increase production from existing wells and decrease well operating costs. Major customers include leading oilfield service providers, major and independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.

The Company is headquartered in Houston, Texas, and maintains operational locations in Colorado, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and the Netherlands and actively markets products domestically and internationally in over 20 countries. The Company was originally incorporated on May 17, 1985 under the laws of the Province of British Columbia. On October 23, 2001, the Company transferred the corporate domicile to the state of Delaware.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are considered to be of a normal recurring nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statements. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”). A copy of the Annual Report can be obtained by visiting the SEC website, www.sec.gov, and conducting a search of the Company’s Ticker Symbol (FTK) or alternatively by visiting the Company’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Actual results could differ materially from these estimates.

Note 2 — Supplemental Cash Flow Information

Supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2011	2010
Supplemental non-cash investing and financing activities:
Value of preferred stock exchanged in conversion to common stock	$11,205	$—
Value of common stock issued in payment of preferred stock dividends	3,254	—
Value of common stock issued in payment of term loan debt	1,398	—
Property and equipment acquired through capital leases	179	51
Value of common stock issued in payment of debt issuance costs	—	4,357
Value of common stock issued in exchange for convertible notes	—	2,000
Reduction in convertible debt upon note exchange	—	1,996

Supplemental cash payment information:

Interest paid	$3,984	$5,351
Income taxes (refunded) paid, net	(50)	115

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 — Product Revenue

The Company distinguishes revenue and cost of revenue by product sales, rental or service activity (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
Product	$34,973	$18,294
Rental	14,135	7,629
Service	3,797	2,447

	$52,905	$28,370

Cost of revenue:
Product	$21,667	$11,178
Rental	6,481	5,175
Service	2,165	1,700
Depreciation	1,447	2,305

	$31,760	$20,358

Note 4 — Inventory

Inventory includes (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$11,698	$10,920
Work-in-process	39	25
Finished goods	21,546	19,533

Gross inventory	33,283	30,478
Less reserve for excess and obsolete inventory	(2,633)	(2,633)

Inventory, net	$30,650	$27,845

Note 5 — Property and Equipment

Property and equipment includes (in thousands):

	March 31, 2011	December 31, 2010
Land	$1,266	$1,266
Buildings and leasehold improvements	18,804	18,609
Machinery, equipment and rental tools	40,876	40,247
Equipment in progress	957	1,271
Furniture and fixtures	1,288	1,278
Transportation equipment	4,020	3,648
Computer equipment	1,903	1,895

Property and equipment	69,114	68,214
Less accumulated depreciation	(27,463)	(25,690)

Property and equipment, net	$41,651	$42,524

Depreciation expense, including that captured in cost of revenue, totaled $2.0 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6 — Other Intangible Assets

Other intangible assets include (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Accumulated Amortization	Carrying Value	Accumulated Amortization
Patents	$6,330	$3,010	$6,330	$2,932
Customer lists	28,545	9,531	28,544	9,193
Non-compete agreements	1,715	1,601	1,715	1,581
Brand names	6,199	1,022	6,199	945
Other	397	396	396	396

Total intangible assets acquired	43,186	15,560	43,184	15,047
Deferred financing costs	13,104	6,412	12,827	5,498

Total other intangible assets	$56,290	$21,972	$56,011	$20,545

Other intangible assets, net	$34,318		$35,466

Amortization of intangible assets is calculated on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $0.5 million and $0.6 million during the three months ended March 31, 2011 and 2010, respectively. Recurring amortization of deferred financing costs for the same periods totaled $1.0 million and $0.5 million, respectively. Deferred financing costs increased $0.4 million in the first quarter of 2011 due to common stock exchanged, at the lender’s election, for repayment of a portion of the term loan principal outstanding. See Note 7 – Convertible Notes and Long-Term Debt below.

Note 7 — Convertible Notes and Long-Term Debt

Convertible notes and long-term debt includes (in thousands):

	March 31, 2011	December 31, 2010
Convertible senior unsecured notes (2008 Notes)	$75,000	$75,000
Convertible senior secured notes (2010 Notes)	36,004	36,004
Less discount on notes	(11,155)	(12,449)

Convertible senior notes, net of discount	$99,849	$98,555

Long-term debt:
Term loan	$31,852	$33,621
Capital lease obligations	1,023	960

Total long-term debt	32,875	34,581
Less current portion of long-term debt	(9,276)	(6,454)

Long-term debt, less current portion	$23,599	$28,127

Convertible Notes

Convertible notes consist of Convertible Senior Unsecured Notes (the “2008 Notes”) and Convertible Senior Secured Notes (the “2010 Notes”).

On February 14, 2008, the Company issued the 2008 Notes at par, in an aggregate principal amount of $115 million. Net proceeds from issuance of the 2008 Notes totaled $111.8 million. The 2008 Notes bear interest at 5.25% and mature on February 15, 2028.

On March 31, 2010, the Company executed an exchange agreement (the “Exchange Agreement”) with Whitebox Advisors, LLC; the administrative agent for a syndicate of lenders, in order to refinance the Company’s existing term loan (See Term Loan below). The Exchange Agreement permitted each lender to exchange 2008 Notes, in proportion to the lender’s principal amount of participation in the refinanced term loan, for 2010 Notes and shares of the Company’s common stock. On March 31, 2010, in accordance with the terms of the Exchange Agreement, investors received, for each $1,000 principal amount of 2008 Notes exchanged: (a) $900 principal amount of 2010 Notes and (b) $50 worth of shares of the Company’s common stock (based on the greater of 95% of (1) the volume-weighted average price of the common stock for the preceding ten trading days or (2) the closing price of the common stock on the day before the closing). The 2010 Notes carry the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes. The only difference in the terms of the notes is that the 2010 Notes are secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remain unsecured.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The 2008 Notes may settle with cash upon conversion. The Company accounted for both the liability and equity components of the 2008 Notes using the Company’s 11.5% nonconvertible debt borrowing rate and the five-year expected amortization term of the associated debt discount. The five-year term represents the period from inception until contractual call/put options contained in the 2008 Notes become exercisable on February 2013. The Company assumed an effective tax rate of 38.0%. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with an associated deferred tax liability of $10.6 million. At March 31, 2010, the unamortized discount related to the proportionate amount of the 2008 Notes exchanged was allocated to the 2010 Notes and is accreted over the same period using the effective interest method at an assumed rate of 9.9%. The remaining 2008 Notes discount is accreted over the same term and recognized as additional non-cash interest expense. Accretion of the discount totaled $1.3 million for each of the three months ended March 31, 2011 and 2010.

The Company exchanged $40 million of 2008 Notes for aggregate consideration of $36 million of 2010 Notes and $2.0 million worth of shares of common stock. On March 31, 2010, the Company issued 1,568,867 shares of common stock to satisfy the common stock component of the Exchange Agreement. The transaction was recorded as an exchange of debt. Accordingly, no gain or loss was recognized and the difference between the debt exchanged and the net carrying value of the debt was recorded as a reduction of previously recorded debt discount. The remaining discount is amortized over the period the convertible debt is expected to remain outstanding. Capitalized commitment fees of $7.3 million associated with the Exchange Agreement are amortized using the effective interest method over the period the convertible debt is expected to remain outstanding. Third-party transaction costs of $0.8 million incurred in conjunction with the Exchange Agreement were expensed as incurred.

Interest on the 2008 and 2010 Notes accrues at 5.25% per annum and is payable semiannually in arrears on February 15 and August 15. The Company is obligated to pay contingent interest to holders of the 2008 and 2010 Notes during any six-month period from an interest payment date to, but excluding, the following interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the note. Contingent interest payable per note, with respect to any such period, will be equal to 0.5% per annum of the average trading price of the applicable note for the five trading days referenced above.

The 2008 and 2010 Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem, for cash, all or a portion of the 2008 and 2010 Notes at a price equal to 100% of the outstanding principal note amount, plus associated accrued and unpaid interest, including any contingent interest. Holders of either 2008 or 2010 Notes can require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023.

If the Company engages in certain types of corporate transactions, note holders can require the Company to purchase all or a portion of the note holder’s outstanding notes. Any repurchase of the 2008 and 2010 Notes pursuant to the aforementioned provisions must be for a cash price equal to 100% of the principal amount of the notes to be purchased in addition to associated accrued and unpaid interest, including any contingent interest.

The 2008 and 2010 Notes are convertible into shares of the Company’s common stock at the option of the note holders, subject to certain contractual conditions. The conversion rate is equal to 43.9560 shares per $1,000 principal note amount (equal to a conversion price of approximately $22.75 per share), subject to adjustment, as contractually defined. Upon conversion, the Company may deliver, at the Company’s option, either cash or shares of common stock or a combination of cash and shares of common stock.

Term Loan

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement (the “Senior Credit Facility” or “term loan”) for a $40.0 million term loan with Whitebox Advisors, LLC, the administrative agent for a syndicate of lenders. The term loan repaid the existing Wells Fargo senior credit facility and provided net proceeds of $6.1 million to use for general corporate purposes.

The term loan indebtedness matures November 1, 2012 and has scheduled quarterly principal payments of $1,000,000. Interest is paid quarterly and any remaining unpaid principal balance is due at maturity. The Company has the option to pay interest due in cash or to pay a portion of the interest due in cash and capitalize the remaining unpaid interest due. Any capitalization of interest results in an increase in the term loan principal amount due. The annualized cash interest rate is 12.5% when the principal balance exceeds $30 million, 11.5% when the principal balance is $20 million or more but not in excess of $30 million, and 10.5% when the principal balance is less than $20 million. If the Company elects to capitalize a portion of the interest due, the annualized cash interest rate applied is 8% and additional interest is capitalized and added to the remaining term loan principal amount at an annualized rate of 6% when the principal balance exceeds $30 million, 4.5% when the principal balance is $20 million or more but not in excess of $30 million, and 3.5% when the principal balance is less than $20 million.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Senior Credit Facility requires additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes, depreciation and amortization, and other contractually identified non-cash items) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5 million and up to $15 million for some contractually specified asset disposals, plus 75% of any cash proceeds in excess of $15 million from certain specified types of asset disposals, (c) 75% of any Federal income tax refunds received, and (d) upon election by the lenders, of up to $1 million of additional principal repayment on quarterly payment dates, when the volume-weighted average price of the Company’s common stock price is equal to or greater than $1.3419 per share, payable by issuance of common stock (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

On March 25, 2011, the Senior Credit Facility lenders elected to receive an additional principal payment of $1,000,000 in shares of the Company’s common stock payable on March 31, 2011. As a result, the Company issued the lenders 171,154 shares of the Company’s common stock on March 31, 2011. The $0.4 million difference between the fair value of the stock at the date of the election, March 25, 2011, and the $1.0 million principal repayment was recorded as additional debt discount and is being amortized over the remaining period the term loan is expected to remain outstanding.

The Senior Credit Facility provided for a commitment fee of $7.3 million. At closing on March 31, 2010, $0.9 million was paid in cash and $4.4 million was paid via the issuance of 3,431,133 shares of common stock. Deferred commitment fees of $2.0 million were settled with an issuance of 611,108 shares of common stock and a $0.3 million cash payment on September 30, 2010 and with a $1.0 million cash payment on March 31, 2011. The Company allocated one-half of the commitment fees to the term loan and one-half to the Exchange Agreement. Commitment fees capitalized as deferred financing costs are amortized as additional interest expense over the periods the term loan and convertible debt are expected to remain outstanding.

Senior Credit Facility borrowings are secured by substantially all of the Company’s present and future assets. The Senior Credit Facility does not contain a revolving line of credit facility nor require quarterly or annual financial covenant compliance; however, the Senior Credit Facility does restrict any Company payments of common stock dividends without the lender’s prior written consent and limits the Company’s amount of capital investment.

Convertible Notes and Term Loan Guarantees

The 2008 and 2010 Notes, as well as the term loan, are guaranteed by substantially all of the Company’s wholly owned subsidiaries. Flotek Industries, Inc., the parent company, is a holding company with no independent assets or operations. The guarantees provided by the Company’s subsidiaries are full and unconditional, and joint and several. Any subsidiaries of the Company that are not guarantors are deemed to be “minor” subsidiaries in accordance with SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company, or any guarantor, to obtain funds from subsidiaries by dividend or loan.

Share Lending Agreement

Concurrent with the 2008 Notes offering, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear Stearns International Limited (the “Borrower”). The Borrower subsequently became an indirect, wholly owned subsidiary of JP Morgan Chase & Company. In accordance with the terms of the Share Lending Agreement, the Company loaned 3,800,000 shares of common stock (the “Borrowed Shares”) to the Borrower for a period commencing February 11, 2008 and ending February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower, if the principal balance of the 2008 Notes has been repaid or upon agreement with the Borrower. The Borrower is permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes and for the establishment of hedge positions by holders of the 2008 Notes. The Company did not require collateral to mitigate any inherent or associated risk of the Share Lending Agreement.

In February 2008, the Borrower borrowed all 3,800,000 shares available under the Share Lending Agreement. The shares are subject to adjustments for stock dividends, stock splits or reverse stock splits. The Company did not receive any proceeds for the Borrowed Shares, but did receive a nominal loan fee of $0.0001 for each share loaned. The Borrower retained all proceeds from the sale of Borrowed Shares pursuant to the Share Lending Agreement. Upon conversion, the number of Borrowed Shares proportionate to the conversion rate for the 2008 Notes must be remitted to the Company. Any borrowed shares returned to the Company cannot be re-borrowed.

Borrowed Shares are issued and outstanding for corporate law purposes; accordingly, holders of Borrowed Shares possess all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of stockholders and the right to receive any dividends or other distributions declared or paid on outstanding shares of common stock. Under the Share Lending Agreement, the Borrower agreed to pay to the Company, within one business day after a payment date, an amount equal to any cash dividends that the Company paid on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company made on the Borrowed Shares.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

To the extent the Borrowed Shares loaned under the Share Lending Agreement were not sold or returned to the Company, the Borrower agreed not to vote such Borrowed Shares of which it is the owner of record. The Borrower also agreed not to transfer or dispose of any Borrowed Shares, other than to Borrower’s affiliates, unless such transfer or disposition was pursuant to a registration statement effective under the Securities Act. Investors that purchased shares from the Borrower, and all subsequent transferees of such purchasers, are entitled to the same voting rights, with respect to those shares, as any other holder of common stock.

Contractual undertakings of the Borrower had the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares. Further, all shares outstanding under the Share Lending Agreement are required to be returned to the Company at a future date. Consequently, shares of the Company’s stock loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings per share.

The Company determined that the fair value of the share lending arrangement was $0.5 million at the date of issuance. The fair value was recorded as debt issuance cost and is amortized as additional interest expense over the period from the date of issuance through February 15, 2013, the earliest put date of the related debt. At March 31, 2011 and December 31, 2010, unamortized debt issuance cost relating to the share lending arrangement totaled $0.2 million. The Company estimates that this unamortized value approximates the fair value of the loaned shares outstanding at March 31, 2011 and December 31, 2010. The fair value of similar common shares not subject to the share lending arrangement based on the closing price of the Company’s common stock on March 31, 2011, totaled $32.0 million.

Capital Lease Obligations

The Company leases equipment and vehicles under capital leases. At March 31, 2011 and December 31, 2010, the Company had $1.0 million of capital lease obligations.

Note 8 — Fair Value Measurements

Fair value is the amount at a measurement date that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company categorizes financial assets and liabilities into the three-tiered levels of the fair value hierarchy. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value and bases the categorization within the hierarchy on the lowest level of input that is available and significant to the fair value measurement.

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

Liabilities Measured at Fair Value on a Recurring Basis

Liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Common stock warrants, March 31, 2011 (1)	$—	$—	$18,639	$18,639

Common stock warrants, December 31, 2010 (1)	$—	$—	$26,193	$26,193

(1)	The fair value of common stock warrants was estimated using a Black-Scholes option-pricing model. See Note 11 for additional information regarding common stock warrants.

There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements during the three months ended March 31, 2011 or 2010. During the three months ended March 31, 2011, $7.6 million of non-cash gain was recognized as a fair value adjustment within level three of the fair value measurement hierarchy. The change was primarily due to the conversion of 0.8 million Exercisable Warrants and 2.5 million Contingent Warrants at a fair value of $7.35 and $7.37 per warrant, respectively. During the twelve months ended December 31, 2010, $21.5 million

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

of non-cash fair value loss adjustment were recognized within level three of the fair value measurement hierarchy. The fluctuation was primarily due to an increase in the price and volatility of the Company’s common stock partially offset by the conversion of 1.0 million Exercisable Warrants and 3.6 million Contingent Warrants with weighted average fair values of $1.30 and $1.30 per warrant, respectively. The fair value price per each Exercisable and Contingent Warrant for each period presented ranged from a low of $0.61 to a high $4.46 and from a low of $0.63 to a high of $4.48 per warrant, respectively. During the periods presented there were no new issuances of warrants or transfers in or out of the Level 3 hierarchy.

Warrant Liability	March 31, 2011	December 31, 2010
Balance, beginning of period	$26,193	$4,729
Fair value adjustments, net	(7,554)	21,464

Balance, end of period	$18,639	$26,193

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at March 31, 2011 or December 31, 2010.

The carrying value and estimated fair value of the Company’s convertible notes and long-term debt were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes (2008 Notes) (1)	$66,804	$71,531	$65,858	$64,688
Convertible senior secured notes (2010 Notes) (1)	33,045	36,142	32,697	32,684
Term loan	31,852	32,277	33,621	33,875
Capital lease obligations	1,023	1,014	960	942

(1)	The carrying values of the 2008 and 2010 Notes are representative of bifurcated debt components only, while the fair values are based on the market value of the respective notes, including convertible equity components.

The estimated fair value of the 2008 Notes was based on the quoted market price of the 2008 Notes. The estimated fair value of the 2010 Notes and term loan were based on rates available for instruments with similar risks and maturities. The carrying value of the term loan approximated fair value as the negotiated interest rate was variable. Accordingly, the carrying value approximated the current market value for instruments with similar risks and maturities. The fair value of capital lease obligations was determined based upon current lease rates adjusted for a risk premium. The estimated fair value of the convertible notes and long-term debt were measured using Level 2 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

Non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to annual and interim fair value adjustment in certain circumstances. No fair value adjustment was deemed necessary for the three months ended March 31, 2011 or 2010, respectively.

Note 9 — Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common stock equivalent shares outstanding, if the effect is dilutive. Potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share during the three months ended March 31, 2010 since including them would have an anti-dilutive effect on net earnings (loss) per share due to the net loss incurred during that period.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In connection with the issuance of the 2008 Notes in February 2008, the Company entered into a Share Lending Agreement for 3,800,000 shares of the Company’s common stock (see Note 7 - Convertible Notes & Long Term Debt, “Share Lending Agreement”). Contractual undertakings of the Borrower have had the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings (loss) per common share.

For the three months ended March 31, 2011, certain outstanding stock options were excluded from the calculation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock. Also for the three months ended March 31, 2011, the Company’s convertible senior notes which are convertible into 4,879,291 shares of common stock were not considered in the calculation of the earnings (loss) per common share, as inclusion was anti-dilutive.

Basic and fully diluted earnings (loss) per share are computed as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributable to common stockholders - Basic	$5,506	$(12,141)
Plus convertible preferred stock dividends for assumed conversion of preferred stock	140	—

Net income (loss) attributable to common stockholders - Diluted	$5,646	$(12,141)

Weighted average common shares outstanding - Basic	37,571	20,167

Assumed conversions:
Incremental common shares from warrants	3,527	—
Incremental common shares from stock options	689	—
Incremental common shares from convertible preferred stock before conversion	1,761	—

Weighted average common shares outstanding - Diluted	43,548	20,167

Basic earnings (loss) per common share	$0.15	$(0.60)
Diluted earnings (loss) per common share	$0.13	$(0.60)

Note 10 — Income Taxes

The Company has two U.S. tax filing groups required to file separate U.S. Federal income tax returns: (1) Flotek Industries, Inc. and subsidiaries, and (2) Petrovalve, Inc. and subsidiaries. Taxable income of one group’s return cannot offset tax attributes, including net operating losses, of the other group’s return.

The effective income tax rate for the three months ended March 31, 2011 and 2010 was 13.5% and (17.4%), respectively. The change in the Company’s effective tax rate is primarily due to a decrease to tax expense associated with nontaxable income related to the change in the fair market value of the warrant liability and a decrease in the valuation allowance against the deferred tax asset of one of the Company’s filing jurisdictions.

The Company had federal income tax receivable of approximately $2.3 million and $3.0 million at March 31, 2011 and December 31, 2010, respectively, related to anticipated carry backs of net operating losses incurred in prior periods.

Note 11 — Convertible Preferred Stock and Stock Warrants

On August 12, 2009, the Company sold 16,000 units (the “Units”), consisting of Series A cumulative convertible preferred stock and warrants, for $1,000 per Unit, yielding aggregate gross proceeds of $16.0 million. Net proceeds from issuance of the Units totaled $14.8 million. The net proceeds from the sale of the Units reduced borrowings under the existing senior credit facility, ensured availability of credit, and facilitated operational objectives.

Each Unit consisted of one share of cumulative convertible preferred stock (“Convertible Preferred Stock”), detachable warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and detachable contingent warrants to purchase up to 500 shares of the Company’s common stock at an exercise price of $2.45 per share (“Contingent Warrants”).

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The gross proceeds from the issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and warrant relative fair values. The Company engaged third-party valuations experts to quantify the relative fair value of the Unit’s debt and equity components. The fair value of the warrants was determined with the Black-Scholes option-pricing model presuming a five-year term, volatility of 54%, a risk-free rate of return of 2.7%, and an assumed dividend rate of zero. The fair value of the preferred stock component was determined based upon a valuation of the beneficial conversion right and host contract. The fair value of the beneficial conversion right was estimated based upon a Monte Carlo simulation of the Company’s possible future stock price in order to assess the likelihood of conversion. Due to a lack of comparable companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount recognized from the allocation of proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The detachable warrants fair value of $5.2 million at March 31, 2010 was recorded as a warrant liability. The Company determined that conversion option embedded within the preferred stock had intrinsic value and was beneficial to the holders of the preferred stock. Accordingly, $5.2 million of intrinsic value was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction.

The preferred stock conversion period was estimated to be 36 months based upon third party evaluation of the conversion options. The accretion of the preferred stock discount was $3.9 million and $2.3 million during the three months ended March 31, 2011 and 2010, respectively, including the proportionate discount accretion recognized from conversions during the periods presented.

Preferred Stock

Each share of Convertible Preferred Stock was convertible at any time, at the holder’s option, into 434.782 shares of the Company’s common stock. The conversion rate approximated an equivalent conversion price of approximately $2.30 per share of common stock.

Each share of Convertible Preferred Stock had a liquidation preference of $1,000. Dividends were accrued at a rate of 15% of the liquidation preference per year and accumulated since not paid quarterly. Dividends declared at the Company’s election, were subject to applicable debt covenant restrictions and were required to be paid in cash, common stock or a combination thereof. No dividends were declared or paid on the Convertible Preferred Stock through December 31, 2010. At December 31, 2010, the Company had accrued and unpaid Convertible Preferred Stock dividends of $2.3 million.

After February 11, 2010, the Company may automatically convert the preferred shares into common shares if the closing price of common stock is equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the Convertible Preferred Stock is automatically converted and the Company has not previously paid holders amount equal to at least eight quarterly dividends, the Company will also be obligated to pay an amount, in cash or common stock, equal to eight quarterly dividend payments less any dividends previously paid.

On January 6, 2011, the Company paid all accumulated and unpaid dividends on the outstanding shares of Convertible Preferred Stock. The payment, at an annual rate of 15% of the liquidation preference, covered the period from issuance, August 12, 2009, through December 31, 2010. In accordance with the Certificate of Designations, dividends were paid in shares of the Company’s common stock. Dividends per share of $208.33 were paid in shares of common stock valued at $4.81, based upon the prior ten business day volume-weighted average price per share with fractional shares paid in cash.

On February 4, 2011, the Company exercised the contractual right to mandatorily convert all remaining outstanding shares of cumulative convertible preferred stock into shares of common stock at the prevailing conversion rate of 434.782 shares of common stock for each share of preferred stock. The Company issued 4,871,719 shares of common stock for preferred shares converted during 2011, including those mandatorily converted. In accordance with the applicable Certificate of Designations which governed the preferred stock, holders of preferred shares subject to mandatory conversion were entitled to no fewer than eight quarterly dividend payments. On February 4, 2011, dividends per share of $91.67 were paid in shares of common stock valued at $6.63, based upon the prior ten business day volume-weighted average price per share All fractional shares were paid in cash. During the three months ended March 31, 2010, holders of 2,780 shares of preferred stock elected conversion into 1,208,692 shares of common stock. The Company received no proceeds from the conversions.

Stock Warrants

Exercisable Warrants were exercisable upon issuance and expire August 12, 2014 if not exercised. Contingent Warrants became exercisable on November 9, 2009 and expire November 9, 2014 if not exercised. Both Exercisable and Contingent Warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for, or convertible into, common stock at a price per share less than the warrant’s exercise price. Due to the anti-dilution price adjustment provision in the warrant agreements, the warrants were not considered to be equity but rather recorded at fair value as a warrant liability when issued. The warrant liability is marked to fair value through the statement of operations at the end of each reporting period over the remaining life of the warrants.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In accordance with contractual anti-dilution price adjustment provisions, the Contingent and Exercisable Warrants were re-priced as a result of the payment of a portion of the initial and deferred commitment fees related to the Company’s term loan with common stock on March 31, 2010 and September 30, 2010. At March 31, 2011, all warrants have an exercise price of $1.21 per share. During the three months ended March 31, 2011, Contingent and Exercisable Warrants were exercised to purchase 3,322,250 shares of the Company’s common stock for which the Company received cash proceeds of $4.0 million. At March 31, 2011, Contingent and Exercisable Warrants to purchase up to 2,531,100 shares of common stock remain outstanding.

The Company uses the Black-Scholes option-pricing model to estimate the value of the warrant liability at the end of each reporting period. At March 31, 2011, inputs for the fair value calculation included the remaining terms of the Contingent and Exercisable Warrants, volatility of 70.2%, a risk-free rate of return of 1.5%, and an assumed dividend rate of zero. At March 31, 2010, inputs for the fair value calculation included the remaining term of the Contingent and Exercisable Warrants, volatility of 57.6%, a risk-free rate of return of 2.6%, and an assumed dividend rate of zero.

Note 12 — Common Stock

The Company’s certificate of incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.

A reconciliation of the change in shares of the Company’s common stock issued during the three months ended March 31, 2011 is as follows:

Shares issued at December 31, 2010	36,753,891
Issued upon conversion of preferred stock	4,871,719
Issued in payment of term loan debt	171,154
Issued upon exercise of warrants	3,322,250
Issued as dividend payments on preferred stock	624,171
Issued upon exercise of stock options	6,008

Shares issued at March 31, 2011	45,749,193

Note 13 — Commitments and Contingencies

Litigation

Although subject to ongoing litigation, the Company does not believe any current litigation is probable of success or will result in any material uninsured losses. The possibility exists, however, that an unexpected judgment could be rendered against the Company, in certain cases in which the Company is involved, that could be uninsured and/or beyond the amounts currently reserved. In certain circumstances, those losses could be material.

Common Stock Listing on the New York Stock Exchange

Flotek’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the stock ticker symbol “FTK.” In accordance with the NYSE’s continued listing standards, a company is considered below compliance standards if, among other things, the average global market capitalization over a 30 trading-day period and the stockholders’ equity are both less than $50 million. The Company received notification of non-compliance during the fourth quarter of 2009. At that time, the NYSE required the Company to submit a plan addressing the compliance breach and propose remediation.

In March 2010, the Company submitted a plan of action to the NYSE that outlined the Company’s strategy to achieve compliance with the NYSE continued listing standards within an 18-month cure period ending in June 2011. During implementation and execution of the plan of action, the Company’s common stock continued to be listed and traded on the NYSE, as the Company remained compliant with all other NYSE continued listing requirements.

On March 24, 2011, Flotek was notified that full compliance with the NYSE’s quantitative continuous listing standards had been regained. The notice declared that the decision was taken following Flotek’s “consistent performance with respect to the original business plan submission and the achievement of compliance with the NYSE’s minimum market capitalization requirement for the last two quarterly updates.”

Note 14 — Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers to determine allocation of resources and assessment of performance.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company is comprised of three reportable segments; Chemicals, Drilling, and Artificial Lift:

•

Chemicals consist of two business divisions: 1) Specialty Chemicals and 2) Logistics. Specialty Chemicals designs, develops, manufactures, packages and sells chemicals used by oilfield service companies in oil and natural gas well drilling, cementing, stimulation and production activities. The Logistics division manages automated handling, loading facilities, and blending capabilities of bulk materials for oilfield service companies.

•	Drilling rents, inspects, manufactures and markets down-hole drilling equipment used in energy, mining, water well and industrial drilling activities.

•

Artificial Lift manufactures and markets artificial lift equipment, including the Petrovalve line of beam pump components, electric submersible pumps and gas separators, valves and services that support coal bed methane production activities.

The Company evaluates performance based upon several criteria. The primary financial measure is business segment income before taxes. Various functions, including certain sales and marketing activities and general and administrative activities are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, as well as estimated income tax provisions (benefits), are not allocated to reportable segments. Intersegment revenue totaled approximately $2.5 million, or 4.7%, of consolidated revenue and $1.9 million, or 6.6%, of consolidated revenue for the three months ended March 31, 2011 and 2010, respectively.

Summarized financial information regarding reportable segments for the three months ended March 31, 2011 and 2010 includes (in thousands):

	Chemicals	Drilling	Artificial Lift	Corporate and Other	Total
2011
Net revenue from external customers	$26,927	$22,641	$3,337	$—	$52,905
Gross margin	11,301	8,945	899	—	21,145
Income (loss) from operations	8,525	4,697	426	(4,364)	9,284
Depreciation and amortization	390	1,943	53	82	2,468
Total assets	50,745	104,295	7,297	25,283	187,620
Capital expenditures	51	819	10	361	1,241

2010
Net revenue from external customers	$13,112	$12,911	$2,347	$—	$28,370
Gross margin	5,837	1,494	681	—	8,012
Income (loss) from operations	3,720	(3,193)	255	(4,516)	(3,734)
Depreciation and amortization	432	2,929	57	80	3,498
Total assets	36,146	117,793	6,977	28,627	189,543
Capital expenditures	39	928	8	—	975

One customer and its affiliates accounted for $7.2 million and $3.7 million of consolidated revenue for the three months ended March 31, 2011 and 2010, respectively. Over 97% of aforementioned revenue during both the first quarter of 2011 and 2010 was attributable to sales within Chemicals.

Revenue by country is based upon the location of services provided and products sold. Revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
United States	$45,075	$24,254
Other Countries	7,830	4,116

Total	$52,905	$28,370

Long-lived assets held in countries other than the U.S. at March 31, 2011 represent 4.3%, or $8.0 million, of total assets of $187.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including estimates, projections and statements related to Flotek Industries, Inc. (“Flotek” or the “Company”), the Company’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are to be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are not historical facts but rather represent the Company’s current assumptions and beliefs regarding future events, many of which are inherently uncertain and outside of the Company’s control. The forward-looking statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) are based upon information available as of the date of this Quarterly Report. The forward-looking statements relate to future industry trends and economic conditions and forecast performance or results of current and future initiatives as well as the outcome of contingencies and other uncertainties that could have a significant impact on the Company’s future business, operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions and should not be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.

A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”) and in this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

Executive Summary

Flotek is a diversified, global technology-driven, growth company that provides oilfield products, services and equipment to the oil, gas, and mining industries. The Company operates in select domestic and international markets, including the Gulf Coast, the Southwest, the Rocky Mountains, the Northeastern, the Mid-Continental U.S., Canada, Mexico, Central America, South America, Europe, Africa and Asia and markets products domestically and internationally in over 20 countries. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure-pumping service companies, national and state-owned oil companies and international supply chain management companies.

The Company’s ability to compete in the oilfield services market is dependent on the Company’s ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Operations are influenced by natural gas and oil well drilling activity, the depth and drilling conditions of wells, the number of well completions and the level of work-over activity in North America. Drilling activity is largely dependent on the volatility of natural gas and crude oil prices as well as expectations of future prices. The Company’s results of operations are also heavily dependent upon sustainable prices charged to customers. Prices charged are influenced by drilling activity levels, availability of equipment and other resources, and competitive pricing pressures. These combined market factors can lead to volatility in both revenue and profitability.

Comparison of Historic Market Conditions for the Three Months Ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	% Change
Average Active Drilling Rigs
United States	1,721	1,354	27.1%
Canada	563	445	26.5%

Total North America	2,284	1,799	27.0%

Vertical rigs (U.S.)	514	463	11.0%
Horizontal rigs (U.S.)	981	669	46.6%
Directional rigs (U.S.)	226	222	1.8%

Total drilling type (U.S.)	1,721	1,354	27.1%

	Three Months Ended March 31,
	2011	2010	% Change
Oil vs. Natural Gas Drilling Rigs
Oil	1,198	694	72.6%
Natural Gas	1,086	1,105	-1.7%

Total North America	2,284	1,799	27.0%

Average Commodity Prices
West Texas Intermediate Crude Prices ($ / barrel)	$93.54	$78.64	18.9%
Natural Gas Prices ($/Mmcf)	$4.04	$4.78	-15.5%

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: West Texas Intermediate Crude and Natural Gas Prices, Department of Energy, Energy Information Administration (www.eia.doe.gov)

Global economic growth and increased demand for oil and natural gas are the primary drivers of customer expenditures to develop and produce oil and natural gas. Recovery within the global economy began in 2010 and is anticipated to continue in 2011. Increased economic activity, particularly in emerging Asia and Middle East economies, combined with market predictions of continued economic growth supports expectations of increasing demand for oil and natural gas. Spending by oil and natural gas exploration and production companies is dependent upon expected future supply and forecast demand for oil and natural gas products, as well as estimates of costs to find, develop, and produce reserves. Changes in oil and natural gas exploration and production spending resulted in increased demand for the Company’s products and services for the period ended March 31, 2011 as compared to the period ended March 31, 2010.

In North America, customer expenditures for both oil and natural gas projects resulted in a 27% increase in the North American rig count as of March 31, 2011 compared to March 31, 2010. The increase in oil-directed drilling is a direct reflection of the global price of oil, currently trading at a premium on a Btu basis, relative to natural gas in North America. The increase in gas-directed drilling activity in unconventional shale gas plays is attributable to favorable prices for wet gas, despite relatively low prices for natural gas. Spending on gas-directed projects is supported by (1) hedges on prior period production transacted when futures prices were higher, (2) the need to drill and produce natural gas wells in order to hold leases acquired in earlier periods, (3) the influx of equity from companies interested in penetration and development of shale resource plays, and (4) associated production of natural gas liquids in certain basins.

Forecasting the Company’s position in the current economic cycle is challenging as it differs from past cycles due to the overlay of continued worldwide uncertainties, including significant political unrest and radical regime and governmental changes in significant oil producing countries. Change in product demand from natural gas to liquid rich natural gas products has affected the type of industry drilling activity distribution. Despite recent favorable activity, the Company expects continued uncertainty in drilling activity in 2011 due to fluctuating commodity prices, global demand for oil and natural gas, and supply and depletion rates of oil and natural gas reserves, as well as broader variables including governmental fiscal policies and current and potential political unrest in key petroleum producing countries.

The Company anticipates that economic conditions will continue to improve throughout 2011 despite drilling activity uncertainty. As exploration and production companies’ outlooks improve with favorable expectations of liquid-rich natural gas and oil prices, the Company remains optimistic that capital budgets for drilling and completion activities will strengthen. Further, the Company expects rig count in oil basins to lead to margin relief on pricing, as evidenced by increased drilling activity in the Permian Basin and increased drilling revenue within the Company’s measurement while drilling (“MWD”) business during the first quarter of 2011 as compared to the first quarter of 2010.

The Company expects that North American gas market activity will remain relatively stable in unconventional plays such as Barnett, Haynesville, Marcellus and other basins that use the Company’s drilling tools. Additionally, growing recognition of beneficial use and corresponding increase in demand for the Company’s environmentally friendly chemical additives is expected to continue. The Company’s proprietary chemical additives enhance well performance when added to fracturing fluids in this type of drilling and further support the stability of product demand within the Company’s chemical business. Product demand is also closely aligned to rig count activity, which is trending favorably. The Company intends to continue to pursue strategic international initiatives and opportunities in 2011.

The Company anticipates 2011 drilling and completion activity will remain relatively stable as compared to 2010 levels. Market conditions are forecast to improve slightly and pricing is expected to remain competitive throughout 2011. The Company remains committed to the strategic initiative of adding drilling jars and shock subs to the Company’s fleet in order to reduce dependency on sub-rental usage. The Company also remains committed to the pursuit of international market opportunities in 2011 related to the Teledrift reporting unit’s line of MWD products.

Focus on research and development efforts within the chemicals business has allowed the Company to be responsive to increased demand and growth in unconventional liquid rich and oil sand formation plays. As a result of success in unconventional areas such as the Marcellus Shale and within tight gas play areas such as the Niobrara, the Company expects to continue to experience increased demand and growth, particularly with the

Company’s complex nanofluid product line. Further, the drilling business has adapted several designs in the Company’s motor line in order to operate more successfully in areas such as Haynesville, Barnett and Bakken. Improvement in operational efficiencies has allowed the Company’s artificial lift business to expand the Company’s customer base, even as depressed natural gas prices have negatively impacted coal bed methane drilling activity.

Capital expenditures were $1.2 million in the first three months of 2011 compared to $1.0 million for the same period in 2010. Capital expenditures increased in 2011 in order to be responsive to increased product and service demand. Replacement of worn essential equipment, previously delayed due to the global macroeconomic downturn, also contributed to the increase. Management has forecast additional capital expenditures of $7.6 million for the remaining 2011 annual fiscal period; however, forecast expenditures may fluctuate dependent upon market demand and realized results of operations. The Company actively manages capital expenditures in order to be responsive to the market, take advantage of strategic opportunities and further increase the Company’s international presence.

The Company’s business is comprised of three reportable segments: Chemicals, Drilling and Artificial Lift. The Chemicals and Drilling segments focus on serving the drilling-related needs of oil and gas companies. Additionally, the Chemicals and Artificial Lift segments focus on serving the production related needs of oil and gas companies. The Company believes product offerings and geographical presence throughout each business segment provides appropriately diverse sources of cash flow. While each segment has unique technological expertise, all segments share a commitment to provide customers with quality services and products at competitive prices.

•

Chemicals is comprised of two business divisions: Specialty Chemicals and Logistics. The Specialty Chemicals division designs, develops, manufactures, packages and markets specialty chemicals used in oil and gas well cementing, stimulation, acidizing, drilling and production. The Logistics division manages automated material handling, loading facilities, and blending capabilities for oilfield services companies.

•	Drilling rents, inspects, manufactures and markets down-hole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•

Artificial Lift assembles and markets artificial lift equipment, including the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production.

Results of Operations (in thousands):

	Three Months Ended March 31,
	2011	2010

Revenue	$52,905	$28,370
Cost of revenue	31,760	20,358

Gross margin	21,145	8,012

Selling, general and administrative costs	10,341	10,191
Depreciation and amortization	1,021	1,193
Research and development costs	499	362

Income (loss) from operations	9,284	(3,734)

Loss on extinguishment of debt	—	(995)
Interest and other expense, net	(4,840)	(4,156)
Other financing costs	—	(816)
Change in fair value of warrant liability	7,554	(1,813)

Income (loss) before income taxes	11,998	(11,514)
(Provision) benefit for income taxes	(1,624)	2,001

Net income (loss)	$10,374	$(9,513)

Consolidated Comparison of the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010

Revenue for the three months ended March 31, 2011 totaled $52.9 million, an increase of $24.5 million, or 86.5%, compared to $28.4 million for the same period in 2010. Revenue increased across all of the company’s segments primarily due to improved volumes, increased oil prices, increased product demand, increased drilling activity, market expansion and growth in the Company’s international business.

The consolidated gross margin increased by $13.1 million, or 163.9%, to $21.1 million for the three months ended March 31, 2011 from $8.0 million for the same period in 2010. Consolidated gross margin as a percentage of sales increased to 40.0% during the first quarter of 2011 as compared to 28.2% for the first quarter of 2010. The favorable variance is primarily due to the operating results of the Drilling and Chemicals segments. Drilling contributed $7.5 million to the overall favorable gross margin variance with a proportionately higher increase in revenue over related cost of revenue and direct expenses. Period over period, Drilling revenue increased $9.7 million, or 75.4%, while related cost of revenue increased $3.3 million, or 47.3%, and direct expenses decreased $0.2 million or 7.2%. Operating expense efficiencies are attributable to active management oversight and continued commitment to cost containment. The Chemicals segment contributed $5.5 million to the favorable consolidated gross margin variance. Although the Chemicals segment gross margin as a percentage of sales decreased by 2.5% to 42% for the three months ended March 31, 2011, as compared to 44.5% for the same period in 2010, increased sales volume was contributory to the overall gross margin increase. The 2.5% decline in the Chemicals segment gross margin resulted from the introduction of new products tailored to specific customer requirements and increased raw material prices. The consolidated gross margin is calculated as consolidated revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative expenses, (“SG&A”) are not directly attributable to products sold or services rendered. SG&A expense for the three months ended March 31, 2011 remained relatively flat at $10.3 million when compared to $10.2 million for the same period in 2010. Although total SG&A expense remained comparable overall, salaries, benefits, and incentive and stock compensation expenses increased $0.8 million offset by decreased professional fees of $0.6 million, decreased capitalized overhead expense of $0.1 million and decreased property tax expense of $0.1 million.

Depreciation and amortization expense of $1.0 million was recognized for the first quarter of 2011, a decrease of $0.2 million or 14.4% from $1.2 million in the first quarter of 2010. The decrease is primarily due to the impairment of fixed assets and other intangible assets recognized in December 2010. Research and development (“R&D”) expense of $0.5 million was recognized for the three months ended March 31, 2011, an increase of 37.8%, as compared to $0.4 million during the same period in 2010. The increase in R&D expense is the result of on-going strategic initiatives within the Chemicals segment.

During the three months ended March 31, 2011, the warrant liability decreased $7.6 million or 28.8% to $18.6 million from $26.2 million at December 31, 2010. The primary cause of the decrease was the exercise of 2.5 million contingent warrants and 0.8 million exercisable warrants. The decrease in the warrant liability was recognized in the statement of operations as noncash income. The remaining warrant liability will never be cash settled; rather future fluctuations in value will be recognized as noncash income or expense. The warrant liability will be settled and removed from the balance sheet upon exercise of all remaining outstanding warrants.

Interest expense was $4.8 million in the first quarter of 2011, an increase of $0.7 million or 16.5% as compared to $4.2 million in the first quarter of 2010. The increase was the result of an interest rate increase from 8.5% to 12.5% due to refinancing the Company’s senior credit facility combined with amortization of related issuance costs of $1.0 million recognized during the three month period ended March 31, 2011.

Amortization of debt issuance costs of $0.8 million and loss on extinguishment of debt of $1.0 million were recognized during the first quarter of 2010 due to the senior credit facility refinancing and resulting retirement of the Company’s existing Wells Fargo senior credit facility. No comparable expenses were incurred during the first quarter of 2011.

The Company recorded an income tax provision of $1.6 million for the quarter ended March 31, 2011, reflecting an effective tax rate of 13.5%, compared to a tax benefit of $2.0 million recognized for the quarter ended March 31, 2010, reflecting an effective tax rate of 17.4%. The change in the Company’s effective tax rate is primarily due to a decrease in tax expense associated with nontaxable income related to the change in the fair market value of the warrant liability and a decrease valuation allowance against the deferred tax asset of one of the Company’s filing jurisdictions.

Results of Operations by Reportable Segment

Chemicals (dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Revenue	$26,927	$13,112
Gross margin	$11,301	$5,837
Gross margin %	42.0%	44.5%
Income from operations	$8,525	$3,720
Income from operations %	31.7%	28.4%

Chemicals Comparison of the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010

Revenue for the three months ended March 31, 2011 totaled $26.9 million, an increase of $13.8 million, or 105.4%, as compared to $13.1 million for the same period in 2010. Increased oil-directed drilling activity driven by favorable expectations of liquid-rich natural gas prices combined with the period over period increase in global oil prices from $78.64/barrel to $93.54/barrel contributed to the 72.6% increase in liquid-rich natural gas and oil rig activity to 1,198 rigs at March 31, 2011 from 694 rigs at March 31, 2010. Strategic adaptation of the Company’s natural gas effective complex nanofluid products to oil effective complex nanofluid products enabled the Company to benefit from increased industry demand and growth, particularly within the Marcellus Shale and the Niobrara plays.

Average natural gas prices decreased to $4.04/Mmbtu at March 31, 2011 from $4.78/Mmbtu at March 31, 2010. Further, average natural gas rig activity decreased slightly by 1.7% to 1086 rigs from 1,105 rigs quarter over quarter. The Company mitigated the impact of depressed natural gas prices and decreased natural gas drilling activity with the introduction of new customer specific products and with increased industry recognition of existing products’ production and environmental benefits. Increased product demand for microemulsion products from new and existing customers, as well as international activity, is responsible for the increase in sales revenue.

The Company’s logistics business, MTI, realized a 61% increase in revenue from $0.7 million in the first quarter of 2010 compared to $1.1 million in the first quarter of 2011. Increased revenue is attributable to the completion of two significant construction projects.

The gross margin increased $5.5 million, or 93.6 % in the first quarter of 2011 as compared to the first quarter of 2010; however, the gross margin as a percentage of sales revenue decreased by 2.5% to 42.0% from 44.5% period over period. The increase in the gross margin is attributable to increased product sales volume from new and existing customers. The decreased gross margin as a percentage of sales revenue is due to increased cost of materials, in particular feedstock prices, and the introduction of and expansion into new lower margin customer specific products. Competitive price pressures in the market have to date prevented the Company from fully implementing corresponding price increases to customers. Although the gross margins of new products as a percentage of sales revenue are slightly less robust than traditional products, the favorable increase in product sales volume and product demand remain contributory to the Company’s bottom line.

Income from operations was $8.5 million for three months ended March 31, 2011, an increase of $4.8 million or 129.2% compared to $3.7 million for the same period in 2010. Income from operations as a percentage of revenue increased 3.3% to 31.7% for the first quarter of 2011 from 28.4% for the same period in 2010. The favorable variance in income as a percentage of revenue is due to increased product sales revenue of $13.2 million, and increased service revenue of $0.7 million offset by a $0.5 million increase in SG&A expense and a $0.2 million increase in R&D expense period over period.

Drilling (dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Revenue	$22,641	$12,911
Gross margin	$8,945	$1,494
Gross margin %	39.5%	11.6%
Income (loss) from operation	$4,697	$(3,193)
Income (loss) from operations %	20.7%	(24.7)%

Drilling Comparison of the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010

Drilling revenue for the three months ended March 31, 2011 was $22.6 million, an increase of $9.7 million, or 75.4% compared to $12.9 million for the three months ended March 31, 2010. The favorable first quarter of 2011 vs. first quarter of 2010 variance was the combined result of a number of factors, including:

•	Increased horizontal (46.6%) and vertical (11.0%) rig count and correlated increase in market activity.

•	Increased market share in certain regions in which the Company operates. Representative regional revenue growth in the first quarter of 2011 as compared to the first quarter of 2010 is shown below.

•	Casper, Wyoming increased 1,065.6% from $0.2 million to $2.4 million.

•	Evanston, Wyoming increased 150.9% from $0.4 million to $0.9 million.

•	Bossier City, Louisiana increased 140.4% from $0.5 million to $1.3 million.

•	Tioga, North Dakota increased 121.4% from $0.4 million to $1.0 million.

•	Chickasha, Oklahoma increased 102.9% from $0.4 million to $0.8 million.

•	Realized product and rental price increases implemented in the latter part of 2010 consisted of:

•	Motor prices increases of 30%-40% in June 2010.

•	Teledrift product price increases of 10% in May 2010 and 5%-8% in November 2010.

•	Galleon product and service prices increases as needed to maintain material margins of greater than 50%.

•	Increased product sales due to collaborative joint marketing efforts across all reporting units.

•	Increased domestic and international customer base.

•	Increased international copper mining activity. Revenue generated from the Company’s top copper mining customers increased period over period 134.1% from $0.7 million to $1.6 million.

Rental activity and product sales revenue increased $6.5 million and $2.6 million, respectively in the first quarter of 2011 as compared to the first quarter of 2010. The $6.5 million increase in rental revenue by reporting unit consisted of increased Teledrift and Turbeco activity of $2.6 million and $3.9 million, respectively. Teledrift’s rental revenue growth resulted from improved market conditions, realized price increases (10% in May 2010 and 5%-8% in November 2010), joint product line marketing and sales efforts across reporting units and above average lost-in-hole (“LIH”) revenue ($0.5 million LIH revenue in the first quarter of 2011 compared to $0.3 million LIH revenue in the first quarter of 2010). Customer demand for Teledrift’s Pro Series tools also contributed to the favorable variance due to a period over period increase of $2.0 million rental revenue from $3.8 million in the first quarter of 2011 as compared to $1.8 million in the first quarter of 2010. Turbeco motor rentals increased $2.4 million, most significantly in the Barnett and Bakken shales, due to improved functional motor designs for historically difficult basins and improved pricing and run rates. Jar and shock rentals and integral blade stabilizer rentals increased $0.6 million and $0.4 million, respectively period over period. Of the favorable product revenue variance of $2.6 million, $0.9 million related to increased international copper mining activity. Increased mining activity was driven by the period over period increase in the market price of copper. The price of copper increased 22.7% to$4.32/lb at March 31, 2011 from $3.52/lb at March 31, 2010. Increased customer activity correlated with increased rig count (vertical rig count increased to 514 from 463, or 11.0%, and horizontal rig count increased to 981 from 669, or 46.6%) in the first quarter of 2011 as compared to the first quarter of 2010 contributed to the favorable variance as well.

The Drilling segment’s gross margin for the first quarter of 2011 was $8.9 million, an increase of $7.5 million, or 498.7%, compared to $1.5 million for the first quarter of 2010. Gross margin as a percentage of sales revenue increased 27.9% to 39.5% in the first three months of 2011 from 11.6% in the same period of 2010. Favorable period over period variance was primarily due to increased rental and product sales revenue, realized price increases of 30%-40% in motor rentals instituted in June 2010 combined with favorable product mix margins. Drilling revenue for the first quarter of 2011 as compared to the first quarter of 2010 increased 75.4%, while associated cost of revenue only increased 47.3% and direct expenses decreased 7.2%. Operating expense efficiencies are attributable to management oversight and continued commitment to cost containment.

Income from operations totaled $4.7 million in the first quarter of 2011, an improvement of $7.9 million, or 247.1%, as compared to a $3.2 million loss in the same period of 2010. Improved performance is due to favorable period over period gross margin and operating expense variances.

Artificial Lift (dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Revenue	$3,337	$2,347
Gross margin	$899	$681
Gross margin %	26.9%	29.0%
Income from operations	$426	$255
Income from operations %	12.8%	10.9%

Artificial Lift Comparison of the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010

Artificial Lift revenue for the three months ended March 31, 2011 totaled $3.3 million, an increase of $1.0 million, or 42.2%, compared to $2.3 million for the three months ended March 31, 2010. The favorable variance is primarily attributable to an increase in period over period product sales revenue of $0.9 million, or 41.4%, related to work-over activity derived from ongoing services with key customers. The majority of Artificial Lift revenue is associated with coal bed methane (“CBM”) drilling. CBM drilling activity is highly correlated to the price of natural gas, which decreased 15.5% to $4.04/Mmbtu at the end of March 2011 from $4.78/Mmbtu at the end of March 2010. Further, natural gas drilling activity period over period decreased 1.7% to 1,086 rigs from 1,105 rigs. Despite the unfavorable period over period conditions, management’s on-going development and retention of key customer relationships as well as increased prices mitigated the negative impact of decreased natural gas prices and natural gas drilling activity.

Artificial Lift’s gross margin increased slightly by $0.2 million, or 32.0%, to $0.9 million in the first quarter of 2011 from $0.7 million in the same period of 2010 due to increased activity related to contracted well and work-over services with a key customer coupled with favorable service pricing. The 42.2% period over period increase in revenue was partially offset by increased cost of revenue and direct expense. Cost of revenue for the first quarter of 2011 as compared to the first quarter of 2010 increased $0.6 million or 40.2%. Direct expenses, period over period, increased $0.2 million or 110.5% primarily due to a $0.1 million increase in salaries and benefits.

Income from operations improved $0.2 million or 67.1% to $0.4 million in the first quarter of 2011 from $0.2 million in the first quarter of 2010. Improved performance is due to favorable period over period gross margin variance and operating expense management.

Comparison of Historical Market Conditions for the Three Months Ended March 31, 2011 and December 31, 2010:

	Three Months Ended
	March 31, 2011	December 31, 2010	% Change
Average Active Drilling Rigs
United States	1,721	1,691	1.8%
Canada	563	412	36.7%

Total North America	2,284	2,103	8.6%

Vertical rigs (U.S.)	514	534	-3.7%
Horizontal rigs (U.S.)	981	942	4.1%
Directional rigs (U.S.)	226	215	5.1%

Total drilling type (U.S.)	1,721	1,691	1.8%

	Three Months Ended
	March 31, 2011	December 31, 2010	% Change
Oil vs. Natural Gas Drilling Rigs
Oil	1,198	973	23.1%
Natural Gas	1,086	1,130	-3.9%

Total North America	2,284	2,103	8.6%

Average Commodity Prices
West Texas Intermediate Crude Prices ($ / barrel)	$93.54	$85.10	9.9%
Natural Gas Prices ($/Mmcf)	$4.04	$3.66	10.4%

Results of Operations (in thousands):

	Three Months Ended
	March 31, 2011	December 31, 2010

Revenue	$52,905	$47,456
Cost of revenue	31,760	29,915

Gross margin	21,145	17,541

Selling, general and administrative costs	10,341	9,914
Depreciation and amortization	1,021	939
Research and development costs	499	420
Impairment of long-lived assets	—	8,898
Loss on disposal of long-lived assets	—	2,104
Goodwill impairment	—	390

Income (loss) from operations	9,284	(5,124)

Interest and other expense, net	(4,840)	(5,054)
Change in fair value of warrant liability	7,554	(19,042)

Income (loss) before income taxes	11,998	(29,220)
(Provision) benefit for income taxes	(1,624)	2,593

Net income (loss)	$10,374	$(26,627)

Consolidated Comparison of the Three Months Ended March 31, 2011 and the Three Months Ended December 31, 2010

Revenue for the three months ended March 31, 2011 totaled $52.9 million, an increase of $5.4 million, or 11.5%, compared to $47.5 million for the three months ended December 31, 2010, primarily due to improved volumes, increased oil prices, increased product demand, increased drilling activity, market expansion and growth in the Company’s international business.

The consolidated gross margin increased by $3.6 million, or 20.5%, to $21.1 million for the three months ended March 31, 2011, from $17.5 million for the three months ended December 31, 2010. The consolidated gross margin as a percentage of sales increased to 40.0% during the first quarter of 2011 as compared to 37.0% for the fourth quarter of 2010. The favorable variance is primarily due to the Chemicals and Drilling segments operating results. The Chemicals segment contributed $2.4 million to the favorable consolidated gross margin variance. Although the Chemicals segment gross margin as a percentage of sales remained comparable at 42.0% for the three months ended March 31, 2011 as compared to 42.7% for the three months ended December 31, 2010, increased sales volume was contributory to the overall gross margin. Increased product sales revenue of $5.9 million, or 30.1%, period over period, related to new and existing product offerings was the primary driver of the increased volume. The Drilling segment contributed $2.1 million to the overall favorable gross margin variance with proportionately higher revenue versus related cost of revenue and direct expense. Drilling revenue increased $1.8 million, or 8.7%, due to increased product sales of $0.8 million, or 13.6%, increased rental revenue of $0.8 million or 5.6%, and increased service revenue of $0.3 million or 16.1%, while related cost of revenue increased $0.5 million, or 4.4%, and direct expenses increased $0.1 million, or 5.7%, period over period. Operating expense efficiencies are attributable to active management oversight and continued commitment to cost containment. The consolidated gross margin is calculated as consolidated revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative expenses, (“SG&A”) are not directly attributable to products sold or services rendered. SG&A expense for the three months ended March 31, 2011 increased $0.4 million or 4.3% to $10.3 million when compared to $9.9 million for the three months ended December 31, 2010. The increase was primarily attributable to $0.4 million of professional fees associated with the annual year-end audit.

Depreciation and amortization expense as well as research and development expense remained comparable period over period.

During the three months ended March 31, 2011, the warrant liability decreased by $7.6 million, or 29.0%, to $18.6 million from $26.2 million at December 31, 2010. The primary cause of the decrease was the exercise of 2.5 million Contingent Warrants and 0.8 million Exercisable Warrants. The decrease in the warrant liability is recognized in the statement of operations as noncash income. The remaining warrant liability will never be cash settled; rather future fluctuations in value will be recognized as noncash income or expense. The warrant liability will be settled and removed from the balance sheet upon exercise of all remaining outstanding warrants.

Interest expense and amortization of debt issuance costs remained comparable during the first quarter of 2011 as compared to the fourth quarter of 2010.

The Company recorded an income tax provision of $1.6 million for the quarter ended March 31, 2011, reflecting an effective tax rate of 13.5%, compared to a tax benefit of $2.6 million recognized for the quarter ended December 31, 2010, reflecting an effective tax rate of 8.9%. The change in the Company’s effective tax rate is primarily due to a decrease in tax expense associated with nontaxable income related to the change in the fair market value of the warrant liability and decreased valuation allowance against the deferred tax asset of one of the Company’s filing jurisdictions.

Capital Resources and Liquidity

Overview

Ongoing capital requirements result from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During first quarter 2011, the Company primarily funded capital requirements with operating cash flows and proceeds received from conversions of exercisable and contingent warrants.

Favorable trending within the energy industry, including increased petroleum and natural gas prices, number of well completions, and overall drilling rig activity during the three months ended March 31, 2011 as compared to the three months ended December 31, 2010 has had a positive impact upon the Company’s financial performance and liquidity. Positive trending is evidenced by an average three month price of West Texas Intermediate Crude of $93.54/barrel for the three months ended March 31, 2011 compared to $85.10/barrel for the three months ended December 31, 2010, and an average price of $78.64/ barrel for the three months ended March 31, 2010. Further, the average three month price of Natural gas/Mmcf was $4.04/Mmcf for the three months ended March 31, 2011 compared to $3.66/Mmcf for the three months ended December 31, 2010, and an average price of $4.78 for the three months ended March 31, 2010.

The energy industry, much like the overall economy, appears to be recovering unevenly as the percentage increase in the average price of natural gas was lower than the percentage increase in the average price of oil. Regardless, the industry has seen overall period over period improvement in both oil and natural gas markets from the fourth quarter of 2010 to the first quarter of 2011. Comparison of the first quarter of 2011 to the first quarter of 2010 highlights improved key oil industry metrics and declined key natural gas metrics. The Company’s strategic business development initiatives, expanded customer base, new product development, and increased market share, period over period, resulted in improved operating results for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.

Cash and cash equivalents totaled $19.0 million at March 31, 2011 primarily due to on-going management of cash flows from operations as well as proceeds received from exercisable and contingent warrant conversions during the first quarter of 2011. The Company’s cash balance at December 31, 2010 totaled $19.9 million. During the first quarter of 2011, the Company paid down $1.0 million of principal on the term loan and used $1.2 million and $10.2 million for capital expenditure and working capital requirements, respectively. During the three months ended March 31, 2011, the Company generated $10.4 million of net income and received proceeds of $4.0 million from exercisable and contingent warrant conversions. The introduction of new product offerings and commitment to increased international presence initiatives, as well as gains in market share, currently support the Company’s forecast operating and capital expenditure requirements for 2011. The Company is also exploring alternative financing arrangements in order to secure the most favorable debt and equity financing terms available.

At March 31, 2011, the Company remained compliant with debt covenants. The significant terms of the Company’s term loan are discussed in Note 7 - Convertible Notes and Long-Term Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Flotek’s common stock is listed on the New York Stock Exchange (the “NYSE”) under the stocker ticker symbol “FTK”. In accordance with the NYSE’s continued listing standards, a company is considered below compliance standards if, among other things, the average global market capitalization over a 30 trading-day period and the stockholders’ equity are both less than $50 million. The Company received notification of non-compliance during the fourth quarter of 2009. At that time, the NYSE required the Company to file a plan addressing the compliance breach and to provide a proposed remedy.

In March 2010, the Company submitted a plan of action to the NYSE that outlined the Company’s plan to achieve compliance with the NYSE continued listing standards within an 18-month cure period ending in June 2011. During implementation and execution of the plan of action, the Company’s common stock continued to be listed and traded on the NYSE, as the Company remained compliant with all other NYSE continued listing requirements.

On March 25, 2011, Flotek was notified that full compliance with the NYSE’s quantitative continued listing standards had been regained. The notice declared that decision was taken following Flotek’s consistent, optimistic performance in respect of the submission of the original business strategy, mitigation of the May 31, 2009 threat of share cost noncompliance, as well as compliance with the NYSE minimum market capitalization requirement during the last 2 quarterly review intervals.

Plan of Operations for 2011

During the first three months of 2011 improved oil and liquid-rich natural gas prices, related drilling activity and success in implementation of strategic initiatives continued to improve the demand for the Company’s products and services. The disproportionate recovery of the economy as a whole and the energy industry in particular continues to make forecasting the depth and length of the recovery cycle in the current economy challenging. Contributing to the energy industry’s uncertainty is the potential impact of political unrest in key Middle East energy producing countries overlaid with worldwide financial uncertainty. As the 2011 average annual drilling rig count increased to 1,721 rigs for the three months ended March 31, 2011 from 1,691 rigs, or 1.8%, for the three months ended December 31, 2010 and from 1,354 rigs, or 27.1%, for the three months ended March 31, 2010, the Company has experienced encouraging revenue growth and an increase in consolidated percentage gross margin to 40.0% for the three months ended March 31, 2011 compared to 36.9% and 28.2% for the three months ended December 31, 2010 and March 31, 2011, respectively.

The Company’s functioning 2011 Plan of Operations (the “2011 Plan”) anticipates sustained improvement in industry economic conditions. The 2011 Plan includes the following objectives:

•	Establish a traditional commercial banking relationship to provide increased capacity and flexibility to respond to increased 2011 demand forecast.

•

Explore funding alternatives with financial advisors as the availability of additional equity funding should increase as the global economy continues to improve and as oil and gas industry growth continues.

•

Maintain active management oversight of capital expenditures despite improved cash flows. The capital expenditure budget for 2011 is approximately $8.8 million, an increase of $2.7 million from the $6.1 million spent in 2010. To date, $1.2 million of the estimated budget has been utilized at March 31, 2011.

•

Continue expansion into foreign markets to realize strategic benefits for existing business segments. The Company is actively engaged with potential business partners that offer a broader geographic reach or new and unique ways to use existing products and services.

•

Emphasize product differentiation and development and enact competitive product price increases to facilitate margin improvement. Continue to assess both outsourced and in-house costs and capabilities to identify operational improvement opportunities.

•

Manage operating cash flows through receivables, payables and inventory management. Increased cash flows from inventory management are expected to be realized as product demand increases. Overall management of working capital will remain a priority. Revisit pricing strategies and adjust prices to attain the most favorable market position that conditions and industry environment will allow.

•

Manage asset utilization to enhance and increase the synergy of operations and sales across all business reporting units and product lines in order to be prepared and responsive with available resources to meet increasing market demand of products and services.

•

Continue to emphasize technological advancements and differentiation across all business segments. Technological innovations are important to the Company’s continued success. Remain committed to current R&D activities supporting Chemicals’ additives solutions and Drilling’s product design differentiation to respond to specific demands of customers and areas where the Company operates.

•	Implement a new ERP system to actively manage internal controls, reduce current accounting constraints, and increase operational performance and responsiveness.

•	Simplify existing tax structure, while taking advantage of existing NOLs as appropriate.

Cash Flows

Consolidated cash flows by type of activity are noted below (in thousands):

	Three Month Ended March 31,
	2011	2010
Net cash used in operating activities	$(2,811)	$(5,555)
Net cash used in investing activities	(198)	(399)
Net cash provided by financing activities	2,150	5,934
Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	(1)	(7)

Net decrease in cash and cash equivalents	$(860)	$(27)

Operating Activities

During three months ended March 31, 2011 and 2010, net cash used in operating activities totaled $2.8 million and $5.6 million, respectively. Consolidated net income totaled $10.4 million for the first quarter of 2011 compared with a consolidated net loss of $9.5 million for the first quarter of 2010. Non-cash contributions to net income totaled $8.3 million in the first quarter of 2011 consisting of $7.6 million of decreased warrant liability fair value and $0.7 million of gains on the sale of assets. Contributory non-cash items were offset by non-cash reductions to net income consisting of $2.5 million of asset depreciation and amortization, $1.3 million of accretion of debt discount, $1.0 million of amortization of deferred financing costs, $0.4 million of stock compensation expense and $0.1 million of deferred income tax. Non-cash contributions to net loss totaled $9.1 million in the first quarter of 2010 consisting of $3.5 million of asset depreciation and amortization, $1.8 million of increased warrant liability fair value, $1.3 million of accretion of debt discount, $1.0 million of loss on extinguishment of debt, $0.5 million of amortization of deferred financing costs, $0.4 million of stock compensation expense, and $0.3 million of deferred income tax, offset by $0.1 million of gains on the sale of assets.

During the first quarter of 2011, changes in working capital used $10.2 million of cash primarily to meet increased market demand for products and services. Increased asset balances, in particular, accounts receivable and inventory, are representative of the Company’s operational growth. Further, decreased liability balances are indicative of the Company’s efforts to strengthen vendor relationships to facilitate advantageous vendor payment terms and discounts. The first quarter of 2010 resulted in working capital use of $5.1 million of cash due primarily to improving industry economic conditions, as evidenced by increased accounts receivable of $3.3 million combined with reduced debt interest owed of $2.1 million due to required bi-annual convertible debt interest payments.

Investing Activities

During the three months ended March 31, 2011 and 2010, capital expenditures totaled $1.2 million and $1.0 million, respectively. Capital expenditures increased during 2011 as compared to 2010 due to investments in capital structure required to meet increased customer product and service demands. Cash flows used in investing activities during the first quarter of 2011 and the first quarter of 2010 were offset with $1.0 million and $0.6 million, respectively of proceeds received from the sale of assets, resulting in net cash used in investing activities of $0.2 million and $0.4 million, respectively, for the periods being compared.

Financing Activities

During the three months ended March 31, 2011, financing activities provided net cash of $2.2 million. Proceeds of $4.0 million from the conversion of exercisable and contingent warrants were offset with $1.0 million of commitment fees and $0.9 million of term loan principal payments made during the quarter. During the three months ended March 31, 2010, financing activities provided net cash of $5.9 million primarily attributable to proceeds of $40.0 million received offset by $32.0 million paid associated with refinancing and settlement of the senior credit facility. Additional cash used in financing activities included $1.7 million of debt issuance costs and $0.4 million of reduced excess tax benefit related to share-based awards.

Off-Balance Sheet Arrangements

As of March 31, 2011, no unconsolidated entity or financial partnership, commonly referred to as “structured finance” or “special purpose entities” (“SPEs”) had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The Company provided no guarantee to any customer or vendor nor did the Company have any off-balance sheet arrangements or commitments, that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Contractual Obligations

Cash flows from operations are dependent on a number of factors, including fluctuations in operating results, accounts receivable collections, inventory management, and the timing of payment for goods and services. Correspondingly, the impact of contractual obligations on the Company’s liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

Material contractual obligations consist of repayment of amounts borrowed through convertible notes and long-term debt and obligations under capital and operating leases. Contractual obligations, including interest payments on the convertible notes and long-term debt, at March 31, 2011 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2 - 3 years	4 -5 years	More than 5 years
Convertible senior secure notes (2010 Notes)	$36,004	$—	$36,004	$—	$—
Convertible senior unsecured notes (2008 Notes)	75,000	—	75,000	—	—
Interest expense on notes (1)	11,656	5,828	5,828	—	—
Long-term debt obligations	31,852	8,835	23,017	—	—
Interest expense on long-term debt (2)	4,639	3,125	1,514
Capital lease obligations	1,023	454	569	—	—
Operating lease obligations	3,977	1,333	1,158	147	1,339

Total	$164,151	$19,575	$143,090	$147	$1,339

(1)	Interest at 5.25% with principal reparyment on February 15, 2013, the date of the holder's first put option.
(2)	Interest at 12.5% until the principal balance is reduced below $30 million, and then interest at 11.5%. Scheduled principal reductions are considered, with final maturity of the debt on November 1, 2012.

Critical Accounting Policies and Estimates

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used in the preparation of consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may materially differ from estimates under alternative conditions. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2011.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance has not had a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, and, to a limited extent, commodity prices and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates during the period. The Company manages exposure to market risks at the corporate level. Interest-sensitive assets and liabilities are monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates or foreign currency rates is not permitted. The Company does not consider current risk management activities to be material.

At March 31, 2011, the Company does not have significant market risk related to changes in interest rates, commodity prices or foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

As of the end of the period covered by this report, the Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management concluded that the previously identified material weakness in internal controls related to the timely and effective preparation of account reconciliations in connection with the monthly close process, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, still exists as of March 31, 2011, and the Company’s disclosure controls and procedures remain ineffective.

Remediation Plan and Status

The Company’s management is actively committed to and engaged in the implementation and execution of remediation efforts to resolve the material weakness; as well as proactively manage any other areas of risk that may be identified. The remediation efforts are intended to address the identified material weakness and to enhance the Company’s overall financial control environment. The in-process remediation efforts with respect to the timely and effective preparation of account reconciliations in connection with the monthly financial close process have not yet been fully completed and tested.

The Company’s executive management team and Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, the Company continued implementation and execution of the remedial measures referenced above in order to enhance the effectiveness of the Company’s overall financial control environment.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

Although subject to ongoing litigation, the Company does not believe any are probably of success or will result in material uninsured losses. The possibility exists, however, that an unexpected judgment could be rendered against the Company in certain cases in which the Company is involved that could be uninsured and/or beyond the amounts currently reserved. In certain circumstances, those losses could be material.

Item 1A.	Risk Factors

There has been no material change in the risk factors described in Part I, Item 1A., – “Risk Factors” of the Company’s Annual Report. See Part I, Item 1A., “Risk Factors,” of the Annual Report for a detailed discussion of the risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Shares of Common Stock

On March 31, 2011, the Company issued shares of common stock as set forth below pursuant to the Amended and Restated Credit Agreement with Whitebox Advisors and the lenders named therein (“the Amended and Restated Credit Agreement”), consisting of a $40 million term loan. Pursuant to the terms of the Amended and Restated Credit Agreement, the Company may issue shares of common stock as principal repayments under the Amended and Restated Credit Agreement. On March 31, 2011, the Company issued an aggregate of 171,154 shares of common stock to the lenders listed below as repayment of $1.0 million of term loan principal outstanding. The Company did not receive any proceeds from the March 31, 2011 issuance of shares, yet did recognize a reduction of indebtedness.

Name of Lender	Number of Shares
Whitebox Credit Arbitrage Partners, LP	15,934
IAM Mini-Fund 14 Limited	4,087
Pandora Select Partners, LP	7,321
Whitebox Special Opportunities Fund, LP - Series B	2,153
Whitebox Multi-Strategy Partners, LP	48,826
Whitebox Concentrated Convertible Arbitrage Partners, LP	17,954
ECF Value Fund, L.P.	38,232
ECF Value Fund II, L.P.	23,856
ECF Value Fund International, Ltd.	12,791

Total	171,154

The issuance of shares was exempt from registration pursuant to Regulation D and Section 4(2) under the Securities Act of 1933, as amended, as such issuances were made exclusively to accredited investors in transactions not involving a public offering. The shares of common stock were issued at an effective price of $5.84 per share, or 95% of the volume-weighted average price of the Company’s common stock for the 10 consecutive trading days ending on March 15, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated as of February 28, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2011).

10.2	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).

11	Statement re: Computation of Per Share Earnings (incorporated by reference to Part I, Item 1 of this Quarterly Report on Form 10-Q).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
Chairman and President

Date: May 11, 2011

FLOTEK INDUSTRIES, INC.

By:	/S/ JESSE E. NEYMAN
Jesse E. Neymann
Executive Vice President, Finance and Strategic Planning

Date: May 11, 2011