Form 10-Q
period 2011-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2011-08-10
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2011, there were 49,768,951 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$15,137	$19,863
Restricted cash	150	150
Accounts receivable, net of allowance for doubtful accounts of $605 and $262 at June 30, 2011 and December 31, 2010, respectively	38,358	27,310
Inventories, net	36,274	27,845
Deferred tax assets, net	667	575
Income tax receivable, net	635	2,973
Other current assets	2,847	1,041

Total current assets	94,068	79,757

Property and equipment, net	41,757	42,524
Goodwill	26,943	26,943
Deferred tax asset, net	65	117
Other intangible assets, net	30,850	35,466

TOTAL ASSETS	$193,683	$184,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$14,774	$13,520
Accrued liabilities	7,578	11,956
Interest payable	2,097	2,185
Current portion of long-term debt	510	6,454
Deferred tax liability, net	65	117

Total current liabilities	25,024	34,232

Convertible notes, net of discount	97,100	98,555
Long-term debt, less current portion	565	28,127
Warrant liability	15,386	26,193
Deferred tax liabilities, net	856	1,153

Total liabilities	138,931	188,260

Commitments and contingencies

Stockholders’ equity (deficit):
Cumulative convertible preferred stock at accreted value; $0.0001 par value; 100,000 shares authorized; zero and 11,205 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively; liquidation preference of $ 1,000 per share	—	7,280
Common stock, $0.0001 par value; 80,000,000 shares authorized; 51,553,306 shares issued and 49,176,177 shares outstanding at June 30, 2011; 36,753,891 shares issued and 35,327,893 shares outstanding at December 31, 2010	5	4
Additional paid-in capital	161,484	103,408
Accumulated other comprehensive income	72	97
Accumulated deficit	(105,718)	(113,350)
Treasury stock, at cost; 590,435 and 565,199 shares at June 30, 2011 and December 31, 2010, respectively	(1,091)	(892)

Total stockholders’ equity (deficit)	54,752	(3,453)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$193,683	$184,807

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$55,918	$31,174	$108,823	$59,544
Cost of revenue	33,674	19,823	65,434	40,181

Gross margin	22,244	11,351	43,389	19,363

Expenses:
Selling, general and administrative	12,729	13,218	23,069	23,408
Depreciation and amortization	1,015	1,182	2,037	2,376
Research and development	594	364	1,093	726

Total expenses	14,338	14,764	26,199	26,510

Income (loss) from operations	7,906	(3,413)	17,190	(7,147)

Other income (expense):
Change in fair value of warrant liability	3,253	497	10,807	(1,316)
Interest expense	(4,489)	(4,945)	(9,346)	(9,163)
Other income (expense), net	3	(10)	20	52
Loss on extinguishment of debt	(3,225)	—	(3,225)	(995)
Other financing costs	—	—	—	(816)

Total other income (expense)	(4,458)	(4,458)	(1,744)	(12,238)

Income (loss) before income taxes	3,448	(7,871)	15,446	(19,385)
Income tax (expense) benefit	(1,322)	1,709	(2,946)	3,710

Net income (loss)	2,126	(6,162)	12,500	(15,675)

Accrued dividends and accretion of discount on preferred stock	—	(1,273)	(4,868)	(3,901)

Net income (loss) attributable to common stockholders	$2,126	$(7,435)	$7,632	$(19,576)

Basic and diluted earnings (loss) per common share:

Basic earnings (loss) per common share	$0.05	$(0.28)	$0.19	$(0.84)

Diluted earnings (loss) per common share	$0.04	$(0.28)	$0.17	$(0.84)

Weighted average common shares used in computing basic and diluted earnings (loss) per common share:

Weighted average common shares used in computing basic earnings (loss) per common share	44,749	26,445	41,180	23,323

Weighted average common shares used in computing diluted earnings (loss) per common share	47,433	26,445	45,523	23,323

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$12,500	$(15,675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(10,807)	1,316
Depreciation and amortization	4,964	7,010
Amortization of deferred financing costs	1,987	1,516
Accretion of debt discount	2,657	2,451
Gain on sale of assets	(1,428)	(132)
Stock compensation expense	2,698	3,839
Deferred income tax benefit	(160)	(1,166)
Reduction in (excess) tax benefit related to share-based awards	(229)	1,685
Loss on extinguishment of debt	3,225	995
Change in current assets and liabilities:
Accounts receivable	(11,048)	(5,364)
Inventories, net	(8,429)	420
Accrued liabilities	(1,152)	2,277
Interest payable	(30)	(691)
Accounts payable	1,254	222
Other current assets	(1,806)	(520)
Income tax receivable, net	2,414	(3,103)
Restricted cash	—	10

Net cash used in operating activities	(3,390)	(4,910)

Cash flows from investing activities:
Capital expenditures	(3,657)	(2,183)
Proceeds from sale of assets	2,279	1,343
Purchase of patents and other intangibles	(220)	2

Net cash used in investing activities	(1,598)	(838)

Cash flows from financing activities:
Proceeds from sale of common stock	29,438	—
Proceeds from exercise of warrants	4,581	69
Debt issuance costs	(1,000)	(1,742)
Repayments of indebtedness	(32,871)	(32,022)
(Reduction in) excess tax benefit related to share-based awards	229	(1,685)
Purchase of treasury stock	(199)	(86)
Proceeds from exercise of stock options	109	3
Proceeds from borrowings	—	40,000

Net cash provided by financing activities	287	4,537

Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	(25)	(9)

Net decrease in cash and cash equivalents	(4,726)	(1,220)
Cash and cash equivalents at the beginning of period	19,863	6,485

Cash and cash equivalents at the end of period	$15,137	$5,265

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated Other
	Shares Issued	Value	Shares Issued	Value	Shares Issued	Cost	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2010	36,754	$4	11	$7,280	565	$(892)	$103,408	$97	$(113,350)	$(3,453)

Net income	—	—	—	—	—	—	—	—	12,500	12,500
Foreign currency translation adjustment	—	—	—	—	—	—	—	(25)	—	(25)

Comprehensive income	—	—	—	—	—	—	—	—	—	12,475
Sale of common stock, net of issuance cost	3,665	—	—	—	—	—	29,438	—	—	29,438
Common stock issued in payment of term loan debt	171	—	—	—	—	—	1,398	—	—	1,398
Common stock issued in payment of convertible notes	559	—	—	—	—	—	5,165	—	—	5,165
Accretion of discount on preferred stock	—	—	—	3,925	—	—	—	—	(3,925)	—
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(943)	(943)
Common stock issued in payment of preferred stock dividends	624	—	—	—	—	—	3,254	—	—	3,254
Stock warrants exercised	3,785	—	—	—	—	—	4,581	—	—	4,581
Stock options exercised	47	—	—	—	—	—	109	—	—	109
Restricted stock granted	1,076	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	2	—	—	—	—	—
Treasury stock purchased	—	—	—	—	23	(199)	—	—	—	(199)
Excess tax benefit related to share-based awards	—	—	—	—	—	—	229	—	—	229
Stock compensation expense	—	—	—	—	—	—	2,698	—	—	2,698
Conversion of preferred stock into common stock	4,872	1	(11)	(11,205)	—	—	11,204	—	—	—

Balance, June 30, 2011	51,553	$5	—	$—	590	$(1,091)	$161,484	$72	$(105,718)	$54,752

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

The Company is headquartered in Houston, Texas, and maintains operational locations in Colorado, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and the Netherlands. The Company actively markets products domestically and internationally in over 20 countries. The Company originally incorporated on May 17, 1985 under the laws of the Province of British Columbia. On October 23, 2001, the Company’s corporate domicile was transferred to the state of Delaware.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or alternatively by visiting the Company’s website, www.flotekind.com. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying notes. Actual results could differ materially from these estimates.

Note 2 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” to amend certain measurement and disclosure requirements related to fair value measurements. Additional disclosure requirements included quantitative information regarding unobservable inputs used in Level 3 measurements and disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect adoption of the guidance to have a material effect on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” to provide revised guidance on the presentation of comprehensive income. The guidance requires presentation of components of net income and other comprehensive income within one continuous statement or in two separate, but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The guidance does not require any change in the components recognized in net income or other comprehensive income in accordance with current GAAP. The guidance requires retrospective application and is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect adoption of the guidance to have a material effect on the consolidated financial statements.

Note 3 — Supplemental Cash Flow Information

Supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2011	2010
Supplemental non-cash investing and financing activities:

Value of preferred stock exchanged in conversion to common stock	$11,205	$—
Value of common stock issued in payment of preferred stock dividends	3,254	—
Value of common stock issued in payment of term loan debt	1,398	—
Value of common stock issued in payment of convertible notes	5,165	—
Property and equipment acquired through capital leases	365	112
Value of common stock issued in payment of debt issuance costs	—	4,357
Debt issuance cost expenditure included in accrued liabilities	—	2,000
Value of common stock issued in exchange for convertible notes	—	1,992
Reduction in convertible debt upon note exchange	—	1,996

Supplemental cash payment information:

Interest paid	$4,732	$5,393
Income taxes paid, net	617	334

Note 4 — Product Revenue

The Company distinguishes revenue and cost of revenue between product sales, rental activity and service activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product	$37,040	$19,119	$72,012	$37,413
Rental	14,823	9,577	28,958	17,206
Service	4,055	2,478	7,853	4,925

	$55,918	$31,174	$108,823	$59,544

Cost of revenue:
Product	$23,438	$10,620	$45,105	$21,798
Rental	6,401	5,235	12,882	10,410
Service	2,355	1,638	4,520	3,338
Depreciation	1,480	2,330	2,927	4,635

	$33,674	$19,823	$65,434	$40,181

Note 5 — Inventory

Inventory includes (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$13,250	$10,920
Work-in-process	13	25
Finished goods	25,624	19,533

Gross inventory	38,887	30,478
Less reserve for excess and obsolete inventory	(2,613)	(2,633)

Inventory, net	$36,274	$27,845

Note 6 — Property and Equipment

Property and equipment includes (in thousands):

	June 30, 2011	December 31, 2010
Land	$1,266	$1,266
Buildings and leasehold improvements	18,358	18,609
Machinery, equipment and rental tools	43,261	40,247
Equipment in progress	674	1,271
Furniture and fixtures	1,288	1,278
Transportation equipment	4,162	3,648
Computer equipment	1,839	1,895

Property and equipment	70,848	68,214
Less accumulated depreciation	(29,091)	(25,690)

Property and equipment, net	$41,757	$42,524

Depreciation expense, inclusive of that captured in cost of revenue, totaled $2.0 million and $2.9 million for the second quarter of 2011 and 2010, respectively and totaled $4.0 million and $5.8 million for the June 30, 2011 and 2010 year to date periods, respectively.

Note 7 — Other Intangible Assets

Other intangible assets include (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Accumulated Amortization	Carrying Value	Accumulated Amortization
Patents	$6,330	$3,088	$6,330	$2,932
Customer lists	28,545	9,868	28,544	9,193
Non-compete agreements	1,715	1,621	1,715	1,581
Brand names	6,199	1,099	6,199	945
Other	616	396	396	396

Total intangible assets acquired	43,405	16,072	43,184	15,047
Deferred financing costs	8,369	4,852	12,827	5,498

Total other intangible assets	$51,774	$20,924	$56,011	$20,545

Other intangible assets, net	$30,850		$35,466

Intangible assets are amortized on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $0.5 million and $0.6 million during the second quarter of 2011 and 2010, respectively and $1.0 million and $1.2 million for the June 30, 2011 and 2010 year to date periods, respectively. Recurring amortization of deferred financing costs totaled $1.0 million for both three months ended June 30, 2011 and 2010 and totaled $2.0 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. A $4.5 million reduction in deferred financing cost carrying value at June 30, 2011, as compared to December 31, 2010 was primarily attributable to repayment of the Company’s outstanding term loan during the second quarter of 2011. See Note 8 – Convertible Notes and Long-Term Debt.

Note 8 — Convertible Notes and Long-Term Debt

Convertible notes and long-term debt include (in thousands):

	June 30, 2011	December 31, 2010

Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$70,500	$75,000
Convertible senior secured notes (2010 Notes)	36,004	36,004
Less discount on notes	(9,404)	(12,449)

Convertible senior notes, net of discount	$97,100	$98,555

Long-term debt:
Term loan	$—	$33,621
Capital lease obligations	1,075	960

Total long-term debt	1,075	34,581
Less current portion of long-term debt	(510)	(6,454)

Long-term debt, less current portion	$565	$28,127

Convertible Notes

Convertible notes consist of Convertible Senior Unsecured Notes (“2008 Notes”) and Convertible Senior Secured Notes ( “2010 Notes”).

On February 14, 2008, the Company issued the 2008 Notes at par, in an aggregate principal amount of $115 million. Net proceeds from issuance of the 2008 Notes totaled $111.8 million. The 2008 Notes bear interest at 5.25% and mature on February 15, 2028.

On March 31, 2010, the Company executed an exchange agreement (the “Exchange Agreement”) with Whitebox Advisors, LLC, the administrative agent for a syndicate of lenders, to refinance the Company’s then existing term loan. The Exchange Agreement permitted each lender to exchange 2008 Notes, in proportion to the lender’s principal amount of participation in the refinanced term loan, for 2010 Notes and shares of the Company’s common stock. On March 31, 2010, in accordance with the terms of the Exchange Agreement, investors received, for each $1,000 principal amount of 2008 Notes exchanged, (a) $900 principal amount of 2010 Notes and (b) $50 worth of shares of the Company’s common stock based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days ..The 2010 Notes carry the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes. The only difference in the terms of the notes is that the 2010 Notes are secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remain unsecured.

The Company exchanged $40.0 million of 2008 Notes for aggregate consideration of $36.0 million of 2010 Notes and $2.0 million worth of shares of the Company’s common stock. On March 31, 2010, the Company issued 1,568,867 shares of common stock to satisfy the common stock component of the Exchange Agreement. The transaction was accounted for as an exchange of debt. Accordingly, no gain or loss was recognized and the difference between the debt exchanged and the net carrying value of the debt was recorded as a reduction of previously recorded debt discount. Third-party transaction costs of $0.8 million incurred in conjunction with the Exchange Agreement were expensed as incurred.

The 2008 Notes may be settled in cash upon conversion. The Company accounted for both the liability and equity components of the 2008 Notes using the Company’s nonconvertible debt borrowing rate of 11.5%. The Company is using a five-year expected term for accretion of the associated debt discount. The five-year term represents the period from inception until contractual call/put options contained in the 2008 Notes become exercisable on February 15, 2013. The Company assumed an effective tax rate of 38.0%. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with an associated deferred tax liability of $10.6 million. At March 31, 2010, the unamortized discount related to the proportionate amount of the 2008 Notes exchanged was allocated to the 2010 Notes and is accreted over the same period using the effective interest method at an assumed rate of 9.9%. Accretion of the discount is recognized as additional non-cash interest expense. Accretion of the discount totaled $1.4 million and 1.2 million for the three months ended June 30, 2011 and 2010, respectively, and $2.7 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively.

Interest on the 2008 Notes and 2010 Notes accrues at 5.25% per annum and is payable semiannually in arrears on February 15 and August 15. The Company is obligated to pay contingent interest to holders of the 2008 Notes and 2010 Notes during any six-month period from an interest payment date to, but excluding, the following interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the note. Contingent interest payable per note, with respect to any such period, will be equal to 0.5% per annum of the average trading price of the applicable note for the five trading days referenced above.

The 2008 Notes and 2010 Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem, for cash, all or a portion of the 2008 Notes and 2010 Notes at a price equal to 100% of the outstanding principal note amount, plus associated accrued and unpaid interest, including any contingent interest. Holders of either 2008 Notes or 2010 Notes can require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023.

If the Company engages in certain types of corporate transactions, note holders can require the Company to purchase all or a portion of the note holder’s outstanding notes. Any repurchase of the 2008 Notes and 2010 Notes pursuant to the aforementioned provisions must be for a cash price equal to 100% of the principal amount of the notes to be purchased in addition to associated accrued and unpaid interest, including any contingent interest.

The 2008 Notes and 2010 Notes are convertible into shares of the Company’s common stock at the option of the note holders, subject to certain contractual conditions. The conversion rate is equal to 43.9560 shares per $1,000 principal note amount (equal to a conversion price of approximately $22.75 per share), subject to adjustment, as contractually defined. Upon conversion, the Company may deliver, at the Company’s option, either cash or shares of common stock or a combination of cash and shares of common stock.

In May 2011, note holders exchanged $4.5 million of the 2008 Notes for 559,007 shares of the Company’s common stock. Upon exchanged, the Company recognized a loss on the extinguishment of debt of $1.1 million representing the difference between the reacquisition price of the debt over its net carrying amount which included unaccreted discount and unamortized deferred financing costs.

Term Loan

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement (the “Senior Credit Facility” or “term loan”) for a $40.0 million term loan with Whitebox Advisors, LLC, the administrative agent for a syndicate of lenders.

The term loan indebtedness had a maturity date of November 1, 2012 and had scheduled quarterly principal payments of $1,000,000. Interest was due quarterly and had an annualized interest rate of 12.5% when the principal balance exceeded $30 million, 11.5% when the principal balance was $20 million or more but not in excess of $30 million, and 10.5% when the principal balance was less than $20 million.

The Senior Credit Facility required additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes, depreciation and amortization, and other contractually identified non-cash items) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5 million and up to $15 million for some contractually specified asset disposals, plus 75% of any cash proceeds in excess of $15 million from certain specified types of asset disposals, (c) 75% of any Federal income tax refunds received, and (d) upon election by the lenders, of up to $1 million of additional principal repayment on quarterly payment dates, when the volume-weighted average price of the Company’s common stock price is equal to or greater than $1.3419 per share, payable by issuance of common stock (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

On March 25, 2011, the Senior Credit Facility lenders elected to receive an additional principal payment of $1,000,000 in shares of the Company’s common stock payable on March 31, 2011. As a result, the Company issued the lenders 171,154 shares of the Company’s common stock on March 31, 2011. The $0.4 million difference between the fair value of the stock at the date of the election, March 25, 2011, and the $1.0 million principal repayment was recorded as additional debt discount and was being amortized over the remaining period the term loan was expected to remain outstanding.

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

Senior Credit Facility borrowings were secured by substantially all of the Company’s present and future assets. The Senior Credit Facility did not contain a revolving line of credit facility nor require quarterly or annual financial covenant compliance; however, the Senior Credit Facility did restrict any Company payments of common stock dividends without the lender’s prior written consent and limited the Company’s amount of capital investment.

The term loan was repaid in June 2011. Upon repayment, the Company recognized a loss on extinguishment of debt of $2.1 million resulting from the write-off of unamortized deferred financing costs and unaccreted discount related to the beneficial conversion option of the debt.

Guarantees of the Convertible Notes

The 2008 Notes and 2010 Notes are guaranteed by substantially all of the Company’s wholly owned subsidiaries. Flotek Industries, Inc., the parent company, is a holding company with no independent assets or operations. The guarantees provided by the Company’s subsidiaries are full and unconditional, and joint and several. Any subsidiaries of the Company that are not guarantors are deemed to be “minor” subsidiaries in accordance with SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company, or any guarantor, to obtain funds from subsidiaries by dividend or loan.

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

The Company determined that the fair value of the share lending arrangement was $0.5 million at the date of issuance. The fair value was recorded as debt issuance cost and is amortized as additional interest expense over the period from the date of issuance through February 15, 2013, the earliest put date of the related debt. At June 30, 2011, and December 31, 2010, unamortized debt issuance cost relating to the share lending arrangement totaled $0.2 million. The Company estimates that this unamortized value approximates the fair value of the loaned shares outstanding at June 30, 2011, and December 31, 2010. The fair value of similar common shares not subject to the share lending arrangement based on the closing price of the Company’s common stock on June 30, 2011, totaled $32.4 million.

Capital Lease Obligations

The Company leases equipment and vehicles under capital leases. At June 30, 2011, the Company had $1.1 million of capital lease obligations.

Note 9 — Fair Value Measurements

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

Liabilities Measured at Fair Value on a Recurring Basis

Liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Common stock warrants, June 30, 2011 (1)	$—	$—	$15,386	$15,386

Common stock warrants, December 31, 2010 (1)	$—	$—	$26,193	$26,193

(1)	The fair value of common stock warrants is estimated using a Black-Scholes option-pricing model. See Note 12- Convertible Preferred Stock and Stock Warrants for additional information.

There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements during the six months ended June 30, 2011. During the first half of 2011, $10.8 million of non-cash gain was recognized as a fair value adjustment within Level 3 of the fair value measurement hierarchy. The change was primarily due to the exercise of 1.0 million Exercisable Warrants and 2.8 million Contingent Warrants (as defined below) at a fair value of $7.39 and $7.41 per warrant, respectively.

During the year ended December 31, 2010, $21.5 million of non-cash fair value loss adjustment was recognized within Level 3 of the fair value measurement hierarchy. The fluctuation was primarily driven by an increase in the price and volatility of the Company’s common stock partially offset by the conversion of 1.0 million Exercisable Warrants and 3.6 million Contingent Warrants at a weighted average fair value of $1.30 and $1.30 per warrant, respectively. The fair value per each Exercisable and Contingent Warrant for each period presented ranged from $0.61 to $4.46 (June 30, 2011 year to date) and from $0.63 to $4.48 (December 31, 2010 year to date) per warrant, respectively.

As of the periods presented there were no new issuances of warrants or transfers in or out of the Level 3 hierarchy.

Warrant Liability	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Balance, beginning of period	$26,193	$4,729
Fair value adjustments, net	(10,807)	21,464

Balance, end of period	$15,386	$26,193

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at June 30, 2011 or December 31, 2010.

The carrying value and estimated fair value of the Company’s convertible notes and long-term debt were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes (2008 Notes) (1)	$63,702	$68,385	$65,858	$64,688
Convertible senior secured notes (2010 Notes) (1)	33,398	36,757	32,697	32,684
Term loan	—	—	33,621	33,875
Capital lease obligations	1,075	1,073	960	942

(1)	The carrying values of the 2008 and 2010 Notes are representative of bifurcated debt components only, while the fair values are based on the market value of the respective notes, including convertible equity components.

The estimated fair value of the 2008 Notes is based on the quoted market price of the 2008 Notes. The estimated fair value of the 2010 Notes and term loan are based on rates available for instruments with similar risks and maturities. The fair value of capital lease obligations is based upon current lease rates adjusted for applicable risk premiums. The estimated fair value of the convertible notes and long-term debt are measured using Level 2 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

Non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to annual and interim fair value adjustment. No fair value adjustment was deemed necessary for the three or six months ended June 30, 2011 or 2010.

Note 10 — Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding and potentially dilutive common stock equivalent shares outstanding, if the effect is dilutive.

In connection with the issuance of the 2008 Notes, the Company entered into a Share Lending Agreement for 3,800,000 shares of the Company’s common stock (see Note 8 - Convertible Notes and Long Term Debt, “Share Lending Agreement”). Contractual undertakings of the Borrower have had the effect of substantially eliminating any economic dilution that otherwise would result from the issuance of the Borrowed Shares. All shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company; accordingly, shares loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings (loss) per common share.

As of June 30, 2011, approximately 1.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock and outstanding convertible debt convertible into 4,681,490 shares of common stock were excluded from the calculation of diluted earnings per share, as inclusion was anti-dilutive. Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders - Basic	$2,126	$(7,435)	$7,632	$(19,576)
Plus convertible preferred stock dividends for assumed conversion of preferred stock	—	—	140	—

Net income (loss) attributable to common stockholders - Diluted	$2,126	$(7,435)	$7,772	$(19,576)

Weighted average common shares outstanding - Basic	44,749	26,445	41,180	23,323

Assumed conversions:
Incremental common shares from warrants	1,900	—	2,724	—
Incremental common shares from stock options	784	—	743	—
Incremental common shares from convertible preferred stock before conversion	—	—	876	—

Weighted average common shares outstanding - Diluted	47,433	26,445	45,523	23,323

Basic earnings (loss) per common share	$0.05	$(0.28)	$0.19	$(0.84)
Diluted earnings (loss) per common share	$0.04	$(0.28)	$0.17	$(0.84)

Note 11 — Income Taxes

The Company is required to file separate U.S. Federal income tax returns for two U.S. tax filing groups: (1) Flotek Industries, Inc. and subsidiaries, and (2) Petrovalve, Inc. and subsidiaries. Taxable income of one group’s return may not offset tax attributes, including net operating losses, of the other group’s return.

The effective income tax rates for the second quarter of 2011 and 2010 were 38.3% and (21.7%), respectively, while the June 30, 2011 and 2010 year to date rates were 19.1% and (19.1%), respectively. Fluctuations in the effective tax rates are primarily attributable to the non-cash fluctuations in the fair value of the Company’s warrant liability and in the deferred tax asset valuation allowances of one of the Company’s filing jurisdictions.

At June 30, 2011 and December 31, 2010, the Company had an income tax receivable of $3.0 million related to the anticipated carryback of the Company’s 2010 net operating loss against previous tax payments. At June 30, 2011, the income tax receivable was partially offset by $2.4 million, of income tax payable primarily related to taxes on current year taxable income.

Note 12 — Convertible Preferred Stock and Stock Warrants

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

The gross proceeds from the issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and warrants relative fair values. The Company obtained third-party valuations to assist in quantifying the relative fair value of the Unit’s debt and equity components. The fair value of the warrants was determined with the Black-Scholes option-pricing model presuming a five-year term, volatility of 54%, a risk-free rate of return of 2.7%, and an assumed dividend rate of zero. The fair value of the preferred stock component was determined based upon a valuation of the beneficial conversion right and host contract. The fair value of the beneficial conversion right was estimated based upon a Monte Carlo simulation of the Company’s possible future stock price in order to assess the likelihood of conversion. Due to a lack of comparable companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount recognized from the allocation of proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The fair value of the detachable warrants of $5.2 million was recorded as a warrant liability. The Company determined that the conversion option embedded within the preferred stock had intrinsic value and was beneficial to the holders of the preferred stock. Accordingly, $5.2 million of intrinsic value was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be 36 months based on an evaluation of the conversion options.

Preferred Stock

Each share of Convertible Preferred Stock was convertible at any time, at the holder’s option, into 434.782 shares of the Company’s common stock. The conversion rate represented an equivalent conversion price of approximately $2.30 per share of common stock.

Each share of Convertible Preferred Stock had a liquidation preference of $1,000. Dividends accrued at a rate of 15% of the liquidation preference per year and accumulated if not paid quarterly. Dividends declared at the Company’s election were subject to applicable debt covenant restrictions and were required to be paid in cash, common stock or a combination thereof. After February 11, 2010, the Company could automatically convert the preferred shares into common shares if the closing price of the common stock was equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. If the Convertible Preferred Stock was automatically converted and the Company had not previously paid holders an amount equal to at least eight quarterly dividends, the Company was also obligated to pay an amount, in cash or common stock, equal to eight quarterly dividend payments less any dividends previously paid. No dividends were declared or paid on the Convertible Preferred Stock through December 31, 2010

On January 6, 2011, the Company paid all accumulated and unpaid dividends on the outstanding shares of Convertible Preferred Stock. The payment, at an annual rate of 15% of the liquidation preference, covered the period from issuance, August 12, 2009, through December 31, 2010. In accordance with the Certificate of Designations, dividends were paid in shares of the Company’s common stock. Dividends per share of $208.33 were paid in shares of common stock valued at $4.81, based upon the prior ten business day volume-weighted average price per share with fractional shares paid in cash.

On February 4, 2011, the Company exercised its contractual right to mandatorily convert all remaining outstanding shares of Convertible Preferred Stock into shares of common stock at the prevailing conversion rate of 434.782 shares of common stock for each share of preferred stock. The Company issued 4,871,719 shares of common stock for preferred shares converted during 2011, including those mandatorily converted. In accordance with the applicable Certificate of Designations which governed the preferred stock, holders of preferred shares subject to mandatory conversion were entitled to no fewer than eight quarterly dividend payments. On February 4, 2011, dividends per share of $91.67 were paid in shares of common stock valued at $6.63, based upon the prior ten business day volume-weighted average price per share with fractional shares paid in cash.

Stock Warrants

Exercisable Warrants were exercisable upon issuance and expire August 12, 2014, if not exercised. Contingent Warrants became exercisable on November 9, 2009, and expire November 9, 2014, if not exercised. The Exercisable and Contingent Warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for, or convertible into, common stock at a price per share less than the warrant’s exercise price. Due to the anti-dilution price adjustment provision in the warrant agreements, the warrants were not considered to be equity and were recorded at fair value as a warrant liability when issued. The warrant liability is adjusted to fair value through the statement of operations at the end of each reporting period over the remaining life of the warrants.

In accordance with contractual anti-dilution price adjustment provisions, the Exercisable and Contingent Warrants were re-priced as a result of the payment of a portion of the initial and deferred commitment fees related to the Company’s term loan with common stock on March 31, 2010, and September 30, 2010. At June 30, 2011, all outstanding warrants have an exercise price of $1.21 per share. During the six months ended June 30, 2011, Exercisable and Contingent Warrants were exercised to purchase 3,785,750 shares of the Company’s common stock for which the Company received cash proceeds of $4.6 million. At June 30, 2011, Exercisable and Contingent Warrants to purchase up to 2,067,600 shares of common stock remain outstanding.

The Company uses the Black-Scholes option-pricing model to estimate the value of the warrant liability at the end of each reporting period. At June 30, 2011, inputs for the fair value calculation included the remaining terms of the Exercisable and Contingent Warrants, volatility of 71.5%, a risk-free rate of return of 0.8%, and an assumed dividend rate of zero.

Note 13 — Common Stock

The Company’s certificate of incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.

A reconciliation of changes in shares of the Company’s common stock issued during the six months ended June 30, 2011 is as follows:

Shares issued at December 31, 2010	36,753,891
Issued in sale of common stock	3,665,000
Issued upon conversion of preferred stock	4,871,719
Issued in payment of term loan principal	171,154
Issued in exchange of convertible notes	559,007
Issued upon exercise of warrants	3,785,750
Issued as dividend payments on preferred stock	624,171
Issued as restricted stock award grants	1,075,864
Issued upon exercise of stock options	46,750

Shares issued at June 30, 2011	51,553,306

Note 14 — Commitments and Contingencies

Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any current, pending or threatened lawsuits or proceedings, which would have a material effect on the Company’s financial position, results of operations or liquidity.

Representation Agreements

Effective February 25, 2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy-focused supply chain management company, to market certain of the Company’s specialty chemicals and down-hole drilling products and services in various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. The agreements are effective through December 31, 2015, with each agreement providing a retainer to Basin Supply in 2011 to assist with start-up and overhead costs. Basin Supply is also eligible to receive warrants to purchase Flotek common stock upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of the agreements is 200,000 per year during the first four years of the agreements.

Note 15 — Segment Information

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

•	Drilling rents, inspects, manufactures and markets down-hole drilling equipment used in energy, mining, and water well and industrial drilling activities.

•

Artificial Lift manufactures and markets artificial lift equipment, including the Petrovalve line of beam pump components, electric submersible pumps and gas separators, valves and services that support coal bed methane production activities.

The Company evaluates performance based upon several criteria. The primary financial measure is business segment income before taxes. Various functions, including certain sales and marketing activities and general and administrative activities are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, as well as estimated income tax provisions (benefits), are not allocated to reportable segments. Intersegment revenue totaled approximately $2.0 million, or 3.5%, of consolidated revenue and $ 1.7 million, or 5.1%, of consolidated revenue for the three months ended June 30, 2011 and 2010, respectively and $4.5 million, or 4.0% and $3.6 million, or 5.7% of consolidated revenue for the six months ended June 30, 2011 and 2010, respectively.

Summarized financial information regarding reportable segments for the three months and six months ended June 30, 2011 and 2010 includes (in thousands):

	Chemicals	Drilling	Artificial Lift	Corporate and Other	Total
Three Months Ended June 30, 2011
Net revenue from external customers	$29,142	$24,464	$2,312	$—	$55,918
Gross margin	11,011	10,808	425	—	22,244
Income (loss) from operations	8,266	5,905	(32)	(6,233)	7,906
Depreciation and amortization	390	1,981	52	73	2,496
Total assets	58,261	108,468	8,889	18,065	193,683
Capital expenditures	111	2,136	—	169	2,416

Three Months Ended June 30, 2010
Net revenue from external customers	$14,017	$14,861	$2,296	$—	$31,174
Gross margin	6,403	4,215	733	—	11,351
Income (loss) from operations	3,984	(232)	379	(7,544)	(3,413)
Depreciation and amortization	432	2,946	54	80	3,512
Total assets	37,038	116,074	7,489	25,147	185,748
Capital expenditures	87	1,095	21	5	1,208

	Chemicals	Drilling	Artificial Lift	Corporate and Other	Total
Six Months Ended June 30, 2011
Net revenue from external customers	$56,068	$47,105	$5,650	$—	$108,823
Gross margin	22,312	19,753	1,324	—	43,389
Income (loss) from operations	16,791	10,602	394	(10,597)	17,190
Depreciation and amortization	780	3,923	105	156	4,964
Total assets	58,261	108,468	8,889	18,065	193,683
Capital expenditures	161	2,955	11	530	3,657

Six Months Ended June 30, 2010
Net revenue from external customers	$27,129	$27,772	$4,643	$—	$59,544
Gross margin	12,215	5,734	1,414	—	19,363
Income (loss) from operations	7,680	(3,401)	633	(12,059)	(7,147)
Depreciation and amortization	864	5,874	111	161	7,010
Total assets	37,038	116,074	7,489	25,147	185,748
Capital expenditures	126	2,023	29	5	2,183

One customer and its affiliates accounted for $7.1 million and $3.2 million of consolidated revenue for the three months ended June 30, 2011 and 2010, respectively and for $14.3 million and $6.9 million of consolidated revenue for the six month ended June 30, 2011 and 2010, respectively. Over 97.9% and 97.4% of aforementioned revenue for the three and six months periods ended June 30, 2011, and 97% respectively, and approximately 97% for the same periods in 2010 were attributable to sales within Chemicals.

Revenue by country is based upon the location of services provided and products sold. Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$50,775	$26,714	$95,850	$50,968
Other Countries	5,143	4,460	12,973	8,576

Total	$55,918	$31,174	$108,823	$59,544

Long-lived assets held in countries other than the U.S. at June 30, 2011 represent 4.1%, or $8.0 million, of total assets of $193.7 million. Long-lived assets held in countries other than the U.S. at June 30, 2010 represented 1.6%, or $2.9 million, of total assets of $185.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including estimates, projections and statements related to Flotek Industries, Inc. (“Flotek” or the “Company”) business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are not historical facts but rather represent the Company’s current assumptions and projections regarding future events, many of which are inherently uncertain and outside of the Company’s control. The forward-looking statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) are based upon information available as of the date of this Quarterly Report. The forward-looking statements forecast future industry trends, economic conditions and performance or results of current and future initiatives, as well as the outcome of contingencies and other uncertainties that could have a significant impact on the Company’s future business, operating results and liquidity. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions and not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.

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

Executive Summary

Flotek is a diversified, global, technology-driven, growth company that provides oilfield products, services and equipment to the oil, gas, and mining industries. The Company operates in select domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the U.S., Canada, Mexico, Central America, South America, Europe, Africa and Asia and markets products domestically and internationally in over 20 countries. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure-pumping service companies, national and state-owned oil companies and international supply chain management companies.

The Company’s ability to compete in the oilfield services market is dependent upon the Company’s ability to differentiate and provide superior products and services while maintaining a competitive cost structure. Operations are reactive to fluctuations in natural gas and oil well drilling activity, well depth and drilling conditions, number of well completions and level of work-over activity in North America. North American drilling activity is aligned and responsive to the volatility of natural gas and crude oil prices as well as market expectations of future prices. In addition, the Company’s results of operations are heavily dependent upon the sustainability of prices charged to customers, which is significantly impacted by drilling activity levels, availability of equipment and other resources, and competitive pricing pressures. These combined market factors contribute to potential volatility in the Company’s revenue and profitability.

Comparison of Historic Market Conditions for the Three and Six Months Ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Average Active Drilling Rigs
United States	1,835	1,513	21.3%	1,778	1,433	24.1%
Canada	184	176	4.5%	374	311	20.3%

Total North America	2,019	1,689	19.5%	2,152	1,744	23.4%

Vertical rigs (U.S.)	564	493	14.4%	539	478	12.8%
Horizontal rigs (U.S.)	1,043	790	32.0%	1,012	729	38.8%
Directional rigs (U.S.)	228	230	(0.9%)	227	226	0.4%

Total drilling type (U.S.)	1,835	1,513	21.3%	1,778	1,433	24.1%

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Oil vs. Natural Gas Drilling Rigs
Oil	1,058	642	64.8%	1,128	668	68.9%
Natural Gas	961	1,047	(8.2%)	1,024	1,076	(4.9%)

Total North America	2,019	1,689	19.5%	2,152	1,744	23.4%

Average Commodity Prices
West Texas Intermediate Crude Prices ($ / barrel)	$102.23	$77.79	31.4%	$97.88	$78.22	25.1%

Natural Gas Prices ($/Mmcf)	$4.45	$4.21	5.8%	$4.26	$4.51	(5.5%)

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: West Texas Intermediate Crude and Natural Gas Prices, Department of Energy, Energy Information Administration (www.eia.doe.gov)

Crude oil prices remained comparatively stable throughout 2010. Beginning in the latter half of 2010 and continuing in the first half of 2011, however, oil prices have risen dramatically, primarily due to uncertainty regarding the geopolitical issues in North Africa and demand growth from developing countries such as China. In response, natural gas drilling activity continues to be curtailed. According to the International Energy Agency’s (IEA) July 2011 “Oil Market Report,” despite lower than expected demand levels during the first half of the year, the 2012 world petroleum demand for natural gas is forecast to increase 2% over 2011 levels. Though the global oil supply rose in the second quarter of 2011, continued political instability may lead to the further escalation of oil prices and subsequently lower demand, which could delay the current economic recovery. Despite this and the heightened geopolitical uncertainties, the Company believes that, over the long-term, any major macroeconomic disruptions will ultimately correct themselves as the underlying trends of significant demand growth within developing countries, smaller and more complex reservoir activity, high depletion rates, and the need for continual reserve replacement supports the Company’s on-going strategic expansion initiatives into new international markets.

The shift in the latter part of 2010 from natural gas to oil and liquids-rich shale basins has resulted in increased product and service demands, including complex nanofluid chemistry and other technologically advanced products designed to promote efficiency within complex reservoir situations. This trend has continued throughout the first half of 2011, with horizontal oil-directed drilling activity being the fastest growing segment of the market. While total rig count increased modestly 5.6% from December 31, 2010 to June 30, 2011, horizontal-directed rig activity, representative of over 56.9% of total North American rigs, is approximately 66% higher than peak levels realized in 2008. These trends have led to increased demand and improved pricing for the majority of the Company’s North American products and services. Increased economic activity, particularly in emerging Asia and Middle East markets, combined with market predictions of continued economic growth within North American markets remains supportive of a continued increase in demand for oil and natural gas. Spending by oil and natural gas exploration and production companies is heavily influenced by expectations of future supply and forecast demand for oil and natural gas products, as well as forecast costs to find, develop, and produce reserves. Changes in oil and natural gas exploration and production spending resulted in increased demand for the Company’s products and services for the quarter and year to date periods ended June 30, 2011 as compared to the same periods of 2010.

Despite the shift from natural gas to liquids rich drilling, spending on natural gas-directed projects is supported by (1) hedges on prior period production transacted when futures prices were higher, (2) the need to drill and produce natural gas wells in order to hold leases acquired in earlier periods, (3) the influx of equity from companies interested in penetration and development of shale resource plays, and (4) associated production of natural gas liquids in certain basins.

The Company anticipates that economic conditions will continue to improve slightly throughout 2011 despite drilling activity uncertainty. The Company believes if current economic conditions continue, we could see more drilling activity uncertainty. Going forward the Company believes current activity will provide margin sustainability, while being cognizant of growing cost pressures which could mitigate margin improvements throughout the remainder of 2011.

As exploration and production companies’ outlooks improve with favorable expectations of liquid-rich natural gas and oil prices, the Company remains optimistic that capital budgets for drilling and completion activities will continue to hold and possibly strengthen. Further, the Company expects rig count in oil basins to lead to margin relief on pricing, as evidenced by increased drilling activity in the Permian Basin.

The Company expects that North American gas market activity will remain relatively stable in unconventional plays such as Barnett, Marcellus and other basins that use the Company’s drilling tools. Additionally, growing recognition of the beneficial use and corresponding increase in demand for the Company’s environmentally friendly chemical additives is expected to continue. The Company’s proprietary chemical additives enhance well performance when added to fracturing fluids in this type of drilling and further support the stability of product demand within the Company’s chemical business. Product demand is also closely aligned to rig count activity, which is trending favorably. The Company intends to continue to pursue strategic international initiatives and opportunities through the second half of 2011.

The Company anticipates drilling and completion activity in the second half of 2011 will remain relatively stable as compared to levels realized in first half of 2011 and the second half of 2010. North American market conditions are forecast to improve slightly and pricing is expected to remain competitive throughout the remainder of 2011; however, growing cost pressures could moderate anticipated margin improvements.

The Company remains committed to the strategic initiative of adding drilling jars and shock subs to the Company’s fleet in order to reduce dependency on sub-rental usage. The Company also remains committed to the pursuit of international market opportunities for the Teledrift division’s MWD products in the second half of 2011.

Focus on research and development (“R&D”) efforts within the chemicals business has ensured the Company’s ability to be responsive to increased demand and growth in unconventional liquid rich and oil sand formation plays. As a result of success in unconventional areas such as the Marcellus Shale, Niobrara, and Eagle Ford, the Company expects to continue to experience increased demand and growth, particularly with the Company’s complex nanofluid products. Further, the drilling business has adapted several designs in the Company’s motor line of business in order to operate more successfully in areas such as the Haynesville, Barnett and Bakken. Improvements in operational efficiencies have allowed the Company’s artificial lift business to expand the Company’s customer base, even as depressed natural gas prices have negatively impacted coal bed methane drilling activity.

Capital expenditures were $2.4 million and $3.7 million for the quarter and year to date periods ended June 30, 2011 as compared to $1.2 million and $2.2 million for the same periods of 2010. Capital expenditures increased by $1.5 million during the first half of 2011 as compared to the first half of 2010 in response to increased product and service demands. Replacement of worn essential equipment, previously delayed due to the global macroeconomic downturn, also contributed to the period over period increase. Management has forecast additional capital expenditures of $5.1 million for the remainder of 2011; however, forecast expenditures could fluctuate dependent upon actual market demand and realized results of operations. The Company actively manages capital expenditures in order to be responsive to the market, take advantage of strategic opportunities and expand the Company’s international presence.

The Company’s business is comprised of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. The Chemicals and Drilling segments focus on serving the drilling-related needs of oil and gas companies, while the Chemicals and Artificial Lift segments focus on serving the production related needs of oil and gas companies. The Company believes product offerings and current geographic presence within each segment’s market provides appropriately diverse sources of cash flow. While each segment has unique technological expertise, all segments share a commitment to provide customers with quality services and products at competitive prices.

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

•	Drilling Products rents, inspects, manufactures and markets down-hole drilling equipment for the energy, mining, water well and industrial drilling sectors.

•

Artificial Lift assembles and markets artificial lift equipment, including the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane and oil production.

Results of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$55,918	$31,174	$108,823	$59,544
Cost of revenue	33,674	19,823	65,434	40,181

Gross margin	22,244	11,351	43,389	19,363

Selling, general and administrative costs	12,729	13,218	23,069	23,408
Depreciation and amortization	1,015	1,182	2,037	2,376
Research and development costs	594	364	1,093	726

Income (loss) from operations	7,906	(3,413)	17,190	(7,147)

Loss on extinguishment of debt	(3,225)	—	(3,225)	(995)
Interest and other expense, net	(4,486)	(4,955)	(9,326)	(9,111)
Other financing costs	—	—	—	(816)
Change in fair value of warrant liability	3,253	497	10,807	(1,316)

Income (loss) before income taxes	3,448	(7,871)	15,446	(19,385)
(Provision) benefit for income taxes	(1,322)	1,709	(2,946)	3,710

Net income (loss)	$2,126	$(6,162)	$12,500	$(15,675)

Consolidated Comparison of the Three and Six Months Ended June 30, 2011 and the Three and Six Months Ended June 30, 2010

Revenue for the second quarter of 2011 increased $24.7 million, or 79.4%, as compared to the second quarter of 2010. Revenue for the six months ended June 30, 2011 increased $49.3 million, or 82.8%, as compared to the first half of 2010. An increase in comparative quarter and year to date revenue was realized across all Company segments and was attributable to positive fluctuations in sales volumes, oil prices, gold and copper mineral prices, new and existing product demand, drilling activity and new product sales as well as geographic market expansion and increased customer base. Growth in the Company’s international business and strategic initiatives directed at adapting existing or developing customer responsive products to meet the changing demands in existing and targeted markets also contributed to the favorable period over period revenue streams.

The consolidated gross margin for the quarter increased by $10.9 million, or 96.0% as compared to the second quarter of 2010, while consolidated gross margin as a percentage of revenue increased by 3.4% to 39.8% from 36.4% period over period. The 2011 year to date consolidated gross margin increased by $24.0 million, or 124.1%, from $19.4 million in 2010, while the year to date consolidated gross margin as a percentage of sales increased by 7.4% to 39.9% from 32.5% period over period. The Company calculates consolidated gross margin as consolidated revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

The favorable consolidated gross margin variances for the quarter and year to date periods ended June 30, 2011 as compared to prior year periods is primarily the result of favorable operating results within the Chemicals and Drilling segments. Chemicals contributed incrementally $4.6 million and $10.1 million, respectively, to the quarter and year to date variances, with increased sales volume being the primary contributing factor. This was evidenced by the $15.1 million, or 108.0%, and $28.9 million, or 106.7%, increases in revenue, respectively, quarter and year to date period over period. Drilling contributed an incremental $6.6 million and $14.1 million, respectively, to the favorable quarter and year to date period over period variances with a proportionately higher increase in revenue as a result of implemented price increases combined with various shifts in product mix from lower to higher margin products, as well as, continued commitment to and oversight of cost containment efforts.

Selling, general and administrative expenses, (“SG&A”) are not directly attributable to products sold or services rendered. SG&A expense for the second quarter of 2011 decreased $0.5 million as compared to the second quarter of 2010. While recurring salary, benefit and incentive/stock based compensation increased $2.0 million during the second quarter of 2011, the increase was offset by a $0.4 million reduction in period over period professional fees and $3.0 million of non-recurring stock compensation expense recognized in 2010 related to equity awards granted to the Company’s former President and CEO which vested upon his retirement. Other factors impacting SG&A included the rising price of fuel combined with increased delivery activity to customer locations, incremental administrative charges relating to annual shareholder meetings and various investor relation events and incremental operating lease expense associated with lab equipment required in ongoing R&D activities.

SG&A expenses for year to date June 30, 2011, decreased slightly to remain relatively flat at $23.1 million when compared to $23.4 million for the same year to date period in 2010. Although comparable, the composition of the underlying SG&A expense components changed. A $3.2 million increase in recurring salary, benefit and incentive/stock based compensation realized during the first half of 2011 was offset by a $0.9 million reduction in period over period professional fees and $3.0 million of non-recurring stock compensation expense recognized in 2010 related to equity awards granted to the Company’s former President and CEO which vested upon his retirement. Other factors impacting period over period year to date SG&A expense included incremental administrative charges relating to annual shareholder meetings and various investor relations events and incremental operating lease expense associated with lab equipment required in on-going R&D activities.

Depreciation and amortization expense decreased $0.2 million, or 14.1%, and $0.3 million, or 14.3%, for the second quarter and year to date periods of 2011, respectively, relative to the same periods of 2010. The period over period declines are primarily due to the impairment of fixed assets and other intangible assets recognized in December 2010 with no comparable activity in 2011.

R&D expense of $0.6 million was recognized during the second quarter of 2011, an increase of 63.2%, as compared to $0.4 million for the second quarter of 2010. Year to date R&D expense increased $0.4 million, or 50.6%, to $1.1 million from $0.7 million in the first half of 2010. The increase in R&D expense is primarily attributable to on-going strategic initiatives within the Chemicals segment.

Loss on the extinguishment of debt increased $3.2 million and $2.2 million, respectively, for the second quarter and year to date periods ended June 30, 2011, as compared to the same periods of 2010. The $2.1 million loss was attributable to the write-off of unamortized deferred financing and discount costs related to a debt for equity exchange and subsequent retirement of the Company’s outstanding term loan in 2011 combined with $1.1 million loss on the extinguishment of debt related to the June 2011 exchange of $4.5 million of convertible debt into common shares. During the first quarter of 2010, a $1.0 million loss on the extinguishment of debt was realized due to the write off of deferred financing costs in association with the retirement of the then existing Wells Fargo senior credit facility.

Interest expense totaled $4.5 million for the second quarter ended June 30, 2011, a decrease of $0.5 million, or 9.2%, as compared to the same period of 2010. The decrease was the combined result of decreases in the average term loan and convertible debt balances outstanding and decreases in associated amortization of issuance costs and debt discount. Upon repayment of debt a proportionate share of associated issuance costs are expensed or written off. When repayment of debt resulted in a loss on extinguishment the proportionate share of issuance costs associated with the debt extinguished was included as a loss on extinguishment versus amortization expense in accordance with current accounting guidance.

Interest expense totaled $9.3 million for the year to date period ended June 30, 2011, an increase of $0.2 million, or 2.0%, as compared to the same period of 2010. The net increase was the combined result of timing differences in term loan debt issuance amortization due to the repayment and establishment of the Whitebox term loan during the 2011 and 2010 comparable periods, respectively, plus an increase in convertible debt bifurcation amortization due to maturation of the convertible loan offset by a net increase in interest expense due to the early extinguishment of the Whitebox term loan between the comparable periods.

As of June 30 2011, the warrant liability fair value decreased by $3.3 million, or 17.5%, to $15.4 million from $18.6 million at March 31, 2011. The primary cause of the decrease was the exercise of 0.2 million of Contingent Warrants and 0.2 million of Exercisable Warrants during the second quarter of 2011, offset by a change in the average fair value per warrant of $0.08/warrant to $7.44 from $7.36 for the period ended March 31, 2011, due to an increase in the Company’s common share price over the period. As of June 30 2011, the fair value of the warrant liability decreased by $10.8 million, or 41.3%, to $15.4 million from $26.2 million at December 31, 2010. The primary cause of the decrease was the exercise of 2.8 million of Contingent Warrants and 1.0 million of Exercisable Warrants during the six months ended June 30, 2011, partially offset by a change in the average fair value per warrant of $2.97/warrant to $7.44 from $4.47 for the period ended December 31, 2010, due to an increase in the Company’s common share price period over period. All fluctuations in the fair value of the warrant liability are recognized in the statement of operations as noncash income or expense. The remaining warrant liability will never be cash settled; rather future fluctuations in value will be continue to be recognized as noncash income or expense. The warrant liability will be settled and removed from the balance sheet upon exercise or forfeiture of all remaining outstanding warrants

For the six months ended June 30,2011, other financing costs decreased $0.8 million due to the write-off of $0.8 million of debt issuance costs recognized during the six months ended June 30, 2010, related to the refinancing of the Company’s senior credit facility. No comparable cost existed for the six months ended June 30, 2011.

The effective income tax rates for the second quarter of 2011 and 2010 were 38.3% and (21.7%), respectively, while the June 30, 2011 and 2010 year to date rates were 19.1% and (19.1%), respectively. Fluctuations in the effective tax rates are primarily attributable to the non-cash fluctuations in the fair value of the Company’s warrant liability and in the deferred tax asset valuation allowances of one of the Company’s filing jurisdictions.

Quarterly Financial Data (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended
	March 31, 2011	June 30, 2011	June 30, 2011
(in thousands, except per share data)

Revenue	$52,905	$55,918	$108,823
Gross margin	21,145	22,244	43,389
Net Income	10,374	2,126	12,500
Earnings per share:
Basic	$0.15	$0.05	$0.19
Diluted	0.13	0.04	0.17

Results of Operations by Reportable Segment

Chemicals (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$29,142	$14,017	$56,068	$27,129

Gross margin	$11,011	$6,403	$22,312	$12,215

Gross margin %	37.8%	45.7%	39.8%	45.0%

Income from operations	$8,266	$3,984	$16,791	$7,680

Income from operations %	28.4%	28.4%	29.9%	28.3%

Chemicals Comparison of the Three and Six Months Ended June 30, 2011 and the Three and Six Months Ended June 30, 2010

Chemicals revenue for the second quarter and year to date periods ended June 30, 2011, increased $15.1 million, or 107.9%, and $28.9 million, or 106.7%, respectively, over the same 2010 periods. Increased oil-directed and liquid-rich natural gas drilling activity was driven by period over period increases in global oil prices and solid pricing on liquid-rich natural gas. Strategic adaptation of the Company’s natural gas effective complex nanofluid products to oil effective complex nanofluid products in conjunction with increased industry demand and growth, particularly within the Niobrara play, contributed to the period over period increased revenue and mitigated the impact of depressed natural gas rig counts. Increasing industry recognition of the production and environmental benefits of new and existing products has resulted in increased product demand for microemulsion products from both new and existing customers, as well as within international markets. For the second quarter and year to date periods ended June 30, 2011, $3.9 million and $8.3 million, respectively, related to revenue derived from new product sales.

The Company’s logistics business, MTI, realized a 20.5% increase in revenue during the second quarter of 2011 as compared to the second quarter of 2010, associated with existing project completions and increased new construction activity.

Chemicals gross margin increased $4.6 million, or 72.0%, during the second quarter of 2011; however gross margin as a percentage of revenue declined by 7.9%. For the 2011 year to date period, the gross margin increased $10.1 million, or 82.7%; however gross margin as a percentage of revenue declined 5.2%. The increase in the gross margin is primarily attributable to increased activity and corresponding increases in product sales volume from existing and new customers. The gross margin decline as a percentage of revenue is the result of increased raw material costs and a shift in product mix from higher margin principal products to lower margin newly developed products tailored to meet specific customer requirements. Although new product gross margins as a percentage of revenue are slightly less robust than traditional products, the favorable increase in product sales volume and product demand remain contributory to the Company’s bottom line. Increased transportation charges due to rising fuel costs and increased international facility fees resulting from growing international demand which further impacted the percentage gross margin. The Company actively monitors operational costs, as evidenced by a 1.2% and 1.0% decrease in direct cost as a percentage of revenue, respectively, in the 2011 second quarter and year to date periods, and plans to continue to reevaluate and manage costs to attain strategic operational efficiencies.

Income from operations increased $4.3 million, or 107.5%, during the second quarter of 2011 and increased $9.1 million, or 118.6%, for 2011 year to date as compared to the same 2010 periods due to increased product sales and service revenues offset by increased R&D activity. Product sales and service revenue for the year to date 2011 period increased $27.7 million and $1.2 million, respectively, as compared to the same period in 2010. Year to date R&D activity increased $0.5 million period over period due to new product development and preservation of intellectual property rights.

Drilling (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$24,464	$14,861	$47,105	$27,772

Gross margin	$10,808	$4,215	$19,753	$5,734

Gross margin %	44.2%	28.4%	41.9%	20.6%

Income (Loss) from operation	$5,905	$(232)	$10,602	$(3,401)

Income (Loss) from operations %	24.1%	(1.6)%	22.5%	(12.2)%

Drilling Comparison of the Three and Six Months Ended June 30, 2011 and the Three and Six Months Ended June 30, 2010

Drilling revenue for the second quarter and year to date periods ended June 30, 2011, increased $9.6 million, or 64.6%, and $19.3 million, or 69.6%, respectively, relative to the same 2010 periods.

The favorable 2011 activity was the combined result of a number of factors, including:

•	Increased horizontal and vertical rig count and correlated increase in market activity for the 2011 quarter and year to date periods as compared to 2010.

•	Increased market share in certain regions in which the Company operates.

•	Realized product and rental price increases implemented in the latter part of 2010 consisting of:

•	Motor price increases of 30%-40% in June 2010;

•	Teledrift product price increases of 10% in May 2010 and 5%-8% in November 2010; and

•	Galleon product and service price increases as needed to maintain material margins of greater than 50%.

•	Increased product sales due to collaborative joint marketing efforts across all reporting units.

•	Increased domestic and international customer base.

•	Increased international mining activity due to increased gold and copper prices.

Drilling revenue for the second quarter of 2011 increased $9.6 million, or 64.6%, attributable to increased rental revenue of $5.2 million, product revenue of $3.4 million, and service revenue of $1.0 million. Increased rig count and corresponding market demand resulted in incremental rental revenue of $3.5 million for motor, shock and jar rentals and $1.7 million of Teledrift tool rentals attributable to the Permian Basin and Argentina areas. Further, incremental product revenue of $2.0 million in motor sales and $0.5 million of float equipment sales were attributable to the favorable trend in horizontal and vertical rig counts. Product revenue increased $0.9 million due to incremental equipment sales resulting from increased gold and copper prices. The incremental increase in service revenue was attributable to increased transportation and sub-rental repair revenue activity.

Drilling revenue for the first half of 2011 increased $19.3 million, or 69.6%, as a result of increased rental revenue of $11.7 million, product revenue of $6.0 million, and service revenue of $1.6 million. Increased rig count and corresponding increased market demand resulted in the incremental increases of $5.5 million in rental revenue, $3.0 million in product revenue and $1.6 million in service revenue attributable to the related increase in drilling and market activity. An additional $1.7 million increase in product revenue occurred related to incremental equipment sales as a result of increased gold and copper prices during the 2011 year to date period compared to the same period in 2010. Further, as a result of Teledrift’s competitive pricing relief (10% in May 2010 and 5%-8% in November 2010) and changes in product sales mix due to customer increased demand for Teledrift’s Pro Series tools, rental revenues incrementally increased $3.0 million and $1.0 million, respectively.

Drilling Product gross margins for the quarter and year to date periods ended June 30, 2011 increased $6.6 million, or 156.4%, and $14.0 million, or 244.5%, relative to the same 2010 periods due to realized product and rental price increases, a product mix shift from lower to higher margin products; as well as, the Company’s continued commitment to, and oversight of, cost containment efforts.

Gross margins as a percentage of revenue increased 15.8%, to 44.2%, and 21.3%, to 41.9%, respectively, over the same second quarter and year to date periods of 2010. Increased margins were a direct result of the Company’s efforts to market motors with superior margins in identified market growth areas. Further, the Company instituted price increases of approximately 10% for all shock, jar and stabilizer rentals and approximately 5%-7% within the Teledrift Pro-Tools Series.

While Drilling revenue for the second quarter of 2011 increased 64.6% compared to the second quarter of 2010, associated costs of revenue and direct expenses decreased as a percentage of revenue by 3.0% and 3.8%, respectively. Similarly, 2011 year to date drilling revenue relative to comparable 2010 year to date activity increased 69.6%, while associated costs of revenue and direct expenses decreased as a percentage of revenue by 5.5% and 6.2%, respectively

Income from operations for the quarter and year to date periods ended June 30, 2011, improved $6.1 million, or 2,645.3%, and $14.0 million, or 411.7%, relative to the same 2010 periods. Improved performance is due to increased domestic and international market demand, realized product and rental price increases, strategic marketing efforts and cost containment measures.

Artificial Lift (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$2,312	$2,296	$5,650	$4,643

Gross margin	$425	$733	$1,324	$1,414

Gross margin %	18.4%	31.9%	23.4%	30.5%

Income from operations	$(32)	$379	$394	$633

Income from operations %	(1.4)%	16.5%	7.0%	13.6%

Artificial Lift Comparison of the Three and Six Months Ended June 30, 2011 and the Three and Six Months Ended June 30, 2010

Artificial Lift revenue for second quarter of 2011 remained relatively flat at $2.3 million as compared to the same period in 2010. Natural gas drilling activity decreased 8.2% to 961 rigs from 1,047 rigs period over period. Despite the unfavorable period over period conditions, the Company’s on-going development and retention of key customer relationships, coupled with increased prices, mitigated the negative impact of the decline in natural gas drilling activity.

Revenue for the year to date period ended June 30, 2011, totaled $5.6 million, an increase of $1.0 million, or 21.7%, compared to $4.6 million for the same period of 2010. The increase is primarily attributable to a period over period increase in product sales revenue of $0.9 million, or 20.3%, related to a significant contract executed in July 2010 for the Company to be the sole supplier of pumps, motors and other equipment for natural gas rigs for a major natural gas exploration and production company operating in the coal bed methane area of the Powder River.

The gross margins for the second quarter and year to date periods ended June 30, 2011, decreased by $0.3 million, or 42.0%, and by $0.1 million, or 6.4%, relative to the same periods of 2010 due to increased replacement inventory prices and the inability to pass incremental price increases on to customers due to industry pricing constraints.

Loss and reduced income from operations for the second quarter and year to date periods ended June 30, 2011, respectively, were attributable to lower than expected activity driven by repressed natural gas prices and drilling activity, increased raw material prices, and increased transportation expense due to rising fuel costs.

Market Conditions for the Three Months Ended June 30, 2011 and March 31, 2011:

	Three Months Ended		% Change
	June 30, 2011	March 31, 2011

Average Active Drilling Rigs
United States	1,835	1,721	6.6%
Canada	184	563	(67.3%)

Total North America	2,019	2,284	(11.6%)

Vertical rigs (U.S.)	564	514	9.7%
Horizontal rigs (U.S.)	1,043	981	6.3%
Directional rigs (U.S.)	228	226	0.9%

Total drilling type (U.S.)	1,835	1,721	6.6%

	Three Months Ended		% Change
	June 30, 2011	March 31, 2011

Oil vs. Natural Gas Drilling Rigs
Oil	1,058	1,198	(11.7%)
Natural Gas	961	1,086	(11.5%)

Total North America	2,019	2,284	(11.6%)

Average Commodity Prices
West Texas Intermediate Crude Prices ($ / barrel)	$102.23	$93.54	9.3%

Natural Gas Prices ($/Mmcf)	$4.45	$4.04	10.2%

Results of Operations (in thousands):

	Three Months Ended
	June 30, 2011	March 31, 2011
Revenue	$55,918	$52,905
Cost of revenue	33,674	31,760

Gross margin	22,244	21,145

Selling, general and administrative costs	12,729	10,341
Depreciation and amortization	1,015	1,021
Research and development costs	594	499

Income (loss) from operations	7,906	9,284

Loss on extinguishment of debt	(3,225)	—
Interest and other expense, net	(4,486)	(4,840)
Change in fair value of warrant liability	3,253	7,554

Income (loss) before income taxes	3,448	11,998
(Provision) benefit for income taxes	(1,322)	(1,624)

Net income (loss)	$2,126	$10,374

Consolidated Comparison of the Three Months Ended June 30, 2011 and the Three Months Ended March 31, 2011

Revenue for the three months ended June 30, 2011 increased $3.0 million, or 5.7%, compared to the three months ended March 31, 2011, primarily due to incremental revenue increases by Chemicals of $2.2 million and by Drilling of $1.8 million, offset by a decrease of Artificial Lift by $1.0 million. The increase in revenue is due to improved product sales and rental activity volumes, increased global oil prices, increased product and market demand, increased horizontal and vertical drilling activity, domestic market expansion and strategic growth in international markets.

The consolidated gross margin increased by $1.1 million, or 5.2%, for the second quarter of 2011 as compared to the first quarter. The consolidated gross margin as a percentage of revenue remained relatively comparable at 39.8% for the second quarter of 2011 as compared to 40.0% for the first quarter of 2011. As the second quarter 2011 gross margin increased by 5.2%, and revenue by 5.7%, the quarter over quarter margin remained relatively flat as cost pressures from rising material cost and freight were offset by strategic increases in product pricing, increased volume and rental activity due to increased rig count and commodity prices. Chemicals contributed $11.0 million, Drilling contributed $10.8 million and Artificial Lift contributed $0.4 million to the favorable consolidated gross margin. Operating expense efficiencies are attributable to active management oversight and continued commitment to cost containment and price increases. The consolidated gross margin is calculated as consolidated revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative expenses, (“SG&A”) are not directly attributable to products sold or services rendered. SG&A expense for the three months ended June 30, 2011 increased $2.4 million, or 23.1%, as compared to the three months ended March 31, 2011. The increase was primarily attributable to incremental expense related to compensatory equity awards granted in April 2011 and June 2011 and third party professional fees, in particular as related to the JD Edwards Oracle accounting system implementation. No comparable activity occurred during the first quarter of 2011.

Depreciation and amortization expense remained steady period over period.

R&D costs increased $0.1 million, or 19%, from $0.5 million for the three months ended June 30, 2010, as compared to $0.6 million for the three months ended March 31, 2011, This was primarily attributable to an increase in on-going new product development and effectiveness testing of the Company’s specialty chemical products.

Loss on the extinguishment of debt totaled $3.2 million in the second quarter of 2011 with no comparable activity recognized during the first quarter of 2011. The $3.2 million loss is the result of a $2.1 million write off of unamortized deferred financing costs related to the repayment of the Company’s term loan and acceleration of proportionate unamortized discount related to a second quarter exchange of convertible debt for Company common stock. Additionally, a second quarter loss on extinguishment of debt of $1.1 million was recognized related to the aforementioned debt for equity exchange.

Interest expense was $4.5 million for the three months ended June 30, 2011, a decrease of $0.4 million, or 7.3% as compared to $4.9 million for the quarterly period ended March 31, 2011. The decrease was primarily due to a $0.3 million reduction of interest expense realized upon early repayment of the Company’s term loan and a $0.02 million reduction associated with the $4.5 million exchange of convertible debt to equity.

As noted above, as of June 30 2011, the fair value of the warrant liability was determined to have decreased by $3.3 million, or 17.5%, to $15.4 million from $18.6 million at March 31, 2011. The primary cause of the decrease in the warrant liability was the exercise of 0.2 million of Contingent Warrants and 0.2 million of Exercisable Warrants during the second quarter of 2011 partially offset by a change in the average fair value per warrant of $0.08/warrant to $7.44 from $7.36 at March 31, 2011 driven by an increase in the Company’s common share price over the period.

The Company recorded an income tax provision of $1.3 million for the quarter ended June 30, 2011, reflecting an effective tax rate of 38.3%, compared to $1.6 million recognized for the quarter ended March 31, 2011, reflecting an effective tax rate of 13.5%. Fluctuation in the effective tax rate is primarily attributable to the non-cash fluctuations in the fair value of the warrant liability and valuation allowance against the deferred tax asset of one of the Company’s filing jurisdictions.

Capital Resources and Liquidity

Overview

Ongoing capital requirements result from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first half of 2011, the Company primarily funded capital requirements with operating cash flows, the issuance of common shares and proceeds received from the exercise of Exercisable and Contingent Warrants.

Favorable trending within the energy industry, including increased petroleum and natural gas prices, number of well completions, and overall drilling rig activity during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, has had a positive impact upon the Company’s financial performance and liquidity. Positive trending is evidenced by an average three and six month price of West Texas Intermediate Crude of $102.23/barrel and $97.88 /barrel for the three and six months ended June 30, 2011, compared to $77.79/barrel and $78.22/barrel for the three and six months ended June 30, 2010, respectively. Additionally WTI was at an average price of $93.54/barrel for the three months ended March 31, 2011 and $85.10/barrel for the three months ended December 31, 2010. Further, the average three and six month price of Natural gas/Mmcf was $4.45/Mmcf and $4.26/Mmcf compared to $4.21/Mmcf and $4.51/Mmcf for the three and six months ended June 30, 2010, respectively. Further, natural gas prices were $4.04/Mmcf for the three months ended March 31, 2011 and $3.66/Mmcf for the three months ended December 31, 2010.

The energy industry, much like the overall economy, appears to be recovering unevenly as the percentage increase in the average price of natural gas was lower than the percentage increase in the average price of oil. Regardless, the industry has seen overall period over period improvement in both of the oil and natural gas markets from the fourth quarter of 2010 through to the first half of 2011. Comparison of the second half of 2011 to the second half of 2010 highlights improved key oil industry metrics and moderate key natural gas metrics and improved mineral prices. The Company’s strategic business development initiatives, expanded customer base, strategic pricing increases, new product development, and increased market share, period over period, resulted in improved operating results for the three and six months ended June 30, 2011 when compared to the three and six months ended June 30, 2010.

Cash and cash equivalents totaled $15.1 million at June 30, 2011 primarily due to on-going management of cash flows from operations, as well as, proceeds received from the exercise of Exercisable and Contingent Warrant conversions and new issuances of Company shares as part of a private placement of shares with investors and in repayment of term loan debt obligation during the first half of 2011. During the first half of 2011, the Company paid down $32.9 million of principal on the term loan debt, $1.0 million of commitment fees, $3.7 million for capital expenditure and utilized $18.8 million in working capital requirements. Additionally, the Company extinguished $4.5 million of its convertible debt obligation for 0.6 million of common shares.

During the six months ended June 30, 2011, the Company generated $12.5 million of net income and received proceeds of $4.6 million from the exercise of Exercisable and Contingent Warrants, and $29.4 million from the private placement of 3.6 million common shares. The Company utilized the $29.4 million in proceeds from the private placement as funds to assist in the repayment of the term loan debt in full. The introduction of new product offerings, competitive pricing of products and commitment to increased international presence initiatives, as well as gains in market share, currently support the Company’s forecast operating and capital expenditure requirements for the remainder of 2011. The Company is also exploring alternative financing arrangements in order to secure the most favorable debt and equity financing terms available.

Plan of Operations for 2011

During the first six months of 2011 improved oil and liquid-rich natural gas prices, related drilling activity and success in implementation of strategic initiatives continued to improve the demand for the Company’s products and services. The disproportionate recovery of the economy as a whole and the energy industry in particular continues to make forecasting the depth and length of the recovery cycle in the current economy challenging. Contributing to the energy industry’s uncertainty is the potential impact of political unrest in key Middle Eastern energy producing countries overlaid with worldwide financial uncertainty. The 2011 U.S. average annual drilling rig count increased to 1,778 rigs for the six months ended June 30, 2011 from 1,433 rigs, or 24.1%, for the six months ended June 30, 2010, 1,721 rigs, or a 27.1% increase, from 1,354 rigs for the three months ended March 31, 2010. The Company has experienced encouraging revenue growth and sustained consolidated percentage gross margin of approximately 40.0% for the six months ended June 30, 2011 compared to 36.0% and 32.5% for the twelve months ended December 31, 2010 and for the six months ended June 30, 2010, respectively.

The Company’s functioning 2011 Plan of Operations (the “2011 Plan”) anticipates sustained improvement in industry economic conditions. The 2011 Plan includes the following objectives:

•	Establish a traditional commercial banking relationship to provide increased capacity and flexibility to respond to increased 2011 demand forecast.

•

Explore funding alternatives with financial advisors as the availability of additional equity funding should increase as the global economy continues to improve and as the oil and gas industry growth continues.

•

Maintain active management oversight of capital expenditures despite improved cash flows. The capital expenditure budget for 2011 is approximately $8.8 million, an increase of $2.7 million from the $6.1 million spent in 2010. To date, $3.7 million of the estimated capital budget has been utilized at June 30, 2011.

•

Continue expansion into foreign markets to realize strategic benefits for existing business segments. The Company is actively engaged with potential business partners that offer a broader geographic reach of new and unique ways to use existing products and services.

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

•	Implement a new ERP system to actively manage internal controls, reduce current accounting constraints, and increase operational performance and responsiveness.

•	Simplify existing tax structure, while taking advantage of existing NOLs as appropriate.

Cash Flows

Consolidated cash flows by type of activity are noted below (in thousands):

	Six Months Ended June 30,
	2011	2010

Net cash used in operating activities	$(3,390)	$(4,910)

Net cash used in investing activities	(1,598)	(838)

Net cash provided by financing activities	287	4,537

Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	(25)	(9)

Net decrease in cash and cash equivalents	$(4,726)	$(1,220)

Operating Activities

During the six months ended June 30, 2011 and 2010, net cash used in operating activities totaled $3.4 million and $4.9 million, respectively. Consolidated net income totaled $12.5 million for the six months ended June 30, 2011, compared with a consolidated net loss of $15.7 million for the for the six months ended June 30, 2010. Non-cash contributions to the net income totaled $2.9 million consisting of a $10.8 million decrease in warrant liability fair value and $1.4 million of gains on the sale of assets. Contributory non-cash items were partially offset by non-cash reductions to net income consisting of $5.0 million of asset depreciation and amortization, $2.0 million of deferred financing cost amortization, $3.2 million of loss on an extinguishment of debt, $2.7 of stock compensation expense, and $2.7 million of accretion of debt discount. Non-cash reductions to the net loss for the six months ended June 30, 2010, totaled $17.5 million, and were comprised primarily of $7.0 million of depreciation and amortization , $3.8 million of stock compensation expense, $2.5 million of accretion of debt discount, $1.5 million of deferred financing cost amortization, $1.7 million of recognized incremental tax benefits related to the Company’s share based awards and a $1.3 million unfavorable change in the fair value of the warrant liability offset by a contributory non-cash item of $1.2 million of deferred tax benefit.

During the six months ended June 30, 2011, changes in working capital used $18.8 million of cash primarily to meet increased market demand for products and services. Increased asset balances, in particular, accounts receivable, inventory and other current assets, and decrease in accrued liabilities of $1.2 million, are representative of the Company’s continued operational growth. Offsetting the working capital utilized for the six months ended June 30, 2011, is an increase in income tax receivable net of related income tax payable on current year taxable income. Further, the $1.3 million increase in accounts payable is indicative of the Company’s increase activity and growth during the period. During the six months ended June 30, 2010, changes in working capital used $6.7 million comprised of an increase in accounts receivable of $5.4 million and an increase in income taxes receivable of $3.1 million offset by a decrease in accrued liabilities of $2.3 million.

Investing Activities

During the six months ended June 30, 2011 and 2010, capital expenditures totaled $3.7 million and $2.2 million, respectively. Capital expenditures increased during 2011 as compared to 2010 due to investments in capital infrastructure required to meet increased customer product and service demands, as wells as increased drilling and market activity. Cash flows used in investing activities during the six months ended June 30, 2011 and 2010 were offset by $2.3 million and $1.3 million of proceeds received from the sale of assets, respectively. Net cash used in investing activities for six month periods ended June 30, 2011 and 2010 were $1.6 million and $0.8 million, respectively.

Financing Activities

During the six months ended June 30, 2011, financing activities provided net cash of $0.3 million. During the six months ended June 30, 2011 the Company paid $32.6 million to effectively repay the Company’s term loan and $0.3 million in capital lease payments. Additional payments during the six months ended June 30, 2011 consisted of $1.0 million in commitment fees and $0.2 million of cash outlay incurred in the reacquisition of common stock pursuant to payments made for employee taxes associated with stock based compensation transactions. These payments were partially offset by $29.4 of proceeds from the sale of 3.6 million shares of the Company’s common stock on May 11, 2011, $4.6 million in proceeds from warrant exercises and $0.1 million in proceeds from the exercise of stock options. During the six months ended June 30, 2010, the Company’s financing activities provided $4.5 million of net cash. On March 31, 2010, the Company entered into a new term loan in the principal amount of $40.0 million of which $32.0 million of the net proceeds was used to refinance the Company’s existing senior credit facility. The Company also used proceeds received as payment for associated debt issuance costs of $1.7 million. Further, a $1.7 million increase in excess tax benefit related to stock-based compensation was also realized.

Off-Balance Sheet Arrangements

As of June 30, 2011, no unconsolidated entity or financial partnership, commonly referred to as “structured finance” or “special purpose entities” (“SPEs”) had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Material contractual obligations consist of repayment of amounts borrowed through convertible notes and long-term debt and obligations under capital and operating leases. Contractual obligations, including interest payments on the convertible notes and long-term debt, at June 30, 2011 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years

Secure convertible senior notes	$36,004	$—	$36,004	$—	$—
Unsecured senior convertible notes	70,500	—	70,500	—	—
Interest expense on convertible notes (1)	11,182	5,591	5,591	—	—
Capital lease obligations	1,075	510	565	—	—
Operating lease obligations	4,000	1,454	1,116	147	1,283

Total	$122,761	$7,555	$113,776	$147	$1,283

(1)	Interest at 5.25% with principal repayment on February 15, 2013, the date of the holder’s first put option.

Critical Accounting Policies and Estimates

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used in the preparation of consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and changes in the business environment; however, actual results may materially differ from estimates under alternative conditions. There have been no significant changes in the Company’s critical accounting estimates during the three months ended June 30, 2011.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” to amend certain measurement and disclosure requirements related to fair value measurements. Additional disclosure requirements included quantitative information regarding unobservable inputs used in Level 3 measurements and disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect adoption of the guidance to have a material effect on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” to provide revised guidance on the presentation of comprehensive income. The guidance requires presentation of components of net income and other comprehensive income within one continuous statement or in two separate, but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The guidance does not require any change in the components recognized in net income or other comprehensive income in accordance with current GAAP. The guidance requires retrospective application and is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect adoption of the guidance to have a material effect on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, and, to a limited extent, commodity prices and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates or foreign currency exchange rates during the period. The Company manages exposure to market risks at the corporate level. Interest-sensitive assets and liabilities are monitored and adjusted to provide liquidity necessary to satisfy forecast short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only; speculation on interest rates or foreign currency rates is not permitted. The Company does not consider current risk management activities to be material.

At June 30, 2011, the Company did not have significant market risk related to changes in interest rates, commodity prices or foreign currency exchange rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore the disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures have been designed to provide such reasonable assurance.

As of the end of the period covered by this report, the Company’s management, inclusive of all principal executive and principal financial officers’ participation, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management concluded that a previously identified material weakness in internal control related to the timely and effective preparation of account reconciliations in connection with the monthly close process, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, still exists as of June 30, 2011, accordingly, associated disclosure controls and procedures are still considered ineffective.

Remediation Plan and Status

The Company’s management is actively committed to and engaged in the implementation and execution of remediation efforts to resolve the identified material weakness; as well as proactive in management of any other areas of risk that may be identified. The remediation efforts are intended to address the identified material weakness as well as to continue to enhance the Company’s overall financial control environment. The effectiveness of the on-going remediation efforts to ensure the timely and effective preparation of account reconciliations in conjunction with the monthly financial close process have not yet been fully tested in order to assess resolution of identified material weakness.

The Company’s executive management team and Board of Directors remain committed to the achievement and maintenance of a strong control environment, high ethical standards, and financial reporting integrity.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2011, the Company has continued to implement and execute policies and procedures to ensure the effectiveness the Company’s overall financial control environment.

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

There has been no material change in the risk factors described in Part I, Item 1A. – “Risk Factors” of the Company’s Annual Report. See Part I, Item 1A. – “Risk Factors,” of the Annual Report for a detailed discussion of the risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2011, the Company purchased 16,339 shares of its commons stock to satisfy tax withholding requirements and payment obligations related to period vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs

April 1, 2011 to April 30, 2011	4,147	$8.73	—	—
May 1, 2011 to May 31, 2011	12,192	$9.48	—	—
June 1, 2011 to June 30, 2011	—	$—	—	—

Total	16,339	$9.29	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1*	Amendment to Employment Agreement, dated as of May 19, 2011, between the Company and Johnna Kokenge.

10.2*	Amendment to Employment Agreement, dated as of May 19, 2011, between the Company and Jesse E. Neyman.

10.3*	Amendment to Employment Agreement, dated as of May 19, 2011, between the Company and Steve Reeves.

10.4*	Amendment to Second Amended and Restated Service Agreement, dated as of May 19, 2011, between the Company and Protechnics II, Inc.

10.5*	Non-Qualified Stock Option Agreement dated as of April 8, 2011 between the Company and Steve Reeves.

10.6*	Non-Qualified Stock Option Agreement dated as of April 8, 2011 between the Company and Jesse E. Neyman.

10.7*	Non-Qualified Stock Option Agreement dated as of April 8, 2011 between the Company and John W. Chisholm.

10.8*	Non-Qualified Stock Option Agreement dated as of April 8, 2011 between the Company and Johnna Kokenge.

10.9*	Restricted Stock Agreement dated as of April 8, 2011 between the Company and Steve Reeves.

10.10*	Restricted Stock Agreement dated as of April 8, 2011 between the Company and John W. Chisholm.

10.11*	Restricted Stock Agreement dated as of April 8, 2011 between the Company and Johnna Kokenge.

10.12*	Restricted Stock Agreement dated as of June 3, 2011 between the Company and Steve Reeves.

10.13*	Restricted Stock Agreement dated as of June 3, 2011 between the Company and Jesse E. Neyman.

10.14*	Restricted Stock Agreement dated as of June 3, 2011 between the Company and John W. Chisholm.

10.15*	Restricted Stock Agreement dated as of June 3, 2011 between the Company and Johnna Kokenge.

10.16*	Form of Exchange Agreement.

10.17*	Form of Subscription Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-174199) filed on May 13, 2011).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished with this Form 10-Q, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
Chairman and President

Date: August 10, 2011

FLOTEK INDUSTRIES, INC.

By:	/S/ JESSE E. NEYMAN
Jesse E. Neymann
Executive Vice President, Finance

Date: August 10, 2011