Form 10-Q
period 2011-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2011-11-09
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2011, there were 49,450,406 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,495	$19,863
Restricted cash	150	150
Accounts receivable, net of allowance for doubtful accounts of $672 and $262 at September 30, 2011 and December 31, 2010, respectively	46,456	27,310
Inventories, net	36,315	27,845
Deferred tax assets, net	644	575
Income taxes receivable, net	—	2,973
Other current assets	2,218	1,041

Total current assets	111,278	79,757
Property, plant and equipment, net	42,624	42,524
Goodwill	26,943	26,943
Deferred tax assets, net	42	117
Other intangible assets, net	30,141	35,466

TOTAL ASSETS	$211,028	$184,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,360	$13,520
Accrued liabilities	8,646	11,956
Income taxes payable, net	1,214	—
Interest payable	699	2,185
Current portion of long-term debt	723	6,454
Deferred tax liabilities, net	42	117

Total current liabilities	27,684	34,232
Convertible notes, net of discount	98,407	98,555
Long-term debt, less current portion	926	28,127
Warrant liability	7,584	26,193
Deferred tax liabilities, net	1,393	1,153

Total liabilities	135,994	188,260

Commitments and contingencies
Stockholders’ equity (deficit):
Cumulative convertible preferred stock, at accreted value; $0.0001 par value; 100,000 shares authorized; zero and 11,205 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively; liquidation preference of $1,000 per share	—	7,280
Common stock, $0.0001 par value; 80,000,000 shares authorized; 51,575,359 shares issued and 49,444,592 shares outstanding at September 30, 2011; 36,753,891 shares issued and 35,327,893 shares outstanding at December 31, 2010	5	4
Additional paid-in capital	163,950	103,408
Accumulated other comprehensive income (loss)	(23)	97
Accumulated deficit	(87,801)	(113,350)
Treasury stock, at cost; 592,156 and 565,199 shares at September 30, 2011 and December 31, 2010, respectively	(1,097)	(892)

Total stockholders’ equity (deficit)	75,034	(3,453)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$211,028	$184,807

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$75,058	$39,982	$183,881	$99,526
Cost of revenue	44,341	23,915	109,775	64,097

Gross margin	30,717	16,067	74,106	35,429

Expenses:
Selling, general and administrative	13,096	8,539	36,166	31,947
Depreciation and amortization	993	1,230	3,029	3,604
Research and development	523	294	1,616	1,021

Total expenses	14,612	10,063	40,811	36,572

Income (loss) from operations	16,105	6,004	33,295	(1,143)

Other income (expense):
Change in fair value of warrant liability	7,802	(1,106)	18,609	(2,422)
Interest expense	(3,287)	(5,384)	(12,633)	(14,546)
Other income, net	23	81	43	132
Loss on extinguishment of debt	—	—	(3,225)	(995)
Other financing costs	—	—	—	(816)

Total other income (expense)	4,538	(6,409)	2,794	(18,647)

Income (loss) before income taxes	20,643	(405)	36,089	(19,790)
Income tax (expense) benefit	(2,726)	(758)	(5,672)	2,952

Net income (loss)	17,917	(1,163)	30,417	(16,838)
Accrued dividends and accretion of discount on preferred stock	—	(1,191)	(4,868)	(5,092)

Net income (loss) attributable to common stockholders	$17,917	$(2,354)	$25,549	$(21,930)

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per common share	$0.38	$(0.09)	$0.59	$(0.90)
Diluted earnings (loss) per common share	$0.35	$(0.09)	$0.55	$(0.90)
Weighted average common shares used in computing basic and diluted earnings (loss) per common share:
Weighted average common shares used in computing basic earnings (loss) per common share	47,178	26,690	43,201	24,458
Weighted average common shares used in computing diluted earnings (loss) per common share	54,329	26,690	46,913	24,458

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$30,417	$(16,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of warrant liability	(18,609)	2,422
Depreciation and amortization	7,532	10,583
Amortization of deferred financing costs	2,529	2,935
Accretion of debt discount	3,963	3,699
Gain on sale of assets	(2,718)	(1,465)
Stock compensation expense	4,810	4,020
Deferred income tax (benefit) provision	727	(1,492)
Reduction in (excess) tax benefit related to share-based awards	(556)	1,716
Loss on extinguishment of debt	3,225	995
Change in current assets and liabilities:
Accounts receivable	(19,146)	(10,489)
Inventories	(8,470)	49
Accrued liabilities	(5)	2,310
Interest payable	(1,427)	(1,944)
Accounts payable	2,840	1,487
Other current assets	(1,177)	(345)
Income taxes, net	4,187	4,361
Restricted cash	—	10

Net cash provided by operating activities	8,122	2,014

Cash flows from investing activities:
Capital expenditures	(5,971)	(3,128)
Proceeds from sale of assets	3,765	2,639
Purchase of patents and other intangibles	(243)	(2)

Net cash used in investing activities	(2,449)	(491)

Cash flows from financing activities:
Proceeds from sale of common stock	29,438	—
Proceeds from exercise of warrants	4,581	69
Debt issuance costs	(1,346)	(2,004)
Repayments of indebtedness	(33,081)	(37,206)
(Reduction in) excess tax benefit related to share-based awards	556	(1,716)
Purchase of treasury stock	(205)	(86)
Proceeds from exercise of stock options	136	3
Proceeds from borrowings	—	40,000

Net cash provided by (used in) financing activities	79	(940)

Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	(120)	(9)

Net increase in cash and cash equivalents	5,632	574
Cash and cash equivalents at the beginning of period	19,863	6,485

Cash and cash equivalents at the end of period	$25,495	$7,059

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated Other Comprehensive
	Shares Issued	Value	Shares Issued	Value	Shares Issued	Cost	Paid-in Capital	Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2010	36,754	$4	11	$7,280	565	$(892)	$103,408	$97	$(113,350)	$(3,453)

Net income	—	—	—	—	—	—	—	—	30,417	30,417
Foreign currency translation adjustment	—	—	—	—	—	—	—	(120)	—	(120)

Comprehensive income										30,297
Sale of common stock, net of issuance costs	3,665	—	—	—	—	—	29,438	—	—	29,438
Common stock issued in payment of term loan debt	171	—	—	—	—	—	1,398	—	—	1,398
Common stock issued in payment of convertible notes	559	—	—	—	—	—	5,165	—	—	5,165
Accretion of discount on preferred stock	—	—	—	3,925	—	—	—	—	(3,925)	—
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(943)	(943)
Common stock issued in payment of preferred stock dividends	624	—	—	—	—	—	3,254	—	—	3,254
Stock warrants exercised	3,785	—	—	—	—	—	4,581	—	—	4,581
Stock options exercised	58	—	—	—	—	—	136	—	—	136
Restricted stock granted	1,087	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	3	—	—	—	—	—
Treasury stock purchased	—	—	—	—	24	(205)	—	—	—	(205)
Excess tax benefit related to share-based awards	—	—	—	—	—	—	556	—	—	556
Stock compensation expense	—	—	—	—	—	—	4,810	—	—	4,810
Conversion of preferred stock into common stock	4,872	1	(11)	(11,205)	—	—	11,204	—	—	—

Balance, September 30, 2011	51,575	$5	—	$—	592	$(1,097)	$163,950	$(23)	$(87,801)	$75,034

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization

Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified, global, technology-driven company that develops and supplies oilfield products, services and equipment to oil, gas and mining industries. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production related tools. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Flotek’s products and services enable customers to more efficiently drill wells, increase existing well production and decrease well operating costs. Major customers include leading oilfield service providers, major and independent oil and gas exploration and production companies, national and state-owned oil companies, onshore and offshore drilling contractors, international supply chain management companies and pressure-pumping service companies.

The Company is headquartered in Houston, Texas, and maintains operational locations in Colorado, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and the Netherlands. Flotek actively markets products domestically and internationally in over 20 countries. The Company was originally incorporated in the Province of British Columbia on May 17, 1985. In October 2001, the Company moved its corporate domicile to Delaware.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, are prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or alternatively by visiting Flotek’s website, www.flotekind.com. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying notes. Actual results could differ materially from these estimates.

Note 2 — Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” to amend certain measurement and disclosure requirements related to fair value measurements. Additional disclosure requirements included quantitative information regarding unobservable inputs used in Level 3 measurements and disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” to provide revised guidance regarding the presentation of other comprehensive income. The guidance requires the components of net income and other comprehensive income be presented within one continuous statement or within two separate, but consecutive statements and eliminates the option to present the components as part of the statement of stockholders’ equity. The guidance does not require any change in the components recognized in net income or other comprehensive income in accordance with current GAAP. The guidance requires retrospective application and is effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. The Company does not expect adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other, Testing Goodwill for Impairment” to simplify and amend how entities test goodwill for impairment. The amendment provides an option to first assess qualitative factors affecting goodwill to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than the reporting unit’s carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test mandated by current accounting guidance. The “more-likely-than-not” threshold is defined as “a likelihood of more than 50 percent.” In accordance with this guidance, an entity is not required to recalculate the fair value of a reporting unit unless the entity determines that it is more likely than not the reporting unit’s fair value is less than its carrying amount. However, if an entity concludes otherwise, then the entity is required, at a minimum, to perform the first step of the two-step impairment testing mandated by existing guidance. In accordance with this pronouncement, an entity may choose to bypass the qualitative assessment option for any reporting unit in any period and proceed directly to performance of the first step of the two-step impairment testing. An entity may resume qualitative assessment in any subsequent period. This pronouncement is effective for the fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

Note 3 — Supplemental Cash Flow Information

Supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2011	2010
Supplemental non-cash investing and financing activities:
Value of common stock exchanged in conversion of preferred stock	$11,205	$2,980
Value of common stock issued in payment of preferred stock dividends	3,254	—
Value of common stock issued in payment of term loan debt	1,398	—
Value of common stock issued in payment of convertible notes	5,165	—
Property and equipment acquired through capital leases	1,149	427
Value of common stock issued in payment of debt issuance costs	—	5,095
Debt issuance cost included in accrued liabilities	—	1,000
Value of common stock issued in exchange for convertible notes	—	1,992
Reduction in convertible debt upon note exchange	—	1,996
Common stock surrendered upon stock option exercise	—	111

Supplemental cash payment (receipt) information:
Interest paid	$7,567	$9,343
Income taxes paid (refunded), net	1,070	(6,198)

Note 4 — Product Revenue

The Company differentiates revenue and cost of revenue dependent upon whether the generation is attributable to product sales, rental activity or service activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$53,569	$25,662	$125,582	$63,075
Rental	16,633	11,579	45,590	28,785
Service	4,856	2,741	12,709	7,666

	$75,058	$39,982	$183,881	$99,526

Cost of revenue:
Product	$32,883	$14,406	$77,989	$36,204
Rental	7,303	5,185	20,184	15,595
Service	2,580	1,981	7,100	5,320
Depreciation.	1,575	2,343	4,502	6,978

	$44,341	$23,915	$109,775	$64,097

Note 5 — Inventory

Inventory is comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$12,618	$10,920
Work-in-process	83	25
Finished goods	26,340	19,533

Gross inventory	39,041	30,478
Less reserve for excess and obsolete inventory	(2,726)	(2,633)

Inventory, net	$36,315	$27,845

Note 6 — Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$1,223	$1,266
Buildings and leasehold improvements	18,388	18,609
Machinery, equipment and rental tools	44,164	40,247
Equipment in progress	1,711	1,271
Furniture and fixtures	1,288	1,278
Transportation equipment	4,680	3,648
Computer equipment	1,900	1,895

Property, plant and equipment	73,354	68,214
Less accumulated depreciation	(30,730)	(25,690)

Property, plant and equipment, net	$42,624	$42,524

Depreciation expense, inclusive of expense captured in cost of revenue, totaled $2.0 million and $2.3 million for the three months ended September 30, of 2011 and 2010, respectively and $6.0 million and $7.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 7 — Other Intangible Assets

Other intangible assets are comprised of the following (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Patents	$6,350	$3,168	$6,330	$2,932
Customer lists	28,545	10,205	28,544	9,193
Non-compete agreements	1,715	1,641	1,715	1,581
Brand names	6,199	1,176	6,199	945
Other	616	414	396	396

Total intangible assets acquired	43,425	16,604	43,184	15,047
Deferred financing costs	8,715	5,395	12,827	5,498

Total other intangible assets	$52,140	$21,999	$56,011	$20,545

Other intangible assets, net	$30,141		$35,466

Other intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of other intangible assets acquired totaled $0.5 million and $0.6 million during the third quarter of 2011 and 2010, respectively and $1.6 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization of deferred financing costs totaled $0.5 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively, and $2.5 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively.

The $4.1 million reduction in deferred financing costs carrying value, as compared to December 31, 2010, was primarily attributable to repayment of the Company’s outstanding term loan during the second quarter of 2011. Additionally, on September 23, 2011, the

Company and certain of the Company’s subsidiaries entered into a Revolving Credit and Security Agreement (the “Credit Facility”) and incurred approximately $0.4 million in financing costs associated with the transaction. (see Note 8) These financing costs are classified as deferred financing costs and are amortized over the expected term of the Credit Facility.

Note 8 — Convertible Notes, Long-Term Debt and Credit Facility

Convertible notes and long-term debt include (in thousands):

	September 30, 2011	December 31, 2010
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$70,500	$75,000
Convertible senior secured notes (2010 Notes)	36,004	36,004
Less discount on notes	(8,097)	(12,449)

Convertible senior notes, net of discount	$98,407	$98,555

Long-term debt:
Term loan	$—	$33,621
Capital lease obligations	1,649	960

Total long-term debt	1,649	34,581
Less current portion of long-term debt	(723)	(6,454)

Long-term debt, less current portion	$926	$28,127

Credit Facility

On September 23, 2011, the Company and certain of the Company’s subsidiaries (the “Borrowers”) entered into a Credit Facility with PNC Bank, National Association (“PNC Bank” or “Lender”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. Under the terms of the Credit Facility, the Company may borrow up to $35.0 million at a variable interest rate until December 15, 2012, with an option, at the sole discretion of the Lender, to extend the term of the facility until September 22, 2014, provided the Company’s senior convertible notes are refinanced or restructured on terms satisfactory to the Lender, subject to certain terms and conditions. The Credit Facility also includes a $5.0 million aggregate sublimit for letters of credit.

Interest on borrowings under the Credit Facility is calculated at 1% plus the higher of (i) the PNC Bank base commercial lending rate, (ii) the federal funds open rate plus 0.5% and (iii) the daily, one-month LIBOR rate plus 1%. The interest rate on borrowings would have been 4.25% at September 30, 2011. The Company may elect to borrow any amount available under the Credit Facility for a term of one, two or three months at LIBOR plus 2%.

The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. As of September 30, 2011, no amounts have been borrowed against the Credit Facility, nor have any letters of credit been issued under the sublimit.

Guarantees of the Credit Facility

Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness or as a guarantor pursuant to a guaranty dated September 23, 2011. The Credit Facility is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, equipment and other intangible assets.

The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, including, a financial covenant to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00 and an annual limit on capital expenditures. In the event of default, the Lender may accelerate the maturity date of outstanding amounts borrowed under the Credit Facility. The Credit Facility restricts the payment of common stock cash dividends.

Convertible Notes

Convertible notes consist of Convertible Senior Unsecured Notes (“2008 Notes”) and Convertible Senior Secured Notes (“2010 Notes”).

On February 14, 2008, the Company issued the 2008 Notes at par, in an aggregate principal amount of $115 million. Net proceeds from issuance of the 2008 Notes totaled $111.8 million, bear interest at 5.25% and mature on February 15, 2028.

On March 31, 2010, the Company executed an exchange agreement (the “Exchange Agreement”) with Whitebox Advisors, LLC, the administrative agent for a syndicate of lenders, to refinance the Company’s then existing term loan. The Exchange Agreement permitted each lender to exchange 2008 Notes, in proportion to the lender’s principal amount of participation in the refinanced term loan, for 2010 Notes and shares of the Company’s common stock. On March 31, 2010, in accordance with the terms of the Exchange Agreement, investors received, for each $1,000 principal amount of 2008 Notes exchanged, (a) $900 principal amount of 2010 Notes and (b) $50 worth of shares of the Company’s common stock based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days .

The 2010 Notes carry the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes. The only difference in the terms of the notes is that the 2010 Notes are secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remain unsecured. Upon entering into the Credit Facility, the liens securing the Company’s existing 2010 Notes were subordinated to the liens securing the Credit Facility in accordance with the terms and conditions of the intercreditor agreement associated with the execution of the Credit Facility.

On March 31, 2010, the Company exchanged $40.0 million of 2008 Notes for aggregate consideration of $36.0 million of 2010 Notes, $2.0 million worth of shares of the Company’s common stock and the Company issued 1,568,867 shares of common stock to satisfy the common stock component of the Exchange Agreement. The transaction was accounted for as an exchange of debt. Accordingly, no gain or loss was recognized and the difference between the debt exchanged and the net carrying value of the debt was recorded as a reduction of previously recorded debt discount. Third-party transaction costs of $0.8 million incurred in conjunction with the Exchange Agreement were expensed as incurred.

The 2008 Notes may be settled in cash upon conversion. The Company accounted for both the liability and equity components of the 2008 Notes using the Company’s nonconvertible debt borrowing rate of 11.5%. The Company is using a five-year expected term for accretion of the associated debt discount. The five-year term represents the period from inception until contractual call/put options contained in the 2008 Notes become exercisable on February 15, 2013. The Company assumes an effective tax rate of 38.0%. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with an associated deferred tax liability of $10.6 million. At March 31, 2010, the unamortized discount related to the proportionate amount of the 2008 Notes exchanged was allocated to the 2010 Notes and is accreted over the same period using the effective interest method at an assumed rate of 9.9%. Accretion of the discount is recognized as non-cash interest expense. Discount accretion totaled $1.3 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $4.0 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest on the 2008 and 2010 Notes accrues at 5.25% per annum and is payable semiannually in arrears on February 15 and August 15. The Company is obligated to pay contingent interest to holders of the 2008 Notes and 2010 Notes during any six-month period from an interest payment date up to, but excluding, the following interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days ending on the third trading day immediately preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the note. Contingent interest payable per note, with respect to any such period, will be equal to 0.5% per annum of the average trading price of the applicable note for the five trading days referenced above.

The 2008 Notes and 2010 Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem, for cash, all or a portion of the 2008 Notes and 2010 Notes at a price equal to 100% of the outstanding principal note amount, plus any associated accrued and unpaid interest, including any contingent interest. Holders of either 2008 Notes or 2010 Notes can require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023.

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

The 2008 Notes and 2010 Notes are convertible into shares of the Company’s common stock at the option of the note holders, subject to certain contractual conditions. The conversion rate is equal to 43.9560 shares per $1,000 principal note amount (a conversion price of approximately $22.75 per share), subject to adjustment, as contractually defined. Upon conversion, the Company may deliver, at the Company’s option, either cash or shares of common stock or a combination of cash and shares of common stock.

In May 2011, the note holders exchanged $4.5 million of the 2008 Notes for 559,007 shares of the Company’s common stock. Upon exchange, the Company recognized a loss on the extinguishment of debt of $1.1 million representing the difference between the reacquisition price of the debt over its net carrying amount inclusive of proportionate unaccreted discount and unamortized deferred financing costs.

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

Term Loan

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement (the “Senior Credit Facility” or “Term Loan”) for a $40.0 million term loan with Whitebox Advisors, LLC, the administrative agent (the “Agent”) for the underlying syndicate of lenders.

The Term Loan indebtedness had a maturity date of November 1, 2012 and had scheduled quarterly principal payments of $1,000,000. Interest was due quarterly and had an annualized interest rate of 12.5% when the principal balance exceeded $30.0 million, 11.5% when the principal balance was $20.0 million or more but not in excess of $30.0 million, and 10.5% when the principal balance was less than $20.0 million.

The Senior Credit Facility required additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes, depreciation and amortization, and other contractually identified non-cash items) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5 million up to $15 million and 75% of cash proceeds in excess of $15 million for certain contractually defined asset disposals, (c) 75% of any Federal income tax refunds received, and (d) upon election by the lenders, of up to $1 million of additional principal repayment on quarterly payment dates, when the volume-weighted average price of the Company’s common stock price was equal to or greater than $1.3419 per share, payable by issuance of common stock (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

On March 25, 2011, the Senior Credit Facility lenders elected to receive an additional principal payment of $1,000,000 settled in shares of the Company’s common stock payable on March 31, 2011. As a result, the Company issued the lenders 171,154 shares of the Company’s common stock on March 31, 2011. The $0.4 million difference between the fair value of the stock at the date of the election, March 25, 2011, and the $1.0 million principal repayment on March 31, 2011 was recorded as additional debt discount and was amortized over the remaining period the Term Loan was expected to remain outstanding.

The Senior Credit Facility provided for a commitment fee of $7.3 million. At closing on March 31, 2010, $0.9 million was paid in cash and $4.4 million was paid with the issuance of 3,431,133 shares of common stock. Deferred commitment fees of $2.0 million were settled with an issuance of 611,108 shares of common stock and a $0.3 million cash payment on September 30, 2010 combined with a $1.0 million cash payment on March 31, 2011. The Company allocated one-half of the commitment fee to the Term Loan and one-half to the Exchange Agreement. Commitment fees capitalized as deferred financing costs are amortized as additional interest expense over the periods the term loan and convertible debt are expected to remain outstanding.

Term Loan borrowings were secured by substantially all of the Company’s present and future assets. The Term Loan did not contain a revolving line of credit facility nor require quarterly or annual financial covenant compliance; however, the Term Loan did restrict Company payments of common stock dividends without the lender’s prior written consent as well as limit the Company’s amount of capital investment.

The Term Loan was repaid in June 2011. Upon repayment, the Company recognized a loss on extinguishment of debt of $2.1 million resulting from the write-off of unamortized deferred financing costs and unaccreted discount associated with the beneficial conversion option of the debt.

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

The Company may terminate the Share Lending Agreement, upon written notice to the Borrower, if the principal balance of the 2008 Notes has been repaid or upon agreement with the Borrower. The Borrower was permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes or for the establishment of hedge positions by holders of the 2008 Notes. The Company did not require collateral to mitigate any inherent or associated risk of the Share Lending Agreement.

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

Borrowed Shares are issued and outstanding for corporate law purposes; accordingly, holders of Borrowed Shares possess all of the rights of a holder of the Company’s outstanding common shares, including the right to vote the shares on all matters submitted to a vote of stockholders and the right to receive any dividends or other distributions declared or paid on outstanding shares of common stock. Under the Share Lending Agreement, the Borrower agreed to pay to the Company, within one business day after a payment date, an amount equal to any cash dividends that the Company paid on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company made on the Borrowed Shares.

To the extent the Borrowed Shares loaned under the Share Lending Agreement are not sold or returned to the Company, the Borrower agreed not to vote such Borrowed Shares of which it is the owner of record. The Borrower also agreed not to transfer or dispose of any Borrowed Shares, other than to Borrower’s affiliates, unless such transfer or disposition was pursuant to a registration statement effective under the Securities Act of 1933. Investors that purchased shares from the Borrower, and all subsequent transferees of such purchasers, are entitled to the same voting rights, with respect to those shares, as any other holder of common stock.

Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares. Further, all shares outstanding under the Share Lending Agreement are required to be returned to the Company. Consequently, shares of the Company’s stock loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings per share.

The Company determined that the fair value of the share lending arrangement was $0.5 million at the date of issuance. The fair value was recorded as debt issuance cost and is amortized as interest expense over the period from the date of issuance through February 15, 2013, the earliest put/call date of the related debt. At September 30, 2011 and December 31, 2010, unamortized debt issuance cost related to the share lending arrangement totaled $0.1 million and $0.2 million, respectively. The Company estimates the unamortized value approximates the fair value of the loaned shares outstanding at September 30, 2011 and December 31, 2010. The fair value of similar common shares not subject to the share lending arrangement, based on the closing price of the Company’s common stock on September 30, 2011, totaled $17.5 million.

Capital Lease Obligations

The Company leases equipment and vehicles under capital leases. At September 30, 2011, the Company had $1.6 million of capital lease obligations.

Note 9 — Fair Value Measurements

Fair value is the amount at a measurement date that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The Company categorizes financial assets and liabilities based upon the three-tiered levels of the fair value hierarchy. The hierarchy prioritizes valuation technique inputs used to measure fair value and bases the categorization within the hierarchy on the lowest level of input that is available and significant to the fair value measurement.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•

Level 2 — Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — Significant unobservable inputs supported by little or no market activity or based upon the reporting entity’s assumptions about the inputs.

Liabilities Measured at Fair Value on a Recurring Basis

Liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Common stock warrants, September 30, 2011 (1)	$—	$—	$7,584	$7,584

Common stock warrants, December 31, 2010 (1)	$—	$—	$26,193	$26,193

(1)	The fair value of common stock warrants is estimated using a Black-Scholes option-pricing model. See Note 12- Convertible Preferred Stock and Stock Warrants for additional information.

There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, $18.6 million of non-cash gain was recognized as a fair value adjustment within Level 3 of the fair value measurement hierarchy. The change was driven by the change in the fair value per share of the Exercisable and Contingent Warrants (see Note 12), as determined utilizing the Black-Scholes option pricing model, primarily resultant from a decrease in the Company’s common share price of $4.67 at September 30, 2011 from $5.45 at December 31, 2010, coupled with a decrease in the number of warrants outstanding due to the exercise of 1.0 million Exercisable Warrants and 2.8 million Contingent Warrants, respectively, during the nine months ended September 30, 2011.

During the year ended December 31, 2010, a $21.5 million non-cash loss was recognized due to fair value fluctuation within Level 3 of the fair value measurement hierarchy. The fluctuation was due to an increase in the price and associated volatility of the Company’s common stock partially offset by the conversion of 1.0 million Exercisable Warrants and 3.6 million Contingent Warrants at a weighted average fair value of $1.30 per warrant. The fair value per warrant of Exercisable and Contingent Warrants for the nine months ended September 30, 2011 ranged from $3.65 to $7.45 and ranged from $0.63 to $4.48 for the year ended December 31, 2010.

For periods presented there were no new issuances of warrants or transfers in or out of the Level 3 hierarchy.

Warrant Liability	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Balance, beginning of period	$26,193	$4,729
Fair value adjustments, net	(18,609)	21,464

Balance, end of period	$7,584	$26,193

Fair Value of Other Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at September 30, 2011 or December 31, 2010.

The carrying value and estimated fair value of the Company’s convertible notes and long-term debt were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes (2008 Notes) (1)	$64,644	$70,148	$65,858	$64,688
Convertible senior secured notes (2010 Notes) (1)	33,763	37,705	32,697	32,684
Term loan	—	—	33,621	33,875
Capital lease obligations	1,649	1,647	960	942

(1)	The carrying value of the convertible senior notes and senior secured notes is representative of the bifurcated debt components only, while the fair value is based on the market value of the respective notes, which includes the convertible equity component.

The estimated fair value of the 2008 Notes is based upon the quoted market price of the notes. The estimated fair value of the 2010 Notes and Term Loan are based upon rates available for instruments with similar risks and maturities. The fair value of capital lease obligations is based upon current lease rates adjusted for applicable risk premiums. The estimated fair value of the convertible notes and long-term debt are measured using Level 2 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

Non-financial assets, including property, plant and equipment as well as, goodwill and other intangible assets are measured at fair value on a non-recurring basis subject to annual and interim fair value adjustment. No fair value adjustment was required for the three or nine months ended September 30, 2011 or 2010.

Note 10 — Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders, as adjusted for the effect of assumed conversions of convertible notes and preferred stock, by the weighted average number of common shares outstanding combined with potentially dilutive common share equivalents outstanding, if the effect is dilutive.

In connection with the issuance of the 2008 Notes, the Company entered into the Share Lending Agreement for 3,800,000 shares of the Company’s common stock (see Note 8). Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would have resulted from the issuance of the Borrowed Shares. All shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company; accordingly, shares loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per common share.

For the nine months ended September 30, 2011, debt convertible into 4,681,490 shares of common stock was excluded from the calculation of diluted earnings per share, as inclusion was anti-dilutive. As of September 30, 2011, approximately 1.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were also excluded from the calculation of diluted earnings per share. Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common stockholders—Basic	$17,917	$(2,354)	$25,549	$(21,930)
Impact of assumed conversions:
Interest on convertible notes	867	—	—	—
Dividends on preferred stock	—	—	140	—

Net income (loss) attributable to common stockholders—Diluted	$18,784	$(2,354)	$25,689	$(21,930)

Weighted average common shares outstanding—Basic	47,178	26,690	43,201	24,458

Assumed conversions:
Incremental common shares from warrants	1,727	—	2,388	—
Incremental common shares from stock options	743	—	743	—
Incremental common shares from convertible notes	4,681	—	—	—
Incremental common shares from convertible preferred stock before conversion	—	—	581	—

Weighted average common shares outstanding—Diluted	54,329	26,690	46,913	24,458

Basic earnings (loss) per common share	$0.38	$(0.09)	$0.59	$(0.90)
Diluted earnings (loss) per common share	$0.35	$(0.09)	$0.55	$(0.90)

Note 11 — Income Taxes

The Company is required to file separate U.S. Federal income tax returns for each of Flotek’s two U.S. tax filing groups. Taxable income of one group’s return may not offset tax attributes, including net operating losses, of the other.

The effective income tax rates for the three months ended September 30, 2011 and 2010 were 13.2% and (187.2%), respectively, while the September 30, 2011 and 2010 year to date effective income tax rates were 15.7% and (14.9%), respectively. Fluctuations in effective tax rates are impacted by non-cash fluctuations in the fair value of the Company’s warrant liability which do not affect income taxes and by deferred tax asset valuation allowances.

At September 30, 2011 and December 31, 2010, the Company had an income tax receivable of $3.4 million related to the carryback of the Company’s 2010 net operating loss. At September 30, 2011, the income tax receivable was offset by $4.6 million of income tax payable related to estimated taxes payable on current year taxable income.

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

The gross proceeds from the issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and applicable warrants relative fair values. The Company obtained third-party valuations to assist in quantifying the relative fair value of the Unit’s debt and equity components. The fair value of the warrants was determined using the Black-Scholes option-pricing model assuming a five-year term, a volatility rate of 54%, a risk-free rate of return of 2.7%, and an assumed dividend rate of zero. The fair value of the preferred stock component was determined based upon a valuation of the beneficial conversion right and host contract. The fair value of the beneficial conversion right was estimated based upon a Monte Carlo simulation of the Company’s possible future common stock price to assess the likelihood of conversion. Due to a lack of peers with comparable credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 67.5% of the proceeds or $10.8 million (net of the discount recognized from the allocation of proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The fair value of the detachable warrants was assessed at $5.2 million and recorded as a warrant liability. The Company determined that the conversion option embedded within the preferred stock had intrinsic value and was beneficial to the holders of the preferred stock. Accordingly, $5.2 million was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be 36 months based on an evaluation of the conversion options.

Preferred Stock

Each share of Convertible Preferred Stock was convertible at any time, at the holder’s option, into 434.782 shares of the Company’s common stock. The conversion rate equivalent was approximately $2.30 per share of common stock.

Each share of Convertible Preferred Stock had a liquidation preference of $1,000. Dividends accrued at a rate of 15% of the liquidation preference per year and accumulated if not paid quarterly. Dividends declared at the Company’s election were subject to applicable debt covenant restrictions and were required to be paid in cash, common stock or a combination thereof at the Company’s election. Subsequent to February 11, 2010, the Company had the ability to automatically convert the preferred shares into common shares if the closing price of the common stock was equal to or greater than 150% of the then current conversion price for any 15 trading days during any 30 consecutive trading day period. In the event any Convertible Preferred Stock was automatically converted and the Company had not previously paid holders an amount equal to at least eight quarterly dividends, the Company was also obligated to pay an amount, in cash or common stock, equal to eight quarterly dividend payments less any dividends previously paid. No dividends were declared or paid on the Convertible Preferred Stock through December 31, 2010.

On January 6, 2011, the Company paid all accumulated and unpaid dividends on the outstanding shares of Convertible Preferred Stock in shares of the Company’s common stock. The payment, at an annual rate of 15% of the liquidation preference, covered the period from issuance, August 12, 2009, through December 31, 2010. Dividends per share of $208.33 were paid in shares of common stock valued at $4.81, based upon the prior ten business day volume-weighted average price per share with fractional shares paid in cash.

On February 4, 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of Convertible Preferred Stock into shares of common stock at the prevailing conversion rate of 434.782 shares of common stock for each share of preferred stock. The Company issued 4,871,719 shares of common stock for preferred share conversations during 2011, including those mandatorily converted. Holders of preferred shares subject to mandatory conversion were entitled to eight quarterly dividend payments. On February 4, 2011, dividends per share of $91.67 were paid in shares of common stock valued at $6.63, based upon the prior ten business day volume-weighted average price per share with fractional shares paid in cash.

Stock Warrants

Exercisable Warrants were exercisable upon issuance and expire August 12, 2014, if not exercised. Contingent Warrants became exercisable on November 9, 2009, and expire November 9, 2014, if not exercised. The Exercisable and Contingent Warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for, or convertible into, common stock at a price per share less than the warrants’ exercise price. Due to the anti-dilution price adjustment provision in the warrant agreements, the warrants were considered a liability and were recorded at fair value upon issuance. The warrant liability is adjusted to fair value at the end of each reporting period through the statement of operations over the remaining life of the warrants.

In accordance with contractual anti-dilution price adjustment provisions, the Exercisable and Contingent Warrants were re-priced as a result of the payment of a portion of the initial and deferred commitment fees related to the Company’s Term Loan with common stock on March 31, 2010, and September 30, 2010. At September 30, 2011, all outstanding warrants have an exercise price of $1.21 per share. During the three months ended September 30, 2011, no Exercisable or Contingent Warrants were exercised to purchase shares of the Company’s common stock. During the nine months ended September 30, 2011, Exercisable and Contingent Warrants were exercised to purchase 3,785,750 shares of the Company’s common stock for which the Company received cash proceeds of $4.6 million. At September 30, 2011, Exercisable and Contingent Warrants to purchase up to 2,067,600 shares of common stock remain outstanding.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the warrant liability at the end of each reporting period. At September 30, 2011, inputs into the fair value calculation included the remaining term of the Exercisable and Contingent Warrants, a volatility rate of 73.0%, a risk-free rate of return of 0.4% and an assumed dividend rate of zero.

Note 13 — Common Stock

The Company’s certificate of incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.

For the nine months ended September 30, 2011, a reconciliation of the changes in the Company’s common stock issued is as follows:

Shares issued at December 31, 2010	36,753,891
Issued in sale of common stock relative to privately placed debt	3,665,000
Issued upon conversion of preferred stock	4,871,719
Issued in payment of term loan principal	171,154
Issued in exchange of convertible notes	559,007
Issued upon exercise of warrants	3,785,750
Issued as dividend payments on preferred stock	624,171
Issued as restricted stock award grants	1,086,917
Issued upon exercise of stock options	57,750

Shares issued at September 30, 2011	51,575,359

Note 14 — Commitments and Contingencies

Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any current, pending or threatened lawsuits or proceedings, which would have a material effect on the Company’s financial position, results of operations or liquidity.

Representation Agreements

Effective February 25, 2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy industry-focused, supply chain management company, to market certain of the Company’s specialty chemicals and down-hole drilling products and services within various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. The agreements are effective through December 31, 2015 and each provides for a non-refundable retainer in the amount of $100,000 to be paid to Basin Supply in 2011 to assist with start-up and overhead costs. Under each agreement Basin Supply is also eligible to receive warrants to purchase Flotek common stock upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of the agreements is 100,000 per year during the first four years of the agreements.

Note 15 — Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers to determine allocation of resources and assessment of performance. The Company’s business is comprised of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production related tools used in oil, gas and mining industries. The Chemicals and Drilling segments focus on serving the drilling-related needs of oil and gas companies, while the Chemicals and Artificial Lift segments focus on serving the production related needs of oil and gas companies. The Company believes product offerings and current geographic presence within each segment’s market provides appropriately diverse sources of cash flow. While each segment has unique technological expertise, all segments share a commitment to provide customers with quality services and products at competitive prices.

•

Chemicals is comprised of two business divisions: Specialty Chemicals and Logistics. Specialty Chemicals designs, develops, manufactures, packages and markets specialty chemicals used in oil and gas well cementing, stimulation, acidizing, drilling and production. Logistics manages automated material handling, loading facilities and blending capabilities for oilfield services companies.

•	Drilling rents, inspects, manufactures and markets down-hole drilling equipment for energy, mining, water well and industrial drilling sectors.

•

Artificial Lift assembles and markets artificial lift equipment, including the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane and oil production.

The Company evaluates performance based upon several criteria. The primary financial measure is segment income before taxes. Various functions, including certain sales and marketing activities and general and administrative activities are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, as well as estimated income tax provisions (benefits), are not allocated to reportable segments. Intersegment revenue totaled approximately $2.4 million, or 3.2% and $ 2.1 million, or 4.8%, of consolidated revenue for the three months ended September 30, 2011 and 2010, respectively and $6.9 million, or 3.8% and $5.7 million, or 5.4% of consolidated revenue for the nine months ended September 30, 2011 and 2010, respectively.

Summarized financial information regarding reportable segments for the three and nine months ended September 30, 2011 and 2010 includes (in thousands):

	Chemicals	Drilling	Artificial Lift	Corporate and Other	Total
Three Months Ended September 30, 2011
Net revenue from external customers	$43,639	$26,963	$4,456	$—	$75,058
Gross margin	17,393	11,091	2,233	—	30,717
Income (loss) from operations	13,795	5,585	1,811	(5,086)	16,105
Depreciation and amortization	409	2,056	50	53	2,568
Total assets	56,880	111,804	10,162	32,182	211,028
Capital expenditures	928	945	38	403	2,314

Three Months Ended September 30, 2010
Net revenue from external customers	$18,203	$17,185	$4,594	$—	$39,982
Gross margin	8,160	6,381	1,526	—	16,067
Income (loss) from operations	5,956	2,340	1,161	(3,453)	6,004
Depreciation and amortization	426	2,961	54	131	3,572
Total assets	41,345	114,176	8,772	18,006	182,299
Capital expenditures	106	840	3	119	1,068

	Chemicals	Drilling	Artificial Lift	Corporate and Other	Total
Nine Months Ended September 30, 2011
Net revenue from external customers	$99,707	$74,068	$10,106	$—	$183,881
Gross margin	39,705	30,844	3,557	—	74,106
Income (loss) from operations	30,586	16,187	2,205	(15,683)	33,295
Depreciation and amortization	1,189	5,979	155	209	7,532
Total assets	56,880	111,804	10,162	32,182	211,028
Capital expenditures	1,090	3,900	48	933	5,971

Nine Months Ended September 30, 2010
Net revenue from external customers	$45,332	$44,957	$9,237	$—	$99,526
Gross margin	20,375	12,114	2,940	—	35,429
Income (loss) from operations	13,636	(1,061)	1,795	(15,513)	(1,143)
Depreciation and amortization	1,290	8,836	165	292	10,583
Total assets	41,345	114,176	8,772	18,006	182,299
Capital expenditures	172	2,800	32	124	3,128

One customer and its affiliates accounted for $11.0 million and $4.1 million of consolidated revenue for the three months ended September 30, 2011 and 2010, respectively and for $25.2 million and $11.0 million of consolidated revenue for the nine months ended September 30, 2011 and 2010, respectively. Over 97.5% and 97.4% of aforementioned revenue for the three and nine month periods ended September 30, 2011, respectively and 96.4% and 96.8% of revenue for the same periods in 2010 were attributable to sales within the Chemicals segment.

Revenue by country is based upon the location of where services are provided and products are sold. Revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$63,906	$34,672	$159,756	$85,639
Other Countries	11,152	5,310	24,125	13,887

Total	$75,058	$39,982	$183,881	$99,526

At September 30, 2011, long-lived assets held in countries other than the United States represent 2.5%, or $5.2 million, of the Company’s $211.0 million total assets. At September 30, 2010, long-lived assets held in countries other than the United States represented 2.5%, or $4.6 million, of the Company’s $182.3 million total assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain commentary in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including estimates, projections and statements related to Flotek Industries, Inc. (“Flotek” or the “Company”) business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are not historical fact but rather represent the Company’s current assumptions and projections regarding future events, many of which are inherently uncertain and outside of the Company’s control. The forward-looking statements contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”) are based upon information available as of the date of this Quarterly Report, forecast future industry trends, economic conditions and performance or results of current and future initiatives, as well as the outcome of contingencies and other uncertainties that could have a significant impact on the Company’s future business, operating results and liquidity. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.

A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in the “Risk Factors” section within the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”) and in this Quarterly Report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

Executive Summary

Flotek is a diversified, global, technology-driven company that develops and supplies oilfield products, services and equipment to oil, gas and mining industries. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production related tools used in oil, gas and mining industries. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Flotek’s products and services enable customers to more efficiently drill wells, increase existing well production and decrease well operating costs. The Company operates in both domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (“U.S.”) as well as Canada, Mexico, Central America, South America, Europe, Africa and Asia and markets products domestically and internationally in over 20 countries. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure-pumping service companies, national and state-owned oil companies and international supply chain management companies.

The Company’s ability to compete in the oilfield services market is dependent upon the ability to differentiate and provide superior products and services while maintaining a competitive cost structure. Domestic operations are reactive to fluctuations in natural gas and oil well drilling activity, well depth and drilling conditions, number of well completions and level of work-over activity in North America. North American drilling activity is aligned with and responsive to the volatility of natural gas and crude oil prices as well as market expectations of future prices. The Company’s results of operations are also heavily dependent upon the sustainability of prices charged to customers, which is significantly impacted by drilling activity levels, availability of equipment and other resources and competitive pricing pressures.

Comparison of Historic Market Conditions for the Three and Nine Months Ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Average Active Drilling Rigs
United States	1,949	1,626	19.9%	1,835	1,497	22.6%
Canada	457	359	27.3%	401	327	22.6%

Total North America	2,406	1,985	21.2%	2,236	1,824	22.6%

Vertical rigs (U.S.)	592	517	14.5%	557	491	13.4%
Horizontal rigs (U.S.)	1,117	888	25.8%	1,047	782	33.9%
Directional rigs (U.S.)	240	221	8.6%	231	225	2.7%

Total drilling type (U.S.)	1,949	1,626	19.9%	1,835	1,498	22.5%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
Oil vs. Natural Gas Drilling Rigs
Oil	1,361	856	59.0%	1,206	731	65.0%
Natural Gas	1,045	1,129	-7.4%	1,030	1,093	-5.8%

Total North America	2,406	1,985	21.2%	2,236	1,824	22.6%

Average Commodity Prices
West Texas Intermediate Crude Prices ($ / barrel)	$89.86	$76.05	18.2%	$95.21	$77.49	22.9%
Natural Gas Prices ($/Mcf)	$4.10	$4.12	-0.5%	$4.09	$4.33	-5.5%

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: West Texas Intermediate Crude and Natural Gas Prices, Department of Energy, Energy Information Administration (www.eia.doe.gov)

Customers’ exploration and production budgets, in many instances, depend upon the revenue generated from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas prices.

Crude oil prices were relatively stable for most of 2010. Beginning with the latter part of 2010 and through the first six months of 2011, oil prices rose dramatically. During the third quarter of 2011 however, oil prices were increasingly volatile due to ongoing concerns regarding global economic recovery. The Company believes that oil prices continue to face upward price pressure due to supply uncertainty and downward price pressure due to lowered expectations of economic growth. In addition, the U.S. Energy Information Administration (the “EIA”) noted downside demand risk attributable to concerns about fiscal sustainability, financial turbulence and the rate of global economic recovery due to contagion effects of the debt crisis in the European Union. In spite of these concerns, the EIA predicts that world crude oil and liquid fuels consumption will continue to grow from the record-high level of 87.1 million barrels per day (“bbl/d”) realized in 2010 to 88.4 million bbl/d in 2011 and 89.8 million bbl/d in 2012.

Natural gas drilling activity continues to be curtailed and natural gas working inventories ended September 2011 at 3.4 trillion cubic feet (“Tcf”), approximately 2.6%, or 91 billion cubic feet (Bcf), below the end of September 2010 levels. The EIA, however, predicts that higher prices for natural gas, propane and heating oil and a slightly milder domestic winter will facilitate lower consumption and result in working natural gas inventories approaching 2010’s high levels by the end of the 2011 injection season. The EIA also predicts the rate of growth in domestic natural gas production will slow in 2012.

Despite this and the heightened geopolitical uncertainties, the Company believes that, over the long-term, any major macroeconomic disruptions will ultimately correct themselves as the underlying trends of significant demand growth within developing countries, smaller and more complex reservoir activity, high depletion rates, and the need for continual reserve replacement supports the Company’s on-going strategic expansion initiatives with complex nano-fluid micro-emulsifier chemistries and with increased domestic and international market penetration. The shift in the latter part of 2010 from natural gas to oil and liquids-rich shale basins has resulted in increased product and service demands as well as increased complex nano-fluid chemistry and other technological reliance designed to promote efficiency within complex reservoirs. This trend has continued throughout 2011, with horizontal oil-directed drilling activity being the fastest growing segment of the market.

While total worldwide rig count increased 17.3% from September 30, 2010 to September 30, 2011, horizontal-directed rig activity, which is representative of over 57.0% of total North American rigs, is approximately 74.6% higher than peak levels attained in 2008. These trends have led to increased demand and improved pricing for the majority of the Company’s products and services. Increased economic activity, particularly in the emerging Middle Eastern and Asian markets, combined with market predictions of continued economic growth within North American markets, remains supportive of a continued increase in demand for oil and stable natural gas. Spending by oil and natural gas exploration and production (“E&P”) companies is heavily influenced by expectations of future supply and forecast demand for oil and natural gas products, as well as forecast costs to find, develop and produce reserves. Changes in oil and natural gas exploration and production spending resulted in record demand for the Company’s products and services for the quarter and year to date periods ended September 30, 2011 as compared to the same periods in 2010.

Despite the shift from natural gas to liquids rich drilling, spending on natural gas-directed projects is supported by (1) hedges on prior period production transacted when futures prices were higher, (2) the need to drill and produce natural gas wells to hold leases acquired in earlier periods, (3) the influx of equity from companies interested in penetration and development of shale resource plays, and (4) associated production of natural gas liquids in certain basins. Further, E&P companies have improved discovery and production techniques to the point that despite current relatively depressed natural gas prices, drilling for natural gas continues to be economically viable for our customers.

The Company anticipates current economic conditions will continue through 2011 despite the market and economic uncertainties noted above. The Company believes if further unfavorable economic conditions occur, the Company could see additional drilling activity uncertainty. Going forward the Company believes current activity will ensure margin sustainability, yet remains cognizant of growing cost pressures which could mitigate margin improvements throughout the remainder of 2011.

As the outlook for E&P companies improves with favorable expectations of liquid-rich natural gas and crude oil prices, the Company remains optimistic that our customer’s capital budgets for drilling and completion activities will continue to hold and possibly strengthen.

The Company expects that North American gas market activity will remain relatively stable in unconventional plays such as the Barnett, Marcellus and other basins that utilize the Company’s products and services. Additionally, growing recognition of the beneficial use and corresponding increase in demand for the Company’s patented, environmentally friendly (“green”) complex nano-fluid micro-emulsifiers is expected to continue. Product demand, which is closely aligned to rig count activity, continues to trend favorably. The Company intends to continue to pursue strategic international initiatives and opportunities through the remainder of 2011 and beyond.

The Company anticipates drilling and completion activity in the last quarter of 2011 will increase or remain comparable to levels realized in the first three quarters of 2011. North American and international market conditions are forecast to improve slightly and pricing is expected to increase or, at a minimum, remain competitive throughout the remainder of 2011; however, once again, growing cost pressures could moderate anticipated margin improvements.

The Company’s commitment to research and development (“R&D”) efforts within the chemicals business has ensured the Company’s ability to remain responsive to increased demand and growth in unconventional liquid rich and oil sand formation plays. As a result of success in unconventional areas such as the Marcellus Shale, Niobrara and Eagle Ford, the Company expects to continue to experience increased demand and growth, particularly with complex nano-fluid products. Further, the drilling business has adapted several designs in the Company’s motor line of business in order to operate more successfully in areas such as Haynesville, Barnett and Bakken. Improvements in operational efficiencies have allowed the Company’s artificial lift business to increase in market share, even as depressed natural gas prices have negatively impacted coal bed methane drilling activity.

Capital expenditures were $2.3 million and $6.0 million for the quarter and year to date periods ended September 30, 2011 as compared to $0.9 million and $3.1 million for the same periods in 2010. Capital expenditures increased by $2.9 million during the first nine months of 2011 as compared to the first nine months of 2010 in response to increased product and service demands. Management has forecast additional capital expenditures of $6.6 million for the remainder of 2011; however, forecast expenditures could fluctuate dependent upon actual market demand and realized results of operations. The Company actively manages capital expenditures in order to be responsive to the market, take advantage of strategic opportunities and expand international presence.

The Company’s business is comprised of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. The Chemicals and Drilling segments focus on serving the drilling-related needs of oil and gas companies, while both the Chemicals and Artificial Lift segments focus on serving the production related needs of oil and gas companies. The Company believes product offerings and current geographic presence within each segment’s market provides appropriately diverse sources of cash flow. While each segment has unique technological expertise, all segments share a commitment to provide customers with quality services and products at competitive prices.

•

Chemicals is comprised of two business divisions: Specialty Chemicals and Logistics. Specialty Chemicals designs, develops, manufactures, packages and markets specialty chemicals used in oil and gas well cementing, stimulation, acidizing, drilling and production. Logistics manages automated bulk material handling, loading facilities and blending capabilities for oilfield services companies.

•	Drilling rents, inspects, manufactures and markets down-hole drilling equipment for energy, mining, water well and industrial drilling sectors.

•

Artificial Lift assembles and markets artificial lift equipment, including the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane and oil production.

Results of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$75,058	$39,982	$183,881	$99,526
Cost of revenue	44,341	23,915	109,775	64,097

Gross margin	30,717	16,067	74,106	35,429
Selling, general and administrative costs	13,096	8,539	36,166	31,947
Depreciation and amortization	993	1,230	3,029	3,604
Research and development costs	523	294	1,616	1,021

Income (loss) from operations	16,105	6,004	33,295	(1,143)
Loss on extinguishment of debt	—	—	(3,225)	(995)
Interest and other expense, net	(3,264)	(5,303)	(12,590)	(14,414)
Other financing costs	—	—	—	(816)
Change in fair value of warrant liability	7,802	(1,106)	18,609	(2,422)

Income (loss) before income taxes	20,643	(405)	36,089	(19,790)
(Provision) benefit for income taxes	(2,726)	(758)	(5,672)	2,952

Net income (loss)	$17,917	$(1,163)	$30,417	$(16,838)

Consolidated Comparison of the Three and Nine Months Ended September 30, 2011 and September 30, 2010

Revenue for the third quarter of 2011 increased $35.1 million, or 87.7%, as compared to the third quarter of 2010, while revenue for the nine months ended September 30, 2011 increased $84.4 million, or 84.8%, as compared to the first nine months of 2010. The increase in comparative quarter and year to date revenue realized across Company segments was attributable to positive trending in both domestic and international sales volumes, oil prices, gold and copper mineral prices, new and existing product demand, drilling activity and new product sales as well as geographic market expansion and increased customer base. Continued commitment to international growth and strategic initiatives directed at adapting and developing customer responsive products to meet the changing demands in existing and targeted markets had a favorable impact on revenue as well.

The consolidated gross margin for the third quarter increased by $14.7 million, or 91.2% as compared to the third quarter of 2010, and as a percentage of revenue increased to 40.9% from 40.2% period over period. The 2011 year to date consolidated gross margin increased by $38.7 million, or 109.2%, from $35.4 million in 2010 and as a percentage of revenue increased by 4.7% to 40.3% from 35.6% period over period. Consolidated gross margin is calculated as consolidated revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

The favorable consolidated gross margin variances, for the quarter and year to date periods ended September 30, 2011 as compared to prior year periods, is the result of quarterly and year to date growth in operating results across all segments. Chemicals contributed an incremental $9.2 million and $19.3 million, respectively, to the quarter and year to date variances, with increased sales volume, customer base expansion, high pumping fleet utilizations and increased rig counts being the primary contributing factors as evidenced by the $25.4 million, or 139.7%, and $54.4 million, or 119.9%, increase in revenue, respectively, quarter and year to date period over period. Drilling contributed an incremental $4.7 million and $18.7 million, respectively, to the favorable quarter and year to date period over period variances with a proportionately higher increase in revenue as a result of enacted price increases combined with product mix shift from lower to higher margin products and continued cost containment. Artificial Lift contributed an incremental $0.7 million and $0.6 million, respectively, to the quarter and year to date period over period variances primarily due to increased margins realized on new international sales activity.

Selling, general and administrative expenses, (“SG&A”) are not directly attributable to products sold or services rendered. SG&A expense for the third quarter of 2011 increased $4.6 million as compared to the third quarter of 2010 primarily driven by increased headcount, contract labor and facilities expense required to support increased operating activity across all segments. In total, recurring salary and benefits, contract labor and incentive/stock based compensation increased $3.7 million during the third quarter of 2011 as compared to 2010. Further facilities’ costs increased $0.3 million as a result of increased insurance premiums in 2011 versus 2010, while automotive and equipment costs increased $0.2 million due to increased activities at customer sites.

Year to date SG&A expenses increased by $4.2 million, or 13.2%, in 2011 as compared to 2010 in support of incremental revenue growth of $84.4 million. Of note is the period over period change in the composition of the underlying SG&A expense components. A $3.8 million increase in recurring salary, benefit and incentive/stock based compensation during the first nine months of 2011 was offset by a $0.6 million reduction in period over period professional fees. The remaining delta is attributable to increased facilities’ costs period over period.

Depreciation and amortization expense decreased $0.2 million, or (19.3%), and $0.6 million, or (16.0%), for the third quarter and year to date periods of 2011, respectively, relative to the same periods of 2010 due to the impairment of fixed assets and other indirect equipment and intangible assets recognized in December 2010 with no comparable activity in 2011.

R&D expense of $0.5 million was recognized during the third quarter of 2011, an increase of 77.9%, as compared to $0.3 million for the third quarter of 2010, while year to date R&D expense increased $0.6 million, or 58.3%, to $1.6 million from $1.0 million in the first nine months of 2010. The increase in R&D expense is primarily attributable to on-going strategic initiatives within Chemicals.

There was no loss on the extinguishment of debt for the third quarter of 2011 or 2010. Year to date the loss on extinguishment of debt increased $2.2 million to $3.2 million compared to the loss of extinguishment of debt in the first nine months of 2010 of $1.0 million. The increase was attributable to the write-off of $2.1 million of unamortized deferred financing charges and debt discount related to the $33.6 million repayment of the Company’s outstanding term loan, ($32.6 million in cash and $1.0 million in shares) in June 2011, combined with a loss of $1.1 million recognized on an exchange of $4.5 million of convertible debt for common shares. Loss on extinguishment of debt of $1.0 million was recognized in the first quarter of 2010 due to the write off of deferred financing costs associated with the retirement of the then existing Wells Fargo Credit Facility.

Interest expense totaled $3.3 million for the third quarter ended September 30, 2011, a decrease of $2.1 million, or (38.9%), as compared to the same period of 2010 due to the settlement of the Company’s outstanding Term Loan in June 2011 in conjunction with convertible debt to equity conversion write-offs of a proportionate amount of unamortized total convertible debt associated issuance costs and debt discount. Issuance costs associated with the debt extinguished were captured as a loss on extinguishment of debt.

Interest expense totaled $12.6 million for the year to date period ended September 30, 2011, a decrease of $1.9 million or (13.2%), as compared to the same period of 2010. The decrease is primarily due to the aforementioned settlement of the Company’s outstanding Term Loan and proportionate write-off/reclass of associated unamortized issuance costs and debt discount due to the same.

As of September 30, 2011, the fair value of the warrant liability decreased by $7.8 million, or 50.7%, to $7.6 million from $15.4 million at June 30, 2011. The primary cause of the decrease was a change in the average fair value per warrant of $3.78 to $3.66 from $7.44 for the period ended June 30, 2011, due to a decline in the Company’s price per common share period over period. As of September 30 2011, the fair value of the warrant liability decreased by $18.6 million, or 71.0%, to $7.6 million from $26.2 million at December 31, 2010. The primary cause of the decrease was the exercise of 2.8 million Contingent Warrants and 1.0 million Exercisable Warrants during the nine months ended September 30, 2011 compounded by a fluctuation in the average fair value per warrant of $0.81 to $3.66 from $4.47 for the period ended December 31, 2010, due a decline in the Company’s price per common share period over period. All warrant liability fair value fluctuations are recognized in the statement of operations as noncash income or expense. The remaining warrant liability will never be cash settled; rather future fluctuations in value will continue to be recognized as noncash income or expense in the statement of operations. The warrant liability will be considered settled and removed from the balance sheet upon exercise or forfeiture of all remaining outstanding warrants.

For the nine months ended September 30, 2011, other financing costs decreased $0.8 million due to the write-off of $0.8 million of unamortized debt issuance costs during the nine months ended September 30, 2010 related to the settlement of the Company’s then existing Wells Fargo senior credit facility in March 2010. No comparable costs were incurred for the nine months ended September 30, 2011.

The effective income tax rates for the third quarter of 2011 and 2010 were 13.2% and (187.2%), respectively, while the September 30, 2011 and 2010 year to date effective income tax rates were 15.7% and (14.9%), respectively. Fluctuations in effective tax rates are impacted by non-cash fluctuations in the fair value of the Company’s warrant liability and by the deferred tax asset valuation allowances.

At September 30, 2011 and December 31, 2010, the Company had income tax receivable of $3.4 million related to the carryback of the Company’s 2010 net operating loss. At September 30, 2011, the income tax receivable was offset by $4.6 million of income tax payable related to estimated taxes payable on current year taxable income.

Consolidated Quarterly Financial Data (Unaudited)

	Three Months Ended March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011	2011	2011
(in thousands, except per share data)
Revenue	$52,905	$55,918	$75,058	$183,881
Gross margin	21,145	22,244	30,717	74,106
Net income	10,374	2,126	17,917	30,417
Earnings per share:
Basic	$0.15	$0.05	$0.38	$0.59
Diluted	0.13	0.04	0.35	0.55

Results of Operations by Reportable Segment

Chemicals (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$43,639	$18,203	$99,707	$45,332
Gross margin	$17,393	$8,160	$39,705	$20,375
Gross margin %	39.9%	44.8%	39.8%	44.9%
Income from operations	$13,795	$5,956	$30,586	$13,636
Income from operations %	31.6%	32.7%	30.7%	30.1%

Chemicals Comparison of the Three and Nine Months Ended September 30, 2011 and September 30, 2010

Chemicals’ revenue for the third quarter and year to date periods ended September 30, 2011, increased $25.4 million, or 139.7%, and $54.4 million, or 119.9%, respectively, over comparable 2010 periods. Increased oil-directed and liquid-rich natural gas drilling activity was driven by period over period favorable fluctuations in global oil prices and stable pricing on liquid-rich natural gas. Strategic adaptation of Chemicals’ natural gas effective complex nano-fluid micro-emulsifiers to oil effective complex nano-fluid micro-emulsifiers in conjunction with increased customer demand and industry growth, particularly within the Bakken and Niobrara plays, contributed to the period over period increase in revenue. The Company’s increased sales and cross-marketing efforts have resulted in increased industry recognition of the proven production efficiencies and environmental benefits derived from Chemicals’ new and existing products and resulted in increased product demand for microemulsion products from both new and existing customers, in both domestic and international markets. These efforts have also introduced both new and existing customers to a broader range of products within the Company’s portfolio.

Chemicals’ Logistics division, MTI, realized increased revenue of 189.1% and 75.2%, respectively, in the third quarter and year to date periods of 2011 versus comparable periods in 2010 due to on-going project completions and incremental new construction activity.

Chemicals’ gross margin increased $9.2 million, or 113.1%, during the third quarter of 2011; yet declined 4.9% as a percentage of revenue as compared to the third quarter of 2010. Year to date, the 2011 gross margin increased $19.3 million, or 94.9%; yet declined 5.1% as a percentage of revenue over the comparable 2010 year to date period. The increase in gross margins is primarily attributable to price increases enacted during June 2011. The decline in gross margins as a percentage of revenue is attributable to increased raw material costs, transportation expense and international facility fees. Further, newly developed products tailored to customer specific requirements are currently realizing slightly lower margins. Although new customer tailored product gross margins as a percentage of revenue are slightly less robust than traditional product margins, the favorable increase in product sales volume and product demand remain contributory to the Company’s bottom line. Chemicals diligently manages operational costs to capture strategic cost efficiencies where able, as evidenced by the 1.6% and 2.3% decrease in direct operating costs as a percentage of revenue realized in the third quarter and year to date periods, respectively, of 2011 versus comparable periods of 2010.

Income from operations increased $7.8 million, or 131.6%, during the third quarter of 2011 and increased $17.0 million, or 124.3%, year to date over comparable periods in 2010 due to increased product sales and service revenue resultant from increased sales volumes, aforementioned price increases and industry activity. R&D activity increased $0.1 million and $0.6 million during the third quarter and year to date periods ended September 30, 2011 due to new product development and preservation of intellectual property rights.

Drilling (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$26,963	$17,185	$74,068	$44,957
Gross margin	$11,091	$6,381	$30,844	$12,114
Gross margin %	41.1%	37.1%	41.6%	26.9%
Income (loss) from operation	$5,585	$2,340	$16,187	$(1,061)
Income (loss) from operations %	20.7%	13.6%	21.9%	(2.4)%

Drilling Comparison of the Three and Nine Months Ended September 30, 2011 and September 30, 2010

Drilling revenue for the third quarter and year to date periods ended September 30, 2011, increased $9.8 million, or 56.9%, and $29.1 million, or 64.8%, respectively, relative to comparable 2010 periods.

The outstanding 2011 activity was the combined result of a number of factors, including but not limited to:

•	Increased horizontal/vertical rig count/market activity in 2011 as compared to 2010.

•	Increased market share in existing and recently penetrated markets.

•	Increased product and rental prices realized in 2011 that were enacted in the latter part of 2010, including:

•	Increased motor rental prices of approximately 30%-40% enacted in June 2010;

•	Increased Teledrift rental prices of approximately 10% enacted in May 2010 and an average 5%-8% enacted in November 2010; and

•	Increased Galleon product and service prices, as necessary, to maintain material margins of 50% or greater.

•	Increased product sales resulting from collaborative cross selling marketing efforts across all reporting segments.

•	Increased domestic and international customer base.

•	Increased international mining activity driven by increased gold and copper prices.

Drilling revenue for the third quarter of 2011 increased $9.8 million, or 56.9%, due to increased rental revenue of $5.1 million, product revenue of $3.7 million and service revenue of $1.0 million as compared to the third quarter of 2010. Drilling revenue for the first nine months of 2011 increased $29.1 million, or 64.8%, due to increased rental revenue of $16.8 million, product revenue of $9.7 million and service revenue of $2.6 million as compared to the first nine months of 2010.

•	Rental revenue:

Third Quarter 2011 versus Third Quarter 2010: Increased rig count/market demand, increased market share, competitive pricing relief and customer product mix demand shift were the primary drivers of the favorable period over period rental revenue variance. The aforementioned motor price increase enacted combined with increased market demand for down-hole motors, shock tools and drilling jars, stabilizers and other rental tools resulted in increased period over period revenue of $1.9 million, $0.5 million, $0.6 million and $0.4 million, respectively. The Teledrift division’s aforementioned price increases enacted in conjunction with customer shift in demand from historically lower priced Teledrift tools to higher priced ProDrift and ProShot tools combined with the success of strategic cross segment selling marketing efforts contributed $1.7 million to the incremental period over period increase, most notably within the Permian Basin and Argentina.

2011 Year to Date versus 2010 Year to Date Variance: The primary drivers of the favorable period over period year to date rental revenue variance were increased rig count/market demand, incremental lost-in-hole revenue, competitive pricing relief, increased market share and customer product mix demand shift. The aforementioned motor price increase combined with increased market demand for down-hole motors, shock tools and drilling jars, stabilizers and other rental tools resulted in increased period over period revenue of $7.4 million, $1.7 million, $1.3 million and $0.1 million, respectively. Further, incremental period over period lost-in-hole revenue contributed approximately $0.5 million to the favorable variance. The Teledrift division’s aforementioned price increases enacted in conjunction with customer shift in demand from historically lower priced Teledrift tools to higher priced ProDrift and ProShot tools combined with the success of strategic cross-marketing efforts contributed $4.9 million domestically, particularly within the Permian Basin, to the incremental period over period increase. The Teledrift division also recognized incremental growth in international rental revenue of $1.1 million period over period, most notably within Argentina and Canada. Teledrift’s tool rentals totaled 2,883 for the nine months ended

September 30, 2011 as compared to 2,141 for the nine months ended September 30, 2010. Average rental revenue per rig has increased $8.4 thousand, or 44.9%, to $27.1 thousand in the third quarter of 2011 as compared to $18.7 thousand in the third quarter of 2010.

•

Product revenue: Incremental 2011 third quarter and year to date motor and product sales revenue over comparable periods of 2010 totaled $1.1 million and $1.7 million, and $5.0 million and $1.8 million, respectively, resultant from increased rig count/market demand and strategic cross segment selling marketing efforts. Incremental equipment and raised drill pipe sales of $0.9 million and $2.9 million were realized for the 2011 quarter and year to date periods, respectively, due to domestic and international mining.

•

Service revenue: Incremental service revenue was attributable to increased service man days to install and service tools at rig sites combined with increased transportation and freight out charges to customers directly correlated to increased rental activity for both the 2011 third quarter and year to date periods as compared to similar periods of 2010.

Drilling gross margins for the quarter and year to date periods ended September 30, 2011 increased $4.7 million, or 73.8%, and $18.7 million, or 154.6%, respectively, relative to the same periods of 2010 due to realized product and rental price increases, a product mix shift from lower to higher margin products; as well as, the Company’s continued commitment to, and oversight of, cost containment efforts. Gross margins as a percentage of revenue increased 4.0%, to 41.1%, and 14.7%, to 41.6%, respectively, over the same third quarter and year to date periods of 2010. Increased margins were a direct result of price increases enacted during 2010 and Flotek’s continued efforts to market motors with superior margins within targeted market growth areas.

While Drilling revenue for the third quarter and year to date of 2011 increased 56.9% and 64.8%, respectively compared to the third quarter and year to date of 2010, associated total costs of revenue decreased as a percentage of revenue by 4.0% and 14.7%, respectively, due to management’s continued cost containment efforts and realized operational efficiencies.

Income from operations for the quarter and year to date periods ended September 30, 2011, improved $3.2 million, or 138.7%, and $17.2 million, or 162.6%, relative to the same 2010 periods. Improved performance is due to increased domestic and international market demand, realized product and rental price increases, strategic marketing efforts and cost containment measures.

Artificial Lift (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$4,456	$4,594	$10,106	$9,237
Gross margin	$2,233	$1,526	$3,557	$2,940
Gross margin %	50.1%	33.2%	35.2%	31.8%
Income (loss) from operations	$1,811	$1,161	$2,205	$1,795
Income (loss) from operations %	40.6%	25.3%	21.8%	19.4%

Artificial Lift Comparison of the Three and Nine Months Ended September 30, 2011 and September 30, 2010

Artificial Lift revenue for the third quarter of 2011 remained comparable to the third quarter of 2010, with a marginal decrease of $0.1 million or (3.0%). The slight fall off in revenue was attributable to a reduction in the volume of units sold as a result of a slowdown in customer installation activity driven by lower than expected natural gas prices during 2011. The reduced installation activity was offset by $1.1 million of international product sales. The Company anticipates international product sales activity will continue to be significant for the remainder of the year and through the second quarter of 2012.

Revenue for the year to date period ended September 30, 2011, totaled $10.1 million, an increase of $0.9 million, or 9.4%, compared to $9.2 million for the same period of 2010. The increase is primarily due to international product sales activity partially offset by decreased unit sales driven by a decline in installation activity due to continued natural gas price depression.

The gross margins for the third quarter and year to date periods ended September 30, 2011 increased by $0.7 million, or 46.3%, and $0.6 million, or 21.0%, respectively, relative to comparable periods of 2010. The favorable gross margin variances were attributable to greater than average margins realized on international product sales which were partially offset by increased replacement inventory costs and the inability to pass incremental price increases on to certain customers due to industry pricing constraints. As a result key customers shifted activity and expenditures to higher return oil rich basins.

Income from operations for the third quarter and year to date periods ended September 30, 2011 increased $0.7 million, or 56.0% and $0.4 million, or 22.8%, respectively over comparable periods of 2010. The favorable variances are primarily attributable to the aforementioned international product sales activity, partially offset by decreased unit sales and installation activity due to continued natural gas price depression and increased replacement inventory costs.

Market Conditions for the Three Months Ended September 30 and June 30, 2011:

	Three Months Ended
	September 30, 2011	June 30, 2011	% Change
Average Active Drilling Rigs
United States	1,949	1,835	6.2%
Canada	457	184	148.4%

Total North America	2,406	2,019	19.2%

Vertical rigs (U.S.)	592	564	5.0%
Horizontal rigs (U.S.)	1,117	1,043	7.1%
Directional rigs (U.S.)	240	228	5.3%

Total drilling type (U.S.)	1,949	1,835	6.2%

	Three Months Ended
	September 30, 2011	June 30, 2011	% Change
Oil vs. Natural Gas Drilling Rigs
Oil	1,361	1,058	28.6%
Natural Gas	1,045	961	8.7%

Total North America	2,406	2,019	19.2%

Average Commodity Prices
West Texas Intermediate Crude Prices ($ / barrel)	$89.86	$102.23	-12.1%

Natural Gas Prices ($/M mcf)	$4.10	$4.45	-7.9%

Consolidated Results of Operations (in thousands):

	Three Months Ended
	September 30, 2011	June 30, 2011
Revenue	$75,058	$55,918
Cost of revenue	44,341	33,674

Gross margin	30,717	22,244
Selling, general and administrative costs	13,096	12,729
Depreciation and amortization	993	1,015
Research and development costs	523	594

Income from operations	16,105	7,906
Loss on extinguishment of debt	—	(3,225)
Interest and other expense, net	(3,264)	(4,486)
Change in fair value of warrant liability	7,802	3,253

Income before income taxes	20,643	3,448
Provision for income taxes	(2,726)	(1,322)

Net income	$17,917	$2,126

Consolidated Comparison of the Three Months Ended September 30, 2011 and the Three Months Ended June 30, 2011

Revenue for the three months ended September 30, 2011 increased $19.1 million, or 34.2%, compared to the three months ended June 30, 2011, due to increased revenue within each of the Company’s operating segments: Chemicals ( $14.5 million or 49.7%), Drilling ($2.5 million or 10.2%) and Artificial Lift ($2.1 million or 92.7%). The quarter over quarter increase in revenue is due to increased domestic and international product sales and rental activity volumes, favorable global oil prices, increased product and market demand, increased horizontal and vertical drilling activity, domestic market expansion and strategic growth in international markets.

The consolidated gross margin dollars increased by $8.5 million, or 38.1%, for the third quarter as compared to the second quarter of 2011 and as a percentage of revenue increased by 1.1% to 40.9% from the third quarter of 2011 as compared to 39.8% for the second quarter of 2011. The third quarter 2011 gross margin dollars increased directly with the 34.2% quarter over quarter increase in revenue. Additional gross margin efficiencies were realized from increased rental, product and service demand and pricing that outpaced cost pressures from rising raw material, inventory and freight costs. Chemicals, Drilling and Artificial Lift operating segments contributed $6.4 million, $0.3 million and $1.8 million, respectively, to the favorable consolidated gross margin variance. The consolidated gross margin is calculated as consolidated revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue. Operating margin efficiencies are attributable to price increases and active management oversight and continued commitment to cost containment.

Selling, general and administrative expenses, (“SG&A”) are not directly attributable to products sold or services rendered. SG&A expense for the three months ended September 30, 2011 increased $0.4 million, or 2.9%, as compared to the three months ended June 30, 2011. The quarter over quarter variance was not significant as costs remained comparable across both periods.

Depreciation and amortization expense of $1.0 million remained comparable quarter over quarter.

R&D costs remained comparable quarter over quarter as costs decreased by $0.1 million, or (12.0%), from $0.6 million for the three months ended September 30, 2010, as compared to $0.5 million for the three months ended September 30, 2011.

During the second quarter of 2011, a $3.2 million loss on extinguishment of debt was realized comprised of a $1.8 million write off of unamortized deferred financing costs upon repayment of the Company’s then outstanding term loan in June 2011, acceleration and recognition of $0.3 million of proportionate unamortized discount related to debt to equity exchange for Company common stock and $1.1 million of loss on the underlying debt to equity exchange. There were no comparable costs in the three months ended September 30, 2011.

Interest expense was $3.3 million for the three months ended September 30, 2011, a decrease of $1.2 million, or 27.2%, as compared to $4.5 million for the three months ended June 30, 2011. The decrease was primarily due to a reduction in the outstanding principal balance, upon which the expense is based, as a result of principal payments made to pay off the Term Loan and a $4.5 million principal reduction of the 2008 Notes paid in common stock, as well as a proportionate decrease of related unamortized issuance costs due to acceleration of related amortization as a result of the repayments. Interest expense decreased by $1.1 million , while amortization of issuance costs decreased by $0.1 million.

As noted above, as of September 30, 2011, the fair value of the warrant liability was determined to have decreased by $7.8 million, or (50.7%), to $7.6 million from $15.4 million at June 30, 2011. The primary cause of the decrease in the warrant liability was the change in the average fair value per warrant of $3.78 to $3.66 at September 30, 2011 from $7.44 at June 30, 2011 due primarily to a decline in the Company’s common share price quarter over quarter.

The Company recorded an income tax provision of $2.7 million for the quarter ended September 30, 2011, reflecting an effective tax rate of 13.2%, compared to $1.3 million recognized for the quarter ended June 30, 2011, reflecting an effective tax rate of 38.3%. Fluctuations in the effective tax rate are primarily attributable to non-cash fair value fluctuations of the warrant liability and fluctuations in the valuation allowance applied against the deferred tax asset of one of the Company’s filing jurisdictions.

Capital Resources and Liquidity

Overview

Ongoing capital requirements result from the Company’s need to service debt, acquire and maintain equipment and fund working capital requirements. During the first nine months of 2011, the Company funded capital requirements with operating cash flows, issuance of common shares and proceeds received from the exercise of warrants.

Increased oil and, relatively stable natural gas prices and increased well completions and overall drilling rig activity during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 had a positive impact upon the Company’s financial performance and liquidity. Positive year over year trending is evidenced by an average price of West Texas Intermediate (“WTI”) Crude of $89.86/ barrel and $95.21 /barrel for the three and nine months ended September 30, 2011, compared to $76.05/barrel and $77.49/barrel for the three and nine months ended September 30, 2010, respectively. Additionally positive quarter over quarter trending throughout the second quarter of 2011 was evidenced by a WTI crude average price of $102.23/barrel for the three months ended June 30, 2011, $93.54/barrel for the three months ended March 31, 2011 and $85.10/barrel for the three months ended December 31, 2010. During the third quarter of 2011, however, the European debt crisis and persistently weak U.S. job market combined with the release of strategic government-held emergency oil reserves into the world market and uncertainty over oil supply disruptions in the Middle East has weakened oil prices as compared to the first half of the year. Despite sluggish growth prospects in Western economies, the Company anticipates that global oil consumption will increase and remains positive on the long-term outlook for oil given the constrained supply.

The average three and nine month price of natural gas/million cubic feet of natural gas (“Mcf”) was $4.10/Mcf and $4.09/Mcf , respectively for the periods ended September 30, 2011 compared to $4.12/Mcf and $4.33/Mcf, respectively for the three and nine months ended September 30, 2010. Quarter over quarter, natural gas prices were $4.45/Mcf for the three months ended June 30, 2011, $4.04/Mcf for the three months ended March 31, 2011 and $3.66/Mcf for the three months ended December 31, 2010. In the October 12, 2011 report, the EIA projects natural gas production will rise by 6.7% in 2011 and by 2.1% in 2012, while total natural gas consumption is anticipated to grow by only 1.9% in 2011 and by 0.7% in 2012. In light of these supply/demand dynamics of projected lower production growth and almost flat consumption, the Company believes there could be a strengthening of natural gas prices in 2012.

The Company’s strategic business development initiatives, expanded customer base, strategic pricing increases, new product development, and increased market share, period over period, resulted in improved operating results for the three and nine months ended September 30, 2011 when compared to the three and six months ended September 30, 2010.

Cash and cash equivalents totaled $25.5 million at September 30, 2011. During the nine months ended September 30, 2011, the Company generated $30.4 million of net income and received proceeds of $4.6 million from the exercise of warrants, and $29.4 million from the private placement of 3.6 million common shares. The proceeds from the private placement in combination with operating cash inflows were used to repay in full the outstanding $33.6 million of remaining principal due on the Term Loan. The introduction of new product offerings, competitive pricing of products and commitment to increased international presence initiatives, as well as gains in market share, currently support the Company’s operating and capital expenditures with requirements for the remainder of 2011. Capital expenditures to date total $6.0 million. During October 2011 the Company approved an increase of $3.4 million to the existing capital expenditure budget of $8.8 million. As of September 30, 2011, $6.2 million of the increased capital expenditure budget remains uncommitted.

During the third quarter of 2011, the Company entered into a Revolving Credit and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (the “Lender”). The Credit Facility may be used for future working capital requirements, permitted acquisitions, capital expenditures and other corporate purposes. Under the terms of the Credit Facility, the Company may borrow up to $35.0 million at a variable interest rate until December 15, 2012, with an option, at the sole discretion of the Lender, to extend the term of the facility until September 22, 2014, provided that the Company’s senior convertible notes are refinanced or restructured on terms satisfactory to the Lender. The Credit Facility also includes a $5.0 million aggregate sublimit for letters of credit. As of September 30, 2011, no amounts have been borrowed against the Credit Facility, nor have any letters of credit been issued under the Credit Facility sublimit. Additionally, the Company continues to explore alternative financing arrangements in order to secure the most favorable debt and equity financing terms available.

During the first nine months of 2011 improved oil and liquid-rich natural gas prices as compared to 2010 prices, related drilling activity and success in implementation of strategic initiatives continued to improve the demand for the Company’s products and services. Domestic and international economic uncertainty, particularly within the energy industry, continues to make forecasting a challenge. Contributing to the energy industry’s uncertainty is the potential impact of political unrest in key Middle Eastern and North African energy producing countries overlaid with worldwide financial uncertainty, notably, the current European financial crisis. The 2011 U.S. average annual drilling rig count increased 22.6% to 1,835 rigs for the nine months ended September 30, 2011 from 1,498 rigs for the comparable 2010 year to date period and increased 19.9%, or 1,949 rigs, for the three months ended September 30, 2011 from 1,626 rigs for the comparable 2010 three months ended period. The Company has experienced encouraging revenue growth and sustained a consolidated percentage gross margin of approximately 40.3% for the nine months ended September 30, 2011 compared to gross margins of 36.0% and 35.6% for the twelve months ended December 31, 2010 and for the nine months ended September 30, 2010, respectively.

The Company’s 2011 Plan of Operations (the “2011 Plan”) anticipates sustained improvement in industry economic conditions and includes the following objectives:

•

Establish a traditional commercial banking relationship to provide increased capacity and flexibility to respond to increased 2011 demand forecast. A commercial relationship with PNC bank was established in October 2011.

•

Explore funding alternatives with financial advisors as the availability of additional equity funding should increase as the global economy continues to improve and as the oil and gas industry growth continues.

•

Maintain active management oversight of capital expenditures. The capital expenditure budget for 2011 was increased by $3.4 million in October 2011 to a total 2011 budget of approximately $12.2 million, an increase of $6.1 million from the $6.1 million in capital expenditures committed in 2010. To date, $6.0 million of the estimated capital budget has been utilized at September 30, 2011.

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

•	Revisit pricing strategies and adjust prices to attain the most favorable market position that conditions and industry environment will allow.

•

Manage asset utilization to enhance and increase the synergy of operations and sales across all reporting units and product lines in order to be prepared and responsive with available resources to meet increasing market demand of products and services.

•

Continue to emphasize technological advancements and differentiation across all business segments. Technological innovations are important to the Company’s continued success. Remain committed to current R&D activities supporting Chemicals’ complex nano-fluid micro-emulsifier technologies and Drilling’s product design differentiation to remain responsive to customer demands and to market opportunities in the areas where the Company operates.

•

Implement a new Enterprise Resource Planning “ERP” system to actively manage internal controls, reduce current accounting constraints and increase operational performance and responsiveness. Oracle based ERP went live with operational field testing on October 1, 2011.

•	Simplify existing tax structure, while taking advantage of existing NOLs as appropriate.

Cash Flows

Consolidated cash flows by type of activity are noted below (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$8,122	$2,014
Net cash used in investing activities	(2,449)	(491)
Net cash provided by (used in) financing activities	79	(940)
Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	(120)	(9)

Net increase in cash and cash equivalents	$5,632	$574

Operating Activities

During the nine months ended September 30, 2011 and 2010, net cash provided by operating activities totaled $8.1 million and $2.0 million, respectively. Consolidated net income totaled $30.4 million for the nine months ended September 30, 2011, compared with a consolidated net loss of $(16.8) million for the for the nine months ended September 30, 2010. Non-cash reductions to net income of $22.8 million consisted of asset depreciation and amortization expense ($7.5 million), stock compensation expense ($4.8 million), accretion of debt discount ($4.0 million), loss on debt extinguishment ($3.2 million), deferred financing cost amortization ($2.5 million) and an increase in deferred income tax provision ($0.7 million) offset by total non-cash contributions to net income of $21.9 million consisting of a decrease in the fair value of the warrant liability ($18.6 million), gains on the sale of assets ($2.7 million) and recognized incremental tax benefits related to the Company’s share based awards ($0.6 million). Non-cash reductions in the net loss for the nine months ended September 30, 2010, totaled $26.4 million, and were comprised primarily of depreciation and amortization ($10.6 million), stock compensation expense ($4.0 million), accretion of debt discount ($3.7 million), deferred financing cost amortization ($2.9 million), change in the fair value of the warrant liability ($2.4 million ), recognized incremental tax benefits related to the Company’s share based awards ($1.7 million) and loss on extinguishment of debt ($1.0 million) offset by a contributory non-cash item deferred tax benefit ($1.5 million) and gain on the sale of assets ($1.5 million).

During the nine months ended September 30, 2011, changes in working capital of ($23.2 million) include an increase in accounts receivable ($19.1 million), an increase in inventory ($8.5 million), a decrease in income tax receivable, net ($4.2 million), an increase in accounts payable ($2.8 million), a decrease in interest payable ($1.4 million) and an increase in other assets ($1.2 million). During the nine months ended September 30, 2010, changes in working capital ($4.6 million) include an increase in accounts receivable ($10.5 million), reduction in interest payable ($1.9 million) and an increase in other current assets ($0.3 million), offset by a decrease in income tax receivable ($4.4 million), increase in accrued liabilities ($2.3 million) and increase in accounts payable ($1.5 million).

Investing Activities

During the nine months ended September 30, 2011 and 2010, capital expenditures totaled $6.0 million and $3.1 million, respectively. Capital expenditures increased during 2011 as compared to 2010 due to investment in capital infrastructure required to meet increased customer product and service demands, as well as increased drilling and market activity. Cash flows provided by investing activities during the nine months ended September 30, 2011 and 2010 were offset by $3.8 million and $2.6 million, respectively, of proceeds received from the sale of assets. Overall, net cash used in investing activities for nine month periods ended September 30, 2011 and 2010 was $2.4 million and $0.5 million, respectively.

Financing Activities

During the nine months ended September 30, 2011, financing activities overall provided net cash of $0.1 million. During 2011 the Company repaid in full the $32.6 million outstanding Term Loan principal and made $0.5 million of capital lease payments. Additional cash used during the first nine months of 2011 consisted of $1.0 million of commitment fees related to the Term Loan, $0.3 million of Revolving Credit Facility origination fees and $0.2 million of common stock repurchases associated with vesting of equity grants and corresponding tax payments settled in equity. Offsetting cash used were $29.4 million of proceeds from the sale of 3.6 million shares of the Company’s common stock on May 11, 2011, $4.6 million in proceeds from warrant exercises, $0.6 million of increased excess tax benefit related to stock-based compensation and $0.1 million of proceeds from the exercise of stock options. During the nine months ended September 30, 2010, the Company’s financing activities used $0.9 million of net cash. On March 31, 2010, the Company entered into a Term Loan in the principal amount of $40.0 million of which $32.0 million of the net proceeds were used to refinance the Company’s existing senior credit facility and $5.2 million was used in scheduled principal payments. The Company also used proceeds received as payment for associated debt issuance costs of $2.0 million. Further, a $1.7 million reduction in excess tax benefit related to stock-based compensation was also realized and, $0.1 million was incurred in the reacquisition of common stock pursuant to payments made for employee taxes with stock based compensation transactions. Partially offsetting the cash utilized in financing activities were proceeds of $0.1 million from the exercise of warrants.

Off-Balance Sheet Arrangements

As of September 30, 2011, no unconsolidated entity or financial partnership, commonly referred to as “structured finance” or “special purpose entities” (“SPEs”) exists for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

Cash flows from operations are dependent upon a number of factors, including fluctuations in operating results, accounts receivable collections, inventory management, and the timing of payment for goods and services. Correspondingly, the impact of contractual obligations on the Company’s liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

Material contractual obligations consist of repayment of amounts borrowed through convertible notes and long-term debt obligations under capital and operating leases. Contractual obligations, including interest payments on the convertible notes and long-term debt, at September 30, 2011 are as follows (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Convertible senior secured notes	$36,004	$—	$36,004	$—	$—
Convertible senior unsecured notes	70,500	—	70,500	—	—
Interest expense on convertible notes (1)	8,387	5,591	2,796	—	—
Capital lease obligations	1,649	723	926	—	—
Operating lease obligations	3,868	1,509	911	147	1,301

Total	$120,408	$7,823	$111,137	$147	$1,301

Interest at 5.25% with principal repayment on February 15, 2013, the date of the holder’s first put option.

Critical Accounting Policies and Estimates

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the reported amounts in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 Summary of Significant Accounting Policies to the Consolidated Financial Statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used in the preparation of consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and changes in the business environment; however, actual results may materially differ from estimates under alternative conditions. There have been no significant changes in the Company’s critical accounting estimates during the three months ended September 30, 2011.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” to amend certain measurement and disclosure requirements related to fair value measurements. Additional disclosure requirements included quantitative information regarding unobservable inputs used in Level 3 measurements and disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” to provide revised guidance regarding the presentation of other comprehensive income. The guidance requires the components of net income and other comprehensive income be presented within one continuous statement or within two separate, but consecutive statements and eliminates the option to present the components as part of the statement of stockholders’ equity. The guidance does not require any change in the components recognized in net income or other comprehensive income in accordance with current GAAP. The guidance requires retrospective application and is effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. The Company does not expect adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other, Testing Goodwill for Impairment” to simplify and amend how entities test goodwill for impairment. The amendment provides an option to first assess qualitative factors affecting goodwill to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than the reporting unit’s carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test mandated by current accounting guidance. The “more-likely-than-not” threshold is defined as “a likelihood of more than 50 percent”. In accordance with this guidance, an entity is not required to recalculate the fair value of a reporting unit unless the entity determines that it is more likely than not the reporting unit’s fair value is less than its carrying amount. However, if an entity concludes otherwise, then the entity is required, at a minimum, to perform the first step of the two-step impairment testing mandated by existing guidance. In accordance with this pronouncement, an entity may choose to by pass the qualitative assessment option for any reporting unit, in any period, and proceed directly to performance of the first step of the two-step impairment testing. An entity may resume qualitative assessment in any subsequent period. This pronouncement is effective for the fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

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

At September 30, 2011, the Company did not have significant market risk related to changes in interest rates, commodity prices or foreign currency exchange rates.

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

As of the end of the period covered by this report, the Company’s management, inclusive of all principal executive and principal financial officers’ participation, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management concluded that a previously identified material weakness in internal control related to the timely and effective preparation of account reconciliations in connection with the monthly close process, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, still exists and continues to be remediated as of September 30, 2011; accordingly, associated disclosure controls and procedures are still considered ineffective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2011, the Company has continued to implement and execute policies and procedures to ensure the effectiveness the Company’s overall financial control environment.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation

Although subject to ongoing litigation, the Company does not believe any are probable of success or will result in material uninsured losses. The possibility exists, however, that an unexpected judgment could be rendered against the Company in certain cases in which the Company is involved that could be uninsured and/or beyond the amounts currently reserved. In certain circumstances, those losses could be material.

Item 1A.	Risk Factors

There has been no material change in the risk factors described in Part I, Item 1A. – Risk Factors of the Company’s Annual Report. See Part I, Item 1A. – Risk Factors, of the Annual Report for a detailed discussion of the risk factors affecting the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2011, the Company purchased 685 shares of its common stock to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	685	$8.94	—	—
August 1, 2011 to August 31, 2011	—	$—	—	—
September 1, 2011 to September 30, 2011	—	$—	—	—

Total	685	$8.94	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Revolving Credit and Security Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011).

10.2	Guaranty dated September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011).

10.3	Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2011).

10.4	Intellectual Property Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 26, 2011).

10.5	Lien Subordination and Intercreditor Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 26, 2011).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed herewith.
**	Furnished with this Form 10-Q, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
Chairman and President

Date: November 9, 2011

FLOTEK INDUSTRIES, INC.

By:	/S/ JESSE E. NEYMAN
Jesse E. Neymann
Executive Vice President, Finance

Date: November 9, 2011