Form 10-K
period 2011-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2012-03-07
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark:

•      if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing market price on the NYSE Composite Tape on June 30, 2011) was approximately $420,574,000. At March 2, 2012, there were 49,306,770 outstanding shares of the registrant’s common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2012 Annual Meeting of Stockholders.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), and in particular, Part I, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (“the Reform Act”). Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report. The forward looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,”

“estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions, not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A – “Risk Factors” in this Annual Report and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”).

The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

ii

PART I

Item 1.	Business.

General

Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified global supplier of drilling and production related products and services. The Company’s strategic focus, and that of all wholly owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, down-hole drilling tools and downhole production tools used in the energy and mining industries. In December 2007, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the stock ticker symbol “FTK.” Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (the “Exchange Act”) are posted to the Company’s website, www.flotekind.com, as soon as practicable subsequent to electronically filing or furnishing to the SEC. Information contained in the Company’s website is not to be considered as part of any regulatory filing. As used herein, “Flotek,” the “Company,” “we,” “our” and “us” refers to Flotek Industries, Inc. and/or the Company’s wholly owned subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationship.

Historical Developments

The Company was originally incorporated in the Province of British Columbia on May 17, 1985. In October 2001, the Company moved the corporate domicile to Delaware and effected a 120 to 1 reverse stock split by way of a reverse merger with CESI Chemical, Inc. (“CESI”). Since then, the Company has grown through a series of acquisitions and organic growth.

Description of Operations

The Company has three strategic business segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. Each segment offers competitive products and services derived from patented technological advances that are reactive to industry demands in both domestic and international markets.

Financial information regarding operational segments and geographic concentration is provided within this Annual Report. See Part II, Item 8 – “Financial Statements and Supplementary Data,” Note 17 – Segment Information; in the Notes to Consolidated Financial Statements for additional information.

Chemicals and Logistics

The Chemicals business provides oil and natural gas field specialty chemicals for use in drilling, cementing, stimulation and production activities designed to maximize recovery within both new and mature fields. These specialty chemicals possess enhanced performance characteristics and are manufactured to withstand a broad range of down-hole pressures, temperatures and other well-specific conditions to be compliant with customer specifications. The Company has two operational laboratories: 1) a technical services laboratory and 2) a research and development laboratory. Each focuses on design improvements, development and viability testing of new chemical formulations, as well as continued enhancement of existing products. Chemicals branded complex nano-fluid (“Cnf”) are patented both domestically and internationally and are proven strategically cost-effective performance additives within both oil and natural gas markets. The Company’s complex nano-fluid (“Cnf”) are environmentally friendly stable mixtures of oil, water and surface active agents which organize molecules into nanostructures. The combined advantage of solvents, surface active agent(s) and drilling structures result in improved well treatment results as compared to the independent use of solvents and surface active agent(s). Complex nano-fluid (“Cnf”) are composed of renewable, plant derived, cleaning ingredients and oils that are certified as biodegradable. Certain complex nano-fluid (“Cnf”) have been approved for use in the North Sea, which has some of the most stringent oil field environmental standards in the world. The Company’s complex nano-fluid (“Cnf”) have resulted in improved operational and financial results in low permeability sand and shale reservoirs.

The logistics business designs, operates and manages automated bulk material handling and loading facilities. The bulk facilities handle oilfield products, including sand and other materials for well-fracturing operations, dry cement and additives for oil and natural gas well cementing, and supply materials used in oilfield operations.

Drilling Products

The Company is a leading provider of down-hole drilling tools for use in oilfield, mining, water-well and industrial drilling activities. Further, the Company manufactures, sells, rents and inspects specialized equipment used in drilling, completion, production and work-over activities. Through internal growth initiatives, operational best practices and acquisitions, the Company has realized increased rental tool activity and has broadened the geographic market scope of operations. Established tool rental operations are strategically located throughout the United States (the “US”) and in an increasing number of international markets. Rental tools include stabilizers, drill collars, reamers, wipers, jars, shock subs, wireless survey, measurement while drilling (“MWD”) tools and mud-motors. Equipment sold primarily includes mining equipment, centralizers and drill bits. The Company remains focused on product marketing in the Southeast, Northeast, Mid-Continent and Rocky Mountain regions of the US, as well as on international sales expansion using third party agents and employees.

Artificial Lift

The Company provides pumping system components, electric submersible pumps (“ESP’s”), gas separators, production valves and complementary services. Artificial Lift products satisfy the requirements of coal bed methane and traditional oil and natural gas production and assist natural gas, oil and other fluids movement from the producing horizon to the surface. Artificial Lift products employ proprietary technologies instrumental to improved well performance. Patented products within the Company’s Petrovalve product line optimize pumping efficiency in horizontal well completions as well as in heavy oil wells and wells with high liquid to gas ratios. Petrovalve products placed horizontally increase flow per stroke and eliminate gas locking of traditional ball and seat valves that traditionally require more maintenance. The patented gas separation technology is particularly effective in coal bed methane production, efficiently separating gas and water down-hole as well as ensuring solution gas is not lost in water production. Gas separated down-hole contributes to a reduction in the environmental impact of escaped gas at the surface. The majority of Artificial Lift products are manufactured in China, assembled domestically and distributed globally.

Seasonality

Overall, operations are not affected by seasonality. While certain working capital components build and recede throughout the year in conjunction with established selling cycles that can impact operations and financial position, the Company does not consider operations to be highly seasonal. The performance of certain services within each of the Company’s segments, however, is susceptible to both weather and naturally occurring phenomena, including:

•	severity and duration of winter temperatures in North America that impact natural gas storage levels and drilling activity;
•	timing and duration of Canadian spring thaw and resulting restrictions that impacts activity levels; and
•	timing and impact of hurricanes upon both coastal and offshore operations.

Artificial Lift results of operations are historically weakest in the second quarter of the calendar year due to Federal land drilling restrictions during identified breeding seasons of protected bird species.

Product Demand and Marketing

Demand for the Company’s products and services is reactive to levels of natural gas storage and production, conventional and nonconventional oil and natural gas well drilling and corresponding work-over activity, both domestically and internationally. Products are marketed directly to customers through contractual agency arrangements and sales employees. Established customer relationships provide repeat sales opportunities within all segments. Marketing is currently concentrated within the US. Internationally, the Company primarily markets products and services through use of third party agents in Canada, Mexico, Central America, South America, the Middle East, and Asia.

Customers

The Company’s customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned oil companies. One of the Company’s customers and its affiliates, accounted for 13%, 12% and 17% of the Company’s consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s top three customers accounted for 28%, 18% and 22% of consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development

The Company is engaged in research and development activities focused on the improvement of existing products and services, the design of specialized “customer need” products and the development of new products, processes and services. For the years ended December 31, 2011, 2010, and 2009 the Company incurred $2.3 million, $1.4 million and $2.1 million respectively of research and development expenses. In 2011, research and development expense approximated 1% of consolidated revenue. The Company expects to maintain 2012 research and development investment at levels consistent with 2011 expenditures.

Backlog

Due to the nature of the Company’s contractual customer relationships and operational management, the Company has historically not had significant backlog order activity.

Intellectual Property

The Company’s policy is to ensure patent protection, both within and outside of the US, for all products and methods deemed to have commercial significance and to qualify for patent protection. The decision to pursue patent protection is dependent upon whether patent protection can be obtained, cost-effectiveness and alignment with operational and commercial interests. The Company believes patents and trademarks, combined with trade secrets, proprietary designs, manufacturing and operational expertise are appropriate to protect intellectual property and ensure continued strategic business operations. The Company currently has patents pending on production valve design, casing centralizer design, ProSeries tool design and trade secrets. Existing patents expire at various dates during 2022 and 2023.

Competition

The ability to compete in the oilfield services industry is dependent upon the Company’s ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in all segments are impacted by current and expected commodity prices, vertical and horizontal drilling rig count, other oil and natural gas drilling activity, production levels and customer drilling and production designated capital spending. Domestic and international regions in which Flotek operates are highly competitive. The competitive environment continues to intensify due to mergers among oil and gas companies and the reduction in the number of available customers. The 2011 global energy environment and global economy was exposed to volatile energy prices, domestic and global natural disasters, continued financial instability of European countries, and political turmoil and unrest throughout the Middle East petroleum producing countries. The unpredictability of the energy industry and commodity price fluctuations created both increased risk and opportunity for the Company’s services, and that of competitors. Certain oil and natural gas service companies competing with Flotek are larger and have access to more resources. These competitors could be better situated to withstand industry downturns, compete on the basis of price, and acquire and develop new equipment and technologies; all of which could affect the Company’s revenue and profitability. Oil and natural gas service companies also compete for customers and strategic business opportunities. Thus, competition could have a detrimental impact upon the Company’s business. The Company expects that competition for contracts and margins will continue to be intense in the foreseeable future but considers that improvements in existing and developmental products and services will enable the Company to realize incremental gains in market share in 2012.

Raw Materials

Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities however could be adversely affected by extreme weather conditions. Additionally, certain raw materials used by the Chemicals segments are available from limited sources. Disruptions to suppliers could materially impact sales. The prices paid for raw materials are contingent on energy, steel and other commodity price fluctuations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. During 2011, the price of raw materials increased over 2010 levels and additional increases are anticipated in 2012. Higher prices combined with lower availability of chemicals, steel and other raw materials could adversely impact future sales and contract fulfillments. The Company is diligent in identification of alternate suppliers and contingency planning efforts in the event of supply shortages and in proactive with efforts to realize purchase price efficiencies through competitive bidding practices.

Drilling and Artificial Lift segments purchase raw materials and steel on the open market from numerous suppliers. When able, the Company uses multiple suppliers, both domestically and internationally, for all raw materials purchases.

Drilling maintains a three to six month supply of mud-motor inventory parts sourced from China as well as an equivalent amount of parts necessary to meet forecast demand within Artificial Lift operations. The Company’s inventory approximates the lead time required to secure parts to avoid disruption of service to customers.

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

In addition to US federal laws and regulations, the Company does business in other countries with extensive environmental, legal, and regulatory requirements by which the Company must abide. Laws and regulations strictly govern the manufacture, storage, handling, transportation, use and sale of chemical products. The Company evaluates the environmental impact of all Company actions and attempts to quantify the price of contaminated property in order to identify and avoid potential liability, as well as maintain compliance with regulatory requirements. Several of Chemicals products are considered hazardous or flammable. In the event of a leak or spill in association with Company operations, the Company is exposed to risk of material cost, net of insurance proceeds, to remediate any contamination. The Company is occasionally involved in environmental litigation and claims, including remediation of properties owned or operated. No environmental litigation or claims are being litigated as of the date of this Annual Report filing. The Company does not expect costs related to known or unknown mediation requirements to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Employees

At December 31, 2011, the Company had approximately 379 employees, exclusive of existing worldwide agency relationships. None of the company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international location changes in staffing or work arrangements are contingent upon local work councils or other regulatory approval.

Available Information

The Company’s website is accessible at https://www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see “Investor Relations” section of the Company’s website), as soon as reasonably practicable subsequent to the Company electronically filing or otherwise providing reports to the SEC. Corporate governance materials, guidelines, charter and code of conduct are also available on the website. A copy of corporate governance materials is available upon written request to the Company.

All material filed with the SEC’s “Public Reference Room” at 100 F Street NE, Washington, DC 20549 is available to be read or copied. Information regarding the “Public Reference Room” can be obtained by contacting the SEC at 1-800-SEC-0330. Further, the SEC maintains the http://www.sec.gov website, which contains reports and other registrant information filed electronically with the SEC.

The 2010 Annual Chief Executive Officer Certification required by the NYSE was submitted on June 13, 2011. The certification was not qualified in any respect. Additionally, the Company has filed with this Annual Report all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2012 Annual Meeting of Stockholders.

The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website.

Item 1A.	Risk Factors.

The Company’s business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties could cause actual results to vary materially from current or forecast results. The risks below are not all-inclusive of risks that could impact the Company. Additional risks not currently known to the Company or that the Company presently considers immaterial could impact the Company’s business operations.

This Annual Report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements discuss Company prospects, expected revenue, expenses and profits, strategic operational initiatives and other activity. Forward-looking statements also contain suppositions regarding future oil and natural gas industry conditions within both domestic and international market economies. The Company’s results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including risks described below and elsewhere. See “Forward-Looking Statements” at the beginning of this Annual Report.

Risks Related to the Company’s Business

The Company had profitable operations during 2011 but may not be able to sustain profitable operations in 2012.

The Company’s net income from 2011 operations totaled $26.5 million, while the Company experienced net losses in both 2010 and 2009. There is no assurance that the Company’s 2012 Plan of Operations will be executed successfully or, that the Company will maintain profitability in 2012.

The Company’s business is dependent upon domestic and international oil and natural gas industry spending. Spending could be adversely affected by industry conditions or by new or increased governmental regulations beyond the Company’s control.

The Company is dependent upon customers’ willingness to make operating and capital expenditures for exploration, development and production of oil and natural gas in both the North

American market and abroad. Customers’ expectations of future oil and natural gas market prices could curtail spending thereby reducing demand for the Company’s products and services. Industry conditions in the US are influenced by numerous factors over which the Company has no control, including the supply of and demand for oil and natural gas, domestic and international economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of oil and natural gas prices and the consequential effect on exploration and production activity could adversely impact the Company’s customers level of activity. One indicator of drilling and production spending is fluctuation in rig count which the company actively monitors to gauge market conditions and forecast product and service demand. A reduction in drilling activity could cause a decline in the demand for, or negatively affect the price of, the Company’s products and services. Domestic demand for oil and natural gas could also be uniquely affected by public attitude regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels, taxation of oil and gas, perception of “excess profits” of oil and gas companies, and anticipated changes in governmental regulation and policy.

Demand for a significant number of Company products and service is dependent on the level of expenditures within the oil and natural gas industry. If current global economic conditions and the availability of credit worsen or oil and natural gas prices weaken for an extended period of time, reductions in levels of customers’ expenditures could have a significant adverse effect on revenue, margins and overall operating results.

The current global credit and economic environment has tempered worldwide demand for energy. Crude oil and natural gas prices have continued to be volatile. A substantial or extended decline in oil or natural gas prices could affect customers’ spending for products and services. Demand for a significant number of the Company’s products and services is dependent upon the level of expenditures within the oil and gas industry for exploration, development and production of crude oil and natural gas reserves. Expenditures are sensitive to oil and natural gas prices, as well as the industry’s outlook regarding future oil and natural gas prices. Increased competition continued to exert downward pressure on prices charged for company products and services in 2011. Limited price increases were available to the Company in 2011. Volatile economic conditions could weaken customer exploration and production expenditures, causing reduced demand for Company products and services and a significant adverse effect on the Company’s operating results. It is difficult to predict the pace of any industry growth, whether the economy will worsen, and to what extent this could affect the Company.

Reduced cash flow and capital availability could adversely impact the financial condition of the Company’s customers, which could result in customer project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company. This could cause a negative impact on the Company’s results of operations and cash flows.

If certain of the Company’s suppliers were to experience significant cash flow constraints or become insolvent as a result of such conditions, a reduction or interruption in supplies or a significant increase in the price of supplies could occur, and adversely impact the Company’s results of operations and cash flows.

The price for oil and natural gas is subject to a variety of factors, including:

•	demand for energy reactive to worldwide population growth, economic development and general economic and business conditions;

•	ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels;

•	production of oil and gas by non-OPEC countries;

•	availability and quantity of natural gas storage;

•	import volume and pricing of Liquefied Natural Gas;

•	pipeline capacity to critical markets;

•	political and economic uncertainty and socio-political unrest;

•	cost of exploration, production and transport of oil and natural gas;

•	technological advances impacting energy consumption; and

•	weather conditions.

The Company’s revolving credit facility may not be renewed or current interest rates could increase, limiting the Company’s flexibility and preventing the Company from taking certain actions, which could adversely affect execution of business strategies.

At December 31, 2011, the Company had a $35 million revolving credit facility commitment that remains undrawn. Any borrowings are at a variable rate of prime plus 1% (4.25% at December 31, 2011). The current credit facility remains in effect until December 15, 2012. There can be no assurance that the revolving credit facility will be extended or renewed or that the interest rates will not significantly fluctuate.

Holders of the Company’s 5.25% convertible senior notes may exercise their option to require the Company purchase the holder’s outstanding notes for cash, which could result in cash constraints or require the Company to secure additional cash financing through a debt or equity offering.

The Company is attendant to the possibility that holders of $70.5 million of the Company’s 5.25% convertible senior notes due February 15, 2028 could exercise their option to require the Company to purchase all or a portion of outstanding notes for cash on February 15, 2013. The Company could be required to deplete cash reserves used to execute business strategies, secure additional cash through a new debt or equity offerings, modify debt terms with current holders, or execute a combination of these possibilities.

The Company’s implementation of a new enterprise resource planning (“ERP”) system may adversely affect the Company’s business and results of operations or the effectiveness of internal control over financial reporting.

During the second quarter of 2011, the Company began implementing a new generation of work processes and information systems. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that take a year or longer to implement. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP System. If the Company does not effectively implement the ERP System as planned or if the system does not operate as intended, it could adversely affect the financial reporting systems, the Company’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting.

If the Company does not manage the potential difficulties associated with expansion successfully, the Company’s operating results could be adversely affected.

The Company has grown over the last several years through internal growth, strategic alliances, and to a lesser extent, strategic business/asset acquisitions. The Company believes future success will depend, in part, on the Company’s ability to adapt to market opportunities and changes and to successfully integrate the operations of any businesses acquired. The following factors could result in strategic business difficulties:

•	lack of experienced management personnel;
•	increased administrative burdens;
•	lack of customer retention;
•	technological obsolescence; and
•	infrastructure, technological, communication and logistical problems associated with large, expansive operations.

If the Company fails to manage potential difficulties successfully, including increased costs associated with growth, the Company’s operating results could be adversely affected.

The Company’s ability to grow and compete could be adversely affected if adequate capital is not available.

The ability of the Company to grow and compete is reliant on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows from operations and the availability of equity and debt financing. The Company cannot guarantee cash flows from operations will be sufficient, or that the Company will continue to be able to obtain equity or debt financing on acceptable terms, or at all, in order to realize growth strategies. As a result, the Company may not be able to finance strategic growth plans, to take advantage of business opportunities or to respond to competitive pressures.

The Company’s future success and profitability may be adversely affected if the Company or the Company’s suppliers fail to develop and/or introduce new and innovative products and services.

The oil and natural gas drilling industry is characterized by technological advancements that have historically resulted in, and will likely continue to result in, substantial improvements in the scope and quality of oilfield chemicals, drilling and artificial lift products and services function and performance. Consequently, the Company’s future success is dependent, in part, upon the Company’s and the Company’s suppliers’ continued ability to timely develop innovative products and services. Increasingly sophisticated customer needs and the ability to timely anticipate and respond to technological and operational advances in the oil and natural gas drilling industry is critical. If the Company or the Company’s suppliers fail to successfully develop and introduce innovative products and services that appeal to customers, or if new market entrants or competitors develop superior products and services, the Company’s revenue and profitability could suffer.

The Company may pursue strategic acquisitions, which could have an adverse impact on the Company’s business.

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

Unforeseen developments in contingencies such as litigation could adversely affect the Company’s financial condition.

The Company is, and from time to time may become, a party to legal proceedings incidental to the Company’s business involving alleged injuries arising from the use of Company products, exposure to hazardous substances, patent infringement, employment matters and commercial disputes. The defense of these lawsuits may require significant expenses, divert management’s attention, and may require the Company to pay damages that could adversely affect the Company’s financial condition. In addition, any insurance or indemnification rights that the Company may have may be insufficient or unavailable to protect against potential loss exposures.

The Company’s current insurance policies may not adequately protect the Company’s business from all potential risks.

The Company’s operations are subject to risks inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, severe weather, oil and chemical spills and other hazards. These conditions can result in personal injury or loss of life, damage to property, equipment and environment, as well as suspension of customer’s oil and gas operations. Litigation arising from any catastrophic occurrence where the Company’s equipment, products or services are being used could result in the Company being named as a defendant in lawsuits asserting large claims. The Company maintains insurance coverage believed adequate and customary to the oil and natural gas industry to mitigate liabilities associated with these potential hazards. The Company does not have insurance against all foreseeable risks, either because insurance is not available or is cost prohibitive. Further, the Company may not have the financial wherewithal to maintain adequate insurance coverage in the future. Consequently, losses and liabilities arising from uninsured or underinsured events could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to complex foreign, federal, state and local environmental, health and safety laws and regulations, which expose the Company to liabilities that could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s operations are subject to foreign, federal, state and local laws and regulations related to, among other things, the protection of natural resources, injury, health and safety considerations, waste management and transportation of waste and other hazardous materials. The Chemicals segment exposes the company to risks of environmental liability that could result in fines, penalties, remediation, property damage and personal injury liability. In order to remain compliant with laws and regulations, the Company maintains permits, authorizations and certificates as required from regulatory authorities. Sanctions for noncompliance with such laws and regulations could include assessment of administrative, civil and criminal penalties, revocation of permits and issuance of corrective action orders.

The Company could incur substantial costs to ensure compliance with existing and future laws and regulations. Laws protecting the environment have generally become more stringent and are expected to continue during 2012 and into the foreseeable future. Failure to comply with applicable laws and regulations could result in material expense associated with future environmental compliance and remediation expense. The Company’s costs of compliance could also increase if existing laws and regulations are amended or reinterpreted. Such amendments or reinterpretations of existing laws or regulations or the adoption of new laws or regulations could curtail exploratory or developmental drilling for and production of oil and natural gas which, in turn, could limit demand for the Company’s products and services. Some environmental laws and regulations could also impose joint and strict liability meaning that in certain situations the Company could be exposed to increased liabilities as a result of the Company’s conduct that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Remediation expense and other damages arising as a result of such laws and regulations could be substantial and have a material adverse effect on the Company’s financial condition and results of operations.

Material levels of the Company’s revenue are derived from customers engaged in hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to flow more easily through the rock pores to a production well. Bills pending in the US House and Senate have asserted that chemicals used in the fracturing process adversely affect drinking water supplies. The proposed legislation could require the reporting and public disclosure of current proprietary fracturing chemical formulas. Legislation, if adopted, could establish additional levels of federal regulation that could result in operational delays and increased operating costs. Some states have adopted regulations which require operators to publicly disclose certain non-proprietary information. The adoption of any future federal or state laws or local requirements or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could increase the difficulty of oil and natural gas well production activity and could have an adverse effect on the Company’s 2012 forecast results of operations, liquidity and financial condition.

Regulation of greenhouse gases and/or climate change could have a negative impact on the Company’s business.

Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases”, which include carbon dioxide and methane, may be contributory to the warming effect of the Earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing worldwide attention. Legislative and regulatory measures to address greenhouse gas emissions have not yet been finalized as of the date of this Annual Report but remain impactive across international, national, regional and state levels.

Existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including energy conservation or alternative energy incentives, could have a negative impact on the Company’s operations if regulations resulted in a reduction in worldwide demand for oil and natural gas or global economic activity. Other results could be increased compliance costs and additional operating restrictions, each of which would have a negative impact on the Company’s operations. Lastly, the Company’s operations could be negatively impacted by related physical changes or changes in weather patterns.

Changes in regulatory compliance obligations of critical suppliers may adversely impact our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which requires the Securities and Exchange Commission to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by the proposed rules, promulgated on December 15, 2010, include tin, tantalum, tungsten and gold. We and our suppliers may use these materials in the production processes. If the rules are adopted as proposed, in order to be able to accurately report our compliance with Section 1502, we will have to perform supply chain due diligence, third-party verification and possibly private sector audits on the sources of these metals all the way down to the mine of origin. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, we could incur significant cost related to the compliance process. While the impact of Section 1502 on our business is uncertain at this time, we could potentially have difficulty in procuring needed materials from conflict-free sources and in satisfying the associated disclosure requirements when finalized by the SEC.

If the Company is unable to adequately protect intellectual property rights or is found to infringe upon the intellectual property rights of others, the Company’s business is likely to be adversely affected.

The Company relies on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect the

Company’s intellectual property rights. Although the Company believes that existing measures are reasonably adequate to protect intellectual property rights, there is no assurance that the measures taken will prevent misappropriation of proprietary information or dissuade others from independent development of similar products or services. Moreover, there is no assurance that the Company will be able to prevent competitors from copying, reverse engineering or otherwise obtaining and/or using the Company’s technology and proprietary rights for products. As of the date of this Annual Report, the Company has not sought foreign protection corresponding to existing intellectual property rights. Consequently, the Company may not be able to enforce intellectual property rights outside of the US. Furthermore, the laws of certain countries in which the Company’s products and services are manufactured or marketed may not protect the Company’s proprietary rights to the same extent as the laws of the US. Finally, parties may challenge, invalidate or circumvent the Company’s patents, trademarks, copyrights and trade secrets. In each case, the Company’s ability to compete could be significantly impaired.

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

The Company is exposed to allegations of patent and other intellectual property infringement. Furthermore, the Company could become involved in costly litigation or proceedings regarding patents or other intellectual property rights. If any such claims are asserted against the Company, the Company could seek to obtain a license under the third party’s intellectual property rights in order to mitigate exposure. In the event the Company cannot obtain a license, affected parties could file lawsuits against the Company seeking damages (including treble damages) or an injunction against the sale of the Company’s products. These could result in the Company having to discontinue the sale of certain products, increase the cost of selling products, or result in damage to the Company’s reputation. The award of damages, including material royalty payments, or the entry of an injunction order against the manufacture and sale of any of the Company’s products, could have a material adverse effect on the Company’s results of operations and ability to compete.

The Company and the Company’s customers are subject to risks associated with doing business outside of the US including political risk, foreign exchange risk and other uncertainties.

Revenue from the sale of products to customers outside the US exceeded 14% of the Company’s 2011 annual revenue. The Company and its customers are subject to risks inherent in doing business outside of the US, including:

•	governmental instability;
•	war and other international conflicts;
•	civil and labor disturbances;
•	requirements of local ownership;
•	partial or total expropriation or nationalization;
•	currency devaluation; and
•	foreign laws and policies, each of which can limit the movement of assets or funds or result in the deprivation of contractual rights or appropriation of property without fair compensation.

Collections and recovery of rental tools from international customers and agents could also prove difficult due to inherent uncertainties in foreign law and judicial procedures. The Company could experience significant difficulty with collections or recovery due to the political or judicial climate in foreign countries where Company operations occur or in which the Company’s products are used.

The Company’s international operations must be compliant with the Foreign Corrupt Practices Act (the “FCPA”) and other applicable US laws. The Company could become liable under these laws for actions taken by employees or agents. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the US periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The US government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries.

Although most of the Company’s international revenue is derived from transactions denominated in US dollars, the Company has conducted, and most likely will continue to conduct, some business in currencies other than the US dollar. The Company currently does not hedge against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates.

The Company has no control over and can provide no assurances that future laws and regulations will not materially impact the Company’s ability to conduct international business.

The loss of key customers could have a material adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.

The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. Revenue derived from key customers as a percentage of consolidated revenue for the years ended December 31, 2011, 2010 and 2009, totaled 28%, 18% and 22%, respectively. Chemicals’ customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have a material adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.

Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have a material adverse effect on the Company’s ability to service customer’s needs and could result in a loss of customers.

Materials used in servicing and manufacturing operations as well as those purchased for sale are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Chemical’s facilities have historically been impacted by extreme weather conditions. Certain raw materials used by Chemicals are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; phases of the general business cycle and global demand.

The Drilling and Artificial Lift segments purchase critical raw materials on the open market and, where able, from multiple suppliers, both domestically and internationally.

The Company maintains a three to six month supply of critical mud-motor inventory parts that the Company sources from China. This inventory stock position approximates the lead time required to secure these parts in order to avoid disruption of service to the Company’s customers. The Company’s inability to secure reasonably priced critical inventory parts in a timely manner would adversely affect the Company’s ability to provide service to potential customers. The Company sources the vast majority of motor parts from a national supplier. As part of the 2012 business plan, the Company is actively managing and developing relationships with back-up parts and service suppliers. If unsuccessful in identifying and engaging back-up suppliers, the Company could be exposed to a disruption of key suppliers that could result in a loss of revenue and margins related to key customers. Additionally, if the customers were to seek or develop alternatives for the products or services the Company offers, the Company could suffer a decline in revenue and loss of key customers.

The Company currently does not hedge commodity prices. The Company forecast may be unable to pass along price increases to its customers, which could result in a decline in revenue or operating profits.

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

The Company depends on the continued service of the President, the Executive Vice President, Finance, the Executive Vice President, Operations, Executive Vice President, Business Development, and the Chief Accounting Officer, who possess significant expertise and knowledge of the Company’s business and industry. Further, the President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with each of these key members, however, at December 31, 2011 the Company did not carry key man life insurance all of these executives. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock.

Effective internal controls are necessary for the Company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reports or effectively prevent fraud, the Company’s reputation and operating results could be harmed. If the Company is unable to maintain effective disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to provide reliable financial reports or prevent fraud, which, in turn could affect the operating results or cause the Company to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively effect the trading price of the Company’s common stock, limit the ability to access capital markets in the future and require the incurrence of additional costs to improve internal control systems and procedures.

The Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011, and concluded that the Company’s disclosure controls and procedures are effective. Management also evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and concluded that it is effective. The Company’s independent registered public accounting firm audited the Company’s internal control over financial reporting as of December 31, 2011, and concluded that the Company maintained effective internal control over financial reporting.

At December 31, 2010 and at the end of each of the first three quarters of 2011, management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that a previously identified material weakness in internal control related to the timely and effective preparation of account reconciliations in connection with the monthly close process still existed. On-going remediation efforts have resolved the identified material weakness as of December 31, 2011.

Risks Related to the Company’s Industry

Uncertainty regarding the irregular recovery from the recent recession could still have an adverse effect on exploration and production activity and result in lower demand for the Company’s products and services.

Continued worldwide financial and credit crisis uncertainty can reduce the availability of liquidity and credit markets to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with pressure on worldwide equity markets could continue to impact the worldwide economic climate. Unrest in the Middle East may also impact demand for the Company’s products and services both domestically and internationally.

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

The markets for oil and natural gas have historically been extremely volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending within targeted industries. The Company anticipates that current markets will continue to be volatile in the future. The demand for the Company’s products and services is, in large part, driven by current and anticipated oil and natural gas prices and the related general levels of production spending and drilling activity. In particular, volatile fluctuation in oil prices and continued depressed natural gas prices could cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for the Company’s products and services and could result in lower prices for the Company’s products and services. A prolonged decline in oil or natural gas prices could adversely affect the Company’s business, financial condition and results of operations.

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

The Company operates in an industry that has historically been highly competitive in securing qualified personnel with the required technical skills and experience. The Company’s services require skilled personnel able to perform physically demanding work. Due to industry volatility and the demanding nature of the work, workers could choose to pursue employment opportunities that offer a more desirable work environment at wages competitive with the Company’s. As a result, the Company may not be able to find qualified labor, which could limit the Company’s growth ability. In addition, the cost of attracting and retaining qualified personnel has increased over the past several years due to competitive pressures. The Company expects labor costs will continue to increase in the foreseeable future. In order to attract and retain qualified personnel, the Company may be required to offer increased wages and benefits. If the Company is unable to increase the prices of products and services to compensate for increases in compensation, or is unable to attract and retain qualified personnel, operating results could be adversely affected.

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

The Company does not anticipate paying any cash dividends on the Company’s common stock in the foreseeable future. The Company currently intends to retain all future earnings to fund the development and growth of the Company’s business and to meet current debt obligations. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend on, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations deemed relevant by the board of directors. Additionally, should the Company seek future financing or refinancing of indebtedness, covenants could restrict the payment of dividends without the prior written consent of lenders. Investors must rely on sales of common stock held after price appreciation, which may never occur, in order to realize a return on their investment.

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

•	prohibit stockholders from calling special meetings;
•	limit the ability of stockholders to act by written consent;
•	prohibit cumulative voting; and
•	require advance notice for stockholder proposals and nominations for election to the board of directors to be acted upon at meetings of stockholders.

In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of the Company’s stock without the approval of the board of directors. Aforementioned provisions and other similar provisions make it more difficult for a third party to acquire the Company exclusive of negotiation. The Company’s board of directors could choose not to negotiate with an acquirer deemed not beneficial to or synergistic with the Company’s strategic outlook. If an acquirer were discouraged from offering to acquire the Company or prevented from successfully completing a hostile acquisition by referenced anti-takeover measures, stockholders could lose the opportunity to sell owned shares at a favorable price.

Future issuance of additional shares of common stock could cause dilution of ownership interests and adversely affect the Company’s stock price.

The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders ownership interests. The Company is currently authorized to issue 80,000,000 shares of common stock, of which 51,957,652 were issued as of December 31, 2011. Additional shares are subject to future issuance through the exercise of options granted under various equity compensation plans or through the exercise of options still available for future equity grants. The potential issuance of additional shares of common stock, whether directly or pursuant to any conversion right associated with the convertible senior notes or other convertible securities of the Company, or through exercise of outstanding warrants may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.

All outstanding warrants are exercisable as of December 31, 2011.

The Company may issue additional shares of preferred stock or debt securities with greater rights than the Company’s common stock.

Subject to the rules of the NYSE, the Company’s certificate of incorporation authorizes the board of directors to issue one or more additional series of preferred stock and to set the terms of the issuance without seeking approval from holders of common stock. Currently, there are 100,000 preferred shares authorized, with no shares outstanding at March 7, 2012. Any preferred stock that is issued may rank senior to common stock in terms of dividends, priority and liquidation premiums, and may have greater voting rights than holders of common stock.

The Company’s ability to use net operating loss carryforwards and tax attribute carryforwards to offset future taxable income may be limited as a result of transactions involving the Company’s common stock.

Under section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on the Company’s ability to utilize pre-change net operating losses (“NOLs”), and certain other tax attributes to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit the Company’s ability to utilize existing NOLs and tax attribute carryforwards for taxable years including or following an identified “ownership change.” Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period, could result in an “ownership change”. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require the Company to pay US federal income taxes in excess of that which would otherwise be required if such limitations were not in effect. net operating losses and tax attributes could expire unused, in each instance reducing or eliminating the benefit of the NOLs and tax attributes. Similar rules and limitations may apply for state income tax purposes.

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

As of February 7, 2012, the Company operated 31 manufacturing and warehouse facilities in nine U.S. states. The Company owns 11 of these facilities with the remainder being leased with initial lease terms that expire at various years through 2032. In addition, our corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Chemicals	Leased	Raceland, Louisiana
	Owned	Marlow, Oklahoma
	Owned	Carthage, Texas
	Owned	Wheeler, Texas
	Leased	Raceland, Louisiana
	Leased	Wilburton, Oklahoma
	Leased	The Woodlands, Texas
Drilling	Owned	Chickasha, Oklahoma
	Owned	Oklahoma City, Oklahoma
	Owned	Houston, Texas
	Owned	Midland, Texas
	Owned	Robstown, Texas
	Owned	Vernal, Utah
	Owned	Evanston, Wyoming
	Leased	Bossier City, Louisiana
	Leased	New Iberia, Louisiana
	Leased	Shreveport, Louisiana
	Leased	Farmington, New Mexico
	Leased	Corpus Christi, Texas
	Leased	Granbury, Texas
	Leased	Grand Prairie, Texas
	Leased	Houston, Texas
	Leased	Midland, Texas
	Leased	Odessa, Texas
	Leased	Pittsburg, Pennsylvania
	Leased	Wysox, Pennsylvania
	Leased	Casper, Wyoming
Artificial Lift	Owned	Gillette, Wyoming
	Leased	Farmington, New Mexico
	Leased	Gillette, Wyoming

The Company considers owned and leased facilities to be in good condition and suitable for the conduct of business.

Item 3.	Legal Proceedings.

The Company is subject to routine on-going litigation and claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer

Purchases of Equity Securities.

The Company’s common stock began trading on the NYSE on December 27, 2007 under the stock ticker symbol “FTK.” As of the close of business on March 2, 2012, there were 49,306,770 shares of common stock outstanding held by approximately 16,500 holders of record. The last reported sale price of the common stock on the NYSE on March 2, 2012 was $11.13. The Company has never declared or paid cash dividends on common stock. While the

Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on common stock, and intends to continue to use earnings and other cash in the maintenance and expansion of the business. Further, the Company’s Revolving Credit and Security Agreement contains provisions that limit its ability to pay cash dividends on its common stock.

The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of common stock as reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal quarter ended:	2011		2010
	High	Low	High	Low
March 31,	$8.57	$5.12	$1.90	$1.20
June 30,	$9.58	$7.55	$2.24	$1.16
September 30,	$10.55	$4.40	$1.73	$1.01
December 31,	$10.41	$4.16	$5.75	$1.40

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in the Company’s common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period 2006 through 2011. The performance graph assumes $100 invested on December 31, 2006 in each of the Company’s common stock, the Russell 2000 Index and the Philadelphia Oil Service Index, and that all dividends were reinvested.

The succeeding graph should not be deemed to be filed as part of this Annual Report, does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent the Company specifically incorporates the graph by reference.

	December 31,
	2006	2007	2008	2009	2010	2011

Flotek Industries, Inc.	$100	$257	$18	$10	$39	$71

Russell 2000 Index	$100	$98	$65	$83	$105	$101

Philadelphia Oil Service Index (OSX)	$100	$152	$61	$100	$126	$113

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual stock option compensation agreements:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Column(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,529,690	$5.32	2,596,802

Equity compensation plans not approved by security holders	—	—	—

Total	2,529,690	$5.32	2,596,802

Item 6.	Selected Financial Data.

The following table sets forth certain selected historical financial data and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data,” which are included elsewhere within this Annual Report. The selected operating and financial position data as of and for each of the five years presented have been derived from audited consolidated Company financial statements, some of which appear elsewhere in this Annual Report. During the annual periods 2007 and 2008, the Company affected a number of business combinations and other transactions that materially impacted the comparability of the information set forth below.

The Company has incurred significant non-recurring charges from 2007 through 2011. During 2010, the Company recorded fixed asset and other intangible impairment charges of $9.3 million. During 2009 and 2008, the Company recorded impairment charges for goodwill and other intangible assets of $18.5 million and $67.7 million, respectively. On July 11, 2007, the Company effected a two-for-one stock split in the form of a 100% stock dividend to the stockholders of record on July 3, 2007. All share and per share information has been retroactively adjusted to reflect the stock split.

	As of and for the Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Operating Data
Revenue	$258,785	$146,982	$112,550	$226,063	$158,008
Income (loss) from operations	48,888	(6,267)	(33,103)	(30,751)	29,686
Net income (loss)	31,408	(43,465)	(50,333)	(34,242)	16,727
Earnings (loss) per share – Basic	0.60	(1.94)	(2.68)	(1.79)	0.91
Earnings (loss) per share – Diluted	0.56	(1.94)	(2.68)	(1.79)	0.88
Financial Position Data
Total assets	$232,012	$184,807	$178,901	$234,959	$160,793
Convertible senior notes, long-term
debt and capital lease obligations,
less discount and current portion	100,613	126,682	119,190	120,281	52,377
Stockholders’ equity (deficit)	78,298	(3,453)	27,196	66,105	77,461

The 2009 and 2008 amounts have been restated upon the Company’s adoption of the accounting guidance in Accounting Standards Update (“ASU”) No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.”

The table above reflects the results of equity or asset acquisitions of target companies from the respective dates of acquisitions in the following years:

2008  –  Teledrift, Inc.

2007  –  Triumph Drilling Tools, Inc., CAVO Drilling Motors Ltd Co., and Sooner Energy Service, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”). The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results could differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report.

Executive Summary

Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified, global, technology-driven company that develops and supplies oilfield products, services and equipment to oil, gas and mining industries. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production related tools used in oil, gas and mining industries. Flotek also provides automated bulk material handling, loading facilities and blending capabilities. Our products and services enable customers to more efficiently drill wells, increase existing well production and decrease well operating costs. The Company operates in both domestic and international markets, including the

Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (“U.S.”) as well as Canada, Mexico, Central America, South America, Europe, Africa and Asia and markets products domestically and internationally in over 20 countries. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure-pumping service companies, national and state-owned oil companies and international supply chain management companies.

The Company’s ability to compete in the oilfield services market is dependent upon the ability to differentiate and provide superior products and services while maintaining a competitive cost structure. Domestic operations are reactive to fluctuations in natural gas and oil well drilling activity, well depth and drilling conditions, number of well completions and level of work-over activity in North America. North American drilling activity is aligned with and responsive to the volatility of natural gas and crude oil commodity prices as well as market expectations of future prices. The Company’s results of operations are also heavily dependent upon the sustainability of prices charged to customers, which is significantly impacted by drilling activity levels, availability of equipment and other resources and competitive pricing pressures.

Historical market conditions are reflected in the table below:

	2011	2010	2009	2011 Vs 2010 % Change		2010 Vs 2009 % Change
Average Active Drilling Rigs
United States	1,879	1,549	1,089	21.3%		42.2%
Canada	418	349	221	19.7%		57.9%
Total North America	2,297	1,898	1,310	21.0%		44.9%
Vertical Rigs (U.S.)	574	502	433	14.3%		15.9%
Horizontal Rigs (U.S.)	1,074	825	455	30.2%		81.3%
Directional Rigs (U.S.)	231	222	201	4.1%		10.4%
Total Drilling Type (U.S.)	1,879	1,549	1,089	21.3%		42.2%
Oil vs. Natural Gas Drilling Rigs
Oil	1,263	795	382	58.9%		108.1%
Natural Gas	1,034	1,103	928	(6.3	) %	18.9%
Total North America	2,297	1,898	1,310	21.0%		44.9%
Average Commodity Prices
West Texas Intermediate Crude Prices
(per barrel)	$94.87	$79.40	$61.65	19.5%		28.8%
Natural Gas Prices ($/mmbtu)	$3.94	$4.25	$3.71	(7.3	) %	14.6%

Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov). Rig counts are the annual average of the reported weekly rig count activity. Gas prices are the annual average of the monthly average natural gas price.

Customers’ exploration and production budgets, in many instances, depend upon the revenue generated from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas prices.

Crude oil prices were relatively stable for most of 2010. Beginning with the latter part of 2010 and throughout the first six months of 2011 oil prices rose dramatically, becoming increasingly volatile in the second half of 2011 due to ongoing concerns regarding global economic recovery. Our current 2012 outlook forecasts continued oil price upward price pressure due to supply uncertainty offset by uncertainties of economic growth.

Natural gas drilling activity continues to be curtailed with natural gas working inventories at the end of December 2011 totaling 3,852 billion cubic feet (Bcf), approximately 24.4%, or 755 Bcf, above the ending December 2010 levels of 3,097 Bcf.

In 2011, the average monthly U.S. natural gas wellhead price of $3.94/mcf remained depressed compared to historic highs and is expected to remain so throughout 2012 primarily due to record high natural gas inventories reported for the fourth quarter of 2011. Depressed natural gas prices, increased shale gas production levels and unusually warm 2011 North American winter temperatures contributed to the increased natural gas storage levels. The Company anticipates the rate of growth in natural gas production will continue in 2012, albeit at a slower growth rate than 2011, along with increased storage levels.

Despite this and heightened geopolitical uncertainties, the Company believes that, over the long-term, any major macroeconomic disruptions will ultimately correct themselves as the underlying trends of significant demand growth within developing countries, smaller and more complex reservoir activity, high depletion rates, and the need for continual reserve replacement support the Company’s on-going strategic expansion initiatives with patented complex nano-fluid micro-emulsifier chemistries and with increased domestic and international market penetration. The accelerated shift in the latter part of 2010 from natural gas to oil and liquids-rich shale basins has resulted in increased product and service demands as well as increased patented complex nano-fluid chemistry and other technological reliance designed to promote efficiency within complex reservoirs. This trend continued throughout 2011, with horizontal oil-directed drilling activity being the fastest growing segment of the market.

While total worldwide rig count increased 16.1% from December 31, 2010 to December 31, 2011, horizontal-directed rig activity, which is representative of over 58.1% of total North American rigs, is approximately 86.4% higher than horizontal rig count peak levels attained in 2008. These trends have led to increased demand and improved pricing across a significant portion of the Company’s products and services. Increased economic activity, particularly in the emerging Middle Eastern and Asian markets, combined with market predictions of continued economic growth within North American markets, remains supportive of a continued increase in demand for oil and stable natural gas. Spending by oil and natural gas exploration and production (“E&P”) companies is heavily influenced by expectations of future supply and forecast demand for oil and natural gas products, as well as forecast costs to find, develop and produce reserves. Changes in oil and natural gas exploration and production spending resulted in record demand for the Company’s products and services for 2011 as compared to 2010.

Despite the shift from natural gas to liquids rich natural gas drilling, spending on natural gas-directed projects is supported by (1) hedges on prior period production transacted when futures prices were higher, (2) the need to drill and produce natural gas wells to hold leases acquired in earlier periods, (3) the influx of equity from companies interested in penetration and development of shale resource plays, and (4) associated production of natural gas liquids in certain basins. Further, E&P companies have improved discovery and production techniques to the point that despite current relatively depressed natural gas prices, drilling for natural gas continues to be economically viable for our customers.

The Company anticipates current economic conditions will continue throughout the first half of 2012 despite the market and economic uncertainties noted above. The Company remains cognizant that if further unfavorable economic conditions occur, the Company could be impacted by additional drilling activity uncertainty. Going forward the Company believes current activity will ensure margin sustainability, but anticipates that growing cost pressures could mitigate forecast margin improvements in 2012.

As the outlook for E&P companies improves with favorable expectations of liquid-rich natural gas and crude oil prices, we remain optimistic that our customer’s capital budgets for drilling and completion activities will continue to hold and possibly strengthen.

The Company expects that North American gas market activity will remain relatively stable in unconventional plays such as the Barnett, Marcellus and other basins that utilize the Company’s products and services. Additionally, growing recognition of the beneficial use and corresponding increase in demand for the Company’s patented, environmentally friendly (“green”) complex nano-fluid micro-emulsifiers is expected to continue. Product demand, driven by forecast market share growth, continues to trend favorably. The Company intends to continue to pursue strategic international initiatives and opportunities through 2012 and beyond.

Flotek’s business is comprised of three reportable segments: Specialty Chemicals (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. The Chemicals and Drilling segments provide drilling and completion related products and services, while the Artificial Lift and Chemicals segments provide production related products and services. Products and services, offered combined with increased geographic market penetration, have ensured diversified sources of cash flows; thereby reducing dependence upon any one segment. While each segment’s technical expertise is unique, all segments are committed to provide customers with quality, competitively priced products and services.

•  The Chemicals segment is comprised of the Specialty Chemicals and Logistics divisions. Specialty Chemicals design, develop, manufacture, package and market specialty chemicals used in oil and natural gas well cementing, stimulation, acidizing, drilling and production activities, while the Logistics division manages automated material handling, loading facilities, and blending capabilities for oilfield services companies.

•  The Drilling segment rents, inspects, manufactures and markets down-hole drilling equipment necessary to energy, mining, water well and industrial drilling activities.

•  The Artificial Lift segment assembles and markets artificial lift equipment, notably our Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production activities.

Flotek’s on-going diversification of products and services offered as well as continued geographic market expansion realized from strategic acquisitions, organic growth and investments in complementary or competing businesses mitigates cyclical risk exposure by balancing drilling and production; rental and service; domestic and international; and natural gas and crude oil activities.

We remain committed to chemical production capacity expansion to ensure responsiveness to increasing customer demand and also to the expansion of our drilling jar and shock subs fleets to further reduce sub-rental usage. The Company will continue to pursue and develop new and existing international market opportunities associated with our specialty chemical products and with our Teledrift division’s measurement while drilling (“MWD”) products in 2012.

The Company anticipates drilling and completion activity will increase or remain comparable to levels realized during 2011. North American and international market conditions are forecast to improve slightly and pricing is expected to increase or, at a minimum, remain competitive in 2012; however, growing cost pressures could moderate anticipated margin improvements.

The Company’s commitment to research and development (“R&D”) efforts within the chemicals business has ensured the Company’s ability to remain responsive to increased demand and growth in unconventional liquid rich and oil sand formation plays. As a result of success in unconventional areas such as the Marcellus Shale, Niobrara and Eagle Ford, the Company expects to continue to experience increased demand and growth, particularly with complex nano-fluid micro-emulsifier products. Further, the drilling business has adapted several designs in the Company’s motor line of business in order to operate more successfully in areas such as Haynesville, Barnett and Bakken. Improvements in operational efficiencies have allowed the Company’s artificial lift business to increase in market share, even as depressed natural gas prices have negatively impacted coal bed methane drilling activity.

Capital expenditures in the specialty Chemicals business totaled $2.2 million in 2011 compared to $1.2 million in 2010, or 1.6% and 1.8%, respectively, as a percentage of revenue. Capital expenditures in the Drilling products business totaled $6.0 million in 2011 compared to $4.7 million in 2010. In 2011, the Company responded to growth in customer demand with increased capital investment to meet customer expectations and to take advantage of market opportunities. For 2012, Chemicals and Drilling segment capital expenditures are forecast to be $6.1 million and $8.2 million, respectively, but could fluctuate with changing market demand and realized results of operations.

Results of Operations (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenue	$258,785	$146,982	$112,550
Cost of revenue	(152,965)	(94,012)	(83,166)

Gross margin	105,820	52,970	29,384
Selling, general and administrative costs	(50,612)	(41,861)	(36,943)
Depreciation and amortization	(3,983)	(4,543)	(4,926)
Research and development costs	(2,337)	(1,441)	(2,118)
Impairment of long-lived assets	-	(8,898)	-
Loss on disposal of long-lived assets	-	(2,104)	-
Impairment of goodwill or other intangible assets	-	(390)	(18,500)

Income (loss) from operations	48,888	(6,267)	(33,103)
Change in fair value of warrant liability	9,571	(21,464)	465
Interest and other expense, net	(19,189)	(21,279)	(15,679)

Income (loss) before income taxes	39,270	(49,010)	(48,317)
(Provision) benefit for income taxes	(7,862)	5,545	(2,016)

Net Income (loss)	$31,408	$(43,465)	$(50,333)

Results for 2011 compared to 2010—Consolidated

Revenue for the year ended December 31, 2011 totaled $258.8 million, an increase of $111.8 million,

or 76.1%, compared to $147.0 million for the same period in 2010. The increase in revenue in 2011 was across all Company segments and was due to positive market fluctuations combined with strategic initiatives undertaken by the Company. Increased oil prices, drilling activity, customer demand and shifts to higher margin product mix contributed to the period over period increase. Company expansion into new and within existing markets with strategic product adaptation, product customization and new product development as well as cross marketing of products, revitalization of sales force, and price increases in certain product lines also contributed to increased revenue in 2011.

The consolidated gross margin as a percentage of sales increased by 4.9% to 40.9% for the year ended December 31, 2011 from 36.0% in 2010 due to strategic price increases, shift in customer demand to higher margin products, continued cost containment, sales force revitalization, product cross marketing initiatives and increased market penetration. Gross margin is calculated as revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative costs, (“SG&A”) are not directly attributable to products sold or services rendered. SG&A as a percentage of revenue for the year ended December 31, 2011 decreased by 8.9% to 19.6% from 28.5% for the same comparable period of 2010. SG&A costs totaled $50.6 million for the year ended December 31, 2011, an increase of $8.7 million, or 20.8%, compared to $41.9 million in 2010. The comparative period over period increase was due primarily to increased salaries and wages and cash and equity incentive compensation. Salary and wage expense increased as a result of a 21.5% increase in headcount, overtime expense related to increased segment activity ($3.8 million), and sales commission expense primarily related to increased sales activity within Drilling ($0.7 million). Cash and equity incentive compensation increased in 2011 ($1.7 million and $2.8 million, respectively) due to improved period over period operational performance.

Depreciation and amortization expense totaled $4.0 million for the year ended December 31, 2011, a decrease of approximately $0.5 million, or 12.5%, compared to 2010 primarily due an impairment and correspondent reduction in the depreciable basis of fixed assets in December 2010. No comparable activity occurred in 2011.

Research and development (“R&D”) expenses totaled $2.3 million during 2011, an increase of $0.9 million, or 64.3%, compared to $1.4 million in 2010. The increase in R&D expense is attributable to increased research activity related to new product development. R&D is charged to expense as incurred.

During the year ended December 31, 2011, the warrant liability decreased by $9.6 million to $16.6 million. The decrease was recognized in the statement of operations as noncash income. The decrease is primarily related to the exercise of approximately 4.0 million warrants during 2011. Approximately 1.9 million warrants remain outstanding and unexercised for conversion into 1.9 million of the Company’s common shares. This liability will never result in any cash settlement. All fluctuations in the warrant liability are recognized as noncash income or expense.

Interest and other expense totaled $19.2 million for the year ended December 31, 2011, a decrease of $2.1 million, or 9.8% compared with $21.3 million in 2010. The decrease was attributable to a $3.5 million period over period reduction in interest expense associated with early repayment of the Company’s term loan in June 2011, partially offset by accelerated recognition of $1.7 million unamortized term loan debt issuance costs and $1.9 million unamortized debt discount, resulting in $5.2 million of losses from the early extinguishment of debt during 2011.

Income tax expense of $7.9 million was recorded for the year ended December 31, 2011, reflecting an effective tax rate of 20.0%, compared to a tax benefit of $5.5 million for the year ended December 31, 2010, reflecting an effective tax rate of (11.3%). The change in the Company’s effective tax rate is primarily due to $9.6 million increase of non-cash fluctuations in the fair value of the Company’s warrant liability and decrease in valuation allowance of $3.5 million in 2011 against the deferred tax asset of one of the filing jurisdictions.

Results for 2010 compared to 2009—Consolidated

Revenue for the year ended December 31, 2010 totaled $147.0 million, an increase of $34.4 million, or 30.6%, compared to $112.6 million for the same period in 2009. Revenue increased across all of the

Company’s segments due to improved pricing, increased drilling activity, and recovery of industry demand for products.

Consolidated gross margins as a percentage of sales increased to 36.0% for the year ended December 31, 2010 from 26.1% for the same period in 2009. This favorable variance resulted from increased product sales ($21.5 million or 29.7%) and rental revenue ($13.5 million or 47.3%) combined with direct operational expense savings offset by a 13.0% increase in cost of revenue driven by increased costs of materials, rentals and freight proportionate to increased activity.

SG&A costs for the year ended December 31, 2010 were $41.9 million, an increase of 13.3%, compared to $36.9 million in 2009. The comparative period over period increase resulted from increased incentive stock compensation and professional fees of $4.0 million and $2.1 million, respectively. Non-cash incentive stock compensation increased in 2010 primarily due to recognition of $3.0 million of expense attributable to prior equity grants to the Company’s former President and CEO, which vested at the time of his retirement from the Company on June 30, 2010 as well as vesting of other outstanding existing equity grants. The increase in professional fees primarily related to the Company’s March 31, 2010 Senior Credit Facility financing and use of independent third party technical consultants (e.g., information technology; investment; and valuation experts).

Depreciation and amortization costs totaled $4.5 million for the year ended December 31, 2010, a decrease of approximately 8.1% compared to the same period in 2009.

Research and development (R&D) expenses totaled $1.4 million for the year ended December 31, 2010, a decrease of 33.3%, compared to $2.1 million during the same period in 2009. The reduction in R&D expense is attributable to realigned expenditures for key strategic initiatives resultant from the 2010 global economic recession and management cost containment efforts.

Costs associated with impairments were $8.9 million and $0.4 million, related to long-lived asset and other intangibles, for the year ended December 31, 2010, decreased $9.2 million or

49.8% compared to $18.5 million in 2009. The impairment valuation recognized during 2010 primarily related to long-lived assets within the Drilling segment. During the fourth quarter of 2010, revenue generation trends of certain identified rental assets were not performing as anticipated by management. Upon analysis, management determined the recoverability of the carrying value of identified assets to be less than the expected revenue generation capacity of identified assets. The Drilling segment recognized $18.5 million of goodwill impairment in 2009. Revenue within the Drilling segment increased $15.0 million, or 29.6% due to increased demand for products resulting from a shift in type of drilling activity as well as fluctuations in oil and natural gas commodity prices.

Interest expense totaled $19.4 million for the year ended December 31, 2010, an increase of $3.9 million or 25.0% compared with $15.5 million in 2009 due to an increase in interest rate associated with the refinancing the Company’s senior credit facility from 8.5% to 12.5% combined with recognition of related issuance costs of $2.0 million, commitment fee payments of $7.3 million and $0.4 million settlement of the Company’s interest rate swap incurred during the year.

An income tax benefit of $5.5 million was recorded for the year ended December 31, 2010, reflecting an effective tax rate of (11.3)%, compared to a tax provision of $2.0 million for the year ended December 31, 2009, reflecting an effective tax rate of (4.2%). The change in the effective tax rate was primarily due to a $4.2 million increase in valuation allowance recorded in 2010 against the deferred tax asset of one of our filing jurisdictions and $7.5 million of permanent differences recorded in 2010 related to the warrant liability.

Results by Segment

	Year ended December 31,
Chemicals (dollars in thousands)	2011	2010	2009
Revenue	$140,836	$66,121	$49,296
Gross margin	$56,115	$29,249	$21,667
Gross margin %	39.8%	44.2%	44.0%
Income from operations	$43,549	$19,833	$12,964
Income from operations %	30.9%	30.0%	26.3%

Results for 2011 compared to 2010—Chemicals

Chemicals’ 2011 revenue totaled $140.8 million, an increase of $74.7 million, or 113.0%, compared to $66.1 million in 2010 due to increased oil-directed and liquid-rich natural gas drilling activity driven by increased global crude oil prices and stabilized liquid-rich natural gas prices. Increased product sales volumes contributed to the period over period increase in revenue. Increased sales volumes of stimulation liquids contributed to $70.4 million of the 2011 increase. Strategic adaptation of proprietary natural gas effective complex nano-fluid micro-emulsifiers to oil effective complex nano-fluid micro-emulsifiers in conjunction with new and increased existing customer demand, domestic and international market penetration and industry growth, particularly within the Bakken and Niobrara shale plays, contributed to the period over period increase in revenue. Increased cross-marketing sales efforts resulted in increased industry recognition of proven production efficiencies and environmental benefits derived from use of both new and existing products and increased demand for microemulsion product in both domestic and international markets. Strategic sales marketing efforts during 2011 further enhanced customer awareness and demand of a broader range of products and services available within the Company’s overall portfolio. Additionally, a $4.3 million contribution to incremental year over year revenue resulted from existing project completions and newly contracted construction project activity.

Chemicals’ 2011 gross margin increased $26.9 million, or 91.5%; yet declined 4.4% as a percentage of revenue as compared to 2010. The period over period increased gross margin is primarily attributable to increased pricing instituted in June of 2011 combined with increased domestic and international market product penetration. The year over year decline in the gross margin as a percentage of revenue is attributable to increased raw material costs due to supply shortages in 2011, customer demand shift to lower margin products, increased transportation expense and increased international storage facility fees.

The Company’s decision to expand the breadth of the suite of chemical offerings, combined with newly developed products in 2011 tailored to customer specifications, resulted in lower margins due to increased raw material costs and competitive pricing constraints. Although customer tailored product gross margins as a percentage of revenue are in general lower than traditional product margins, the favorable increase in product sales volumes and customer demand were contributory to the Company’s bottom line. Identification of synergistic market opportunities, growth of domestic and international market share, and cost containment efforts remained a Company priority throughout 2011. Cost management initiatives and vendor pricing negotiations are expected to result in raw material price reductions and purchasing efficiencies in 2012. Direct operating costs as a percentage of revenue decreased 2.0% in 2011 to 3.3% versus 5.3% realized in 2010 and were indicative of the Company’s continued oversight and management of operational costs.

Income from operations increased $23.7 million, or 119.6%, in 2011 compared to 2010 due to increased product sales and service volumes of 4.8 million gallons, average enacted price increases of approximately 7.0%, and a 18.5% increase in North

American drilling activity realized in 2011 as compared to 2010.

R&D activity increased $0.9 million, or 62.1%, in 2011 as compared to 2010 due to new product development and preservation of intellectual property rights.

Results for 2010 compared to 2009—Chemicals

Chemicals’ revenue for 2010 totaled $66.1 million, an increase of $16.8 million, or 34.1%, as compared to $49.3 million in 2009. Recovery of previously granted product and service price reductions, increased international sales and increased demand from new and existing customers for the Company’s proprietary complex nano-fluid micro-emulsion products, as well as new product development drove the year over year increase in revenue. Increased product sales of $17.5 million were offset by $0.7 million of decreased service revenue in 2010 as compared to 2009 due to industry uncertainty regarding ramifications of the British Petroleum Deepwater Horizon oil disaster. Further, the 2010 Gulf of Mexico drilling moratorium significantly impacted a Logistics’ division contract in the Gulf of Mexico.

Gross margins increased $7.6 million, or 35% in 2010 as compared to 2009, yet as a percentage of revenue remained relatively flat at 44.2% in 2010 versus 44.0% in 2009 due to increased product sales volumes of more favorable year over year product mix margins.

Income from operations totaled $19.8 million in 2010, an increase of approximately $6.8 million, or 53.0%, compared to $13.0 million in 2009 and as a percentage of revenue increased to 30.0% from 26.3% in 2010 versus 2009, respectively. Favorable variance was attributable to increased product sales volumes and more favorable year over year product mix margins.

	Year ended December 31,
Drilling Products (dollars in thousands)	2011	2010		2009
Revenue	$102,470	$65,782		$50,774
Gross margin	$43,607	$18,991		$4,781
Gross margin %	42.6%	28.9%		9.4%
Income (loss) from operations	$23,035	$(9,738)		$(32,084)
Income (loss) from operations %	22.5%	(14.8	) %	(63.2	) %

Results for 2011 compared to 2010—Drilling

Drilling revenue for the year ended December 31, 2011 totaled $102.5 million, an increase of $36.7 million, or 55.8% compared to $65.8 million for the year ended December 31, 2010. The favorable variance resulted from domestic and international market share growth with both new and existing customers, change in customers’ product mix demands, increased rig count, increased lost in hole revenue, favorable crude oil commodity prices, new product development, specialized customer demand for existing product adaptation, continued cross segment sales marketing efforts, sales force revitalization, and competitive pricing relief.

•        Product revenue: 2011 product revenue increased $11.6 million as compared to 2010. Increased market share penetration of motor and centralizer products in new and existing markets combined with increased oil and horizontal rig drilling activity, cross segment sales marketing efforts and increased crude commodity prices resulted in $8.0 million of period over period incremental revenue. Raised drill pipe, collar and reamer equipment sales increased $3.6 million period over period from increased customer demand within gold and silver mining industries due to increased gold and silver commodity prices period over period. Gold and silver prices increased by approximately $312/oz. and $8.50/oz., respectively, driving increased demand of both domestic and international customers.

•        Rental revenue: 2011 rental revenue increased $21.4 million as compared to 2010. Increased market share penetration within new and existing domestic and international markets, product mix demand shift to Pro-Tools from legacy tools, and associated increased oil and horizontal rig drilling activity resulted in $8.7 million of incremental period over period revenue. Tool rentals increased by 26.2% from 3,118 rentals in 2010 to 3,934 rentals in 2011 and contributed to $7.6 million of the period over period increase. Increased rental prices and lost in hole revenue during 2011 contributed $4.9 million and $1.4 million, respectively. Increased lost in hole revenue was attributable to the overall increase in activity in 2011 as compared to 2010.

•        Service revenue: Incremental 2011 service revenue of $3.6 million as compared to 2010 was directly related to increased oil and horizontal rig drilling activity, increased prices of services, and increased international motor service.

Drilling’s 2011 gross margin increased $24.0 million, or 129.6%, relative to 2010 driven by increased product, rental and service prices, product mix shift to higher margin products and continued cost containment. Efforts to market higher margin motors within targeted market growth areas also contributed to the period over period increase. Gross margins as a percentage of revenue increased 13.7%, from 28.9%, to 42.6%, in 2011 versus 2010, respectively. 2011 Drilling revenue increased 55.8% compared to 2010 with only a 20.5%, increase in associated cost of revenue due to continued cost containment efforts and focus on operational efficiencies.

Income from operations totaled $23.0 million in 2011, a recovery of $32.8 million, or 336.5%, as compared to the loss from operations of $9.8 million in 2010. Improved performance is attributable to an amalgamation of the afore referenced.

Results for 2010 compared to 2009—Drilling

Drilling revenue in 2010 increased 29.6% compared to 2009 due primarily to $13.6 million of increased rental activity and 16.0% increase in vertical rig count period over period. 2010 increased rental activity attributable to Teledrift and Spidle/Turbeco product lines was $6.4 million and $7.1 million, respectively. Teledrift product revenue growth was the result of incremental activity in the West Texas region, improved overall market conditions, focused sales marketing efforts and increased lost-in-hole revenue. Spidle/Turbeco product revenue growth resulted from increased motor rentals in both the Barnett and Bakken shale plays. Improved motor designs to increase functionality in historically difficult basins supported increased pricing and run rates throughout 2010. Increased product sales activity in 2010 versus 2009 contributed $1.3 million to the incremental period over period increase and was driven by increased product sales volumes within domestic and international copper mining industry markets due to 2010 escalation in the market price of copper.

Drilling’s gross margin increased to $19.0 million in 2010, an increase of $14.2 million, or 297.2%, compared to $4.8 million in 2009 and as a percentage of revenue increased 19.5% to 28.9% in 2010 from 9.4% in 2009 primarily due to increased rental volumes and favorable product mix margins.

Loss from operations was $9.8 million in 2010, an improvement of $22.3 million or 69.6% as compared to $32.1 million loss in 2009. Improved performance was primarily attributable to a $9.6 million positive variance of $9.3 million impairment of long-lived and other intangible assets realized in 2010 as compared with the $18.5 million impairment of goodwill realized in 2009, combined with the $13.6 million increase in rental revenue in 2010.

	Year ended December 31,
Artificial Lift (dollars in thousands)	2011	2010	2009
Revenue	$15,479	$15,079	$12,480
Gross margin	$6,098	$4,730	$2,936
Gross margin %	39.4%	31.4%	23.5%
Income from operations	$4,296	$3,070	$1,161
Income from operations %	27.8%	20.4%	9.3%

Results for 2011 compared to 2010—Artificial Lift

Artificial Lift revenue is primarily derived from coal bed methane (“CBM”) drilling activity, and is highly correlated to the price of natural gas. Artificial Lift revenue increased $0.4 million to $15.5 million in 2011 from $15.1 million in 2010 primarily due to $3.1 million of incremental year over year international revenue tempered with softened unit installation activity due to lower than expected 2011 natural gas prices, as compared to 2010. The Company anticipates international product sales activity will continue to be significant for the first six months of 2012.

Artificial Lift’s gross margin increased $1.4 million, or 28.9% to $6.1 million in 2011 from $4.7 million in 2010 due to greater than average margins realized on international product sales which were partially offset by increased replacement inventory costs and the inability to pass incremental price increases on to certain customers due to industry pricing constraints. Cost of revenues decreased $1.3 million or 13.6% as a percentage of revenue primarily due to higher margins realized on international product sales.

Income from operations improved $1.2 million or 39.9% to $4.3 million in 2011 from $3.1 million in 2010 due to international product sales activity coupled with tempered sales and unit installation activity due to continued natural gas price depression and increased replacement inventory costs.

Results for 2010 compared to 2009—Artificial Lift

Artificial Lift revenue for the year ended December 31, 2010 was $15.1 million, an increase of $2.6 million, or 20.8%, compared to $12.5 million for the year ended December 31, 2009. Throughout 2010, natural gas prices and natural gas drilling rig count steadily increased. The increase in natural gas prices and corresponding drilling activity resulted in increased unit installations.

Gross margin increased 61.1% in 2010 as compared to 2009 due to increased product revenue of $2.3 million or 19.9% period over period combined realized cost containment efficiencies. Raw materials and direct expenses decreased as a percentage of revenue to 69% in 2010 from 76% in 2009 due to the fixed nature business cost structure and management’s cost containment efforts.

Income from operations improved 164.4% in 2010 compared to 2009 due to increased customer demand driven by the period over period increase in the average price of natural gas and the corresponding increase in drilling activity.

Capital Resources and Liquidity

Overview

Ongoing capital requirements result from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During 2011, the Company funded capital requirements primarily with operating cash flows, sale of common shares, and conversion of shares of exercisable and contingent warrants.

The global recession continued to affect the Company’s financial performance and liquidity in 2011; favorably trending Crude oil commodity prices, well completions and horizontal rig count throughout 2011 and sales in conjunction with new and existing market share penetration initiatives, increased demand for products and services across all business segments.

At December 31, 2011, the Company remained compliant with debt covenants. Significant terms of the Company’s term loan are discussed under “Item 8. Financial Statements and Supplementary Data” within Note 10 of the Notes to the Company’s Consolidated Financial Statements.

At December 31, 2011, the Company remained compliant with the continued listing standards of the NYSE. The Company was not compliant during 2010 due to failure to maintain NYSE global market capitalization and stockholders’ equity requirements in 2009. In March 2010, the Company submitted a plan of action to the NYSE which outlined management’s plan to achieve compliance during the 18-month cure period, allowed by the NYSE, which ended June 2011. During implementation and execution of the plan, the Company’s common stock continued to be listed on the NYSE, subject to compliance with other NYSE continued listing requirements. On March 29, 2010, the NYSE accepted the Company’s plan of action and on March 24, 2011, the NYSE notified the Company of compliance with listing standard requirements and full reinstatement.

Cash and cash equivalents totaled approximately $46.7 million at December 31, 2011 primarily attributable to cash flows from operations. During 2011, the Company received proceeds of $4.8 million from the exercise of Exercisable and Contingent Warrants, and $29.4 million from the private placement of 3.6 million common shares. Additionally, the Company realized proceeds of $5.3 million primarily attributable to lost-in-hole and asset sales activity. During the first half of 2011 the Company paid down $32.6 million of principal on the term loan debt, $1.0 million of commitment fees and $0.7 million in capital lease payments. The Company also utilized $16.6 million in working capital requirements and $10.0 million in capital expenditures. Favorable operating cash results, forecast increased activity and level of products and services demand in conjunction with current cash position and future outlook attributed to a $2.2 million increase in 2012 budgeted capital expenditures to $14.4 million from budgeted capital expenditures of $12.2 million in 2011.

Sufficient cash reserves are expected to be available to meet anticipated operating and capital expenditure requirements during 2012; however, the Company continues to explore alternative options to secure more favorable debt and equity financing terms.

During January 2012 the Company repaid $36.0 million to settle in full outstanding obligations of the 5.25% convertible senior secured notes, 2010 Notes. Additional details of the repayment are discussed under “Item 8. Financial Statements and Supplementary Data, Note 18—Subsequent Events. As of the end of January 2012, the Company had not drawn any funds against the revolving credit agreement.

Plan of Operations for 2012

The improvement in oil prices, tempered by liquid-rich natural gas price fluctuations increased oil and horizontal rig drilling activity and increased domestic and international market penetration initiatives during 2011 as compared to 2010 directly impacted the demand for Flotek’s products and services. Forecasting the depth and length of the recovery cycle of the current economy is challenging due to worldwide financial uncertainties. The 2011 annual average North American drilling rig count increased by 399 rigs, or 21.0%, to 2,297 rigs from the 2010 annual average North American drilling rig count of 1,898. Increased drilling activity combined with market share growth primarily contributed to the period over period revenue growth of 76.1% and an increased gross margin percentage of 4.9% compared to 2010.

The Company’s 2012 Plan of Operations anticipates sustained industry economic conditions and includes the following initiatives:

•    Explore funding opportunities/alternatives with financial advisors.

•    The capital expenditure budget for 2012 totals approximately $14.4 million, an increase of $2.2 million or 36.1% increase from the $12.2 million budgeted in 2011.

•    Expansion into identified/opportunistic foreign markets in order to realize strategic benefits for existing business segments. Continue to actively explore opportunities with existing and potential business partners to broaden geographic market penetration and/or use of new and existing products and services.

•    Strategic identification and sale of non-core assets and underperforming product lines. Continue identification of assets no longer aligned with strategic objectives and identify/quantify divestiture alternatives. In addition to providing liquidity, the sale of non-strategic assets would continue to concentrate efforts and resources on improvements and expansion of marketable products.

•    Emphasis on development of product lines that could be contributory to gross margin improvement.

Continue assessment of both outsourcing and insourcing opportunities to support operational improvements

•    Manage operating cash flows with receivables, payables and inventory management. Increased cash flow from inventory management will continue as demand for products increases. Continue management of working capital and revisit pricing strategies/adjust prices to obtain the most favorable market positions that conditions and environments allow.

•    Manage asset utilization to enhance and increase operational and market sale synergies across all business and product lines to remain responsive to market demand or products and services.

•    Emphasize technological advancement and differentiation across all business segments. Maintain current and ongoing R&D activities supporting Chemicals’ complex nano-fluid technology and chemical additive solutions and Drilling’s product design differentiation to remain responsive and proactive to specifically identified opportunities and customer product and service within expanding geographic markets.

•    Implement a new ERP system to more actively manage internal controls, reduce current accounting constraints and enhance operational responsiveness.

•    Continue to simplify existing tax structure, while taking advantage of existing NOL’s and automating intercompany and consolidation processes.

Cash Flows

Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$32,423	$12,099	$2,186
Net cash used in investing activities	(4,942)	(600)	(3,699)
Net cash provided by (used in) financing activities	(521)	1,900	7,812
Effect of exchange rate fluctuations	(141)	(21)	(7)
Net increase in cash and cash equivalents	$26,819	$13,378	$6,292

Operating Activities

During 2011, 2010 and 2009, cash from operating activities totaled $32.4 million, $12.1 million and $2.2 million, respectively. Consolidated net earnings for 2011 totaled $31.4 million compared to a consolidated net loss of $43.5 million for 2010 and a consolidated net loss of $50.3 million for 2009.

Noncash items recognized in 2011 totaled $17.5 million, which consisted of asset depreciation and amortization ($10.1 million), amortization of deferred financing costs and accretion of debt discount ($8.4 million), stock compensation expense ($7.4 million), loss on the extinguishment of debt ($3.2 million) and deferred for income tax provision ($1.9 million) offset by a reduction in the fair market value of the warrant liability ($9.6 million), net gain on the sale of assets of ($3.4 million) and an increase in the tax benefit related to share-based awards ($0.6 million).

Noncash items in 2010 totaled $55.9 million, consisted of an increase in the fair market value of warrant liability ($21.5 million), asset depreciation and amortization ($13.8 million), impairment of long-lived assets and other intangibles ($9.3 million), amortization of deferred financing costs and accretion of debt discount ($8.9 million), stock compensation expense ($4.7 million), reduction in the tax benefit of share-based awards ($1.7 million) and a loss on the extinguishment of debt ($1.0 million) offset by a net gain on the sale of assets of $1.3 million and a deferred income tax benefit ($3.6 million).

Noncash items in 2009 were $49.4 million and consisted of an impairment of goodwill ($18.5 million), asset depreciation and amortization ($14.2 million), deferred income tax provision ($10.5 million), amortization of deferred financing costs and accretion of debt discount ($6.4 million), and stock compensation expense ($1.7 million), offset by a net gain on the sale of long-lived assets ($1.4 million).

During 2011 changes in working capital used $16.5 million of cash. The change in working capital was primarily due to working capital utilization to meet increased demands of the improved global economic environment. Use of working capital was evidenced by increased accounts receivable ($17.9 million), increased inventory ($10.0 million) and increased other current asset ($0.9 million) offset by reductions in working capital obligations within accounts payable ($5.0 million) and federal income tax payable ($7.6 million).

During 2010 changes in working capital used $0.4 million in cash. The change in working capital is primarily due to working capital utilization to meet increased economic demands offset by efforts to match customer collection activity with vendor payments. Use of working capital is evidenced by increased accounts receivable and inventory balances ($12.7 million and $0.6 million, respectively) offset by reductions in working capital obligations in accounts payable ($5.5 million), accrued liabilities ($4.6 million) and income tax receivables ($3.6 million).

Investing Activities

During 2011, 2010 and 2009, capital expenditures were $10.0 million, $6.1 million and $6.6 million, respectively. Capital expenditures for 2011 increased due to the investment in capital infrastructure required to meet increased customer products and service demands, as well as increased drilling and market activity. Capital expenditures remained relatively consistent between 2010 and 2009 given the economic uncertainty during both years in addition to the Company closely monitoring and maintaining available cash. Capital expenditures in 2010 were for motors, shocks, jars, subs and instruments as well as fleet service vehicles to meet and support increased customer demand. Capital expenditures in 2009 were made to expand the Company’s rental tool fleet (primarily mud motors, MWD tools, shock subs and drilling jars), construct a larger facility for Teledrift operations and purchase additional plant and machinery, primarily machines to repair motors and for use in R&D activities. Cash flows used in investing activities during 2011, 2010 and 2009 were primarily offset with proceeds from the sale of assets of $5.3 million, $5.5 million, and $2.9 million, respectively.

Financing Activities

During 2011, financing activities used net cash of $0.5 million. During 2010 and 2009, financing activities provided net cash of $1.9 million and $7.8 million, respectively.

During 2011, the Company repaid $32.6 million outstanding Term Loan principal and made $0.7 million of capital lease payments. Additional cash used during 2011 consisted of $1.0 million of commitment fees related to the Term Loan, $0.4 million of Revolving Credit Facility origination fees, and $0.8 million of common stock repurchases associated with vesting of equity grants and corresponding tax payments settled in equity. Offsetting cash used were $29.4 million of proceeds from the sale of 3.6 million shares of the Company’s common stock on May 11, 2011, $4.8 million in proceeds from warrant exercises, $0.6 million of increased excess tax benefits related to stock-based compensation and $0.1 million of proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, the Company was not involved in any unconsolidated SPEs.

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

Contractual Obligations

Cash flows from operations are dependent on a variety of factors, including fluctuations in operating results, accounts receivable collections, inventory management, and the timing of payments for goods and services. Correspondingly, the impact of contractual obligations on the Company’s liquidity and capital resources in future periods is analyzed in conjunction with such factors.

Material contractual obligations consist of repayment of amounts borrowed through the 2008 Notes, Senior Credit Facility debt, capital and operating lease obligations. Contractual obligations at December 31, 2011 are as follows (in thousands):

	Payments Due by Period
	Total	1 year	2 - 3 years	4 -5 years	More than 5 years
Secured convertible senior notes (1)	$36,004	$-	$36,004	$-	$-
Unsecured senior convertible notes	70,500	-	70,500	-	-
Interest expense on convertible notes (2)	8,387	5,591	2,796	-	-
Capital lease obligations	1,642	767	875	-	-
Operating lease obligations	4,902	1,762	1,141	586	1,413

Total	$121,435	$8,120	$111,316	$586	$1,413

(1)	The Company repaid in January 2012. $36.0 million to eliminate obligations pursuant to the Secured convertible senior notes. See Note 18. for more details surrounding repayment of the 2010 Notes.
(2)	Interest at 5.25%, payable semi-annually on February 15 and August 15, with principal repayment on February 15, 2013, the date of the holder’s first put option.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenue and expenses during the reported periods. Significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes the following accounting policies are critical due to the significant, subjective and complex judgments and estimates required when preparing the consolidated financial statements. The Company regularly reviews the judgments, assumptions and estimates related to the critical accounting policies.

Revenue Recognition

Revenue for product sales and services are recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (c) the price to the customer is fixed and determinable, and (d) collectability is reasonably assured. The Company’s products and services are sold based on a purchase order and/or contract and have fixed or determinable prices. There is typically no right of return or any significant post delivery obligations. Probability of collection is assessed on a customer-by-customer basis.

Revenue and associated accounts receivable in the Chemicals, Drilling and Artificial Lift segments are recorded at the agreed price when the aforementioned conditions are met. Generally a signed proof of obligation is obtained from the customer (delivery ticket or field bill for usage). Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.

The Logistics division of chemicals recognizes revenue related to design and construction oversight contracts using the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date proportionate to the total estimated costs of completion. This calculated percentage is applied to the total estimated revenue at completion to calculate revenue earned to date. Contract costs include all direct labor and material costs, as well as indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance metrics and estimated profitability, including those arising from contract bonus and penalty provisions and final contract settlements, may periodically result in revisions to revenue and expenses and are recognized in the period in which such revisions become probable. Known or anticipated losses on contracts are recognized when such amounts become probable and estimable.

Within the Drilling segment, rental equipment that is damaged or lost-in-hole is billed to customers at the contractually negotiated replacement value of the rental equipment. The billed amount is recognized as revenue and the carrying value of the equipment is charged to cost of sales.

Revenue for equipment sold by the Artificial Lift segment is recorded net of any credit issued for return of an item for refurbishment under the equipment exchange program.

Sales tax collected from customers is not included in revenue but rather is accrued as a liability for future remittance to the respective taxing authorities.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of customers and grants credit based upon historical payment history, financial condition and industry expectations as available. Determination of the collectability of amounts due from customers requires the Company to use estimates and make judgments regarding future events and trends, including monitoring customers’ payment history and current credit worthiness in order to determine that collectability is reasonably assured. The Company also considers the overall business climate in which its customers operate.

These uncertainties require the Company to make frequent judgments and estimates regarding a customers’ ability to pay amounts due in order to assess and quantify an appropriate allowance for doubtful accounts. The primary factors used to quantify the allowance are customer delinquency, bankruptcy, and the Company’s estimate of its ability to collect outstanding receivables based on the number of days a receivable has been outstanding.

Substantially all of the Company’s customers operate in the energy industry. The cyclical nature of the industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations. Additionally, some customers are located in international areas that are inherently subject to risks of economic, political and civil instability.

During 2011, the Company strengthened its process of assessment of customer credit worthiness. The Company continued to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice outstanding for 90 days. Each invoice for customers with an identified problem is also assessed individually. At December 31, 2011, the allowance was 1.3% of accounts receivable, compared to an allowance of 1.0% a year earlier. International sales are increasing and were 14.1% of revenue for the year ended December 31, 2011, compared to 13.4% and 13.2% for 2010 and 2009, respectively.

While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.

Inventory Reserves

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or market. Finished goods inventories include raw materials, direct labor and production overhead. The Company’s inventory reserve represents the excess of the inventory carrying value over the amount expected to be realized from the ultimate sale or other disposal of the inventory.

The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based on the Company’s forecast of product demand, historical usage of inventory on hand, market conditions, production and procurement requirements and technological developments. Significant or unanticipated changes in market conditions or Company forecasts could affect the amount and timing of provisions for excess and obsolete inventory.

Significant changes have not been made in the methodology used to estimate the reserve for excess and obsolete inventory during the past three years. Specific assumptions are updated at the date of each evaluation to consider Company experience and current industry trends. Significant judgment is required to predict the potential impact which the current business climate and evolving market conditions could have on the Company’s assumptions. Changes which may occur in the energy industry are hard to predict and they may occur rapidly. To the extent that changes in market conditions result in adjustments to management assumptions, impairment losses could be realized in future periods.

During 2011, the Company enhanced the usage of its item age composition report to specifically identify slow moving and potentially obsolete items. The enhanced methodology follows the basic premises previously used and applies the analysis to specific inventory items. At December 31, 2011, the reserve for excess and obsolete inventory was $2.7 million or 6.6% of inventory. A year earlier the reserve was $2.6 million or 8.6% of inventory. Inventory turns increased to 4.7 times in 2011 compared to a year earlier when inventory turns were 3.4 times. The provision for excess and obsolete inventory was $1.0 million and $0.8 million, respectively, in 2011 and 2010. During the industry downturn in 2009, inventory turned only 2.5 times and the provision for excess and obsolete inventory was $6.3 million.

Goodwill

Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At December 31, 2011, only two reporting units, Chemicals and Logistics and Teledrift, have an unamortized goodwill balance.

During annual goodwill impairment testing in 2011, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. Based on its qualitative assessment, the Company concluded that there was no indication of the need for an impairment of goodwill as of the fourth quarter of 2011, and therefore, no further testing was required.

Impairment testing in 2010 and 2009 consisted of a two-step process. The first step is to compare the estimated fair value of each reporting unit which has goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test is performed to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied value, an impairment loss is recognized in an amount equal to that excess.

The Company determines fair value using widely accepted valuation techniques, including discounted cash flows and market multiples analyses, and through use of independent fixed asset valuation firms, as appropriate. These types of analyses contain uncertainties as they require management to make assumptions and to apply judgments regarding industry economic factors and the profitability of future business strategies. The Company’s policy is to conduct impairment testing based on current business strategies, taking into consideration current industry and economic conditions, as well as the Company’s future expectations. Key assumptions used in the discounted cash flow valuation model include, among others, discount rates, growth rates, cash flow projections and terminal value rates. Discount rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined using a weighted average cost of capital (“WACC”). The WACC considers market and industry data, as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in a similar business. Management uses industry considerations and Company-specific historical and projected results to develop cash flow projections for each reporting unit. Additionally, as part of the market multiples approach, the Company utilizes market data from publicly traded entities whose businesses operate in industries comparable to the Company’s reporting units, adjusted for certain factors that increase comparability.

During the 2010 annual impairment testing, the estimated fair value of the Chemicals and Logistics reporting unit exceeded its total carrying value by approximately $81.3 million. The estimated fair value of the Teledrift reporting unit exceeded its total carrying value by approximately $21.3 million. As a result, the second step of the evaluation process was not required. To evaluate the sensitivity of the fair value calculations of the reporting units, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the Chemicals and Logistics and Teledrift reporting units by approximately $2.8 million and $2.2 million, respectively. In addition, the Company applied a hypothetical 10% reduction to the Company’s market multiples, key financial measures and estimated future cash flows utilized in the Company’s impairment analyses. This would have reduced the estimated fair value of the Chemicals and Logistics and Teledrift reporting units by approximately $20.0 million and $11.0 million, respectively. Neither of these sensitivity analyses indicated impairment.

Due to macro-economic conditions affecting the oil and gas industry and declining financial performance of the Company’s reporting units during 2009, management tested for evidence of goodwill impairment during the second and third quarters of 2009 and again during annual impairment testing in the fourth quarter. Based on this testing, a goodwill impairment charge of $18.5 million related to the Teledrift reporting unit was recorded in the second quarter of 2009. The Company’s testing did not indicate an impairment of goodwill for the Chemicals and Logistics reporting unit.

The Company cannot predict the occurrence of events or circumstances that could adversely affect the fair value of goodwill. Such events may include, but are not limited to, deterioration of the economic environment, particularly in the oil and gas industry, increases in the Company’s weighted average cost of capital, material negative changes in relationships with significant customers, reductions in valuations of other public companies in the Company’s industry, or strategic decisions made in response to economic and competitive conditions. If actual results are not consistent with the Company’s current estimates and assumptions, impairment of goodwill could be required.

Long-Lived Assets Other than Goodwill

Long-lived assets other than goodwill consist of property and equipment and intangible assets which have determinable lives. The Company makes judgments and estimates regarding the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods to be applied, estimated useful lives and possible impairments. The Company has no intangible assets with indefinite lives. Property and equipment and intangible assets with determinable lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.

For property and equipment, events or circumstances indicating possible impairment may include a significant decrease in market value or a significant change in the business climate. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying value over its fair value. Fair value is generally determined using an appraisal by an independent valuation firm or by using a discounted cash flow analysis.

For intangible assets with definite lives, events or circumstances indicating possible impairment may include an adverse change in the extent or manner in which the asset is being used or a change in the assessment of future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flows.

The development of future net undiscounted cash flow projections requires management projections of future sales and profitability trends and the estimation of remaining useful lives of assets. These projections are consistent with those projections the Company uses to internally manage operations. When potential impairment is identified, a discounted cash flow valuation model similar to that used to value goodwill at the reporting unit level, incorporating discount rates commensurate with risks associated with each asset, is used to determine the fair value of the asset in order to measure potential impairment. Discount rates are determined by using a WACC. Estimated revenue and WACC assumptions are the most sensitive and susceptible to change in the long-lived asset analysis as they require significant management judgment. The Company believes the assumptions used are reflective of what a market participant would have used in calculating fair value.

Valuation methodologies utilized to evaluate long-lived assets other than goodwill for impairment were consistent with prior periods. Specific assumptions discussed above are updated at each test date to consider current industry and Company-specific risk factors from the perspective of a market participant. The current business climate is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to the Company’s assumptions. To the extent that changes in the current business climate result in adjustments to management projections, impairment losses may be recognized in future periods.

No impairment was recorded for property and equipment and intangible assets with determinable lives during 2011 and 2009. However in 2010, the Company recognized an impairment loss of $0.4 million of other intangible assets, as well as, impairment of certain rental fixed assets within the

Drilling segment due to shifts in industry demand. Consequently, the Company recognized an impairment of rental tool assets of $8.9 million.

Warrant Liability

The Company evaluates financial instruments for freestanding and embedded derivatives. The warrant liability does not have a readily determinable fair value, and therefore its valuation requires significant management judgment and estimation. The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrant liability at the end of each reporting period. Changes in the fair value of the warrant liability during each reporting period are recorded in the statement of operations. Inputs into the Black-Scholes option-pricing model require using estimates, including such items as estimated volatility based upon historical volatilities of the Company’s stock and an identified group of peer companies and estimated life of the financial instruments being valued.

Fair Value Measurements

Fair value is defined as the amount that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between unrelated third party market participants at the measurement date. In determination of fair value measurements for assets and liabilities the Company considers the principal, or most advantageous market, and assumptions that market participants would use when pricing the asset or liability. The Company categorizes financial assets and liabilities using a three-tiered fair value hierarchy, based upon the nature of the inputs used in the determination of fair value. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability and may be observable or unobservable. Significant judgments and estimates are required, particularly when inputs are based on pricing for similar assets or liabilities, pricing in non-active markets or when unobservable inputs are required.

Income Taxes

The Company’s estimates tax provision is subject to judgments and estimates necessitated by the complexity of existing regulatory tax statutes and the effect of these upon the Company due to operations in multiple tax jurisdictions. Income tax expense is based on taxable income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. The Company’s income tax expense will fluctuate from year to year as the amount of pre-tax income fluctuates. Changes in tax laws, and the Company’s profitability within and across the jurisdictions may impact the Company’s tax liability. While the annual tax provision is based on the best information available to the Company at the time of preparation, several years may elapse before the ultimate tax liabilities are determined.

Deferred tax assets and liabilities are recognized related to the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using statutory tax rates at the applicable year end. A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more-likely-than-not such assets will not be realized. At December 31, 2011, the Company recorded a deferred tax assets valuation allowance of $19.5 million.

The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2011, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure.

Share-Based Compensation

The Company has stock-based incentive plans which are authorized to issue stock options, restricted stock and other incentive awards. Stock-based compensation expense for stock options is determined based upon estimated grant-date fair value. This fair value is calculated using the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility and expected option life. In addition, the Company estimates an expected forfeiture rate and recognizes expense only for those shares expected to vest. The estimated forfeiture rate is based on historical experience. To the extent actual forfeiture rates differ from the estimate, stock-based compensation expense is adjusted accordingly.

Loss Contingencies

The Company is subject to a variety of loss contingencies that could arise during the Company’s conduct of business. Management considers the likelihood of a loss or the impairment of an asset or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of loss in determining potential loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Accruals for loss contingencies have not been recorded during the past three years. The Company regularly evaluates current information available to determine whether such accruals should be made or adjusted.

Seasonality

Due to increased customer spending at calendar year end, Chemicals’ results of operations are historically highest in the fourth quarter of the calendar year and lowest during the first quarter. The results of operations of the Artificial Lift operating results of operations generally trend lowest during the second quarter of the calendar year due to federal land drilling restrictions the migratory/breeding season of certain protected bird species.

Recent Accounting Pronouncements

Recent accounting pronouncements which may impact the Company are described in Part II, Item 8—“Financial Statements and Supplementary Data,” Note 2—Summary of Significant Accounting Policies; in the Notes to Consolidated Financial Statements.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

The Company is exposed to the impact of interest rate changes on any outstanding indebtedness under the revolving credit facility agreement which has a variable interest rate. At December 31, 2011, the Company had not borrowed against the revolving credit facility agreement which permits borrowing up to $35.0 million.

Warranty Liability

The Company is required to account for investor warrants as derivative liabilities at the end of each reporting period. Warrant liability is presented as a long-term liability on the balance sheet and totaled $16.6 million and $26.2 million as of December 31, 2011 and 2010, respectively. The periodic change in the value of the warrant liability is recorded as either non-cash income (when the value of the warrants decrease) or as non-cash expense (when the value of the warrants increase). Although the value of the warrants are affected by interest rates, the remaining contractual conversion period and stock volatility, the primary cause of the change in the warrants’ value is the price of the Company’s common stock. With an increase in common share price, the value of the derivatives will generally increase conversely, a decrease in the common share price will generally result in a decrease in the value of the derivatives, holding all other factors constant. The Company’s stock has historically been volatile; as a result, periodic non-cash gain or loss from change in fair value of derivative liabilities may be material.

The change in fair-value of derivatives is disclosed in the Consolidated Statements of Operations within the Other Income (expenses) and is discussed above and in Part II, Item 8—“Financial Statements and Supplementary Data,” Note 10—Fair Value Measurements and Note 13—Convertible Preferred Stock and Stock Warrants in the Notes to Consolidated Financial Statements. The non-cash gain from the change in the fair value of warrants was $9.6 million or 36.1% of net income for the year ended December 31, 2011. A non-cash loss from the change in fair value of warrants totaled $21.5 million or 42.9% of net loss for the year ended December 31, 2010.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Flotek Industries, Inc.

We have audited Flotek Industries, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Flotek Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Flotek Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flotek Industries, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flotek Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of Flotek Industries, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Flotek Industries, Inc. and Subsidiaries:

We have audited the accompanying Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows of Flotek Industries, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Flotek Industries, Inc. and Subsidiaries for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas

May 21, 2010

FLOTEK INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$46,682	$19,863
Restricted cash	150	150
Accounts receivable, net of allowance for doubtful accounts of $571 and
$262 at December 31, 2011 and 2010, respectively	44,567	27,310
Inventories, net	37,888	27,845
Deferred tax assets, net	841	575
Income taxes receivable	-	2,973
Other current assets	1,933	1,041

Total current assets	132,061	79,757
Property and equipment, net	43,914	42,524
Goodwill	26,943	26,943
Deferred tax assets, net	-	117
Other intangible assets, net	29,094	35,466

TOTAL ASSETS	$232,012	$184,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,562	$13,520
Accrued liabilities	8,397	11,956
Income taxes payable	3,876	-
Interest payable	2,097	2,185
Current portion of long-term debt	767	6,454
Deferred tax liabilities, net	-	117

Total current liabilities	33,699	34,232
Convertible senior notes, net of discount	99,738	98,555
Long-term debt, less current portion	875	28,127
Warrant liability	16,622	26,193
Deferred tax liabilities, net	2,780	1,153

Total liabilities	153,714	188,260

Commitments and contingencies
Stockholders’ equity (deficit):
Cumulative convertible preferred stock, at accreted value; $0.0001 par value,
100,000 shares authorized; zero and 11,205 shares issued and outstanding at December 31, 2011 and 2010, respectively; liquidation preference of
$1,000 per share	-	7,280
Common stock, $0.0001 par value, 80,000,000 shares authorized;
51,957,652 shares issued and 49,153,495 shares outstanding at
December 31, 2011; 36,753,891 shares issued and 35,327,893 shares
outstanding at December 31, 2010	5	4
Additional paid-in capital	166,814	103,408
Accumulated other comprehensive income (loss)	(44)	97
Accumulated deficit	(86,810)	(113,350)
Treasury stock, at cost; 1,358,299 and 565,199 shares at December 31,
2011 and 2010, respectively	(1,667)	(892)

Total stockholders’ equity (deficit)	78,298	(3,453)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$232,012	$184,807

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenue	$258,785	$146,982	$112,550
Cost of revenue	(152,965)	(94,012)	(83,166)

Gross margin	105,820	52,970	29,384

Expenses:
Selling, general and administrative	(50,612)	(41,861)	(36,943)
Depreciation and amortization	(3,983)	(4,543)	(4,926)
Research and development	(2,337)	(1,441)	(2,118)
Impairment of long-lived assets	-	(8,898)	-
Loss on disposal of long-lived assets	-	(2,104)	-
Impairment of goodwill and intangible assets	-	(390)	(18,500)

Total expenses	(56,932)	(59,237)	(62,487)

Income (loss) from operations	48,888	(6,267)	(33,103)

Other income (expense):
Change in fair value of warrant liability	9,571	(21,464)	465
Interest expense	(15,960)	(19,399)	(15,524)
Loss on extinguishment of debt	(3,225)	(995)	-
Other financing costs	-	(816)	-
Other expense, net	(4)	(69)	(155)

Total other income (expense)	(9,618)	(42,743)	(15,214)

Income (loss) before income taxes	39,270	(49,010)	(48,317)
Income tax (provision) benefit	(7,862)	5,545	(2,016)

Net income (loss)	31,408	(43,465)	(50,333)
Accrued dividends and accretion of discount on preferred
stock	(4,868)	(6,543)	(2,231)

Net income (loss) attributable to common stockholders	$26,540	$(50,008)	$(52,564)

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per common share	$0.60	$(1.94)	$(2.68)
Diluted earnings (loss) per common share	$0.56	$(1.94)	$(2.68)
Weighted average common shares used in computing basic
and diluted earnings (loss) per common share:
Weighted average common shares used in computing basic
earnings (loss) per common share	44,229	25,731	19,595
Weighted average common shares used in computing
diluted earnings (loss) per common share	47,638	25,731	19,595

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares Issued	Value	Shares	Value	Shares	Cost
Balance, December 31, 2008	23,174	$2	-	$-	159	$(497)	$77,253	$125	$(10,778)	$66,105
Net loss	-	-	-	-	-	-	-	-	(50,333)	(50,333)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(7)	-	(7)

Comprehensive loss										(50,340)
Sale of preferred stock and detachable
warrants	-	-	16	10,806	-	-	-	-	-	10,806
Issuance costs of preferred stock and
detachable warrants	-	-	-	-	-	-	(1,199)	-	-	(1,199)
Accretion of discount on preferred stock	-	-	-	1,331	-	-	-	-	(1,331)	-
Preferred stock dividends	-	-	-	-	-	-	-	-	(900)	(900)
Beneficial conversion discount on preferred stock	-	-	-	(5,194)	-	-	5,194	-	-	-
Restricted stock forfeited	-	-	-	-	152	-	-	-	-	-
Stock options exercised	100	-	-	-	-	-	30	-	-	30
Restricted shares issued and treasury
stock purchase in payment of 2008 bonus	471	-	-	-	35	(48)	481	-	-	433
Restricted stock granted	423	-	-	-	-	-	-	-	-	-
Reduction in tax benefit of share-based
awards	-	-	-	-	-	-	(195)	-	-	(195)
Stock compensation expense	-	-	-	-	-	-	1,731	-	-	1,731
Tax benefit related to convertible debt
bifurcation	-	-	-	-	-	-	725	-	-	725

Balance, December 31, 2009	24,168	2	16	6,943	346	(545)	84,020	118	(63,342)	27,196
Net loss	-	-	-	-	-	-	-	-	(43,465)	(43,465)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(21)	-	(21)

Comprehensive loss										(43,486)
Common stock issued in payment of
debt issuance costs	4,042	1	-	-	-	-	5,095	-	-	5,096
Common stock issued in exchange of
convertible notes	1,569	-	-	-	-	-	1,992	-	-	1,992
Accretion of discount on preferred stock	-	-	-	5,132	-	-	-	-	(5,132)	-
Preferred stock dividends, net of
forfeitures	-	-	-	-	-	-	-	-	(1,411)	(1,411)
Stock warrants exercised	3,923	1	-	-	-	-	4,452	-	-	4,453
Stock options exercised	140	-	-	-	-	-	114	-	-	114
Restricted stock granted	827	-	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	23	-	-	-	-	-
Treasury stock purchased	-	-	-	-	196	(347)	-	-	-	(347)
Reduction in tax benefit related to
share-based awards	-	-	-	-	-	-	(1,744)	-	-	(1,744)
Stock compensation expense	-	-	-	-	-	-	4,684	-	-	4,684
Conversion of preferred stock into
common stock	2,085	-	(5)	(4,795)	-	-	4,795	-	-	-

Balance, December 31, 2010	36,754	4	11	7,280	565	(892)	103,408	97	(113,350)	(3,453)
Net income	-	-	-	-	-	-	-	-	31,408	31,408
Foreign currency translation adjustment	-	-	-	-	-	-	-	(141)	-	(141)

Comprehensive income			`							31,267
Sale of common stock, net of issuance
cost	3,665	-	-	-	-	-	29,438	-	-	29,438
Common stock issued in payment of
term loan debt	171	-	-	-	-	-	1,398	-	-	1,398
Common stock issued in payment of
convertible notes	559	-	-	-	-	-	5,165	-	-	5,165
Accretion of discount on preferred stock	-	-	-	3,925	-	-	-	-	(3,925)	-
Common stock issued in payment of
preferred stock dividends	624	-	-	-	-	-	3,254	-	-	3,254
Preferred stock dividends, net of
forfeitures	-	-	-	-	-	-	-	-	(943)	(943)
Stock warrants exercised	3,961	-	-	-	-	-	4,793	-	-	4,793
Stock options exercised	64	-	-	-	-	-	147	-	-	147
Restricted stock granted	1,288	-	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	11	-	-	-	-	-
Treasury stock purchased	-	-	-	-	81	(775)	-	-	-	(775)
Excess tax benefit related to share-based
awards	-	-	-	-	-	-	570	-	-	570
Stock compensation expense	-	-	-	-	-	-	7,437	-	-	7,437
Conversion of preferred stock into
common stock	4,872	1	(11)	(11,205)	-	-	11,204	-	-	-
Return of borrowed shares under share
lending agreement	-	-	-	-	701	-	-	-	-	-

Balance, December 31, 2011	51,958	$5	-	$-	1,358	$(1,667)	$166,814	$(44)	$(86,810)	$78,298

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$31,408	$(43,465)	$(50,333)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,105	13,768	14,186
Amortization of deferred financing costs	3,126	3,914	1,552
Accretion of debt discount	5,295	4,946	4,798
Change in fair value of warrant liability	(9,571)	21,464	(465)
Provision for doubtful accounts	661	94	45
Gain on sale of assets	(3,378)	(1,261)	(1,365)
Impairment of goodwill, intangible assets or fixed assets	-	9,288	18,500
Stock compensation expense	7,437	4,684	1,731
Reduction in (excess) tax benefit related to share-based awards	(570)	1,744	195
Deferred income tax provision (benefit)	1,218	(3,611)	10,500
Unrealized gain on interest rate swap	-	-	(199)
Loss on extinguishment of debt	3,225	995	-
Change in current assets and liabilities:
Restricted cash	-	(140)	(1)
Accounts receivable	(17,918)	(12,792)	22,548
Inventories	(10,043)	(613)	10,795
Income taxes, net	7,563	3,634	(6,607)
Accounts payable	5,041	5,499	(14,645)
Other current assets	(892)	(170)	449
Accrued liabilities	(255)	4,608	(9,768)
Interest payable	(29)	(487)	270

Net cash provided by operating activities	32,423	12,099	2,186

Cash flows from investing activities:
Capital expenditures	(9,984)	(6,060)	(6,555)
Proceeds from sale of assets	5,286	5,460	2,858
Purchase of patents and other intangible assets	(244)	-	(2)

Net cash used in investing activities	(4,942)	(600)	(3,699)

Cash flows from financing activities:
Repayments of indebtedness	(33,273)	(38,572)	(27,764)
Proceeds from the sale of common stock	29,438	-	-
Proceeds from exercise of warrants	4,793	4,453	-
Debt issuance costs	(1,421)	(2,004)	(819)
Purchase of treasury stock	(775)	(236)	(48)
Excess (reduction in) tax benefit related to share-based awards	570	(1,744)	(195)
Proceeds from exercise of stock options	147	3	30
Proceeds from borrowings	-	40,000	21,807
Proceeds from preferred stock offering	-	-	16,000
Issuance costs of preferred stock and detachable warrants	-	-	(1,199)

Net cash (used in) provided by financing activities	(521)	1,900	7,812

Effect of exchange rate changes on cash and cash equivalents	(141)	(21)	(7)

Net increase in cash and cash equivalents	26,819	13,378	6,292
Cash and cash equivalents at the beginning of year	19,863	6,485	193

Cash and cash equivalents at the end of year	$46,682	$19,863	$6,485

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Nature of Operations

Flotek Industries, Inc. (“Flotek” or the “Company”) is a global developer and supplier of drilling and production related products and services. Flotek’s strategic focus, and that of its diversified wholly-owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. The Company also manages automated material handling, loading facilities and blending capabilities for a variety of bulk materials. The Company’s products and services enable customers to drill wells more efficiently, to increase production from existing wells and to decrease well operating costs. Major customers include leading oilfield service providers, major, as well as, independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Flotek Industries, Inc. and all wholly-owned subsidiary corporations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable arise from product sales, product rentals and services and are stated at estimated net realizable value. This value incorporates an allowance for doubtful accounts to reflect any loss anticipated on accounts receivable balances. The Company regularly evaluates its accounts receivable to estimate amounts that will not be collected and records the appropriate provision for doubtful accounts as a charge to operating expenses. The allowance for doubtful accounts is based on a combination of the age of the receivables, individual customer circumstances, credit conditions and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible.

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

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Beginning balance	$262	$948	$1,465
Charge to expenses	661	94	45
Write-offs	(352)	(780)	(562)

Ending balance	$571	$262	$948

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or market. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and records a provision for excess and obsolete inventory based primarily on forecasts of product demand, historical trends, market conditions, production or procurement requirements and technological developments and advancements.

Property and Equipment

Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including assets held under capital leases, is calculated using the straight-line method over the asset’s estimated useful life:

Buildings and leasehold
improvements	2-30 years
Machinery, equipment and rental
tools	7-10 years
Furniture and fixtures	3 years
Transportation equipment	2-5 years
Computer equipment and software	3-7 years

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include a significant decline in market value and a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.

Internal Use Computer Software Costs

Direct costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s specific operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. Costs incurred during the preliminary project stage and costs for training, data conversion and maintenance are expensed as incurred.

Goodwill

Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization,

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit.

Beginning with the annual testing in 2011, the Company assesses whether a goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment or two-step impairment test is performed to determine whether a goodwill impairment exists at the reporting unit.

Goodwill is tested for impairment at a reporting unit level. Impairment testing for goodwill consists of a two-step process. The first step is to compare the estimated fair value of each reporting unit with goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is performed to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.

Other Intangible Assets

The Company’s other intangible assets have determinable lives and primarily consist of customer relationships, but also include purchased patents and a purchased brand name. The cost of intangible assets with determinable lives is amortized using the straight-line method over the estimated period of economic benefit, ranging from two to 20 years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets. The Company has no intangible assets with indefinite lives.

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.

Warrant Liability

The warrant liability does not have a readily determinable fair value. Each reporting period, the Company uses the Black-Scholes option-pricing model to estimate the fair value of its warrant liability. Changes in the fair value of the warrant liability are recognized in the statement of operations.

Fair Value Measurements

The Company categorizes financial assets and liabilities using a three-tier fair value hierarchy,

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

based on the nature of the inputs used to determine fair value. Inputs refer broadly to assumptions market participants would use to value an asset or liability and may be observable or unobservable. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). “Level 1” measurements are measurements using quoted prices in active markets for identical assets and liabilities. “Level 2” measurements are measurements using quoted prices in markets that are not active or that are based on quoted prices for similar assets or liabilities. “Level 3” measurements are measurements that use significant unobservable inputs which require a company to develop its own assumptions. When determining the fair value of assets and liabilities, the Company uses the most reliable measurement available.

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

The Logistics division recognizes revenue from design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. Contracts for services are inclusive of direct labor and material costs, as well as, indirect costs of operations. General and administrative costs are charged to expense as incurred. Changes in job performance metrics and estimated profitability, including contract bonus or penalty provisions and final contract settlements, are recognized in the period such revisions appear probable. Known or anticipated losses on contracts are recognized in full when amounts are probable and estimable. Bulk material loading revenue is recognized as services are performed.

Drilling revenue is recognized upon receipt of a signed and dated field billing ticket from the customer. Customers are charged contractually agreed amounts for oilfield rental equipment damaged or lost-in-hole (“LIH”). LIH proceeds are recognized as revenue and associated carrying value is charged to cost of sales. LIH revenue totaled $4.5 million, $3.1 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company generally is not contractually obligated to accept returns, except for defective products. Typically products determined to be defective are replaced or the customer is issued a credit memo. Based on historical return rates, no provision is made for returns at the time of sale. All costs associated with product returns are expensed as incurred.

Foreign Currency Translation

Financial statements of foreign subsidiaries are prepared using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at exchange rates in effect as of the end of identified reporting periods. Revenue and expense transactions are translated using the average monthly exchange rate for the reporting period. Resultant translation adjustments are recognized as other comprehensive income (loss) within stockholders’ equity.

Comprehensive Income (Loss)

Comprehensive income (loss) encompasses all changes in stockholders’ equity except those arising

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

from investments from, and distributions to stockholders. The Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

Research and Development Costs

Expenditures for research activities relating to product development and improvement are charged to expense as incurred.

Income Taxes

The Company has two U.S. tax filing groups which file separate U.S. Federal tax returns. As a result, taxable income of one return cannot be offset by tax attributes, including net operating losses, of the other return.

The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

U.S. Federal income taxes are not provided on unremitted earnings of subsidiaries operating outside the U.S. because it is the Company’s intention to permanently reinvest undistributed earnings in the subsidiary. These earnings would become subject to income tax if they were remitted as dividends or loaned to a U.S. affiliate. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.

The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding; inclusive of potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common shares equivalents consist of incremental shares of common stock issuable upon exercise of stock options and warrants and conversion of convertible senior notes and convertible preferred stock.

Debt Issuance Costs

Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense.

Capitalization of Interest

Interest costs are capitalized for qualifying in-process software development projects. Capitalization of interest commences when activities to prepare the asset are in progress, and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. During the year ended December 31, 2011, $0.1 million of interest was capitalized.

Stock-Based Compensation

Stock-based compensation expense for share-based payments, related to stock option and restricted stock awards, is recognized based on their grant-

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of identified contingent liabilities and reported amounts of revenue and expense. Actual results could differ from estimates. Significant items subject to estimates and assumptions include application of the percentage-of-completion method of revenue recognition, carrying amount and useful lives of property and equipment and intangible assets, share-based compensation expense, valuation allowance for accounts receivable and inventories and impairment assessment. While management believes current estimates are reasonable and appropriate, actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” to amend certain measurement and disclosure requirements related to fair value measurements. Additional disclosure requirements include quantitative information about unobservable inputs used for Level 3 measurements and disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company is currently evaluating this guidance, and other than requiring additional disclosures, does not expect that its adoption will have a material effect on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which provides new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, and other than changing the presentation of the financial statements, does not expect that its adoption will have a material effect on the consolidated financial statements. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 defers changes required in ASU No. 2011-05 related to the presentation of reclassification adjustments and allows time for re-deliberation by the FASB.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” which permits a company to first assess qualitative factors to determine if it is more-likely-than-not that goodwill is impaired as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current standards. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance for its annual goodwill impairment testing during the fourth quarter of 2011. Implementation of this standard did not have a material effect on the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Supplemental non-cash investing and financing activities:
Value exchanged in conversion of preferred stock into common
stock	$ 11,205	$ 4,795	$ -
Value of common stock issued in payment of convertible notes	5,165	-	-
Value of common stock issued in payment of preferred stock
dividends	3,254	-	-
Value of common stock issued in payment of term loan debt	1,398	-	-
Property and equipment acquired through capital leases	1,334	615	211
Value of common stock issued in payment of debt issuance costs	-	5,095	-
Reduction in convertible debt upon note exchange	-	1,996	-
Value of common stock issued in exchange for convertible notes	-	1,992	-
Debt related commitment fees included in accrued liabilities	-	1,000	-
Exercise of stock options by common stock surrender	-	111	-
Warrant liability recognized upon issuance of warrants	-	-	5,194
Restricted shares issued in payment of accrued bonuses	-	-	481
Supplemental cash payment information:
Interest paid	$ 7,627	$ 10,901	$ 9,063
Income taxes (refunded) paid, net	(904)	(6,186)	3,685

Note 4—Product Revenue

The Company differentiates revenue and cost of revenue dependent upon whether the source of revenue is related to Products, Rentals or Services (in thousands):

	Year ended December 31,
	2011	2010	2009
Revenue:
Product	$176,245	$93,763	$72,282
Rental	63,610	42,169	28,620
Service	18,930	11,050	11,648

	$258,785	$146,982	$112,550

Cost of revenue:
Product	$109,115	$54,924	$48,728
Rental	27,581	22,390	17,769
Service	10,147	7,476	7,409
Depreciation	6,122	9,222	9,260

	$152,965	$94,012	$83,166

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory

Inventory is comprised of the following (in thousands):

	00000000000	00000000000
	December 31,
	2011	2010
Raw materials	$12,490	$10,920
Work-in-process	160	25
Finished goods	27,917	19,533

Inventory	40,567	30,478
Less reserve for excess and obsolete inventory	(2,679)	(2,633)

Inventory, net	$37,888	$27,845

Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	000000000	000000000	000000000
	Year ended December 31,
	2011	2010	2009
Balance, beginning of year	$2,633	$3,080	$2,407
Charged to costs and expense	1,011	771	6,340
Deductions	(965)	(1,218)	(5,667)

Balance, end of the year	$2,679	$2,633	$3,080

Note 6—Property and Equipment.

Property and equipment includes (in thousands):

	December 31,
	2011	2010
Land	$1,220	$1,266
Buildings and leasehold improvements	18,401	18,609
Machinery, equipment and rental tools	44,364	40,247
Equipment in progress	4,048	1,271
Furniture and fixtures	1,288	1,278
Transportation equipment	4,853	3,648
Computer equipment	1,900	1,895

Property and equipment	76,074	68,214
Less accumulated depreciation	(32,160)	(25,690)

Property and equipment, net	$43,914	$42,524

Depreciation expense, inclusive of expense captured in cost of revenue, was $8.0 million, $11.3 million and $11.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Potential impairment of certain rental fixed assets within Drilling were identified in 2010 due to shifts in market demand. Drilling activity had become more concentrated in horizontal and directional drilling from the previously dominant vertical drilling.

The estimated fair value of identified asset groups was calculated based on probability weighted future cash flows. Expected cash flows of each identified asset group took into consideration direct material cost margins and serviceable costs, historic and expected utilization, and remaining useful life. In addition, the Company used a present value WACC technique to analyze the recoverability of the identified asset groups. The Company recognized impairment charges of $8.9 million during the year ended December 31, 2010 and a net loss on disposal of assets of $2.1 million.

During 2011 and 2009, no impairment was recognized related to property and equipment.

Note 7—Goodwill

Goodwill is tested for impairment annually in the fourth quarter, or more frequently if circumstances are indicative of potential impairment. The Company has identified four reporting units, of which only two, Chemicals and Logistics and Teledrift, have an unamortized goodwill balance at December 31, 2011.

During annual goodwill impairment testing in 2011, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. The Company concluded that it was not more-likely-than-not that goodwill was impaired as of the fourth quarter of 2011, and therefore, further testing was not required. The Company’s 2010 annual goodwill impairment testing did not identify impairment of goodwill in any reporting unit. During 2009, the periodic assessment of goodwill was performed due to continuing deterioration in global economies and in oil and gas industry conditions, and the declining financial performance of all reporting units. An impairment charge of $18.5 million was recognized for the Teledrift reporting unit in June 2009. No additional impairment of goodwill was identified during subsequent interim and annual testing during 2009.

In estimating the fair value of the Company’s reporting units, management makes estimates and judgments regarding future cash flows and market valuations using a combination of income and market approaches. The income approach, specifically a discounted cash flow analysis, includes assumptions for discount rates, cash flow projections, growth rates and terminal value rates. Each assumption is reevaluated and updated at each testing date to take into consideration Company-specific risk factors from the perspective of a market participant.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying value of goodwill for each reporting unit were as follows (in thousands):

	Chemicals and Logistics	Downhole Tool	Teledrift	Artificial Lift	Total
Balance at December 31, 2009:
Goodwill	$11,610	$43,009	$46,396	$5,861	$106,876
Accumulated impairment losses	-	(43,009)	(31,063)	(5,861)	(79,933)

Goodwill balance, net	11,610	-	15,333	-	26,943
Activity during the year 2010:
Goodwill impairment	-	-	-	-	-
recognized	-	-	-	-	-
Balance at December 31, 2010:
Goodwill	11,610	43,009	46,396	5,861	106,876
Accumulated impairment losses	-	(43,009)	(31,063)	(5,861)	(79,933)

Goodwill balance, net	11,610	-	15,333	-	26,943
Activity during the year 2011:
Goodwill impairment
recognized	-	-	-	-	-
Balance at December 31, 2011:
Goodwill	11,610	43,009	46,396	5,861	106,876
Accumulated impairment losses	-	(43,009)	(31,063)	(5,861)	(79,933)

Goodwill balance, net	$11,610	$-	$15,333	$-	$26,943

Note 8—Other Intangible Assets

Other intangible assets are as follows (in thousands):

	December 31,
	2011		2010
	Basis	Accumulated Amortization	Basis	Accumulated Amortization
Patents	$4,532	$1,425	$4,521	$1,123
Customer lists	23,337	5,336	23,337	3,986
Non-compete agreements	402	348	402	268
Brand names	6,151	1,205	6,151	897
Other	922	733	275	275

Total intangible assets acquired	35,344	9,047	34,686	6,549
Deferred financing costs	8,790	5,993	12,827	5,498

Total other intangible assets	$44,134	$15,040	$47,513	$12,047

Carrying value:
Intangible assets, net	$29,094		$35,466

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets acquired are amortized on a straight-line basis from two to 20 years. Intangible asset amortization expense of $2.1 million, $2.5 million and $2.5 million was recognized for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of deferred financing costs of $3.1 million, $4.0 million and $1.5 million was recognized for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated future amortization expense for other intangible assets, including deferred financing costs, at December 31, 2011 for the next five calendar years is as follows (in thousands):

Year ending December 31,
2012	$4,484
2013	2,002
2014	1,942
2015	1,894
2016	1,888
Thereafter	16,884

Other intangible assets, net	$29,094

During 2010, the Company became aware of a vendor’s noncompliance with an exclusivity and preferential pricing arrangement recorded as an intangible asset with remaining unamortized residual value of $0.4 million. Consequently, the Company, recognized an impairment loss of $0.4 million.

During 2011 and 2009 no impairment was recognized related to other intangible assets.

Note 9 — Convertible Notes, Long-Term Debt and Credit Facility

Convertible notes and long-term debt are as follows (in thousands):

	0000000000	0000000000
	December 31,
	2011	2010
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$70,500	$75,000
Convertible senior secured notes (2010 Notes)	36,004	36,004
Less discount on notes	(6,766)	(12,449)

Convertible senior notes, net of discount	$99,738	$98,555

Long-term debt:
Term loan	$-	$33,621
Capital lease obligations	1,642	960

Total long-term debt	1,642	34,581
Less current portion of long-term debt	(767)	(6,454)

Long-term debt, less current portion	$875	$28,127

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

On September 23, 2011, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank” or the “Lender”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. Under terms of the Credit Facility, the Company may borrow up to $35.0 million at a variable interest rate until December 15, 2012, with an option, at the sole discretion of the Lender, to extend the term of the facility until September 22, 2014, provided the Company’s senior convertible notes are refinanced or restructured on terms satisfactory to the Lender. The Credit Facility also includes a $5.0 million aggregate sublimit for letters of credit.

Interest on borrowings under the Credit Facility is calculated daily at the higher of (a) the commercial lending base rate of PNC Bank plus 1%, (b) the federal funds open rate plus 1.5%, and (c) the daily one-month LIBOR rate plus 2%. The interest rate on borrowings would have been 4.25% at December 31, 2011. The Company may elect to borrow any amount available under the Credit Facility for a term of one, two or three months at LIBOR plus 2%.

The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. As of December 31, 2011, no amounts have been borrowed against the Credit Facility, nor have any letters of credit been issued under the sublimit.

The Credit Facility is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00 and an annual limit on capital expenditures. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, the Lender may accelerate the maturity date of outstanding amounts borrowed under the Credit Facility.

Guarantees of the Credit Facility

Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor pursuant to a guaranty dated September 23, 2011.

Convertible Notes

Convertible notes consist of Convertible Senior Unsecured Notes (“2008 Notes”) and Convertible Senior Secured Notes (“2010 Notes”).

On February 14, 2008, the Company issued the 2008 Notes at par, in an aggregate principal amount of $115.0 million. Net proceeds from issuance of the 2008 Notes totaled $111.8 million. The 2008 Notes bear interest at 5.25% and mature on February 15, 2028.

The 2008 Notes may be settled in cash upon conversion. The Company accounted for both the liability and equity components of the 2008 Notes using the Company’s nonconvertible debt borrowing rate of 11.5%. The Company is using a five-year expected term for accretion of the associated debt discount which represents the period from inception until contractual call/put options contained in the 2008 Notes become exercisable on February 15, 2013. The Company assumed an effective tax rate of 38.0%. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with an associated deferred tax liability of $10.6 million.

On March 31, 2010, the Company executed an exchange agreement (the “Exchange Agreement”) with Whitebox Advisors, LLC, the administrative agent for a syndicate of lenders, to refinance the Company’s then existing term loan. The Exchange Agreement permitted each lender to exchange 2008 Notes, in proportion to the lender’s principal amount of participation in the refinanced term loan, for 2010 Notes and shares of the Company’s common stock. In accordance with the terms of the

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Exchange Agreement, on March 31, 2010, investors received, for each $1,000 principal amount of 2008 Notes exchanged, (a) $900 principal amount of 2010 Notes and (b) $50 worth of shares of the Company’s common stock based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days.

The Company exchanged $40.0 million of 2008 Notes for aggregate consideration of $36.0 million of 2010 Notes and $2.0 million worth of shares of the Company’s common stock. On March 31, 2010, the Company issued 1,568,867 shares of common stock to satisfy the common stock component of the Exchange Agreement. The transaction was accounted for as an exchange of debt. Accordingly, no gain or loss was recognized and the difference between the debt exchanged, and the net carrying value of the debt was recorded as a reduction of previously recognized debt discount. The remaining debt discount continues to be accreted over the same period, at an assumed rate of 9.9%, using the effective interest method. The Company capitalized commitment fees related to the Exchange Agreement that are being amortized using the effective interest method over the period the convertible debt is expected to remain outstanding. Third-party transaction costs of $0.8 million incurred in conjunction with the Exchange Agreement were expensed as incurred.

The 2010 Notes carry the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes. The only difference in terms is the 2010 Notes are secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remain unsecured.

Interest on the 2008 Notes and 2010 Notes accrues at 5.25% per annum and is payable semiannually in arrears on February 15 and August 15. The Company is obligated to pay contingent interest to holders of the 2008 Notes and 2010 Notes during any six-month period from an interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days preceding the first day of the relevant six-month period equals

120% or more of the principal amount of the Note. Contingent interest payable per note, with respect to any such period, will be equal to 0.5% per annum of the average trading price of the applicable note for the five trading days referenced above.

The 2008 Notes and 2010 Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem, for cash, all or a portion of the 2008 Notes and 2010 Notes at a price equal to 100% of the outstanding principal amount, plus any associated accrued and unpaid interest, including any contingent interest. Holders of either 2008 Notes or 2010 Notes can require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023.

If the Company engages in certain types of corporate transactions, note holders can require the Company to purchase all or a portion of the note holder’s outstanding notes. Any repurchase of the 2008 Notes and 2010 Notes pursuant to the aforementioned provisions must be for a cash price equal to 100% of the principal amount of the notes to be purchased, plus any associated accrued and unpaid interest, including any contingent interest.

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

In May 2011, note holders exchanged $4.5 million of the 2008 Notes for 559,007 shares of the Company’s common stock. Upon exchange, the Company recognized a loss on the extinguishment of debt of $1.1 million representing the difference between the reacquisition price of the debt over its net carrying amount which included proportionate unaccreted discount and unamortized deferred financing costs.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 5, 2012, the Company repurchased all $36.0 million of its outstanding 2010 Notes for cash equal to 104.95% of the original principal amount of the notes, plus accrued and unpaid interest (see Note 18). Upon repurchase, the notes were cancelled and the second priority liens on substantially all of the Company’s assets were released.

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

Term Loan

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement (the “Senior Credit Facility” or “Term Loan”) for a $40.0 million term loan with Whitebox Advisors, LLC, the administrative agent for the underlying syndicate of lenders.

The Term Loan indebtedness had a maturity date of November 1, 2012 and had scheduled quarterly principal payments of $1.0 million. Interest was due quarterly and had an annualized interest rate of 12.5% when the principal balance exceeded $30.0 million, 11.5% when the principal balance was $20.0 million or more but not in excess of $30.0 million, and 10.5% when the principal balance was less than $20.0 million.

The Senior Credit Facility required additional mandatory principal payments of (a) 50% of EBITDA (earnings before interest, taxes,

depreciation and amortization, and other contractually identified non-cash items) in excess of $4.5 million in any fiscal quarter, (b) 50% of cash proceeds in excess of $5.0 million up to $15.0 million and 75% of cash proceeds in excess of $15.0 million for certain contractually defined asset disposals, (c) 75% of any Federal income tax refunds received, and (d) upon election by the lenders, of up to $1.0 million of additional principal repayment on quarterly payment dates, when the volume-weighted average price of the Company’s common stock price was equal to or greater than $1.3419 per share, payable by issuance of common stock (based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days).

The Senior Credit Facility provided for a commitment fee of $7.3 million. At closing on March 31, 2010, $0.9 million was paid in cash and $4.4 million was paid with the issuance of 3,431,133 shares of common stock. Deferred commitment fees of $2.0 million were settled with issuance of 611,108 shares of common stock and a $0.3 million cash payment on September 30, 2010 and with a $1.0 million cash payment on March 31, 2011. The Company allocated one-half of the commitment fee to the Term Loan and one-half to the Exchange Agreement described above. Commitment fees capitalized as deferred financing costs are amortized as additional interest expense over the periods the term loan and convertible debt are expected to remain outstanding.

Term Loan borrowings were secured by substantially all of the Company’s present and future assets. The Term Loan did not contain a revolving line of credit facility nor require quarterly or annual financial covenant compliance; however, the Term Loan did restrict Company payments of common stock dividends without the lender’s prior written consent as well as limit the amount of the Company’s capital investment.

On March 25, 2011, the Senior Credit Facility lenders elected to receive an additional principal payment of $1.0 million settled in shares of the Company’s common stock payable on March 31, 2011. As a result, the Company issued the lenders

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

171,154 shares of the Company’s common stock on March 31, 2011. The $0.4 million difference between the fair value of the stock at the date of the election, March 25, 2011, and the $1.0 million principal repayment on March 31, 2011 was recorded as additional debt discount to be accreted as interest expense over the remaining period the Term Loan was expected to remain outstanding.

The Term Loan was repaid in June 2011. Upon repayment, the Company recognized a loss on extinguishment of debt of $2.1 million resulting from the write-off of unamortized deferred financing costs and unaccreted discount associated with the beneficial conversion option of the debt.

Share Lending Agreement

Concurrent with the offering of the 2008 Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear, Stearns International Limited (the “Borrower”). The Borrower soon thereafter became an indirect, wholly-owned subsidiary of JP Morgan Chase & Company. In accordance with the Share Lending Agreement, the Company loaned 3.8 million shares of common stock (the “Borrowed Shares”) to the Borrower for a period commencing February 11, 2008 and ending on February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower, if the principal balance of the 2008 Notes has been paid or upon agreement with the Borrower. The Borrower is permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes and for the establishment of hedge positions by holders of the 2008 Notes. The Company did not require collateral to mitigate any inherent or associated risk of the Share Lending Agreement.

Borrowed Shares are subject to adjustments for stock dividends, stock splits or reverse stock splits. The Company did not receive any proceeds for the Borrowed Shares, but did receive a nominal loan fee of $0.0001 for each share loaned. The Borrower retains all proceeds from sale of Borrowed Shares pursuant to the Share Lending Agreement. Upon conversion of the 2008 Notes, the number of Borrowed Shares proportionate to the conversion rate for the notes must be returned to the Company. Any borrowed shares returned to the Company cannot be re-borrowed.

The Borrowed Shares are issued and outstanding for corporate law purposes. Accordingly, holders of Borrowed Shares possess all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of stockholders and the right to receive any dividends or other distributions declared or paid on outstanding shares of common stock. Under the Share Lending Agreement, the Borrower has agreed to pay to the Company, within one business day after a payment date, an amount equal to any cash dividends that the Company paid on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company made on the Borrowed Shares.

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

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During November 2011, the Borrower returned 701,102 shares of the Company’s common stock that had been borrowed, leaving 3,098,898 Borrowed Shares as of December 31, 2011.

The Company determined that the value of the share lending arrangement was $0.5 million at the date of issuance. The fair value has been recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, February 15, 2013.

As of December 31, 2011 and 2010, unamortized debt issuance costs relating to the share lending arrangement were $0.1 million and $0.2 million, respectively. The Company estimates that this unamortized value approximates the fair value of the loaned shares outstanding at December 31, 2011 and 2010. The fair value of similar common shares not subject to the share lending arrangement, based on the closing price of the Company’s common stock at December 31, 2011, was $30.9 million.

Capital Lease Obligations

The Company leases equipment and vehicles under capital leases. At December 31, 2011, the Company had $1.6 million of capital lease obligations.

Maturities of convertible notes and long-term debt at December 31, 2011 are as follows (in thousands):

Year ending December 31,	Convertible Senior Notes	Capital Leases	Total Convertible Notes and Long-Term Debt
2012	$-	$767	$767
2013	106,504	636	107,140
2014	-	239	239

Total	$106,504	$1,642	$108,146

Note 10 — Fair Value Measurements

Fair value is defined as the amount that would be received for selling an asset or paid to transfer an asset in an orderly transaction between market participants at the measurement date. The Company categorizes financial assets and liabilities into the three levels of the fair value hierarchy. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value and bases the categorization within the hierarchy on the lowest level of input that is available and significant to the fair value measurement.

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•

Level 2 – Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 – Significant unobservable inputs that are supported by little or no market activity or that are based on the reporting entity’s assumptions about the inputs.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liabilities Measured at Fair Value on a Recurring Basis

The Company’s liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements Using

	Level 1	Level 2	Level 3	Total
At December 31, 2011:
Common stock warrants (1)	$-	$-	$16,622	$16,622

At December 31, 2010:
Common stock warrants (1)	$-	$-	$26,193	$26,193

(1)	The fair value of common stock warrants was estimated using a Black-Scholes option-pricing model. See Note 13 for additional information regarding warrants.

There were no significant transfers in or out of either Level 1 and Level 2 fair value measurements during the years ended December 31, 2011 and 2010. Changes in Level 3 liabilities are as follow (in thousands):

Warrant Liability	December 31,
	2011	2010
Balance, beginning of year	$26,193	$4,729
Fair value adjustments, net	(9,571)	21,464
Net transfers in/(out)	-	-

Balance, end of year	$16,622	$26,193

Assets Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. See Notes 6, 7 and 8 for discussion of non-financial assets and assessment of impairment. During the year ended

December 31, 2011, the Company recorded no impairments. During the year ended December 31, 2010, the Company recorded an impairment of $8.9 million relating to property and equipment held and used and $0.4 million relating to other intangible assets. During the year ended December 31, 2009, the Company recorded $18.5 million of goodwill impairment. Loss on impairment is reported in operating expenses. The fair value of impaired assets was measured using both Level 2 and Level 3 inputs.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2011 or 2010.

The carrying value and estimated fair value of the Company’s convertible notes and long-term debt are as follows (in thousands):

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes (2008 Notes) (1)	$65,604	$69,880	$65,858	$64,688
Convertible senior secured notes (2010 Notes) (1)	34,134	37,561	32,697	32,684
Term loan	-	-	33,621	33,875
Capital lease obligations	1,647	1,611	960	942

(1)

The carrying value of the 2008 and 2010 notes are representative of the bifurcated debt component only, while the fair value is based on the market value of the notes, which includes the convertible equity features.

The estimated the fair value of the 2008 Notes was based on the quoted market price of the notes. The estimated fair value of the 2010 Notes and term loan were determined based on rates available for instruments with similar risks and maturities. The fair value of capital lease obligations was determined based on recent lease rates adjusted for a risk premium. The estimated fair value of the convertible notes and long-term debt were measured using Level 2 inputs.

Note 11— Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by division of the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by division of the net income (loss) attributable to common stockholders, as adjusted for the effect of assumed conversions of convertible notes and preferred stock, by the weighted average number of common shares outstanding combined with potentially dilutive common share equivalents outstanding, if the effect is dilutive. As net losses were realized during the years ended December 31, 2010 and 2009, potentially dilutive securities were excluded from the diluted earnings per share calculation as inclusion would have an anti-dilutive effect on net loss per share.

In connection with the sale of the 2008 Notes in February 2008, the Company entered into a Share Lending Agreement for 3,800,000 shares of the Company’s common stock (see Note 9). Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares lent under the Share Lending Agreement are not considered to be outstanding for the purpose of computing and reporting earnings or loss per share.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Securities convertible into shares of common stock that were not considered in calculating earnings (loss) per common share, as inclusion would be anti-dilutive, are as follows (in thousands):

	December 31,
	2011	2010	2009
Stock options under long-term incentive plans	-	1,605	1,605
Stock warrants related to sales of preferred stock	-	5,853	10,480
Convertible senior notes (if-converted)	4,681	4,879	5,055
Convertible preferred stock (if-converted)	-	4,872	6,957

	4,681	17,209	24,097

At December 31, 2011, approximately 1.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were also excluded from the calculation of diluted earnings per share.

Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Year ended December 31,
	2011	2010	2009
Net income (loss) attributable to commons stockholders—Basic	$26,540	$(50,008)	$(52,564)
Impact of assumed conversions:
Dividends on preferred stock	141	-	-

Net income (loss) atributable to common stockholders—Diluted	$26,681	$(50,008)	$(52,564)

Weighted average common shares outstanding—Basic	44,229	25,731	19,595
Assumed conversions:
Incremental common shares from warrants	2,222	-	-
Incremental common shares from stock options	747	-	-
Incremental common shares from convertible preferred stock before
conversion	440	-	-

Weighted average common shares outstanding—Diluted	47,638	25,731	19,595

Basic earnings (loss) per common share	$0.60	$(1.94)	$(2.68)
Diluted earnings (loss) per common share	$0.56	$(1.94)	$(2.68)

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Income Taxes

Significant components of the income tax provision (benefit) are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$4,550	$(2,729)	$(9,196)
State	1,211	137	273
Foreign	883	658	439

Total current	6,644	(1,934)	(8,484)

Deferred:
Federal	1,107	(3,499)	10,474
State	111	(112)	26

Total deferred	1,218	(3,611)	10,500

Provision (benefit) for income taxes	$7,862	$(5,545)	$2,016

A reconciliation of the effective tax rate to the US federal statutory tax rate is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	0.1	0.9
Change in valuation allowance	(8.5)	(8.4)	(38.6)
Warrant liability fair value adjustment	(8.5)	(15.3)	(0.1)
Other	(0.3)	(0.1)	(1.4)

Effective income tax rate	20.0%	11.3%	(4.2) %

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$12,218	$14,238
Allowance for doubtful accounts	212	37
Inventory valuation reserves	1,185	565
Equity compensation	1,769	414
Intangible assets and goodwill	15,228	18,266
Tax credit carryforwards	841	869
Other	32	7

Total gross deferred tax assets	31,485	34,396
Valuation allowance	(19,460)	(22,940)

Total deferred tax assets, net	12,025	11,456

Deferred tax liabilities:
Property, plant and equipment	(5,327)	(2,422)
Convertible debt, net of discount	(8,559)	(9,480)
Prepaid insurance and other	(78)	(132)

Total gross deferred tax liabilities	(13,964)	(12,034)

Net deferred tax liabilities	$(1,939)	$(578)

Deferred taxes are presented in the balance sheets as follows on financials:

	December 31,
	2011	2010
Current deferred tax assets	$841	$575
Non-current deferred tax assets	—	117
Current deferred tax liabilities	—	(117)
Non-current deferred tax liabilities	(2,780)	(1,153)

Net deferred tax assets (liabilities)	$(1,939)	$(578)

As of December 31, 2011, the Company had estimated US net operating loss carryforwards of approximately $32.4 million, expiring in various amounts in 2021 through 2030. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.

The Company’s corporate organizational structure requires the filing of two separate consolidated US

Federal income tax returns. As a result, taxable income of one group cannot be offset by tax attributes, including net operating losses of the other group. As of December 31, 2011, one group had a net operating loss carry forward and other net deferred tax assets of approximately $19.5 million. The Company has considered all available evidence, both positive and negative, to determine whether, a valuation allowance is necessary. Based upon the Company’s assessment, a valuation allowance of

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$19.5 million was recorded because the deferred tax assets may not be realized.

The Company has not calculated US taxes on un-remitted earnings of certain non-US subsidiaries due to the Company’s intent to reinvest the un-remitted earnings of the non-US subsidiaries. At December 31, 2011, the Company had approximately $3.2 million in unremitted earnings outside the US which were not included for US tax purposes. US income tax liability would be incurred if these funds were remitted to the US. It is not practicable to estimate the amount of the deferred tax liability on such un-remitted earnings.

The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2011 which are the years ended December 31, 2008 through December 31, 2011 for U.S federal taxes and years ended December 31, 2007 through December 31, 2011 for state tax jurisdictions. The Company’s policy is to record penalties related to income tax matters as income tax expense.

Note 13 — Convertible Preferred Stock and Stock Warrants

On August 2009, the Company sold 16,000 units (the “Units”) consisting of preferred stock and warrants for $1,000 per Unit, yielding aggregate gross proceeds of $16.0 million. Net proceeds from sale of the Units totaled $14.8 million. Each Unit consisted of one share of Series A cumulative convertible preferred stock (“Convertible Preferred Stock”), detachable warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and detachable contingent warrants to purchase up to 500 shares of the Company’s common stock at an exercise price of $2.45 per share (“Contingent Warrants”).

The gross proceeds from issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and warrants relative fair values. The Company obtained third-party valuations to assist in quantifying the relative fair value of the Unit’s debt and equity components. The fair value of the warrants was determined with the Black-Scholes option-pricing model assuming a five-year term, a volatility rate of 54%, a risk-free rate of return of 2.7%, and an assumed dividend rate of zero. The fair value of the preferred stock component was determined based upon a valuation of the beneficial conversion right and the host contract. The fair value of the beneficial conversion right was estimated based upon a Monte Carlo simulation of the Company’s possible future stock price to assess the likelihood of conversion. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount resulting from the allocation of the proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The fair value of the detachable warrants was assessed at $5.2 million and recorded as a warrant liability. The Company determined that the conversion option embedded within the preferred stock had intrinsic value and was beneficial to the holders of the preferred stock. The intrinsic value of the conversion option was determined to be $5.2 million and was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be 36 months based on an evaluation of the conversion options.

Preferred Stock

Each share of Convertible Preferred Stock was convertible at any time, at the holder’s option, into 434.782 shares of the Company’s common stock. This conversion rate represents an equivalent conversion price of approximately $2.30 per share of common stock.

Each share of Convertible Preferred Stock had a liquidation preference of $1,000. Dividends accrued at

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Warrants

Exercisable Warrants were exercisable upon issuance and expire August 12, 2014, if not exercised. Contingent Warrants became exercisable on November 9, 2009, and expire November 9, 2014, if not exercised. The warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for, or convertible into, common stock at a price per share less than the warrants’ exercise price. Due to the anti-dilution price adjustment provision in the warrant agreements, the warrants were considered a liability and were recorded at fair value upon issuance. The warrant liability is adjusted to fair value at the end of each reporting period through the statement of operations over the life of the warrants.

In accordance with contractual anti-dilution price adjustment provisions, the warrants were re-priced as a result of the payment of a portion of the initial and deferred commitment fees related to the Company’s Term Loan with common stock on March 31, 2010 and September 30, 2010. At December 31, 2011, all outstanding warrants have an exercise price of $1.21 per share. During the years ended December 31, 2011 and 2010, warrants were exercised to purchase 3,960,000 shares and 4,626,650 shares, respectively, of the Company’s common stock for which the Company received cash proceeds of $4.5 million and $4.8 million, respectively. At December 31, 2011, Exercisable and Contingent Warrants to purchase up to 1,892,600 shares of common stock remain outstanding.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the warrant liability at the end of each reporting period. At December 31, 2011, inputs into the fair value calculation included the actual remaining term of the warrants, a volatility rate of 73%, a risk-free rate of return of 0.4%, and an assumed dividend rate of zero. At December 31, 2010, inputs into the fair value calculation included the actual remaining term of the warrants, a volatility rate of 68%, a risk-free rate of return of 1.5%, and an assumed dividend rate of zero.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Common Stock

The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80.0 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.

A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2011	2010
Shares issued at the beginning of the year	36,753,891	24,168,292
Issued in sale of common stock	3,665,000	-
Issued upon conversion of preferred stock	4,871,719	2,084,776
Issued in payment of term loan principal	171,154	-
Issued in exchange of convertible notes	559,007	1,568,874
Issued in payment of debt issuance costs	-	4,042,241
Issued upon exercise of warrants	3,960,747	3,922,854
Issued as dividend payments on preferred stock	624,171	-
Issued as restricted stock award grants	1,287,731	826,575
Issued upon exercise of stock options	64,232	140,279

Shares issued at the end of the year	51,957,652	36,753,891

Stock-Based Incentive Plans

Stockholders approved long term incentive plans in 2010, 2007, 2005 and 2003 (the “2010” Plan, the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, and non-employee directors in the form of stock options, restricted stock and certain other incentive awards. At December 31, 2011, the maximum number of shares that may be issued under the 2010 Plan, 2007 Plan, 2005 Plan and 2003 Plan are 6.0 million, 2.2 million, 1.9 million and 1.4 million, respectively. The Company had approximately 2.4 million shares remaining to be granted under the 2010 Plan and 0.1 million shares remaining to be granted under both the 2007 and 2005 Plans at December 31, 2011.

Stock Options

All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. Options expire no later than ten years from the date of grant and generally vest within four years or less. Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock-based awards at the date of grant is calculated using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of US Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is allowed for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. Assumptions used in the Black-Scholes model for stock options granted include:

	Year ended December 31,
	2011	2010	2009
Risk-free interest rate	.94%-1.825%	.55% - 2.275%	1.29% - 2.32%
Expected volatility of common stock	67.7%-70.3%	61.4% -69.3%	68.8% - 71.7%
Expected life of options in years	3.50*-4.00	3.34* - 6.25	3.50* and 4.25
Dividend yield	0%	0%	0%
Vesting period in years	3.5-4.0	3.4 - 6.3	0.4 - 4.0

*	Grants were made to an optionee for whom the Company was able to reasonably estimate the expected life of the award.

The Black-Scholes option valuation model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully-transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value calculation. The Company’s options are not characteristic of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of options.

A summary of stock option activity for the year ended December 31, 2011 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	1,605,135	$3.90
Granted	1,005,235	8.47
Exercised	(64,232)	1.90
Forfeited	(6,310)	10.49
Expired	(10,138)	17.41

Outstanding as of December 31,
2011	2,529,690	$5.32	8.08	$12,852,373

Vested or expected to vest at
December 31, 2011	2,483,605	$3.42	8.05	$12,571,840

Options exercisable as of
December 31, 2011	1,108,026	$5.27	7.31	$7,984,059

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of stock options at grant-date during the years ended December 31, 2011, 2010 and 2009 was $5.32, $1.02 and $1.07 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.01 million and $0.1 million, respectively. The total fair value of stock options vesting during the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $0.8 million and $0.4 million, respectively.

At December 31, 2011, the company had $3.2 million of measured but unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock

The Company grants employees either time-vesting or performance-based restricted shares compliant with applicable terms underlying Restricted Stock Agreements (“RSAs”).

Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent the date of grant, generally four to five years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vests only when, and if, the outlined performance criteria is met. Grantees of restricted shares retain voting rights for the granted shares.

During the year ended December 31, 2011, the Company awarded 1,287,731 restricted stock awards to employees under the 2010 Plan. Approximately 90% of these awards were time-vesting and the remainder were performance-based.

A summary of restricted stock activity for the year ended December 31, 2011 is as follows:

Restricted Stock	Shares	Weighted- Average Fair Value - Date of Grant
Non-vested at January 1, 2011	860,794	$2.22
Granted	1,287,731	8.79
Vested	(693,448)	5.33
Forfeited	(9,219)	8.18

Non-vested at December 31, 2011	1,445,858	$6.64

The weighted-average fair value of restricted stock at grant-date during the years ended December 31, 2011, 2010 and 2009 was $8.79, $1.88 and $1.18 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $7.2 million, $4.2 million, and $1.2 million, respectively.

At December 31, 2011, there was $6.9 million of unrecognized compensation expense related to non-vested restricted stock. The referenced unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Expense

Non-cash share-based compensation expense related to stock options and restricted stock grants was $7.4 million, $4.7 million and $1.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Treasury Stock

The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2011 and 2010, the Company purchased 57,303 shares and 195,442 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon vesting of restricted shares. During the year ended December 31, 2011, JP Morgan Chase & Co. returned 701,102 shares of the Company’s common stock that had been borrowed under the Share Lending Agreement. Shares previously issued as restricted stock awards to employees that were forfeited during 2011 and 2010 were also accounted for as treasury stock.

The Company currently does not have or intend to initiate a share repurchase program.

Note 15 — Commitments and Contingencies

Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Representation Agreements

In February 2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy industry-focused supply chain management company, to market certain of the Company’s specialty chemicals and down-hole drilling products and services within various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. Both agreements are effective through December 31, 2015 and each provides for a non-refundable retainer of $100,000 which was paid to Basin Supply in 2011 to assist with start-up and overhead costs. Under each agreement, Basin Supply is also eligible to receive warrants to purchase Flotek common stock upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of each of the agreements is 100,000 per year during 2012, 2013, and 2014.

Operating Lease Commitments

The Company has operating leases for office space, vehicles and equipment. Future minimum lease payments under operating leases at December 31, 2011 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2012	$1,762
2013	780
2014	361
2015	296
2016	290
Thereafter	1,413

Total	$4,902

Rent expense under operating leases totaled $2.2 million, $2.0 million and $2.3 million during the years ended December 31, 2011, 2010 and 2009, respectively.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the US. All employees are eligible to participate in the plan upon employment. The consolidated financial statements

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for the years ended December 31, 2011 and 2009 include compensation expense of $0.4 million and $0.3 million, respectively, related to the Company’s 401(k) matching. During the year 2009 and throughout the year 2010 the Company discontinued the matching employee contributions of the 401(k) Plan. As of January 1, 2011, the Company reinstated a Company match of 50% on employee 401(k) contributions of up to 4% of qualified compensation.

Concentrations and Credit Risk

The majority of the Company’s revenue is derived from the oil and gas industry. This concentration of customers in one industry increases credit and business risks, particularly given the recent volatility of activity levels within the industry. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. The Company’s top three customers accounted for 28%, 18% and 22% of consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company is subject to significant concentrations of credit risk within trade accounts receivable as the Company does not generally require collateral in support of trade receivables. In addition, the majority of cash and cash equivalents are maintained at one major financial institution and balances often exceed insurable amounts.

Certain raw materials used by the Chemicals segment in the manufacture of micro-emulsion products are obtainable from limited sources. Certain mud-motor inventory parts in the Drilling segment and stock parts in the Artificial Lift segment are primarily sourced from China.

Note 16—Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision-makers in deciding how to allocate resources and assess performance.

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

The Company evaluates performance based on several criteria. The primary financial measure is business segment income before taxes. Various functions, including certain sales and marketing activities and corporate general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, identified other income and expense items as well as estimated income tax provisions (benefits), are not allocated to reportable segments. Intersegment sales are accounted for at fair value as if sales were to third parties. Intersegment revenue is not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information regarding reportable segments is shown in the following table (in thousands):

As of and for the Year ended December 31,	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
2011
Net revenue from external
customers	$140,836	$102,470	$15,479	$-	$258,785
Gross margin	56,115	43,607	6,098	-	105,820
Income (loss) from operations	43,549	23,035	4,296	(21,992)	48,888
Depreciation and amortization	1,594	8,061	196	254	10,105
Total assets	54,958	113,130	10,815	53,109	232,012
Capital expenditures	2,231	6,025	182	1,546	9,984

2010
Net revenue from external
customers	$66,121	$65,782	$15,079	$-	$146,982
Gross margin	29,249	18,991	4,730	-	52,970
Income (loss) from operations	19,833	(9,738)	3,070	(19,432)	(6,267)
Depreciation and amortization	1,671	11,445	219	433	13,768
Total assets	44,102	102,949	9,062	28,694	184,807
Capital expenditures	1,227	4,679	32	122	6,060

2009
Net revenue from external
customers	$49,296	$50,774	$12,480	$-	$112,550
Gross margin	21,667	4,781	2,936	-	29,384
Income (loss) from operations	12,964	(32,084)	1,161	(15,144)	(33,103)
Depreciation and amortization	1,844	11,826	292	224	14,186
Total assets	33,053	119,960	7,084	18,804	178,901
Capital expenditures	291	6,189	42	33	6,555

One customer and its affiliates accounted for 13%, 11% and 17% of consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Over 97% of this revenue related to sales by the Chemicals segment. Long-lived assets held in countries other than the US are not considered material to the consolidated financial statements.

Revenue by country is determined based upon the location of services provided and products sold. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$222,304	$127,285	$97,737
Other countries	36,481	19,697	14,813

Total	$258,785	$146,982	$112,550

FLOTEK INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2011
Revenue	$52,905	$55,918	$75,058	$74,904	$258,785
Gross margin	21,145	22,244	30,717	31,714	105,820
Net income	10,374	2,126	17,917	991	31,408
Earnings per share (1):
Basic	0.15	0.05	0.38	0.02	0.60
Diluted	0.13	0.04	0.35	0.02	0.56

2010
Revenue	$28,370	$31,174	$39,982	$47,456	$146,982
Gross margin	8,012	11,351	16,067	17,540	52,970
Net loss	(9,513)	(6,162)	(1,163)	(26,627)	(43,465)
Loss per share (1):
Basic and diluted	(0.60)	(0.28)	(0.09)	(0.95)	(1.94)

(1)    The sum of the quarterly earnings (loss) per share applicable to common stockholders (basic and diluted) does not agree to the earnings (loss) per share for the year due to the timing of common stock issuances.

Note 18—Subsequent Event

On January 5, 2012, the Company repurchased all $36.0 million of its outstanding 5.25% convertible senior secured notes due February 15, 2028 (2010 Notes) for cash equal to 104.95% of the original principal amount of the notes plus accrued and unpaid interest. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $5.4 million, consisting of the cash premium of $1.8 million and the write off of unaccreted debt discount and unamortized deferred financing costs.

Upon repurchase of the 2010 Notes, the notes were cancelled and the second priority liens on substantially all of the Company’s assets were released.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control—Integrated Framework.” Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

In the Company’s 2010 Annual Report on Form 10-K, management reported a material weakness in the internal control regarding the timely and effective preparation of account reconciliations in connection with the monthly close process. During 2011, management implemented certain internal controls designed to strengthen the control environment and remediate the material weakness. During the quarter ended December 31, 2011, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that the control enhancements sufficiently remediate the material weakness previously reported.

Other than the remediation steps described above, there have been no changes in the Company’s system of internal control over financial reporting during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information under the caption “Directors, Executive Officers and Corporate Governance,” will be contained in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 11.	Executive Compensation.

Information under the caption “Executive Compensation,” will be contained in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” will be contained in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information under the caption “Certain Relationships and Related Transactions, and Director Independence,” will be contained in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information under the caption “Principal Accounting Fees and Services,” will be contained in the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

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

Exhibit Number	Exhibit Title
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

Exhibit Number	Exhibit Title
10.29	Employment Agreement, dated September 1, 2009, between the Company and Scott Stanton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 17, 2009).
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

10.44	Employment Agreement, dated as of May 10, 2010, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 14, 2010).
10.45	Employment Agreement, dated as of February 28, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2011).
10.46	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).
10.47	Form of Subscription Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-174199) filed on May 13, 2011).
10.48	Amendment to Employment Agreement, dated May 19, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.49	Amendment to Employment Agreement, dated May 19, 2011, between the Company and Jesse E. Neyman (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Exhibit Title
10.50	Amendment to Employment Agreement, dated May 19, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.51

Amendment to Second Amended and Restated Service Agreement, dated as of May 19, 2011, between the Company and Protechnics II, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.52	Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.53	Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Jesse E. Neyman (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.54	Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.55	Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.56	Restricted Stock Agreement, dated April 8, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.57	Restricted Stock Agreement, dated April 8, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.58	Restricted Stock Agreement, dated April 8, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.59	Restricted Stock Agreement, dated June 3, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.60	Restricted Stock Agreement, dated June 3, 2011, between the Company and Jesse E. Neyman (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.61	Restricted Stock Agreement, dated June 3, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.62	Restricted Stock Agreement, dated June 3, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.63	Form of Exchange Agreement related to the exchange of outstanding debt securities (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.64	Revolving Credit and Security Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011).
10.65	Guaranty dated September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011).
10.66	Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2011).
10.67	Intellectual Property Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 26, 2011).
10.68	Lien Subordination and Intercreditor Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 26, 2011).
10.69*	Employment Agreement, dated November 30, 2011, between the Company and Kevin Fisher.
10.70*	Restricted Stock Agreement, dated November 30, 2011, between the Company and Kevin Fisher.
10.71

Note Repurchase Agreement, dated December 27, 2011, between the Company and Gates Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2011).

10.72	Note Repurchase Agreement, dated December 27, 2011, between the Company and Whitebox Advisors, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 28, 2011).
12*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21*	List of Subsidiaries.
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of UHY LLP.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
31.3*	Rule 13a-14(a) Certification of Principal Accounting Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.

Exhibit Number	Exhibit Title
32.3*	Section 1350 Certification of Principal Accounting Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
101.DEF**	XBRL Definition Linkbase Document.

*    Filed herewith.

**  Furnished with this Form 10-K, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chairman of the Board

Date: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM	President, Chairman of the Board	March 7, 2012
John W. Chisholm	(Principal Executive Officer)
/s/ JESSE E. NEYMAN	Executive Vice President, Finance	March 7, 2012
Jesse E. Neyman	(Principal Financial Officer)
/s/ JOHNNA D. KOKENGE	Vice President, Chief Accounting Officer	March 7, 2012
Johnna D. Kokenge	(Principal Accounting Officer)
/s/ L.V. “BUD” MCGUIRE	Director	March 7, 2012
L.V. “Bud” McGuire
/s/ KENNETH T. HERN	Director	March 7, 2012
Kenneth T. Hern
/s/ JOHN S. REILAND	Director	March 7, 2012
John S. Reiland
/s/ L. MELVIN COOPER	Director	March 7, 2012
L. Melvin Cooper
/s/ RICHARD O. WILSON	Director	March 7, 2012
Richard O. Wilson