Form 10-Q
period 2012-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2012-05-09
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2012, there were 49,466,871 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,342	$46,682
Restricted cash	150	150
Accounts receivable, net of allowance for doubtful accounts of $727 and $571 at March 31, 2012 and December 31, 2011, respectively	47,736	44,567
Inventories, net	40,222	37,888
Deferred tax assets, net	817	841
Other current assets	2,638	1,933

Total current assets	104,905	132,061
Property, plant and equipment, net	45,790	43,914
Goodwill	26,943	26,943
Other intangible assets, net	26,554	29,094

TOTAL ASSETS	$204,192	$232,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,762	$18,562
Accrued liabilities	6,897	8,397
Income taxes payable	727	3,876
Interest payable	463	2,097
Convertible senior notes, net of discount	66,601	—
Current portion of long-term debt	940	767

Total current liabilities	95,390	33,699

Convertible senior notes, net of discount	—	99,738
Long-term debt, less current portion	1,107	875
Warrant liability	20,497	16,622
Deferred tax liabilities, net	2,991	2,780

Total liabilities	119,985	153,714

Commitments and contingencies

Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; zero shares issued and outstanding.	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 52,819,006 shares issued and 49,310,965 shares outstanding at March 31, 2012; 51,957,652 shares issued and 49,153,495 shares outstanding at December 31, 2011	5	5
Additional paid-in capital	169,320	166,814
Accumulated other comprehensive loss	(31)	(44)
Accumulated deficit	(83,204)	(86,810)
Treasury stock, at cost; 1,377,889 and 1,358,299 shares at March 31, 2012 and December 31, 2011, respectively	(1,883)	(1,667)

Total stockholders’ equity	84,207	78,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,192	$232,012

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

~ 1 ~

FLOTEK INDSUTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$79,195	$52,905
Cost of revenue	45,744	31,760

Gross margin	33,451	21,145

Expenses:
Selling, general and administrative	14,913	10,341
Depreciation and amortization	958	1,021
Research and development	832	499

Total expenses	16,703	11,861

Income from operations	16,748	9,284

Other income (expense):
Loss on extinguishment of debt	(5,391)	—
Change in fair value of warrant liability	(3,875)	7,554
Interest expense	(2,251)	(4,857)
Other income (expense), net	(7)	17

Total other income (expense)	(11,524)	2,714

Income before income taxes	5,224	11,998
Income tax expense	(1,618)	(1,624)

Net income	3,606	10,374
Accrued dividends and accretion of discount on preferred stock	—	(4,868)

Net income attributable to common stockholders	$3,606	$5,506

Earnings per common share:

Basic earnings per common share	$0.08	$0.15

Diluted earnings per common share	$0.07	$0.13

Weighted average common shares:

Weighted average common shares used in computing basic earnings per common share	47,669	37,571

Weighted average common shares used in computing diluted earnings per common share	50,340	43,548

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

~ 2 ~

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$3,606	$10,374
Other comprehensive income (loss):
Foreign currency translation adjustment	13	(1)

Comprehensive income	$3,619	$10,373

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

~ 3 ~

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,606	$10,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of warrant liability	3,875	(7,554)
Depreciation and amortization	2,648	2,468
Amortization of deferred financing costs	290	1,034
Accretion of debt discount	1,014	1,295
Gain on sale of assets	(1,043)	(705)
Stock compensation expense	2,178	423
Deferred income tax provision	530	159
Excess tax benefit related to share-based awards	(295)	(57)
Non-cash loss on extinguishment of debt	3,590	—
Change in current assets and liabilities:
Accounts receivable	(3,169)	(3,714)
Inventories	(2,334)	(2,805)
Accrued liabilities	(1,494)	(2,622)
Interest payable	(1,634)	(1,457)
Accounts payable	1,200	(830)
Other current assets	(98)	65
Income taxes	(3,149)	1,115

Net cash provided by (used) in operating activities	5,715	(2,811)

Cash flows from investing activities:
Capital expenditures	(4,119)	(1,241)
Proceeds from sale of assets	1,230	1,043
Purchase of patents and other intangible assets	(15)	—

Net cash used in investing activities	(2,904)	(198)

Cash flows from financing activities:
Repayments of indebtedness	(36,276)	(886)
Excess tax benefit related to share-based awards	295	57
Purchase of treasury stock	(216)	(48)
Proceeds from exercise of stock options	33	7
Proceeds from exercise of warrants	—	4,020
Debt issuance costs	—	(1,000)

Net cash provided by (used in) financing activities	(36,164)	2,150

Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	13	(1)

Net decrease in cash and cash equivalents	(33,340)	(860)
Cash and cash equivalents at the beginning of period	46,682	19,863

Cash and cash equivalents at the end of period	$13,342	$19,003

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

~ 4 ~

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Cost

Balance, December 31, 2011	51,958	$5	1,358	$(1,667)	$166,814	$(44)	$(86,810)	$78,298
Net income	—	—	—	—	—	—	3,606	3,606
Other comprehensive income	—	—	—	—	—	13	—	13
Stock options exercised	15	—	—	—	33	—	—	33
Treasury stock purchased	—	—	18	(216)	—	—	—	(216)
Restricted stock granted	845	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	2	—	—	—	—	—
Excess tax benefit related to share-based awards	—	—	—	—	295	—	—	295
Stock compensation expense	—	—	—	—	2,178	—	—	2,178

Balance, March 31, 2012	52,818	$5	1,378	$(1,883)	$169,320	$(31)	$(83,204)	$84,207

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

~ 5 ~

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Organization and Nature of Operations

Flotek Industries, Inc. (“Flotek” or the “Company”) is a global developer and supplier of drilling and production related products and services. Flotek’s strategic focus, and that of all diversified wholly-owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. The Company’s focus also includes material handling automation as well as loading facility logistics and blending functionality for a variety of bulk materials. Flotek’s products and services enable customers to drill wells more efficiently to realize increased production from existing wells and to decrease new and existing well operating costs. Major customers include leading oilfield service providers, major as well as independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.

The Company is headquartered in Houston, Texas, with operational locations in Colorado, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and The Netherlands. Products are marketed domestically and internationally in over 20 countries. Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed the corporate domicile to the state of Delaware.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, are prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or alternatively by visiting Flotek’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. These reclassifications had no impact on net income.

Note 2 – Recent Accounting Pronouncements

Application of New Accounting Standards

Effective January 1, 2012, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” and is providing additional disclosures relating to unobservable inputs used for Level 3 measurements and about transfers between Level 1 and Level 2 of the fair value hierarchy. Implementation of this guidance required additional disclosures related to fair value measurements beginning for interim periods in 2012.

Effective January 1, 2012, the Company adopted the accounting guidance in ASU No. 2011-5, “Presentation of Comprehensive Income” and has elected to present components of net income and comprehensive income in two separate, but consecutive statements. Implementation of this guidance did not change the components of net income or other comprehensive income and only changed the presentation of the financial statements. The new guidance is required to be applied retrospectively to all periods presented.

New Accounting Requirements and Disclosures

In December 2011, the Financial Standards Board (“FASB”) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011- 05.” ASU No. 2011-12 defers changes required in ASU No. 2011-05 related to the presentation of reclassification adjustments and allows time for re-deliberation by the FASB.

~ 6 ~

Note 3 — Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Supplemental non-cash investing and financing activities:
Value of preferred stock exchanged in conversion to common stock	$—	$11,205
Value of common stock issued in payment of preferred stock dividends	—	3,254
Value of common stock issued in payment of term loan debt	—	1,398
Equipment acquired through capital leases	671	179

Supplemental cash payment information:

Interest paid	$2,621	$3,984
Income taxes (refunded) paid, net	4,244	(50)

Note 4 — Earnings Per Share

Basic earnings per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income attributable to common stockholders, as adjusted for the effect of assumed conversions of convertible notes and preferred stock, by the weighted average number of common shares outstanding combined with potentially dilutive common share equivalents outstanding, if the effect is dilutive.

In connection with the sale of the Convertible Senior Unsecured Note (“2008 Notes”), the Company entered into a Share Lending Agreement for 3,800,000 shares of the Company’s common stock (see Note 8). At March 31, 2012, there were 3,098,898 Borrowed Shares outstanding. Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings or loss per share.

For the three months ended March 31, 2012 and 2011, the Company’s convertible senior notes convertible into 3,169,235 shares and 4,879,291 shares of common stock, respectively, were not considered in the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, for the three months ended March 31, 2012 and 2011, approximately 0.1 million and 0.2 million stock options, respectively, with an exercise price in excess of the average market price of the Company’s common stock were also excluded from the calculation of diluted earnings per common share.

Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income attributable to common stockholders - Basic	$3,606	$5,506
Impact of assumed conversions:
Dividends on preferred stock	—	140

Net income attributable to common stockholders - Diluted	$3,606	$5,646

Weighted average common shares outstanding - Basic	47,669	37,571

Assumed conversions:
Incremental common shares from warrants	1,699	3,527
Incremental common shares from stock options	972	689
Incremental common shares from convertible preferred stock before conversion	—	1,761

Weighted average common shares outstanding - Diluted	50,340	43,548

Basic earnings per common share	$0.08	$0.15
Diluted earnings per common share	$0.07	$0.13

~ 7 ~

Note 5 — Inventory

Inventory is as follows (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$11,921	$12,490
Work-in-process	606	160
Finished goods	30,344	27,917

Gross inventory	42,871	40,567
Less reserve for excess and obsolete inventory	(2,649)	(2,679)

Inventory, net	$40,222	$37,888

Note 6—Property, Plant and Equipment

Property, plant and equipment is as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$1,436	$1,220
Buildings and leasehold improvements	18,423	18,401
Machinery, equipment and rental tools	46,342	44,364
Equipment in progress	5,043	4,048
Furniture and fixtures	1,288	1,288
Transportation equipment	5,297	4,853
Computer equipment	1,882	1,900

Property and equipment	79,711	76,074
Less accumulated depreciation	(33,921)	(32,160)

Property, plant and equipment, net	$45,790	$43,914

Depreciation expense, inclusive of expense captured in cost of revenue, totaled $2.1 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.

Note 7 — Goodwill and Other Intangible Assets

Goodwill associated with the Chemicals segment and the Teledrift division of the Drilling segment were $11.6 million and $15.3 million, respectively and did not fluctuate from December 31, 2011 values. The Company tests for impairment annually during the fourth quarter and in interim periods if circumstances are indicative of potential impairment. No such circumstances were perceived to exist during the three months ended March 31, 2012.

Other intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $0.8 million and $0.5 million during the first quarter of 2012 and 2011, respectively. Intangible assets decreased by $1.7 million period over period due to the write off of unamortized deferred financing costs associated with the senior secured debt extinguished on January 5, 2012 (see Note 8).

~ 8 ~

Note 8 — Convertible Notes, Long-Term Debt and Credit Facility

Convertible notes and long-term debt are as follows (in thousands):

	March 31, 2012	December 31, 2011
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$70,500	$70,500
Convertible senior secured notes (2010 Notes)	—	36,004
Less discount on notes	(3,899)	(6,766)

Convertible senior notes, net of discount	66,601	99,738
Less amount reported as current	(66,601)	—

Convertible notes less current portion	$—	$99,738

Long-term debt:
Capital lease obligations	$2,047	$1,642
Less current portion of long-term debt	(940)	(767)

Long-term debt, less current portion	$1,107	$875

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

Interest on borrowings under the Credit Facility is calculated daily at the higher of (a) the commercial lending base rate of PNC Bank plus 1%, (b) the federal funds open rate plus 1.5%, and (c) the daily one-month LIBOR rate plus 2%. The interest rate on borrowings would have been 4.25% at March 31, 2012. The Company may elect to borrow any amount available under the Credit Facility for a term of one, two or three months at LIBOR plus 2%.

The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. As of March 31, 2012, no amounts have been borrowed against the Credit Facility, nor have any letters of credit been issued under the sublimit.

The Credit Facility is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, equipment and other intangible assets and contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00 and an annual limit on capital expenditures. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, the Lender may accelerate the maturity date of outstanding amounts borrowed under the Credit Facility.

As a result of the repayment of the 2010 Notes, for the period ended March 31, 2012, the Company was not in compliance with the fixed charge coverage ratio covenant in the Credit Facility with PNC Bank. Compliance with this ratio was waived by PNC Bank on May 7, 2012, and the coverage ratio calculation under the Credit Facility was amended.

Guarantees of the Credit Facility

Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor pursuant to a guaranty dated September 23, 2011.

Convertible Notes

The Company’s convertible notes consist of 2008 Notes and Convertible Senior Secured Notes (“2010 Notes”). On January 5, 2012 the Company repurchased all of its outstanding 2010 Notes.

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

~ 9 ~

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

The 2010 Notes carried the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes. The only difference in terms was that the 2010 Notes were secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remain unsecured.

Interest on the convertible notes accrues at 5.25% per annum and is payable semiannually in arrears on February 15 and August 15. The Company is obligated to pay contingent interest to holders of the convertible notes during any six-month period from an interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the Note. Contingent interest payable per note, with respect to any such period, will be equal to 0.5% per annum of the average trading price of the applicable note for the five trading days referenced above.

The convertible notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem, for cash, all or a portion of the convertible notes at a price equal to 100% of the outstanding principal amount, plus any associated accrued and unpaid interest, including any contingent interest. Holders of the convertible notes can require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023.

If the Company engages in certain types of corporate transactions, note holders can require the Company to purchase all or a portion of the note holder’s outstanding notes. Any repurchase of the convertible notes pursuant to the aforementioned provisions must be for a cash price equal to 100% of the principal amount of the notes to be purchased, plus any associated accrued and unpaid interest, including any contingent interest.

The convertible notes are convertible into shares of the Company’s common stock at the option of the note holders, subject to certain contractual conditions. The conversion rate is equal to 43.9560 shares per $1,000 principal note amount (a conversion price of approximately $22.75 per share), subject to adjustment, as contractually defined. Upon conversion, the Company may deliver, at the Company’s option, either cash or shares of common stock or a combination of cash and shares of common stock.

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

On January 5, 2012, the Company repurchased all $36.0 million of the outstanding 2010 Notes for cash equal to 104.95% of the original principal amount of the notes, plus accrued and unpaid interest. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $5.4 million, consisting of the cash premium of $1.8 million and the write off of the un-accreted debt discount and unamortized deferred financing costs. Upon repurchase, the notes were cancelled and the second priority liens on substantially all of the Company’s assets were released.

~ 10 ~

Guarantees of the Convertible Notes

The 2008 Notes are and 2010 Notes were guaranteed by substantially all of the Company’s wholly owned subsidiaries. Flotek Industries, Inc., the parent company, is a holding company with no independent assets or operations. The guarantees provided by the Company’s subsidiaries are full and unconditional, and joint and several. Any subsidiaries of the Company that are not guarantors are deemed to be “minor” subsidiaries in accordance with SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company, or any guarantor, to obtain funds from subsidiaries by dividend or loan.

Share Lending Agreement

Concurrent with the offering of the 2008 Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear, Stearns International Limited (the “Borrower”). The Borrower soon thereafter became an indirect, wholly owned subsidiary of JPMorgan Chase & Company. In accordance with the Share Lending Agreement, the Company loaned 3.8 million shares of common stock (the “Borrowed Shares”) to the Borrower for a period commencing February 11, 2008 and ending on February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower, if the principal balance of the 2008 Notes has been paid or upon agreement with the Borrower. The Borrower is permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes and for the establishment of hedge positions by holders of the 2008 Notes. The Company did not require collateral to mitigate any inherent or associated risk of the Share Lending Agreement.

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

During November 2011, the Borrower returned 701,102 shares of the Company’s common stock that had been borrowed, leaving 3,098,898 Borrowed Shares outstanding as of March 31, 2012.

The Company determined the value of the share lending arrangement was $0.5 million at the date of issuance. The fair value has been recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, February 15, 2013. As of March 31, 2012 unamortized debt issuance costs relating to the share lending arrangement were $0.1 million. The Company estimates this unamortized value approximates the fair value of the loaned shares outstanding at March 31, 2012. The fair value of similar common shares not subject to the share lending arrangement, based on the closing price of the Company’s common stock at March 31, 2012, was $37.2 million.

Capital Lease Obligations

The Company leases equipment and vehicles under capital leases. At March 31, 2012, the Company had $2.0 million of capital lease obligations.

~ 11 ~

Term Loan

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement (the “Senior Credit Facility” or “Term Loan”) for a $40.0 million term loan. The Term Loan indebtedness had a maturity date of November 1, 2012 and had scheduled quarterly principal payments of $1.0 million. Interest was due quarterly and had an annualized interest rate of 12.5% when the principal balance exceeded $30.0 million, 11.5% when the principal balance was $20.0 million or more but not in excess of $30.0 million, and 10.5% when the principal balance was less than $20.0 million.

The Senior Credit Facility provided for a commitment fee of $7.3 million. The Company allocated one-half of the commitment fee to the Term Loan and one-half to the Exchange Agreement described above. Commitment fees capitalized as deferred financing costs are amortized as additional interest expense over the periods the term loan and convertible debt are expected to remain outstanding.

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

Note 9 — Fair Value Measurements

Fair value is defined as the amount at a measurement date that would be received on the sale of an asset or paid to transfer an asset in an orderly transaction between market participants at the measurement date. The Company categorizes financial assets and liabilities into the three levels of the fair value hierarchy. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value and bases the categorization within the hierarchy on the lowest level of input that is available and significant to the fair value measurement.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•

Level 2 — Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — Significant unobservable inputs supported by little or no market activity or that are based upon the reporting entity’s assumptions about the inputs.

Liabilities Measured at Fair Value on a Recurring Basis

The Company’s liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
At March 31, 2012:
Common stock warrants (1)	$—	$—	$20,497	$20,497

At December 31, 2011:
Common stock warrants (1)	$—	$—	$16,622	$16,622

(1)	The fair value of common stock warrants was estimated using a Black-Scholes option-pricing model. See Note 11 for additional information regarding warrants.

There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements during the three months ended March 31, 2012. During the three months ended March 31, 2012, $3.9 million of non-cash loss was recognized as a fair value adjustment within Level 3 of the fair value measurement hierarchy. The change was driven by the change in the fair value per share of the exercisable and contingent warrants primarily resulting from an increase in the Company’s common share price to $12.02 at March 31, 2012 from $9.96 at December 31, 2011.

For the periods presented, there were no additional issuances of warrants or transfers in or out of the Level 3 hierarchy.

Changes in Level 3 liabilities are as follow (in thousands):

	Fair Value Measurements Using Level 3
	Three months ended March 31, 2012	Year ended December 31, 2011
Balance, beginning of period	$16,622	$26,193
Fair value adjustments, net	3,875	(9,571)
Transfers in/(out)	—	—

Balance, end of period	$20,497	$16,622

Fair Value of Other Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at March 31, 2012 or December 31, 2011.

~ 12 ~

The carrying value and estimated fair value of the Company’s convertible notes and long-term debt are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes (2008 Notes) (1)	$66,601	$70,518	$65,604	$69,880
Convertible senior secured notes (2010 Notes) (1)	—	—	34,134	37,561
Capital lease obligations	2,047	1,987	1,647	1,611

(1)	The carrying value of the 2008 and 2010 notes is representative of the discounted debt component only, while the fair value is based on the market value of the respective notes, which includes the associated convertible equity features.

The estimated fair value of the 2008 Notes is based upon the quoted market price of the notes. The estimated fair value of the 2010 Notes is based upon rates available for instruments with similar risks and maturities. The fair value of capital lease obligations is based on recent lease rates adjusted for a risk premium. The estimated fair value of the convertible notes and long-term debt are measured using Level 2 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

Non-financial assets, including property, plant and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to annual and interim fair value adjustment. No fair value adjustments were required for either of the three months ended March 31, 2012 or March 31, 2011.

Note 10 — Income Taxes

The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. As a result, taxable income of one return cannot be offset by tax attributes, including net operating losses, of the other return.

The effective income tax rates for the three months ended March 31, 2012 and 2011 were 31.0% and 13.5%, respectively. Fluctuations in effective tax rates are impacted by non-cash changes in the fair value of the Company’s warrant liability, a permanent tax difference with no associated income tax impact and by deferred tax asset valuation allowances. Future changes in estimates of taxable income could result in a significant change in the valuation allowance.

As of March 31, 2012, one group had a net deferred tax asset of approximately $18.9 million. The Company continues to maintain a full valuation allowance for this net deferred tax asset.

Note 11 — Convertible Preferred Stock and Stock Warrants

On August 12, 2009, the Company sold 16,000 units (the “Units”), consisting of preferred stock and warrants for $1,000 per Unit. Each Unit consisted of one share of Series A of cumulative convertible preferred stock (“Convertible Preferred Stock”), detachable warrants to purchase up to 155 shares of the Company’s common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and detachable Contingent Warrants to purchase up to 500 shares of the Company’s common stock at an exercise price of $2.45 per share (“Contingent Warrants”).

The gross proceeds from the issuance of the Units were allocated, at the transaction date, based upon the preferred stock and warrants relative fair values. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount recognized from the allocation of proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The fair value of the detachable warrants was assessed at $5.2 million and recorded as a warrant liability. The Company determined the conversion option embedded within the preferred stock had intrinsic value and was beneficial to the holders of the preferred stock. Accordingly, $5.2 million was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be 36 months based on an evaluation of the conversion options.

Preferred Stock

Each share of Convertible Preferred Stock was convertible at any time, at the holder’s option, into 434.782 shares of the Company’s common stock. Dividends accrued at a rate of 15% of the liquidation preference per year and accumulated, if not paid quarterly. Subsequent to February 11, 2010, the Company had the ability to automatically convert the preferred shares into common shares if the closing price of the common stock met certain price criteria. In the event any Convertible Preferred Stock was automatically converted, the Company was also obligated to pay an amount, in cash or common stock, equal to eight quarterly dividend payments less any dividends previously paid.

~ 13 ~

During January and February 2011, the Company paid dividends on the outstanding shares of Convertible Preferred Stock in shares of the Company’s common stock. The payment, at an annual rate of 15% of the liquidation preference, had a value of $300 per share. In February 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of Convertible Preferred Stock into shares of common stock at the prevailing conversion rate of 434.782 shares of common stock for each share of preferred stock.

Stock Warrants

Exercisable Warrants were exercisable upon issuance and expire August 12, 2014, if not exercised. Contingent Warrants became exercisable on November 9, 2009, and expire November 9, 2014, if not exercised. The warrants contain anti-dilution price protection in the event the Company issues shares of common stock or securities exercisable for, or convertible into, common stock at a price per share less than the warrants’ exercise price. Due to the anti-dilution price adjustment provision in the warrant agreements, the warrants are considered a liability and are recorded at fair value. The warrant liability is adjusted to fair value at the end of each reporting period through the statement of operations over the life of the warrants.

In accordance with contractual anti-dilution price adjustment provisions, the warrants were re-priced as a result of the payment of a portion of the initial and deferred commitment fees related to the Company’s Term Loan with common stock on March 31, 2010 and September 30, 2010. At March 31, 2012, all outstanding warrants have an exercise price of $1.21 per share. During the three months ended March 31, 2012, no warrants were exercised to purchase shares of the Company’s common stock. At March 31, 2012, Exercisable and Contingent Warrants to purchase up to 1,892,600 shares of common stock remain outstanding.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the warrant liability at the end of each reporting period. At March 31, 2012, inputs into the fair value calculation included the actual remaining term of the warrants, a volatility rate of 58.1%, a risk-free rate of return of 0.4%, and an assumed dividend rate of zero.

Note 12 — Common Stock

The Company’s certificate of incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.

For the three months ended March 31, 2012, a reconciliation of the changes in the Company’s common stock issued is as follows:

Shares issued at December 31, 2011	51,957,652
Issued as restricted stock award grants	845,854
Issued upon exercise of stock options	15,500

Shares issued at March 31, 2012	52,819,006

Note 13 — Results of Operations by Business Segment and Geographic Area

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

~ 14 ~

•

Artificial Lift assembles and markets artificial lift equipment, including the Petrovalve line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane and oil production.

The Company evaluates performance based upon several criteria. The primary financial measure is segment income before taxes. Various functions, including certain sales and marketing activities and general and administrative activities are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, as well as estimated income tax provisions (benefits), are not allocated to reportable segments. Intersegment revenue of $2.7 million, and $ 2.5 million, for the three months ended March 31, 2012 and 2011, respectively has been eliminated from the amounts below.

Summarized financial information regarding reportable segments includes (in thousands):

As of and for the quarter ended March 31,	Chemicals	Drilling	Artificial Lift	Corporate	Total
2012
Net revenue from external customers	$47,647	$28,988	$2,560	$—	$79,195
Gross margin	20,895	11,509	1,047	—	33,451
Income (loss) from operations	17,122	5,549	516	(6,439)	16,748
Depreciation and amortization	404	2,158	44	42	2,648
Total assets	59,913	115,401	10,907	17,971	204,192
Capital expenditures	1,250	2,394	13	462	4,119
2011
Net revenue from external customers	$26,927	$22,641	$3,337	$—	$52,905
Gross margin	11,301	8,945	899	—	21,145
Income (loss) from operations	8,525	4,697	426	(4,364)	9,284
Depreciation and amortization	390	1,943	53	82	2,468
Total assets	50,745	104,295	7,297	25,283	187,620
Capital expenditures	51	819	10	361	1,241

Product Revenue

The Company differentiates revenue and cost of revenue dependent upon whether the source of revenue is related to Products, Rentals or Services. Product revenue is as follows: (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
Product	$55,768	$34,973
Rental	18,066	14,135
Service	5,361	3,797

	$79,195	$52,905

Cost of revenue:
Product	32,397	21,667
Rental	8,575	6,481
Service	3,082	2,165
Depreciation	1,690	1,447

	$45,744	$31,760

Geographic Information

Revenue by country is based upon the location of where services are provided and products are sold. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

~ 15 ~

Revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
United States	$67,971	$45,075
Other Countries	11,224	7,830

Total	$79,195	$52,905

Concentrations and Credit Risk

The majority of the Company’s revenue is derived from the oil and gas industry. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. Revenue from two customers accounted for 16%, and 11% of consolidated revenue for the quarter ended March 31, 2012 and 2011, respectively. Two of these customers accounted for 14% and 11% of consolidated revenue for the three months ended March 31, 2012 and 2011, respectively. Over 97% of this revenue for both periods related to sales by the Chemicals segment.

The Company is subject to significant concentrations of credit risk associated within trade accounts receivable as the Company does not generally require collateral in support of trade receivables. Further, the majority of the Company’s cash is maintained at one major financial institution and balances often exceed insurable amounts.

Certain raw materials used by the Chemicals segment in the manufacture of the Company’s proprietary complex nanofluids (“CnF”) products are obtainable from limited sources. Certain mud-motor inventory parts in the Drilling segment and stock parts in the Artificial Lift segment are primarily sourced from China.

Note 14 — Commitments and Contingencies

Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that would have a material effect on the Company’s financial position, results of operations or liquidity.

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

~ 16 ~

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”), and in particular, Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward- looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (“the Reform Act”). Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to Flotek Industries, Inc. (“Flotek” or the “Company”) business plan, objectives and expected operating results and assumptions upon which those statements are based. The forward- looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report. The forward looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions, not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.

A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A – “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

Executive Summary

Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified, global, technology-driven company that develops and supplies oilfield products, services and equipment to oil, gas and mining industries. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production related tools used in oil, gas and mining industries. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Flotek’s products and services enable customers to more efficiently drill wells, increase existing well production and decrease well operating costs. The Company operates in both domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid- Continental regions of the United States (“U.S.”) as well as Canada, Mexico, Central America, South America, Europe, Africa and Asia and markets products domestically and internationally in over 20 countries. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure-pumping service companies, national and state-owned oil companies and international supply chain management companies.

Flotek’s business is comprised of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. The Chemicals and Drilling segments provide drilling and completion related products and services, while the Artificial Lift and Chemicals segments provide production related products and services. Products and services offered combined with increased geographic market penetration, have ensured diversified sources of cash flows; thereby reducing dependence upon any one segment. While each segment’s technical expertise is unique, all segments remain committed to providing customers with quality, competitively priced products and services.

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

•

The Artificial Lift segment assembles and markets artificial lift equipment, notably the Company’s Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production activities.

~ 17 ~

Historical Market Data: Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011	% Change
Average Active Drilling Rigs
United States	1,990	1,721	15.6%
Canada	584	563	3.7%

Total North America	2,574	2,284	12.7%

Vertical rigs (U.S.)	601	514	16.9%
Horizontal rigs (U.S.)	1,172	981	19.5%
Directional rigs (U.S.)	217	226	-4.0%

Total drilling type (U.S.)	1,990	1,721	15.6%

Oil vs. Natural Gas Drilling Rigs
Oil.	1,680	1,198	40.2%
Natural Gas	894	1,086	-17.7%

Total North America	2,574	2,284	12.7%

Average Commodity Prices
West Texas Intermediate Crude Prices (per barrel)	$102.88	$93.54	10.0%
Natural Gas Prices ($/mmbtu)	$2.53	$4.07	-37.8%

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: West Texas Intermediate Crude and Natural Gas Prices, Department of Energy, Energy Information Administration (www.eia.doe.gov)

The Company’s ability to compete in the oilfield services market is dependent upon the ability to differentiate and provide superior products and services while maintaining a competitive cost structure. Further, domestic operations are reactive to fluctuations in natural gas and oil well drilling activity, well depth and drilling conditions, number of well completions and level of work-over activity in North America. North American drilling activity is aligned with and responsive to the volatility of natural gas and crude oil commodity prices as well as market expectations of future prices. The Company’s results of operations are also heavily dependent upon the sustainability of prices charged to customers, which is significantly impacted by drilling activity levels, availability of equipment and other resources and competitive pricing pressures.

Customers’ exploration and production (“E&P”) budgets, in many instances, depend upon the revenue generated from the sale of oil, natural gas and precious minerals. Lower oil and natural gas and mineral prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas and mineral prices. Natural gas, oil and mineral commodity prices are contingent upon changes in market supply and demand driven by overall economic activity, weather, pipeline capacity, inventory storage, commodity markets and futures trading, basis differentials and other factors. Presently, a significant price divergence exists between natural gas and liquid rich natural gas drilling objectives, which continues to shift active rig count from gas to liquids rich natural gas drilling activity. The Company currently forecasts continued upward oil price pressure due to supply uncertainty offset by uncertainties of economic growth.

In 2011, the average monthly U.S. natural gas wellhead price remained depressed compared to historic highs and is expected to remain so throughout 2012 primarily due to record high natural gas inventories. Depressed natural gas prices, increased shale gas production levels and unusually warm North American winter and spring temperatures contributed to increased natural gas storage levels.

Despite on-going geopolitical uncertainties, the Company believes over the long-term, any major macroeconomic disruptions will ultimately correct as the underlying trends of significant demand growth within developing countries, smaller and more complex reservoir activity, high depletion rates, and the need for continual reserve replacement support on-going strategic expansion initiatives with patented complex nano-fluid chemistries and increased domestic and international market penetration.

~ 18 ~

The shift from natural gas to oil and liquids-rich shale basins resulted in increased product and service demand as well as increased patented complex nano-fluid chemistry demand and other technological reliance designed to promote efficiency within complex reservoirs. Increased horizontal oil-directed drilling activity is partially responsible for increased demand and steady pricing across a significant portion of the Company’s products and services. Increased economic activity is also contributory, particularly in emerging Middle Eastern and Asian markets, when combined with market predictions of continued economic growth within North American markets, and supportive of a continued increase in demand for oil and stable natural gas drilling activity.

Despite the shift from natural gas to liquids rich natural gas drilling, spending on natural gas-directed projects continues to be supported by (1) hedges on prior period production transacted when futures prices were higher, (2) the need to drill and produce natural gas wells to hold leases acquired in earlier periods, (3) the influx of equity from companies interested in penetration and development of shale resource plays, and (4) associated production of natural gas liquids in certain basins.

Flotek’s management anticipates current economic conditions will continue throughout 2012 despite the market and economic uncertainties noted above. The Company remains cognizant that if additional unfavorable economic conditions occur current projections could be adversely impacted by additional drilling activity uncertainty. Looking forward, however, the Company believes current activity and strategic foreign and domestic market penetration initiatives will ensure margin sustainability, as well as continued vigilance over growing cost pressures which could moderate forecast margin improvements.

The Company expects North American gas market activity will remain relatively stable in unconventional plays such as the Permian, Eagle Ford and other basins that utilize the Company’s products and services. Further, growing recognition of the beneficial use and corresponding increase in demand for the Company’s patented, environmentally friendly (“green”) complex nano-fluid is expected to continue. Product demand, driven by forecast market share growth, continues to trend favorably. The Company intends to continue to pursue strategic international initiatives and opportunities throughout 2012.

Flotek’s on-going diversification of products and services offered as well as continued geographic market expansion realized from strategic acquisitions, organic growth and investments in complementary or competing businesses mitigates cyclical risk exposure by balancing drilling and production; rental and service; domestic and international; and natural gas and crude oil activities.

Flotek’s management remains committed to chemical production capacity expansion ensuring responsiveness to increasing customer demand and also to the expansion of our drilling jar and shock sub fleets to further reduce sub-rental usage. The Company will continue pursuing and developing new and existing international market opportunities associated with our specialty chemical products and Teledrift division’s measurement while drilling (“MWD”) products throughout 2012.

The Company’s commitment to research and development (“R&D”) efforts within Chemicals has ensured the ability to remain responsive to increased demand and growth in unconventional liquid rich and oil sand formation plays. As a result of success in unconventional areas such as the Marcellus Shale, Niobrara and Eagle Ford, the Company expects to continue experiencing increased demand and growth, particularly with complex nano-fluid products. Additionally, Drilling has adapted several designs in the Company’s motor line of business in order to operate more successfully in many areas such as Oklahoma and West Texas.

Crude oil prices remained historically high during the first quarter of 2012 and North American oil drilling rig count increased by 417 rigs, or 33.0%, to 1,680 rigs surpassing the 2011 annual average oil rig count of 1,263 rigs. The increase is illustrative of the ongoing shift to oil and liquid rich natural gas drilling rig activity as compared to natural gas drilling rig activity. North American oil rigs have increased 40.2% to 1,680 rigs in the first quarter of 2012 as compared to 1,198 rigs in the same period of 2011, while average worldwide oil rig count has increased 8.7% to 3,771 rigs from 3,469 rigs over comparable periods. Horizontal-directed rig activity of 1,172 rigs for the three months ended March 31, 2012 was comparable to 2011 highs of 1,184 rigs. Horizontal rig count is representative of 45.5% of total North American rigs. The Company anticipates corresponding North American oil drilling activity throughout the remainder of 2012.

The average monthly U.S. natural gas wellhead price decreased to near decade low levels of $2.53/mmbtu from $4.07/mmbtu for the three months ended March 31, 2012 and 2011, respectively. Due to low natural gas prices businesses engaged in exploration and production of oil and natural gas decreased drilling activity and capital spending in natural gas basins, including shale plays, and increased capital spending towards oily, liquid-rich basins. Depressed natural gas prices combined with high levels of gas reserves, remain primary causes for ongoing decline in North American natural gas rig count, which decreased by 17.7%, to 894 rigs at March 31, 2012 compared to 1,086 rigs at March 31, 2011. Natural gas working inventories in storage on March 31, 2012 totaled 2.5 trillion cubic feet (“Tcf”), approximately 157.0%, or 0.9 Tcf, above the total levels of 1.6 Tcf for the same comparable period in 2011. Present storage levels are at a historic high; 0.9 TcF above the 5 year average (2007-2011) of 1.6 Tcf. New shale gas production levels and unusually warm 2011 North American winter temperatures contributed to the increased natural gas storage levels. While natural gas drilling activities are declining, natural gas inventory is expected to increase in 2012, primarily due to continued rise in oil production, as natural gas is a byproduct for oil drillers.

~ 19 ~

Despite ongoing concerns regarding natural gas drilling activity and prices, oil prices remain high. Oil price trends have led to increased demand and improved pricing for the majority of the Company’s products and services. Increased economic activity, particularly in the emerging Middle Eastern and Asian markets, combined with market predictions of continued economic growth within North American markets, remains supportive of a continued increase in demand for oil. Company sales increased due to favorable sustained increases in oil drilling activity and high crude oil prices. Changes in oil and natural gas exploration and production spending resulted in record demand for the Company’s products and services for the quarter ended March 31, 2012 as compared to the same period in 2011. As the Company’s resources are well aligned, benefits are being realized from current capital resources with customer demands in oily and liquid-rich basins in unconventional and conventional reservoirs. While natural gas prices remain low, the continuing shift in oilfield activity by the Company’s customers to oily and liquid-rich plays is encouraging and the Company. The Company’s current 2012 outlook forecasts continued oil price upward price pressure due to supply uncertainty offset by uncertainties of economic growth.

Flotek believes natural gas prices and natural gas drilling activity will remain volatile and take some time to correct. However, determining the exact timing of any correction is uncertain. Forecasting the depth and length of any recovery cycle, and that of the current economy, is challenging due to worldwide financial uncertainties and technological advancements within the energy industry.

Flotek anticipates pricing pressures may become more evident during the remainder of 2012, as the global climate continues to be unpredictable, particularly in Middle Eastern oil producing countries in conjunction with the uncertainty of economic crisis in some European countries, and competitors’ reactions to current market conditions. Despite this and heightened geopolitical uncertainties, the Company believes any major macroeconomic disruptions will ultimately correct themselves as significant demand growth within developing countries, smaller and more complex reservoir activity, high depletion rates, and the need for continual reserve replacement support the Company’s on-going strategic expansion initiatives with patented complex nano-fluid chemistries and increased domestic and international market penetration.

The current shift from natural gas to oil and liquids-rich shale, at a minimum, should ensure a competitive market throughout the remainder of 2012. However, growing cost pressures could moderate anticipated margin improvements.

The Company’s capital expenditures were $4.1 million in the first three months of 2012 compared to capital expenditures of $1.2 million for the same period in 2011. Capital expenditures increased in 2012 in response to increased product and service demand and increased drilling activity. Management’s remaining capital budget as of March 31, 2012 totals $11.0 million, however, forecast expenditures may fluctuate dependent upon market demand and realized results of operations. The Company actively manages capital expenditures to be responsive to the market, take advantage of strategic opportunities and further increase the Company’s international presence.

Consolidated Results of Operations (dollars in thousands):

			% of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Revenue	$79,195	$52,905
Cost of revenue	45,744	31,760	57.8%	60.0%

Gross margin	33,451	21,145	42.2	40.0
Selling, general and administrative costs	14,913	10,341	18.8	19.5
Depreciation and amortization	958	1,021	1.2	1.9
Research and development costs	832	499	1.1	0.9

Income from operations	16,748	9,284	21.1	17.5
Loss on extinguishment of debt	(5,391)	—	(6.8)	—
Change in fair value of warrant liability	(3,875)	7,554	(4.9)	14.3
Interest and other expense, net	(2,258)	(4,840)	(2.9)	-9.1

Income before income taxes	5,224	11,998	6.6	22.7
Provision for income taxes	(1,618)	(1,624)	(2.0)	-3.1

Net income	$3,606	$10,374	4.6%	19.6%

~ 20 ~

Consolidated Results of Operations: Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Consolidated revenue for the first quarter of 2012 increased $26.3 million or 49.7% to $79.2 million from $52.9 million as compared to the first quarter of 2011. Increased revenue within the Chemicals and Drilling segments was primarily attributable to favorable market fluctuations combined with strategic initiatives undertaken by the Company. Increased oil prices, drilling activity, customer demand and product mix shifts were contributory to the period over period increase. In addition, Company expansion into new and within existing markets combined with strategic product adaptation, product customization and new product development as well as cross marketing of products, revitalization of sales force, and price increases in certain product lines also contributed to period over period increase. Product, rental and service revenue increased by $20.8 million, $3.9 million and $1.6 million, respectively. The increase in product revenue was primarily driven by an increase of $20.2 million in Chemicals’ stimulation liquids sales combined with an increase of $1.4 million of Drilling sales resulting from increased drilling and global mining activity offset by a $0.8 million decline in Artificial Lift sales activity due to depressed natural gas prices and associated drilling activity. The $3.9 million increase in rental revenue is associated with the increased petroleum prices and liquid rich drilling activity noted above, while the $1.6 million increase in service revenue is attributable to $1.0 million of increased installation and customer service call activity resulting from increased product sales activity and $0.6 million of increased product deliveries and existing construction projects progress and completions.

The consolidated gross margin as a percentage of revenue increased by 2.2% to 42.2% for the three months period ended March 31, 2012 as compared to 40.0% for the three months ended March 31, 2011, due to strategic price increases, shift in customer demand to higher margin products, continued cost containment, sales force revitalization, product cross marketing initiatives and increased market penetration. Gross margin is calculated as revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative costs, (“SG&A”) are not directly attributable to products sold or services provided. SG&A for the three months ended March 31, 2012 increased by $4.6 million or 44.2% to $14.9 million from $10.3 million for the comparable period of 2011. This increase was due primarily to increased labor costs of $4.1 million, the remaining increase is comprised primarily of consulting fees and increased travel costs. Labor costs consist of salary expense, stock incentive compensation, and medical costs which increased by $1.5 million, $1.8 million and $0.8 million, respectively for first quarter of 2012 as compared to the same period in 2011. In order to meet demands of increased sales, salary expense increase to $7.1 million from $5.6 million or 26.8%. Headcount increased by approximately 15% and incremental overtime costs and sales commissions were paid during the first quarter of 2012. Merit increases averaging 5% were also awarded to employees and additional incentive compensation was paid during the first quarter of 2012 in recognition and reward of improved period over period operational performance. Medical costs increased by $0.8 million due to increased volume of non-recurring high dollar claims period over period. Stock incentive compensation increased to $2.2 million from $0.4 for the comparable period in 2011 for awards granted as a result of improved operational performance.

Depreciation and amortization expense remained comparable at $1.0 million for both the three months ended March 31, 2012 and 2011, while research and development (“R&D”) expense increased $0.3 million period over period as a result of ongoing new product development within the Chemicals and Drilling segments. The Company recognized a loss of $5.4 million on the early extinguishment of the Company’s 2010 Notes during the first quarter of 2012 with no similar activity in the first quarter of 2011. The loss originated from $1.8 million of premium paid to facilitate debt retirement as well as the acceleration of recognition of underlying unamortized debt issuance costs and unaccreted debt discount of $1.7 million and $1.9 million, respectively.

During the first quarter of 2012, the Company recognized $3.9 million of non-cash expense in the statement of operations related to an increase in the fair value of the Company’s warrant liability primarily attributable to an increase in the price per share of the Company’s common stock. During the first quarter of 2011, the Company recognized $7.6 million of non-cash income in the statement of operations related to a decrease in the outstanding fair value of the Company’s warranty liability correspondent with the exercise of 2.5 million of contingent warrants and 0.8 million of exercisable warrants during the 2011 period unmatched in 2012. All fluctuations in the fair value of the warrant liability are recognized as non-cash income or expense items that will never be cash settled; rather future fluctuations in the fair value of the warrant liability will be recognized as non-cash income or expense. The warrant liability will remain outstanding until such time as the all warrants have either been exercised or expire.

Interest and other expense decreased by $2.6 million, or 53.3%, period over period as a result of the early repayment of the 2010 Notes on January 5, 2012 and the write off of associated un-accreted debt issuance costs.

The Company recorded an income tax provision of $1.6 million for the quarter ended March 31, 2012, reflecting an effective tax rate of 31.0% compared to an income tax provision of $1.6 million for the quarter ended March 31, 2011, reflecting an effective tax rate of 13.5%. Fluctuations in effective tax rates are impacted by non-cash fluctuations in the fair value of the Company’s warrant liability, a permanent difference which ultimately has no effect on income taxes, and by the deferred tax asset valuation allowances of one of the Company’s filing jurisdictions.

~ 21 ~

Results of Operations by Reportable Segment

Chemicals (dollars in thousands)

			% of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Revenue	$47,647	$26,927
Gross margin	$20,895	$11,301	43.9%	42.0%
Income from operations	$17,122	$8,525	35.9%	31.7%

Chemicals Results of Operations: Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Chemicals revenue for the three months ended March 31, 2012 totaled $47.7 million, an increase of $20.8 million, or 76.9%, compared to $26.9 million for the three months ended March 31, 2011 due to increased oil-directed and liquid-rich natural gas drilling activity driven by increased global crude oil prices and stabilized liquid-rich natural gas prices. Increased product sales volumes of stimulation liquids accounted for approximately $20.0 million of the period over period increase. The increased sales was supported by the Company’s strategic adaptation of proprietary natural gas effective complex nano-fluid to oil effective complex nano-fluid in conjunction with new and existing customers’ increased demand, domestic and international market penetration and industry growth. The Bakken and Niobrara shale plays in particular, were positive contributors to the increase. Further, increased cross-marketing sales efforts resulted in increased industry recognition of proven production efficiencies and environmental benefits derived from use of both new and existing products and increased demand for nano-fluid product in both domestic and international markets. Strategic sales marketing efforts initiated in the latter half of 2011 enhanced customer awareness and demand for a broader range of products and services available within the Company’s overall products and services portfolio. An additional $0.6 million of incremental period over period revenue resulted from existing project completions and newly contracted construction project activity.

Chemicals gross margin for the first quarter of 2012 increased $9.6 million, or 85.1% and increased 1.9% as a percentage of revenue as compared to the first quarter of 2011. The period over period increase is primarily attributable to cost management initiatives and vendor pricing negotiations resulting in raw material price reductions and purchasing efficiencies in 2012. Identification of synergistic market opportunities, growth of domestic and international market share, and cost containment efforts remained a Company priority in the first quarter of 2012. Direct operating costs as a percentage of revenue decreased 0.8% in the first quarter of 2012 to 2.3% from 3.1% realized in the first quarter of 2011 and are indicative of the Company’s continued oversight and management of operational costs.

Income from operations increased $8.6 million, or 100.9%, period over period due to increased product sales and service volumes of 1.2 million gallons of liquid product, average enacted price increases of approximately 8.0%, and a 12.7%, respectively and increased North American drilling activity realized in the first quarter of 2012 as compared to the same period of 2011.

Drilling (dollars in thousands)

			% of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Revenue	$28,988	$22,641
Gross margin	$11,509	$8,945	39.7%	39.5%
Income from operation	$5,549	$4,697	19.1%	20.7%

Drilling Results of Operations: Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Drilling revenue for the three months ended March 31, 2012 totaled $29.0 million, an increase of $6.4 million, or 28.1%, compared to $22.6 million for the three months ended March 31, 2011. The favorable variance resulted from domestic and international market share growth and penetration with both new and existing customers, change in customers’ product mix demands, increased rig count, increased lost in hole revenue, favorable crude oil commodity prices, new product development, specialized customer demand for existing product adaptation, continued cross segment sales marketing efforts, sales force revitalization, and competitive pricing relief.

~ 22 ~

•

Rental Revenue: Rental revenue for the first quarter of 2012 increased $3.9 million or 27.7% to $18.0 million from $14.1 million in the first quarter of 2011. Increased market share penetration within new and existing domestic and international markets, product mix demand shift to Pro-Tools from legacy tools, and associated increased oil and horizontal rig drilling activity resulted in $1.3 million of incremental period revenue. Rentals increased by 9.6% in the first quarter of 2012 over the first quarter of 2011 and contributed to $1.5 million of the period over period increase in rental tool revenue. Increased “lost-in-hole” revenue during the first three months of 2012 contributed $1.1 million. Increased lost-in-hole revenue was attributable to increased activity in 2012 as compared to 2011.

•

Product revenue: Product revenue for the three months ended March 31, 2012 increased $1.4 million or 21.6% to $7.9 million from $6.5 million for the three months ended March 31, 2011. Product revenue increased $1.0 million due to increased sales of raised drill pipe, collar and reamer equipment period over period due to increased customer demand within gold mining industries resultant from increased gold commodity prices period over period. Domestic and international base metal drilling increased due to higher commodity pricing including a 17% increase in gold prices. Also contributing to the increased in product revenue were increased sales of centralizer products due to increased oil and horizontal rig drilling activity, cross segment sales marketing efforts and sustained crude commodity prices which resulted in $0.4 million of period over period incremental revenue. For the three months ended March 31, 2012 the average North America monthly oil drilling rig activity increased by 482 rig or 40.2% to 1,680 rigs from 1,198 rigs for the three months ended March 31, 2011.

•

Service Revenue: Service revenue for the three months ended March 31, 2012 increased $1.0 million or 47.7% to $3.1 million from $2.1 million for the three months ended March 31, 2011 related to oil and horizontal rig drilling activity, increased prices of services, and increased international motor service. Service revenue, period over period, increased by $0.8 million while ancillary service revenue for deliveries, inspections and repairs increased $0.2 million.

Drilling gross margin for the three months ended March 31, 2012 increased by $2.6 million or 28.7% to $11.5 million from $8.9 million for the same comparable period over period while gross margin as a percentage of revenue remained relatively flat increasing only 0.2% to 39.7% from 39.5%, respectively.

Drilling income from continuing operations for the three months ended March 31, 2012 increased by $0.9 million or 18.1% to $5.5 million from $4.7 million for the same comparable period in 2011 due to an amalgamation of the aforereferenced. A slight decline as a percentage of revenue of 1.6% to 19.1% from 20.7% period over period is due to incremental increase in selling and general administrative expenses and salary expense necessary to support the increased business activity.

Artificial Lift (dollars in thousands)

			% of Revenue
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Revenue	$2,560	$3,337
Gross margin	$1,047	$899	40.9%	26.9%
Income from operations	$516	$426	20.2%	12.8%

Artificial Lift Results of Operations: Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Artificial Lift revenue is primarily derived from coal bed methane (“CBM”) drilling activity, and is highly correlated to the price of natural gas. Artificial Lift revenue for the three months ended March 31, 2012 totaled $2.6 million, a decrease of $0.8 million, or 23.3%, compared to $3.3 million for the three months ended March 31, 2011 due to softened unit installation activity resulting from lower natural gas drilling activity driven by low natural gas prices, as compared to 2011. For the three months ended March 31, 2012, total North America average monthly natural gas drilling rig count decreased by 192 rigs or 17.7%, totaling 894 rigs as compared to 1,086 rigs for the same period in 2011. For the three months ended March 31, 2012 monthly average natural gas prices at the wellhead decreased by $1.54/mmbtu or 37.8% to $2.53/mmbtu compared to $4.07/mmbtu in the comparable period of 2011. The decrease in revenue was partially offset by an increase of $0.4 million receivable from an international customer revenue due to increased customer activity over the comparable period in 2011.

Artificial Lift gross margin increased by $0.1 million or 16.5% to $1.0 million for the three months ended March 31, 2012 from $0.9 million for the same comparable period in 2011 due to strategic price initiatives. As a result of the increased international activity and more favorable pricing, income from operations for the three months ended March 31, 2012 increased by $0.1 million or 21.1% to $0.5 million compared to $0.4 million for the same period in 2011.

~ 23 ~

Historical Market Conditions: Three Months Ended March 31, 2012 Compared to the Three Months Ended December 31, 2011

	Three Months Ended,
	March 31, 2012	December 31, 2011	% Change
Average Active Drilling Rigs
United States	1,990	2,010	-1.0%
Canada	584	470	24.0%

Total North America	2,574	2,480	3.8%

Vertical rigs (U.S.)	601	626	-4.0%
Horizontal rigs (U.S.)	1,172	1,157	1.3%
Directional rigs (U.S.)	217	227	-4.4%

Total drilling type (U.S.)	1,990	2,010	-1.0%

Oil vs. Natural Gas Drilling Rigs
Oil	1,680	1,434	17.2%
Natural Gas	894	1,046	-14.5%

Total North America	2,574	2,480	3.8%

Average Commodity Prices
West Texas Intermediate Crude Prices (per barrel)	$102.88	$94.01	9.4%

Natural Gas Prices ($/mmbtu)	$2.53	$3.49	-27.5%

Consolidated Results of Operations: Three Months Ended March 31, 2011 Compared to the Three Months Ended December 31, 2011(dollars in thousands)

			% of Revenue
	Three Months Ended,		Three Months Ended,
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Revenue	$79,195	$74,904
Cost of revenue	45,744	43,190	57.8%	57.7%

Gross margin	33,451	31,714	42.2	42.3
Selling, general and administrative costs	14,913	14,446	18.8	19.3
Depreciation and amortization	958	954	1.2	1.3
Research and development costs	832	721	1.1	1.0

Income from operations	16,748	15,593	21.1	20.8
Interest and other expense, net	(7,649)	(3,374)	-9.7	(4.5)
Change in fair value of warrant liability	(3,875)	(9,038)	-4.9	(12.1)

Income before income taxes	5,224	3,181	6.6	4.2
Provision for income taxes	(1,618)	(2,190)	-2.0	(2.9)

Net income	$3,606	$991	4.6%	1.3%

Consolidated revenue in the first quarter of 2012 increased $4.3 million or 5.7% to $79.2 million from $74.9 million compared to the fourth quarter of 2011. Both the Chemicals and Drilling segments reported increased revenue of $6.5 million and $0.6 million, respectively, while the Artificial Lift segment revenue declined $2.8 million period over period. Chemicals product sales alone increased by 20.0% driven by continued strategic adaptation of proprietary natural gas effective complex nano-fluid

~ 24 ~

to oil effective complex nano-fluid in conjunction with realization of new and increased existing customer demand, domestic and international market penetration and cross-marketing sales efforts. The Drilling segment’s revenue trended favorably despite a 1% fall in U.S. drilling rig activity period over period. The decline in the Artificial Lift revenue is attributable to decreased activity driven by depressed natural gas prices and corresponding decrease in natural gas drilling and a decrease in international sales.

The consolidated gross margin for the three months ended March 31, 2012 increased $1.7 million or 5.5% to $33.5 million from $31.7 million for the three months ended December 31, 2011. The gross margin period over period increase is primarily due to Chemicals sales activity while the Chemicals cost of sales remained flat as a percentage of revenue period over period at 57.8% and 57.7%, respectively.

SG&A expenses, depreciation and amortization expense and R&D expense remained comparable period over period. The Company recognized a loss of $5.4 million on the early extinguishment of the Company’s 2010 Notes during the first quarter of 2012 with no similar activity in the last quarter of 2011. The loss originated from $1.8 million of premium paid to facilitate debt retirement and the corresponding acceleration of recognition of underlying unamortized debt issuance costs and unaccreted debt discount of $1.7 million and $1.9 million, respectively. Additionally, the Company incurred a non-cash expense due to an increase in the fair value of the Company’s warrant liability of $3.9 million attributable to favorable fluctuations in the share value of the Company’s common stock period over period.

Capital Resources and Liquidity

Overview

Ongoing capital requirements result from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first quarter of 2012, the Company funded capital requirements entirely with operating cash flows. The Company’s $35 million Credit Facility with PNC Bank, National Association (“PNC Bank” or the “Lender”) remained undrawn at March 31, 2012.

The Company’s financial performance and liquidity, as recognized in the first quarter of 2012, are expected to continue throughout 2012. Favorable crude oil commodity prices, well completions and horizontal rig count were reported in the first quarter of 2012. Current market conditions, new and existing market share penetration initiatives, shifts in product demand and higher margin product mix collectively increased demand for products and services across the Chemicals and Drilling segments and improved margins within the Artificial Lift segment resulting in improved period over period operating results.

At December 31, 2011, the Company’s cash balance totaled $46.7 million. During the three months ended March 31, 2012 the Company paid $38.5 million to extinguish $36.0 million of its senior secured convertible debt, $1.9 million of semi-annual interest and $3.4 million of cash capital expenditures. Offsetting these cash outflows were cash proceeds of $1.2 million from sales of fixed assets and positive cash flow from operations. At March 31, 2012, the Company’s cash balance totals $13.3 million. The Company expects operating cash flows and cash reserves to be sufficient for anticipated operating, capital expenditure, and debt servicing requirements throughout the remainder of 2012.

At March 31, 2012, the Company was in compliance with all debt covenants except the fixed charge coverage ratio required under the Credit Facility. Compliance with this ratio was waived by PNC Bank on May 7, 2012, and the coverage ratio calculation under the Credit Facility was amended. The significant terms of the Company’s Credit Facility are discussed in Note 8 — Convertible Notes, Long-Term Debt and Credit Facility in the Notes to the Unaudited Condensed Consolidated Financial Statements.

As of March 31, 2012, the Company’s outstanding 2008 Notes were classified to current liabilities. The Company maintains an ongoing program to explore alternative options and secure more favorable debt and equity financing terms. Opportunistic and strategic debt repayment and/or refinancing alternatives are currently being considered. Debt management optionality includes but is by no means limited to repayment under the terms of the 2008 Notes, full or partial exercise of embedded call options, traditional term loan take out or renegotiation of debt terms with existing investors. Anticipated liquidity supported by cash generation evidenced during the first quarter should ensure debt reduction capability within the Company’s normal course of business.

Plan of Operations for 2012

The Company’s 2012 Plan of Operations anticipates sustained industry economic conditions and includes the following initiatives:

•	Explore funding opportunities/alternatives with financial advisors.

•	Management of the capital expenditure budget for 2012 of approximately $14.4 million, of which $11.0 million remains available as of March 31, 2012.

•

Expansion into identified/opportunistic foreign markets in order to realize strategic benefits for existing business segments. Continue to actively explore opportunities with existing and potential business partners to broaden geographic market penetration and/or use of new and existing products and services.

~ 25 ~

•

Strategic identification and sale of non-core assets and underperforming product lines. Continue identification of assets no longer aligned with strategic objectives and identify/quantify divestiture alternatives. In addition to providing liquidity, the sale of non-strategic assets would continue to concentrate efforts and resources on improvements and expansion of marketable products.

•	Emphasis on development of product lines that could be contributory to gross margin improvement.

•	Continue assessment of both outsourcing and insourcing opportunities to support operational improvements.

•

Manage operating cash flows with receivables, payables and inventory management. Increased cash flow from inventory management will continue as demand for products increases. Continue management of working capital and revisit pricing strategies/adjust prices to obtain the most favorable market positions that conditions and environments allow.

•	Manage asset utilization to enhance and increase operational and market sale synergies across all business and product lines to remain responsive to market demand for products and services.

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

•	Utilize ERP system functionality to more actively manage internal controls, reduce current accounting constraints and enhance operational responsiveness.

•	Continue to simplify existing tax structure, while taking advantage of existing NOL’s and automating intercompany and consolidation processes.

Cash Flows

Consolidated cash flows by type of activity are noted below (in thousands):

	Three Month Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$5,715	$(2,811)
Net cash used in investing activities	(2,904)	(198)
Net cash provided by (used in) financing activities	(36,164)	2,150

Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	13	(1)

Net decrease in cash and cash equivalents	$(33,340)	$(860)

Operating Activities

During the three months ended March 31, 2012, net cash provided by operating activities totaled $5.7 million compared to net cash used in operating activities of $2.8 million during the first quarter 2011.

Non-cash items recognized in net income totaled $12.8 million in the first quarter of 2012 consisting primarily of a $3.9 million increase in the fair value of the warrant liability, $3.6 million loss on the extinguishment of $36.0 million of senior secured debt, $2.6 million of asset depreciation and amortization, $2.1 million of stock compensation expense, $1.0 million of accretion of debt discount, and $0.5 million increase in deferred income taxes offset by a $1.0 million net gain on the sale of fixed assets.

Non-cash items recognized in net income during the first quarter of 2011 totaled $2.9 million consisting of a $7.6 million decrease in the fair value of the warrant liability and $0.7 million of net gains on the sale of assets offset by of $2.5 million of asset depreciation and amortization, $1.3 million of accretion of debt discount, $1.0 million of amortization of deferred financing costs, $0.4 million of stock compensation expense and $0.2 million of deferred income tax.

During the first quarter of 2012, working capital used was $10.7 million of cash. The change in working capital was required to meet increased market demand for Flotek’s products and services. Use of working capital and operational growth was primarily evidenced by increased accounts receivable ($3.2 million), decreased income taxes payable ($3.2 million), increased inventory ($2.3 million), decreased interest payable ($1.6 million), decreased accrued liabilities ($1.5 million) offset by increased accounts payable ($1.2 million).

~ 26 ~

During the first quarter of 2011, changes in working capital used $10.2 million of cash primarily to meet increased market demand for the Company’s products and services. Use of working capital and operational growth was evidenced by increased accounts receivable ($3.7 million), increased inventory ($2.8 million), decreased accrued liabilities ($2.6 million), decreased interest payable ($1.5 million) and decreased accounts payable ($0.8 million) offset by decreased tax receivable ($1.1 million) and decreased other assets ($0.1 million).

Investing Activities

During the three months ended March 31, 2012 and 2011, capital expenditures totaled $4.1 million and $1.2 million, respectively. Capital expenditures increased period over period due to increased investment in capital infrastructure required to meet increased customer product and service demands, as well as increased drilling and market activity. In particular, the Chemicals segment operating capacity was expanded to remain responsive to increasing customer demand and product mix offerings. Cash flows used in investing activities during the three months ended March 31, 2012 and 2011 were partially offset by $1.2 million and $1.0 million, respectively, of proceeds received from the sale of fixed assets, resulting in net cash used in investing activities of $2.9 million and $0.2 million, respectively, for the periods presented.

Financing Activities

During the three months ended March 31, 2012, financing activities used net cash of $36.2 million. During January 2012 the Company extinguished $36.0 million of its senior secured convertible debt and made $0.2 million of capital lease payments. During the three months ended March 31, 2011, financing activities provided net cash of $2.1 million. Proceeds of $4.0 million from the conversion of exercisable and contingent warrants were offset with $1.0 million of commitment fees and $0.9 million of term loan principal payments made during the quarter.

Off-Balance Sheet Arrangements

No transactions originated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, the Company was not involved in any unconsolidated SPEs.

The Company provides no guarantee to any customer or vendor nor does the Company have any off-balance sheet arrangements or commitments, that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

Material contractual obligations relate to repayment of amounts borrowed through the 2008 Notes and payment of the capital and operating lease obligations.

Contractual obligations at March 31, 2012 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2 -3 years	4 -5 years	More than 5 years
Unsecured senior convertible notes	$70,500	$70,500	$—	$—	$—
Interest expense on convertible notes (1)	3,701	3,701	—	—	—
Capital lease obligations	2,047	940	1,107	—	—
Operating lease obligations	9,774	1,592	1,954	1,564	4,664

Total	$86,022	$76,733	$3,061	$1,564	$4,664

(1)	Interest at 5.25%, payable semi-annually on February 15 and August 15, with principal repayment on February 15, 2013, the date of the holder’s first put option.

~ 27 ~

Critical Accounting Policies and Estimates

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions affecting the reported amounts in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used in the preparation of consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and changes in the business environment; however, actual results may materially differ from estimates under alternative conditions. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2012.

Recently Issued Accounting Standards

Effective January 1, 2012, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” and is providing additional disclosures about unobservable inputs used for Level 3 measurements and about transfers between Level 1 and Level 2 of the fair value hierarchy. Implementation of this guidance required additional disclosures related to fair value measurements beginning for interim periods in 2012.

Effective January 1, 2012, the Company adopted the accounting guidance in ASU No. 2011-5, “Presentation of Comprehensive Income” and has elected to present components of net income and comprehensive income in two separate, but consecutive statements. Implementation of this guidance did not change the components of net income or other comprehensive income and only changed the presentation of the financial statements. The new guidance is required to be applied retrospectively to all periods presented.

New Accounting Requirements and Disclosures

In December 2011, the Financial Standards Board (“FASB”) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 defers changes required in ASU No. 2011-05 related to the presentation of reclassification adjustments and allows time for re-deliberation by the FASB.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, and, to a limited extent, commodity prices and foreign currency exchange rates. Additionally, the Company is exposed to the impact of periodic changes in the value of the warrant liability. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in the Company’s Annual Report on Form 10-K, and included in Part II, Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk”; for the year ended December 31, 2011, filed with the SEC on March 7, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

~ 28 ~

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no changes in the Company’s system of internal control that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

~ 29 ~

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to routine on-going litigation and claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended March 31, 2012 to the risk factors set forth in the Company’s Annual Report on Form 10-K, and included in Part I, Item 1A. – Risk Factors for the year ended December 31, 2011, filed with the SEC on March 7, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2012, the Company purchased shares of its common stock to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	13,698	$12.39	—	—
February 1, 2012 to February 29, 2012	3,027	$11.55	—	—
March 1, 2012 to March 31, 2012	899	$12.36	—	—

Total	17,624	$12.24	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On September 23, 2011, the Company and certain of its subsidiaries entered into a Revolving Credit and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank” or the “Lender”). The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00, and an annual limit on capital expenditures. In the event of default, the Lender may accelerate the maturity date of outstanding amounts borrowed under the Credit Facility.

The Lender approved, in advance, the Company’s repurchase of all $36.0 million of the outstanding Convertible Senior Secured Notes (the “2010 Notes”) on January 5, 2012.

At March 31, 2012, the Company was in compliance with all debt covenants except the fixed charge coverage ratio required under the Credit Facility. Compliance with this ratio was waived by PNC Bank on May 7, 2012, and the coverage ratio calculation under the Credit Facility was amended.

~ 30 ~

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1

Third Amended and Restated Service Agreement, dated as of March 5, 2012 between Flotek

Industries, Inc. and Protechnics II, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s

Form 8-K filed on March 9, 2012).

10.2	Letter Agreement, dated as of March 5, 2012 between Flotek Industries, Inc. and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 9, 2012).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

31.3*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

32.3*	Section 1350 Certification of Principal Accounting Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed herewith.

**	Furnished with this Form 10-Q, not filed.

~ 31 ~

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board

Date: May 9, 2012

FLOTEK INDUSTRIES, INC.

By:	/S/ JESSE E. NEYMAN
Jesse E. Neymann
Executive Vice President, Finance

Date: May 9, 2012

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHNNA D. KOKENGE
Johnna D. Kokenge
Vice President, Chief Accounting Officer

Date: May 9, 2012

~ 32 ~