Form 10-Q
period 2012-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2012-08-08
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2012, there were 49,687,001 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,725	$46,682
Restricted cash	150	150
Accounts receivable, net of allowance for doubtful accounts of $788 and $571 at June 30, 2012 and December 31, 2011, respectively	42,392	44,567
Inventories, net	40,977	37,888
Deferred tax assets, net	827	841
Other current assets	5,012	1,933

Total current assets	100,083	132,061

Property and equipment, net	48,918	43,914
Goodwill	26,943	26,943
Other intangible assets, net	25,734	29,094

TOTAL ASSETS	$201,678	$232,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,570	$18,562
Accrued liabilities	8,995	8,397
Income taxes payable	1,479	3,876
Interest payable	1,093	2,097
Convertible senior notes, net of discount	53,231	—
Current portion of long-term debt	968	767

Total current liabilities	82,336	33,699

Convertible senior notes, net of discount	—	99,738
Long-term debt, less current portion	1,022	875
Warrant liability	—	16,622
Deferred tax liabilities, net	2,994	2,780

Total liabilities	86,352	153,714

Commitments and contingencies

Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 52,872,524 shares issued and 49,678,844 shares outstanding at June 30, 2012; 51,957,652 shares issued and 49,153,495 shares outstanding at December 31, 2011	5	5
Additional paid-in capital	187,576	166,814
Accumulated other comprehensive income (loss)	(72)	(44)
Accumulated deficit	(70,026)	(86,810)
Treasury stock, at cost; 1,404,994 and 1,358,299 shares at June 30, 2012 and December 31, 2011, respectively	(2,157)	(1,667)

Total stockholders’ equity	115,326	78,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,678	$232,012

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$78,303	$55,918	$157,498	$108,823
Cost of revenue	45,278	33,674	91,022	65,434

Gross margin	33,025	22,244	66,476	43,389

Expenses:
Selling, general and administrative	15,776	12,729	30,689	23,069
Depreciation and amortization	1,038	1,015	1,996	2,037
Research and development	622	594	1,454	1,093

Total expenses	17,436	14,338	34,139	26,199

Income from operations	15,589	7,906	32,337	17,190

Other income (expense):
Loss on extinguishment of debt	(995)	(3,225)	(6,386)	(3,225)
Change in fair value of warrant liability	6,524	3,253	2,649	10,807
Interest expense	(2,164)	(4,489)	(4,415)	(9,346)
Other income (expense), net	(343)	3	(350)	20

Total other income (expense)	3,022	(4,458)	(8,502)	(1,744)

Income before income taxes	18,611	3,448	23,835	15,446
Income tax expense	(5,433)	(1,322)	(7,051)	(2,946)

Net income	13,178	2,126	16,784	12,500

Accrued dividends and accretion of discount on preferred stock	—	—	—	(4,868)

Net income attributable to common stockholders	$13,178	$2,126	$16,784	$7,632

Earnings per common share:

Basic earnings per common share	$0.27	$0.05	$0.35	$0.19

Diluted earnings per common share	$0.25	$0.04	$0.33	$0.17

Weighted average common shares:

Weighted average common shares used in computing basic earnings per common share	48,227	44,749	47,890	41,180

Weighted average common shares used in computing diluted earnings per common share	54,032	47,433	50,586	45,523

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$13,178	$2,126	$16,784	$12,500

Other comprehensive loss:
Foreign currency translation adjustment	(41)	(24)	(28)	(25)

Comprehensive income	$13,137	$2,102	$16,756	$12,475

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$16,784	$12,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of warrant liability	(2,649)	(10,807)
Depreciation and amortization	5,501	4,964
Amortization of deferred financing costs	530	1,987
Accretion of debt discount	2,031	2,657
Gain on sale of assets	(2,475)	(1,428)
Stock compensation expense	5,877	2,698
Deferred income tax provision	746	(160)
Excess tax benefit related to share-based awards	(518)	(229)
Non-cash loss on extinguishment of debt	4,270	3,225
Change in current assets and liabilities:
Accounts receivable	2,175	(11,048)
Inventories	(3,089)	(8,429)
Accrued liabilities	604	(1,152)
Interest payable	(1,004)	(30)
Accounts payable	(1,992)	1,254
Other current assets	(2,321)	(1,806)
Income taxes payable	(2,397)	2,414

Net cash provided by (used in) operating activities	22,073	(3,390)

Cash flows from investing activities:
Capital expenditures	(9,478)	(3,657)
Proceeds from sale of assets	2,618	2,279
Purchase of patents and other intangible assets	(29)	(220)

Net cash used in investing activities	(6,889)	(1,598)

Cash flows from financing activities:
Repayments of indebtedness	(51,535)	(32,871)
Excess tax benefit related to share-based awards	518	229
Purchase of treasury stock	(490)	(199)
Proceeds from sale of common stock	—	29,438
Proceeds from exercise of stock options	131	109
Proceeds from exercise of warrants	263	4,581
Debt issuance costs	—	(1,000)

Net cash (used in) provided by financing activities	(51,113)	287

Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	(28)	(25)

Net decrease in cash and cash equivalents	(35,957)	(4,726)
Cash and cash equivalents at the beginning of period	46,682	19,863

Cash and cash equivalents at the end of period	$10,725	$15,137

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other
	Shares Issued	Par Value	Shares	Cost	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, December 31, 2011	51,958	$5	1,358	$(1,667)	$166,814	$(44)	$(86,810)	$78,298
Net income	—	—	—	—	—	—	16,784	16,784
Other comprehensive loss	—	—	—	—	—	(28)	—	(28)
Stock warrants exercised	217	—	—	—	263	—	—	263
Fair value of warrant liability reclassified to additional paid-in-capital	—	—	—	—	13,973	—	—	13,973
Stock options exercised	38	—	—	—	131	—	—	131
Treasury stock purchased	—	—	40	(490)	—	—	—	(490)
Restricted stock granted	660	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	7	—	—	—	—	—
Excess tax benefit related to share-based awards	—	—	—	—	518	—	—	518
Stock compensation expense	—	—	—	—	5,877	—	—	5,877

Balance, June 30, 2012	52,873	$5	1,405	$(2,157)	$187,576	$(72)	$(70,026)	$115,326

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Organization and Nature of Operations

Flotek Industries, Inc. (“Flotek” or the “Company”) is a global developer and supplier of drilling and production related products and services. Flotek’s strategic focus, and that of all diversified wholly-owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. The Company’s strategic focus also includes material handling automation as well as loading facility logistics and blending functionality for a variety of bulk materials. Flotek’s products and services enable customers to drill wells more efficiently to realize increased production from existing wells and to decrease future and existing well operating costs. Major customers include leading oilfield service providers, major as well as independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.

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

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, are prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or alternatively by visiting Flotek’s website, www.flotekind.com. The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

Note 2 — Recent Accounting Pronouncements

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

New Accounting Requirements and Disclosures

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011- 05.” ASU No. 2011-12 defers changes required in ASU No. 2011-05 related to the presentation of reclassification adjustments and allows time for re-deliberation by the FASB.

Note 3 — Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Supplemental non-cash investing and financing activities:
Fair value of warrant liability reclassified to additional paid-in-capital	$13,973	$—
Value of preferred stock exchanged in conversion to common stock	—	11,205
Value of common stock issued in payment of convertible notes	—	5,165
Value of common stock issued in payment of preferred stock dividends	—	3,254
Value of common stock issued in payment of term loan debt	—	1,398
Property and equipment acquired through capital leases	873	365

Supplemental cash payment information:

Interest paid	$2,950	$4,732
Income taxes paid, net	8,574	617

Note 4 — Revenue

The Company differentiates revenue and cost of revenue dependent upon whether the source of revenue is attributable to Products, Rentals or Services. Revenue by source is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product	$55,156	$37,040	$110,924	$72,012
Rental	16,981	14,823	35,047	28,958
Service	6,166	4,055	11,527	7,853

	$78,303	$55,918	$157,498	$108,823

Cost of revenue:
Product	32,030	23,438	64,427	45,105
Rental	7,784	6,401	16,359	12,882
Service	3,650	2,355	6,732	4,520
Depreciation	1,814	1,480	3,504	2,927

	$45,278	$33,674	$91,022	$65,434

Note 5 — Inventory

Inventory is as follows (in thousands):

	June 30, 2012	December 31, 2011

Raw materials	$11,493	$12,490
Work-in-process	375	160
Finished goods	31,676	27,917

Gross inventory	43,544	40,567
Less reserve for excess and obsolete inventory	(2,567)	(2,679)

Inventory, net	$40,977	$37,888

Note 6 — Property, Plant and Equipment

Property, plant and equipment is as follows (in thousands):

	June 30, 2012	December 31, 2011

Land	$1,452	$1,220
Buildings and leasehold improvements	18,588	18,401
Machinery, equipment and rental tools	51,766	44,364
Equipment in progress	4,679	4,048
Furniture and fixtures	1,327	1,288
Transportation equipment	5,314	4,853
Computer equipment	1,941	1,900

Property and equipment	85,067	76,074
Less accumulated depreciation	(36,149)	(32,160)

Property and equipment, net	$48,918	$43,914

Depreciation expense, inclusive of expense captured in cost of revenue, totaled $2.3 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively and $4.4 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively.

Note 7 — Other Intangible Assets

Other intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of other intangible assets totaled $0.5 million and $0.6 million during the second quarter ended June 30, 2012 and 2011, respectively and $1.1 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. Amortization of deferred financing costs totaled $0.2 million and $1.0 million for the second quarter ended June 30, 2012 and 2011, respectively, and $0.5 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively. Additionally a $0.1 million and $1.8 million reduction in deferred financing costs carrying value occurred during the quarter and six months periods ended June 30, 2012, respectively, primarily attributable to the write off of unamortized deferred financing cost associated with the repayment of the senior convertible debt during the first half of 2012 (see Note 8).

Note 8 — Convertible Notes, Long-Term Debt and Credit Facility

Convertible notes and long-term debt are as follows (in thousands):

	June 30, 2012	December 31, 2011

Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$55,500	$70,500
Convertible senior secured notes (2010 Notes)	—	36,004
Less discount on notes	(2,269)	(6,766)

Convertible senior notes, net of discount	53,231	99,738
Less amount reported as current	(53,231)	—

Convertible senior notes, less current portion	$—	$99,738

Long-term debt:
Capital lease obligations	$1,990	$1,642

Total long-term debt	1,990	1,642
Less current portion of long-term debt	(968)	(767)

Long-term debt, less current portion	$1,022	$875

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

Interest on borrowings under the Credit Facility is calculated daily at the higher of (a) the commercial lending base rate of PNC Bank plus 1%, (b) the federal funds open rate plus 1.5%, and (c) the daily one-month LIBOR rate plus 2%. The interest rate on borrowings would have been 4.25% at June 30, 2012. The Company may elect to borrow any amount available under the Credit Facility for a term of one, two or three months at LIBOR plus 2%.

The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. As of June 30, 2012, no amounts have been borrowed against the Credit Facility, nor have any letters of credit been issued under the sublimit.

The Credit Facility is secured by substantially all of the Company’s domestic personal property, including accounts receivable, inventory, equipment and other intangible assets and contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00 and an annual limit on capital expenditures. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, the Lender may accelerate the maturity date of outstanding amounts borrowed under the Credit Facility. As of June 30, 2012, no amounts were outstanding or borrowed on the Credit Facility.

Guarantees of the Credit Facility

Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor pursuant to a guaranty dated September 23, 2011.

Convertible Notes

The Company’s convertible notes consist of 2008 Convertible Senior Unsecured Notes (“2008 Notes”) and 2010 Convertible Senior Secured Notes (“2010 Notes”).

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

If the Company engages in certain types of corporate transactions, note holders can require the Company to purchase all or a portion of the note holder’s outstanding notes. Any repurchase of the convertible notes pursuant to the aforementioned provisions must be for a cash price equal to 100% of the outstanding principal amount of the notes to be purchased, plus any associated accrued and unpaid interest, including any contingent interest.

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

On June 25, 2012, the Company repurchased $15.0 million of the outstanding 2008 Notes for cash equal to 102.0% of the original principal amount of the notes, plus accrued and unpaid interest. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $1.0 million, consisting of the cash premium of $0.3 million and the write off of the un-accreted debt discount and unamortized deferred financing costs.

Guarantees of the Convertible Notes

The convertible notes are guaranteed by substantially all of the Company’s wholly owned subsidiaries. Flotek Industries, Inc., the parent company, is a holding company with no independent assets or operations. The guarantees provided by the Company’s subsidiaries are full and unconditional, and joint and several. Any subsidiaries of the Company that are not guarantors are deemed to be “minor” subsidiaries in accordance with SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The agreements governing the Company’s long-term indebtedness do not contain any significant restrictions on the ability of the Company, or any guarantor, to obtain funds from subsidiaries by dividend or loan.

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

During November 2011, the Borrower returned 701,102 shares of the Company’s common stock that had been borrowed, leaving 3,098,898 Borrowed Shares which remain outstanding as of June 30, 2012.

The Company determined the value of the share lending arrangement was $0.5 million at the date of issuance. The fair value has been recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, February 15, 2013. As of June 30, 2012 unamortized debt issuance costs relating to the share lending arrangement were $0.1 million. The Company estimates this unamortized value approximates the fair value of the loaned shares outstanding at June 30, 2012. The fair value of similar common shares not subject to the share lending arrangement, based on the closing price of the Company’s common stock at June 30, 2012, was $28.9 million.

Capital Lease Obligations

The Company leases equipment and vehicles under capital leases. At June 30, 2012, the Company had $2.0 million of capital lease obligations.

Term Loan

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement for a $40.0 million term loan (the “Senior Credit Facility” or “Term Loan”). The Term Loan indebtedness had a maturity date of November 1, 2012 and had scheduled quarterly principal payments of $1.0 million. Interest was due quarterly and had an annualized interest rate of 12.5% which decreased concurrently with reductions in the Term Loan balance. The Term Loan was repaid in June 2011. Upon repayment, the Company recognized a loss on extinguishment of debt of $2.1 million resulting from the write-off of unamortized deferred financing costs and unaccreted discount associated with the beneficial conversion option of the debt.

Note 9 — Earnings Per Share

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

In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3,800,000 shares of the Company’s common stock (see Note 8). At June 30, 2012, there were 3,098,898 Borrowed Shares outstanding. Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings or loss per share.

For the six months ended June 30, 2012 and 2011, the Company’s convertible notes, convertible into 2,439,558 shares and 4,681,491 shares of common stock, respectively, were not considered in the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, for the six months ended June 30, 2012 and 2011, approximately 0.1 million and 1.1 million stock options, respectively, with an exercise price in excess of the average market price of the Company’s common stock were also excluded from the calculation of diluted earnings per common share.

Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income attributable to common stockholders - Basic	$13,178	$2,126	$16,784	$7,632
Impact of assumed conversions:
Interest on convertible notes	570	—	—	—
Dividends on preferred stock	—	—	—	140

Net income attributable to common stockholders - Diluted	$13,748	$2,126	$16,784	$7,772

Weighted average common shares outstanding - Basic	48,227	44,749	47,890	41,180

Assumed conversions:
Incremental common shares from warrants	1,657	1,900	1,678	2,724
Incremental common shares from stock options	983	784	977	743
Incremental common shares from convertible preferred stock before conversion	—	—	—	876
Incremental common shares from restricted stock units	73	—	41	—
Incremental common shares from convertible senior notes	3,092	—	—	—

Weighted average common shares outstanding - Diluted	54,032	47,433	50,586	45,523

Basic earnings per common share	$0.27	$0.05	$0.35	$0.19
Diluted earnings per common share	$0.25	$0.04	$0.33	$0.17

Note 10 — Fair Value Measurements

Fair value is defined as the amount that would be received on the sale of an asset or paid to transfer an asset in an orderly transaction between market participants at the measurement date. The Company categorizes financial assets and liabilities into the three levels of the fair value hierarchy. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value and bases the categorization within the hierarchy on the lowest level of input that is available and significant to the fair value measurement.

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

Liabilities Measured at Fair Value on a Recurring Basis

Liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

At June 30, 2012:
Common stock warrants	$—	$—	$—	$—

At December 31, 2011:
Common stock warrants (1)	$—	$—	$16,622	$16,622

(1)	The fair value of common stock warrants is estimated using a Black-Scholes option-pricing model. See Note 12 for additional information regarding warrants.

There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements at June 30, 2012 or December 31, 2011. During the six months ended June 30, 2012, $2.6 million of non-cash gains was recognized as a fair value adjustment within Level 3 of the fair value measurement hierarchy. The change was driven by the change in the fair value per share of the exercisable and contingent warrants primarily resulting from a decrease in the Company’s common share price to $9.53 at June 14, 2012 from $9.96 at December 31, 2011.

On June 14, 2012, contractual terms within the Company’s Exercisable and Contingent Warrant Certificates were modified to eliminate anti-dilution price adjustment provisions and cash settlement provisions related to a change of control. As a result of the amendments, the modified warrants were classified as equity. As of the date of the amendments the Company revalued the warrant liability and recognized $6.5 million and $2.6 million of income for the three and six months ended June 30, 2012, respectively, based upon the market price of the Company’s stock at the effective date of the amendments and the fair value of the Company warrant liability, on the date of the amendment. The revalued fair value of the warrant liability of $14.0 million was reclassified out of the Level 3 hierarchy to additional paid-in-capital on June 14, 2012 and no longer requires fair value adjustments.

For the six months ended June 30, 2012 and the year ended December 31, 2011, there were no transfers in or out of the Level

3 hierarchy.

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance, beginning of period	$16,622	$26,193
Fair value adjustments, net	(2,649)	(9,571)
Reclassification to additional paid-in-capital	(13,973)	—
Net transfers in/(out)	—	—

Balance, end of period	$—	$16,622

The carrying value and estimated fair value of the Company’s convertible notes and long-term debt are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes (2008 Notes) (1)	$53,231	$56,610	$65,604	$69,880
Convertible senior secured notes (2010 Notes) (1)	—	—	34,134	37,561
Capital lease obligations	1,990	1,932	1,647	1,611

(1)	The carrying value of the 2008 and 2010 Notes is representative of the discounted debt component only, while the fair value is based on the market value of the respective notes, which includes the associated convertible equity features.

The estimated fair value of the 2008 Notes is based upon quoted market prices. The estimated fair value of the 2010 Notes is based upon rates available for instruments with similar risks and maturities. The fair value of capital lease obligations is based on recent lease rates adjusted for a risk premium. The estimated fair value of the 2010 Notes and long-term debt are measured using Level 2 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

Non-financial assets, including property, plant and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. There were no impairments of these assets recorded during the six months ended June 30, 2012 or 2011.

Note 11 — Income Taxes

The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. As a result, taxable income included on one return cannot be offset by tax attributes, including net operating losses, included on the other return.

The effective income tax rates for the three months ended June 30, 2012 and 2011 were 29.2% and 38.3%, respectively, while the June 30, 2012 and 2011 year-to-date effective income tax rates were 29.6% and 19.1%, respectively. Fluctuations in effective tax rates are historically impacted by non-cash changes in the fair value of the Company’s warrant liability, a permanent tax difference with no associated income tax impact, and by existing deferred tax asset valuation allowances. Future changes in estimates of taxable income could result in a significant change in the valuation allowance.

As of June 30, 2012, one group had a net deferred tax asset of approximately $18.1 million. The Company continues to maintain a full valuation allowance for this net deferred tax asset.

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

During January and February 2011, the Company paid dividends on the outstanding shares of Convertible Preferred Stock in shares of the Company’s common stock. The payment, at an annual rate of 15% of the liquidation preference, had a value of $300 per share. In February 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of Convertible Preferred Stock into shares of common stock at the prevailing conversion rate of 434.782 shares of common stock for each share of Convertible Preferred Stock.

Stock Warrants

Exercisable Warrants were exercisable upon issuance and expire August 12, 2014, if not exercised. Contingent Warrants became exercisable on November 9, 2009, and expire November 9, 2014, if not exercised. Prior to June 14, 2012, the warrants contained anti-dilution price protection in the event the Company issued shares of common stock or securities exercisable for, or convertible into, common stock at a price per share less than the warrants’ exercise price. In accordance with these contractual anti-dilution price adjustment provisions, the warrants were re-priced as a result of the payment of a portion of the initial and deferred commitment fees related to the Company’s Term Loan with common stock on March 31, 2010 and September 30, 2010.

Due to the anti-dilution price adjustment provisions established at issuance date, the warrants were deemed to be a liability and were recorded at fair value at the date of issuance. The warrant liability was adjusted to fair value at the end of each reporting period through the statement of operations during the period the anti-dilution price adjustment provisions were in effect. On June 14, 2012, contractual provisions within the Company’s Exercisable and Contingent Warrants agreements were modified to eliminate the anti-dilution price adjustment provisions of the warrants and remove the cash settlement provisions in the event of a change of control. The amended warrants now qualify to be classified as equity; accordingly, the Company revalued the warrants as of June 14, 2012, the date of contractual amendment. The change in fair value of the warrant liability compared to the last fair value adjustment on March 31, 2012 of $6.5 million was recognized in income for the three months ended June 30, 2012. The revalued warrant liability of $14.0 million was reclassified to additional paid-in capital on June 14, 2012, and there will no longer be fair value adjustments as long as the warrants continue to meet the criteria for equity classification.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for each reporting period. On June 14, 2012, the date the warrants were amended, inputs into the fair value calculation included the actual remaining term of the warrants, a volatility rate of 58.1%, a risk-free rate of return of 0.36%, and an assumed dividend rate of zero.

At June 30, 2012, Exercisable and Contingent Warrants to purchase up to 1,675,250 shares of common stock at $1.21 per share remain outstanding.

Note 13 — Results of Operations by Business Segment and Geographic Area

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and is regularly evaluated by chief operating decision-makers to determine allocation of resources and assessment of performance. The Company’s business is comprised of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift.

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

Summarized financial information regarding reportable segments includes (in thousands):

For the Three Months Ended June 30,	Chemicals	Drilling	Artificial Lift	Corporate	Total
2012
Net revenue from external customers	$45,992	$29,801	$2,510	$—	$78,303
Gross margin	20,217	12,005	837	(34)	33,025
Income (loss) from operations	16,350	6,444	385	(7,590)	15,589
Depreciation and amortization	458	2,302	51	42	2,853
Total assets	54,769	119,050	9,298	18,561	201,678
Capital expenditures	913	2,946	55	1,445	5,359

2011
Net revenue from external customers	$29,142	$24,464	$2,312	$—	$55,918
Gross margin	11,011	10,808	425	—	22,244
Income (loss) from operations	8,266	5,905	(32)	(6,233)	7,906
Depreciation and amortization	390	1,981	52	73	2,496
Total assets	58,261	108,468	8,889	18,065	193,683
Capital expenditures	111	2,136	—	169	2,416

For the Six Months Ended June 30,	Chemicals	Drilling	Artificial Lift	Corporate	Total
2012
Net revenue from external customers	$93,639	$58,790	$5,069	$—	$157,498
Gross margin	41,132	23,515	1,884	(54)	66,477
Income (loss) from operations	33,472	11,994	901	(14,030)	32,337
Depreciation and amortization	862	4,461	95	83	5,501
Total assets	54,769	119,050	9,298	18,561	201,678
Capital expenditures	2,163	5,340	68	1,907	9,478

2011
Net revenue from external customers	$56,068	$47,105	$5,650	$—	$108,823
Gross margin	22,312	19,753	1,324	—	43,389
Income (loss) from operations	16,791	10,602	394	(10,597)	17,190
Depreciation and amortization	780	3,923	105	156	4,964
Total assets	58,261	108,468	8,889	18,065	193,683
Capital expenditures	161	2,955	11	530	3,657

Geographic Information

Revenue by country is based upon the location of where services are provided and products are sold. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue.

Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S.	$69,912	$50,775	$137,883	$95,850
Other countries	8,391	5,143	19,615	12,973

Total	$78,303	$55,918	$157,498	$108,823

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

Major Customers

Three customers individually accounted for 13.1%, 10.6%, and 10.6% of consolidated revenue for the three months ended June 30, 2012 while two customers individually accounted for 14.5% and 10.8% of consolidated revenue for the six months ended June 30, 2012. Two customers individually accounted for 12.8% and 11.0% of consolidated revenue for the three months ended June 30, 2011 and 13.1% and 11.0% for the six months ended June 30, 2011. Over 97% of this revenue for all periods presented relates to revenue generated within Chemicals.

Note 14 — Commitments and Contingencies

Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that would be expected to have a material effect on the Company’s financial position, results of operations or liquidity.

Representation Agreements

On February 25, 2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy industry-focused supply chain management company, to market certain of the Company’s specialty chemicals and down-hole drilling products and services within various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. Both agreements are effective through December 31, 2015 and each provides for a non-refundable retainer of $100,000 which was paid to Basin Supply in 2011 to assist with start-up and overhead costs. Under each agreement, Basin Supply is also eligible to receive warrants to purchase Flotek common stock upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of each of the agreements is 100,000 per year during 2012, 2013, and 2014.

Concentrations and Credit Risk

The majority of the Company’s revenue is derived from the oil and gas industry. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies.

Certain raw materials used by Chemicals in the manufacture of the Company’s proprietary complex nanofluids (“CnF”) products are obtainable from limited sources. Certain mud-motor inventory parts in Drilling and stock parts in Artificial Lift are primarily sourced from China.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”), and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to Flotek Industries, Inc.’s (“Flotek” or the “Company”) business plan, objectives and expected operating results and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report. The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions, not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.

A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

Executive Summary

Flotek is a diversified, global, technology-driven company that develops and supplies oilfield products, services and equipment to oil, gas and mining industries. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production related tools used in oil, gas and mining industries. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Flotek’s products and services enable customers to more efficiently drill wells, increase existing and scheduled well production and decrease well operating costs. Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid- Continental regions of the United States (“U.S.”) in addition to Canada, Mexico, Central America, South America, Europe, Africa and Asia. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure-pumping service companies, national and state-owned oil companies and international supply chain management companies.

Flotek’s business is comprised of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. Chemicals and Drilling provide drilling and completion related products and services, while the Artificial Lift and Chemicals segments provide production related products and services. Products and services offered combined with increased geographic market penetration, have ensured diversified sources of cash flows; thereby reducing dependence upon any one segment. While each segment’s technical expertise is unique, all segments remain committed to providing customers with quality, competitively priced products and services.

•

Chemicals is comprised of the Specialty Chemicals and Logistics divisions. Specialty Chemicals design, develop, manufacture, package and market specialty chemicals used in oil and natural gas well cementing, stimulation, acidizing, drilling and production activities, while the Logistics division manages automated material handling, loading facilities, and blending capabilities for oilfield services companies.

•	Drilling rents, inspects, manufactures and markets down-hole drilling equipment necessary to energy, mining, water well and industrial drilling activities.

•

Artificial Lift assembles and markets artificial lift equipment, notably the Company’s Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support coal bed methane production activities.

Historical Market Data: Three and Six Months Comparisons for June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change

Average Active Drilling Rigs
U.S.	1,970	1,835	7.4%	1,980	1,778	11.4%
Canada	177	184	(3.8)%	380	374	1.6%

Total North America	2,147	2,019	6.3%	2,360	2,152	9.7%

Vertical rigs (U.S.)	569	564	0.9%	585	539	8.5%
Horizontal rigs (U.S.)	1,169	1,043	12.1%	1,170	1,012	15.6%
Directional rigs (U.S.)	232	228	1.8%	225	227	(0.9)%

Total drilling type (U.S.)	1,970	1,835	7.4%	1,980	1,778	11.4%

Oil vs. Natural Gas Drilling Rigs
Oil	1,496	1,058	41.4%	1,588	1,128	40.8%
Natural Gas	651	961	(32.3)%	772	1,024	(24.6)%

Total North America	2,147	2,019	6.3%	2,360	2,152	9.7%

Average Commodity Prices
West Texas Intermediate Crude	$93.43	$102.23	(8.6)%	$98.15	$97.88	0.3%

Natural Gas Prices ($/Mcf)	$2.29	$4.10	(55.9)%	$2.37	$4.08	(47.2)%

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: West Texas Intermediate Crude and Natural Gas Prices, Department of Energy, Energy Information Administration (www.eia.doe.gov)

Flotek’s ability to compete in the oilfield services market is dependent upon the Company’s ability to differentiate and provide superior products and services while maintaining a competitive cost structure. Further, domestic operations are reactive to fluctuations in natural gas and oil well drilling activity, well depth and drilling conditions, number of well completions and level of work-over activity in North America. North American drilling activity is aligned with and responsive to the volatility of natural gas and crude oil commodity prices as well as market expectations of future prices. The Company’s results of operations are also heavily dependent upon the sustainability of prices charged to customers, which is significantly impacted by drilling activity levels, availability of equipment and other resources and competitive pricing pressures.

Customers’ exploration and production (“E&P”) budgets, in many instances, depend upon the revenue generated from the sale of oil, natural gas and precious minerals. Lower oil and natural gas and mineral prices usually translate into lower exploration and production budgets. The opposite is true for higher oil and natural gas and mineral prices. Natural gas, oil and mineral commodity prices are contingent upon changes in market supply and demand driven by overall economic activity, weather, pipeline capacity, inventory storage, commodity markets and futures trading, basis differentials and other factors. Presently, a significant price divergence exists between natural gas and liquid rich natural gas drilling objectives, which continues to support the shift in active rig count from natural gas drilling activity to liquids rich natural gas drilling activity. The Company currently forecasts continued upward oil price pressure due to supply uncertainty offset by uncertainties of economic growth.

In the first half of 2012, the average monthly U.S. natural gas wellhead price remains depressed relative to comparable 2011 periods and relative to historic highs and is expected to remain so throughout 2012 primarily due to record high natural gas inventories. Depressed natural gas prices, increased shale gas production levels and unusually warm North American winter and spring temperatures contributed to increased natural gas storage levels.

Despite on-going geopolitical uncertainties, the Company believes over the long-term any major macroeconomic disruptions will ultimately correct as the underlying trends of: (1) significant demand growth within developing countries, (2) smaller and more complex reservoir activity, (3) high depletion rates, and (4) the need for continual reserve replacement. These trends support on-going strategic expansion initiatives with patented complex nano-fluid (“Cnf”) chemistries and increased domestic and international market penetration.

The shift from natural gas to oil and liquids-rich shale basins resulted in increased product and service demand as well as increased patented Cnf chemistry demand and other technological reliance designed to promote efficiency within complex reservoirs. Increased horizontal oil-directed drilling activity is partially responsible for increased demand and steady pricing across a significant portion of the Company’s products and services. Increased economic activity is also incrementally contributory, particularly in emerging Middle Eastern, Asian and South American markets, when combined with market predictions of continued economic growth within North American markets, and supportive of continued increase in demand for oil and stable natural gas drilling activity.

Despite the shift from natural gas to liquids rich natural gas drilling, spending on natural gas-directed projects continues to be supported by (1) hedges on prior period production transacted when futures prices were higher, (2) the need to drill and produce natural gas wells to hold leases acquired in earlier periods, (3) the influx of equity from companies interested in penetration and development of shale resource plays and (4) associated production of natural gas liquids in certain basins.

Flotek’s management anticipates future economic conditions will be volatile and increasingly challenging throughout the remainder of 2012 in concurrence with the market and economic uncertainties noted above. Management remains diligent in market assessment and proactive in management of operational efforts that could be potentially impacted by unfavorable economic conditions resultant from drilling activity uncertainty. Looking forward, however, the Company believes current green product development and strategic foreign and domestic market penetration initiatives will ensure margin sustainability, as well as continued vigilance over growing cost pressures.

The Company expects that North American gas market activity will increase or remain relatively stable in unconventional plays such as the Permian, Eagle Ford and other basins that utilize the Company’s products and services. Further, growing recognition of the beneficial use and corresponding increase in demand for the Company’s patented, environmentally friendly (“green”) complex nano-fluid technology is expected to continue. Product demand, driven by forecast market share growth, continues to trend favorably. The Company intends to continue to pursue strategic domestic and international market penetration initiatives throughout 2012.

Flotek’s on-going diversification of products and services offered, production infrastructure expansion, geographic market expansion, and organic growth in conjunction with market investments in complementary or competing businesses mitigates downward cyclical risk exposure by balancing drilling and production, rental and service, domestic and international, and natural gas and crude oil activities.

Flotek’s management remains committed to chemical production capacity expansion ensuring responsiveness to increasing customer demand. The Company expects to continue pursuing and developing new and existing international market opportunities associated with the Company’s specialty chemical and measurement while drilling (“MWD”) products throughout 2012.

Flotek’s commitment to research and development (“R&D”) efforts within Chemicals has ensured the Company’s ability to remain responsive to increased demand and growth in unconventional liquid rich and oil sand formation plays. As a result of success in unconventional areas such as the Marcellus Shale, Niobrara and Eagle Ford, the Company expects to continue to realize the benefits of increased demand and market penetration, particularly with Cnf products. Further, Drilling has been proactive in the adaptation of several designs in the Company’s Cavo product motor line of business in order to more successfully compete in areas such as Oklahoma and West Texas.

Crude oil prices were higher during the first half of 2012 relative to the first half of 2011 and the North American oil drilling rig count increased by 460 rigs, or 40.8%, to 1588 rigs surpassing the 2011 annual average oil rig count of 1,263 rigs. The increase is illustrative of the ongoing shift to oil and liquid rich natural gas drilling rig activity as compared to natural gas drilling rig activity. North American oil rigs have increased 41.4% to 1,496 rigs in the second quarter of 2012 as compared to 1,058 rigs in the same period of 2011, while average worldwide oil rig count has increased 6.6% to 3,372 rigs from 3,163 rigs over comparable periods. In addition, U.S. horizontal-directed rig activity for the quarter and year to date periods ended June 30, 2012 increased by 126 rigs, or 12.1%, and 158 rigs, or 15.6%, respectively, relative to comparable periods of 2011. U.S. horizontal rig count is representative of 54.4% and 49.6% of total North American rig activity for the quarter and year to date periods ended June 30, 2012. The Company anticipates sustained North American oil drilling activity throughout the remainder of 2012.

The average monthly U.S. natural gas wellhead price decreased by 44.1% and 41.9% for the quarter and year to date periods ended June 30, 2012, respectively relative to the comparable periods of 2011. Due to low natural gas prices, exploration and production of natural gas drilling and capital spending in natural gas basins decreased. Depressed natural gas prices combined with high levels of natural gas reserves, remain primary causes for the ongoing decline in the North American natural gas rig count, which decreased by 24.6%, to 772 rigs at June 30, 2012 compared to 1,024 rigs at June 30, 2011. Natural gas working inventories in storage at June 30, 2012 totaled 3.1 trillion cubic feet (“Tcf”), approximately 23.1%, or 0.6 Tcf, above the total levels of 2.5 Tcf for the comparable period in 2011. Storage levels are at a historic high at June 30, 2012: 1.5 TcF above the 2007- 2011 5 year average of 1.6 Tcf. New shale gas production levels and unusually warm 2011 North American winter temperatures were the primary contributors to increased natural gas storage levels. While natural gas drilling activities are declining, natural gas inventory is expected to remain high compared to the 5 year average with a slow return to levels closer to the 5 year average as a result of decreased drilling throughout the remainder of 2012.

Despite ongoing market concerns regarding reduced natural gas drilling activity and depressed natural gas prices, oil prices, although below comparable 2011 levels, remain conductive to increased spending levels by most exploration and production companies. Oil price trends continue to lead to increased demand and favorable pricing for the Company’s products and services. Increased economic activity, particularly in international markets combined with internal predictions of continued international and domestic market penetration remains supportive of a continuous demand for oil. Gross Company revenue during the three month period ended June 30, 2012 were comparable to the first quarter of 2012 levels due to increased oil drilling activity and higher period over period crude oil prices along with the expansion of other liquids rich drilling activities. Fluctuations in oil and natural gas exploration and production spending overall resulted in increased demand for the Company’s products and services for the first half of 2012 as compared to the same period in 2011. As Flotek’s resources are actively managed, operational efficiencies are realized from current capital resources with customer demands in oily and liquid-rich basins in unconventional and conventional reservoirs. While natural gas prices remained low during the first six months of 2012, the continual shift in oilfield activity by the Company’s customers to compensatory oil and liquid-rich gas plays remains encouraging.

Flotek believes natural gas prices and natural gas drilling activity will remain volatile yet will ultimately correct over time; however, the determination of the exact timing of the market correction is uncertain. The current shift from natural gas to oil and liquid-rich shale, at a minimum, should ensure a competitive market throughout the remainder of 2012. Of note, any growing cost pressures could moderate forecast margin improvements. Forecasting the depth and length of any recovery cycle, and that of the current economy, is challenging due to worldwide financial uncertainties and technological advancements within the energy industry.

Flotek anticipates pricing pressures may become more prevalent during the last half of 2012, as the global climate remains unpredictable, particularly in Middle Eastern oil producing countries due to the uncertainty of economic crisis in some European countries, and competitors’ reactions to current market conditions. Despite this and heightened geopolitical uncertainties, the Company believes any major macroeconomic disruptions will ultimately correct themselves as significant demand growth within developing countries, smaller and more complex reservoir activity, high depletion rates, and the need for continual reserve replacement support the Company’s on-going strategic expansion initiatives with patented complex nano-fluid chemistries and increased domestic and international market penetration.

Capital expenditures totaled $5.4 million and $9.5 million for the quarter and year-to-date periods ended June 30, 2012, respectively as compared to $2.4 million and $3.7 million, respectively for the same periods of 2011. Capital expenditures increased by $5.8 million during the first half of 2012 as compared to $3.7 million during the first half of 2011 in response to increased product and service demand, increased drilling activity and electronic reporting program system implementation. Management’s remaining capital budget as of June 30, 2012 totals $4.9 million, however, forecast expenditures may fluctuate dependent upon market demand and realized results of operations. The Company actively manages capital expenditures to be responsive to the market, take advantage of strategic opportunities and further increase the Company’s international presence. Significant modifications of anticipated capital expenditures are presented to the Company’s Board for concurrence as appropriate.

Consolidated Results of Operations (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Revenue	$78,303	$55,918	40.0%	$157,498	$108,823	44.7%
Cost of revenue	45,278	33,674	34.5%	91,022	65,434	39.1%

Gross margin	33,025	22,244	48.5%	66,476	43,389	53.2%

Selling, general and administrative costs	15,776	12,729	23.9%	30,689	23,069	33.0%
Depreciation and amortization	1,038	1,015	2.3%	1,996	2,037	(2.0)%
Research and development	622	594	4.7%	1,454	1,093	33.0%

Income from operations	15,589	7,906	97.2%	32,337	17,190	88.1%

Loss on extinguishment of debt	(995)	(3,225)	(69.1)%	(6,386)	(3,225)	98.0%
Change in fair value of warrant liability	6,524	3,253	100.6%	2,649	10,807	(75.5)%
Interest and other expense, net	(2,507)	(4,486)	(44.1)%	(4,765)	(9,326)	(48.9)%

Income before income taxes	18,611	3,448	439.8%	23,835	15,446	54.3%
Provision for income taxes	(5,433)	(1,322)	311.0%	(7,051)	(2,946)	139.3%

Net income	$13,178	$2,126	519.8%	$16,784	$12,500	34.3%

Consolidated Results of Operations: Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Consolidated revenue for the second quarter and year to date periods ended June 30, 2012 increased $22.4 million, or 40.0%, and $48.7 million, or 44.7%, respectively, relative to the comparable periods of 2011. The increase in revenue for the periods presented was attributable to increased period over period North American oil drilling activity, increased domestic and international product and service demands from new and existing customers, increased patented product development and production demand, and change in product mix to higher margin products. Increased revenue was also attributable to product demand for higher priced products in conjunction with increased sales efforts focused on market penetration, as well as geographic product offering expansion, initiatives to increase customer awareness of proven production efficiencies and environmental benefits derived from use of the Company’s new and existing products. In addition, Company’s expansion into new and within existing markets, combined with strategic product adaptation, product customization and new product development also contributed to period over period increases.

Revenue increased during the second quarter ended June 30, 2012, in product, rental, and service revenue by $18.1 million, $2.2 million and $2.1 million, respectively, compared to the second quarter of 2011. Revenue increased for the year to date period ended June 30, 2012, in product, rental and service revenue by $38.9 million, $6.1 million and $3.7 million, respectively, compared to the year to date period ended June 30, 2011. The increase in product revenue was primarily driven by an increase in the Chemicals stimulation liquids and solid/dry product demand from new and existing customers. Product revenue also increased as a result of a continued shift in product mix to align with demand from increased oil and horizontal rig drilling activity within Chemicals and Drilling. The increase in rental revenue for the quarter and year to date periods ended June 30, 2012 was primarily attributable to increased market penetration within new and existing domestic and international markets, product mix demand shifts associated with increased oil and horizontal rig drilling activity. Service revenue increased due to increased installation and customer service call activity resulting from increased oil and horizontal rig drilling activity, service prices, international motor service revenue, activity related to liquid and cementing handling services and milestone progress in construction service projects and completions.

The consolidated gross margin for the quarter and year to date periods ended June 30, 2012 increased $10.8 million, or 48.5%, and $23.1 million, or 53.2%, relative to comparable periods of 2011. The increase in gross margin was primarily due to increased liquids-rich oil and horizontal drilling rig activity, shift in customer’s product mix demands of higher margin products, strategic product price increases, increased market penetration, product cross marketing initiatives, and management’s continued focus on cost containment. Consolidated gross margin as a percentage of revenue for the quarter and year to date periods ended June 30, 2012 increased 2.4% and 2.3%, respectively, relative to the comparable periods in 2011. The Company calculates gross margin as revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative expenses (“SG&A”) are not directly attributable to products sold or services provided. SG&A for the quarter and year to date periods ended June 30, 2012 increased by $3.0 million, or 23.9% and $7.6 million, or 33.0%, relative to the comparable period of 2011. This increase, for the quarter and year to date periods ended June 30, 2012, was due primarily to increased salary and benefits and equity based and incentive compensation cost of $2.4 million and $6.4 million, respectively, relative to the same periods of 2011. The remaining increase for the quarter and year to date periods was comprised primarily of increased travel costs of $0.2 million and $0.5 million and increased office cost of $0.2 million and $0.3 million, respectively. Additionally, for the year to date period ended June 30, 2012, consulting fees increased by $0.3 million compared to the same period in 2011. Salary and benefits, equity based and incentive compensation increased $0.6 million and $1.8 million, and $2.5 million and $3.8 million, respectively, for the quarter and year to date periods ended June 30, 2012, relative to the same periods in 2011 due to increased personnel required to support revenue growth, increased equity based and incentive compensation rewarding employees for improved Company performance, increased travel and office support costs to train personnel in the use of the new ERP system and to support robust sales initiatives. Headcount for the second quarter and year to date periods ended June 30, 2012 increased by approximately 10.4%.

Depreciation and amortization expense remained comparable at $1.0 million for both the quarter ended June 30, 2012 and 2011, and at $2.0 million for the year to date periods ended June 30, 2012 and 2011, respectively. Research and development (“R&D”) expense was $0.6 million for both quarter periods ended June 30, 2012 and 2011 and was $1.5 million and $1.1 million for the year to date periods ended June 30, 2012 and 2011, respectively, as a result of ongoing new products development within Chemicals and Drilling. Additionally, during the quarter and year to date periods ended June 30, 2012, the Company recognized a loss of $1.0 million and $6.4 million, respectively on the early extinguishment of debt.

As of the second quarter and year to date periods ended June 30, 2012, the Company recognized $6.5 million and $2.6 million, respectively, of non-cash income in the statement of operations related to fluctuations in the fair value of the Company’s warrant liability primarily attributable to a decrease in the price per share of the Company’s common stock. Similarly, during the second quarter of 2011, the Company recognized $3.3 million and $10.8 million of non-cash income for the quarter and year to date periods ended June 30, 2011. All fluctuations in the fair value of the warrant liability have been historically recognized as non-cash income or expense items within the Statement of Operations; however, fair valuation movements were never cash settled.

On June 14, 2012, provisions in the Company’s Exercisable and Contingent Warrant Certificates (the “Warrants”) were amended to eliminate anti-dilution price adjustment provisions as well as cash settlement provisions in the event of a change of control. Upon amendment the amended warrants met the requirements for classification as equity. As of the date of the amendments, the Company revalued the Warrant’s liability and realized $6.5 million and $2.6 million of income for the three and six months ended June 30, 2012, respectively, based upon the market value of the Company’s common stock price on the effective date of the amendment and the change in the fair value of the Company warrant liability on the date of the amendment relative to last valuation calculated as of March 31, 2012. The revalued warrant liability, as of the date of the amendment, totaling $14.0 million was reclassified out of the Level 3 hierarchy to additional paid-in-capital. Historical non-cash fair value accounting methodology for the warrant liability is no longer required due to the contractual amendment.

Interest and other expense decreased by $2.3 million, or 51.8%, as a result of the May 2011 exchange of $4.5 million of 2008 Notes for Flotek common stock. Interest and other expense decreased by 48.9% or $4.6 million to $4.8 million in 2012 year to date from $9.3 million in 2011 year to date due to repayments and corresponding reductions in the Company’s long-term debt obligations executed in 2011 and during the first half of 2012.

The Company recorded an income tax provision of $5.4 million for the quarter ended June 30, 2012, corresponding to an effective tax rate of 29.2% compared to an income tax provision of $1.3 million for the quarter ended June 30, 2011, reflecting an effective tax rate of 38.3%. The year to date tax provision was $7.1 million reflecting an effective tax rate of 29.6% for the six months ended June 30, 2012, relative to 19.1% for the comparable period in 2011. Fluctuations in effective tax rates are impacted by non-cash fluctuations in the fair value of the Company’s warrant liability, a permanent difference which ultimately has no effect on income taxes, and by the deferred tax asset valuation allowances associated with one of the Company’s filing jurisdictions.

Results of Operations by Reportable Segment

Chemicals (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
			% of Revenue				% of Revenue
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$45,992	$29,142			$93,639	$56,068
Gross margin	$20,217	$11,011	44.0%	37.8%	$41,132	$22,312	43.9%	39.8%
Income from operations	$16,350	$8,266	35.5%	28.4%	$33,472	$16,791	35.7%	29.9%

Chemicals Results of Operations: Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Chemicals revenue for the second quarter and year to date periods ended June 30, 2012, increased $16.9 million, or 57.8%, and $37.6 million, or 67.0%, respectively, relative to the comparable periods of 2011. The period over period increases are primarily due to increased oil-directed and liquid-rich natural gas drilling activity driven by crude oil prices and stabilized liquid-rich natural gas prices. The increased activity, combined with resolute sales efforts in securing new customers, resulted in incremental product revenue of $15.9 million and $35.9 million for the quarter and year to date periods relative to comparable periods of 2011. The North American rig count for the quarter and year to date periods ended June 30, 2012, increased by 128 rigs, or 6.3%, and 208 rigs, or 9.7%, relative to the same periods of 2011. The Bakken, Niobrara and Eagle Ford shale plays in particular, were positive contributors to the increase. Liquids and dry product revenue increased over 40% period over period. In addition, increased activity in liquid and cement handling and milestone completion of construction services resulted in period over period increased service revenue of $1.0 million and $1.6 million for the quarter and year to date periods ended June 30, 2012, respectively. The increased revenue was supported by the Company’s strategic adaptation of proprietary natural gas effective complex nano-fluids to oil effective complex nano-fluids in conjunction with new and existing customers’ increased demand, domestic and international market penetration and industry growth. Also supporting the increase in revenue was industry recognition of proven production efficiencies and environmental benefits derived from use of both new and existing products and increased demand for complex nano-fluid products in both domestic and international markets.

Although revenue increased during the second quarter and year to date periods ended June 30, 2012, revenue was tempered as a result of the Canadian spring thaw. The Company expects revenue activity will regain momentum in the latter half of 2012.

Chemicals’ gross margin for the quarter and year to date periods ended June 30, 2012 increased $9.2 million, or 83.6%, and $18.8 million, or 84.3%, respectively. The increase in revenue over the quarter and year to date periods is attributable to a shift in the Company’s product mix to higher margin products, strategic price increases in select products and also due to price increases enacted in June 2011 which benefited the first five months of 2012. In addition, management’s continued commitment to cost management initiatives remain a Company priority as evidenced by a quarter and year to date decrease in direct expenses of 1.0% for both the periods ended June 30, 2012, relative to comparable periods of 2011.

Income from operations increased $8.1 million, or 97.8%, and $16.7 million, or 99.3%, during the second quarter and year to date periods ended June 30, 2012, respectively, over the same periods of 2011. The increase in operating income for the quarter and year to date periods was attributable primarily to increased activity and positive margin contributions from product mix changes and cost management initiatives noted above. Additionally, although the quarter ended June 30, 2012 indirect cost as a percentage of revenue remained flat at 6.7% as compared to 2011, the year to date period ended June 30, 2012, indirect cost as a percentage of revenue decreased by 1.0% relative to 2011.

Drilling (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
			% of Revenue				% of Revenue
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$29,801	$24,464			$58,790	$47,105
Gross margin	$12,005	$10,808	40.3%	44.2%	$23,515	$19,753	40.0%	41.9%
Income from operations	$6,444	$5,905	21.6%	24.1%	$11,994	$10,602	20.4%	22.5%

Drilling Results of Operations: Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Drilling revenue for the quarter and year to date periods ended June 30, 2012 increased $5.3 million, or 21.8%, and $11.7 million, or 24.8%, respectively, relative to the same periods in 2011. The favorable variance resulted from domestic and international market share growth and penetration with both new and existing customers, change in customers’ product mix demands, increased rig count, increased lost in hole revenue, favorable period over period crude oil commodity prices, new product development, specialized customer demand for existing product adaptation, continued cross segment sales marketing efforts, sales force revitalization, and competitive pricing relief.

•

Rental Revenue: Rental revenue for the second quarter and year to date periods ended June 30, 2012 increased $2.2 million, or 14.6% and $6.1 million, or 21.1%, respectively, relative to comparable periods in 2011. Increased market share penetration within new and existing domestic and international markets, product mix demand shift to Pro-Tools from legacy tools, and associated increased oil and horizontal rig drilling activity resulted in $0.7 million and $2.0 million of incremental revenue in the second quarter and year to date periods. Rental revenue also increased due to increased Teledrift tool rentals of 5.0% and 7.3% in the second quarter and year to date periods ended June 30, 2012, respectively over comparable periods of 2011. Increased rentals contributed $1.2 million and $2.7 million in the 2012 second quarter and year to date periods, respectively. “Lost-in-hole” revenue during the second quarter and year to date periods ended June 30, 2012 incrementally contributed $0.3 million and $1.4 million, respectively in 2012 as compared to 2011.

•

Product revenue: Product revenue for the second quarter and year to date periods ended June 30, 2012 increased $2.1 million, or 28.0% and $3.5 million, or 25.3%, respectively, relative to the same periods in 2011. Product revenue for the quarter and year to date periods ended June 30, 2012 increased $0.4 million and $1.0 million, respectively, due to increased sales of raised drill pipe, collar and reamer equipment versus comparable periods of 2011 due to increased drilling activity and higher commodity prices. Crude oil drilling activity increased by 438 rigs, or 41.1% and 460 rigs, or 40.8% for the quarter and year to date periods ended June 30, 2012, respectively, relative to 2011. Customer demand within gold mining industries increased gold commodity prices over the comparable periods. Domestic and international base metal drilling increased due to higher commodity pricing including a 5.0% and 6.3% increase in gold prices for the second quarter and year to date periods of 2012, respectively. Further contributing to increased product revenue were increased sales of centralizer products due to increased oil and horizontal rig drilling activity, cross segment sales marketing efforts and sustained crude commodity prices which resulted in $1.1 million and $1.5 million increase in the quarter and year to date periods, respectively ended June 30, 2012 over 2011. Also contributing to increased 2012 year to date activity was $0.6 million of new industrialized organic product revenue unmatched in 2011.

•

Service Revenue: Service revenue for the second quarter and year to date periods ended June 30, 2012 increased $1.1 million, or 47.7% and $2.1 million, or 47.5%, respectively, relative to comparable periods in 2011. The increased service revenue was primarily related to increased oil and horizontal rig drilling activity, increased prices of services, and increased international motor service activity. Service revenue for the quarter and year to date periods ended June 30, 2012 increased by $0.9 million and $1.7 million, respectively, while ancillary service revenue for deliveries, inspections and repairs increased $0.2 million and $0.4 million, respectively. The U.S. horizontal rig counts for the quarter and year to date periods ended June 30, 2012 increased by 126 rigs, or 12.1%, and 158 rigs, or 15.6% over the same periods of 2011.

Drilling gross margin for the quarter and year to date periods ended June 30, 2012 increased by $1.2 million, or 11.1%, and $3.8 million, or 19.0%, respectively over comparable periods of 2011 primarily due to increased period over period activity slightly tempered by price pressures and increased material costs resulting in slight decreases in gross margin as a percentage of revenue for the quarter and year to date periods ended June 30, 2012 of 3.9% and 1.9%, respectively.

Drilling income from continuing operations for the quarter and year to date periods ended June 30, 2012 increased by $0.5 million, or 9.1%, and $1.4 million, or 13.1%, respectively over the same periods in 2011 primarily due to an amalgamation of the afore-referenced. Incremental increases in selling and general administrative expenses related to salaries, benefits and incentive compensation necessary to support the increased business activity slightly tempered operating income for the respective 2012 periods presented as evidenced by the slight period over period decline for the quarter and year to date periods of 2.5% and 2.1%, respectively in operating income as a percentage of revenue.

Artificial Lift (dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
			% of Revenue				% of Revenue
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$2,510	$2,312			$5,069	$5,650
Gross margin	$837	$425	33.3%	18.4%	$1,884	$1,324	37.2%	23.4%
Income from operations	$385	$(32)	15.3%	(1.4)%	$901	$394	17.8%	7.0%

Artificial Lift Results of Operations: Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Artificial Lift revenue is primarily derived from coal bed methane (“CBM”) drilling activity, and is highly correlated to the price of natural gas. Artificial Lift revenue for the three months ended June 30, 2012 totaled $2.5 million, a slight increase of $0.2 million, or 8.6%, compared to $2.3 million for the three months ended June 30, 2011 due to incremental period over period international revenue, as compared to the same period in 2011. For the three months ended June 30, 2012, total North America average monthly natural gas drilling rig count decreased by 310 rigs or 32.3%, totaling 651 rigs as compared to 961 rigs for the same period in 2011. For the three months ended June 30, 2012 monthly average natural gas prices at the wellhead decreased by $1.81/mmbtu or 44.1% to $2.29/mmbtu compared to $4.10/mmbtu in the comparable period of 2011.

Revenue for the year to date period ended June 30, 2012, totaled $5.1 million, a decrease of $0.6 million, or 10.3%, to $5.6 million for the same period 2011 primarily due to softened unit installation activity resulting from lower natural gas drilling activity, driven by low natural gas prices, tempered by incremental revenue from international customers. For the year to date period ended June 30, 2012, total North America average monthly natural gas drilling rig count decreased by 252 rigs or 24.6%, totaling 772 rigs as compared to 1,024 rigs for the same period in 2011. For the year to date period ended June 30, 2012 monthly average natural gas prices at the wellhead decreased by $1.71/mmbtu or 41.9% to $2.37/mmbtu compared to $4.08/mmbtu in the comparable period of 2011.

Artificial Lift gross margin increased by $0.4 million or 96.9% to $0.8 million and $0.4 million and increased by $0.6 million or 42.3% to $1.9 million for the quarter and year to date periods ended June 30, 2012, respectively, relative to the same periods in 2011. The increase in gross margin is primarily due to greater than average margins realized on international product sales and strategic price initiatives.

As a result of the increased international activity and more favorable pricing, income from operations for the quarter and year to date periods ended June 30, 2012 increased by $0.4 million and by $0.5 million, respectively, relative to the same periods in 2011. Gross margin as a percentage of revenue increased by 14.9% and 13.8% for the quarter and year to date periods ended June 30, 2012, respectively, compared to the same periods in 2011.

Capital Resources and Liquidity

Overview

Ongoing capital requirements result from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first half of 2012, the Company funded capital requirements entirely with operating cash flows. The Company’s $35 million Credit Facility with PNC Bank, National Association remained undrawn at June 30, 2012.

The Company’s financial performance and liquidity, as recognized in the first half of 2012, are expected to continue throughout 2012. Favorable crude oil commodity prices, well completions and horizontal rig count were recognized in the first half of 2012. Current market conditions, new and existing market share penetration initiatives, shifts in product demand and higher margin product mix collectively increased demand for products and services across Chemicals and Drilling and improved margins within Artificial Lift resulting in improved period over period operating results.

At December 31, 2011, the Company’s cash balance totaled $46.7 million. During the first half of 2012, the Company repaid $36.0 million of senior secured notes, paid $15.0 million on outstanding senior unsecured notes, paid $3.5 million of semi-annual interest and paid $7.8 million of cash capital expenditures, of which $4.4 million pertained to the second quarter alone. Offsetting these cash outflows were cash proceeds of $2.6 million from sales of fixed assets and positive cash flows from operations. At June 30, 2012, the Company’s cash balance totaled $10.7 million. The Company expects operating cash flows and cash reserves to be sufficient to meet anticipated operating, capital expenditures, and debt servicing requirements for the remainder of 2012.

At June 30, 2012, the Company was in compliance with all debt covenants. The significant terms of the Company’s Credit Facility are discussed in Note 9 — Convertible Notes, Long-Term Debt and Credit Facility in the Notes to the Unaudited Condensed Consolidated Financial Statements.

As of June 30, 2012, the Company’s outstanding 2008 Notes were reclassified from a noncurrent to a current liability. The Company maintains ongoing initiatives to secure more favorable debt and equity financing terms. Opportunistic and strategic debt repayment and/or refinancing alternatives are currently being considered. Debt management optionality includes but is by no means limited to repayment under the terms of the 2008 Notes, full or partial exercise of embedded call options, traditional term loan take out and renegotiation of current debt terms with existing investors. Anticipated liquidity supported by cash generation evidenced during the first half of the year should ensure debt reduction capability in accordance with the Company’s normal course of business.

Plan of Operations for 2012

The Company’s 2012 Plan of Operations anticipates sustained industry economic conditions and includes the following initiatives:

•	Exploration of a variety of funding opportunities/alternatives.

•	Management of the 2012 capital expenditure budget of approximately $14.4 million, of which $4.9 million remains available as of June 30, 2012.

•

Expansion into identified/opportunistic foreign markets in order to realize strategic benefits within existing business markets. Continued active exploration of opportunities with existing and potential business partners to broaden geographic market penetration and/or utilize new and existing products and services.

•

Identification of non-core assets and underperforming product lines no longer aligned with strategic objectives and formulation of divestiture alternatives. In addition to providing liquidity, the sale of non-strategic assets would continue to concentrate efforts and resources on improvements and expansion of marketable products.

•	Emphasis on development of product lines contributory to gross margin improvement.

•	Assessment of outsourcing and insourcing opportunities supportive of operational improvements.

•

Management of operating cash flows. Continued management of working capital and pricing strategies in order to realize the most favorable market positions that business conditions and environmental factors allow.

•	Management of asset utilization to enhance and increase operational and market sale synergies across all businesses and product lines to remain responsive to market demand for products and services.

•

Emphasis on technological advancement and differentiation across all business segments. Maintenance of current and ongoing R&D activities supporting Chemicals’ complex nano-fluid technologies and chemical additive solutions and Drilling’s product design differentiation to remain responsive and proactive to customer product and service opportunities within expanding geographic markets.

•	Increased utilization of ERP system functionality to actively manage and improve internal controls, reduce current processing capabilities and enhance operational responsiveness.

•	Continue efforts to simplify existing tax structure, while taking advantage of existing NOL’s and automating intercompany and consolidation processes.

Cash Flows

Consolidated cash flows by type of activity are noted below (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$22,073	$(3,390)
Net cash used in investing activities	(6,889)	(1,598)
Net cash (used in) provided by financing activities	(51,113)	287

Effect of exchange rate changes on cash and cash equivalents held or due in a foreign currency	(28)	(25)

Net decrease in cash and cash equivalents	$(35,957)	$(4,726)

Operating Activities

During the six months ended June 30, 2012, net cash provided by operating activities totaled $22.1 million compared to net cash used in operating activities of $3.4 million during the six months ended June 30, 2011. Consolidated net income totaled $16.8 million and $12.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

During the six months ended June 30, 2012, non-cash reductions to net income totaled $13.3 million primarily consisting of $5.9 million of stock compensation expense, $5.5 million of asset depreciation and amortization, $4.3 million loss on an extinguishment of debt, $2.0 million of accretion of debt discount, $0.8 million increase in deferred income taxes, and $0.5 million of deferred financing cost amortization partially offset by non-cash contributions to net income of a $2.7 million decrease in the fair value of the warrant liability, $2.5 million of net gains on the sale of assets and $0.5 million of recognized incremental tax benefits related to the Company’s shared based awards.

During the six months ended June 30, 2011, non-cash contributions to the net income totaled $2.9 million consisting of a $10.8 million decrease in warrant liability fair value and $1.4 million of gains on the sale of assets. Contributory non-cash items were partially offset by non-cash reductions to net income consisting of $5.0 million of asset depreciation and amortization, $2.0 million of deferred financing cost amortization, $3.2 million of loss on an extinguishment of debt, $2.7 million of stock compensation expense, and $2.7 million of accretion of debt discount.

During the six months ended June 30, 2012, changes in working capital used $8.0 million of cash primarily to meet increased market demand for Flotek’s products and services. Use of working capital and operational growth was primarily evidenced by increased inventory of $3.1 million, decreased income tax payable of $2.4 million, increased other current assets of $2.3 million, decreased accounts payable of $2.0 million, decreased interest payable of $1.0 million partially offset by decreased accounts receivable of $2.2 million and increased accrued liabilities of $0.6 million.

During the six months ended June 30, 2011, changes in working capital used $18.8 million of cash primarily to meet increased market demand for products and services. Increased asset balances, in particular, accounts receivable, inventory and other current assets, and decrease in accrued liabilities of $1.2 million, were representative of the Company’s continued operational growth. Offsetting the working capital utilized for the six months ended June 30, 2011, was an increase in income tax receivable net of related income tax payable on current year taxable income. Further, the $1.3 million increase in accounts payable was indicative of the Company’s increase activity and growth during the period.

Investing Activities

During the six months ended June 30, 2012 and 2011, capital expenditures totaled $9.5 million and $3.7 million, respectively. Capital expenditures increased during 2012 as compared to 2011 in response to increased customer product and service demands due to increased drilling activity, increased investment in capital infrastructure required in order to expand capacity to remain responsive to increasing customer demand and product mix offerings and investment in the infrastructure of the Company’s new electronic reporting system. Capital expenditures increased during 2011 were due to investments in capital infrastructure required to meet increased customer product and service demands, as wells as increased drilling and market activity. Cash flows used in investing activities during the six months ended June 30, 2012 and 2011 were partially offset by $2.6 million and $2.3 million, respectively, of proceeds received from the sale of fixed assets. Net cash used in investing activities for the six months ended June 30, 2012 and 2011 were $6.9 million and $1.6 million, respectively.

Financing Activities

During the six months ended June 30, 2012, financing activities used net cash of $51.1 million. During January 2012 and June 2012, the Company paid $36.0 million of its senior unsecured convertible debt, $15.0 million of its senior secured convertible debt, and $0.5 million of capital lease payments. Additional payments made during the six months ended June 30, 2012 consisted of $0.5 million of cash outlay incurred in the reacquisition of common stock pursuant to payment made for employee taxes associated with stock based compensation transactions. These payments were partially offset by a $0.5 million decrease in the excess tax benefit related to stock-based compensation, $0.3 million in proceeds from warrant exercises, and $0.1 million in proceeds from the exercise of stock options.

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

Off-Balance Sheet Arrangements

No transactions originated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, the Company was not involved in any unconsolidated SPEs.

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

Contractual obligations at June 30, 2012 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unsecured senior convertible notes	$55,500	$55,500	$—	$—	$—
Interest expense on convertible notes (1)	2,914	2,914	—	—	—
Capital lease obligations	1,990	968	1,022	—	—
Operating lease obligations	9,347	1,384	1,851	1,529	4,583

Total	$69,751	$60,766	$2,873	$1,529	$4,583

(1)	Interest at 5.25%, payable semi-annually on February 15 and August 15, February 15, 2013, is the date of the note holder’s first put option related to outstanding principal.

Critical Accounting Policies and Estimates

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions affecting the reported amounts in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used in the preparation of consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and changes in the business environment; however, actual results may materially differ from estimates under alternative conditions. There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2012.

Recently Issued Accounting Standards

Effective January 1, 2012, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” requiring additional disclosures about unobservable inputs used for Level 3 measurements and about transfers between Level 1 and Level 2 of the fair value hierarchy. Implementation of this guidance required additional disclosures related to fair value measurements beginning for interim periods in 2012.

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

The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2012, there were no changes in the Company’s system of internal control that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to routine on-going litigation and claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings which would be expected to have a material effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes during the quarter ended June 30, 2012 to the risk factors set forth in the Company’s Annual Report on Form 10-K, and included in Part I, Item 1A. – Risk Factors for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2012, the Company purchased shares of its common stock to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2012 to April 30, 2012	5,280	$13.63
May 1, 2012 to May 31, 2012	12,347	$12.46	—	—
June 1, 2012 to June 30, 2012	4,408	$9.53	—	—

Total	22,035	$12.16	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

3.2	Certificate of Designations for Series A Cumulative Convertible Preferred Stock dated August 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.4	Bylaws (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.1	Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.2	Form of Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit A to the Certificate of Designations for Series A Cumulative Convertible Preferred Stock filed as Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).

4.3	Form of Warrant to Purchase Common Stock of the Company, dated August 31, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed on October 28, 2005).

4.4	Base Indenture, dated February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2008).

4.5	First Supplemental Indenture, dated February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2008).

4.6	Form of Global Security (incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2008).

4.7	Form of Exercisable Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2009).

4.8	Form of Contingent Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 17, 2009).

10.1	Employment Agreement, dated effective June 1, 2012 between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2012).

10.2	Form of Amendment to Warrant to Purchase Common Stock, dated as of June 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 18, 2012).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

31.3*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

32.3*	Section 1350 Certification of Principal Accounting Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed herewith.
**	Furnished with this Form 10-Q, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board

Date: August 8, 2012

FLOTEK INDUSTRIES, INC.

By:	/S/ JESSE E. NEYMAN
Jesse E. Neymann
Executive Vice President, Finance

Date: August 8, 2012

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHNNA D. KOKENGE
Johnna D. Kokenge
Vice President, Chief Accounting Officer

Date: August 8, 2012