Form 10-Q
period 2012-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2012-11-07
CIK 928054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2012, there were 49,239,569 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,909	$46,682
Restricted cash	150	150
Accounts receivable, net of allowance for doubtful accounts of $585 and $571 at September 30, 2012 and December 31, 2011, respectively	44,035	44,567
Inventories, net	42,175	37,888
Deferred tax assets, net	771	841
Other current assets	4,725	1,933

Total current assets	113,765	132,061
Property and equipment, net	52,423	43,914
Goodwill	26,943	26,943
Other intangible assets, net	25,004	29,094

TOTAL ASSETS	$218,135	$232,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,370	$18,562
Accrued liabilities	9,489	8,397
Income taxes payable	883	3,876
Interest payable	364	2,097
Convertible senior notes, net of discount	54,062	—
Current portion of long-term debt	1,002	767

Total current liabilities	85,170	33,699
Convertible senior notes, net of discount	—	99,738
Long-term debt, less current portion	888	875
Warrant liability	—	16,622
Deferred tax liabilities, net	3,149	2,780

Total liabilities	89,207	153,714

Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 52,918,524 shares issued and 49,108,569 shares outstanding at September 30, 2012; 51,957,652 shares issued and 49,153,495 shares outstanding at December 31, 2011	5	5
Additional paid-in capital	191,367	166,814
Accumulated other comprehensive income (loss)	(60)	(44)
Accumulated deficit	(60,220)	(86,810)
Treasury stock, at cost; 2,077,367 and 1,358,299 shares at September 30, 2012 and December 31, 2011, respectively	(2,164)	(1,667)

Total stockholders’ equity	128,928	78,298

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,135	$232,012

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$78,628	$75,058	$236,126	$183,881
Cost of revenue	44,785	44,341	135,807	109,775

Gross margin	33,843	30,717	100,319	74,106

Expenses:
Selling, general and administrative	17,171	13,096	47,860	36,166
Depreciation and amortization	1,170	993	3,166	3,029
Research and development	909	523	2,363	1,616

Total expenses	19,250	14,612	53,389	40,811

Income from operations	14,593	16,105	46,930	33,295

Other income (expense):
Loss on extinguishment of debt	—	—	(6,386)	(3,225)
Change in fair value of warrant liability	—	7,802	2,649	18,609
Interest expense	(1,830)	(3,287)	(6,245)	(12,633)
Other income (expense), net	(17)	23	(367)	43

Total other income (expense)	(1,847)	4,538	(10,349)	2,794

Income before income taxes	12,746	20,643	36,581	36,089
Income tax expense	(2,940)	(2,726)	(9,991)	(5,672)

Net income	9,806	17,917	26,590	30,417
Accrued dividends and accretion of discount on preferred stock	—	—	—	(4,868)

Net income attributable to common stockholders	$9,806	$17,917	$26,590	$25,549

Earnings per common share:
Basic earnings per common share	$0.20	$0.38	$0.55	$0.59
Diluted earnings per common share	$0.19	$0.35	$0.52	$0.55
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	48,384	47,178	48,054	43,201
Weighted average common shares used in computing diluted earnings per common share	53,478	54,329	50,737	46,913

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$9,806	$17,917	$26,590	$30,417
Other comprehensive income (loss):
Foreign currency translation adjustment	12	(95)	(16)	(120)

Comprehensive income	$9,818	$17,822	$26,574	$30,297

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$26,590	$30,417
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant liability	(2,649)	(18,609)
Depreciation and amortization	8,468	7,532
Amortization of deferred financing costs	739	2,529
Accretion of debt discount	2,862	3,963
Gain on sale of assets	(3,039)	(2,718)
Stock compensation expense	9,571	4,810
Deferred income taxes	1,018	727
Excess tax benefit related to share-based awards	(579)	(556)
Non-cash loss on extinguishment of debt	4,270	3,225
Changes in current assets and liabilities:
Accounts receivable, net	532	(19,146)
Inventories	(4,287)	(8,470)
Other current assets	(2,213)	(1,177)
Accounts payable	808	2,840
Accrued liabilities	1,092	(5)
Income taxes payable	(2,993)	4,187
Interest payable	(1,733)	(1,427)

Net cash provided by operating activities	38,457	8,122

Cash flows from investing activities:
Capital expenditures	(15,243)	(5,971)
Proceeds from sale of assets	3,376	3,765
Purchase of patents and other intangible assets	(31)	(243)

Net cash used in investing activities	(11,898)	(2,449)

Cash flows from financing activities:
Repayments of indebtedness	(51,828)	(33,081)
Excess tax benefit related to share-based awards	579	556
Purchase of treasury stock	(497)	(205)
Proceeds from sale of common stock	—	29,438
Proceeds from exercise of stock options	167	136
Proceeds from exercise of warrants	263	4,581
Debt issuance costs	—	(1,346)

Net cash (used in) provided by financing activities	(51,316)	79

Effect of changes in exchange rates on cash and cash equivalents	(16)	(120)

Net (decrease) increase in cash and cash equivalents	(24,773)	5,632
Cash and cash equivalents at the beginning of period	46,682	19,863

Cash and cash equivalents at the end of period	$21,909	$25,495

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2011	51,958	$5	1,358	$(1,667)	$166,814	$(44)	$(86,810)	$78,298
Net income	—	—	—	—	—	—	26,590	26,590
Other comprehensive income (loss)	—	—	—	—	—	(16)	—	(16)
Stock warrants exercised	217	—	—	—	263	—	—	263
Fair value of warrant liability reclassified to additional paid-in capital	—	—	—	—	13,973	—	—	13,973
Stock options exercised	67	—	—	—	167	—	—	167
Treasury stock purchased	—	—	41	(497)	—	—	—	(497)
Restricted stock granted	676	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	19	—	—	—	—	—
Excess tax benefit related to share-based awards	—	—	—	—	579	—	—	579
Stock compensation expense	—	—	—	—	9,571	—	—	9,571
Return of borrowed shares under share lending agreement	—	—	659	—	—	—	—	—

Balance, September 30, 2012	52,918	$5	2,077	$(2,164)	$191,367	$(60)	$(60,220)	$128,928

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Organization and Nature of Operations

Flotek Industries, Inc. (“Flotek” or the “Company”) is a global technology-driven developer and supplier of drilling and production related products and services. Flotek’s strategic focus, and that of its diversified wholly-owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. The Company’s strategic focus also includes material handling automation as well as loading facility logistics and blending functionality for a variety of bulk materials. Flotek’s products and services enable customers to drill wells more efficiently to realize increased production from existing wells and to decrease future and existing well operating costs. Major customers include leading oilfield service providers, major as well as independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.

The Company is headquartered in Houston, Texas, with operational locations in Colorado, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and The Netherlands. Flotek’s products are marketed both domestically and internationally; with international presence and/or initiatives in over 20 countries.

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes, (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov , under the Company’s ticker symbol (“FTK”) or alternatively by visiting Flotek’s website, www.flotekind.com. The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying notes. Actual results could differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to prior period balances in order to be comparative with current period presentation. These reclassifications had no impact on net income.

Note 2 — Recent Accounting Pronouncements

Application of New Accounting Standards

Effective January 1, 2012, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” and has provided additional disclosures regarding unobservable inputs used for Level 3 measurements as well as transfers between Level 1 and Level 2 of the fair value hierarchy. Implementation of this guidance required additional disclosures related to fair value measurements beginning for interim periods in 2012.

Effective January 1, 2012, the Company adopted the accounting guidance in ASU No. 2011-5, “Presentation of Comprehensive Income” and elected to present components of net income and comprehensive income in two separate, but consecutive statements. Implementation of this guidance did not change any of the components of net income or other comprehensive income. The primary result of the adoption of the aforementioned was merely a change in the Company’s financial statement presentation. The new guidance required retrospective application for all periods presented.

New Accounting Requirements and Disclosures

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011- 05.” ASU No. 2011-12 defers changes required in ASU No. 2011-05 related to the presentation of reclassification adjustments and allows for additional time for re-deliberation by the FASB.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits a company to perform qualitative assessments regarding the likelihood that an indefinite-lived intangible asset is impaired and subsequently assess the need to perform a quantitative impairment test. This guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on the consolidated financial statements.

Note 3 — Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Supplemental non-cash investing and financing activities:
Fair value of warrant liability reclassified to additional paid-in capital	$13,973	$—
Value exchanged in conversion of preferred stock to common stock	—	11,205
Value of common stock issued in payment of convertible notes	—	5,165
Value of common stock issued in payment of preferred stock dividends	—	3,254
Value of common stock issued in payment of term loan debt	—	1,398
Equipment acquired through capital leases	1,072	1,149
Supplemental cash payment information:
Interest paid	$4,357	$7,567
Income taxes paid	12,158	1,070

Note 4 — Revenue

The Company differentiates revenue and cost of revenue dependent upon whether the source of revenue is attributable to products, rental or service revenues. Revenue and cost of revenue by source for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$56,621	$54,841	$170,302	$128,508
Rental	16,374	16,632	51,420	45,590
Service	5,633	3,585	14,404	9,783

	$78,628	$75,058	$236,126	$183,881

Cost of Revenue:
Product	$32,910	$34,686	$101,528	$82,734
Rental	7,806	6,778	23,312	18,984
Service	2,271	1,302	5,665	3,554
Depreciation	1,798	1,575	5,302	4,503

	$44,785	$44,341	$135,807	$109,775

Note 5 — Inventory

Inventory is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$11,413	$12,490
Work-in-process	426	160
Finished goods	32,881	27,917

Inventory, gross	44,720	40,567
Less reserve for excess and obsolete inventory	(2,545)	(2,679)

Inventory, net	$42,175	$37,888

Note 6 — Property, Plant and Equipment

Property, plant and equipment is comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$1,456	$1,220
Buildings and leasehold improvements	18,443	18,401
Machinery, equipment and rental tools	52,541	44,364
Equipment in progress	5,174	4,048
Furniture and fixtures	1,326	1,288
Transportation equipment	5,318	4,853
Computer equipment and software	6,177	1,900

Property and equipment	90,435	76,074
Less accumulated depreciation	(38,012)	(32,160)

Property and equipment, net	$52,423	$43,914

Depreciation expense, inclusive of expense captured in cost of revenue, totaled $2.4 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively and totaled $6.9 million and $6.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 7 — Other Intangible Assets

Other intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of other intangible assets totaled $0.5 million and $0.5 million during the third quarter ended September 30, 2012 and 2011, respectively and $1.6 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization of deferred financing costs totaled $0.2 million and $0.5 million for the third quarter ended September 30, 2012 and 2011, respectively, and $0.7 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. Additionally, a $1.8 million reduction in deferred financing costs carrying value occurred during the nine months ended September 30, 2012, primarily attributable to the write-off of unamortized deferred financing cost associated with the repayment of the Company’s senior convertible debt during the first half of 2012 (see Note 8).

Note 8 — Convertible Notes, Long-Term Debt and Credit Facility

Convertible notes and long-term debt are comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$55,500	$70,500
Convertible senior secured notes (2010 Notes)	—	36,004
Less discount on notes	(1,438)	(6,766)

Convertible senior notes, net of discount	54,062	99,738
Less amount reported as current	(54,062)	—

Convertible senior notes, less current portion	$—	$99,738

Long-term debt:
Capital lease obligations	$1,890	$1,642
Less current portion of long-term debt	(1,002)	(767)

Long-term debt, less current portion	$888	$875

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

Interest on borrowings under the Credit Facility is calculated daily at the higher of (a) the commercial lending base rate of PNC Bank plus 1%, (b) the federal funds open rate plus 1.5%, and (c) the daily one-month LIBOR rate plus 2%. The interest rate on borrowings would have been 4.25% at September 30, 2012. The Company may elect to borrow any amount available under the Credit Facility for a term of one, two or three months at LIBOR plus 2%.

The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. As of September 30, 2012, no amounts have been borrowed against the Credit Facility, nor have any letters of credit been issued under the sublimit.

The Credit Facility is secured by substantially all of the Company’s domestic personal property, including accounts receivable, inventory, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00 and an annual limit on capital expenditures. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, the Lender may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.

Guarantees of the Credit Facility

Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor pursuant to a guaranty dated September 23, 2011.

Convertible Notes

The Company’s convertible notes consist of Convertible Senior Unsecured Notes (“2008 Notes”) and Convertible Senior Secured Notes (“2010 Notes”). On January 5, 2012, the Company repurchased all of its outstanding 2010 Notes.

On February 14, 2008, the Company issued the 2008 Notes at par, in an aggregate principal amount of $115.0 million. The 2008 Notes bear interest at 5.25% and mature on February 15, 2028.

The 2008 Notes may be settled in cash upon conversion. The Company accounted for both the liability and equity components of the 2008 Notes using the Company’s nonconvertible debt borrowing rate of 11.5% and a five-year expected term for accretion of the associated debt discount which is representative of the period from inception until contractual associated call/put options become exercisable on February 15, 2013. At the date of issuance, the Company assumed an effective tax rate of 38.0% and recognized a discount of $27.8 million and associated deferred tax liability of $10.6 million.

On March 31, 2010, the Company executed an exchange agreement (the “Exchange Agreement”) with White box Advisors, LLC, the administrative agent for a syndicate of lenders, to refinance the Company’s then existing term loan. The Exchange Agreement permitted each lender to exchange 2008 Notes, in proportion to the lender’s principal amount of participation in the refinanced term loan, for 2010 Notes and shares of the Company’s common stock. In accordance with the terms of the Exchange Agreement, on March 31, 2010, investors received, for each $1,000 principal amount of 2008 Notes exchanged, (a) $900 principal amount of 2010 Notes and (b) $50 worth of shares of the Company’s common stock based on 95% of the volume-weighted average price of the common stock for the preceding ten trading days.

On March 31, 2010, the Company exchanged $40.0 million of 2008 Notes for aggregate consideration of $36.0 million of 2010 Notes and $2.0 million worth of shares of the Company’s common stock and issued 1,568,867 shares of common stock in satisfaction of the common stock component. The transaction was accounted for as an exchange of debt; accordingly, no gain or loss was recognized and the difference between the debt exchanged, and the net carrying value of the debt was recorded as a reduction of previously recognized debt discount. The remaining debt discount continued to be accreted over the original period, at an assumed rate of 9.9%, in accordance with the effective interest method. Company capitalized commitment fees related to the Exchange Agreement were amortized in accordance with the effective interest method over the period the convertible debt was expected to remain outstanding. Third-party transaction costs of $0.8 million incurred in conjunction with the Exchange Agreement were expensed as incurred.

The 2010 Notes carried the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes with the only difference in terms being that the 2010 Notes were secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes were unsecured.

Interest on the convertible notes accrues at 5.25% per annum and is payable semiannually in arrears on February 15 and August 15. The Company is obligated to pay contingent interest to holders of the convertible notes during any six-month period from an interest payment date, commencing with the six-month period beginning on February 15, 2013, if the trading price of a note for each of the five trading days preceding the first day of the relevant six-month period equals 120% or more of the principal amount of the Note. Contingent interest payable per note, with respect to any such period, is calculated as 0.5% per annum of the average trading price of the applicable note for the five trading days referenced above.

The 2008 Notes mature on February 15, 2028. On or after February 15, 2013, the Company may redeem, for cash, all or a portion of the convertible notes at a price equal to 100% of the outstanding principal amount, plus any associated accrued and unpaid interest, including any contingent interest. Holders of the 2008 Notes can require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023.

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

On January 5, 2012, the Company repurchased all $36.0 million of the outstanding 2010 Notes for cash equal to 104.95% of the original principal amount of the notes, plus accrued and unpaid interest and recognized associated loss on extinguishment of debt of $5.4 million, consisting of a cash premium of $1.8 million and write off of unaccreted discount and unamortized deferred financing costs. Upon repurchase, the 2010 Notes were cancelled and the second priority liens on the Company’s assets were released.

On June 25, 2012, the Company repurchased $15.0 million of outstanding 2008 Notes for cash equal to 102.0% of the original principal amount, plus accrued and unpaid interest and recognized a loss on extinguishment of debt of $1.0 million, inclusive of $0.3 million of cash premium and the write off of unaccreted discount and unamortized deferred financing costs.

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

Capital Lease Obligations

The Company leases equipment and vehicles under capital leases. At September 30, 2012, the Company had $ 1.9 million of capital lease obligations.

Share Lending Agreement

Concurrent with the offering of the 2008 Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear, Stearns International Limited (the “Borrower”). The Borrower was subsequently acquired and became an indirect, wholly owned subsidiary of JPMorgan Chase & Company. In accordance with the Share Lending Agreement, the Company loaned 3.8 million shares of common stock (the “Borrowed Shares”) to the Borrower for a period commencing February 11, 2008 and ending on February 15, 2028. The Company may terminate the Share Lending Agreement earlier, upon written notice to the Borrower, if the principal balance of the 2008 Notes has been paid or upon agreement with the Borrower. The Borrower is permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes and for the establishment of hedge positions by holders of the 2008 Notes. The Company did not require collateral to mitigate any inherent or associated risk of the Share Lending Agreement.

Borrowed Shares are subject to adjustments for stock dividends, stock splits or reverse stock splits. The Company did not receive any proceeds for the Borrowed Shares, but did receive a nominal loan fee of $0.0001 for each share loaned. The Borrower retains all proceeds from sales of Borrowed Shares pursuant to the Share Lending Agreement. Upon conversion of the 2008 Notes, the number of Borrowed Shares proportionate to the conversion rate for the notes must be returned to the Company. Any borrowed shares returned to the Company cannot be re-borrowed.

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

During June 2012 and November 2011, the Borrower returned 659,340 shares and 701,102 shares, respectively, of the Company’s borrowed common stock resulting in 2,439,558 Borrowed Shares remaining outstanding at September 30, 2012.

The Company valued the share lending arrangement at $0.5 million at the date of issuance. The corresponding fair value was recognized as a debt issuance cost and will be amortized to interest expense beginning February 15, 2013, the first date the debt may be put to the Company. The estimated unamortized value of the share lending agreement approximates the fair value of the loaned shares outstanding at September 30, 2012. The fair value of similar common shares not subject to the share lending arrangement, based on the closing price of the Company’s common stock at September 30, 2012, approximated $30.9 million.

Term Loan

On March 31, 2010, the Company executed an Amended and Restated Credit Agreement for a $40.0 million term loan (the “Senior Credit Facility” or “Term Loan”). The Term Loan indebtedness had a maturity date of November 1, 2012 and scheduled quarterly principal payments of $1.0 million, with interest due quarterly based on an annualized interest rate of 12.5%, which decreased upon specified principal balance reductions.

The Senior Credit Facility provided for a commitment fee of $7.3 million. The Company allocated one-half of the commitment fee to the Term Loan and one-half to the Exchange Agreement described above. Commitment fees capitalized as deferred financing costs were amortized as additional interest expense over the periods the term loan and convertible debt were expected to remain outstanding.

The Term Loan was repaid in June 2011. Upon repayment, the Company recognized a loss on extinguishment of debt of $2.1 million resulting from the write-off of unamortized deferred financing costs and unaccreted discount associated with the beneficial conversion option of the debt.

Note 9 — Earnings Per Share

Basic earnings per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income attributable to common stockholders, adjusted for the effect of assumed conversions of convertible notes and preferred stock, by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.

In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3,800,000 shares of the Company’s common stock (see Note 8 – Share Lending Agreement). At September 30, 2012, 2,439,558 Borrowed Shares remained outstanding. Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings or loss per share.

For the nine months ended September 30, 2012 and 2011, the Company’s convertible notes, convertible into 2,900,088 shares and 4,681,491 shares of common stock, respectively, were not considered in the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, approximately 0.1 million and 1.1 million stock options, with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share for the 2012 and 2011 periods, respectively.

Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to common stockholders - Basic	$9,806	$17,917	$26,590	$25,549
Impact of assumed conversions:
Interest on convertible notes	414	867	—	—
Dividends on preferred stock	—	—	—	140

Net income attributable to common stockholders - Diluted	$10,220	$18,784	$26,590	$25,689

Weighted average common shares outstanding - Basic	48,384	47,178	48,054	43,201

Assumed conversions:
Incremental common shares from warrants	1,493	1,727	1,617	2,388
Incremental common shares from stock options	1,003	743	986	743
Incremental common shares from convertible preferred stock before conversion	—	—	—	581
Incremental common shares from restricted stock units	158	—	80	—
Incremental common shares from convertible senior notes	2,440	4,681	—	—

Weighted average common shares outstanding - Diluted	53,478	54,329	50,737	46,913

Basic earnings per common share	$0.20	$0.38	$0.55	$0.59
Diluted earnings per common share	$0.19	$0.35	$0.52	$0.55

Note 10 — Fair Value Measurements

Fair value is defined as the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date. The Company categorizes financial assets and liabilities into the three levels of the fair value hierarchy as guidance directs. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value and bases categorization within the hierarchy on the lowest level of input available and significant to the fair value measurement.

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

Liabilities Measured at Fair Value on a Recurring Basis

Liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
At September 30, 2012:
None	$—	$—	$—	$—

At December 31, 2011:
Common stock warrants (1)	$—	$—	$16,622	$16,622

(1)	The fair value of the common stock warrants was estimated using a Black-Scholes option pricing model. See Note 12 for additional information regarding warrants.

There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements during the year to date periods ended September 30, 2012 and December 31, 2011. During the nine months ended September 30, 2012, $2.6 million of non-cash gains were recognized as fair value adjustments within Level 3 of the fair value measurement hierarchy. The change was driven by the change in the fair value per share of the exercisable and contingent warrants outstanding resultant from a decrease in the Company’s common share price to $9.53 at June 14, 2012 from $9.96 at December 31, 2011.

For the nine months ended September 30, 2012 and the year ended December 31, 2011, there were no transfers in or out of the Level 3 hierarchy.

Changes in Level 3 liabilities are as follows (in thousands):

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance, beginning of period	$16,622	$26,193
Fair value adjustments, net	(2,649)	(9,571)
Reclassification to additional paid-in capital	(13,973)	—
Net transfers in/(out)	—	—

Balance, end of period	$—	$16,622

Fair Value of Other Financial Instruments

The carrying value and estimated fair value of the Company’s convertible notes and long-term debt are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes (2008 Notes) (1)	$54,062	$56,263	$65,604	$69,880
Convertible senior secured notes (2010 Notes) (1)	—	—	34,134	37,561
Capital lease obligations	1,890	1,869	1,642	1,611

(1)	The carrying value of the 2008 and 2010 Notes represents the discounted debt component only, while the fair value of the Notes is based on the market value of the respective notes, including convertible equity features.

The estimated fair value of the 2008 Notes is based upon quoted market prices. The estimated fair value of the 2010 Notes was based upon rates available for instruments with similar risks and maturities. The fair value of capital lease obligations is based on recent lease rates adjusted for a risk premium. The estimated fair value of the 2010 Notes and long-term debt are measured using Level 2 inputs.

Assets Measured at Fair Value on a Nonrecurring Basis

Non-financial assets, including property, plant and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the nine months ended September 30, 2012 or 2011.

Note 11 — Income Taxes

The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. As a result, taxable income included on one return cannot be offset by tax attributes, including net operating losses, included on the other return.

The effective income tax rates for the three months ended September 30, 2012 and 2011 were 23.1% and 13.2% respectively, while the effective income tax rates for the nine months ended September 30, 2012 and 2011 were 27.3% and 15.7%, respectively. Fluctuations in effective tax rates were historically impacted by non-cash changes in the fair value of the Company’s warrant liability, permanent tax differences with no associated income tax impact, and existing deferred tax asset valuation allowances. Future changes in estimates of taxable income could result in a significant change in the valuation allowance.

As of September 30, 2012, one group had deferred tax assets of approximately $16.9 million. The Company continues to maintain a full valuation allowance for these deferred tax assets. The benefit of operating loss carry-forwards is fully reserved at September 30, 2012.

Note 12 — Convertible Preferred Stock and Stock Warrants

On August 12, 2009, the Company sold 16,000 units (the “Units”), consisting of preferred stock and warrants for $1,000 per Unit. Each Unit consisted of one share of Series A cumulative convertible preferred stock (“Convertible Preferred Stock”), detachable warrants to purchase up to 155 common shares at an exercise price of $2.31 per share (“Exercisable Warrants”) and detachable contingent warrants to purchase up to 500 shares of common stock at an exercise price of $2.45 per share (“Contingent Warrants”).

The gross proceeds from the issuance of the Units were allocated, based upon the respective fair values of the preferred stock and detachable warrants. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount recognized upon the allocation of proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The fair value of the detachable warrants was independently assessed at $5.2 million and recorded as a warrant liability. Further, the Company determined the conversion option embedded within the preferred stock had intrinsic value beneficial to the holders of the preferred stock, accordingly, $5.2 million was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be 36 months based upon an independent evaluation of the conversion options.

Preferred Stock

Each share of Convertible Preferred Stock was convertible at any time, at the holder’s option, into 434.782 shares of the Company’s common stock. Dividends accrued at a rate of 15% of the liquidation preference per year and accumulated, if not paid quarterly. Subsequent to February 11, 2010, the Company had the ability to convert the preferred shares into common shares if the closing price of the common stock met certain price criteria. In the event any Convertible Preferred Stock was converted, the Company was obligated to pay an amount, in cash or common stock, equal to eight quarterly dividend payments less any dividends previously paid.

During January and February 2011, the Company paid dividends on the then outstanding shares of Convertible Preferred Stock with shares of the Company’s common stock. The payment, at an annual rate of 15% of the liquidation preference, was valued at $300 per share. In February 2011, the Company exercised its contractual right to mandatorily convert all remaining outstanding shares of Convertible Preferred Stock into shares of common stock at the then prevailing conversion rate of 434.782 shares of common stock for each share of preferred stock.

Stock Warrants

Exercisable Warrants are exercisable upon issuance and expire August 12, 2014, if not exercised. Contingent Warrants became exercisable on November 9, 2009, and expire November 9, 2014, if not exercised. Prior to June 14, 2012, all warrants contained anti-dilution price protection in the event the Company issued shares of common stock or securities exercisable for, or convertible into, common stock at a price per share less than the respective warrants’ exercise price. In accordance with these contractual anti-dilution price adjustment provisions, the warrants were re-priced as a result of a payment of a portion of the Company’s initial and deferred commitment fees related to the Company’s Term Loan (See Note 8) with common stock on March 31, 2010 and September 30, 2010.

Due to anti-dilution price adjustment provisions, warrants were deemed to be a liability and recorded at fair value at the date of issuance and were subsequently adjusted to fair value at the end of each reporting period while the anti-dilution price adjustment provisions remained in effect. On June 14, 2012, contractual provisions related to the Company’s Exercisable and Contingent Warrant agreements were amended to eliminate anti-dilution price adjustment provisions and removed cash settlement provisions in the event of a change of control. The amended warrants then met the requirements for classification as equity and accordingly, the Company revalued the warrants at June 14, 2012, the date of the amendment. The change in the fair value of the warrant liability compared to the most recent fair value adjustment realized on March 31, 2012 of $6.5 million was recognized as income and the revalued warrant liability of $14.0 million was reclassified from a liability to additional paid-in capital. No subsequent fair value adjustments are required as long as the warrants continue to fall within equity classification criteria.

The Black-Scholes option-pricing model was used to estimate the fair value of the warrant liability for each reporting period prior to contractual amendment. Inputs into the fair value calculation of the warrants took into consideration the remaining term of the warrants, a volatility rate of 58.1%, a risk-free rate of return of 0.36%, and an assumed dividend rate of zero.

At September 30, 2012, Exercisable and Contingent Warrants to purchase up to 1,675,250 shares of common stock at $1.21 per share remain outstanding.

Note 13 — Business Segment, Geographic and Major Customer Information

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers to determine allocation of resources and assess performance. The operations of the Company can be categorized into three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift.

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

•

Artificial Lift assembles and markets artificial lift equipment, notably the Company’s Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas and oil production activities.

The Company evaluates performance based upon a variety of criteria. The primary financial measure is segment operating income. Various functions, including certain sales and marketing activities and general and administrative activities are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, as well as estimated income tax provisions (benefits), are not allocated to reportable segments.

Summarized financial information regarding reportable segments is as follows (in thousands):

	Chemicals	Drilling	Artificial Lift	Corporate	Total
As of and for the Three Months Ended September 30,
2012
Net revenue from external customers	$44,189	$30,424	$4,015	$—	$78,628
Gross margin	20,774	11,252	1,817	—	33,843
Income (loss) from operations	16,530	5,329	1,384	(8,650)	14,593
Depreciation and amortization	460	2,277	54	177	2,968
Total assets	53,076	122,533	10,563	31,963	218,135
Capital expenditures	733	2,384	5	2,643	5,765

2011
Net revenue from external customers	$43,639	$26,963	$4,456	$—	$75,058
Gross margin	17,393	11,091	2,233	—	30,717
Income (loss) from operations	13,795	5,585	1,811	(5,086)	16,105
Depreciation and amortization	409	2,056	50	53	2,568
Total assets	56,880	111,804	10,162	32,182	211,028
Capital expenditures	928	945	38	403	2,314

	Chemicals	Drilling	Artificial Lift	Corporate	Total
As of and for the Nine Months Ended September 30,
2012
Net revenue from external customers	$137,827	$89,214	$9,085	$—	$236,126
Gross margin	61,856	34,764	3,699	—	100,319
Income (loss) from operations	50,005	17,320	2,284	(22,679)	46,930
Depreciation and amortization	1,321	6,738	148	261	8,468
Total assets	53,076	122,533	10,563	31,963	218,135
Capital expenditures	2,896	7,724	73	4,550	15,243

2011
Net revenue from external customers	$99,707	$74,068	$10,106	$—	$183,881
Gross margin	39,705	30,844	3,557	—	74,106
Income (loss) from operations	30,586	16,187	2,205	(15,683)	33,295
Depreciation and amortization	1,189	5,979	155	209	7,532
Total assets	56,880	111,804	10,162	32,182	211,028
Capital expenditures	1,090	3,900	48	933	5,971

Geographic Information

Revenue by country is based upon the location where services are provided and products are sold. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue.

Revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S.	$68,512	$63,906	$206,394	$159,756
Other countries	10,116	11,152	29,731	24,125

Total	$78,628	$75,058	$236,125	$183,881

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

Major Customers

Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	16.6%	14.6%	15.2%	13.7%
Customer B	9.5%	12.8%	10.4%	11.7%
Customer C	12.1%	5.8%	9.8%	4.5%

Over 97% of Customer A’s revenue for the three and nine month periods ended September 30, 2012 and 2011, was attributable to sales within the Chemicals segment.

Note 14 — Commitments and Contingencies

Litigation

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.

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

Certain raw materials used by Chemicals to manufacture proprietary complex nanofluids (“CnF”) products are obtainable from limited sources. Certain mud-motor inventory parts in Drilling and stock parts in Artificial Lift are primarily sourced from China.

The Company is subject to significant concentrations of credit risk as the Company does not generally require collateral as support of trade receivables. Further, the majority of the Company’s cash is maintained at one major financial institution and balances often exceed insurable amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”), and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to Flotek Industries, Inc.’s (“Flotek” or the “Company”) business plan, objectives and expected operating results and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report. The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including, but not limited to, “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions, not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.

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

Executive Summary

Flotek is a diversified, global, oilfield, technology services driven company that develops and supplies oilfield products as well as services and equipment to oil, gas and mining industries. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production related tools used in oil, gas and mining industries. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Flotek’s products and services enable customers to drill wells more efficiently, increase existing and scheduled well production and decrease well operating costs. Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (the “U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Australia and Asia. Customers include major integrated oil and natural gas companies, oilfield services companies, independent oil and natural gas companies, pressure-pumping service companies, national and state-owned oil companies and international supply chain management companies.

Flotek’s business is comprised of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. Chemicals and Drilling provide drilling and completion related products and services, while the Artificial Lift and Chemicals segments provide production related products and services. Products and services offered, combined with increased geographic market penetration, have ensured diversification of cash flow sources; thereby reducing dependence upon any one segment. While each segment’s technical expertise is unique, all segments are committed to providing customers quality, competitively priced products and services.

•

Chemicals is comprised of the Specialty Chemicals and Logistics divisions. Specialty Chemicals designs, develops, manufactures, packages and markets specialty chemicals used in oil and natural gas well cementing, stimulation, acidizing, drilling and production activities and organic drilling enhancement, while the Logistics division manages automated material handling, loading facilities, and blending capabilities for oilfield services companies.

•	Drilling rents, inspects, manufactures and markets down-hole drilling equipment necessary to energy, mining, water well and industrial drilling activities.

•

Artificial Lift assembles and markets artificial lift equipment, notably the Company’s Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas and oil production activities.

Historical Market Data: Three and Nine Months Comparisons for September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Average Active Drilling Rigs
U.S.	1,906	1,949	(2.2)%	1,955	1,835	6.5%
Canada	325	457	(28.9)%	362	401	(9.7)%

Total North America	2,231	2,406	(7.3)%	2,317	2,236	3.6%

Vertical Rig (U.S.)	531	592	(10.3)%	567	557	1.8%
Horitzontal Rigs (U.S.)	1,153	1,117	3.2%	1,164	1,047	11.2%
Directional Rigs (U.S.)	222	240	(7.5)%	224	231	(3.0)%

Total drilling type (U.S.)	1,906	1,949	(2.2)%	1,955	1,835	6.5%

Oil vs. Natural Gas Drilling Rigs
Oil	1,658	1,361	21.8%	1,611	1,206	33.6%
Natural Gas	573	1,045	(45.2)%	706	1,030	(31.5)%

Total North America	2,231	2,406	(7.3)%	2,317	2,236	3.6%

Average Commodity Prices
West Texas Intermediate Crude	$92.24	$89.86	2.6%	$96.18	$95.21	1.0%
Natural Gas Prices ($ /mmBtu)	$2.88	$4.12	(30.1)%	$2.54	$4.23	(40.0)%

Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: West Texas Intermediate Crude and Natural Gas Prices, Department of Energy, Energy Information Administration (www.eia.doe.gov)

Flotek’s ability to compete in the oilfield services market is dependent upon the Company’s ability to differentiate and provide superior products and services while maintaining a competitive cost structure. Domestic operations are reactive to fluctuations in natural gas and oil well drilling activity, well depth and drilling conditions, number of well completions and level of work-over activity in North America. Correspondingly, North American drilling activity is aligned with and responsive to the volatility of natural gas and crude oil commodity prices as well as market expectations of future prices. The Company’s results of operations are heavily dependent upon the sustainability of prices charged to customers, which is also dependent on drilling activity levels, availability of equipment and other resources and competitive pricing pressures.

Customers’ exploration and production (“E&P”) budgets, in many instances, depend upon revenue generated from natural gas, oil and precious mineral sales. Lower gas, oil and mineral prices usually translate into lower exploration and production budgets with increased exploration and productions budgets when gas, oil and mineral prices are high. Underlying commodity prices are influenced by changes in market supply and demand driven by overall economic activity, weather, pipeline capacity, inventory storage, commodity markets, futures trading, and basis differentials among a variety of other factors. Presently, a significant price divergence exists between gas and oil drilling objectives and has resulted in a shift in active rig counts from natural gas drilling to liquids rich gas and oil drilling activity. Relatively stable oil prices are anticipated for the remainder of 2012 due to on going supply uncertainties held level by economic growth uncertainties.

During the first nine months of 2012, gas prices have continued to decline and have remained depressed relative to the first nine months of 2011 and to historic highs. No significant increase in gas prices is anticipated in the near term due to historically high natural gas inventory levels resultant from slowed depletion rates, increased shale gas production levels and unusually warm North American winter and spring temperatures in 2012 as compared to 2011.

Shift from natural gas to oil and liquids-rich shale basins has increased product and service demand, in particular, demand for patented Cnf® chemistry and technological designs and modifications that promote efficiency within complex reservoirs. Increased horizontal versus vertical oil-directed drilling activity has also contributed to increased demand and pricing stability across a significant portion of both new and existing products and services. Increased activity in international markets particularly in emerging Middle Eastern, Asian and South American markets has also contributed to an increase in product and service demand.

Future economic conditions are expected to remain volatile throughout the remainder of 2012 in concurrence with ongoing market and economic uncertainties. Market assessment and operational management efforts remain diligent to mitigate and lessen the potential impact of unfavorable economic conditions and drilling activity uncertainty. Current green product development, strategic foreign and domestic market penetration initiatives and continued vigilance over cost pressures are being pursued in order to attempt to ensure margin sustainability in an uncertain market.

North American hydrocarbon exploration and development activity is expected to remain relatively stable in unconventional plays, including the Permian, Eagle Ford, Bakken and other basins that utilize Flotek’s new and existing products and services. Growing recognition of the beneficial use and corresponding increase in demand for the Company’s patented, environmentally friendly (“green”) complex nano-fluid technology is expected to continue to trend favorable for the remainder on 2012 and throughout future periods. Increased product demand market share growth forecast is contingent upon strategic domestic and international market penetration initiatives and is expected to continue to increase throughout 2012 and beyond.

On-going diversification of products and services offered, production infrastructure expansion, geographic market expansion, and organic growth in conjunction with market investments in complementary or competing businesses should mitigate any downward cyclical risk exposure by balancing drilling and production, rental and service, domestic and international, and natural gas and crude oil activities.

Chemical production capacity expansion in response to increasing customer demand has been a priority in 2012. Increased customer awareness and demand has remained supportive of the capacity expansion initiatives and associated capital commitment. Continued pursuit and development of new and existing market opportunities associated with the Company’s specialty chemical and measurement while drilling (“MWD”) products is expected throughout 2012 and beyond.

Commitment to research and development (“R&D”) efforts within Chemicals has ensured Flotek’s ability to remain responsive to increased demand and continued growth within unconventional liquid rich and oil sand formation plays. Due to success in unconventional areas such as the Niobrara and Eagle Ford, Flotek expects continued increase in product and service demand and market penetration, particularly across Cnf products. Drilling adaptation of several designs within the motor and Pro series Tool product lines has allowed the Company to more successfully compete in operating market areas such as Oklahoma and West Texas.

Crude oil prices were marginally higher during the first nine months of 2012 compared to the first nine months of 2011 (2012: $96.18 vs., 2011: $95.21) while the North American oil drilling rig count increased by 405 rigs, or 33.6%, to 1,611 rigs surpassing the 2011 annual average oil rig count of 1,206 rigs supportive of the ongoing shift to oil and liquid rich natural gas drilling trend. North American oil rigs increased 21.8% to 1,658 rigs in the third quarter of 2012 as compared to 1,361 oil rigs in the third quarter of 2011, while average worldwide oil rig count decreased 1.9% to 3,491 rigs from 3,557 rigs period over period. U.S. horizontal-directed rig activity for the quarter and year to date periods ended September 30, 2012 increased by 36 rigs, or 3.2%, and 117 rigs, or 11.2%, respectively, as compared to 2011. The U.S. horizontal rig count represents 60.5% and 59.5% of total North American rig activity for the quarter and year to date periods ended September 30, 2012, respectively.

Average monthly U.S. natural gas prices decreased by 28.9% and 39.7%, respectively, for the quarter and year to date periods ended September 30, 2012, compared to comparable 2011 periods. Depressed gas prices, decreased gas exploration and production activity, decreased capital spending in natural gas basins and high natural gas reserves in 2012 versus 2011 contributed to the ongoing decline in gas rig count. Gas rig count decreased by 31.5%, to 706 rigs at September 30, 2012 as compared to 1,030 rigs at September 30, 2011. Natural gas working inventories in storage at September 30, 2012 totaled 3.7 trillion cubic feet (“Tcf”), approximately 8.8%, or 0.3 Tcf, above l 3.4 Tcf at September 30, 2011.

Despite ongoing market uncertainty related to gas drilling activity and gas prices, increased period over period oil prices were conducive to increased 2012 capital spending for many exploration and production companies. Favorable oil prices continue to support increased demand and favorable pricing for the majority of Flotek’s products and services. Increased economic activity, particularly within international markets, and internal expectations of continued international and domestic market penetration support the Company’s expectation of future growth. Revenue during the third quarter of 2012 increased as compared to the third quarter of 2011 due to increased oil and liquids rich drilling activity, and higher period over period oil prices. Increased market penetration in oil and natural gas exploration and production activities resulted in increased demand for the Company’s products and services for the first three quarters of 2012 as compared to 2011 as product operational efficiencies drove increased customer resource demands in oily and liquid-rich basins in unconventional and conventional reservoirs.

Natural gas prices and drilling activity is expected to remain volatile but anticipated to stabilize over time; however, the exact timing of market improvement is uncertain. The shift from natural gas to oil and liquid-rich shale drilling is expected, at a minimum, to ensure a competitive market throughout the remainder of 2012. Growing cost pressures could moderate forecast margin gains.

Pricing pressures may strengthen during the last quarter of 2012, as overall rig count has receded from historical highs. E & P and drilling companies have continued to improve drilling and completion efficiencies and in many cases, 2012 budgeted capital expenditure limits are being approached. While this is believed to be a short term situation appropriate awareness of existing circumstances are being taken into consideration in forward forecast metrics and 2013 budget projections.

Capital expenditures totaled $5.8 million and $15.2 million for the quarter and year-to-date periods ended September 30, 2012, respectively as compared to $2.3 million and $6.0 million, respectively for the same periods of 2011. Capital expenditures increased by $9.3 million during the first nine months of 2012 as compared to $6.0 million during the first nine months of 2011 in response to increased product and service demand, increased customer activity as a result of increased oil drilling activity, additional costs related to the Company’s Enterprise Resource Planning (“ERP”) system implementation, and real time down-hole telemetry reporting system implementation and roll out. Future capital expenditures remain contingent upon market demand, strategic initiatives and realized results of operations. The Company actively manages capital expenditures in order to be responsive to the market, take advantage of strategic opportunities and further increase the Company’s international presence.

Consolidated Results of Operations (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Revenue	$78,628	$75,058	4.8%	$236,126	$183,881	28.4%
Cost of revenue	44,785	44,341	1.0%	135,807	109,775	23.7%

Gross margin	33,843	30,717	10.2%	100,319	74,106	35.4%

Selling, general and administrative costs	17,171	13,096	31.1%	47,860	36,166	32.3%
Depreciation and amortization	1,170	993	17.8%	3,166	3,029	4.5%
Research and development	909	523	73.8%	2,363	1,616	46.2%

Income from operations	14,593	16,105	(9.4)%	46,930	33,295	41.0%

Loss on extinguishment of debt	—	—	0.0%	(6,386)	(3,225)	98.0%
Change in fair value of warrant liability	—	7,802	(100.0)%	2,649	18,609	(85.8)%
Interest and other expense, net	(1,847)	(3,264)	(43.4)%	(6,612)	(12,590)	(47.5)%

Income before income taxes	12,746	20,643	(38.3)%	36,581	36,089	1.4%
Provision for income taxes	(2,940)	(2,726)	7.9%	(9,991)	(5,672)	76.1%

Net income	$9,806	$17,917	(45.3)%	$26,590	$30,417	(12.6)%

Consolidated Results of Operations: Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Consolidated revenue for the third quarter and year to date periods ended September 30, 2012 increased $3.6 million, or 4.8%, and

$52.2 million, or 28.4%, respectively, relative to the comparable periods of 2011. The increase in revenue was driven by increased period over period oil drilling activity, additional domestic and international market penetration, patented product development, and strategic price increases. Cross segment marketing efforts, geographic product expansion, strategic product adaptation and customization and new product development also contributed to period over period increase.

Product, rental and service revenue fluctuated $1.8 million, ($0.3) million and $2.1 million, respectively, in the third quarter of 2012 as compared to the third quarter of 2011 and increased $41.8 million, $5.8 million and $4.6 million, respectively year to date 2012 compared to 2011. Positive product revenue was driven by increased demand for Chemicals’ stimulation liquids and solid/dry products and for Drilling centralizer and float equipment. Rental revenue remained flat quarter over quarter but increased overall for the 2012 year to date period as compared to 2011 due to incremental domestic and international market penetration and product mix demand shifts associated with increased oil and horizontal rig drilling activity. Service revenue increased for quarter and year to date periods of 2012 due to increased installation and customer service call activity, service prices, international motor, liquid and cement handling activity and new construction projects and completions.

Consolidated gross margins for the quarter and year to date 2012 periods increased by $ 3.1 million or 10.2% and $ 26.2 million or 35.4% relative to comparable periods of 2011. Increased gross margins were driven by higher margin oil and horizontal drilling rig activity, product mix shift to higher margin products, increased prices, and cost containment. Consolidated gross margins as a percentage of revenue for the quarter and year to date 2012 periods increased 2.1% and 2.2%, respectively compared to 2011. Gross margin is calculated as revenue less associated cost of revenue, inclusive of personnel, occupancy, depreciation and other expenses directly associated with the generation of revenue.

Selling, general and administrative expenses (“SG&A”) are indirectly attributable to Flotek’s products sold and services provided. For the quarter and year to date periods ended September 30, 2012, SG&A increased by $4.1 million, or 31.1% and $11.7 million, or 32.3%, respectively as compared to 2011.

•

Salaries and Benefits expense increased $0.9 million and $3.5 million for quarter and year to date 2012 compared to 2011 due to increased headcount necessary to sustain operational growth Headcount for the third quarter and year to date periods of 2012 increased by approximately 2.9% and 8.8% respectively over 2011.

•

Increased professional fees of $0.6 million and $1.3 million, respectively quarter and year to date 2012 over 2011 periods due to an interim Human Resources Director consultant engaged and senior accounting consultants utilized during the ERP system implementation.

•

Equity based incentive compensation increased $2.0 million and $5.8 million, respectively in 2012 quarter and year to date periods as compared to 2011 due to recognition and reward of employee efforts and contribution to on-going improvement in the Company’s overall performance across a broader number of employees.

•

Insurance expense increased $0.4 million and $0.4 million, respectively for quarter and year to date 2012 periods over 2011 due to increased Business Stop Loss coverage necessitated by increased revenue and increased property insurance required from expansion into new markets and need for higher coverage.

•	Auto and Travel expense increased $0.3 million and $0.6 million, respectively for quarter and year to date 2012 periods compared to 2011 due to increased sales force and Company fleet.

Depreciation and amortization expense remained comparable at both the quarter and year to date periods ended September 30, 2012 and 2011. Research and development (“R&D”) expense increased $0.4 million during the third quarter of 2012 compared to the same period of 2011, and increased $0.7 million for the year to date period ended September 30, 2012 compared to the same period of 2011. During the year to date period ended September 30, 2012, the Company recognized a loss of $6.4 million on the early extinguishment of debt as compared to $3.2 million on the early extinguishment of debt during the year to date period ended September 30, 2011.

For 2012 year to date the Company recognized $2.6 million of non-cash income related to fluctuations in the fair value of the Company’s warrant liability attributable to fluctuations in Flotek’s common stock price per share. Similarly, during the year to date and quarterly periods ended September 30, 2011, the Company recognized $7.8 million and $18.6 million, respectively of non-cash income. All fluctuations in the fair value of the warrant liability prior to June 2012 were recognized as non-cash income or expense items within the Statement of Operations.

On June 14, 2012, provisions in the Company’s Exercisable and Contingent Warrant Certificates (the “Warrants”) were amended to eliminate anti-dilution price adjustment provisions as well as cash settlement provisions of a change of control event. Upon amendment the warrants met the requirements for classification as equity. At the date of the amendments, the Company revalued the Warrant’s liability and realized $6.5 million of income during the second quarter of 2012 and $2.6 million of income for nine months ended September 30, 2012 based upon the market value of the Company’s common stock price on the effective date of the amendment and the change in the fair value on the date of the amendment relative to last the valuation calculated at March 31, 2012. The revalued warrant liability, as of the date of the amendment, totaling $14.0 million was reclassified out of the Level 3 hierarchy to additional paid-in-capital. Historical non-cash fair value accounting methodology for the warrant liability is no longer required due to the contractual amendment.

Interest and other expense decreased by $1.4 million, or 43.4%, during the quarter ended September 30, 2012 as compared to the corresponding period in the prior year primarily due to the repayments of $36.0 million of the 2010 Notes in January 2012 and $15.0 million of the 2008 Notes in June 2012. Interest and other expense decreased by 47.5% or $6.0 million in the year to date period ended September 30, 2012 compared to $12.6 million in the first nine months of 2011 primarily due to repayments in the Company’s 2010 and 2008 Notes during the first half of 2012 and repayment of the Company’s term loan in June 2011.

The Company recorded an income tax provision of $2.9 million for the quarter ended September 30, 2012, corresponding to an effective tax rate of 23.1% compared to an income tax provision of $2.7 million for the quarter ended September 30, 2011, reflecting an effective tax rate of 13.2%. The year to date tax provision totaled $10.0 million reflecting an effective tax rate of 27.3% for the nine months ended September 30, 2012, compared to an income tax provision of $5.7 million reflecting an effective tax rate of 15.7% for the comparable period in 2011. Fluctuations in effective tax rates were historically impacted by non-cash changes in the fair value of the Company’s warrant liability, a permanent difference which ultimately had no associated income tax impact, and existing deferred tax asset valuation allowances. Future changes in estimates of taxable income could result in a significant changes in the valuation allowance.

The Company’s corporate organizational structure requires the filing of two separate consolidated U.S Federal income tax returns. As a result, taxable income included on one return cannot be offset by tax attributes, including net operating losses, included on the other return.

At September 30, 2012, the Company continues to maintain a full valuation allowance for the net deferred tax assets of the tax entity which had taxable losses in 2008 through 2010. The valuation allowance reduces deferred tax assets to an amount that is more-likely-than-not to be realized. At September 30, 2012, the valuation allowance was $16.9 million.

The Company reviews the allowance on a quarterly basis, weighing all available evidence, both positive and negative, to determine the likelihood of realizing the benefit of the deferred tax asset and whether a valuation allowance is necessary.

Results of Operations by Reportable Segment

Chemicals (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
			% of Revenue				% of Revenue
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$44,189	$43,639			$137,827	$99,707
Gross Margin	$20,774	$17,393	47.0%	39.9%	$61,856	$39,705	44.9%	39.8%
Income from operations	$16,530	$13,795	37.4%	31.6%	$50,005	$30,586	36.3%	30.7%

Chemicals Results of Operations: Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Chemicals revenue for the third quarter and year to date periods ended September 30, 2012, increased $0.6 million, or 1.3%, and $38.1 million, or 38.2%, respectively, relative to comparable 2011 periods. The increase in third quarter 2012 revenue was primarily due to a net increase in service and product revenue of $0.6 million attributable to increased liquid and cement handling activity and milestone construction completions as compared to the third quarter of 2011. During the first nine months of 2012, increased activity from key existing customers and cross marketing sales initiatives resulted in incremental product revenue of $36.7 million, while increased liquid and cement handling activity and milestone construction completions resulted in an increase in service revenue of $1.4 million compared to the first nine months of 2011. The Bakken, Niobrara and Eagle Ford shale plays in particular, were positive contributors to the year to date period over period increase.

In general, revenue growth was the result of the Company’s development, strategic adaptation and customization of proprietary natural gas effective Complex nano-Fluid™ additives to oil effective Complex nano-Fluid™ additives for new and existing customers’, increased market demand and incremental domestic and international market penetration. Increasing industry recognition of proven production efficiencies and environmental benefits derived from use of Flotek’s new and existing products increased demand for complex nano-fluid products in both domestic and international markets. Incremental period over period revenue from key customers alone totaled $19.8 million for the nine months ended September 30, 2012 over the same period in 2011.

Chemicals’ gross margin for the quarter and year to date periods ended September 30, 2012 increased $3.4 million, or 19.4%, and $22.2 million, or 55.8%, respectively. The increase in gross margin for both the quarter and year to date periods is attributable to negotiated raw material price concessions with existing vendors in addition to exploration of raw material sourcing alternatives. Cost containment also contributed to the improvement in the gross margin. Cost of goods sold decreased 6.2% and 3.7% for the quarter and year to date periods ended September 30, 2012, respectively, compared to the same periods in 2011, while direct product costs, in particular decreased by 0.9% and 1.4%, respectively. Cost containment was facilitated by operating efficiencies realized from the expansion of Chemicals’ manufacturing facility and on-going best practice process improvement initiatives aimed at reducing labor and overhead costs.

Income from operations increased $2.7 million, or 19.8%, and $19.4 million, or 63.5%, during the third quarter and year to date periods ended September 30, 2012, respectively, as compared to the same periods of 2011. As a result of cost management efforts, indirect expense as a percentage of revenue decreased by 2.6% and 0.2%, respectively upon comparison of the third quarter and year to date period of 2012 versus 2011. Remainder of favorable variance was due to aforementioned improvement in period over period gross margin.

Drilling (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
			% of Revenue				% of Revenue
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$30,424	$26,963			$89,214	$74,068
Gross Margin	$11,252	$11,091	37.0%	41.1%	$34,764	$30,844	39.0%	41.6%
Income from operations	$5,329	$5,585	17.5%	20.7%	$17,320	$16,187	19.4%	21.9%

Drilling Results of Operations: Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Drilling revenue for the quarter and year to date periods ended September 30, 2012 increased $3.5 million, or 12.8%, and $15.1 million, or 20.4%, respectively, relative to the same periods in 2011. The favorable variance resulted from domestic and international market share growth, increased drilling and mining activity, and favorable period over period crude oil commodity prices, new product development, and customer demand for specialized new and existing product adaptation, continued cross marketing sales efforts and sales force revitalization. Oil drilling activity increased by 297 rigs, or 21.8% and 405 rigs, or 33.6% for the quarter and year to date periods ended September 30, 2012, respectively, relative to 2011 periods.

•

Rental Revenue: Rental revenue for the third quarter and year to date periods ended September 30, 2012 decreased $0.3 million, or 1.5% and increased $5.8 million, or 12.8%, respectively, relative to comparable periods in 2011. Increased market share penetration within new and existing domestic and international markets, product mix demand shift to Pro-Tools from legacy tools, and increased oil and horizontal rig drilling activity resulted in incremental domestic revenue of $3.4 million and incremental international revenue of $1.0 million during the 2012 year to date period. Rental revenue also increased as a result of increased Teledrift tool rentals of approximately 6.9% for the year to date period ended September 30, 2012 as compared to the year to date period ended September 30, 2011. Motor tool rentals contributed $1.4 million to the period over period increase as well. Third quarter 2012 rental revenue remained comparable to third quarter 2011 rental revenue.

•

Product revenue: Product revenue for the third quarter and year to date periods ended September 30, 2012 increased $2.5 million, or 31.1% and $6.7 million, or 30.1%, respectively, relative to the same periods in 2011. International product revenue for the quarter and year to date periods ended September 30, 2012 increased $0.5 million and $1.8 million, respectively, due to an increase in the collective sales of raised drill pipe, collar and reamer equipment versus comparable periods of 2011 due to increased oil drilling activity and higher oil commodity prices. Increased product revenue was also driven by increased sales of motors, centralizer products and float equipment which resulted in $0.6 million and $3.0 million of the overall 2012 quarter and year to date increase. Also contributing to increased revenue for the quarter and year to date periods ended September 30, 2012, was an increase of $1.4 million and $1.9 million, respectively, of new industrialized organic product revenue unmatched in 2011.

•

Service Revenue: Service revenue for the third quarter and year to date periods ended September 30, 2012 increased $1.2 million, or 53.2% and $2.6 million, or 41.2%, respectively, relative to comparable periods in 2011. The increased service revenue was primarily related to increased oil and horizontal rig drilling activity, increased price of services, and increased international motor service activity. Service revenue for the quarter and year to date periods ended September 30, 2012 increased by $1.0 million and $2.2 million, respectively, while ancillary service revenue for deliveries, inspections and repairs increased $0.2 million and $0.5 million, respectively.

Drilling gross margin for the quarter and year to date periods ended September 30, 2012 increased by $0.2 million, or 1.5%, and $3.9 million, or 12.7%, respectively over comparable periods of 2011 primarily due to increased product and service prices as compared to 2011 tempered by competitive price pressures and increased domestic equipment costs which, upon aggregation, result in a decrease in gross margin as a percentage of revenue for the quarter and year to date periods ended September 30, 2012 of 4.1% and 2.6%, respectively.

Drilling income from continuing operations for the quarter and year to date periods ended September 30, 2012 fluctuated by $(0.3) million, or (4.6%), and $1.1 million, or 7.0%, respectively, over the same periods in 2011 primarily due to an amalgamation of the afore-referenced.

Artificial Lift (dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
			% of Revenue				% of Revenue
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$4,015	$4,456			$9,085	$10,106
Gross Margin	$1,817	$2,233	45.3%	50.1%	$3,699	$3,557	40.7%	35.2%
Income from operations	$1,384	$1,811	34.5%	40.6%	$2,284	$2,205	25.1%	21.8%

Artificial Lift Results of Operations: Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Artificial Lift revenue is primarily derived from the assembly and marketing of artificial lift equipment, notably the Company’s Petro valve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas and oil production activities. Artificial Lift revenue for the three months ended September 30, 2012 totaled $4.0 million, a slight decrease of $0.5 million, or 9.9%, compared to $4.5 million for the three months ended September 30, 2011 due to decreased customer natural gas drilling and workover activity. For the three months ended September 30, 2012, total North America average monthly natural gas drilling rig count decreased by 472 rigs or 45.2%, totaling 573 rigs as compared to 1,045 rigs for the same period in 2011. For the three months ended September 30, 2012 monthly average natural gas prices decreased by $1.24/mmBtu or 30.1% to $2.88/mmBtu compared to $4.12/mmBtu in the comparable period of 2011. For the year to date period ended September 30, 2012, total North America average monthly natural gas drilling rig count decreased by 324 rigs or 31.5%, totaling 706 rigs as compared to 1,030 rigs for the same period in 2011. For the year to date period ended September 30, 2012 monthly average natural gas prices decreased by $1.69/mmBtu or 40.0% to $2.54/mmBtu compared to $4.23/mmBtu in the comparable period of 2011.

Revenue for the year to date period ended September 30, 2012, totaled $9.1 million, a decrease of $1.0 million, or 10.1%, to $10.1 million for the same period in 2011 primarily due to softened unit installation activity resulting from lower natural gas drilling activity, driven by low natural gas prices, tempered by increased incremental revenue from international customers.

Artificial Lift gross margin decreased by $0.4 million or 18.6% to $1.8 million from $2.2 million and increased by $0.1 million or 4.0% to $3.7 million for the quarter and year to date periods ended September 30, 2012, respectively, as compared to the same periods in 2011. The decreased 2012 third quarter gross margin is attributed to pricing pressure due to lower natural gas drilling activity. The increase in 2012 gross margin year-to date is primarily due to greater than average margins realized on international product sales and strategic price initiatives.

As a result of decreased domestic natural gas drilling and workover activity, income from operations for the quarter and year to date periods ended September 30, 2012 decreased by $0.4 million, or 23.6%, and increased by $0.1 million, or 3.6%, respectively, relative to comparable periods in 2011. Income from operations for the quarter ended September 30, 2012, decreased primarily due to competitive pricing pressures. Income from operations for the year to date period ended September 30, 2012, increased 3.8% over the same comparable period of 2011 primarily due to cost management.

Capital Resources and Liquidity

Overview

Ongoing capital requirements result from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first nine months of 2012, the Company funded capital requirements entirely with operating cash flows. The Company’s $35 million Credit Facility with PNC Bank, National Association remained undrawn at September 30, 2012.

The Credit Facility with PNC Bank remains in effect until December 15, 2012. The Company is currently in discussions with PNC Bank and believes that the facility will be extended on or before expiration of the Credit Facility.

The Company’s financial performance and liquidity, as recognized in the first nine months of 2012, are expected to continue throughout the remainder of 2012. Favorable crude oil commodity prices, well completions and horizontal rig count impacted the first nine months of 2012. Current market conditions, new and existing market share penetration initiatives, and shifts in product demand to a higher margin product mix collectively increased demand for products and services across Chemicals and Drilling. Artificial Lift results, however, remained flat for the year to date period ended September 30, 2012, primarily due to decreased gas prices and natural gas directed drilling activity. The Company is closely monitoring the impact of this decrease in market activity upon the Company’s liquidity of this operating segment.

At December 31, 2011, the Company’s cash balance totaled $46.7 million. During the first nine months of 2012, the Company repaid $36.0 million of the 2010 senior secured notes, $15.0 million of the outstanding 2008 senior unsecured notes, $4.4 million of semi-annual interest payments primarily related to the Company’s 2010 senior secured notes and 2010 senior unsecured notes, and $15.2 million of cash capital expenditures, of which $5.8 million pertained to the third quarter of 2012. Offsetting these cash outflows were cash inflows from operations of $38.5 million and cash proceeds of $3.4 million from sales of fixed assets. At September 30, 2012, the Company’s cash balance totaled $21.9 million.

At September 30, 2012, the Company was in compliance with all debt covenants. The significant terms of the Company’s Credit Facility are discussed in Note 8 — Convertible Notes, Long-Term Debt and Credit Facility in the Notes to the Unaudited Condensed Consolidated Financial Statements.

As of September 30, 2012, the Company’s outstanding 2008 Notes were classified as a current liability. The Company maintains ongoing initiatives to secure more favorable debt and equity financing terms. Opportunistic and strategic debt repayment and/or refinancing alternatives are currently being considered. Debt management optionality includes but is by no means limited to repayment under the terms of the 2008 Notes, full or partial exercise of embedded call options, traditional term loan take out and renegotiation of current debt terms with existing investors. Anticipated liquidity supported by cash generation evidenced during the first nine months of the year should ensure debt reduction capability in accordance with the Company’s normal course of business.

Plan of Operations for 2012

The Company’s 2012 Plan of Operations anticipates sustained industry economic conditions and includes the following initiatives:

•	Exploration of a variety of funding opportunities/alternatives.

•

Management of any further 2012 capital expenditures. During the third quarter ended September 30, 2012, the Company incurred an additional $5.8 million in capital expenditures primarily related to organic production capacity expansion in both the Drilling and Chemicals segments.

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

•

Management of operating cash flows. Continued management of working capital and pricing strategies in order to realize the most favorable market position attainable given existing and projected business and environmental conditions.

•

Management of asset utilization to enhance and increase operational and market sales synergies across all business segments and product lines to remain responsive to market demand for products and services.

•

Emphasis on technological advancement and differentiation across all business segments. Maintenance of current and ongoing R&D activities supporting Chemicals’ complex nano-fluid technologies and chemical additive solutions and Drilling’s product design differentiation to remain responsive and proactive to customer product and service opportunities within expanding geographic markets.

•	Increased utilization of ERP system functionality to actively manage and improve internal controls, reduce current processing inefficiencies and enhance operational responsiveness.

•	Continued effort to simplify existing tax structure, while taking advantage of existing NOL’s.

•	Automating corporate reporting and operational dashboard processes.

Cash Flows

Consolidated cash flows by type of activity are noted below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$38,457	$8,122
Net cash used in investing activities	(11,898)	(2,449)
Net cash (used in) provided by financing activities	(51,316)	79
Effect of changes in exchange rates on cash and cash equivalents	(16)	(120)

Net (decrease) increase in cash and cash equivalents	$(24,773)	$5,632

Operating Activities

During the nine months ended September 30, 2012 and 2011, net cash provided by operating activities totaled $38.5 million and $8.1 million, respectively. Consolidated net income totaled $26.6 million and $30.4 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

During the nine months ended September 30, 2012, non-cash reductions to net income totaled $20.7 million, consisting of $9.6 million of stock compensation expense, $8.5 million of asset depreciation and amortization, $4.3 million of loss on extinguishment of debt, $2.9 million of accretion of debt discount, $1.0 million increase in deferred income taxes, and $0.7 million of deferred financing cost amortization partially offset by non-cash contributions to net income of $2.7 million resultant from a decrease in the fair value of the warrant liability, $3.0 million of net gains on the sale of assets and $0.6 million of incremental tax benefits related to the Company’s shared based awards.

During the nine months ended September 30, 2011, non-cash contributions to net income totaled $0.9 million. Noncash reductions included $18.6 million decrease in warrant liability fair value and $2.7 million of gains on the sale of assets. Contributory non-cash items were partially offset by non-cash reductions to net income consisting of $7.5 million of asset depreciation and amortization, $2.5 million of deferred financing cost amortization, $3.2 million of loss on an extinguishment of debt, $4.8 million of stock compensation expense, and $4.0 million of accretion of debt discount.

During the nine months ended September 30, 2012, changes in working capital used $8.8 million of cash primarily to meet increased market demand for Flotek’s products and services. Changes in working capital and operational growth were primarily evidenced by increased inventory of $4.3 million, decreased income tax payable of $3.0 million, increased other current assets of $2.2 million, decreased interest payable of $1.7 million, decreased accounts receivable of $0.5 million and increased accounts payable and accrued liabilities of $1.9 million.

During the nine months ended September 30, 2011, changes in working capital used $23.2 million of cash primarily to meet increased market demand for products and services. Increased asset balances, in particular, accounts receivable, inventory and other current assets, were representative of the Company’s continued operational growth. Offsetting the working capital utilized for the nine months ended September 30, 2011, was a decrease in income tax receivable net of the related income tax payable on current taxable income. Further, the $2.8 million increase in accounts payable was indicative of the Company’s increased activity and growth during the period.

Investing Activities

During the nine months ended September 30, 2012 and 2011, capital expenditures totaled $15.2 million and $6.0 million, respectively. Capital expenditures increased during 2012 as compared to 2011 in response to increased customer product and service demands due to increased drilling activity, increased investment in capital infrastructure required in order to expand production capacity to remain responsive to increasing customer demand and product mix offerings and investment in the Company developed new ERP system and real time down-hole telemetry reporting system implementation and roll out. Capital expenditures during 2011 were due to investments in capital infrastructure required to meet increased customer product and service demands, as wells as increased drilling and market activity. Cash flows used in investing activities during the nine months ended September 30, 2012 and 2011 were partially offset by $3.4 million and $3.8 million, respectively, of proceeds received from the sale of fixed assets. Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 were $11.9 million and $2.5 million, respectively.

Financing Activities

During the nine months ended September 30, 2012, financing activities used net cash of $51.3 million. During January 2012 and June 2012, the Company paid $36.0 million of its senior unsecured convertible debt and $15.0 million of its senior secured convertible debt, respectively. In addition, the Company paid $0.5 million to reacquire shares of its common stock pursuant to payment made for employee taxes associated with share-based award exercise or vesting. These payments were offset by a $0.6 million increase in the excess tax benefit related to stock-based compensation, $0.3 million in proceeds from warrant exercises, and $0.2 million in proceeds from the exercise of stock options. During the nine months ended September 30, 2011, financing activities provided net cash of $0.1 million. During this period the Company paid $32.8 million to repay the Company’s Term Loan and $0.3 million in capital lease payments. Additional payments during the nine months ended September 30, 2011 consisted of $1.3 million in commitment fees and $0.2 million to acquire share of itscommon stock pursuant to payments made for employee taxes associated withshare-based award exercise or vesting. These payments were offset by $29.4 million of proceeds from the sale of 3.6 million shares of the Company’s common stock on May 11, 2011, $4.6 million in proceeds from warrant exercises and $0.1 million in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

No transactions originated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012, the Company was not involved in any unconsolidated SPEs.

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

Material contractual obligations consist of repayment of amounts borrowed through the 2008 Notes and payment of the capital and operating lease obligations.

Contractual obligations at September 30, 2012 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Unsecured senior convertible notes	$55,500	$55,500	$—	$—	$—
Interest expense on convertible notes (1)	1,457	1,457	—	—	—
Capital lease obligations	1,890	1,002	888	—	—
Operating lease obligations	9,515	1,575	2,029	1,493	4,418

Total	$68,362	$59,534	$2,917	$1,493	$4,418

(1)	Interest at 5.25%, payable semi-annually on February 15 and August 15, with principal repayment on February 15, 2013, the date of the note holder’s first put option.

Critical Accounting Policies and Estimates

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions affecting the reported amounts in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used in the preparation of consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and changes in the business environment; however, actual results may materially differ from estimates under alternative conditions. There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2012.

Application of New Accounting Standards

Effective January 1, 2012, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” and has provided additional disclosures regarding unobservable inputs used for Level 3 measurements as well as transfers between Level 1 and Level 2 of the fair value hierarchy. Implementation of this guidance required additional disclosures related to fair value measurements beginning for interim periods in 2012.

Effective January 1, 2012, the Company adopted the accounting guidance in ASU No. 2011-5, “Presentation of Comprehensive Income” and elected to present components of net income and comprehensive income in two separate, but consecutive statements. Implementation of this guidance did not change and of the components of net income or other comprehensive income. The primary result of the adoption of the aforementioned was merely a change in the Company’s financial statement presentation. The new guidance required retrospective application for all periods presented.

New Accounting Requirements and Disclosures

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU No. 2011-12 defers changes required in ASU No. 2011-05 related to the presentation of reclassification adjustments and allows for additional time for re-deliberation by the FASB.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits a company to perform qualitative assessments regarding the likelihood that an indefinite-lived intangible asset is impaired and subsequently assess the need to perform a quantitative impairment test. This guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, and, to a extent, commodity prices and foreign currency exchange rates. Additionally, the Company was exposed to the impact of periodic changes in the value of the warrant liability until June 14, 2012 when the warrant agreements were amended and the warrants no longer met the requirements for classification as a liability. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A. – Quantitative and Qualitative Disclosures About Market Riskin the Company’s Annual Report on
Form 10-K for the year ended December 31, 2011.

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

The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012, and have identified significant deficiencies described below that constitute a material weakness in connection with the implementation of the Company’s new ERP system.

Changes in Internal Control Over Financial Reporting

On July 1, 2012, the Company launched a new ERP system. This new accounting and operating software is to upgrade and integrate the Company’s operations into a common, state-of-the-art ERP system. The new ERP system is designed to provide management with improved data gathering, processing, retrieval and analysis on a more timely and cost effective basis than its prior methods and system. The Company has identified the following significant deficiencies that constitute a material weakness in connection with the implementation of the new system:

•	There was insufficient development or conversion of system reports that were required to enable the Company to carry out the financial close process efficiently and effectively.

•	Following implementation, certain controls and procedures were not performed timely or sufficiently to ensure disclosure controls and procedures were functioning as designed.

•

During the implementation and subsequent launch of the ERP system, certain personnel had significant access and processing capabilities within the system. This allowed such personnel access to be able to process, record and report transactions without the Company’s customary level of segregation of duties.

Since identifying the material weakness described above, the Company has committed the necessary resources to remediate the material weakness which include the continued development and refinement of system reports as well as modifying employee security roles to limit access within the system. Once the identified deficiencies have been sufficiently remediated, management is confident that the new ERP system will enable management to more effectively manage internal controls, increase operational performance and responsiveness, and to conduct a more efficient and effective financial close process.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2012, the Company purchased shares of its common stock to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	510	$9.55	—	—
August 1, 2012 to August 31, 2012	227	$11.86	—	—
September 1, 2012 to September 30, 2012	—	$—	—	—

Total	737	$10.26	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

3.2	Certificate of Designations for Series A Cumulative Convertible Preferred Stock dated August 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.4	Bylaws (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.1	Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).

4.2	Form of Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit A to the Certificate of Designations for Series A Cumulative Convertible Preferred Stock filed as Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).

4.3	Form of Warrant to Purchase Common Stock of the Company, dated August 31, 2000 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed on October 28, 2005).

4.4	Base Indenture, dated February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 14, 2008).

4.5	First Supplemental Indenture, dated February 14, 2008, by and among the Company, the subsidiary guarantors named therein and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2008).

4.6	Form of Global Security (incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Form 8-K filed on February 14, 2008).

4.7	Form of Exercisable Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2009).

4.8	Form of Contingent Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 17, 2009).

4.9	Form of Amendment to Warrant to Purchase Common Stock, dated as of June 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 18, 2012).

10.1	Retirement Agreement, dated effective August 31, 2012 between the Company and Jesse E. Neyman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 18,2012).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

*	Filed herewith.
**	Furnished with this Form 10-Q, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board

Date: November 7, 2012

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHNNA D. KOKENGE
Johnna D. Kokenge
Vice President, Chief Accounting Officer

Date: November 7, 2012