Form 10-K
period 2012-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2013-03-13
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-13270
FLOTEK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10603 W. Sam Houston Parkway N. #300 Houston, TX	77064
(Address of principal executive offices)	(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange, Inc.
5.25% Convertible Senior Notes Due 2028 and guarantees	New York Stock Exchange, Inc.
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 (based on the closing market price on the NYSE Composite Tape on June 30, 2012) was approximately $460,882,000. At March 4, 2013, there were 47,330,653 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2013 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), and in particular, Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (“the Reform Act”). Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report. The forward looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A – “Risk Factors” in this Annual Report and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”).
The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

ii

PART I
Item 1. Business.
General

Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified global supplier of drilling and production related products and services. The Company’s strategic focus, and that of all wholly owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools used in the energy and mining industries. In December 2007, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the stock ticker symbol “FTK.” Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (the “Exchange Act”) are posted to the Company’s website, www.flotekind.com, as soon as practicable subsequent to electronically filing or furnishing to the SEC. Information contained in the Company’s website is not to be considered as part of any regulatory filing. As used herein, “Flotek,” the “Company,” “we,” “our” and “us” refers to Flotek Industries, Inc. and/or the Company’s wholly owned subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationship.
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
Financial information regarding operational segments and geographic concentration is provided within this Annual Report. See Part II, Item 8 – “Financial Statements and Supplementary Data,” Note 16 – Segment Information; in the Notes to Consolidated Financial Statements for additional information.
Chemicals
The Chemicals business provides oil and natural gas field specialty chemicals for use in drilling, cementing, stimulation and production activities designed to maximize recovery within both new and mature fields. These specialty chemicals possess enhanced performance characteristics and are manufactured to withstand a broad range of downhole pressures, temperatures and other well-specific conditions to be compliant with customer specifications. The Company has two operational laboratories: 1) a technical services laboratory and 2) a research and development laboratory. Each focuses on design improvements, development and viability testing of new chemical formulations, as well as continued enhancement of existing products. Chemicals branded complex nano-fluid™ technologies (“CnF”) are patented both domestically and internationally and are proven strategically cost-effective performance additives within both oil and natural gas markets. The CnF® mixtures are environmentally friendly stable mixtures of oil, water and surface active agents which organize molecules into nanostructures. The combined advantage of solvents, surface active agent(s) and drilling structures result in improved well treatment results as compared to the independent use of solvents and surface active agent(s). CnF® is composed of renewable, plant derived, cleaning ingredients and oils that are certified as biodegradable. Certain CnF® products have been approved for use in the North Sea, which has some of the most stringent oil field environmental standards in the world. The CnF® has resulted in improved operational and financial results for our customers in low permeability sand and shale reservoirs.
The Logistics business designs, operates and manages automated bulk material handling and loading facilities. The bulk facilities handle oilfield products, including sand and other materials for well-fracturing operations, dry cement and additives for oil and natural gas well cementing, and supply materials used in oilfield operations.
Drilling
The Company is a leading provider of downhole drilling tools for use in oilfield, mining, water-well and industrial drilling activities. Further, the Company manufactures, sells, rents and inspects specialized equipment used in drilling, completion, production and workover activities. Through internal growth initiatives, operational best practices and acquisitions, the Company has realized increased rental tool activity and has broadened the geographic market scope of operations. Established tool rental operations are strategically located throughout the United States (the “U.S.”) and in an increasing number of international markets. Rental tools include stabilizers, drill collars, reamers, wipers, jars, shock subs, wireless survey, measurement while drilling (“MWD”) tools and mud-motors. Equipment sold primarily includes mining equipment, centralizers and drill bits. The Company remains focused on product marketing in the Southeast, Northeast, Mid-Continent and Rocky Mountain regions of the U.S., as well as in select international markets through both direct and agent-based sales.
Artificial Lift
The Company provides pumping system components, electric submersible pumps (“ESPs”), gas separators, production valves and complementary services. Artificial Lift products satisfy the requirements of coal bed methane and traditional oil and natural gas production and assist natural gas, oil and other fluids movement from the producing horizon to the surface. Artificial Lift products employ proprietary technologies instrumental to improved well performance. Patented products within the Company’s Petrovalve product line optimize pumping efficiency in horizontal well completions as well as in heavy oil wells and wells with high liquid to gas ratios. Petrovalve products placed horizontally increase flow per stroke and eliminate gas locking of traditional ball and seat valves that traditionally require more maintenance. The patented gas separation technology is particularly effective in coal bed methane production, efficiently separating gas and water downhole as well as ensuring solution gas is not lost in water production. Gas separated downhole contributes to a reduction in the environmental impact of escaped gas at the surface. The majority of Artificial Lift products are manufactured in China, assembled domestically and distributed globally.
Seasonality
Overall, operations are not affected by seasonality. While certain working capital components build and recede throughout the year in conjunction with established selling cycles that can impact operations and financial position, the Company does not consider operations to be highly seasonal. The performance of certain services within each of the Company’s segments, however, is susceptible to both weather and naturally occurring phenomena, including:

•	the severity and duration of winter temperatures in North America, which impacts natural gas storage levels, drilling activity and commodity prices;

•	the timing and duration of the Canadian spring thaw and resulting restrictions that impact activity levels;

•	the timing and impact of hurricanes upon coastal and offshore operations; and

•
certain Federal land drilling restrictions during identified breeding seasons of protected bird species in key Rocky Mountain coal bed methane producing regions. These restrictions generally have a negative impact on Artificial Lift operations in the first or second quarters of the year.

Product Demand and Marketing
Demand for the Company’s products and services is dependent on levels of natural gas storage and production, conventional and non-conventional oil and natural gas well drilling and corresponding work-over activity, both domestically and internationally. Products are marketed directly to customers through Flotek's direct sales force and certain contractual agency arrangements and sales employees. Established customer relationships provide repeat sales opportunities within all segments. Marketing is currently concentrated within the U.S. Internationally, the Company primarily markets products and services through the use of third party agents as well as direct sales in Canada, Mexico, Central America, South America, the Middle East, and Asia.

Customers

The Company’s customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned oil companies. For the year ended December 31, 2012, the Company had three customers that accounted for 16%, 10% and 9% of consolidated revenue, respectively. For the years ended December 31, 2011 and 2010, the Company had a single customer that accounted for 13% and 11% of our consolidated revenue, respectively. In aggregate, the Company’s top three customers collectively accounted for 35%, 28% and 18% of consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively.
Research and Development
The Company is engaged in research and development activities focused on the improvement of existing products and services, the design of specialized “customer need” products and the development of new products, processes and services. For the years ended December 31, 2012, 2011 and 2010 the Company incurred $3.2 million, $2.3 million and $1.4 million, respectively of research and development expenses. In 2012, research and development expense was approximately 1.0% of consolidated revenue. The Company expects to maintain 2013 research and development investment at levels consistent with 2012 expenditures.
Backlog
Due to the nature of the Company’s contractual customer relationships and operational management, the Company has historically not had significant backlog order activity.

Intellectual Property
The Company’s policy is to ensure patent protection, both within and outside of the U.S., for all products and methods deemed to have commercial significance and to qualify for patent protection. The decision to pursue patent protection is dependent upon whether patent protection can be obtained, cost-effectiveness and alignment with operational and commercial interests. The Company believes patents and trademarks, combined with trade secrets, proprietary designs, manufacturing and operational expertise are appropriate to protect intellectual property and ensure continued strategic business operations. The Company currently has patents pending on production valve design, casing centralizer design, ProSeries tool design and trade secrets. Existing patents expire at various dates during 2022 through 2023.
Competition
The ability to compete in the oilfield services industry is dependent upon the Company’s ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in all segments are impacted by current and expected commodity prices, vertical and horizontal drilling rig count, other oil and natural gas drilling activity, production levels and customer drilling and production designated capital spending. Domestic and international regions in which Flotek operates are highly competitive. The competitive environment continues to intensify due to mergers among oil and gas companies and the reduction in the number of available customers, reducing the number of current and prospective customers. The 2012 global energy environment and global economy was exposed to volatile energy prices, domestic and global natural disasters, continued financial instability of European countries, and political turmoil and unrest throughout the Middle East petroleum producing countries. The unpredictability of the energy industry and commodity price fluctuations creates both increased risk and opportunity for the services of both the Company and its competitors.
Certain oil and natural gas service companies competing with Flotek are larger and have access to more resources. Such competitors could be better situated to withstand industry downturns, compete on the basis of price, and acquire and develop new equipment and technologies; all of which could affect the Company’s revenue and profitability. Oil and natural gas service companies also compete for customers and strategic business opportunities. Thus, competition could have a detrimental impact upon the Company’s business. The Company expects that competition for contracts and margins will remain intense in the future but considers that improvements in existing and developmental products and services will enable the Company to realize incremental gains in market share in 2013.
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities however could be adversely affected by extreme weather conditions. Additionally, certain raw materials used by the Chemicals segments are available from limited sources. Disruptions to suppliers could materially impact sales. The prices paid for raw materials are contingent on energy, steel and other commodity price fluctuations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. During 2012, the price of certain raw materials increased over 2011 levels and additional increases are anticipated in 2013. Higher prices combined with lower availability of chemicals, steel and other raw materials could adversely impact future sales and contract fulfillments. The Company is diligent in identification of alternate suppliers and contingency planning efforts in the event of supply shortages and proactive with efforts to realize purchase price efficiencies through competitive bidding practices.
Drilling and Artificial Lift segments purchase raw materials and steel on the open market from numerous suppliers. When able, the Company uses multiple suppliers, both domestically and internationally, for all raw materials purchases.
Drilling maintains a three to six month supply of mud-motor inventory parts sourced from international and domestic suppliers as well as an equivalent amount of parts necessary to meet forecast demand within Artificial Lift operations. The Company’s inventory approximates the lead time required to secure parts to avoid disruption of service to customers.

Government Regulations
The Company is subject to federal, state and local environmental, occupational safety and health laws and regulations within the U.S. and other countries in which the Company does business. The Company strives to ensure full compliance with all regulatory requirements and is unaware of any material instances of noncompliance. In the U.S., compliance laws and regulations include, among others:

•	the Comprehensive Environmental Response, Compensation and Liability Act;

•	the Resource Conservation and Recovery Act;

•	the Federal Water Pollution Control Act; and

•	the Toxic Substances Control Act.
In addition to U.S. federal laws and regulations, the Company does business in other countries with extensive environmental, legal, and regulatory requirements by which the Company must abide. Laws and regulations strictly govern the manufacture, storage, handling, transportation, use and sale of chemical products. The Company evaluates the environmental impact of all Company actions and attempts to quantify the price of contaminated property in order to identify and avoid potential liability, as well as maintain compliance with regulatory requirements. Several of Chemicals products are considered hazardous or flammable. In the event of a leak or spill in association with Company operations, the Company is exposed to risk of material cost, net of insurance proceeds, to remediate any contamination.
The Company is occasionally involved in environmental litigation and claims, including remediation of properties owned or operated. No environmental litigation or claims are being litigated as of the date of this Annual Report filing. The Company does not expect costs related to known or unknown remediation requirements to have a material adverse effect on the Company’s consolidated financial position or results of operations.
Employees
At December 31, 2012, the Company had 405 employees, exclusive of existing worldwide agency relationships. None of the company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international location changes in staffing or work arrangements are contingent upon local work councils or other regulatory approval.
Available Information
The Company’s website is accessible at www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see “Investor Relations” section of the Company’s website), as soon as reasonably practicable subsequent to the Company electronically filing or otherwise providing reports to the SEC. Corporate governance materials, guidelines, charter and code of conduct are also available on the website. A copy of corporate governance materials is available upon written request to the Company.
All material filed with the SEC’s “Public Reference Room” at 100 F Street NE, Washington, DC 20549 is available to be read or copied. Information regarding the “Public Reference Room” can be obtained by contacting the SEC at 1-800-SEC-0330. Further, the SEC maintains the www.sec.gov website, which contains reports and other registrant information filed electronically with the SEC.
The 2012 Annual Chief Executive Officer Certification required by the NYSE was submitted on June 5 2012. The certification was not qualified in any respect. Additionally, the Company has filed with this Annual Report all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2013 Annual Meeting of Stockholders.
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
Risks Related to the Company’s Business
The Company had profitable operations during 2012 but may not be able to sustain profitable operations in 2013.
The Company’s net income attributable to common stockholders for the years ended December 31, 2012 and 2011 was $49.8 million and $26.5 million, respectively, while the Company experienced a net loss attributable to common stockholders of $50.0 million in 2010. There is no assurance that the Company’s 2013 Plan of Operations will be executed successfully or, that the Company will maintain profitability in 2013.
The Company’s business is dependent upon domestic and international oil and natural gas industry spending. Spending could be adversely affected by industry conditions or by new or increased governmental regulations beyond the Company’s control.
The Company is dependent upon customers’ willingness to make operating and capital expenditures for exploration, development and production of oil and natural gas in both the North American and global markets. Customers’ expectations of a decline in future oil and natural gas market prices could curtail spending thereby reducing demand for the Company’s products and services. Industry conditions in the U.S. are influenced by numerous factors over which the Company has no control, including the supply of and demand for oil and natural gas, domestic and international economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of oil and natural gas prices and the consequential effect on exploration and production activity could adversely impact the Company’s customers' activity levels. One indicator of drilling and production spending is fluctuation in rig count which the Company actively monitors to gauge market conditions and forecast product and service demand. A reduction in drilling activity could cause a decline in the demand for, or negatively affect the price of, some of the Company’s products and services. Domestic demand for oil and natural gas could also be uniquely affected by public attitude regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels, taxation of oil and gas, perception of “excess profits” of oil and gas companies, and anticipated changes in governmental regulation and policy.
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
The global credit and economic environment could impact worldwide demand for energy. Crude oil and natural gas prices continue to be volatile. A substantial or extended decline in oil or natural gas prices could impact customers’ spending for products and services. Demand for a significant number of the Company’s products and services is dependent upon the level of expenditures within the oil and gas industry for exploration, development and production of crude oil and natural gas reserves. Expenditures are sensitive to oil and natural gas prices, as well as the industry’s outlook regarding future oil and natural gas prices. Increased competition could also exert downward pressure on prices charged for Company products and services.. Limited price increases were available to the Company in 2012. Volatile economic conditions could weaken customer exploration and production expenditures, causing reduced demand for Company products and services and a significant adverse effect on the Company’s operating results. It is difficult to predict the pace of any industry growth, whether the economy will worsen, and to what extent this could affect the Company.
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
The Company’s revolving credit facility has variable interest rates that could increase.
At December 31, 2012, the Company had a $50 million revolving credit facility commitment that remains undrawn. Any borrowings would be at a variable rate of 4.75% at December 31, 2012. The current credit facility remains in effect until December 26, 2017. There can be no assurance that the revolving credit facility will not experience significant interest rate increases.
The Company’s implementation of a new enterprise resource planning (“ERP”) system may adversely affect the Company’s business and results of operations or the effectiveness of internal control over financial reporting.
During the second quarter of 2011, the Company began implementing a new generation of work processes and information systems. The majority of the core functionality of the Company's new ERP system was placed into operational service on July 1, 2012. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities, and also require transformation of business and financial processes in order to fully exploit the benefits of the ERP system. Subsequent to the "in-service date" of the ERP system, the Company may be required to continue to expend material amounts of resources in order to maintain the new ERP system and train existing personnel or hire experienced personnel, capable of using and maintaining the ERP system. If the ERP system does not operate as intended, it could adversely affect the financial reporting systems, the Company’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting, and the costs to remediate these deficiencies could be material.
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
If the Company fails to manage potential difficulties successfully, including increased costs associated with growth, the Company’s operating results could be adversely impacted.
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
The Company could incur substantial costs to ensure compliance with existing and future laws and regulations. Laws protecting the environment have generally become more stringent and are expected to continue to evolve and become more complex and restrictive into the future. Failure to comply with applicable laws and regulations could result in material expense associated with future environmental compliance and remediation expense. The Company’s costs of compliance could also increase if existing laws and regulations are amended or reinterpreted. Such amendments or reinterpretations of existing laws or regulations or the adoption of new laws or regulations could curtail exploratory or developmental drilling for and production of oil and natural gas which, in turn, could limit demand for the Company’s products and services. Some environmental laws and regulations could also impose joint and strict liability meaning that in certain situations the Company could be exposed to increased liabilities as a result of the Company’s conduct that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Remediation expense and other damages arising as a result of such laws and regulations could be substantial and have a material adverse effect on the Company’s financial condition and results of operations.
Material levels of the Company’s revenue are derived from customers engaged in hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to flow more easily through the rock pores to a production well. Bills pending in the U.S. House and Senate as well as proposals before state legislatures and federal and state regulatory authorities have asserted that chemicals used in the fracturing process adversely affect drinking water supplies. The proposed legislation could require the reporting and public disclosure of current proprietary fracturing chemical formulas. Legislation, if adopted, could establish additional levels of federal and/or state regulation that could result in operational delays and increased operating costs. Some states have adopted regulations which require operators to publicly disclose certain non-proprietary information. The adoption of any future federal or state laws or local requirements or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could increase the difficulty of oil and natural gas well production activity and could have an adverse effect on the Company’s 2013 forecast results of operations, liquidity and financial condition.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which requires the Securities and Exchange Commission to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or conflict minerals, for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The metals covered by these rules, which were adopted on August 22, 2012, include tin, tantalum, tungsten and gold. The Company and Company suppliers may use these materials in the production processes. These rules are currently being challenged in court. In order to be able to accurately report the Company's compliance with Section 1502, the Company will have to perform supply chain due diligence, third-party verification and possibly private sector audits on the sources of these metals all the way down to the mine of origin. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, the Company will likely incur significant cost related to the compliance process. While the impact of Section 1502 on the Company's business is uncertain at this time, difficulty could potentially occur in procuring needed materials from conflict-free sources and in satisfying the associated disclosure requirements.
If the Company is unable to adequately protect intellectual property rights or is found to infringe upon the intellectual property rights of others, the Company’s business is likely to be adversely affected.
The Company relies on a combination of patents, trademarks, non-disclosure agreements and other security measures to establish and protect the Company’s intellectual property rights. Although the Company believes that existing measures are reasonably adequate to protect intellectual property rights, there is no assurance that the measures taken will prevent misappropriation of proprietary information or dissuade others from independent development of similar products or services. Moreover, there is no assurance that the Company will be able to prevent competitors from copying, reverse engineering or otherwise obtaining and/or using the Company’s technology and proprietary rights for products. As of the date of this Annual Report, the Company has not sought foreign protection corresponding to existing intellectual property rights. Consequently, the Company may not be able to enforce intellectual property rights outside of the U.S. Furthermore, the laws of certain countries in which the Company’s products and services are manufactured or marketed may not protect the Company’s proprietary rights to the same extent as the laws of the U.S. Finally, parties may challenge, invalidate or circumvent the Company’s patents, trademarks, copyrights and trade secrets. In each case, the Company’s ability to compete could be significantly impaired.
A portion of the Company’s products are without patent protection. The issuance of a patent does not guarantee validity or enforceability, Company patents may not be valid or enforceable against third parties. The issuance of a patent does not guarantee that the Company has the right to use the patented invention. Third parties may have blocking patents that could be used to prevent the Company from marketing the Company’s own patented products and utilizing the patented technology.
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
The Company and the Company’s customers are subject to risks associated with doing business outside of the U.S., including political risk, foreign exchange risk and other uncertainties.
Revenue from the sale of products to customers outside the U.S. was approximately 12.7% of the Company’s 2012 annual revenue. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including:

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
The Company’s international operations must be compliant with the Foreign Corrupt Practices Act (the “FCPA”) and other applicable U.S. laws. The Company could become liable under these laws for actions taken by employees or agents. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the U.S. periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The U.S. government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries. Although most of the Company’s international revenue is derived from transactions denominated in U.S. dollars, the Company has conducted, and most likely will continue to conduct, some business in currencies other than the U.S. dollar. The Company currently does not hedge against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates.
The Company has no control over and can provide no assurances that future laws and regulations will not materially impact the Company’s ability to conduct international business.
The loss of key customers could have a material adverse impact on the Company’s results of operations and could result in a decline in the Company’s revenue.
The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. Revenue derived from key customers as a percentage of consolidated revenue for the years ended December 31, 2012, 2011 and 2010, totaled 35%, 28% and 18%, respectively. Chemicals’ customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have a material adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have a material adverse effect on the Company’s ability to service customer’s needs and could result in a loss of customers.
Materials used in servicing and manufacturing operations as well as those purchased for sale are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Chemical’s facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the Chemicals segment are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; phases of the general business cycle and global demand. The Drilling and Artificial Lift segments purchase critical raw materials on the open market and, where able, from multiple suppliers, both domestically and internationally.
The Company maintains a three to six month supply of critical mud-motor inventory parts that the Company sources from China. This inventory stock position approximates the lead time required to secure these parts in order to avoid disruption of service to the Company’s customers. The Company’s inability to secure reasonably priced critical inventory parts in a timely manner would adversely affect the Company’s ability to provide service to potential customers. The Company sources the vast majority of motor parts from a national supplier. As part of the 2013 business plan, the Company is actively managing and developing relationships with back-up parts and service suppliers. If unsuccessful in identifying and engaging back-up suppliers, the Company could be exposed to a disruption of key suppliers that could result in a loss of revenue and margins related to key customers. Additionally, if the customers were to seek or develop alternatives for the products or services the Company offers, the Company could suffer a decline in revenue and loss of key customers.
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
The Company depends on the continued service of the Chief and Executive Officer and President, the Chief Financial Officer, the Executive Vice President, Operations, and Executive Vice President, Business Development and Marketing, who possess significant expertise and knowledge of the Company’s business and industry. Further, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with most of these key members, however, at December 31, 2012 the Company did not carry key man life insurance on these executives. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.
Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock.
Effective internal controls are necessary for the Company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reports or effectively prevent fraud, the Company’s reputation and operating results could be harmed. If the Company is unable to maintain effective disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to provide reliable financial reports,which, in turn could affect the operating results or cause the Company to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively affect the trading price of the Company’s common stock, limit the ability to access capital markets in the future and require additional costs to improve internal control systems and procedures.
The Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012, and concluded that the Company’s disclosure controls and procedures were not effective. Management also evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and concluded they were ineffective. The Company’s independent registered public accounting firm audited the Company’s internal control over financial reporting as of December 31, 2012, and concluded the Company has not maintained effective internal control over financial reporting.
The Company has implemented remediation and internal control improvement initiatives to remediate the material weaknesses and to enhance the overall financial control environment. The Company's management continues to be actively committed to and engaged in the implementation and execution of remediation efforts. The executive management team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. There can, however, be no assurance that the Company's remediation efforts will be successful.
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
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the U.S. could adversely affect the U.S. and global economies and could prevent the Company from meeting financial and other obligations. The Company could experience loss of business, delays or defaults in payments from payors, or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas which, in turn, could also reduce the demand for the Company’s products and services. The Company has implemented certain security measures in response to the threat of terrorist activities. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect the Company’s results of operations, impair the ability to raise capital or otherwise adversely impact the Company’s ability to realize certain business strategies.
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
Trading volume for the Company’s common stock historically has been very volatile when compared to companies with larger market capitalizations. The Company cannot presume that an active trading market for the Company’s common stock will continue or be sustained. Sales of significant amounts of shares of the Company’s common stock in the public market could lower the market price of the Company’s stock.
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
The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders ownership interests. The Company is currently authorized to issue 80,000,000 shares of common stock, of which 53,123,978 were issued as of December 31, 2012. Additional shares are subject to future issuance through the exercise of options granted under various equity compensation plans or through the exercise of options still available for future equity grants. The potential issuance of additional shares of common stock, whether directly or pursuant to any conversion right associated with any convertible securities of the Company, or through exercise of outstanding warrants may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have a material adverse effect on the price of the Company’s common stock.
All outstanding warrants are exercisable as of December 31, 2012.
The Company may issue shares of preferred stock or debt securities with greater rights than the Company’s common stock.
Subject to the rules of the NYSE, the Company’s certificate of incorporation authorizes the board of directors to issue one or more additional series of preferred stock and to set the terms of the issuance without seeking approval from holders of common stock. Currently, there are 100,000 preferred shares authorized, with no shares outstanding at March 4, 2013. Any preferred stock that is issued may rank senior to common stock in terms of dividends, priority and liquidation premiums, and may have greater voting rights than holders of common stock.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
As of February 28, 2013, the Company operated 30 manufacturing and warehouse facilities in eight U.S. states. The Company owns 12 of these facilities with the remainder being leased with lease terms that expire from 2013 through 2031. In addition, our corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Chemicals	Owned	Marlow, Oklahoma
	Owned	Carthage, Texas
	Owned	Wheeler, Texas
	Leased	Raceland, Louisiana
	Leased	The Woodlands, Texas
Drilling	Owned	Chickasha, Oklahoma
	Owned	Oklahoma City, Oklahoma
	Owned	Houston, Texas
	Owned	Midland, Texas
	Owned	Robstown, Texas
	Owned	Vernal, Utah
	Owned	Evanston, Wyoming
	Leased	Bossier City, Louisiana
	Leased	New Iberia, Louisiana
	Leased	Shreveport, Louisiana
	Leased	Farmington, New Mexico
	Leased	Corpus Christi, Texas
	Leased	Pocola, Oklahoma
	Leased	Grand Prairie, Texas
	Leased	Houston, Texas
	Leased	Midland, Texas
	Leased	Odessa, Texas
	Leased	Pittsburg, Pennsylvania
	Leased	Wysox, Pennsylvania
	Leased	Woodward, Oklahoma
	Leased	Casper, Wyoming
Artificial Lift	Owned	Gillette, Wyoming
	Owned	Dickinson, North Dakota
	Leased	Farmington, New Mexico
	Leased	Gillette, Wyoming

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock began trading on the NYSE on December 27, 2007 under the stock ticker symbol “FTK.” As of the close of business on March 4, 2013, there were 47,330,653 shares of common stock outstanding held by approximately 12,850 holders of record. The Company's closing sale price of the common stock on the NYSE on March 4, 2013 was $13.67. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on common stock, and intends to continue to use earnings and other cash in the maintenance and expansion of the business. Further, the Company’s Credit Facility contains provisions that limit its ability to pay cash dividends on its common stock.
The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of common stock as reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal quarter ended:	2012		2011
	High	Low	High	Low
March 31,	$13.03	$10.28	$8.57	$5.12
June 30,	$14.20	$8.68	$9.58	$7.55
September 30,	$12.99	$9.01	$10.55	$4.40
December 31,	$13.15	$10.01	$10.41	$4.16
Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in the Company’s common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period 2007 through 2012. The performance graph assumes $100 invested on December 31, 2007 in each of the Company’s common stock, the Russell 2000 Index and the Philadelphia Oil Service Index, and that all dividends were reinvested.

The succeeding graph should not be deemed to be filed as part of this Annual Report, does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent the Company specifically incorporates the graph by reference.

	December 31,
	2007	2008	2009	2010	2011	2012
Flotek Industries, Inc.	$100	$7	$4	$15	$28	$34
Russell 2000 Index	$100	$66	$84	$107	$102	$119
Philadelphia Oil Service Index (OSX)	$100	$41	$66	$83	$75	$77

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual stock option compensation agreements:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,457,586	$5.65	1,486,927
Equity compensation plans not approved by security holders	—	—	—
Total	2,457,586	$5.65	1,486,927
Issuer Purchases of Equity Securities
In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2012, the Company has not repurchased any of its common stock and $25 million may yet be used to purchase shares.

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2012	—	$—	—	$25,000,000
November 1 to November 30, 2012	—	$—	—	$25,000,000
December 1 to December 31, 2012	—	$—	—	$25,000,000
Total	—	$—	—	$25,000,000

Item 6. Selected Financial Data.
The following table sets forth certain selected historical financial data and should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data,” which are included elsewhere within this Annual Report. The selected operating and financial position data as of and for each of the five years presented have been derived from audited consolidated Company financial statements, some of which appear elsewhere in this Annual Report. During the annual period 2008, the Company affected a business combination resultant in a material impact on the comparability of the information set forth below.
The Company has incurred significant non-recurring charges during the annual periods 2012 through 2008. During the annual periods 2012 and 2011, the Company incurred losses on the extinguishment of debt of $7.3 million and $3.2 million, respectively. During the annual period 2010, the Company recorded fixed asset and other intangible impairment charges totaling $9.3 million. Additionally, during the annual period 2010 the Company incurred losses on the extinguishment of debt of approximately $1.0 million and other financing charges of $0.8 million. During the annual periods 2009 and 2008, the Company recorded impairment charges for goodwill and other intangible assets of $18.5 million and $67.7 million, respectively.

	As of and for the Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Operating Data
Revenue	$312,828	$258,785	$146,982	$112,550	$226,063
Income (loss) from operations	58,621	48,888	(6,267)	(33,103)	(30,751)
Net income (loss)	49,791	31,408	(43,465)	(50,333)	(34,242)
Earnings (loss) per share – Basic	$1.03	$0.60	$(1.94)	$(2.68)	$(1.79)
Earnings (loss) per share – Diluted	$0.97	$0.56	$(1.94)	$(2.68)	$(1.79)
Financial Position Data
Total assets	$219,867	$232,012	$184,807	$178,901	$234,959
Convertible senior notes, long-term
debt and capital lease obligations,
less discount and current portion	22,455	100,613	126,682	119,190	120,281
Stockholders’ equity (deficit)	154,730	78,298	(3,453)	27,196	66,105

The table above reflects the results of the acquisition of Teledrift, Inc. in 2008 from the acquisition date.

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
Executive Summary
Flotek Industries, Inc. and its consolidated subsidiaries (“Flotek,” the “Company,” “we,” “us,” or the possessives of such terms) develop and supply oilfield products, services and equipment for use in the oil, gas and mining industries. The Company's strategic focus includes specialty chemicals and logistics, downhole drilling and production tools, and automated bulk material handling, loading and blending. The Company's products and services help customers to more efficiently drill wells, increase production in existing wells, and decrease well operating costs. The Company operates in both domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountain, Northeastern and Mid-Continental regions of the United States (“U.S.”) as well as Canada, Mexico, Central America, South America, Europe, Africa and Asia. Through operations and agency relationships the Company markets products and services in over 20 countries worldwide. Customers include major integrated and independent oil and natural gas companies, pressure-pumping service companies, contract drilling providers, national and state-owned oil companies and international supply chain management companies.
The Company's business is comprised of three reportable segments. While each segment's technical expertise is unique, all segments are committed to provide customers with quality, competitively priced products and services. A detailed description of each segment's business operations and services is as follows:

•
Specialty Chemicals (“Chemicals”) designs, develops, manufactures, packages and markets specialty chemicals used in oil and natural gas well cementing, stimulation, acidizing, drilling and production activities. The Chemicals segment also contains our Logistics division, which manages automated bulk material handling, loading facilities, and blending services for oilfield services companies.

•	Drilling Products (“Drilling”) manufactures, rents, inspects, and markets downhole drilling equipment required for use in energy, mining, water well and industrial drilling activities.

•
Artificial Lift assembles and markets artificial lift equipment, notably our Petrovalve® product line of rod pump components, electric submersible pumps, gas separators, valves, and services that support coal bed methane (“CBM”) drilling activities.

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
The Company’s ability to compete in the oilfield services market is dependent upon the ability to differentiate and provide superior products and services while maintaining a competitive cost structure. Domestic operations are reactive to fluctuations in natural gas and oil well drilling activity, well depth and drilling conditions, number of well completions and level of workover activity in North America. North American drilling activity is aligned with and responsive to the volatility of natural gas and crude oil commodity prices as well as market expectations of future prices.

Historical North American drilling activity and commodity prices are reflected in the table below:

	2012	2011	2010	2012 vs. 2011 % Change	2011 vs. 2010 % Change
Average North American Active Drilling Rigs
United States	1,919	1,879	1,549	2.1%	21.3%
Canada	364	418	349	(12.9)%	19.8%
Total	2,283	2,297	1,898	(0.6)%	21.0%
Average U.S. Active Drilling Rigs by Type
Vertical	552	574	502	(3.8)%	14.3%
Horizontal	1,151	1,074	825	7.2%	30.2%
Directional	216	231	222	(6.5)%	4.1%
Total	1,919	1,879	1,549	2.1%	21.3%
Oil vs. Natural Gas North American Drilling Rigs
Oil	1,621	1,263	795	28.3%	58.9%
Natural Gas	662	1,034	1,103	(36.0)%	(6.3)%
Total North America	2,283	2,297	1,898	(0.6)%	21.0%
Average Commodity Prices
West Texas Intermediate Crude Oil ($/bbl)	$94.13	$94.87	$79.40	(0.8)%	19.5%
Henry Hub Natural Gas ($/mmBtu)	$2.75	$3.94	$4.25	(30.2)%	(7.3)%
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Oil and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov). Rig counts are the annual average of the reported weekly rig count activity. Oil and gas prices are the annual average of the monthly average natural gas price.
 During the annual period 2012, North American drilling activity remained consistent with annual 2011 levels as reflected in the table above. Additionally, the 2012 period continued drilling patterns and commodity shifts similar of the annual 2011 period of increased average North American active drilling, further shifts in horizontal drilling and preferred growth in crude oil activity, predominantly from “tight” formations in onshore basins such as the Williston and Permian Basins in the U.S. and also the oil sands formations in Canada. Also, the increased usage of horizontal drilling and multi-stage hydraulic fracturing has increased the economic viability of tight oil production in North America, and the increased complexity of recovering oil and natural gas from these types of formations.
As spending by oil and natural gas exploration and production (“E&P”) companies is heavily influenced by expectations of future supply and forecast demand for oil and natural gas products, as well as forecast costs to find, develop and produce reserves, the continued shift in oil and natural gas exploration and production spending sustained record demand for the Company’s products and services in r 2012 and 2011, as compared to 2010. As the Company continuously strives to maintain a dynamic focus on customers demands for products and services, strategically the Company has aligned itself with oil drilling activity, but, remains vigilantly watchful for further shifts in market and customer demands.
As reflected above, during the annual 2012 period, crude oil prices remained high as a result of geopolitical tensions in the Middle East, uncertainty about the European economy, and questions about the length and sustainability of the economic recovery in the U.S., resulting in continued volatility and demand for oil commodity products. West Texas Intermediate spot prices spent most of the first and second quarters of 2012 above $100 per barrel, but fell to a 2012 low of less than $80 per barrel in early July. The remainder of 2012 saw crude oil prices partially recovered, but not exceeding $100 per barrel through the remainder of the year. The average North American oil-directed rig count increased by 358 rigs, or 28.3%, during 2012 compared to 2011, driven by increased horizontal drilling activity in tight formations, partially offset by declines in conventional vertical drilling. North American drilling rig count generally increased throughout the year in 2011, but generally decreased throughout 2012, with the fourth quarter of 2012 exhibiting the lowest drilling rig count for the year.
This continued shift from natural gas to oil and liquids-rich shale basins continues to support an increase in the Company's product and service demands as well as support the continued demand for the Company's patented CnF® chemistry and other technological reliance designed to promote efficiency within complex reservoirs. As this trend continued throughout 2012, horizontal oil-directed drilling activity was the fastest growing segment of the market. Given the current alignment of the Company's products and operations, this activity generally increases the demand for the Company's products and services. During the annual period 2012, these trends continued to provide for demand across certain of the Company’s products lines and services offerings. Increased economic activity, particularly within North American markets, combined with emerging Middle Eastern and Asian market predictions for continued economic growth, support a continued demand for oil products.

Natural gas prices continued their decline during the annual period 2012, with average spot prices for Henry Hub declining 30.2% during 2012, reaching a low of less than $2/mmBtu during the second quarter of the 2012 annual period. Excluding Alaska and Hawaii, the natural gas working inventories of the lower 48 states averaged 3.2 Tcf during 2012, compared to 2.7 Tcf during 2011, due to increased natural gas production from North American shale formations and warmer than average winter temperatures during 2012. The increase in working inventories and decline in natural gas prices was reflected in the decline in overall North American gas-directed drilling activity, with a decrease in the average number of working rigs of 372 rigs, or 36.0%, during 2012 compared to 2011.
Despite the continued shift from natural gas to liquids rich natural gas and oil drilling during 2012, spending on natural gas-directed projects is supported by (1) hedges on prior period production transacted when futures prices were higher, (2) the need to drill and produce natural gas wells to hold leases acquired in earlier periods, (3) the influx of equity from companies interested in penetration and development of shale resource plays, and (4) associated production of natural gas liquids in certain basins. E&P companies continue to strive to improve discovery and production techniques to the point that, despite current relatively depressed natural gas prices, drilling for natural gas continues to be economically viable for the Company's customers.
Notwithstanding the continued shift in drilling activity and ever present geopolitical uncertainties, the Company believes over the long-term, any major macroeconomic disruptions will ultimately correct themselves as the underlying trends of significant demand growth within developing countries, smaller and more complex reservoir activity, high depletion rates, and the need for continual reserve replacement support the Company’s on-going strategic expansion initiatives with patented CnF® chemistries along with initiatives to increase domestic and international market penetration.
Outlook for 2013
The Company anticipates current economic conditions will continue through 2013 under current market conditions and trends. The Company, however, remains cognizant that if further unfavorable economic conditions occur, the Company could be unfavorably impacted by additional drilling activity uncertainty. Going forward the Company believes sustained current activity will ensure margin sustainability, but anticipates that growing cost pressures could stall forecast margin improvements in 2013.
Despite the continued pressure on natural gas prices and continued volatility in crude oil prices, the Company believes the current outlook for our industry is cautiously favorable. The near-term outlook for oil and gas prices as published by the U.S. Energy Information Administration (“EIA”) anticipates that average crude oil prices will remain largely comparable to 2012 price levels and average 2013 prices for natural gas will improve due to closer to average winter temperatures in 2013 as well as the continued shift to higher levels of usage of natural gas for power generation in the U.S. Additionally, the EIA anticipates North American drilling activity will increase in 2013 relative to 2012, with the majority of the increase coming from tight, unconventional oil formations. The Company believes such market conditions would favorably impact the demand for the Company's products and services and provide an increased potential of the exploitation of these types of reservoirs.
As future recovery of oil and gas reserves continues to shift to more complex reservoirs, the Company believes products and services offered will continue to be in demand. In addition, the Company believes growing recognition and demand for lower environmental impact and products which increase oil and gas recovery efficiencies will make the Company's environmentally friendly “green” stimulation fluid additives and EOR products more attractive to existing and new customers. Accordingly, the Company remains committed to a robust Research and Development (“R&D”) program in order to remain responsive to the needs of our customers. During 2012 the Company spent $3.2 million on R&D activities, up from $2.3 million in 2011, and anticipates 2013 expenditures will be similar to 2012.
Capital expenditures for 2012 totaled $20.7 million, up from $10.0 million in 2011. Increased capital expenditures during 2012 consisted primarily of rental tools, equipment, facilities to meet customer demand and our new Enterprise Resource Planning (“ERP”) system. The Company expects capital expenditures, excluding possible acquisitions, to remain consistent compared to 2012 levels with increased expenditures within the Chemicals and Drilling segments. Capital expenditures in the specialty Chemicals business totaled $3.6 million in 2012 compared to $2.2 million in 2011, or 1.9% and 1.6%, respectively as a percentage of revenue. Capital expenditures in the Drilling business totaled $11.9 million in 2012 compared to $6.0 million in 2011, or 10.2% and 6.9%, respectively as a percentage of revenue. The company expects the annual 2013 Chemicals and Drilling capital expenditures to be $7.6 million and $9.5 million, respectively, but could fluctuate in response to changes in market demand, realized results of operations, and strategic initiatives taken by the Company should certain expansion opportunities arise. Given the completion of the implementation of the ERP system in 2012 as well as the new Corporate office build out, Corporate capital expenditures are expected to decrease in 2013 as compared to levels in 2012.

Results of Operations (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenue	$312,828	$258,785	$146,982
Cost of revenue	181,209	152,965	94,012
Gross margin	131,619	105,820	52,970
Selling, general and administrative costs	66,415	50,612	41,861
Depreciation and amortization	4,410	3,983	4,543
Research and development costs	3,182	2,337	1,441
Impairment of long-lived assets	—	—	8,898
(Gain) loss on disposal of long-lived assets	(1,009)	—	2,104
Impairment of goodwill or other intangible assets	—	—	390
Income (loss) from operations	58,621	48,888	(6,267)
Change in fair value of warrant liability	2,649	9,571	(21,464)
Interest and other expense, net	(15,812)	(19,189)	(21,279)
Income (loss) before income taxes	45,458	39,270	(49,010)
Income tax (expense) benefit	4,333	(7,862)	5,545
Net income (loss)	$49,791	$31,408	$(43,465)

Results for 2012 compared to 2011—Consolidated

Revenue for the year ended December 31, 2012 totaled $312.8 million, an increase of $54.0 million, or 20.9%, compared to $258.8 million for the year ended December 31, 2011. The increase in revenue for 2012 was driven primarily by increased sales to new and existing customers of patented CnF® technologies increased sales volumes of stimulation additives, and increased market share of centralizer products and float equipment. A key driver in the increase of sales has been an increase in customer demand resulting for the Company's oil tools resulting from the continued shift away from gas-directed drilling in North America to oil-directed drilling. In reaction to the continued shift in drilling activity and oil prices, customer product demands increased for Company products adapted for the current oil-directed drilling activity and environments. Additionally, increased product demand and resulting increased sales can be attributed within the Chemicals segment due to the Company's adaptation of CnF® products which serve as effective oil mobility enhancement contributors and within the Drilling segment to the Company's Teledrift®, Pro Series®, and Prodrift® tools utilized in oil and liquids based drilling activity. As a result the Company has benefited from the addition of several new strategic customers, expansion of our product offerings with existing customers, increased capacity by shifts in customer demand to higher margin products. Partially offsetting the increased sales for the annual 2012 period are decreased sales of $3.4 million within the Company's Artificial Lift segment due to the decline in installs and workovers as a result of decreased customer activity impacted by the decline in natural gas prices during 2012 and the corresponding decline in natural gas-directed drilling activity.
Consolidated gross margin as a percentage of sales increased 1.2% to 42.1% for the year ended December 31, 2012 compared to 40.9% for the year ended December 31, 2011. The increase in gross margin is primarily due to a shift to a more favorable product mix during 2012 along with reductions in materials and operating costs. As a result of the continued shift in drilling activity and type the Company's customers have shifted to higher margin products offered by the Company. Additionally, the Company has recognized cost savings as a result of negotiated raw material price concessions with existing vendors in addition to exploration of raw material sourcing alternatives, as well as efficiencies gained from new plant and equipment additions and improved manufacturing processes. Increasing industry recognition of proven production efficiencies and environmental benefits derived from use of Flotek’s new and existing products also increased demand in both the Chemicals and Drilling segments.
Operating income for the annual 2012 period was $58.6 million, an increase of $9.7 million, or 18.7%, compared to $48.9 million, or 18.9% for the annual period 2011. The increase in operating income is primarily due to increased margins and sales volume and product activity as noted above. Tempering the increase in operating income, as exemplified by a percentage of revenue decrease of 0.2%, is the Company's implementation of the a new ERP system and the addition of the Company's new corporate offices. The Company expects the benefits from the increased operational and management reporting efficiencies will more than offset the costs of the new ERP system and likewise expects the benefits from its new location and facilities to provide the much needed support of the increased growth and operations by the Company's operating business segments.

Selling, general and administrative costs (“SG&A”) are not directly attributable to products sold or services rendered. SG&A as a percentage of revenue for the year ended December 31, 2012 increased by 1.6% to 21.2% from 19.6% compared to the same period in 2011. SG&A costs totaled $66.4 million for the year ended December 31, 2012, an increase of $15.8 million, or 31.2%, compared to $50.6 million in 2011. The comparative period over period increase was due primarily to increased salaries and wages, cash and equity incentive compensation and professional fees of $4.7 million, $7.3 million and $1.8 million, respectively. Salary and wage expense increased as a result of a 6.9% increase in headcount and medical and insurance costs due to additional employees and higher claims in 2012. Cash and equity incentive compensation increased in 2012 ($2.9 million and $4.4 million, respectively) due to improved period over period performance. The increase in professional fees is primarily due to the use of third party consultants during the implementation of the new ERP system in 2012.
Depreciation and amortization expense not captured in gross margin totaled $4.4 million for the year ended December 31, 2012, an increase of $0.4 million, or 10.7%, from 2011 is primarily due to an increase in leased vehicles within Drilling of approximately 25 vehicles and an increase of shop and maintenance equipment within Chemical.

R&D expenses totaled $3.2 million for the year ended December 31, 2012, an increase of $0.8 million, or 36.2%, from expenses of $2.3 million for the year ended December 31, 2011. An increase in Drilling of $0.2 million and $0.6 million in Chemical is attributable to increased research activity related to new product development. R&D is charged to expense as incurred.

During the year ended December 31, 2012, non-cash net gains of $2.6 million were recognized related to changes in the fair value of the Company's warrant liability, compared to a $9.6 million net gain during 2011. The change was driven by the change in the fair value of the exercisable and contingent warrants outstanding resulting primarily from a decrease in the Company's common share price to $9.53 at June 14, 2012 from $9.96 at December 31, 2011.
Interest and other net expenses for the year ended December 31, 2012 totaled $15.8 million, a decrease of $3.4 million, or 17.6%, from $19.2 million for the year ended December 31, 2011. The decrease is attributable to a reduction of $4.1 million in interest expense, in the amortization of issuance costs and debt discounts ($2.2 million and $1.6 million, respectively) period over period associated with the early repayment of the Company's term loan in June 2011 and the convertible notes in January 2012 with an increase of $4.0 million attributable to the loss on extinguishment of debt.

Income tax benefit for the year ended December 31, 2012 was $4.3 million, an increase of $12.2 million, or 155.1%, from income tax expense of $7.9 million for the year ended December 31, 2011. The Company's effective tax rate for the year ended December 31, 2012 was (9.5)%, compared to 20.0% for the year ended December 31, 2011. The change in the Company's effective tax rate is primarily due to the tax effect of a $2.6 million increase of non-cash fluctuations in the fair value of the Company's warrant liability, a $3.9 million permanent deduction for the Domestic Production Activities Deduction and a $18.6 million decrease in valuation allowance against the deferred tax asset of one of the filing jurisdictions.

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

R&D expenses totaled $2.3 million during 2011, an increase of $0.9 million, or 64.3%, compared to $1.4 million in 2010. The increase in R&D expense is attributable to increased research activity related to new product development.
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

Results by Segment

	Year ended December 31,
Chemicals (dollars in thousands)	2012	2011	2010
Revenue	$183,986	$140,836	$66,121
Gross margin	$81,438	$56,115	$29,249
Gross margin %	44.3%	39.8%	44.2%
Income from operations	$65,440	$43,549	$19,833
Income from operations %	35.6%	30.9%	30.0%

 Results for 2012 compared to 2011—Chemicals
Revenue for the Chemicals segment was $184.0 million for the year ended December 31, 2012, an increase of $43.2 million, or 30.6%, from revenue of $140.8 million for the year ended December 31, 2011. The primary increase in revenue was driven by a $27.5 million, or 63.7% increased sales of patented CnF® products to existing and new customers and approximately a $15.7 million, 36.3% increase in revenues attributable to increased sales volumes of stimulation liquids. Given the continued shift away from gas-directed drilling in North America to oil-directed drilling, the Company's adaptation of CnF® products to serve as effective oil mobility enhancers resulted in increased sales. Oil molecules are larger and more difficult to mobilize through low permeability formation than gas molecules and thus oil reservoirs benefit even more from the use of additives such as Flotek's CnF® products. In general, revenue growth was the result of the Company’s development, strategic adaptation and customization of proprietary natural gas effective CnF® additives to oil effective CnF® additives for new and existing customers, increased market demand and incremental domestic and international market penetration. Increasing industry recognition of proven production efficiencies and environmental benefits derived from use of Flotek’s new and existing products increased demand for CnF® products in both domestic and international markets.
The Company experienced significant expansion in the Rocky Mountain regions, primarily the Niobrara formation. During 2012 the Company continued to experience increased success of CnF® products with the addition major new customers in oily shale basins where the Company's CnF® products are employed. Also contributing to the support of sales expansion is the Company's partnerships with major service companies and the continuous support of operational efforts to educate the end users of CnF® products as to the benefits of the CnF® products. Additionally, the Company has seen growth and expansion in both North Dakota, South Texas, and the Permian Basin region, primarily in the Bakken, Wolfcamp, and Eagle Ford formations, respectively.
Gross margin for the year ended December 31, 2012 was $81.4 million, or 44.3% of revenue, compared to $56.1 million, or 39.8% of revenue for the year ended December 31, 2011. The increase in gross margin and gross margin percentage was due primarily to a shift to a more favorable product mix during 2012 along with reductions in materials costs due to negotiated raw material price concessions with existing vendors, as well as efficiencies gained from new plant and equipment additions and improved manufacturing processes. Cost containment also remained a focus for the Company in 2012, with direct operating costs as a percentage of revenue declining 2.7% due to the continued oversight and management control of operational costs. As revenues increased 30.6%, cost of goods sold increased by only 22.1% with direct product costs, in particular increasing by only 2.8%, when compared to the same annual period in 2011. Additionally, cost containment was facilitated by operating efficiencies realized from the expansion of Chemicals’ manufacturing facility and on-going best practice process improvement initiatives aimed at reducing labor and overhead costs.
Operating income for the year ended December 31, 2012 totaled $65.4 million, or 35.6% of revenue, an increase of $21.9 million, or 50.3%, compared to operating income of $43.5 million, or 30.9% of revenue, for the year ended December 31, 2011. As a result of cost management efforts, indirect expense as a percentage of revenue decreased by 0.1% when compared to the same annual period of 2011 partially offset by a $0.6 million increase in R&D activity in connection with increased activity. The remainder of favorable variance was due to aforementioned improvement in period over period gross margin.
 Results for 2011 compared to 2010—Chemicals
Chemicals’ 2011 revenue totaled $140.8 million, an increase of $74.7 million, or 113.0%, compared to $66.1 million in 2010 due to increased oil-directed and liquid-rich natural gas drilling activity driven by increased global crude oil prices and stabilized liquid-rich natural gas prices. Increased product sales volumes contributed to the period over period increase in revenue. Increased sales volumes of stimulation liquids contributed to $70.4 million of the 2011 increase. Strategic adaptation of proprietary natural gas effective CnF® micro-emulsifiers to oil effective CnF® micro-emulsifiers in conjunction with new and increased existing customer demand, domestic and international market penetration and industry growth, particularly within the Bakken and Niobrara shale plays, contributed to the period over period increase in revenue. Increased cross-marketing sales efforts resulted in increased industry recognition of proven production efficiencies and environmental benefits derived from use of both new and existing products and increased demand for microemulsion product in both domestic and international markets. Strategic sales marketing efforts during 2011 further enhanced customer awareness and demand of a broader range of products and services available within the Company’s overall portfolio. Additionally, a $4.3 million contribution to incremental year over year revenue resulted from existing project completions and newly contracted construction project activity.

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

	Year ended December 31,
Drilling Products (dollars in thousands)	2012	2011	2010
Revenue	$116,736	$102,470	$65,782
Gross margin	$45,709	$43,607	$18,991
Gross margin %	39.2%	42.6%	28.9%
Income (loss) from operations	$22,282	$23,035	$(9,738)
Income (loss) from operations %	19.1%	22.5%	(14.8)%

Results for 2012 compared to 2011—Drilling
Drilling revenue for the year ended December 31, 2012 totaled $116.7 million, an increase of $14.3 million, or 13.9%, compared to $102.5 million for the year ended December 31, 2011. The increase in revenue is attributable to increased domestic and international market share from existing and new customers, favorable shifts in customer demand to higher-margin products, and increased customer demand as a result of sustained oil focused drilling activity.

•
Product Revenue: 2012 product revenue increased $6.4 million as compared to same annual period of 2011. Increased market share of centralizer products and float equipment; especially in the South Texas and Mid Continent regions; lead to an increase of $3.7 million. In addition, product revenue increased $2.7 million in revenue, period over period, from the sales of raised drill pipe and drill steel equipment; especially to the international mining industry. The continued increase of gold and platinum metal prices in 2012 of approximately $140/oz. and $180/oz, respectively have driven an increased in the demand for Flotek mining products.

•
Rental Revenue: 2012 revenue from rentals increased by $4.3 million in 2012 as compared to the same annual period of 2011. Demand for Teledrift® and Pro Series® MWD tools accounted for $3.9 million of the increase domestically in the Permian Basin and the Granite Wash/Mississipian Lime regions as well as internationally in Argentina. A product demand shift from Teledrift® tools to the higher revenue Prodrift® tools has continued to occur in 2012 with tool rentals up 5% in total this year compared to the same annual period of 2011. Motor, jar, and shock rentals also increased by $0.4 million in the South Texas and Mid Continent regions where product demand and market share have also contributed to the increase in rental revenue.

•
Service Revenue: 2012 service revenue increased by $3.6 million and was directly related to increased activity in the segment for drilling, increased prices of services and installations, and increased inspection services.

Gross margins for Drilling totaled $45.7 million, or 39.2% of revenue, for the year ended December 31, 2012. This represented an increase of $2.1 million, or 4.8%, over 2011 gross margins of $43.6 million, or 42.6% of revenue. The increase in gross margin was driven by increased product, rental and service pricing in 2012 and more favorable margins on the product mix in centralizer and drill pipe sales, but tempered by increased repair and equipment costs for motor rentals.
Operating income for the year ended December 31, 2012 was $22.3 million, or 19.1% of revenue, a decrease of $0.8 million, or 3.3% from operating income of $23.0 million, or 22.5% of revenue, for the year ended December 31, 2011. Operating income and operating income margins declined during 2012 due to rising employee-related expenses during 2012 related to increased activity, partially offset by gains recognized on the disposal of operating assets.
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

	Year ended December 31,
Artificial Lift (dollars in thousands)	2012	2011	2010
Revenue	$12,106	$15,479	$15,079
Gross margin	$4,472	$6,098	$4,730
Gross margin %	36.9%	39.4%	31.4%
Income from operations	$3,395	$4,296	$3,070
Income from operations %	28.0%	27.8%	20.4%

Results for 2012 compared to 2011—Artificial Lift
Artificial Lift revenue is primarily derived from coal bed methane (“CBM”) drilling activity, and is highly correlated to the price of natural gas. Artificial Lift revenue for the year ended December 31, 2012 was $12.1 million, a decrease of $3.4 million, or 21.8%, from the year ended December 31, 2011. The largest decline can be attributed to a 85% decrease year over year in new gas well installs and a 50% decrease year over year for workovers for pump products. There was also a 20% decrease in international valve sales. Customer activity and demand decreased as a result of the decline in natural gas prices during 2012 and the corresponding decline in natural gas-directed drilling activity. The annual monthly average natural gas prices decreased by $1.19/mmBtu or 30.2% to $2.75/mmBtu compared to $3.94/mmBtu in the comparable period of 2011. Total North America annual average monthly natural gas drilling rig count decreased by 372 rigs or 36.0%, totaling 662 rigs as compared to 1,034 rigs for the same period in 2011.
Gross margin for the year ended December 31, 2012 was $4.5 million, a decrease of $1.6 million, or 26.7%, from the year ended December 31, 2011. Gross margin as a percentage of revenue was 36.9% for the year ended December 31, 2012, down from 39.4% for the year ended December 31, 2011. The decline in gross margin and gross margin percentage was attributable to lower sales of pumps and pump products and downward pricing pressure for products used in gas-directed drilling activities.
Operating income was $3.4 million for the year ended December 31, 2012, a decrease of $0.9 million, or 21.0%, from 2011. Operating income as a percentage of revenue was 28.0% for the year ended December 31, 2012 compared to 27.8% for the year ended December 31, 2011. The decline in operating income is primarily attributable to the decline in revenue and gross margin discussed above, partially offset by gains recognized in connection with the disposal of operational assets. The slight improvement in operating income margins during 2012 compared to 2011 is due to indirect cost controls put into place in response to the decline in revenue.
Results for 2011 compared to 2010—Artificial Lift
Artificial Lift revenue increased $0.4 million to $15.5 million in 2011 from $15.1 million in 2010 primarily due to $3.1 million of incremental year over year international revenue tempered with softened unit installation activity due to lower than expected 2011 natural gas prices, as compared to 2010.
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
Income from operations improved $1.2 million or 39.9% to $4.3 million in 2011 from $3.1 million in 2010 due to international product sales activity coupled with tempered sales and unit installation activity due to depressed natural gas prices and increased replacement inventory costs.

Capital Resources and Liquidity
Overview
Ongoing capital requirements result from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During 2012, the Company funded capital requirements primarily with operating cash flows, and in part by, the issuance and refinancing of debt proceeds and conversion of shares of exercisable and contingent warrants.
The Company's primary source of debt financing is its credit facility with PNC Bank. This credit facility contains provisions for revolving debt of up to $50 million, based on receivables borrowing base, and term loan of $25 million. As of December 31, 2012, and as of February 28, 2013, the Company had no outstanding borrowings under the revolving debt portion of the credit facility. As of December 31, 2012 the Company had $25 million of outstanding term borrowings under its credit facility, which borrowings were used to refinance the Company's convertible notes. At December 31, 2012, the Company remained compliant with debt covenant under its credit facility. Significant terms of the Company’s credit facility are discussed under “Item 8. Financial Statements and Supplementary Data” within Note 9 of the Notes to the Company’s Consolidated Financial Statements.
At December 31, 2012, the Company remained compliant with the continued listing standards of the NYSE.
Cash and cash equivalents totaled approximately $2.7 million at December 31, 2012. During 2012, the Company generated $49.5 million of cash inflows from operations (net of $10.0 million expended in working capital), received gross proceeds of $25.0 million from the issuance of new debt, received proceeds of $0.4 million from the exercise of Exercisable and Contingent Warrants, and received $5.5 million in proceeds related to lost-in-hole and asset sales activity. Partially offsetting cash inflows , the Company paid down $101.3 million of principal on Convertible debt, $2.0 million of common stock repurchases associated with vesting of equity grants and corresponding tax payments settled in equity and $1.1 million in capital lease payments. The Company also used $20.7 million in cash for capital expenditures.
During February 2013 the Company repaid $5.2 million to settle in full all outstanding obligations of the 5.25% convertible senior unsecured notes. Additional details of the repayment are discussed under “Item 8. Financial Statements and Supplementary Data, Note 18—Subsequent Events."
Plan of Operations for 2013
The sustained oil prices, liquid-rich natural gas prices, continued shift in oil and horizontal rig drilling activity and increased domestic and international market penetration initiatives during 2012 directly impacted the demand for Flotek’s products and services. Albeit, the 2012 annual average North American drilling rig count decreased by14 rigs, or 0.6%, to 2,283 rigs from the 2011 annual average North American drilling rig count of 2,297, drilling activity combined with market share growth primarily contributed to the period over period revenue growth of 20.9% and an increased gross margin percentage of 1.2% compared to 2011.
The Company’s 2013 Plan of Operations anticipates sustained industry economic conditions and includes the following initiatives:
•    The capital expenditure budget for 2013 totals approximately $19.3 million, a decrease of $1.4 million, or 6.7% decrease, from the $20.7 million in 2012.
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

•    Emphasize technological advancement and differentiation across all business segments. Maintain current and ongoing R&D activities supporting Chemicals’ CnF® technology and chemical additive solutions and Drilling’s product design differentiation to remain responsive and proactive to specifically identified opportunities and customer product and service within expanding geographic markets.
•    Continue to simplify existing tax structure, while taking advantage of existing NOLs and automating intercompany and consolidation processes.
Cash Flows
Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$49,515	$32,423	$12,099
Net cash used in investing activities	(15,200)	(4,942)	(600)
Net cash (used in) provided by financing activities	(78,301)	(521)	1,900
Effect of changes in exchange rates on cash and cash equivalents	4	(141)	(21)
Net (decrease) increase in cash and cash equivalents	$(43,982)	$26,819	$13,378

Operating Activities
During 2012, 2011 and 2010, cash from operating activities totaled $49.5 million, $32.4 million and $12.1 million, respectively. Consolidated net earnings for 2012 totaled $49.8 million, compared to consolidated net income of $31.4 million for 2011 and a consolidated net loss of $43.5 million for 2010.
Noncash items recognized in 2012 totaled $9.7 million, consisting primarily of depreciation and amortization expense ($11.6 million), amortization of deferred financing costs and accretion of debt discount ($4.7 million), share-based compensation expense ($13.4 million) and non-cash losses on the early extinguishment of debt ($4.8 million), partially offset by deferred income taxes ($18.7 million) net gains on asset disposals ($4.8 million) and changes in the fair value of the warrant liability ($2.6 million).
Noncash items recognized in 2011 totaled $17.5 million, which consisted of asset depreciation and amortization ($10.1 million), amortization of deferred financing costs and accretion of debt discount ($8.4 million), stock compensation expense ($7.4 million), loss on the extinguishment of debt ($3.2 million) and deferred income tax provision ($1.2 million) offset by a reduction in the fair market value of the warrant liability ($9.6 million), net gain on the sale of assets of ($3.4 million) and an increase in the tax benefit related to share-based awards ($0.6 million).
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
During 2012 changes in working capital used $10.0 million in cash. Changes in working capital during 2012 reflected our increased activity levels, with the use being driven primarily by increased inventories ($8.7 million), increased other current assets ($2.1 million) accrued expenses ($1.9 million) and accrued interest ($2.0 million), partially offset by decreased accounts receivable ($1.8 million) and increased accounts payable ($2.5 million), and a decrease in income taxes payable ($0.4 million).
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

Investing Activities
During 2012, 2011 and 2010, capital expenditures were $20.7 million, $10.0 million and $6.1 million, respectively. Capital expenditures for 2012 increased over 2011 due to increased investment in equipment and facilities in order to meet increased customer demand, and investment in anew ERP system. Capital expenditures for 2011 increased from 2010 due to the investment in capital infrastructure required to meet increased customer products and service demands, as well as increased drilling and market activity. Cash flows used in investing activities during 2012, 2011 and 2010 were primarily offset with proceeds from the sale of assets of $5.5 million, $5.3 million, and $5.5 million, respectively.
Financing Activities
During 2012 and 2011, financing activities used net cash of $78.3 million and $0.5 million, respectively. During 2010, financing activities provided net cash of $1.9 million.
The primary uses of cash for financing activities during 2012 were the payments on capital lease obligations and the retirement of convertible notes ($102.4 million) and purchases of treasury stock for tax withholding purposes ($2.0 million). Cash outflows for financing activities were partially offset by proceeds from the issuance of our 2012 Term Loan ($25.0 million).
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
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, the Company was not involved in any unconsolidated SPEs.
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

Material contractual obligations consist of repayment of amounts borrowed through the 2008 Notes, Senior Credit Facility debt, capital and operating lease obligations. Contractual obligations at December 31, 2012 are as follows (in thousands):

	Payments Due by Period
	Total	1 year	2 - 3 years	4 -5 years	More than 5 years
Term loan (2012 Term Loan)	25,000	3,274	7,143	14,583	—
Interest expense on term loan (1)	3,505	942	1,577	986	—
Unsecured senior convertible notes	5,188	5,188	—	—	—
Interest expense on convertible notes (2)	27	27	—	—	—
Capital lease obligations	1,784	1,055	729	—	—
Operating lease obligations	9,938	1,596	2,328	1,867	4,147
Total	$45,442	$12,082	$11,777	$17,436	$4,147

(1)	For the purpose of this calculation amounts assume interest rates on variable rate obligations remain unchanged from December 31, 2012.

(2)	Interest at 5.25%, payable semi-annually on February 15 and August 15, with principal repayment on February 15, 2013, the date of the holder’s first put option.

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
During 2011, the Company strengthened its process of assessment of customer credit worthiness. The Company continued to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2012, the allowance was 1.7% of accounts receivable, compared to an allowance of 1.3% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.
Inventory Reserves
Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market, using the weighted-average cost method. Finished goods inventories include raw materials, direct labor and production overhead. The Company’s inventory reserve represents the excess of the inventory carrying value over the amount expected to be realized from the ultimate sale or other disposal of the inventory.
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
During 2012, the Company enhanced the usage of its item age composition report to specifically identify slow moving and potentially obsolete items. The enhanced methodology follows the basic premises previously used and applies the analysis to specific inventory items. At December 31, 2012, the reserve for excess and obsolete inventory was $2.8 million or 5.7% of inventory. A year earlier the reserve was $2.7 million or 6.6% of inventory. Additionally, the provision for excess and obsolete inventory has decreased to $0.2 million and was $1.0 million for the annual periods 2012 and 2011. Inventory turns, however, have decreased to 4.4 times in 2012 compared to 2011 inventory turns of 4.7 times.
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At December 31, 2012, only two reporting units, Chemicals and Logistics and Teledrift, have a goodwill balance.
During annual goodwill impairment testing in 2012 and 2011, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. Based on its qualitative assessment, the Company concluded that there was no indication of the need for an impairment of goodwill as of the fourth quarter of 2012 or 2011, and therefore no further testing was required.

Impairment testing in 2010 consisted of a two-step process. The first step is to compare the estimated fair value of each reporting unit which has goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test is performed to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied value, an impairment loss is recognized in an amount equal to that excess.
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
Long-Lived Assets Other than Goodwill
Long-lived assets other than goodwill consist of property and equipment and intangible assets that have determinable lives. The Company makes judgments and estimates regarding the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods to be applied, estimated useful lives and possible impairments. The Company has no intangible assets with indefinite lives. Property and equipment and intangible assets with determinable lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.
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
No impairment was recorded for property and equipment and intangible assets with determinable lives during 2012 and 2011. In 2010, the Company recognized an impairment loss of $0.4 million of other intangible assets, as well as impairment loss of $8.9 million related to certain rental fixed assets within the Drilling segment due to shifts in industry demand.
Warrant Liability
The warrant liability does not have a readily determinable fair value. Each reporting period, the Company uses the Black-Scholes option-pricing model to estimate the fair value of its warrant liability. Changes in the fair value of the warrant liability are recognized in the statement of operations. On June 14, 2012, provisions in the Company’s outstanding warrants were amended to eliminate anti-dilution price adjustment provisions as well as cash settlement provisions of a change of control event. Upon amendment the warrants met the requirements for classification as equity. All fluctuations in the fair value of the warrant liability prior to June 2012 were recognized as non-cash income or expense items within the Statement of Operations. Historical non-cash fair value accounting methodology for the warrant liability is no longer required due to the contractual amendment.
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
Income Taxes
The Company’s tax provision is subject to judgments and estimates necessitated by the complexity of existing regulatory tax statutes and the effect of these upon the Company due to operations in multiple tax jurisdictions. Income tax expense is based on taxable income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. The Company’s income tax expense will fluctuate from year to year as the amount of pretax income fluctuates. Changes in tax laws, and the Company’s profitability within and across the jurisdictions may impact the Company’s tax liability. While the annual tax provision is based on the best information available to the Company at the time of preparation, several years may elapse before the ultimate tax liabilities are determined.
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

A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more-likely-than-not such assets will not be realized. The Company evaluates, at least annually, net operating loss carry forwards and other net deferred tax assets and considers all available evidence, both positive and negative, to determine whether, a valuation allowance is necessary relative to net operating loss carry forwards and other net deferred tax assets. In making this determination, the Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. The Company considers the recent cumulative income or loss position of its filings groups as objectively verifiable evidence for the projection of future income, which consists primarily of determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determines whether a valuation allowance is necessary.
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2012, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure. The Company's policy is to record interest and penalties related to income tax matters as income tax expense.
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
Interest Rate Risk
The Company is exposed to the impact of interest rate changes on any outstanding indebtedness under the revolving credit facility agreement which has a variable interest rate. The revolving credit facility interest rate on advances varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 1.0% to 1.5% or (b) between the London Interbank Lending Rate (LIBOR) plus 2.0% to 2.5%. PNC Bank's base lending rate was 3.25% at December 31, 2012 and would have permitted borrowing at rates ranging between 4.25% and 4.75%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2012, no amounts had been borrowed under the revolving credit facility, nor had any letters of credit been issued under the sublimit.
The Company borrowed $25 million under the term loan on December 28, 2012. Monthly principal payments of $0.3 million are required beginning in February 2013. The unpaid balance of the term loan is due on December 26, 2017. The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Lending Rate (LIBOR) plus 2.5% to 3.0%. At December 31, 2012, the interest rate on the term loan was 4.75%.
Warrant Liability
The Company is required to account for investor warrants as derivative liabilities at the end of each reporting period. On June 14, 2012, provisions in the Company’s outstanding warrants were amended to eliminate anti-dilution price adjustment provisions as well as cash settlement provisions of a change of control event. Upon amendment the warrants met the requirements for classification as equity. At the date of the amendments, the Company revalued the warrant’s liability and realized an income impact based upon the market value of the Company’s common stock price on the effective date of the amendment and the change in the fair value on the date of the amendment relative to last the valuation calculated. The revalued warrant liability, as of the date of the amendment, totaling $14.0 million was reclassified out of the Level 3 hierarchy to additional paid-in-capital. All fluctuations in the fair value of the warrant liability prior to June 2012 were recognized as non-cash income or expense items within the Statement of Operations. Historical non-cash fair value accounting methodology for the warrant liability is no longer required due to the contractual amendment.
Warrant liability is presented as a long-term liability on the balance sheet and totaled $16.6 million and $26.2 million as of December 31, 2011 and 2010, respectively. No warrant liability existed as of December 31, 2012, as noted above. The periodic change in the value of the warrant liability is recorded as either non-cash income (when the value of the warrants decreases) or as non-cash expense (when the value of the warrants increases). Although the value of the warrants were affected by interest rates, the remaining contractual conversion period and stock volatility, the primary cause of the change in the warrants’ value was the price of the Company’s common stock. With an increase in common share price, the value of the derivatives would generally increase, conversely, a decrease in the common share price would generally result in a decrease in the value of the derivatives, holding all other factors constant. The Company’s stock has historically been volatile; as a result, periodic non-cash gain or loss from change in fair value of derivative liabilities had been material.
The change in fair-value of derivatives is disclosed in the Consolidated Statements of Operations within the Other Income (expenses) and is discussed above and in Part II, Item 8—“Financial Statements and Supplementary Data,” Note 10—Fair Value Measurements and Note 13—Convertible Preferred Stock and Stock Warrants in the Notes to Consolidated Financial Statements. The non-cash gain from the change in the fair value of warrants was $2.6 million or 5.3% and $9.6 million or 36.1% of net income for the years ended December 31, 2012 and 2011, respectively. A non-cash loss from the change in fair value of warrants totaled $21.5 million or 42.9% of net loss for the year ended December 31, 2010.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited Flotek Industries, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. There were deficiencies regarding (a) segregation of duties relating to the new ERP system and development of system reports required to carry out the financial close process efficiently and effectively and (b) preparation of account reconciliations and analysis of variances from historical and expected results in connection with the monthly close process. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated March 13, 2013 on those financial statements.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Flotek Industries, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 13, 2013 expressed an unqualified opinion.
/s/ HEIN & ASSOCIATES LLP
Houston, Texas
March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flotek Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flotek Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 13, 2013 expressed an opinion that Flotek Industries, Inc. had not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ HEIN & ASSOCIATES LLP
Houston, Texas
March 13, 2013

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,700	$46,682
Restricted cash	150	150
Accounts receivable, net of allowance for doubtful accounts of $714 and $571 at December 31, 2012 and 2011, respectively	42,259	44,567
Inventories, net	45,177	37,888
Deferred tax assets, net	1,274	841
Other current assets	4,654	1,933
Total current assets	96,214	132,061
Property and equipment, net	56,499	43,914
Goodwill	26,943	26,943
Deferred tax assets, net	16,045	—
Other intangible assets, net	24,166	29,094
TOTAL ASSETS	$219,867	$232,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,373	$18,562
Accrued liabilities	6,503	8,397
Income taxes payable	3,479	3,876
Interest payable	114	2,097
Convertible senior notes, net of discount	5,133	—
Current portion of long-term debt	4,329	767
Total current liabilities	41,931	33,699
Convertible senior notes, net of discount	—	99,738
Long-term debt, less current portion	22,455	875
Warrant liability	—	16,622
Deferred tax liabilities, net	751	2,780
Total liabilities	65,137	153,714
Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 53,123,978 shares issued and 49,601,495 shares outstanding at December 31, 2012; 51,957,652 shares issued and 49,153,495 shares outstanding at December 31, 2011	5	5
Additional paid-in capital	195,485	166,814
Accumulated other comprehensive income (loss)	(40)	(44)
Accumulated deficit	(37,019)	(86,810)
Treasury stock, at cost; 2,198,193 and 1,358,299 shares at December 31, 2012 and 2011, respectively	(3,701)	(1,667)
Total stockholders’ equity	154,730	78,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,867	$232,012
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenue	$312,828	$258,785	$146,982
Cost of revenue	181,209	152,965	94,012
Gross margin	131,619	105,820	52,970
Expenses:
Selling, general and administrative	66,415	50,612	41,861
Depreciation and amortization	4,410	3,983	4,543
Research and development	3,182	2,337	1,441
Impairment of long-lived assets	—	—	8,898
(Gain) loss on disposal of long-lived assets	(1,009)	—	2,104
Impairment of other intangible assets	—	—	390
Total expenses	72,998	56,932	59,237
Income (loss) from operations	58,621	48,888	(6,267)
Other income (expense):
Loss on extinguishment of debt	(7,257)	(3,225)	(995)
Change in fair value of warrant liability	2,649	9,571	(21,464)
Interest expense	(8,103)	(15,960)	(19,399)
Other financing costs	—	—	(816)
Other expense, net	(452)	(4)	(69)
Total other income (expense)	(13,163)	(9,618)	(42,743)
Income (loss) before income taxes	45,458	39,270	(49,010)
Income tax benefit (expense)	4,333	(7,862)	5,545
Net income (loss)	49,791	31,408	(43,465)
Accrued dividends and accretion of discount on preferred stock	—	(4,868)	(6,543)
Net income (loss) attributable to common stockholders	$49,791	$26,540	$(50,008)
Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.03	$0.60	$(1.94)
Diluted earnings (loss) per common share	$0.97	$0.56	$(1.94)
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	48,185	44,229	25,731
Weighted average common shares used in computing diluted earnings (loss) per common share	53,554	47,638	25,731
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$49,791	$31,408	$(43,465)
Other comprehensive income (loss):
Foreign currency translation adjustment	4	(141)	(21)
Comprehensive income (loss)	$49,795	$31,267	$(43,486)

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares Issued	Par Value	Shares Issued	Value	Shares Issued	Cost
Balance, December 31, 2009	24,168	$2	16	$6,943	346	$(545)	$84,020	$118	$(63,342)	$27,196
Net loss	—	—	—	—	—	—	—	—	(43,465)	(43,465)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(21)	—	(21)
Common stock issued in payment of debt issuance costs	4,042	1	—	—	—	—	5,095	—	—	5,096
Common stock issued in exchange of convertible notes	1,569	—	—	—	—	—	1,992	—	—	1,992
Accretion of discount on preferred stock	—	—	—	5,132	—	—	—	—	(5,132)	—
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(1,411)	(1,411)
Stock warrants exercised	3,923	1	—	—	—	—	4,452	—	—	4,453
Stock options exercised	140	—	—	—	—	—	114	—	—	114
Restricted stock granted	827	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	23	—	—	—	—	—
Treasury stock purchased	—	—	—	—	196	(347)	—	—	—	(347)
Reduction in tax benefit related to share-based awards	—	—	—	—	—	—	(1,744)	—	—	(1,744)
Stock compensation expense	—	—	—	—	—	—	4,684	—	—	4,684
Conversion of preferred stock into common stock	2,085	—	(5)	(4,795)	—	—	4,795	—	—	—
Balance, December 31, 2010	36,754	$4	11	$7,280	565	$(892)	$103,408	$97	$(113,350)	$(3,453)
Net income	—	—	—	—	—	—	—	—	31,408	31,408
Foreign currency translation adjustment	—	—	—	—	—	—	—	(141)	—	(141)
Sale of common stock, net of issuance cost	3,665	—	—	—	—	—	29,438	—	—	29,438
Common stock issued in payment of term loan debt	171	—	—	—	—	—	1,398	—	—	1,398
Common stock issued in payment of convertible notes	559	—	—	—	—	—	5,165	—	—	5,165
Accretion of discount on preferred stock	—	—	—	3,925	—	—	—	—	(3,925)	—
Common stock issued in payment of preferred stock dividends	624	—	—	—	—	—	3,254	—	—	3,254
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(943)	(943)
Stock warrants exercised	3,961	—	—	—	—	—	4,793	—	—	4,793
Stock options exercised	64	—	—	—	—	—	147	—	—	147
Restricted stock granted	1,288	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	11	—	—	—	—	—
Treasury stock purchased	—	—	—	—	81	(775)	—	—	—	(775)
Excess tax benefit related to share-based awards	—	—	—	—	—	—	570	—	—	570
Stock compensation expense	—	—	—	—	—	—	7,437	—	—	7,437
Conversion of preferred stock into common stock	4,872	1	(11)	(11,205)	—	—	11,204	—	—	—
Return of borrowed shares under share lending agreement	—	—	—	—	701	—	—	—	—	—
Balance, December 31, 2011	51,958	$5	—	$—	1,358	$(1,667)	$166,814	$(44)	$(86,810)	$78,298
Net income	—	—	—	—	—	—	—	—	49,791	49,791
Foreign currency translation adjustment	—	—	—	—	—	—	—	4	—	4
Stock warrants exercised	348	—	—	—	—	—	421	—	—	421
Fair value of warrant liability reclassified to additional paid-in capital	—	—	—	—	—	—	13,973	—	—	13,973
Stock options exercised	68	—	—	—	—	—	167	—	—	167
Treasury stock purchased	—	—	—	—	166	(2,034)	—	—	—	(2,034)
Restricted stock granted	750	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	30	—	—	—	—	—
Excess tax benefit related to share-based awards	—	—	—	—	—	—	528	—	—	528
Employee stock purchase plan	—	—	—	—	(15)	—	161	—	—	161
Stock compensation expense	—	—	—	—	—	—	13,421	—	—	13,421
Return of borrowed shares under share lending agreement	—	—	—	—	659	—	—	—	—	—
Balance, December 31, 2012	53,124	$5	—	$—	2,198	$(3,701)	$195,485	$(40)	$(37,019)	$154,730
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$49,791	$31,408	$(43,465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of warrant liability	(2,649)	(9,571)	21,464
Depreciation and amortization	11,583	10,105	13,768
Amortization of deferred financing costs	946	3,126	3,914
Accretion of debt discount	3,710	5,295	4,946
Provision for doubtful accounts	512	661	94
Provision for inventory reserves and market adjustments	1,417	1,011	771
Gain on sale of assets	(4,819)	(3,378)	(1,261)
Impairment of goodwill, intangible assets or fixed assets	—	—	9,288
Stock compensation expense	13,421	7,437	4,684
Deferred income tax (benefit) provision	(18,746)	1,218	(3,611)
(Excess) reduction in tax benefit related to share-based awards	(528)	(570)	1,744
Non-cash loss on extinguishment of debt	4,841	3,225	995
Changes in current assets and liabilities:
Restricted cash	—	—	(140)
Accounts receivable	1,796	(17,918)	(12,792)
Inventories	(8,706)	(11,054)	(1,384)
Other current assets	(2,073)	(892)	(170)
Accounts payable	2,527	5,041	5,499
Accrued liabilities	(1,894)	(255)	4,608
Income taxes payable	369	7,563	3,634
Interest payable	(1,983)	(29)	(487)
Net cash provided by operating activities	49,515	32,423	12,099
Cash flows from investing activities:
Capital expenditures	(20,701)	(9,984)	(6,060)
Proceeds from sale of assets	5,521	5,286	5,460
Purchase of patents and other intangible assets	(20)	(244)	—
Net cash used in investing activities	(15,200)	(4,942)	(600)
Cash flows from financing activities:
Repayments of indebtedness	(102,438)	(33,273)	(38,572)
Excess (reduction in) tax benefit related to share-based awards	528	570	(1,744)
Purchase of treasury stock	(2,034)	(775)	(236)
Proceeds from sale of common stock	161	29,438	—
Proceeds from exercise of stock options	167	147	3
Proceeds from exercise of warrants	421	4,793	4,453
Debt issuance costs	(106)	(1,421)	(2,004)
Proceeds from borrowings	25,000	—	40,000
Net cash (used in) provided by financing activities	(78,301)	(521)	1,900
Effect of changes in exchange rates on cash and cash equivalents	4	(141)	(21)
Net (decrease) increase in cash and cash equivalents	(43,982)	26,819	13,378
Cash and cash equivalents at beginning of year	46,682	19,863	6,485
Cash and cash equivalents at end of year	$2,700	$46,682	$19,863

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global technology-driven developer and supplier of drilling and production related products and services. Flotek’s strategic focus, and that of its diversified wholly-owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, downhole drilling tools and downhole production tools used in the energy and mining industries. The Company’s strategic focus also includes material handling automation as well as loading facility logistics and blending functionality for a variety of bulk materials. Flotek’s products and services enable customers to drill wells more efficiently to realize increased production from existing wells and to decrease future and existing well operating costs. Major customers include leading oilfield service providers, major as well as independent oil and gas exploration and production companies, and onshore and offshore drilling contractors.
The Company is headquartered in Houston, Texas, with operating locations in Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and The Netherlands. Flotek’s products are marketed both domestically and internationally; with international presence and/or initiatives in over 20 countries.
Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.
Note 2—Summary of Significant Accounting Policies
Accounting Principles
The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP”).
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
 Changes in the allowance for doubtful accounts are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Balance, beginning of year	$571	$262	$948
Charged to provision for doubtful accounts	512	661	94
Write-offs	(369)	(352)	(780)
Balance, end of year	$714	$571	$262

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company amortizes software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. The unamortized amount of capitalized software was $4.6 million at December 31, 2012.
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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Other Intangible Assets
The Company’s other intangible assets have determinable lives and primarily consist of customer relationships, but also include purchased patents and a purchased brand name. The cost of intangible assets with determinable lives is amortized using the straight-line method over the estimated period of economic benefit, ranging from 2 to 20 years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets. The Company has no intangible assets with indefinite lives.
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
On June 14, 2012, provisions in the Company’s outstanding warrants were amended to eliminate anti-dilution price adjustment provisions and remove cash settlement provisions in the event of a change of control. Upon amendment, the warrants met the requirements for classification as equity. All fluctuations in the fair value of the warrant liability prior to June 2012 were recognized as non-cash income or expense items within the statement of operations. The fair value accounting methodology for the warrant liability is no longer required.
Fair Value Measurements
The Company categorizes financial assets and liabilities using a three-tier fair value hierarchy, based on the nature of the inputs used to determine fair value. Inputs refer broadly to assumptions market participants would use to value an asset or liability and may be observable or unobservable. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). “Level 1” measurements are measurements using quoted prices in active markets for identical assets and liabilities. “Level 2” measurements are measurements using quoted prices in markets that are not active or that are based on quoted prices for similar assets or liabilities. “Level 3” measurements are measurements that use significant unobservable inputs which require a company to develop its own assumptions. When determining the fair value of assets and liabilities, the Company uses the most reliable measurement available.
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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Drilling revenue is recognized upon receipt of a signed and dated field billing ticket from the customer. Customers are charged contractually agreed amounts for oilfield rental equipment damaged or lost-in-hole (“LIH”). LIH proceeds are recognized as revenue and the associated carrying value is charged to cost of sales. LIH revenue totaled $4.2 million, $4.5 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholders’ equity except those arising from investments from, and distributions to stockholders. The Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.
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
A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more-likely-than-not that such assets will not be realized. The Company evaluates, at least annually, net operating loss carry forwards and other net deferred tax assets and considers all available evidence, both positive and negative, to determine whether a valuation allowance is necessary relative to net operating loss carry forwards and other net deferred tax assets. In making this determination, the Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. The Company considers the recent cumulative income or loss position of its filings groups as objectively verifiable evidence for the projection of future income, which consists primarily of determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determines whether a valuation allowance is necessary.
U.S. Federal income taxes are not provided on unremitted earnings of subsidiaries operating outside the U.S. because it is the Company’s intention to permanently reinvest undistributed earnings in the subsidiary. These earnings would become subject to

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders, adjusted for the effect of assumed conversions of convertible notes and preferred stock, by the weighted average number of common shares outstanding; inclusive of potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common shares equivalents consist of incremental shares of common stock issuable upon exercise of stock options and warrants and conversion of convertible senior notes and convertible preferred stock.
Debt Issuance Costs
Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense.
Capitalization of Interest
Interest costs are capitalized for qualifying in-process software development projects. Capitalization of interest commences when activities to prepare the asset are in progress, and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. During each of the years ended December 31, 2012 and 2011, $0.1 million of interest was capitalized.
Stock-Based Compensation
Stock-based compensation expense for share-based payments, related to stock option and restricted stock awards, is recognized based on their grant-date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant items subject to estimates and assumptions include application of the percentage-of-completion method of revenue recognition, the carrying amount and useful lives of property and equipment and intangible assets, share-based compensation expense, valuation allowances for accounts receivable, inventories, and deferred tax assets, and impairment assessments.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact net income.
New Accounting Pronouncements
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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

result of the adoption of the aforementioned was merely a change in the Company’s financial statement presentation. The new guidance required retrospective application for all periods presented.
New Accounting Requirements and Disclosures
In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits a company to perform qualitative assessments regarding the likelihood that an indefinite-lived intangible asset is impaired and subsequently assess the need to perform a quantitative impairment test. This guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on the consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which provides accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. This guidance is effective January 1, 2013. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on the consolidated financial statements.
Note 3 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Supplemental non-cash investing and financing activities:
Fair value of warrant liability reclassified to additional paid-in capital	$13,973	$—	$—
Value exchanged in conversion of preferred stock to common stock	—	11,205	4,795
Value of common stock issued in payment of convertible notes	—	5,165	—
Value of common stock issued in payment of preferred stock dividends	—	3,254	—
Value of common stock issued in payment of term loan debt	—	1,398	—
Equipment acquired through capital leases	1,263	1,334	615
Value of common stock issued in payment of debt issuance costs	—	—	5,096
Reduction in convertible debt upon note exchange	—	—	1,996
Value of common stock issued in exchange for convertible notes	—	—	1,992
Debt related commitment fees included in accrued liabilities	—	—	1,000
Exercise of stock options by common stock surrender	—	—	111

Supplemental cash payment information:
Interest paid	$5,521	$7,627	$10,901
Income taxes paid (refunded)	14,049	(904)	(6,186)

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenue:
Products	$224,777	$181,417	$95,021
Rentals	67,938	63,610	42,169
Services	20,113	13,758	9,792
	$312,828	$258,785	$146,982
Cost of Revenue:
Products	$135,367	$115,875	$60,919
Rentals	30,618	25,971	20,355
Services	8,051	4,997	3,517
Depreciation	7,173	6,122	9,221
	$181,209	$152,965	$94,012

Note 5 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2012	2011
Raw materials	$12,883	$12,490
Work-in-process	342	160
Finished goods	34,704	27,917
Inventories	47,929	40,567
Less reserve for excess and obsolete inventory	(2,752)	(2,679)
Inventories, net	$45,177	$37,888
Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Balance, beginning of year	$2,679	$2,633	$3,080
Charged to costs and expenses	220	1,011	771
Deductions	(147)	(965)	(1,218)
Balance, end of the year	$2,752	$2,679	$2,633
At December 31, 2012, the Company recorded a $1.2 million write-down for inventory with a current market value less than its cost.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31
	2012	2011
Land	$1,442	$1,220
Buildings and leasehold improvements	18,520	18,401
Machinery, equipment and rental tools	54,279	44,364
Equipment in progress	9,382	4,048
Furniture and fixtures	1,358	1,288
Transportation equipment	5,136	4,853
Computer equipment and software	6,743	1,900
Property and equipment	96,860	76,074
Less accumulated depreciation	(40,361)	(32,160)
Property and equipment, net	$56,499	$43,914
Depreciation expense, including expense recorded in cost of revenue, totaled $9.5 million, $8.0 million, and $11.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Potential impairment of certain rental fixed assets within Drilling was identified in 2010 due to shifts in market demand. Drilling activity had become more concentrated in horizontal and directional drilling from the previously dominant vertical drilling. The estimated fair value of identified asset groups was calculated based on probability weighted future cash flows. Expected cash flows of each identified asset group took into consideration direct material cost margins and service costs, historic and expected utilization, and remaining useful life. In addition, the Company used a present value WACC technique to analyze the recoverability of the identified asset groups. The Company recognized impairment charges of $8.9 million during the year ended December 31, 2010 and a net loss on disposal of assets of $2.1 million.
During 2012 and 2011, no impairment was recognized related to property and equipment.
Note 7—Goodwill

Goodwill is tested for impairment annually in the fourth quarter, or more frequently if circumstances indicate a potential impairment. The Company has identified four reporting units, of which only two, Chemicals and Logistics and Teledrift, have a goodwill balance at December 31, 2012.
During annual goodwill impairment testing in 2012 and 2011, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. The Company concluded that it was not more-likely-than-not that goodwill was impaired as of the fourth quarter of 2012 or 2011, and therefore, further testing was not required. The Company’s 2010 annual goodwill impairment testing did not identify impairment of goodwill in any reporting unit.
In estimating the fair value of the Company’s reporting units when performing the two step goodwill impairment test, management makes estimates and judgments regarding future cash flows and market valuations using a combination of income and market approaches. The income approach, specifically a discounted cash flow analysis, includes assumptions for discount rates, cash flow projections, growth rates and terminal value rates. Each assumption is reevaluated and updated at each testing date to take into consideration Company-specific risk factors from the perspective of a market participant.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Chemicals and Logistics	Downhole Tools	Teledrift	Artificial Lift	Total
Balance at December 31, 2010:
Goodwill	$11,610	$43,009	$46,396	$5,861	$106,876
Accumulated impairment losses	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	11,610	—	15,333	—	26,943
Activity during the year 2011:
Goodwill impairment recognized	—	—	—	—	—
Balance at December 31, 2011:
Goodwill	11,610	43,009	46,396	5,861	106,876
Accumulated impairment losses	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	11,610	—	15,333	—	26,943
Activity during the year 2012:
Goodwill impairment recognized	—	—	—	—	—
Balance at December 31, 2012:
Goodwill	11,610	43,009	46,396	5,861	106,876
Accumulated impairment losses	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	$11,610	$—	$15,333	$—	$26,943
Note 8 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	December 31,
	2012		2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$4,314	$1,654	$4,532	$1,425
Customer lists	23,337	6,688	23,337	5,336
Non-compete agreements	402	402	402	348
Brand names	6,151	1,513	6,151	1,205
Other	915	801	922	733
Total intangible assets acquired	35,119	11,058	35,344	9,047
Deferred financing costs	1,290	1,185	8,790	5,993
Total other intangible assets	$36,409	$12,243	$44,134	$15,040
Carrying value:
Other intangible assets, net	$24,166		$29,094

Intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $2.1 million, $2.1 million, and $2.5 million for the years end ended December 31, 2012, 2011 and 2010, respectively. During 2012, the Company sold certain patent rights resulting in a reduction in capitalized costs of $0.3 million and a gain of $0.8 million
Amortization of deferred financing costs totaled $0.9 million, $3.1 million, and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012, the carrying value of deferred financing costs was reduced by $1.8 million upon repayments of the Company’s convertible senior notes.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for intangible assets, including deferred financing costs, at December 31, 2012 is as follows (in thousands):

Year ending December 31,
2013	$2,148
2014	1,992
2015	1,956
2016	1,956
2017	1,917
Thereafter	14,197
Other intangible assets, net	$24,166
During 2012 and 2011, no impairment was recognized related to other intangible assets. During 2010, the Company became aware of a vendor’s noncompliance with an exclusivity and preferential pricing arrangement recorded as an intangible asset with remaining unamortized residual value of $0.4 million. Consequently, the Company, recognized an impairment loss of $0.4 million.
Note 9 — Convertible Notes, Long-Term Debt and Credit Facility
Convertible notes and long-term debt are as follows (in thousands):

	December 31,
	2012	2011
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$5,188	$70,500
Convertible senior secured notes (2010 Notes)	—	36,004
Less discount on notes	(55)	(6,766)
Convertible senior notes, net of discount	5,133	99,738
Less amount reported as current	(5,133)	—
Convertible senior notes reported as long-term	$—	$99,738

Long-term debt:
Term loan	$25,000	$—
Capital lease obligations	1,784	1,642
Total long-term debt	26,784	1,642
Less current portion of long-term debt	(4,329)	(767)
Long-term debt, less current portion	$22,455	$875
Credit Facility
On September 23, 2011, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. Under terms of the Credit Facility, as amended on December 27, 2012, the Company (a) may borrow up to $50 million under a revolving credit facility and (b) has borrowed $25 million under a term loan.
The Credit Facility is secured by substantially all of the Company's domestic personal property, including accounts receivable, inventory, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00 and an annual limit on capital expenditures of approximately $24 million. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor pursuant to a guaranty dated September 23, 2011.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a) Revolving Credit Facility
Under the revolving credit facility, the Company may borrow up to $50 million. This includes a sublimit of $10 million which may be used for letters of credit. The revolving credit facility is secured by substantially all the Company's domestic accounts receivable and inventory.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 1.0% to 1.5% or (b) between the London Interbank Lending Rate (LIBOR) plus 2.0% to 2.5%. PNC Bank's base lending rate was 3.25% at December 31, 2012 and would have permitted borrowing at rates ranging between 4.25% and 4.75%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2012, no amounts had been borrowed under the revolving credit facility, nor had any letters of credit been issued under the sublimit.
At December 31, 2012, eligible accounts receivable and inventory securing the revolving credit facility provided availability of approximately $47.2 million under the revolving credit facility.
(b) Term Loan
The Company borrowed $25 million under the term loan on December 28, 2012. Monthly principal payments of $0.3 million are required beginning in February 2013. The unpaid balance of the term loan is due on December 26, 2017. Prepayments are permitted, and may be required in certain circumstances. Amounts repaid under the term loan may not be reborrowed. The term loan is secured by substantially all of the Company's domestic equipment and other intangible assets.
The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Lending Rate (LIBOR) plus 2.5% to 3.0%. At December 31, 2012, the interest rate on the term loan was 4.75%.
Convertible Notes
The Company’s convertible notes have consisted of Convertible Senior Unsecured Notes (“2008 Notes”) and Convertible Senior Secured Notes (“2010 Notes”). On January 5, 2012, the Company repurchased all of its outstanding 2010 Notes. At December 31, 2012, only 2008 Notes remain outstanding.
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
The Company exchanged $40.0 million of 2008 Notes for aggregate consideration of $36.0 million of 2010 Notes and $2.0 million worth of shares of the Company’s common stock. On March 31, 2010, the Company issued 1,568,867 shares of common stock to satisfy the common stock component of the Exchange Agreement. The transaction was accounted for as an exchange of debt. Accordingly, no gain or loss was recognized and the difference between the debt exchanged, and the net carrying value of the debt was recorded as a reduction of previously recognized debt discount. The remaining debt discount continued to be accreted over the same period, at an assumed rate of 9.9%, using the effective interest method. The Company capitalized commitment fees related to the Exchange Agreement that were amortized using the effective interest method over the period the convertible debt was expected to remain outstanding. Third-party transaction costs of $0.8 million incurred in conjunction with the Exchange Agreement were expensed as incurred.
The 2010 Notes carried the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes. The only difference in terms was that the 2010 Notes were secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remained unsecured.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2011, note holders exchanged $4.5 million of the 2008 Notes for 559,007 shares of the Company’s common stock. Upon exchange, the Company recognized a loss on the extinguishment of debt of $1.1 million representing the difference between the reacquisition price of the debt over its net carrying amount including write-off of proportionate unaccreted discount and unamortized deferred financing costs.
On January 5, 2012, the Company repurchased all $36.0 million of the outstanding 2010 Notes for cash equal to 104.95% of the original principal amount of the notes, plus accrued and unpaid interest. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $5.4 million, consisting of a cash premium of $1.8 million and write-off of unaccreted discount and unamortized deferred financing costs. Upon repurchase, the 2010 Notes were canceled and the second priority liens on the Company’s assets were released.
On June 25, 2012, the Company repurchased $15.0 million of outstanding 2008 Notes for cash equal to 102.0% of the original principal amount, plus accrued and unpaid interest. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $1.0 million, consisting of the cash premium of $0.3 million and the write-off of unaccreted discount and unamortized deferred financing costs.
On December 31, 2012, the Company repurchased $50.3 million of outstanding 2008 Notes for cash equal to the original principal amount and a total premium of $0.3 million, plus accrued and unpaid interest. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $0.9 million, consisting of the cash premium and the write-off of unaccreted discount and unamortized debt financing costs.
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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
During June 2012 and November 2011, the Borrower returned 659,340 shares and 701,102 shares, respectively, of the Company’s borrowed common stock. At December 31, 2012, 2,439,558 Borrowed Shares remain outstanding.
The Company valued the share lending arrangement at $0.5 million at the date of issuance. The corresponding fair value was recognized as a debt issuance cost and is being amortized to interest expense through the earliest put date of the related debt, February 15, 2013. The Company estimates the unamortized value of the share lending agreement approximates the fair value of the loaned shares outstanding at December 31, 2012. The fair value of similar common shares not subject to the share lending arrangement, based on the closing price of the Company’s common stock at December 31, 2012, was $29.8 million.
Repaid Term Loan
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
Capital Lease Obligations
The Company leases equipment and vehicles under capital leases. At December 31, 2012, the Company had $1.8 million of capital lease obligations.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities
Maturities of convertible notes and long-term debt at December 31, 2012 are as follows (in thousands):

Year ending December 31,	Term Loan	Convertible Senior Notes	Capital Leases	Total Convertible Notes and Long-Term Debt
2013	$3,274	$5,188	$1,055	$9,517
2014	3,572	—	678	4,250
2015	3,571	—	51	3,622
2016	3,571	—	—	3,571
2017	11,012	—	—	11,012
Total	$25,000	$5,188	$1,784	$31,972
Note 10 — Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes financial assets and liabilities into the three levels of the fair value hierarchy. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value and bases categorization within the hierarchy on the lowest level of input that is available and significant to the fair value measurement.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

•
Level 2 — Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — Significant unobservable inputs that are supported by little or no market activity or that are based on the reporting entity’s assumptions about the inputs.
Liabilities Measured at Fair Value on a Recurring Basis
Liabilities required to be measured at fair value on a recurring basis, including identification of the fair value hierarchy of the valuation techniques used by the Company to determine these fair values, are as follows (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
At December 31, 2012:
None	$—	$—	$—	$—
At December 31, 2011:
Common stock warrants (1)	$—	$—	$16,622	$16,622

(1)	The fair value of the common stock warrants was estimated using a Black-Scholes option pricing model. See Note 13 for additional information regarding warrants.
There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements during the years ended December 31, 2012 and 2011. During the year ended December 31, 2012, $2.6 million of non-cash gains were recognized as fair value adjustments within Level 3 of the fair value measurement hierarchy. The change was driven by the change in the fair value of the exercisable and contingent warrants outstanding resulting primarily from a decrease in the Company's common share price to $9.53 at June 14, 2012 from $9.96 at December 31, 2011.
On June 14, 2012, provisions in the Company’s Exercisable and Contingent Warrant Certificates were amended to eliminate anti-dilution price adjustment provisions and remove cash settlement provisions of a change of control event. Upon amendment, the warrants met the requirements for classification as equity. All fluctuations in the fair value of the warrant liability prior to June 2012 were recognized as non-cash income or expense items within the statement of operations. The fair value accounting methodology for the warrant liability is no longer required following the contractual amendment.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2012 and 2011, there were no transfers in or out of the Level 3 hierarchy. Changes in Level 3 liabilities are as follows (in thousands):

	December 31,
	2012	2011
Balance, beginning of year	$16,622	$26,193
Fair value adjustments, net	(2,649)	(9,571)
Reclassification to additional paid-in capital	(13,973)	—
Net transfers in/(out)	—	—
Balance, end of year	$—	$16,622
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. See Notes 6, 7 and 8 for discussion of non-financial assets and assessment of impairment.
During the years ended December 31, 2012 and 2011, the Company recorded no impairments. During the year ended December 31, 2010, the Company recorded an impairment of $8.9 million relating to property and equipment held and used and $0.4 million relating to other intangible assets. Loss on impairment is reported in operating expenses. The fair value of impaired assets was measured using both Level 2 and Level 3 inputs.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2012 or 2011.
The carrying value and estimated fair value of the Company’s convertible notes and long-term debt are as follows (in thousands):

	December 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
2008 Notes (1)	$5,133	$5,163	$65,604	$69,880
2010 Notes (1)	—	—	34,134	37,561
2012 Term Loan	25,000	25,000	—	—
Capital lease obligations	1,784	1,736	1,642	1,611

(1)
The carrying value of the 2008 and 2010 Notes represents the discounted debt component only, while the fair value of the Notes is based on the market value of the respective notes, including convertible equity features.

The estimated fair value of the 2008 Notes is based upon quoted market prices. The estimated fair value of the 2010 Notes was based upon rates available for instruments with similar risks and maturities. The carrying value of the 2012 Term Loan approximates its fair value because the interest rate is variable. The fair value of capital lease obligations is based on recent lease rates adjusted for a risk premium. The estimated fair value of the 2010 Notes is measured using Level 2 inputs.
Note 11 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders, adjusted for the effect of assumed conversions of convertible notes and preferred stock, by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. As net losses were realized during the year ended December 31, 2010, potentially dilutive securities were excluded from the diluted earnings per share calculation as inclusion would have an anti-dilutive effect on net loss per share.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3.8 million shares of the Company’s common stock (see Note 9 – Share Lending Agreement). Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings or loss per share.
Securities convertible into shares of common stock that were not considered in calculating earnings (loss) per common share, as inclusion would be anti-dilutive, are as follows (in thousands):

	December 31,
	2012	2011	2010
Stock options under long-term incentive plans	—	—	1,605
Stock warrants related to sale of preferred stock	—	—	5,853
Convertible senior notes (if converted)	—	4,681	4,879
Convertible preferred stock (if converted)	—	—	4,872
	—	4,681	17,209
At December 31, 2012 and 2011, approximately 0.1 million stock options and 1.1 million stock options, respectively, with an exercise price in excess of the average market price of the Company’s common stock were also excluded from the calculation of diluted earnings per share.
Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Year ended December 31,
	2012	2011	2010
Net income (loss) attributable to common stockholders - Basic	$49,791	$26,540	$(50,008)
Impact of assumed conversions:
Interest on convertible notes	1,959	—	—
Dividends on preferred stock	—	141	—
Net income (loss) attributable to common stockholders - Diluted	$51,750	$26,681	$(50,008)

Weighted average common shares outstanding - Basic	48,185	44,229	25,731
Assumed conversions:
Incremental common shares from warrants	1,560	2,222	—
Incremental common shares from stock options	992	747	—
Incremental common shares from convertible preferred stock before conversion	—	440	—
Incremental common shares from restricted stock units	116	—	—
Incremental common shares from convertible senior notes	2,701	—	—
Weighted average common shares outstanding - Diluted	53,554	47,638	25,731

Basic earnings (loss) per common share	$1.03	$0.60	$(1.94)
Diluted earnings (loss) per common share	$0.97	$0.56	$(1.94)

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes
Components of the income tax (benefit) expense are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$12,072	$4,550	$(2,729)
State	1,450	1,211	137
Foreign	891	883	658
Total current	14,413	6,644	(1,934)
Deferred:
Federal	(18,836)	1,107	(3,499)
State	90	111	(112)
Total deferred	(18,746)	1,218	(3,611)
Income tax (benefit) expense	$(4,333)	$7,862	$(5,545)
A reconciliation of the effective tax rate to the U.S. federal statutory tax rate is as follows:

	Year ended December 31,
	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.3	0.1
Change in valuation allowance	(41.0)	(8.5)	(8.4)
Warrant liability fair value adjustment	(2.0)	(8.5)	(15.3)
Other	(3.8)	(0.3)	(0.1)
Effective income tax rate	(9.5)%	20.0%	11.3%

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$12,285	$12,218
Allowance for doubtful accounts	262	212
Inventory valuation reserves	1,109	1,185
Equity compensation	4,216	1,769
Intangible assets and goodwill	13,061	15,228
Foreign tax credit carryforwards	—	841
Other	2	32
Total gross deferred tax assets	30,935	31,485
Valuation allowance	(835)	(19,460)
Total deferred tax assets, net	30,100	12,025
Deferred tax liabilities:
Property and equipment	(8,227)	(5,327)
Convertible debt	(4,785)	(8,559)
Prepaid insurance and other	(520)	(78)
Total gross deferred tax liabilities	(13,532)	(13,964)
Net deferred tax assets (liabilities)	$16,568	$(1,939)

Deferred taxes are presented in the balance sheets as follows (in thousands):

	December 31,
	2012	2011
Current deferred tax assets	$1,274	$841
Non-current deferred tax assets	16,045	—
Non-current deferred tax liabilities	(751)	(2,780)
Net deferred tax assets (liabilities)	$16,568	$(1,939)

As of December 31, 2012, the Company had U.S. net operating loss carryforwards of $32.3 million, expiring in various amounts in 2029 through 2031. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group ("Group A") cannot be offset by tax attributes, including net operating losses of the other group ("Group B"). The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is necessary. The Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years.
Prior to December 31, 2012, the Company has not had sufficient positive evidence to overcome the existence of a cumulative loss in Group B and thus has, prior to December 31, 2012, maintained a full valuation allowance against deferred tax assets of that group. As of December 31, 2012, Group B was no longer in a cumulative loss position. Accordingly, the Company considered the objectively verifiable positive evidence for projecting future income, which included primarily determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determined a valuation allowance was no longer necessary for the group's U.S. federal deferred tax assets. Accordingly, the Company decreased its valuation allowance by $16.5 million at December 31, 2012 and recognized a reduction of deferred federal income tax expense. As Group B continues to be in a cumulative loss position as of December 31, 2012 for certain state jurisdictions, the Company has determined that a valuation allowance of $0.8 million is required for certain state deferred tax assets.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2012, the Company had approximately $2.8 million in unremitted earnings outside the U.S. which were not included for U.S. tax purposes. U.S. income tax liability would be incurred if these funds were remitted to the U.S. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2012 which are the years ended December 31, 2007 through December 31, 2012 for U.S. federal taxes and the years ended December 31, 2008 through December 31, 2012 for state tax jurisdictions.
The Company’s policy is to record penalties and interest related to income tax matters as income tax expense.
Note 13 — Convertible Preferred Stock and Stock Warrants
On August 12, 2009, the Company sold 16,000 units (the “Units”), consisting of preferred stock and warrants for $1,000 per Unit. Each Unit consisted of one share of Series A cumulative convertible preferred stock (“Convertible Preferred Stock”), detachable warrants to purchase up to 155 shares of the Company's common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and detachable contingent warrants to purchase up to 500 shares of the Company's common stock at an exercise price of $2.45 per share (“Contingent Warrants”).
The gross proceeds from issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and warrants relative fair values. The Company obtained third-party valuations to assist in quantifying the relative fair value of the Unit’s debt and equity components. The fair value of the warrants was determined with the Black-Scholes option-pricing model assuming a five-year term, a volatility rate of 54%, a risk-free rate of return of 2.7%, and an assumed dividend rate of zero. The fair value of the preferred stock component was determined based upon a valuation of the beneficial conversion right and the host contract. The fair value of the beneficial conversion right was estimated based upon a Monte Carlo simulation of the Company’s possible future stock price to assess the likelihood of conversion. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount recognized upon the allocation of proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The fair value of the detachable warrants was assessed at $5.2 million and recorded as a warrant liability. The Company determined that the conversion option embedded within the preferred stock had intrinsic value beneficial to the holders of the preferred stock. The intrinsic value was determined to be $5.2 million and was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be 36 months based upon an evaluation of the conversion options.
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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants
Exercisable Warrants were exercisable upon issuance and expire August 12, 2014, if not exercised. Contingent Warrants became exercisable on November 9, 2009, and expire November 9, 2014, if not exercised. Prior to June 14, 2012, the warrants contained anti-dilution price protection in the event the Company issued shares of common stock or securities exercisable for, or convertible into, common stock at a price per share less than the warrants' exercise price. In accordance with these contractual anti-dilution price adjustment provisions, the warrants were re-priced as a result of a payment of a portion of the initial and deferred commitment fees related to the Company's term loan with common stock on March 31, 2010 and September 30, 2010.
Due to the anti-dilution price adjustment provisions established at the issuance date, the warrants were deemed to be a liability and were recorded at fair value at the date of issuance. The warrant liability was adjusted to fair value at the end of each reporting period through the statement of operations during the period the anti-dilution price adjustment provisions were in effect. On June 14, 2012, contractual provisions within the Company's Exercisable and Contingent Warrant agreements were modified to eliminate the anti-dilution price adjustment provisions of the warrants and remove the cash settlement provisions in the event of a change of control. The amended warrants now qualify to be classified as equity. Accordingly, the Company revalued the warrants as of June 14, 2012, the date of contractual amendment. The change in fair value of the warrant liability compared to the fair value on December 31, 2011, $2.6 million, was recognized in income during 2012. The revalued warrant liability of $14.0 million was reclassified to additional-paid-in-capital on June 14, 2012. There will no longer be fair value adjustment as long as the warrants continue to meet the criteria for equity classification.
The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for each reporting period. On June 14, 2012, the date the warrants were amended, inputs into the fair value calculation included the actual remaining term of the warrants, a volatility rate of 58.1%, a risk-free rate of return of 0.36%, and an assumed dividend rate of zero.
During the years ended December 31, 2012 and 2011, warrants were exercised to purchase 348,350 shares and 3,960,747 shares, respectively, of the Company’s common stock for which the Company received cash proceeds of $0.4 million and $4.8 million, respectively. At December 31, 2012, Exercisable and Contingent Warrants to purchase up to 1,544,250 shares of common stock at $1.21 per share remain outstanding.
Note 14 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80.0 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2012	2011
Shares issued at the beginning of the year	51,957,652	36,753,891
Issued in sale of common stock	—	3,665,000
Issued upon conversion of preferred stock	—	4,871,719
Issued in payment of term loan principal	—	171,154
Issued in exchange of convertible notes	—	559,007
Issued upon exercise of warrants	348,350	3,960,747
Issued as dividend payments on preferred stock	—	624,171
Issued as restricted stock award grants	750,476	1,287,731
Issued upon exercise of stock options	67,500	64,232
Shares issued at the end of the year	53,123,978	51,957,652

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Incentive Plans
Stockholders approved long term incentive plans in 2010, 2007, 2005 and 2003 (the “2010” Plan, the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, and non-employee directors in the form of stock options, restricted stock and certain other incentive awards. At December 31, 2012, the maximum number of shares that may be issued under the 2010 Plan, 2007 Plan, 2005 Plan and 2003 Plan are 6.0 million, 2.2 million, 1.9 million and 1.4 million, respectively. The Company had 1.2 million shares remaining to be granted under the 2010 Plan and 0.1 million shares remaining to be granted under both the 2007 and 2005 Plans at December 31, 2012.
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
The fair value of stock options at the date of grant is calculated using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is permitted for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. No options were granted to employees during 2012. Assumptions used in the Black-Scholes option pricing model for stock options granted in 2011 and 2010 are as follows:

Year ended December 31,
	2011	2010
Risk-free interest rate	.94%-1.825%	.55%-2.275%
Expected volatility of common stock	67.7%-70.3%	61.4%-69.3%
Expected life of options in years	3.50*-4.00	3.34*-6.25
Dividend yield	—%	—%
Vesting period in years	3.5-4.0	3.4-6.3

*Grants were made to an optionee for whom the Company was able to reasonably estimate the expected life of the award.
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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the year ended December 31, 2012 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	2,529,690	$5.32
Exercised	(67,500)	2.50
Expired	(4,604)	13.81
Outstanding as of
December 31, 2012	2,457,586	$5.65	7.14	$16,673,502
Vested or expected to vest at
December 31, 2012	2,437,864	$5.64	7.14	$16,571,402
Options exercisable as of
December 31, 2012	1,318,436	$3.56	6.58	$11,728,379

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2011 and 2010 was $8.47 and $2.06 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $0.2 million and $0.1 million, respectively. The total fair value of stock options vesting during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.5 million and $0.8 million, respectively.
At December 31, 2012, the Company had $1.0 million of measured but unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 0.4 years.
Restricted Stock
The Company grants employees either time-vesting or performance-based restricted shares in accordance with applicable terms underlying the Restricted Stock Agreements (“RSAs”). Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent the date of grant, generally three to four years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria is met. Grantees of restricted shares retain voting rights for the granted shares.
During the year ended December 31, 2012, the Company awarded 750,476 restricted stock awards to employees under the 2010 Plan. Approximately 74% of these awards were time-vesting and the remainder were performance-based.
A summary of restricted stock activity for the year ended December 31, 2012 is as follows:

Restricted Stock	Shares	Weighted- Average Fair Value - Date of Grant
Non-vested at January 1, 2012	1,445,858	$6.64
Granted	750,476	11.03
Vested	(842,730)	6.51
Forfeited	(29,314)	10.84
Non-vested at December 31, 2012	1,324,290	$9.15
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2012, 2011 and 2010 was $11.03, $8.79 and $1.88 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $5.4 million, $7.2 million, and $4.2 million, respectively.
At December 31, 2012, there was $7.5 million of unrecognized compensation expense related to non-vested restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
During 2012, the Company granted performance-based restricted stock units that will be converted into 390,124 shares of restricted stock. The restricted stock vests in 2013 and 2014. At December 31, 2012, there was $1.2 million of unrecognized compensation expense related to non-vested restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.0 years.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (ESPP) was approved by stockholders on May 18, 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. The first quarterly offering period began on October 1, 2012. Payroll deductions may not exceed 10% of an employee's compensation and participants may not purchase more than 1,000 shares in any one offering period. The fair value of the discount associated with shares purchased under the plan is recognized as share-based compensation expense and was less than $0.1 million in 2012. The total fair value of the shares purchased under the plan during 2012 was $0.2 million. The employee cost associated with participation in the plan was satisfied through payroll deductions.

Share-Based Compensation Expense
Non-cash share-based compensation expense related to stock options, restricted stock and restricted stock unit grants was $13.4 million, $7.4 million and $4.7 million during the years ended December 31, 2012, 2011 and 2010, respectively.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2012 and 2011, the Company purchased 166,334 shares and 57,303 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares. Shares issued as restricted stock awards to employees that were forfeited have also been accounted for as treasury stock.
During the years ended December 31, 2012 and 2011, JP Morgan Chase & Co. returned 659,340 shares and 701,102 shares, respectively, of the Company’s common stock that had been borrowed under the Share Lending Agreement.
In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2012, the Company has not repurchased any of its common stock.
Note 15 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Representation Agreements
In February  2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy industry-focused supply chain management company, to market certain of the Company’s specialty chemicals and downhole drilling products and services within various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. Both agreements are effective through December 31, 2015 and each provided for a non-refundable retainer of $100,000 which was paid to Basin Supply in 2011 to assist with start-up and overhead costs. Under each agreement, Basin Supply is also eligible to receive warrants to purchase Flotek common stock upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of each of the agreements is 100,000 per year during 2013 and 2014.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Commitments
The Company has operating leases for office space, vehicles and equipment. Future minimum lease payments under operating leases at December 31, 2012 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2013	$1,596
2014	1,221
2015	1,107
2016	1,010
2017	857
Thereafter	4,147
Total	$9,938

Rent expense under operating leases totaled $2.5 million, $2.2 million and $2.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All employees are eligible to participate in the plan upon employment. The consolidated financial statements for the years ended December 31, 2012 and 2011 include compensation expense of $0.3 million and $0.4 million, respectively, related to the Company’s 401(k) matching. During 2010, the Company had discontinued matching employee contributions to the 401(k) Plan. On January 1, 2011, the Company reinstated a Company match of 50% on employee 401(k) contributions of up to 4% of qualified compensation.
Concentrations and Credit Risk
The majority of the Company’s revenue is derived from the oil and gas industry. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. This concentration of customers in one industry increases credit and business risks.
Certain raw materials used by the Chemicals segment to manufacture proprietary complex nanofluids™ (“CnF”) products are obtainable from limited sources. Certain mud-motor inventory parts in the Drilling segment and stock parts in the Artificial Lift segment are primarily sourced from China.
The Company is subject to significant concentrations of credit risk within trade accounts receivable as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is maintained at one major financial institution and balances often exceed insurable amounts.
Note 16 —Segment Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. The operations of the Company are categorized into three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift.

•
Chemicals is comprised of two business divisions: Specialty Chemicals and Logistics. Specialty Chemicals designs, develops, manufactures, packages and markets specialty chemicals used in oil and gas well cementing, stimulation, acidizing, drilling and production. Logistics manages automated material handling, loading facilities and blending capabilities for oilfield services companies.

•	Drilling rents, inspects, manufactures and markets downhole drilling equipment used in energy, mining, water well and industrial drilling activities.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•
Artificial Lift assembles and markets artificial lift equipment, including the Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas, oil and coal bed methane production activities.

The Company evaluates performance based upon a variety of criteria. The primary financial measure is segment operating income. Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income tax provisions (benefits), are not allocated to reportable segments.
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the Year ended December 31,	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total

2012
Net revenue from external customers	$183,986	$116,736	$12,106	$—	$312,828
Gross margin	81,438	45,709	4,472	—	131,619
Income (loss) from operations	65,440	22,282	3,395	(32,496)	58,621
Depreciation and amortization	1,765	9,115	206	497	11,583
Total assets	59,195	118,771	11,189	30,712	219,867
Capital expenditures	3,553	12,264	77	4,807	20,701

2011
Net revenue from external customers	$140,836	$102,470	$15,479	$—	$258,785
Gross margin	56,115	43,607	6,098	—	105,820
Income (loss) from operations	43,549	23,035	4,296	(21,992)	48,888
Depreciation and amortization	1,594	8,061	196	254	10,105
Total assets	54,958	113,130	10,815	53,109	232,012
Capital expenditures	2,231	6,025	182	1,546	9,984

2010
Net revenue from external customers	$66,121	$65,782	$15,079	$—	$146,982
Gross margin	29,249	18,991	4,730	—	52,970
Income (loss) from operations	19,833	(9,738)	3,070	(19,432)	(6,267)
Depreciation and amortization	1,671	11,445	219	433	13,768
Total assets	44,102	102,949	9,062	28,694	184,807
Capital expenditures	1,227	4,679	32	122	6,060
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual country other than the United States ("U.S.") accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
U.S.	$272,945	$222,304	$127,285
Other countries	39,883	36,481	19,697
Total	$312,828	$258,785	$146,982
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Year ended December 31,
	2012	2011	2010
Customer A	15.6%	13.1%	11.5%
Customer B	10.0%	*	*
Customer C	*	10.8%	*
*These customers did not account for more than 10% of revenue.
Over 95% of the revenue from major customers noted above was for sales within the Chemicals segment.
Note 17—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2012
Revenue	$79,195	$78,303	$78,628	$76,702	$312,828
Gross margin	33,451	33,025	33,843	31,300	131,619
Net income	3,606	13,178	9,806	23,201	49,791
Earnings per share (1):
Basic	$0.08	$0.27	$0.20	$0.48	$1.03
Diluted	$0.07	$0.25	$0.19	$0.44	$0.97
2011
Revenue	$52,905	$55,918	$75,058	$74,904	$258,785
Gross margin	21,145	22,244	30,717	31,714	105,820
Net income	10,374	2,126	17,917	991	31,408
Earnings per share (1):
Basic	$0.15	$0.05	$0.38	$0.02	$0.60
Diluted	$0.13	$0.04	$0.35	$0.02	$0.56
(1)    The sum of the quarterly earnings per share applicable to common stockholders (basic and diluted) may not agree to the earnings per share for the year due to the timing of common stock issuances.
Note 18—Subsequent Events

Termination of Share Lending Agreement

On January 22, 2013, the remaining 2,439,558 shares of the Company's common stock held by J.P. Morgan Markets Limited under the Share Lending Agreement were returned to the Company. No consideration was paid by the Company. The Share Lending Agreement has been terminated.

Shares that had been loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings or loss per share.

Repurchase of Convertible Senior Notes

On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash equal to the original principal amount, plus accrued and unpaid interest. These 2008 notes were either tendered by the holder pursuant to the Company's tender offer or were redeemed by the Company pursuant to provisions of the indenture for the 2008 Notes. Following this repurchase, the Company no longer has any outstanding convertible senior notes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and procedures are also designed to ensure such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company's disclosure controls and procedures are designed to provide such reasonable assurance.
The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2012, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012, and have identified significant deficiencies described below that constitute material weaknesses.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company's management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2012, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company's management identified control deficiencies regarding (a) segregation of duties relating to the new ERP system and development of system reports required to carry out the financial close process efficiently and effectively and (b) preparation of account reconciliations and analysis of variances from historical and expected results in connection with the monthly close process. The deficiencies identified constitute material weaknesses in internal control as of December 31, 2012. Accordingly, management has concluded that the Company's internal control over financial reporting was not effective in connection with the preparation of the consolidated financial statements as of December 31, 2012.
Since identifying the deficiencies related to the implementation of the ERP system, the Company has modified employee security roles to limit access within the system and has continued development and refinement of system reports.
The Company's management is actively committed to and engaged in the implementation and execution of remediation efforts to resolve the material weaknesses and to proactively manage any other areas of risk that may be identified. The Company's executive management team and Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which is included herein. Their report describes the material weaknesses identified and included in management's assessment.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2012, the Company identified the significant deficiencies related to the monthly financial close process described above. In addition, the Company continued execution of remediation efforts for the deficiencies related to the implementation of the ERP system.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information under the caption “Directors, Executive Officers and Corporate Governance,” will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.
Item 11. Executive Compensation.
Information under the caption “Executive Compensation,” will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information under the caption “Certain Relationships and Related Transactions, and Director Independence,” will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information under the caption “Principal Accountant Fees and Services,” will be contained in the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

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
4.9
Amendment to Warrant to Purchase Common Stock, dated June 14, 2012, by and among the Company and each of the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 18, 2012).

10.1	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).
10.2	2005 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).
10.3	2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2007).
10.4
Exclusive License Agreement, dated April 3, 2006, among the Company, USA Petrovalve, Inc. and Total Well Solutions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.5
Share Lending Agreement among the Company, Bear Stearns & Co. Inc. and Bear Stearns International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 13, 2008).

10.6	Form of Unit Purchase Agreement, dated August 11, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 12, 2009).
10.7	Employment Agreement, dated August 11, 2009, between the Company and Jesse Neyman (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 12, 2009).

Exhibit Number	Exhibit Title
10.8
Indenture, dated as of March 31, 2010, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 6, 2010).

10.9
First Supplemental Indenture, dated as of March 31, 2010, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 6, 2010).

10.10
Form of 5.25% Convertible Senior Secured Notes due 2028 (incorporated by reference to Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Form 8-K filed on April 6, 2010).

10.11
Exchange Agreement, dated as of March 31, 2010, among the Company, the subsidiary guarantors named therein and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2010).

10.12
Lien Subordination and Intercreditor Agreement, dated as of March 31, 2010, among the Company, the subsidiaries named therein, Whitebox Advisors LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 6, 2010).

10.13
Junior Lien Pledge and Security Agreement, dated as of March 31, 2010, by the Company and the subsidiaries named therein in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 6, 2010).

10.14
Junior Lien Patent and Trademark Security Agreement, dated as of March 31, 2010, by the Company and the subsidiaries named therein in favor of U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on April 6, 2010).

10.15
Registration Rights Agreement (5.25% Convertible Senior Secured Notes due 2028), dated March 31, 2010, among the Company and the investors named therein (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on April 6, 2010).

10.16
Amended and Restated Patent and Trademark Security Agreement, dated as of March 31, 2010, by the Company and the subsidiaries named therein, in favor of the secured parties named therein (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on April 6, 2010).

10.17
Registration Rights Agreement (Amended and Restated Credit Agreement), dated as of March 31, 2010, among the Company and the investors named therein (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on April 6, 2010).

10.18	Employment Agreement, dated as of February 28, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2011).
10.19	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).
10.20	Form of Subscription Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-174199) filed on May 13, 2011).
10.21
Amendment to Employment Agreement, dated May 19, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.22
Amendment to Employment Agreement, dated May 19, 2011, between the Company and Jesse E. Neyman (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.23
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.24
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Jesse E. Neyman (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.25
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Exhibit Title
10.26
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.27	Restricted Stock Agreement, dated April 8, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.28	Restricted Stock Agreement, dated April 8, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.29	Restricted Stock Agreement, dated April 8, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.30	Restricted Stock Agreement, dated June 3, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.31	Restricted Stock Agreement, dated June 3, 2011, between the Company and Jesse E. Neyman (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.32	Restricted Stock Agreement, dated June 3, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.33	Restricted Stock Agreement, dated June 3, 2011, between the Company and Johnna Kokenge (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.34	Form of Exchange Agreement related to the exchange of outstanding debt securities (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-Q for the quarter ended June 30, 2011).
10.35	Revolving Credit and Security Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011).
10.36	Guaranty dated September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011).
10.37	Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2011).
10.38	Intellectual Property Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 26, 2011).
10.39	Lien Subordination and Intercreditor Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 26, 2011).
10.40	Employment Agreement, dated November 30, 2011, between the Company and Kevin Fisher (incorporated by reference to Exhibit 10.69 to the Company's Form 10-K for the year ended December 31, 2011).
10.41	Restricted Stock Agreement, dated November 30, 2011, between the Company and Kevin Fisher (incorporated by reference to Exhibit 10.70 to the Company's Form 10-K for the year ended December 31, 2011).
10.42
Note Repurchase Agreement, dated December 27, 2011, between the Company and Gates Capital Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2011).

10.43	Note Repurchase Agreement, dated December 27, 2011, between the Company and Whitebox Advisors, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 28, 2011).
10.44
Third Amended and Restated Service Agreement, dated as of March 5, 2012, by and among the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 12, 2012).

10.45	Employment Agreement, dated June 1, 2012, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 21, 2012).
10.46	Retirement Agreement, dated September 12, 2012, by and between Jesse E. Neyman and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 18, 2012).
10.47	Second Amendment to Revolving Credit and Security Agreement dated as of November 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 14, 2012).
10.48	Third Amendment to Revolving Credit and Security Agreement dated as of December 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 17, 2012).
10.49	Fourth Amendment to Revolving Credit Security Agreement dated as of December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 28, 2012).

Exhibit Number	Exhibit Title
12*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21*	List of Subsidiaries.
23.1*	Consent of Hein & Associates LLP.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
101.DEF**	XBRL Definition Linkbase Document.
*    Filed herewith.
**  Furnished with this Form 10-K, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM	President, Chief Executive Officer and Chairman of the Board	March 13, 2013
John W. Chisholm	(Principal Executive Officer)
/s/ H. RICHARD WALTON	Chief Financial Officer	March 13, 2013
H. Richard Walton	(Principal Financial Officer and Principal Accounting Officer)
/s/ L.V. "BUD" MCGUIRE	Director	March 13, 2013
L.V. “Bud” McGuire
/s/ KENNETH T. HERN	Director	March 13, 2013
Kenneth T. Hern
/s/ JOHN S. REILAND	Director	March 13, 2013
John S. Reiland
/s/ L. MELVIN COOPER	Director	March 13, 2013
L. Melvin Cooper
/s/ RICHARD O. WILSON	Director	March 13, 2013
Richard O. Wilson