Form 10-Q
period 2013-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2013-05-09
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2013, there were 47,720,859 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$248	$2,700
Restricted cash	—	150
Accounts receivable, net of allowance for doubtful accounts of $560 and $714 at March 31, 2013 and December 31, 2012, respectively	46,167	42,259
Inventories, net	44,836	45,177
Deferred tax assets, net	1,280	1,274
Other current assets	2,839	4,654
Total current assets	95,370	96,214
Property and equipment, net	57,158	56,499
Goodwill	26,943	26,943
Deferred tax assets, net	15,381	16,045
Other intangible assets, net	23,631	24,166
TOTAL ASSETS	$218,483	$219,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,565	$22,373
Accrued liabilities	6,664	6,503
Income taxes payable	3,038	3,479
Interest payable	100	114
Convertible senior notes, net of discount	—	5,133
Current portion of long-term debt	5,432	4,329
Total current liabilities	33,799	41,931
Long-term debt, less current portion	21,673	22,455
Deferred tax liabilities, net	394	751
Total liabilities	55,866	65,137
Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 53,862,179 shares issued and 47,557,586 shares outstanding at March 31, 2013; 53,123,978 shares issued and 49,601,495 shares outstanding at December 31, 2012	5	5
Additional paid-in capital	200,642	195,485
Accumulated other comprehensive income (loss)	(60)	(40)
Accumulated deficit	(29,254)	(37,019)
Treasury stock, at cost; 4,980,366 and 2,198,193 shares at March 31, 2013 and December 31, 2012, respectively	(8,716)	(3,701)
Total stockholders’ equity	162,617	154,730
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,483	$219,867

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue	$78,243	$79,195
Cost of revenue	(45,613)	(45,744)
Gross margin	32,630	33,451
Expenses:
Selling, general and administrative	(18,017)	(14,913)
Depreciation and amortization	(1,190)	(958)
Research and development	(875)	(832)
Total expenses	(20,082)	(16,703)
Income from operations	12,548	16,748
Other income (expense):
Loss on extinguishment of debt	—	(5,391)
Change in fair value of warrant liability	—	(3,875)
Interest expense	(434)	(2,251)
Other expense, net	(112)	(7)
Total other income (expense)	(546)	(11,524)
Income before income taxes	12,002	5,224
Income tax expense	(4,237)	(1,618)
Net income	$7,765	$3,606
Earnings per common share:
Basic earnings per common share	$0.16	$0.08
Diluted earnings per common share	$0.15	$0.07
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	48,582	47,669
Weighted average common shares used in computing diluted earnings per common share	51,222	50,340

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2013	2012
Net income	$7,765	$3,606
Other comprehensive income (loss):
Foreign currency translation adjustment	(20)	13
Comprehensive income	$7,745	$3,619

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$7,765	$3,606
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant liability	—	3,875
Depreciation and amortization	3,033	2,648
Amortization of deferred financing costs	12	290
Accretion of debt discount	55	1,014
Gain on sale of assets	(1,132)	(1,043)
Stock compensation expense	2,241	2,178
Deferred income tax provision	301	530
Excess tax benefit related to share-based awards	(602)	(295)
Non-cash loss on extinguishment of debt	—	3,590
Changes in current assets and liabilities:
Restricted cash	150	—
Accounts receivable, net	(3,908)	(3,169)
Inventories	341	(2,334)
Other current assets	1,814	(98)
Accounts payable	(2,369)	1,200
Accrued liabilities	161	(1,494)
Income taxes payable	161	(3,149)
Interest payable	(14)	(1,634)
Net cash provided by operating activities	8,009	5,715
Cash flows from investing activities:
Capital expenditures	(4,383)	(4,119)
Proceeds from sale of assets	1,388	1,230
Purchase of patents and other intangible assets	—	(15)
Net cash used in investing activities	(2,995)	(2,904)
Cash flows from financing activities:
Repayments of indebtedness	(6,103)	(36,276)
Borrowings on revolving credit facility	10,000	—
Repayments on revolving credit facility	(9,244)	—
Excess tax benefit related to share-based awards	602	295
Purchase of treasury stock	(2,658)	(216)
Proceeds from sale of common stock	150	—
Proceeds from exercise of stock options	7	33
Issuance costs of preferred stock and detachable warrants	(200)	—
Net cash used in financing activities	(7,446)	(36,164)
Effect of changes in exchange rates on cash and cash equivalents	(20)	13
Net decrease in cash and cash equivalents	(2,452)	(33,340)
Cash and cash equivalents at the beginning of period	2,700	46,682
Cash and cash equivalents at the end of period	$248	$13,342

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2012	53,124	$5	2,198	$(3,701)	$195,485	$(40)	$(37,019)	$154,730
Net income	—	—	—	—	—	—	7,765	7,765
Foreign currency translation adjustment	—	—	—	—	—	(20)	—	(20)
Issuance costs of preferred stock and detachable warrants	—	—	—	—	(200)	—	—	(200)
Stock options exercised	243	—	—	—	2,364	—	—	2,364
Stock surrendered for exercise of stock options	—	—	161	(2,357)	—	—	—	(2,357)
Restricted stock granted	278	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	12	—	—	—	—	—
Stock granted in incentive performance plan	217	—	—	—	—	—	—	—
Treasury stock purchased	—	—	180	(2,658)	—	—	—	(2,658)
Excess tax benefit related to share-based awards	—	—	—	—	602	—	—	602
Employee stock purchase plan	—	—	(11)	—	150	—	—	150
Stock compensation expense	—	—	—	—	2,241	—	—	2,241
Return of borrowed shares under share lending agreement	—	—	2,440	—	—	—	—	—
Balance, March 31, 2013	53,862	$5	4,980	$(8,716)	$200,642	$(60)	$(29,254)	$162,617

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global technology-driven developer and supplier of drilling and production related products and services. Flotek’s strategic focus, and that of its diversified wholly-owned subsidiaries (collectively referred to as the “Company”), includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. The Company’s strategic focus also includes material handling automation as well as loading facility logistics and blending functionality for a variety of bulk materials. Flotek’s products and services enable customers to drill wells more efficiently to realize increased production from existing wells and to decrease future well operating costs. Major customers include leading oilfield service providers, major and independent oil and gas exploration and production companies, and onshore and offshore drilling contractors, major integrated and independent oil and natural gas companies, pressure-pumping service companies, contract drilling providers, national and state-owned oil companies and international supply chain management companies.
The Company is headquartered in Houston, Texas, with operating locations in Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and The Netherlands. Flotek’s products are marketed both domestically and internationally; with international presence and/or initiatives in over 20 countries.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or alternatively by visiting Flotek’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
Cash Management
In January 2013, the Company began using a controlled disbursement account for its main cash account. Under this system, outstanding checks can be in excess of the cash balances at the bank before the disbursement account is funded, creating a book overdraft. Book overdrafts on this account are presented as a current liability in accounts payable in the consolidated balance sheets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact net income.
Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2013, the Company adopted the accounting guidance in Accounting Standards Update ("ASU") No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits a company to perform qualitative assessments regarding the likelihood that an indefinite-lived intangible asset is impaired and subsequently assess the need to perform a quantitative impairment test. Implementation of this standard did not have a material effect on the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2013, the Company adopted the accounting guidance in ASU No. 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which provides accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. Implementation of this standard did not have a material effect on the consolidated financial statements.
Note 3 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Supplemental non-cash investing and financing activities:
Equipment acquired through capital leases	$480	$671
Exercise of stock options by common stock surrender	2,357	—
Supplemental cash payment information:
Interest paid	$381	$2,621
Income taxes paid	3,537	4,224
Note 4 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenue:
Products	$56,330	$57,256
Rentals	15,740	18,066
Services	6,173	3,873
	$78,243	$79,195
Cost of revenue:
Products	$34,516	$34,485
Rentals	6,517	8,013
Services	2,737	1,556
Depreciation	1,843	1,690
	$45,613	$45,744
Note 5 — Inventories
Inventories are as follows (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$14,409	$12,883
Work-in-process	616	342
Finished goods	32,548	34,704
Inventories	47,573	47,929
Less reserve for excess and obsolete inventory	(2,737)	(2,752)
Inventories, net	$44,836	$45,177

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$1,442	$1,442
Buildings and leasehold improvements	19,263	18,520
Machinery, equipment and rental tools	54,869	54,279
Equipment in progress	10,909	9,382
Furniture and fixtures	1,354	1,358
Transportation equipment	5,479	5,136
Computer equipment and software	6,340	6,743
Property and equipment	99,656	96,860
Less accumulated depreciation	(42,498)	(40,361)
Property and equipment, net	$57,158	$56,499
Depreciation expense, including expense recorded in cost of revenue, totaled $2.5 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.
Note 7 — Goodwill and Other Intangible Assets
Goodwill associated with the Chemicals segment and the Teledrift division of the Drilling segment was $11.6 million and $15.3 million, respectively, at both March 31, 2013 and December 31, 2012.
Other intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of other intangible assets totaled $0.5 million and $0.8 million during the three months ended March 31, 2013 and 2012, respectively. Amortization of deferred financing costs was not significant for the three months ended March 31, 2013 and $0.3 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, the carrying value of deferred financing costs was reduced by $1.7 million upon repayment of a portion of the Company's convertible senior notes.
Note 8 — Convertible Notes, Long-Term Debt and Credit Facility
Convertible notes and long-term debt are as follows (in thousands):

	March 31, 2013	December 31, 2012
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$—	$5,188
Less discount on notes	—	(55)
Convertible senior notes reported as current, net of discount	$—	$5,133
Long-term debt:
Term loan	$24,405	$25,000
Borrowings under revolving credit facility	756	—
Capital lease obligations	1,944	1,784
Total long-term debt	27,105	26,784
Less current portion of long-term debt	(5,432)	(4,329)
Long-term debt, less current portion	$21,673	$22,455

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The Credit Facility is secured by substantially all of the Company’s domestic personal property, including accounts receivable, inventory, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00 and an annual limit on capital expenditures of approximately $24 million. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor pursuant to a guaranty dated September 23, 2011.
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may borrow up to $50 million. This includes a sublimit of $10 million that may be used for letters of credit. The revolving credit facility is secured by substantially all the Company's domestic accounts receivable and inventory.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 1.0% to 1.5% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.0% to 2.5%. PNC Bank's base lending rate was 3.25% at March 31, 2013. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At March 31, 2013, $0.8 million was outstanding under the revolving credit facility at an interest rate of 4.25%.
At March 31, 2013, eligible accounts receivable and inventory securing the revolving credit facility provided availability of approximately $49.6 million under the revolving credit facility.
(b) Term Loan
The Company borrowed $25 million under the term loan on December 28, 2012. Monthly principal payments of $0.3 million are required beginning February 2013. The unpaid balance of the term loan is due December 26, 2017. Prepayments are permitted, and may be required in certain circumstances. Amounts repaid under the term loan may not be reborrowed. The term loan is secured by substantially all of the Company's domestic equipment and other intangible assets.
The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.5% to 2.0% or (b) between LIBOR plus 2.5% to 3.0%. At March 31, 2013, $4.4 million of base rate loans were outstanding at an interest rate of 4.75% and $20 million of LIBOR loans were outstanding at an interest rate of 2.7%.
Convertible Notes
The Company’s convertible notes have consisted of Convertible Senior Unsecured Notes (“2008 Notes”) and Convertible Senior Secured Notes (“2010 Notes”). On February 15, 2013, The Company repurchased the remaining $5.2 million of outstanding 2008 Notes. Following this repurchase, the Company no longer has any outstanding convertible senior notes.
In February 2008, the Company issued the 2008 Notes at par, in an aggregate principal amount of $115 million. The 2008 Notes had an interest rate of 5.25% and a scheduled maturity on February 15, 2028. The Company accounted for both the liability and equity components of the 2008 Notes using the Company’s nonconvertible debt borrowing rate of 11.5%. The Company used a five-year expected term for accretion of the associated debt discount which represented the period from inception until contractual call/put options contained in the 2008 Notes became exercisable on February 15, 2013. The Company assumed an effective tax rate of 38%. At the date of issuance, the discount on the 2008 Notes was $27.8 million, with an associated deferred tax liability of $10.6 million.
In March 2010 the Company exchanged $40 million of 2008 Notes for aggregate consideration of $36 million of 2010 Notes and $2 million worth of shares of the Company’s common stock. The transaction was accounted for as an exchange of debt. Accordingly, no gain or loss was recognized and the difference between the debt exchanged and the net carrying value of the debt was recorded as a reduction of previously recognized debt discount. The remaining debt discount continued to be accreted over the same period,

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

at an assumed rate of 9.9%, using the effective interest method. The Company capitalized commitment fees related to the Exchange Agreement that were amortized using the effective interest method over the period the convertible debt was expected to remain outstanding.
The 2010 Notes carried the same maturity date, interest rate, conversion rights, conversion rate, redemption rights and guarantees as the 2008 Notes. The only difference in terms was that the 2010 Notes were secured by a second priority lien on substantially all of the Company’s assets, while the 2008 Notes remained unsecured.
The convertible notes had a scheduled maturity on February 15, 2028. On or after February 15, 2013, the Company could redeem, for cash, all or a portion of the convertible notes at a price equal to 100% of the outstanding principal amount, plus any associated accrued and unpaid interest. Holders of the convertible notes could require the Company to purchase all, or a portion, of the holder’s outstanding notes on each of February 15, 2013, February 15, 2018, and February 15, 2023. The convertible notes were convertible into shares of the Company’s common stock at the option of the note holders, subject to certain contractual conditions. The conversion rate was 43.9560 shares per $1,000 principal note amount (equal to a conversion price of approximately $22.75 per share).
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
On January 5, 2012, the Company repurchased all $36 million of the outstanding 2010 Notes for cash equal to 104.95% of the original principal amount of the notes, plus accrued and unpaid interest. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $5.4 million, consisting of a cash premium of $1.8 million and the write-off of unaccreted discount and unamortized deferred financing costs. Upon repurchase, the 2010 Notes were canceled and the second priority liens on the Company’s assets were released.
On June 25, 2012, the Company repurchased $15 million of outstanding 2008 Notes for cash equal to 102% of the original principal amount, plus accrued and unpaid interest. As a result of this transaction, the Company recognized a loss on extinguishment of debt of $1 million, consisting of the cash premium of $0.3 million and the write-off of unaccreted discount and unamortized deferred financing costs.
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
Guarantees of the Convertible Notes
The convertible notes were guaranteed by substantially all of the Company’s wholly owned subsidiaries. Flotek Industries, Inc., the parent company, is a holding company with no independent assets or operations. The guarantees provided by the Company’s subsidiaries were full and unconditional, and joint and several. Any subsidiaries of the Company that were not guarantors were deemed to be “minor” subsidiaries in accordance with SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The agreements governing the Company’s long-term indebtedness did not contain any significant restrictions on the ability of the Company, or any guarantor, to obtain funds from subsidiaries by dividend or loan.
Share Lending Agreement
Concurrent with the offering of the 2008 Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with Bear, Stearns International Limited which was subsequently acquired and became an indirect, wholly owned subsidiary of JPMorgan Chase & Company (the “Borrower”). In accordance with the Share Lending Agreement, the Company loaned 3.8 million shares of its common stock (the “Borrowed Shares”) to the Borrower for a period commencing February 11, 2008 and ending on the earlier of February 15, 2028 or the date the 2008 Notes were paid. The Borrower was permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes and for the establishment

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

of hedge positions by holders of the 2008 Notes. The Company did not require collateral to mitigate any inherent or associated risk of the Share Lending Agreement.
The Company did not receive any proceeds for the Borrowed Shares, but did receive a nominal loan fee of $0.0001 for each share loaned. The Borrower retained all proceeds from sales of Borrowed Shares pursuant to the Share Lending Agreement. Upon conversion or replacement of the 2008 Notes, the number of Borrowed Shares proportionate to the converted or repaid notes were to be returned to the Company. The Borrowed Shares were issued and outstanding for corporate law purposes. Accordingly, holders of Borrowed Shares possessed all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of stockholders and the right to receive any dividends or other distributions declared or paid on outstanding shares of common stock. Under the Share Lending Agreement, the Borrower agreed to pay to the Company, within one business day after a payment date, an amount equal to any cash dividends that the Company paid on the Borrowed Shares, and to pay or deliver to the Company, upon termination of the loan of Borrowed Shares, any other distribution, in liquidation or otherwise, that the Company made on the Borrowed Shares.
To the extent the Borrowed Shares loaned under the Share Lending Agreement were not sold or returned to the Company, the Borrower agreed to not vote any borrowed shares of which the Borrower was the owner of record. The Borrower also agreed, under the Share Lending Agreement, to not transfer or dispose of any borrowed shares unless such transfer or disposition was pursuant to a registration statement that was effective under the Securities Act. Investors that purchased shares from the Borrower, and all subsequent transferees of such purchasers, were entitled to the same voting rights, with respect to owned shares, as any other holder of common stock.
The Company valued the share lending arrangement at $0.5 million at the date of issuance. The corresponding fair value was recognized as a debt issuance cost and was amortized to interest expense through the earliest put date of the related debt, February 15, 2013.
During June 2012 and November 2011, the Borrower returned 659,340 shares and 701,102 shares, respectively, of the Company’s borrowed common stock. On January 22, 2013, the remaining 2,439,558 shares of the Company's common stock held by J.P. Morgan Markets Limited were returned to the Company. No consideration was paid by the Company for the return of the Borrowed Shares. The Share Lending Agreement has been terminated.
Shares that had been loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per share.
Capital Lease Obligations
The Company leases equipment and vehicles under capital leases. At March 31, 2013, the Company had $1.9 million of capital lease obligations.
Note 9 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income, adjusted for the effect of assumed conversions of convertible notes, by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.
In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3.8 million shares of the Company’s common stock (see Note 8 – Share Lending Agreement). Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings per share. The Share Lending Agreement was terminated on January 22, 2013 upon the return of all Borrowed Shares to the Company.
For the three months ended March 31, 2013 and 2012, the Company’s convertible notes, convertible into 0.1 million shares and 3.2 million shares of common stock, respectively, were excluded from the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, for the three months ended March 31, 2013 and 2012, approximately 0.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three months ended March 31,
	2013	2012
Net income - Basic and Diluted	$7,765	$3,606

Weighted average common shares outstanding - Basic	48,582	47,669
Assumed conversions:
Incremental common shares from warrants	1,411	1,699
Incremental common shares from stock options	1,142	972
Incremental common shares from restricted stock units	87	—
Weighted average common shares outstanding - Diluted	51,222	50,340

Basic earnings per common share	$0.16	$0.08
Diluted earnings per common share	$0.15	$0.07
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
Liabilities Measured at Fair Value on a Recurring Basis
The Company had no liabilities required to be measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. There were no significant transfers in or out of either Level 1 or Level 2 fair value measurements during the three months ended March 31, 2013 and the year ended December 31, 2012. For the three months ended March 31, 2013 and the year ended December 31, 2012, there were no transfers in or out of the Level 3 hierarchy.
Changes in Level 3 liabilities are as follows (in thousands):

	Three months ended March 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$—	$16,622
Fair value adjustments, net	—	(2,649)
Reclassification to additional paid-in capital	—	(13,973)
Net transfers in/(out)	—	—
Balance, end of period	$—	$—
On June 14, 2012, provisions in the Company’s Exercisable and Contingent Warrant Certificates were amended to eliminate anti-dilution price adjustment provisions and remove cash settlement provisions of a change of control event. Upon amendment, the warrants met the requirements for classification as equity. All fluctuations in the fair value of the warrant liability prior to June

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2012 were recognized as non-cash income or expense items within the statement of operations. The fair value accounting methodology for the warrant liability is no longer required following the contractual amendment.
Fair Value of Other Financial Instruments
The carrying value and estimated fair value of the Company’s convertible notes and long-term debt are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2008 Notes (1)	$—	$—	$5,133	$5,163
2012 Term Loan	24,405	24,405	25,000	25,000
Capital lease obligations	1,944	1,863	1,784	1,736

(1)The carrying value of the 2008 Notes represents the discounted debt component only, while the fair value of the Notes is based on the market value of the respective notes, including convertible equity features.
The estimated fair value of the 2008 Notes is based upon quoted market prices. The carrying value of the 2012 Term Loan approximates its fair value because the interest rate is variable. The fair value of capital lease obligations is based on recent lease rates adjusted for a risk premium.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the three months ended March 31, 2013 and 2012.
Note 11 — Income Taxes
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group cannot be offset by tax attributes, including net operating losses of the other group.
A reconciliation of the effective tax rate to the U.S. federal statutory tax rate is as follows:

	Three months ended March 31,
	2013	2012
Federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	2.6	3.0
Change in valuation allowance	(0.1)	(8.9)
Warrant liability fair value adjustment	—	3.1
Domestic production activities deduction	(2.4)	(2.1)
Other	0.2	0.9
Effective income tax rate	35.3%	31.0%
Fluctuations in effective tax rates were historically impacted by non-cash changes in the fair value of the Company’s warrant liability, permanent tax differences with no associated income tax impact, and existing deferred tax asset valuation allowances.
Note 12 — Convertible Preferred Stock and Stock Warrants
In August 2009, the Company sold 16,000 units (the “Units”), consisting of preferred stock and warrants for $1,000 per Unit. Each Unit consisted of one share of Series A cumulative convertible preferred stock (“Convertible Preferred Stock”), detachable warrants to purchase up to 155 shares of the Company's common stock at an exercise price of $2.31 per share (“Exercisable Warrants”) and detachable contingent warrants to purchase up to 500 shares of the Company's common stock at an exercise price of $2.45 per share (“Contingent Warrants”).
The gross proceeds from issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and warrants relative fair values. The Company obtained third-party valuations to assist in qualifying the relative fair value of the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unit's debt and equity components. The fair value of the warrants was determined with the Black-Scholes option-pricing model assuming a five-year term, a volatility rate of 54%, a risk-free rate of return of 2.7%, and an assumed dividend rate of zero. The fair value of the preferred stock component was determined based upon a valuation of the beneficial conversion right and the host contract. The fair value of the beneficial conversion right was estimated based upon a Monte Carlo simulation of the Company’s possible future stock price to assess the likelihood of conversion. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount recognized upon the allocation of proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The fair value of the detachable warrants was assessed at $5.2 million and recorded as a warrant liability. The Company determined that the conversion option embedded within the preferred stock had intrinsic value beneficial to the holders of the preferred stock. The intrinsic value was determined to be $5.2 million and was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be thirty-six months based upon an evaluation of the conversion options.
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
On January 6, 2011, the Company paid all accumulated and unpaid dividends on the outstanding shares of Convertible Preferred Stock in shares of the Company’s common stock. The payment, at an annual rate of 15% of the liquidation preference, covered the period from issuance, August 12, 2009, through December 31, 2010. Dividends per share were paid in shares of commons stock valued at $4.81, based upon the prior ten business day volume-weighted average price per share. Fractional shares were paid in cash.
On February 4, 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of Convertible Preferred Stock into shares of common stock at the prevailing conversion rate of 434.782 shares of common stock for each share of preferred stock. The Company issued 4,871,719 shares of common stock for preferred share conversions during 2011, including those mandatorily converted. Holders of preferred shares subject to mandatory conversion were entitled to eight quarterly dividend payments. On February 4, 2011, dividends per share of $91.67 were paid in shares of common stock valued at $6.63, based upon the prior ten business day volume-weighted average price per share. Fractional shares were paid in cash.
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
Due to the anti-dilution price adjustment provisions established at the issuance date, the warrants were deemed to be a liability and were recorded at fair value at the date of issuance. The warrant liability was adjusted to fair value at the end of each reporting period through the statement of operations during the period the anti-dilution price adjustment provisions were in effect. On June 14, 2012, contractual provisions within the Company’s Exercisable and Contingent Warrant agreements were modified to eliminate the anti-dilution price adjustment provisions of the warrants and remove the cash settlement provisions in the event of a change of control. The amended warrants now qualify to be classified as equity. Accordingly, the Company revalued the warrants as of June 14, 2012, the date of contractual amendment. The change in fair value of the warrant liability compared to the fair value on December 31, 2011, $2.6 million, was recognized in income during 2012. The revalued warrant liability of $14.0 million was reclassified to additional-paid-in-capital on June 14, 2012. There will no longer be fair value adjustments as long as the warrants continue to meet the criteria for equity classification.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for each reporting period. On June 14, 2012, the date the warrants were amended, inputs into the fair value calculation included the actual remaining term of the warrants, a volatility rate of 58.1%, a risk-free rate of return of 0.36%, and an assumed dividend rate of zero.
At March 31, 2013, Exercisable and Contingent Warrants to purchase up to 1,544,250 shares of common stock at $1.21 per share remain outstanding.
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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Chemicals and Logistics	Drilling Products	Artificial Lift	Corporate and Other	Total
2013
Net revenue from external customers	$44,650	$28,914	$4,679	$—	$78,243
Gross margin	19,113	11,346	2,171	—	32,630
Income (loss) from operations	14,324	5,419	1,613	(8,808)	12,548
Depreciation and amortization	460	2,362	61	150	3,033
Total assets	59,301	120,015	12,280	26,887	218,483
Capital expenditures	1,025	861	997	1,500	4,383

2012
Net revenue from external customers	$47,647	$28,988	$2,560	$—	$79,195
Gross margin	20,895	11,509	1,047	—	33,451
Income (loss) from operations	17,122	5,549	516	(6,439)	16,748
Depreciation and amortization	404	2,158	44	42	2,648
Total assets	59,913	115,401	10,907	17,971	204,192
Capital expenditures	1,250	2,394	13	462	4,119

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2013	2012
U.S.	$66,023	$67,971
Other countries	12,220	11,224
Total	$78,243	$79,195
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended March 31,
	2013	2012
Customer A	17.5%	15.8%
Customer B	*	11.1%

* This customer did not account for more than 10% of revenue.
Over 99% of the revenue from major customers was for sales within the Chemicals segment.
Note 14 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Representation Agreements
In February 2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy industry-focused supply chain management company, to market certain of the Company’s specialty chemicals and downhole drilling products and services within various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. Both agreements are effective through December 31, 2015. Under each agreement, Basin Supply is also eligible to receive warrants to purchase Flotek common stock upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of each of the agreements is 100,000 per year during 2013 and 2014.
Concentrations and Credit Risk
The majority of the Company’s revenue is derived from the oil and gas industry. Customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. This concentration of customers in one industry increases credit and business risks.
Certain raw materials used by the Chemicals segment to manufacture proprietary complex nanofluids™ (“CnF®”) products are obtainable from limited sources. Certain mud-motor inventory parts in the Drilling segment and stock parts in the Artificial Lift segment are primarily sourced from China.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (the “SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
Executive Summary
Flotek is a diversified, global, oilfield, technology services driven company that develops and supplies oilfield products, services and equipment to the oil, gas and mining industries. The Company’s strategic focus includes oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production related tools. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Flotek’s products and services enable customers to drill wells more efficiently, increase existing and scheduled well production and decrease well operating costs. Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (the “U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Australia and Asia. Customers include major integrated oil and natural gas companies, oilfield services companies, independent oil and natural gas companies, pressure-pumping service companies, national and state-owned oil companies and international supply chain management companies.
Flotek’s business consists of three reportable segments: Chemicals and Logistics (“Chemicals”), Drilling Products (“Drilling”) and Artificial Lift. Chemicals and Drilling provide drilling and completion related products and services, while the Artificial Lift and Chemicals segments provide production related products and services. New products and services and increased geographic market penetration have ensured diversification of cash flow sources, thereby reducing dependence upon any one segment. While each segment’s technical expertise is unique, all segments are committed to providing customers quality, competitively priced products and services.

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

•	Drilling rents, inspects, manufactures and markets down-hole drilling equipment necessary for energy, mining, water well and industrial drilling activities.

•
Artificial Lift assembles and markets artificial lift equipment, notably the Company’s Petrovalve® product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas and oil production activities.

Historical North American drilling activity and commodity prices are reflected in the table below:

	Three Months Ended March 31,
	2013	2012	% Change
North American Average Active Drilling Rigs
U.S.	1,758	1,990	(11.7)%
Canada	531	584	(9.1)%
Total North America	2,289	2,574	(11.1)%
U.S. Active Drilling Rigs by Type
Vertical	440	601	(26.8)%
Horizontal	1,127	1,172	(3.8)%
Directional	191	217	(12.0)%
Total U.S.	1,758	1,990	(11.7)%
Oil vs. Natural Gas North American Drilling Rigs
Oil	1,724	1,680	2.6%
Natural Gas	565	894	(36.8)%
Total North America	2,289	2,574	(11.1)%
Average Commodity Prices
West Texas Intermediate Crude Oil ($/bbl)	$94.12	$102.88	(8.5)%
Natural Gas Prices ($/mmBtu)	$3.49	$2.53	37.9%
Sources: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Commodity prices: Department of Energy, Energy Information Administration (www.eia.doe.gov). Rig counts are the averages of the weekly rig count activity. Oil and gas prices are the average of the daily average spot price.
Market Conditions and Outlook
Flotek’s ability to compete in the oilfield services market depends on the Company’s ability to differentiate and provide superior products and services while maintaining a competitive cost structure. Domestic operations are sensitive to fluctuations in natural gas and oil well drilling activity, well depth and drilling conditions, number of well completions and level of work-over activity in North America. Correspondingly, North American drilling activity is aligned with and responsive to the volatility of natural gas and crude oil commodity prices and market expectations of future prices. The Company’s results of operations are heavily dependent upon the sustainability of prices charged to customers, which is also dependent on drilling activity levels, availability of equipment and other resources, and competitive pricing pressures.
Customers’ exploration and production (“E&P”) budgets, in many instances, depend upon revenue generated from natural gas, oil and precious mineral sales. Lower gas, oil and mineral prices usually translate into lower exploration and production budgets with increased exploration and productions budgets when gas, oil and mineral prices are high. Underlying commodity prices are influenced by changes in market supply and demand driven by overall economic activity, weather, pipeline capacity, inventory storage, commodity markets, futures trading, and a variety of other factors. The continued price divergence between gas and oil drilling objectives continues to proliferate a shift in active rig counts from natural gas drilling to liquid-rich gas and oil drilling activity.
During the first three months of 2013, market conditions for the Company's products and services were in line with those of the last three months of 2012. The average spot price for West Texas Intermediate was $94.12 for the first three months of 2013, down $8.76 from the average spot price of $102.88 for the first three months of 2012 but up $6.11 from an average spot price of $88.01 for the last three months of 2012. Softer than expected global demand for oil has continued to put downward pressure on oil prices.
Average drilling rig count corresponded with the above pricing activity. Average North American drilling rig count decreased by 285 rigs, or 11.1%, to 2,289 rigs for the first three months of 2013 compared to the average rig count of 2,574 rigs for the first three months of 2012. Average North American drilling rig count increased by 111 rigs, or 5.1%, to 2,289 rigs for the first three months of 2013 compared to the average rig count of 2,178 rigs for the last three months of 2012.
The market continues to support an oil and liquid-rich natural gas drilling trend as well as horizontally directed rig activity. Average North American oil drilling rig count increased in the first three months of 2013 by 44 rigs, or 2.6%, to 1,724 rigs, surpassing the average North American oil drilling rig count first for the first three months of 2012 of 1,680 rigs. Average North American oil rigs increased in the first three months of 2013 by 76 rigs, or 4.6%, to 1,724 rigs, surpassing the average North American oil drilling rig count first for the last three months of 2012 of 1,648 rigs. U.S. horizontal-directed rig activity for the first three months of 2013 decreased by 45 rigs, or 3.8%, to 1,127 rigs from 1,172 rigs for the first three months of 2012. Comparatively, U.S. horizontal-directed rig activity for the first three months of 2013 increased by 17 rigs, or 1.5%, to 1,127 rigs, from 1,110 rigs for the last three months of 2012. As a percentage of total average North American rig counts by drilling type, the North American horizontal rig count represented 64.1% and 58.9% total North American rig activity for the three months ended March 31, 2013 and 2012, respectively. Horizontal drilling rigs represented 61.3% of the total average North American rig activity for the last three months of 2012.
Average natural gas prices improved significantly during the first three months of 2013 by $0.96, or 37.9%, to $3.49 from the average natural gas price for the first three months of 2012 of $2.53. Similarly, average natural gas prices improved slightly during the first three months of 2013 by $0.09, or 2.6%, to $3.49 from the average natural gas price for the last three months of 2012 of $3.40. Closer to average winter temperatures in the U.S. supported higher natural gas pricing.
Future economic conditions are expected to remain volatile throughout the remainder of 2013 because of ongoing market and economic uncertainties. Market assessment and operational management efforts remain diligent to mitigate and lessen the potential impact of unfavorable economic conditions and drilling activity volatility.
Pricing pressures continued throughout the first three months of 2013, as overall rig count continued its recovery to first quarter 2012 levels. New products and services, production infrastructure expansion, geographic market expansion, and organic growth help mitigate downward cyclical risk exposure by balancing drilling and production, rental and service activities, domestic and international markets, and natural gas and crude oil activities. In addition, green product development, foreign and domestic market penetration initiatives, and attention to cost pressures are pursued to help ensure margin sustainability.
Capacity expansion for Chemical production, in response to increasing customer demand, continues to be a priority in 2013. In addition, the Company is expanding Drilling product offerings. The Company continues to pursue and develop new and existing market opportunities associated with the Company’s specialty chemical and measurement while drilling (“MWD”) products.
The Company's commitment to research and development (“R&D”) within Chemicals has permitted Flotek to remain responsive to increased demand and continued growth within unconventional liquid-rich and oil sand formation plays. Due to the success in unconventional areas such as the Niobrara and Eagle Ford, the Company expects to continue experiencing increased demand and growth, particularly across the Company's CnF® products. In addition, Drilling has adapted several designs within the motor and Pro series Tool product lines which has allowed the Company to more successfully compete in market areas such as Oklahoma and West Texas. The Company continues to seek opportunities in these and other growth areas.
Capital expenditures totaled $4.4 million and $4.1 million for the three months ended March 30, 2013 and 2012, respectively. The Company actively manages capital expenditures to be responsive to the market, take advantage of strategic opportunities and further increase the Company’s international presence. Future capital expenditures remain contingent upon results of operations.

Consolidated Results of Operations (in thousands):

	Three months ended March 31,
	2013	2012
Revenue	$78,243	$79,195
Cost of revenue	(45,613)	(45,744)
Gross margin	32,630	33,451
Selling, general and administrative costs	(18,017)	(14,913)
Depreciation and amortization	(1,190)	(958)
Research and development	(875)	(832)
Income from operations	12,548	16,748
Loss on extinguishment of debt	—	(5,391)
Change in fair value of warrant liability	—	(3,875)
Interest and other expense, net	(546)	(2,258)
Income before income taxes	12,002	5,224
Income tax expense	(4,237)	(1,618)
Net income	$7,765	$3,606
Three Months Ended March 31, 2013 compared to 2012 - Consolidated
Consolidated revenue for the three months ended March 31, 2013 decreased $1.0 million, or 1.2%, compared to the three months ended March 31, 2012.The net decrease in consolidated revenue was attributable to the decrease in North American drilling activity, which decreased 11.1% period over period, offset by increased international sales and revenue from new customers in key expansion areas.
Consolidated gross margin for the three months ended March 31, 2013 decreased $0.8 million, or 2.5%, compared to the three months ended March 31, 2012. The decline in consolidated gross margin was the result of pricing pressures and shifting product mix within the Chemicals segment, offset by an increase from favorable pricing and margins on international sales within the Company's Artificial Lift segment. The Company's Drilling gross margin for the first quarter of 2013 remained consistent with the comparable period of 2012.
Consolidated income from operations for the three months ended March 31, 2013 decreased $4.2 million, or 25.1%, compared to the three months ended March 31, 2012. The decrease was primarily related to increased selling, general and administrative expenses ("SG&A") coupled with the decreased gross margin noted above. In addition, depreciation and amortization expenses and research and development ("R&D") increased slightly period over period.
SG&A increased $3.1 million, or 20.8%, relative to the comparable period in 2012. The increase was attributable to one-time executive severance expenses ($0.9 million), on going Enterprise Resource Planning ("ERP") enhancement and customization ($0.8 million), headcount and related travel expenses to support efforts to expand the Company's customer base ($0.9 million) and administrative costs related to increased operations and facility expansion ($0.5 million).
Depreciation and amortization expense increased by $0.2 million, or 24.2%, during the first quarter of 2013 relative to the same period in 2012. This increase in depreciation and amortization was primarily attributable to depreciation on capital investments made in 2012 which did not exist in the same comparable first quarter period of 2012, primarily the ERP system and new corporate office facilities.
R&D expense increased by $0.1 million during the first quarter of 2013 compared to the same period of 2012. Management remains committed to its R&D investment in order to ensure timely response to the needs of the Company's customers and to develop market opportunities.
Interest and other expense decreased $1.7 million, or 75.8%, during the three months ended March 31, 2013 relative to the same period in 2012. The decline in interest expense is primarily due to the repayment of the Company's convertible notes of $50.3 million at the end of the fourth quarter of 2012 and $5.2 million during the first quarter of 2013.

Income tax expense increased $2.6 million, or 161.9%, compared to the first quarter of 2012. The increase in income tax expense is primarily due to an increase in income before income taxes of $6.8 million during the first quarter of 2013. The Company's effective income tax rate for the three months ended March 31, 2013 and 2012 was 35.3% and 31.0%, respectively.
Results by Segment

Chemicals (dollars in thousands)
	Three months ended March 31,
	2013	2012
Revenue	$44,650	$47,647
Gross margin	19,113	20,895
Gross margin %	42.8%	43.9%
Income from operations	14,324	17,122
Income from operations %	32.1%	35.9%
Three Months Ended March 31, 2013 compared to 2012 - Chemicals
Revenue for the Chemicals segment decreased $3.0 million, or 6.3%, for the three months ended March 31, 2013 relative to the comparable period during 2012. The decrease in first quarter 2013 revenue was primarily due to a $3.6 million decrease in customer demand for liquids and dry product as a result of decreased drilling and completion activity, offset by an increase in revenue of $0.6 million related to liquid and cement handling activity.
Gross margin for the Chemicals segment declined $1.8 million, or 8.5%, for the first quarter of 2013 compared to the first quarter of 2012. Gross margin percentage declined 1.1%, relative to the comparable period of 2012. Of the $1.8 million Chemicals gross margin decrease, $1.3 million related to decreased drilling and completion activity resulting in reduced revenue as noted above. In addition, $0.4 million of the decrease was due to a shift in product mix from the Company's higher margin products to lower margin products.
Income from operations for the Chemicals segment declined $2.8 million, or 16.3%, for the first quarter of 2013 relative to the comparable period in 2012. The decline in income from operations was attributable to decreased gross margin impact of $1.8 million mentioned above, along with $1.0 million of increased expenses as a result of additional personnel, increased insurance, automobile and travel expenses in support of the Company's efforts to expand it's customer base.

Drilling (dollars in thousands)
	Three months ended March 31,
	2013	2012
Revenue	$28,914	$28,988
Gross margin	11,346	11,509
Gross margin %	39.2%	39.7%
Income from operations	5,419	5,549
Income from operations %	18.7%	19.1%
Three Months Ended March 31, 2013 compared to 2012 - Drilling
Revenue for the Drilling segment decreased $0.1 million, or 0.3%, for the three months ended March 31, 2013 relative to the comparable period in 2012. Revenue remained flat year over year in spite of an 11.7% decline in the U.S. active rig count, weaker oil prices, and pricing pressure from competitors.

•
Product revenue for the three months ended March 31, 2013 increased by $1.5 million to $9.8 million, or 17.7%, compared to $8.4 million for the three months ended March 31, 2012. Improved sales of centralizers, float equipment, motor parts and equipment resulted in increases resulting from enhanced market share, new customer contracts and additional sales to existing customers.

•
Rental revenue for the first quarter of 2013 decreased by $2.3 million, or 12.9%, to $15.7 million from $18.0 million in the first quarter of 2012. Motor rental revenue in the Mid-Continent, Haynesville, and Bakken regions experienced decreased demand for services in the first quarter of 2013 due to key customer reductions in drilling activity and reduced oil and gas drilling service areas. Teledrift rental revenue softened domestically due to demand from customers impacted by the decreased vertical drilling activity, but was offset by international demand resulting in revenue increases in South America and the Middle East.

•
Service revenue for the three months ended March 31, 2013 increased by $0.8 million, or 29.7%, to $3.4 million from $2.6 million at March 31, 2012. The increase in revenue was due to increased prices of services, inspections, additional services offered, and increased customer rig servicing.

Gross margin for the Drilling segment decreased $0.2 million, or 1.4%, for the three months ended March 31, 2013 relative to the comparable period in 2012. Gross margin percentage declined 0.5% relative to the comparable period of 2012. The slight decline in gross margin and gross margin percentage was attributable to pricing pressures from customers seeking relief from market and drilling activity declines in the U.S. mentioned above.
Income from operations for the Drilling segment decreased $0.1 million during the first quarter of 2013 compared to the first quarter of 2012. Income from operations percentage decreased 0.4% relative to the comparable period of 2012. SG&A expenses were comparable for the three months ended March 31, 2013 and 2012.

Artificial Lift (dollars in thousands)
	Three months ended March 31,
	2013	2012
Revenue	$4,679	$2,560
Gross margin	2,171	1,047
Gross margin %	46.4%	40.9%
Income from operations	1,613	516
Income from operations %	34.5%	20.2%
Three Months Ended March 31, 2013 compared to 2012 - Artificial Lift
Revenue for the Artificial Lift segment increased $2.1 million, or 82.8%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase in first quarter revenue was primarily due to increased international sales of $1.6 million and $0.5 million of increased sales related to expansion efforts in North Dakota.
Gross margin for the Artificial Lift segment increased $1.1 million, or 107.4%, during the first quarter of 2013 compared to the first quarter of 2012. Gross margin percentage increased 5.5% relative to the comparable period of 2012. The increase in gross margin and gross margin percentage was due to favorable pricing and margins on international sales made in the first quarter of 2013.
Income from operations for the Artificial Lift segment increased $1.1 million, or 212.6%, during the first quarter of 2013. Income from operations percentage increased 14.3% relative to the comparable period of 2012. The increase in income from operations and income from operations percentage was attributable to the increased margins on international sales noted above and managements focus on maintaining flat administrative and salary expenses relative to increased activity in strategic areas.

Capital Resources and Liquidity
Overview
Ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first quarter of 2013, the Company funded capital requirements primarily with operating cash flows, and in part by a draw upon the Company's Revolving Credit Facility.
The Company's primary source of debt financing is its Revolving Credit Facility with PNC Bank. This credit facility contains provisions for revolving debt of up to $50 million, based on a borrowing base supported by accounts receivable and inventory, and a term loan of $25 million. As of March 31, 2013, the Company had $0.8 million in outstanding borrowings under the revolving debt portion of the credit facility and $24.4 million outstanding under the term loan. At March 31, 2013, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Part I, Item 1 — "Financial Statements” in Note 8 of "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report.
Cash and cash equivalents totaled $0.2 million at March 31, 2013. During 2013, the Company generated $8 million of cash inflows from operations, net of $3.7 million expended in working capital. The Company received gross proceeds of $10 million from draws on it's Revolving Credit Facility and received $1.4 million in proceeds related to lost-in-hole and asset sales. The Company repaid draws of $9.2 million related to its Revolving Credit Facility, $5.2 million of principal on it's convertible debt (completely repaying all convertible debt), $0.6 million in principal payments on it's term loan, and $0.3 million in capital lease payments. The Company also used $4.4 million for capital expenditures.
Plan of Operations for 2013
The Company’s 2013 Plan of Operations anticipates stable industry economic conditions and includes the following initiatives:
• Continue capital expenditure budget for 2013, with remaining total $14.9 million, excluding amounts received from lost-in-hole revenue.
• Expand into identified foreign markets to realize strategic benefits for existing business segments.
•Continue to actively explore opportunities with existing and potential business partners to broaden geographic market penetration and use of new products and services.
• Identify and sell non-core assets and underperforming product lines. In addition to providing liquidity, the sale of non-strategic assets would permit focus of efforts and resources on improvements and market expansion.
• Emphasize development of product lines that could contribute to gross margin improvement.
• Manage operating cash flows through receivables, payables and inventory management.
•Continue to manage working capital and revisit pricing strategies to obtain more favorable market positions.
• Manage asset utilization to enhance and increase operating and market synergies across all business and product lines.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$8,009	$5,715
Net cash used in investing activities	(2,995)	(2,904)
Net cash used in financing activities	(7,446)	(36,164)
Effect of changes in exchange rates on cash and cash equivalents	(20)	13
Net decrease in cash and cash equivalents	$(2,452)	$(33,340)

Operating Activities
Net cash provided by operating activities was $8.0 million and $5.7 million during the three months ended March 31, 2013 and 2012, respectively. Consolidated net income for the three months ended March 31, 2013 totaled $7.8 million, compared to consolidated net income of $3.6 million for the three months ended March 31, 2012.
During the first quarter of 2013, noncash contributions to net income totaled $3.9 million. Contributory non-cash items consist of asset depreciation and amortization ($3.0 million), stock-based compensation expense ($2.2 million) and reductions in deferred income tax expenses ($0.3 million), partially offset by net gains on asset disposals ($1.1 million) and an increase in the tax benefit related to shared-based awards ($0.6 million).
Noncash operating items recognized during the first quarter of 2012 totaled $12.8 million, consisting primarily of an increase in the fair value of the Company's warrant liability ($3.9 million), a loss on extinguishment of debt ($3.6 million), asset depreciation and amortization ($2.6 million), stock compensation expense ($2.2 million), accretion of debt discount ($1.0 million), and deferred income tax expense ($0.5 million), partially offset by a net gain on asset disposals ($1.0 million).
During the first quarter of 2013, changes in working capital used $3.7 million of cash primarily to meet continued market demand for the Company’s products and services. Use of working capital was evidenced by increased accounts receivable ($3.9 million) and decreased accounts payable ($2.4 million) offset by decreased other assets ($1.8 million).
During the first quarter of 2012, working capital used was $10.7 million of cash. The change in working capital was required to meet increased market demand for Flotek’s products and services. Use of working capital and operational growth was primarily evidenced by increased accounts receivable ($3.2 million), decreased income taxes payable ($3.1 million), increased inventory ($2.3 million), decreased interest payable ($1.6 million) and decreased accrued liabilities ($1.5 million) offset by increased accounts payable ($1.2 million).
Investing Activities
Net cash used in investing activities was $3.0 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures were $4.4 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures for the first quarter of 2013 increased slightly over capital expenditures for the first quarter 2012 due to increased investment in equipment and facilities in order to meet continued customer demand. Cash flows used in investing activities were partially offset by proceeds received for assets lost-in-hole and from the sale of fixed assets of $1.4 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.
Financing Activities
Net cash used in financing activities was $7.4 million and $36.2 million for the first quarter of 2013 and 2012, respectively. Net cash used in financing activities during the first quarter of 2013 consisted primarily of repayment of borrowings against the Company's Revolving Credit Facility ($9.2 million), repayments of the Company's convertible notes, monthly term loan payments and payments on capital lease obligations ($6.1 million), purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards ($2.7 million), partially offset by borrowings on the Company's revolving credit facility ($10.0 million). Net cash used in financing activities during the first quarter of 2012 consisted primarily of repayments of senior convertible debt and capital lease obligations of $36.3 million.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013, the Company was not involved in any unconsolidated SPEs.
The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2013.
Application of New Accounting Standards
Effective January 1, 2013, the Company adopted the accounting guidance in Accounting Standards Update ("ASU") No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits a company to perform qualitative assessments regarding the likelihood that an indefinite-lived intangible asset is impaired and subsequently assess the need to perform a quantitative impairment test. Implementation of this standard did not have a material effect on the consolidated financial statements.
Effective January 1, 2013, the Company adopted the accounting guidance in ASU No. 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which provides accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. Implementation of this standard did not have a material effect on the consolidated financial statements.
Item  3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates and, to a limited extent, commodity prices and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the previously identified material weaknesses in internal controls related to the implementation of the Company's new Enterprise Resource Planning “ERP” system as well as those relating to the monthly financial close process, as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, still exist as of March 31, 2013, and the Company's disclosure controls and procedures remain ineffective.

Remediation Plan and Status
Since identifying the deficiencies related to the implementation of the ERP system and the monthly financial close process noted above, the Company has committed the necessary resources to remediate them. Current efforts include (a) modifying employee security roles to limit access within the system, (b) implementing and testing security software to monitor and identify future segregation of duty conflicts, (c) developing and testing additional key financial reports to facilitate analysis of variances from historical and expected results in connection with the monthly close process, and (d) reviewing and modifying the account reconciliation process to accommodate new system processes and data changes.
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
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2013, the Company continued implementation and execution of the remediation measures referenced above to enhance the effectiveness of the Company's overall financial control environment.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Item  1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of the Company's equity securities during the three months ended March 31, 2013 are as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2013 to January 31, 2013	457	$12.94	—	$25,000,000
February 1, 2013 to February 28, 2013	161,624	$14.33	—	25,000,000
March 1, 2013 to March 31, 2013	178,674	$15.05	—	25,000,000
Total	340,755	$14.71	—
(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and (b) to satisfy payments required for common stock upon the exercise of stock options.
(2) In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2013, the Company has not repurchased any of its common stock and $25 million may yet be used to purchase shares.
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

4.4		Form of Exercisable Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 17, 2009).
4.5		Form of Contingent Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 17, 2009).
4.6		Form of Amendment to Warrant to Purchase Common Stock, dated as of June 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 18, 2012).
10.1		Resignation Agreement, dated January 25, 2013 between the Company and Johnna D. Kokenge (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 28, 2013).
10.2		Employment Agreement, dated effective March 13, 2013 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 15, 2013).
10.3		Restricted Stock Agreement, dated effective March 13, 2013 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 15, 2013).
10.4
Fourth Amended and Restated Service Agreement, dated as of April 1, 2013 between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 3, 2013).

10.5		Letter Agreement, dated as of April 1, 2013 between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 3, 2013).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	*	Section 1350 Certification of Principal Executive Officer.
32.2	*	Section 1350 Certification of Principal Financial Officer.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Schema Document.
101.CAL	**	XBRL Calculation Linkbase Document.
101.LAB	**	XBRL Label Linkbase Document.
101.PRE	**	XBRL Presentation Linkbase Document.
101.DEF	**	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/S/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: May 9, 2013

FLOTEK INDUSTRIES, INC.

By:	/S/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer
Date: May 9, 2013