Form 10-Q
period 2013-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2013-08-07
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2013, there were 51,225,900 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,503	$2,700
Restricted cash	—	150
Accounts receivable, net of allowance for doubtful accounts of $783 and $714 at June 30, 2013 and December 31, 2012, respectively	58,264	42,259
Inventories, net	74,467	45,177
Deferred tax assets, net	1,602	1,274
Other current assets	3,123	4,654
Total current assets	142,959	96,214
Property and equipment, net	79,167	56,499
Goodwill	66,271	26,943
Deferred tax assets, net	14,999	16,045
Other intangible assets, net	79,714	24,166
TOTAL ASSETS	$383,110	$219,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,570	$22,373
Accrued liabilities	10,230	6,503
Income taxes payable	1,559	3,479
Interest payable	209	114
Convertible senior notes, net of discount	—	5,133
Current portion of long-term debt	45,770	4,329
Total current liabilities	89,338	41,931
Long-term debt, less current portion	42,991	22,455
Deferred tax liabilities, net	25,631	751
Total liabilities	157,960	65,137
Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 57,753,557 shares issued and 51,220,325 shares outstanding at June 30, 2013; 53,123,978 shares issued and 49,601,495 shares outstanding at December 31, 2012	6	5
Additional paid-in capital	257,121	195,485
Accumulated other comprehensive income (loss)	(184)	(40)
Accumulated deficit	(20,814)	(37,019)
Treasury stock, at cost; 5,134,517 and 2,198,193 shares at June 30, 2013 and December 31, 2012, respectively	(10,979)	(3,701)
Total stockholders’ equity	225,150	154,730
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$383,110	$219,867

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$93,586	$78,303	$171,829	$157,498
Cost of revenue	(55,992)	(45,278)	(101,605)	(91,022)
Gross margin	37,594	33,025	70,224	66,476
Expenses:
Selling, general and administrative	(21,081)	(15,776)	(39,098)	(30,689)
Depreciation and amortization	(2,003)	(1,038)	(3,193)	(1,996)
Research and development	(979)	(622)	(1,854)	(1,454)
Total expenses	(24,063)	(17,436)	(44,145)	(34,139)
Income from operations	13,531	15,589	26,079	32,337
Other income (expense):
Loss on extinguishment of debt	—	(995)	—	(6,386)
Change in fair value of warrant liability	—	6,524	—	2,649
Interest expense	(531)	(2,164)	(965)	(4,415)
Other income (expense), net	170	(343)	58	(350)
Total other income (expense)	(361)	3,022	(907)	(8,502)
Income before income taxes	13,170	18,611	25,172	23,835
Income tax expense	(4,730)	(5,433)	(8,967)	(7,051)
Net income	$8,440	$13,178	$16,205	$16,784

Earnings per common share:
Basic earnings per common share	$0.17	$0.27	$0.33	$0.35
Diluted earnings per common share	$0.16	$0.25	$0.31	$0.33
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	51,086	48,227	49,841	47,890
Weighted average common shares used in computing diluted earnings per common share	53,713	54,032	52,445	50,586

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$8,440	$13,178	$16,205	$16,784
Other comprehensive income (loss):
Foreign currency translation adjustment	(137)	(41)	(157)	(28)
Unrealized gain on investments available for sale	13	—	13	—
Other comprehensive loss	$(124)	$(41)	$(144)	$(28)
Comprehensive income	$8,316	$13,137	$16,061	$16,756

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$16,205	$16,784
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant liability	—	(2,649)
Depreciation and amortization	6,923	5,501
Amortization of deferred financing costs	12	530
Accretion of debt discount	55	2,031
Gain on sale of assets	(2,568)	(2,475)
Stock compensation expense	5,820	5,877
Deferred income tax provision	(422)	746
Excess tax benefit related to share-based awards	(432)	(518)
Non-cash loss on extinguishment of debt	—	4,270
Changes in current assets and liabilities:
Restricted cash	150	—
Accounts receivable, net	(2,540)	2,175
Inventories	(5,970)	(3,089)
Other current assets	2,045	(2,321)
Accounts payable	(8,293)	(1,992)
Accrued liabilities	1,043	604
Income taxes payable	(638)	(2,397)
Interest payable	93	(1,004)
Net cash provided by operating activities	11,483	22,073
Cash flows from investing activities:
Capital expenditures	(9,119)	(9,478)
Proceeds from sale of assets	3,026	2,618
Payments for acquisition, net of cash acquired	(53,396)	—
Purchase of patents and other intangible assets	—	(29)
Net cash used in investing activities	(59,489)	(6,889)
Cash flows from financing activities:
Repayments of indebtedness	(7,649)	(51,535)
Proceeds of borrowings	26,190	—
Borrowings on revolving credit facility	153,571	—
Repayments on revolving credit facility	(116,014)	—
Debt issuance costs	(991)	—
Issuance costs of preferred stock and detachable warrants	(200)	—
Excess tax benefit related to share-based awards	432	518
Purchase of treasury stock	(4,859)	(490)
Proceeds from sale of common stock	352	—
Proceeds from exercise of stock options	128	131
Proceeds from the exercise of stock warrants	6	263
Net cash provided by (used in) financing activities	50,966	(51,113)
Effect of changes in exchange rates on cash and cash equivalents	(157)	(28)
Net increase (decrease) in cash and cash equivalents	2,803	(35,957)
Cash and cash equivalents at the beginning of period	2,700	46,682
Cash and cash equivalents at the end of period	$5,503	$10,725

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2012	53,124	$5	2,198	$(3,701)	$195,485	$(40)	$(37,019)	$154,730
Net income	—	—	—	—	—	—	16,205	16,205
Other comprehensive loss	—	—	—	—	—	(144)	—	(144)
Issuance costs of preferred stock and detachable warrants	—	—	—	—	(200)	—	—	(200)
Stock warrants exercised	5	—	—	—	6	—	—	6
Stock options exercised	333	—	—	—	2,546	—	—	2,546
Stock surrendered for exercise of stock options	—	—	165	(2,418)	—	—	—	(2,418)
Restricted stock granted	791	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	38	—	—	—	—	—
Stock granted in incentive performance plan	217	—	—	—	—	—	—	—
Treasury stock purchased	—	—	316	(4,860)	—	—	—	(4,860)
Excess tax benefit related to share-based awards	—	—	—	—	432	—	—	432
Employee stock purchase plan	—	—	(22)	—	352	—	—	352
Stock compensation expense	—	—	—	—	5,789	—	—	5,789
Stock issued in Florida Chemical Company acquisition	3,284	1	—	—	52,711	—	—	52,712
Return of borrowed shares under share lending agreement	—	—	2,440	—	—	—	—	—
Balance, June 30, 2013	57,754	$6	5,135	$(10,979)	$257,121	$(184)	$(20,814)	$225,150

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven, global developer and supplier of drilling, completion and production technologies and related services. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013 (see Note 3), the Company expanded its energy specialty chemical technologies and added non-energy chemical technologies as a new product line.
Flotek's strategic focus, and that of its diversified wholly-owned subsidiaries (collectively referred to as the “Company”), now includes energy related chemical technologies, drilling and artificial lift technologies, and non-energy chemical technologies. Within energy technologies, the Company provides oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. Flotek's products and services enable customers to drill wells more efficiently, to realize increased production from both new and existing wells and to decrease future well operating costs. Major customers include leading oilfield service providers, pressure-pumping service companies, onshore and offshore drilling contractors, and major and independent oil and gas exploration and production companies. Within non-energy chemical technologies, the Company provides products for the flavor and fragrance industry and the industrial chemical industry. Major customers include beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company is headquartered in Houston, Texas, with operating locations in Florida, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and The Netherlands. Flotek’s products are marketed both domestically and internationally, with international presence and/or initiatives in over 20 countries.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or alternatively by visiting Flotek’s website, www.flotekind.com. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
Business Combinations
Acquisitions are accounted for by applying the acquisition method. Identifiable assets acquired and liabilities assumed are recorded at fair value at the acquisition date. Costs incurred to affect the acquisition are recognized as expenses as incurred.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
Note 3 — Acquisition of Florida Chemical Company, Inc.
On May 10, 2013, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical"), the world's largest processor of citrus oils and a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. The acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. This expands the Company's business into non-energy chemical technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company acquired 100% of the outstanding shares of Florida Chemical's common stock. The purchase consideration transferred is as follows (in thousands):

Cash	$49,500
Common stock (3,284,180 shares)	52,711
Repayment of debt	4,227
Total purchase price	$106,438

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The allocation of purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management's best estimates, supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. The allocation of purchase consideration is as follows (in thousands):

Cash	$331
Net working capital, net of cash	15,574
Property and equipment:
Personal property	13,400
Real property	6,750
Other assets	205
Other intangible assets:
Customer relationships	29,270
Trade names	12,670
Proprietary technology	14,080
Goodwill	39,328
Deferred tax impact of valuation adjustment	(25,170)
Total purchase price allocation	$106,438
The following unaudited pro forma financial information presents results of operations as if the acquisition had occurred as of January 1, 2012. This financial information does not purport to represent the results of operations which would actually have been obtained had the acquisition been completed as of January 1, 2012, or the results of operations that may be obtained in the future. Also, this financial information does no reflect the cost of any integration activities or benefits from the merger and synergies that may be derived from any integration activities, both of which may have a material effect on the consolidated results of operations in the periods following the completion of the merger.
Pro forma financial information is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$100,324	$100,943	$196,174	$204,209
Net income	9,099	13,482	18,072	16,986
Earnings per common share:
Basic	$0.18	$0.28	$0.36	$0.35
Diluted	$0.17	$0.25	$0.34	$0.34
Pro forma adjustments include, but are not limited to, adjustments for amortization expense for acquired finite lived intangible assets, depreciation expense for the fair value of acquired property and equipment, interest expense for increased long-term debt and revolving credit facility borrowings required for the acquisition, and income tax expense on Florida Chemical income before income taxes. In addition, pro forma adjustments eliminate historical amortization, depreciation, and interest expense from the pro forma results of operations.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The acquisition was financed through increased long term debt of $25.0 million, additional borrowings on the Company's revolving credit facility of $28.7 million and issuance of 3.3 million shares of the Company's common stock. An escrow fund totaling $10.0 million has been established to cover the indemnification obligations of Florida Chemical stockholders. Results of Florida Chemical's operations are included in the the Company's consolidated financial statements from the date of acquisition, May 10, 2013. The Company's consolidated statements of operations for both the three and six months ended June 30, 2013 include $14.5 million of revenue and $2.7 million of income from operations related to the operations of Florida Chemical.
The Company incurred $1.1 million of acquisition costs in connection with the transaction which have been expensed as incurred and included in selling, general and administrative expenses.
Note 4 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2013	2012

Supplemental non-cash investing and financing activities:
Value of shares issued in acquisition of Florida Chemical	$52,711	$—
Fair value of warrant liability reclassified to additional paid-in capital	—	13,973
Equipment acquired through capital leases	691	873
Exercise of stock options by common stock surrender	2,418	—
Supplemental cash payment information:
Interest paid	$780	$2,950
Income taxes paid	10,157	8,574
Note 5 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Products	$71,523	$56,425	$127,853	$113,681
Rentals	15,679	16,981	31,419	35,047
Services	6,384	4,897	12,557	8,770
	$93,586	$78,303	$171,829	$157,498
Cost of revenue:
Products	$46,992	$34,136	$81,508	$68,620
Rentals	4,281	7,497	10,798	15,507
Services	2,832	1,831	5,569	3,391
Depreciation	1,887	1,814	3,730	3,504
	$55,992	$45,278	$101,605	$91,022

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Note 6 — Inventories
Inventories are as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$34,224	$12,883
Work-in-process	2,158	342
Finished goods	41,479	34,704
Inventories	77,861	47,929
Less reserve for excess and obsolete inventory	(3,394)	(2,752)
Inventories, net	$74,467	$45,177
Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$4,348	$1,442
Buildings and leasehold improvements	29,029	18,520
Machinery, equipment and rental tools	69,436	54,279
Equipment in progress	7,051	9,382
Furniture and fixtures	2,327	1,358
Transportation equipment	5,570	5,136
Computer equipment and software	6,555	6,743
Property and equipment	124,316	96,860
Less accumulated depreciation	(45,149)	(40,361)
Property and equipment, net	$79,167	$56,499
Depreciation expense, including expense recorded in cost of revenue, totaled $2.9 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $5.4 million and $4.4 million for the six months ended June 30, 2013 and 2012, respectively.
Note 8 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Chemical Technologies	Non-energy Chemical Technologies	Teledrift	Total
Balance at December 31, 2012	$11,610	$—	$15,333	$26,943
Add:
Acquisition of Florida Chemical	18,686	20,642	—	39,328
Balance at June 30, 2013	$30,296	$20,642	$15,333	$66,271
Prior to the acquisition of Florida Chemical, the Company had four reporting units, Chemical Technologies, Drilling Tools, Teledrift, and Artificial Lift Technologies, of which only two, Chemical Technologies and Teledrift, had an existing goodwill balance. For segment reporting purposes, the Teledrift reporting unit is consolidated within the Drilling Technologies segment.
During May 2013, as a result of the Florida Chemical acquisition, the Company recognized $39.3 million of goodwill. During the fair value assessment process, the Company identified two separate reporting units, one which was consolidated within the Chemical Technologies segment and the other which was identified as the Non-energy Chemical Technologies reporting unit and segment. The Company recognized $18.7 million of additional goodwill within the Chemical Technologies reporting unit and $20.6 million of goodwill within the Non-energy Chemical Technologies reporting unit.

Note 9 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$18,403	$1,957	$4,314	$1,654
Customer Lists	52,607	7,606	23,337	6,688
Non-compete agreements	402	402	402	402
Trademarks and brand names	7,191	1,725	6,151	1,513
Other	915	838	915	801
Total finite lived intangible assets acquired	79,518	12,528	35,119	11,058
Deferred financing costs	2,308	1,214	1,290	1,185
Total amortizable intangible assets	81,826	$13,742	36,409	$12,243
Indefinite lived intangible assets:
Trademarks and brand names	11,630		—
Total other intangibles assets	$93,456		$36,409

Carrying value:
Other intangible assets, net	$79,714		$24,166
With the acquisition of Florida Chemical on May 10, 2013, the Company recorded increases in finite lived intangible assets of $14.1 million in patents and technology, $29.3 million in customer lists and $1.0 million in trademarks and brand names. In addition, the Company recorded $11.6 million in indefinite lived trademarks and brand names. These acquired intangible assets are recorded at fair value as of the date of acquisition.
The Company recorded an increase in deferred financing costs of $1.0 million during the six months ended June 30, 2013.
Finite lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite lived intangible assets totaled $1.0 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.
Amortization of deferred financing costs was less than $0.1 million for the three and six months ended June 30, 2013. Amortization of deferred financing costs was $0.2 million and $0.5 million for the three months and six months ended June 30, 2012, respectively.
Note 10 — Convertible Notes, Long-Term Debt and Credit Facility
Convertible notes and long-term debt are as follows (in thousands):

	June 30, 2013	December 31, 2012
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$—	$5,188
Less discount on notes	—	(55)
Convertible senior notes reported as current, net of discount	$—	$5,133
Long-term debt:
Term loan	$49,405	$25,000
Borrowings under revolving credit facility	37,557	—
Capital lease obligations	1,799	1,784
Total long-term debt	88,761	26,784
Less current portion of long-term debt	(45,770)	(4,329)
Long-term debt, less current portion	$42,991	$22,455

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Credit Facility
On September 23, 2011, the Company and certain of its subsidiaries (the “Borrowers”) entered into a Revolving Credit and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. Under terms of the Credit Facility, as amended on May 10, 2013, the Company (a) may borrow up to $75 million under a revolving credit facility and (b) has borrowed $50 million under a term loan.
The Credit Facility is secured by substantially all of the Company’s domestic personal property, including accounts receivable, inventory, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00, a financial covenant to maintain a ratio of funded debt to adjusted EBITDA of not greater than 4.0 to 1.0, and an annual limit on capital expenditures of approximately $36 million. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor pursuant to a guaranty dated September 23, 2011.
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may borrow up to $75 million. This includes a sublimit of $10 million that may be used for letters of credit. The revolving credit facility is secured by substantially all the Company's domestic accounts receivable and inventory.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at June 30, 2013. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At June 30, 2013, $37.6 million was outstanding under the revolving credit facility, with $12.6 million borrowed as base rate loans at an interest rate of 3.75% and $25.0 million borrowed as LIBOR loans at an interest rate of 1.70%.
At June 30, 2013, eligible accounts receivable and inventory securing the revolving credit facility provided availability of approximately $62.0 million under the revolving credit facility.
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and subjective acceleration clauses.
(b) Term Loan
The Company increased borrowing to $50 million under the term loan on May 10, 2013. Monthly principal payments of $0.6 million are required. The unpaid balance of the term loan is due May 10, 2018. Prepayments are permitted, and may be required in certain circumstances. Amounts repaid under the term loan may not be reborrowed. The term loan is secured by substantially all of the Company's domestic equipment and other intangible assets.
The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At June 30, 2013, $49.4 million was outstanding under the term loan, with $1.4 million borrowed as base rate loans at an interest rate of 4.50% and $48.0 million borrowed as LIBOR loans at an interest rate of 2.45%.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
Capital Lease Obligations
The Company leases equipment and vehicles under capital leases. At June 30, 2013, the Company had $1.8 million of capital lease obligations.
Note 11 — Earnings Per Share
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
In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3.8 million shares of the Company’s common stock (see Note 10). Contractual undertakings of the Borrower had the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement were contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per share. The Share Lending Agreement was terminated on January 22, 2013 upon the return of all Borrowed Shares to the Company.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash. Following this repurchase, the Company no longer has any outstanding convertible senior notes. For the six months ended June 30, 2013 and 2012, the Company’s convertible notes were excluded from the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, for the three and six months ended June 30, 2013 and 2012, approximately 0.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share.
Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income - Basic	$8,440	$13,178	$16,205	$16,784
Impact of assumed conversions:
Interest on convertible notes	—	570	—	—
Net income - Diluted	$8,440	$13,748	$16,205	$16,784

Weighted average common shares outstanding - Basic	51,086	48,227	49,841	47,890
Assumed conversions:
Incremental common shares from warrants	1,429	1,657	1,421	1,678
Incremental common shares from stock options	1,174	983	1,167	977
Incremental common shares from restricted stock units	24	73	16	41
Incremental common shares from convertible senior notes	—	3,092	—	—
Weighted average common shares outstanding - Diluted	53,713	54,032	52,445	50,586

Basic earnings per common share	$0.17	$0.27	$0.33	$0.35
Diluted earnings per common share	$0.16	$0.25	$0.31	$0.33
Note 12 — Fair Value Measurements
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
Liabilities Measured at Fair Value on a Recurring Basis
The Company had no liabilities required to be measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. There were no transfers in or out of either Level 1 or Level 2 fair value measurements during the six months ended June 30, 2013 and the year ended December 31, 2012. During the six months ended June 30, 2013 and the year ended December 31, 2012, there were no transfers in or out of the Level 3 hierarchy.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Changes in Level 3 liabilities are as follows (in thousands):

	Six months ended June 30, 2013	Year ended December 31, 2012
Balance, beginning of period	$—	$16,622
Fair value adjustments, net	—	(2,649)
Reclassification to additional paid-in capital	—	(13,973)
Net transfers in/(out)	—	—
Balance, end of period	$—	$—
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
Fair Value of Other Financial Instruments
The carrying value and estimated fair value of the Company’s marketable securities, convertible notes and long-term debt are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$199	$199	$—	$—
2008 Notes (1)	—	—	5,133	5,163
Term loan	49,405	49,405	25,000	25,000
Capital lease obligations	1,799	1,729	1,784	1,736

(1)The carrying value of the 2008 Notes represents the discounted debt component only, while the fair value of the Notes is based on the market value of the respective notes, including convertible equity features.
The estimated fair value of the 2008 Notes is based upon quoted market prices. The carrying value of the term loan approximates its fair value because the interest rate is variable. The fair value of capital lease obligations is based on recent lease rates adjusted for a risk premium.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the six months ended June 30, 2013 and 2012.

Note 13 — Income Taxes
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.
A reconciliation of the effective tax rate to the U.S. federal statutory tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.4	2.9	2.7
Change in valuation allowance	(0.3)	0.5	(0.2)	(4.2)
Warrant liability fair value adjustment	—	(6.5)	—	(1.7)
Domestic production activities deduction	(2.4)	(2.5)	(2.4)	(2.3)
Other	0.3	(0.7)	0.3	0.1
Effective income tax rate	35.9%	29.2%	35.6%	29.6%
Fluctuations in effective tax rates were historically impacted by non-cash changes in the fair value of the Company’s warrant liability, permanent tax differences with no associated income tax impact, and existing deferred tax asset valuation allowances.
The change in the net deferred tax asset (liability) relates primarily to an increase in deferred tax liabilities from the acquisition of Florida Chemical. Deferred taxes are presented in the balance sheets as follows (in thousands):

	June 30, 2013	December 31, 2012
Current deferred tax assets	$1,602	$1,274
Non-current deferred tax assets	14,999	16,045
Non-current deferred tax liabilities	(25,631)	(751)
Net deferred tax assets (liabilities)	$(9,030)	$16,568
As part of its acquisition assessment, the Company recognized a deferred tax asset related to Florida Chemical's allowance for doubtful accounts and inventory obsolescence reserve expected to be realized in the future. In addition, the Company recorded a deferred tax liability for the difference between the assigned fair values of the tangible and intangible assets acquired and the tax bases of those assets.
Note 14 — Convertible Preferred Stock and Stock Warrants
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
The gross proceeds from issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and warrants relative fair values. The Company obtained third-party valuations to assist in quantifying the relative fair value of the Unit's debt and equity components. The fair value of the warrants was determined with the Black-Scholes option-pricing model assuming a five-year term, a volatility rate of 54%, a risk-free rate of return of 2.7%, and an assumed dividend rate of zero. The fair value of the preferred stock component was determined based upon a valuation of the beneficial conversion right and the host contract. The fair value of the beneficial conversion right was estimated based upon a Monte Carlo simulation of the Company’s possible future stock price to assess the likelihood of conversion. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount recognized upon the allocation of proceeds to the detachable warrants) as preferred stock in stockholders’ equity. The fair value of the detachable warrants was assessed at $5.2 million and recorded as a warrant liability. The Company determined that the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

conversion option embedded within the preferred stock had intrinsic value beneficial to the holders of the preferred stock. The intrinsic value was determined to be $5.2 million and was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be thirty-six months based upon an evaluation of the conversion options.
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
At June 30, 2013, Exercisable and Contingent Warrants to purchase up to 1,539,250 shares of common stock at $1.21 per share remain outstanding.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Note 15 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013 (see Note 3), the Company added operations in a new segment, Non-energy Chemical Technologies. The operations of the Company are now categorized into four reportable segments: Chemical Technologies, Non-energy Chemical Technologies, Drilling Technologies and Artificial Lift Technologies.

•
Chemical Technologies designs, develops, manufactures, packages and markets specialty chemicals, some of which hold patent protection, used in oil and gas well cementing, stimulation, acidizing, drilling and production. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

•
Non-energy Chemical Technologies designs, develops and manufactures products that are sold to companies in the flavor and fragrance industry and specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

•	Drilling Technologies rents, sells, inspects, manufactures and markets downhole drilling equipment used in energy, mining, water well and industrial drilling activities.

•
Artificial Lift Technologies assembles and markets artificial lift equipment, including the Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas, oil and coal bed methane production activities.

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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Chemical Technologies	Non-energy Chemical Technologies	Drilling Technologies	Artificial Lift Technologies	Corporate and Other	Total
2013
Net revenue from external customers	$47,709	$12,675	$29,785	$3,417	$—	$93,586
Gross margin	20,586	3,693	12,455	860	—	37,594
Income (loss) from operations	14,729	2,347	5,782	330	(9,657)	13,531
Depreciation and amortization	809	252	2,415	60	354	3,890
Total assets	119,137	104,201	118,722	13,296	27,754	383,110
Capital expenditures	1,933	35	2,141	70	557	4,736

2012
Net revenue from external customers	$45,992	$—	$29,801	$2,510	$—	$78,303
Gross margin	20,217	—	12,005	837	(34)	33,025
Income (loss) from operations	16,350	—	6,444	385	(7,590)	15,589
Depreciation and amortization	458	—	2,302	51	42	2,853
Total assets	54,769	—	119,050	9,298	18,561	201,678
Capital expenditures	913	—	2,946	55	1,445	5,359

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of and for the six months ended June 30,	Chemical Technologies	Non-energy Chemical Technologies	Drilling Technologies	Artificial Lift Technologies	Corporate and Other	Total
2013
Net revenue from external customers	$92,359	$12,675	$58,699	$8,096	$—	$171,829
Gross margin	39,699	3,693	23,801	3,031	—	70,224
Income (loss) from operations	29,053	2,347	11,201	1,943	(18,465)	26,079
Depreciation and amortization	1,269	252	4,777	121	504	6,923
Total assets	119,137	104,201	118,722	13,296	27,754	383,110
Capital expenditures	2,958	35	3,002	1,067	2,057	9,119

2012
Net revenue from external customers	$93,639	$—	$58,790	$5,069	$—	$157,498
Gross margin	41,132	—	23,515	1,884	(55)	66,476
Income (loss) from operations	33,472	—	11,994	901	(14,030)	32,337
Depreciation and amortization	862	—	4,461	95	83	5,501
Total assets	54,769	—	119,050	9,298	18,561	201,678
Capital expenditures	2,163	—	5,340	68	1,907	9,478
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
U.S.	$83,488	$69,912	$149,510	$137,883
Other countries	10,098	8,391	22,319	19,615
Total	$93,586	$78,303	$171,829	$157,498
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Customer A	16.9%	13.1%	17.2%	14.5%
Customer B	*	10.6%	*	10.8%
Customer C	*	10.6%	*	*
* This customer did not account for more than 10% of revenue.
Over 98% of the revenue from major customers was for sales within the Chemical Technologies segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Note 16— Commitments and Contingencies
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
Certain raw materials used by the Chemical Technologies segment to manufacture proprietary complex nanofluids™ (“CnF®”) products are obtainable from limited sources. Certain mud-motor inventory parts in the Drilling Technologies segment and stock parts in the Artificial Lift Technologies segment are primarily sourced from China.
The Company is subject to significant concentrations of credit risk within trade accounts receivable as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is maintained at one major financial institution and balances often exceed insurable amounts.
Note 17— Subsequent Event
In July 2013, the Company entered into a non-binding Letter of Intent to acquire Eclipse IOR Services, LLC, a leading provider of enhanced recovery technologies for oil and natural gas producers. Subject to successful completion of due diligence, total consideration is expected to be approximately $6.5 million.

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
In May 2013, Flotek Acquisition Inc., a direct, wholly owned subsidiary of the Company (“Acquisition Sub”) and Florida Chemical Company, Inc. ("Florida Chemical"), entered into an Agreement and Plan of Merger under which Acquisition Sub agreed to acquire 100% of the issued and outstanding shares of common stock and assume all outstanding debt of Florida Chemical.  According to the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both the Company and Florida Chemical, Florida Chemical was merged with and into Acquisition Sub with Acquisition Sub continuing as the surviving entity (the “Merger”). The closing of the Merger occurred simultaneously with the signing of the Merger Agreement. At the time of the closing, the name of Acquisition Sub was changed to Florida Chemical Company, Inc. Florida Chemical is a leader in the citrus industry by pioneering solvent, chemical synthesis, and flavor and fragrance applications from citrus oils.
Through its acquisition of Florida Chemical, Flotek further diversified its business by acquiring the world's largest processor of citrus oils, bringing a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. Non-energy Chemical Technologies ("NECT") provides alternative chemistries to the household and industrial markets as well as citrus derivatives to the flavor and fragrance industry.
Through the newly acquired business Flotek now processes citrus oils into high value compounds that are used as additives by companies in the flavors and fragrances markets and environmentally friendly chemicals for use primarily in the oil and gas industry. Through its acquired capabilities of Florida Chemical, Flotek sources citrus oil domestically and internationally and estimates it currently processes approximately one third of the global supply of citrus oil. Additionally, the Company will combine the research efforts of the newly acquired business with existing organic R&D effort to strengthen its focus on developing environmentally responsible products for the oil and gas industry and other markets.

The transaction was financed through increased long term debt of $25.0 million, additional borrowings on the Company's existing revolving credit facility of $28.7 million and issuance of 3.3 million shares of the Company's common stock. In the Merger, all of the issued and outstanding shares of Florida Chemical common stock were converted into the right to receive an aggregate amount of consideration equal to 3,284,180 shares of common stock of the Company and $49.5 million in cash. The Merger Agreement also provides for an escrow agreement that establishes an escrow fund totaling $10.0 million to cover the indemnification obligations of Florida Chemical's former stockholders, consisting of equal parts cash and common stock of the Company.
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (the “U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Australia and Asia.
Flotek’s operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013 (see Note 3), the Company added operations in a new segment, Non-energy Chemical Technologies. The operations of the Company are now categorized into 4 reportable segments: Chemical Technologies, Non-energy Chemical Technologies, Drilling Technologies and Artificial Lift Technologies.

•
Chemical Technologies designs, develops, manufactures, packages and markets specialty chemicals, some of which hold patent protection, used in oil and gas well cementing, stimulation, acidizing, drilling and production. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

•
Non-Energy Chemical Technologies designs, develops and manufactures products that are sold to companies in the flavor and fragrance industry and specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

•	Drilling Technologies rents, sells, inspects, manufactures and markets downhole drilling equipment used in energy, mining, water well and industrial drilling activities.

•
Artificial Lift Technologies assembles and markets artificial lift equipment, including the Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas, oil and coal bed methane production activities.

Historical North American drilling activity and commodity prices are reflected in the table below:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
North American Average Active Drilling Rigs
U.S.	1,761	1,970	(10.6)%	1,759	1,980	(11.2)%
Canada	152	177	(14.1)%	342	380	(10.0)%
Total Average North American Drilling Rigs	1,913	2,147	(10.9)%	2,101	2,360	(11.0)%
U.S. Average Active Drilling Rigs by Type
Vertical	455	569	(20.0)%	448	585	(23.4)%
Horizontal	1,088	1,169	(6.9)%	1,107	1,170	(5.4)%
Directional	218	232	(6.0)%	204	225	(9.3)%
Total Average U.S. Drilling Rigs by Type	1,761	1,970	(10.6)%	1,759	1,980	(11.2)%
Oil vs. Natural Gas Average North American Drilling Rigs
Oil	1,489	1,496	(0.5)%	1,607	1,588	1.2%
Natural Gas	424	651	(34.9)%	494	772	(36.0)%
Total Average Oil vs Natural Gas Drilling Rigs	1,913	2,147	(10.9)%	2,101	2,360	(11.0)%
Average Commodity Prices
West Texas Intermediate Crude Oil ($/bbl)	$94.05	$93.43	0.7%	$94.18	$98.15	(4.0)%
Natural Gas Prices ($/mmBtu)	$4.02	$2.29	75.5%	$3.76	$2.37	58.6%
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
Customers’ exploration and production (“E&P”) budgets, in many instances, depend upon revenue generated from natural gas, oil and precious mineral sales. Lower gas, oil and mineral prices usually translate into lower exploration and production budgets with increased exploration and productions budgets when gas, oil and mineral prices are high. Underlying commodity prices are influenced by changes in market supply and demand driven by overall economic activity, weather, pipeline capacity, inventory storage, commodity markets, futures trading, and a variety of other factors. The continued price divergence between gas and oil drilling objectives continues to drive a shift in active rig counts from natural gas drilling to liquid-rich gas and oil drilling activity.
During the three and six months ended June 30, 2013, total North American active drilling rig count saw a decrease when compared to the comparable periods of 2012, primarily in natural gas drilling rigs. Overall activity decreased in both periods by approximately 11% compared to the same periods in 2012. The average spot price for West Texas Intermediate was $94.18 for the first six months of 2013, relatively consistent with the average spot price of $98.15 for the first six months of 2012. The average spot price for West Texas Intermediate was $94.05 for the three months ended June 30, 2013, relatively consistent with the average spot price of $93.43 for the three months ended June 30, 2012, a decrease of only 0.7%. The stable prices of petroleum year over year have provided relative stability in North American active drilling rigs.
Similarly, total average U.S. drilling rigs by type have remained relatively consistent with prior periods decreasing likewise by 11% for the three and six months ended June 30, 2013 compared to the same periods of 2012. Within U.S. drilling rigs by type, a modest shift did occur with decreases ranging from 5% to 9% in drilling rig activity by horizontal and directional drilling rigs for the three and six months ended June 30, 2013 periods when compared to the comparable periods of 2012, with a decrease of 20% and 23% in vertical drilling rig activity for the three and six months ended June 30, 2013, respectively, when compared to the 2012 periods.
Average North American oil drilling rig activity remained relatively flat as well decreasing by only 0.5% and increasing by only 1.2% for the three and six months ended June 2013, respectively, when compared to the same periods of 2012. As a direct result of a continuation of depressed natural gas prices average North American natural gas drilling rigs have decreased by 35% and 36% for the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012. Although average natural gas prices have improved during the first six months of 2013 by $1.39, or 58.6%, to $3.76 from the average natural gas price for the six months ended June 30, 2012 of $2.37 and by $1.73, or 75.5%, to $4.02 from the average natural gas price for the three months ended June 30, 2012 of $2.29, prices are only 50% of the average annual 2008 natural gas prices of $8.07 only 5 years ago. Natural gas prices remain depressed as a result of excess natural gas production within unconventional U.S. shale regions and consequential impact on natural gas inventories, as well as the impact of natural gas drilling efficiencies resulting from such technologies as fracturing and enhanced oil recovery techniques and warmer winter temperatures.
Future economic conditions are expected to remain volatile throughout the remainder of 2013 because of ongoing market and economic uncertainties. During the three months ended June 30, 2013, the Company noted continued pricing pressures as rig activity for the period struggled to increase. Given the continued volatility within the current economy and the discriminatory nature of credit access from the financial markets, the Company anticipates the level of drilling and workover activity and the demand for services to remain competitive as customer capital budgets remain tight.
Market assessment and operational management efforts remain diligent to mitigate and lessen the potential impact of unfavorable economic conditions and drilling activity volatility. The Company continues to focus on increased research and development activities, differentiation of products and services, increased marketing efforts surrounding the enhanced recovery capabilities of the Company's green products and development, production infrastructure expansion, geographic market expansion, and organic and inorganic growth to help mitigate downward cyclical risk exposure by balancing drilling and production, rental and service activities within unconventional areas such as the Bakken, Eagle Ford and Marcellus shales, and Permian Basin and international markets. The Company works to maintain a portfolio of products which are adaptable to meet our customer's demands for customized products for the various drilling environments and terrain in which our customers operate.

The Company's commitment to research and development ("R&D") continues to permit the Company to remain responsive to increased demand and continued growth within unconventional liquid-rich and oil sand formation plays. The Company continues investment in research and development, capital investment and organic as well as inorganic expansion where strategic opportunities may arise. The Company remains committed to continued development of its product technologies and believes the new growth of its business through the recent acquisition of Florida Chemical will strategically advance our existing assets and technologies to better serve our customers' needs as well as expand our customer base and improve revenue and margins. Due to the success in unconventional areas such as the Niobrara and Eagle Ford, the Company believes Flotek is well positioned to respond to increased demand for the Company's suite of hydrocarbon stimulation and completion products, particularly the Company's CnF® chemistries. In addition, Drilling Technologies adapted designs within the motor and Teledrift Pro-series Tool product lines has and will continue to allow the Company to more successfully contest in market areas such as Oklahoma and West Texas and other drilling markets.
Capacity expansion for Chemical Technologies' production, in response to increasing customer demand, continues to be a priority in 2013. In addition, the Company is expanding Drilling Technologies' product offerings. The Company continues to pursue and develop new and existing market opportunities associated with the Company’s specialty chemical and measurement while drilling (“MWD”) products.
Capital expenditures totaled $9.1 million and $9.5 million for the six months ended June 30, 2013 and 2012, respectively. The Company actively manages capital expenditures to be responsive to the market, take advantage of strategic opportunities and further increase the Company’s international presence. Future capital expenditures remain contingent upon results of operations.
Consolidated Results of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$93,586	$78,303	$171,829	$157,498
Cost of revenue	(55,992)	(45,278)	(101,605)	(91,022)
Gross margin	37,594	33,025	70,224	66,476
Selling, general and administrative costs	(21,081)	(15,776)	(39,098)	(30,689)
Depreciation and amortization	(2,003)	(1,038)	(3,193)	(1,996)
Research and development	(979)	(622)	(1,854)	(1,454)
Income from operations	13,531	15,589	26,079	32,337
Loss on extinguishment of debt	—	(995)	—	(6,386)
Change in fair value of warrant liability	—	6,524	—	2,649
Interest and other expense, net	(361)	(2,507)	(907)	(4,765)
Income before income taxes	13,170	18,611	25,172	23,835
Income tax expense	(4,730)	(5,433)	(8,967)	(7,051)
Net income	$8,440	$13,178	$16,205	$16,784

Consolidated Results of Operations: Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012
Consolidated revenue for the second quarter and year to date periods ended June 30, 2013 increased $15.3 million, or 19.5%, and $14.3 million, or 9.1%, respectively, relative to the comparable periods of 2012. The increase in revenue for both periods was primarily due to the acquisition of Florida Chemical contributing incremental revenue of $14.5 million during the periods. Excluding the impact of the acquisition, revenue for the quarter ended June 30, 2013 increased by $0.8 million or 1.0% to $79.1 million, the second highest revenue generating quarter in the Company's history. Excluding the impact of the acquisition, year to date earnings decreased $0.2 million or 0.1%, essentially flat when compared with the year to date 2012 revenue, while total average North American drilling activity decrease by 11%.
The consolidated gross margin for the quarter and year to date periods ended June 30, 2013 increased $4.6 million, or 13.8%, and $3.7 million, or 5.6%, respectively, relative to comparable periods of 2012. The increase in gross margin was primarily due to the acquisition of Florida Chemical Company contributing incremental gross margin of $4.9 million. Excluding the impact on gross margin of the acquisition, gross margins for the quarter and year to date ended June 30, 2013 decreased by $0.3 million, or 1.0% and $1.1 million, or 1.7% respectively. The decline in gross margins was primarily due to a shift in product mix within the Chemical Technologies segment from high margin products to lower margin products, offset by increased gross margins attributed to product price increases within the Drilling Technologies segment.
Selling, general and administrative expenses (“SG&A”) are not directly attributable to products sold or services provided. SG&A for the quarter ended June 30, 2013 increased by $5.3 million, or 33.6% compared to the same period of 2012. Excluding the incremental SG&A costs of the Florida Chemical business acquired ($1.7 million), SG&A costs increased $3.6 million, or 22.8% compared to the same period of 2012. SG&A cost increased $3.6 million as a result of increased headcount and travel related costs to support efforts to expand the Company's customer base ($1.7 million), expenses related to the Florida Chemical acquisition ($1.1 million) and increased insurance and other costs related to operational growth and facility expansion ($.8 million).
SG&A costs for the year to date period ended June 30, 2013 increased by $8.4 million, or 27.4% compared to the same period of 2012. Excluding the incremental SG&A costs of the Florida Chemical business acquired ($1.7 million), SG&A cost increased $6.7 million as a result of increased headcount and travel related costs to support efforts to expand the Company's customer base ($2.6 million), insurance costs related to increased operational growth and facility expansion ($1.3 million), expenses related to the Florida Chemical acquisition ($1.1 million), executive severance incurred in the first quarter of 2013 ($0.9 million), and costs incurred primarily in the first quarter of the 2013 period associated with implementation of the Company's new ERP system ($0.8 million).
Depreciation and amortization expense for the quarter and year to date periods ended June 30, 2013 increased by $1.0 million or 93.0%, and $1.2 million or 60.0% relative to comparable periods of 2012, respectively. This increase for the quarter and year to date periods was primarily attributable to incremental amortization of intangible assets recognized as part of the acquisition of Florida Chemical ($0.6 million). The remaining increase in the quarter and year to date periods ended June 30, 2013 is due to increased depreciation expenses resulting from capital assets additions during the second half of 2012, unmatched in the first half of 2013, related to the new ERP system and new corporate offices.
R&D expense increased $0.4 million or 57.4% and $0.4 million or 27.5% for the quarter and year to date periods ended June 30, 2013, respectively, over the same comparable periods of 2012. The increase in R&D is primarily attributable to new product development, and remaining responsive to increased demand and continued growth of our existing product lines. Management remains committed to R&D investment.
Interest and other expense for the quarter and year to date periods ended June 30, 2013 decreased by $2.1 million, or 85.6%, and $3.9 million, or 81.0% relative to comparable periods of 2012, respectively. The decline in interest expense was primarily due to the repayment of the Company's convertible notes of $50.3 million at the end of the fourth quarter of 2012 and $5.2 million during the first quarter of 2013.
The Company recorded an income tax provision of $4.7 million for the quarter ended June 30, 2013, corresponding to an effective tax rate of 35.9% compared to an income tax provision of $5.4 million for the quarter ended June 30, 2012, reflecting an effective tax rate of 29.2%. The income tax provision was $9.0 million corresponding to an effective tax rate of 35.6% for the six months ended June 30, 2013, compared to an income tax provision of $7.1 million reflecting an effective tax rate of 29.6% for the comparable period in 2012. Fluctuations in effective tax rates were historically impacted by non-cash changes in the fair value of the Company’s warrant liability, permanent tax differences with no associated income tax impact, and existing deferred tax asset valuation allowances.
Results by Segment

Chemical Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$47,709	$45,992	$92,359	$93,639
Gross margin	20,586	20,217	39,699	41,132
Gross margin %	43.1%	44.0%	43.0%	43.9%
Income from operations	14,729	16,350	29,053	33,472
Income from operations %	30.9%	35.5%	31.5%	35.7%

Chemical Technologies Results of Operations: Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012
Chemical Technologies revenue for the quarter ended June 30, 2013 increased $1.7 million, or 3.7%, relative to the comparable period of 2012. Excluding the incremental revenue impact of the Florida Chemical acquisition of $1.8 million, revenue remained flat ($45.9 million) for the quarter ended June 30, 2013, a decrease of $0.1 million, or 0.2% compared to the same period of 2012. The slight decrease of $0.1 million was due to decreased international product sales. Chemical Technologies revenue for year to date ended June 30, 2013 decreased $1.3 million, or 1.4%, relative to the comparable period of 2012. Excluding the incremental revenue impact of the Florida Chemical acquisition of $1.8 million, revenue decreased by $3.1 million, or 3.3%, resulting in $90.5 million of revenue for the year to date period ended June 30, 2013. The $3.1 million decrease in revenue was due to a decrease in customer demand for liquids and dry product as a result of decreased drilling and completion activity early in 2013 ($3.6 million) primarily due to decreased international product sales ($3.2 million), partially offset by an increase in revenue related to liquid and cement handling activity ($0.5 million).
Chemical Technologies’ gross margin for the quarter ended June 30, 2013 increased $0.4 million, or 1.8%, but decreased $1.4 million, or 3.5%, for the six months ended June 30, 2013. Excluding the quarter and year to date gross margin impact of Florida Chemical ($1.2 million), gross margins for the quarter and six months ended June 30, 2013 decreased by $0.8 million and $2.6 million, respectively. The decline in gross margin for both periods was partially due to a change in product mix from higher margin products to lower margin products. Non-proprietary products with lower gross margin returns were a higher percentage of total sales during both periods than in the same comparable periods of 2012.
Income from operations for the Chemical Technologies segment declined $1.6 million, or 9.9%, and $4.4 million, or 13.2%, during the quarter and year to date ended June 30, 2013, respectively, relative to the same comparable periods in 2012. Excluding the incremental impact of the quarter and year to date contribution to operating income of Florida Chemical of $0.3 million for both periods ended June 30, 2013, the quarter and year to date income from operations decreased by $1.9 million, or 11.9% and $4.7 million, or 14.2%, respectively, to $14.4 million and $28.7 million for quarter and year to date periods ended June 30, 2013.
The quarterly decrease in income from operations of $1.9 million is attributable to the related decreased margin for the quarter noted above($0.8 million), higher costs related to headcount, salary increases and travel related costs ($0.4 million), increased office costs ($0.4 million) and increased R&D costs ($0.3 million). The year to date decrease in income from operations of $4.7 million is attributable to the related decreased margin for the year to date period noted above ($2.6 million), higher costs related to headcount, salary increases and travel related costs ($1.1 million), increased office costs ($0.6 million) and increased R&D costs ($0.4 million).

Non-energy Chemical Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$12,675	$—	$12,675	$—
Gross margin	3,693	—	3,693	—
Gross margin %	29.1%	—%	29.1%	—%
Income from operations	2,347	—	2,347	—
Income from operations %	18.5%	—%	18.5%	—%

NECT Results of Operations: Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012
NECT revenue for the second quarter and year to date periods ended June 30, 2013 were $12.7 million. Revenue for the period is incremental to the Company for both the periods as the segment is a new segment acquired during the second quarter of 2013, for which no comparable activity existed in the same comparable periods of 2012. NECT revenue is primarily driven by demand for d-limonene and other bio-based chemistries the Company offers globally to a multitude of industries as well as from citrus isolates the Company produces for the flavor and fragrance industry. Additionally, revenue results are subject to market seasonality and availability of raw materials. Results provided above represent only two months of activity, May 2013 and June 2013, of the periods presented.
NECT gross margin for the second quarter and year to date periods ended June 30, 2013 were $3.7 million contributing incrementally to the Company's overall consolidated margin as part of the new segment of business acquired during the second quarter of 2013. The primary drivers of the segments margins of the NECT segment are demand for the Company's bio-based chemistries and the high value flavor and fragrance isolates. The general direction of the citrus oil markets and seasonality of flavor compounds can also impact margin results.
Income from operations for the second quarter and year to date periods ended June 30, 2013 were $2.3 million, contributing incrementally to the Company's overall consolidated income from operations over the comparable periods of 2012.

Drilling Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$29,785	$29,801	$58,699	$58,790
Gross margin	12,455	12,005	23,801	23,515
Gross margin %	41.8%	40.3%	40.5%	40.0%
Income from operations	5,782	6,444	11,201	11,994
Income from operations %	19.4%	21.6%	19.1%	20.4%
Drilling Technologies Results of Operations: Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012
Drilling Technologies revenue for the quarter and year to date periods ended June 30, 2013 remained flat year over year despite an 11.0% decline in the U.S. active rig count and pricing pressure from competitors.

•
Product revenue for the second quarter and year to date periods ended June 30, 2013 increased $0.5 million, or 5.4% and $2.6 million, or 14.7% respectively, relative to the same periods in 2012. Improved sales of centralizers, float equipment, and motor parts and equipment in the Northeast, Bakken, and Eagleford regions resulted from more competitive customer pricing due to better material outsourcing, new customer contracts and higher sales to existing customers.

•
Rental revenue for the second quarter and year to date periods ended June 30, 2013 decreased $1.3 million, or 7.7% and $3.6 million, or 10.4%, respectively, relative to comparable periods in 2012. Motor rental revenue has declined by 35% in 2013 due to increased competition, competitive pricing pressure, and selection of more lucrative job opportunities which all led to loss of revenue, but increased margins on remaining asset rentals.

•
Service revenue for the second quarter and year to date periods ended June 30, 2013 increased $0.8 million, or 25.0% and $0.9 million, or 15.2%, respectively, relative to comparable periods in 2012. The increased service revenue was primarily related to increased rig installations, service offerings and pricing.

Drilling Technologies gross margin for the quarter and year to date periods ended June 30, 2013 increased by $0.5 million, or 3.7%, and $0.3 million, or 1.2%, respectively over comparable periods of 2012. The increase was primarily due to increased rental pricing, minimums on current motor rentals and on non-motor related rentals, and increased service charges with higher margins.
Drilling Technologies income from operations for the quarter and year to date periods ended June 30, 2013 decreased by $0.7 million, or 10.3%, and $0.8 million, or 6.6%, respectively over the same periods in 2012 primarily due to higher professional fees and increased benefit and insurance costs in 2013.

Artificial Lift Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$3,417	$2,510	$8,096	$5,069
Gross margin	860	837	3,031	1,884
Gross margin %	25.2%	33.3%	37.4%	37.2%
Income from operations	330	385	1,943	901
Income from operations %	9.7%	15.3%	24.0%	17.8%

Artificial Lift Technologies Results of Operations: Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012
Revenue for the Artificial Lift Technologies segment for the quarter and year to date periods ended June 30, 2013 increased $0.9 million, or 36.1%, and $3.0 million, or 59.7%, respectively, relative to the same periods in 2012. Sales of pumps and pump equipment have increased due to a rebound in the gas workover drilling market and the diversification into more oil related pump sales in the Bakken. Sales of valves and valve assemblies internationally have also grown in 2013.
Artificial Lift Technologies gross margin increased by $23.0 thousand or 2.7% and $1.1 million or 60.9% for the quarter and year to date periods ended June 30, 2013, respectively, relative to the same periods in 2012. The increase in gross margin is primarily due to higher margins on international valve sales and increased pump sales.
Income from operations for the quarter ended June 30, 2013 decreased by $0.1 million or 14.3% compared to the quarter ended June 30, 2012, but increased $1.0 million or 115.6%, for the year to date period ended June 30, 2013. The increase in income from operations quarter over quarter was due to improved cost control measures for selling and administrative expenses and resulting improved gross margins noted above. The increase in income from operations year over year was the result of improved gross margins noted above.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 of "Notes to Unaudited Consolidated Financial Statements" and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates.
As part of the acquisition process the Company reaffirmed policies and estimates surrounding business combination in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically, utilizing the guidance of Accounting Standards Codification ("ASC") Topic 805, formerly Statement of Financial Accounting Standards ("SFAS") No. 141R, as amended by FSP SAFAS No. 141(R)-1 which became effective on January 1, 2009. ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the identifiable assets acquired and liabilities assumed at fair value at the acquisition date at their estimated fair values on the acquisition date, to recognize and measure pre-acquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition relates costs. Though the Company has implemented business combination accounting guidance, there have been no significant changes in the Company’s critical accounting estimates during the three months ended June 30, 2013.
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
Capital Resources and Liquidity
Overview
Ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first half of 2013, the Company funded capital requirements primarily with operating cash flows, and draws upon the Company's Revolving Credit Facility. Additionally, during the first half of 2013, the Company financed the acquisition of Florida Chemical through a combination of cash, additional term borrowings, advances on its revolving credit facility, and issuance of common stock.
The Company's primary source of debt financing is its Revolving Credit Facility with PNC Bank. This credit facility contains provisions for revolving debt of up to $75.0 million, based on a borrowing base supported by accounts receivable and inventory, and a term loan of $50.0 million. As of June 30, 2013, the Company had $37.6 million in outstanding borrowings under the revolving debt portion of the credit facility and $49.4 million outstanding under the term loan. At June 30, 2013, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Part I, Item 1 — "Financial Statements” in Note 10 of "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report.
Cash and cash equivalents totaled $5.5 million at June 30, 2013. During the first half of 2013, the Company generated $11.5 million of cash inflows from operations, net of $14.1 million expended in working capital. The Company used a net $59.5 million of cash in investing activities. The Company used $9.1 million for capital expenditures and a net $53.4 million for the purchase of Florida Chemical. Partially offsetting the cash outflows in investing activities were proceeds of $3.0 million from the sale of assets. Net cash provided by financing activities totaled $51.0 million. The Company repaid draws and term loans on the amended Credit Facility of $116.0 million, and $1.8 million, respectively. Additionally, the Company paid $5.2 million of principal on convertible debt (completely repaying all convertible debt), $4.9 million in purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and $0.7 million in capital lease payments. In May 2013, the Company amended its Credit Facility with PNC Bank. As of June 30, 2013 gross proceeds from draws on the amended Credit Facility and term loans were $153.6 million and $26.2 million, respectively.
Plan of Operations for 2013
The Company’s 2013 Plan of Operations anticipates stable industry economic conditions and includes the following initiatives:

•	Continue capital expenditure budget for 2013, with remaining total $10.2 million, excluding amounts received from lost-in-hole revenue.

•	Expand into identified foreign markets to realize strategic benefits for existing business segments.

•	Continue to actively explore opportunities with existing and potential business partners to broaden geographic market penetration and use of new products and services.

•	Emphasize development of product lines that could contribute to gross margin improvement.

•	Manage operating cash flows through receivables, payables and inventory management.

•	Continue to manage working capital and revisit pricing strategies to obtain more favorable market positions.

•	Manage asset utilization to enhance and increase operating and market synergies across all business and product lines.

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$11,483	$22,073
Net cash used in investing activities	(59,489)	(6,889)
Net cash provided by financing activities	50,966	(51,113)
Effect of changes in exchange rates on cash and cash equivalents	(157)	(28)
Net increase in cash and cash equivalents	$2,803	$(35,957)
Operating Activities
Net cash provided by operating activities was $11.5 million and $22.1 million during the six months ended June 30, 2013 and 2012, respectively. Consolidated net income for the six months ended June 30, 2013 totaled $16.2 million, compared to consolidated net income of $16.8 million for the six months ended June 30, 2012.
During the six months ended June 30, 2013, net non-cash contributions to net income totaled $9.4 million. Contributory non-cash items consisted of depreciation and amortization ($7.0 million) and stock-based compensation expense ($5.8 million). Non-cash reductions to net income included net gains on asset disposals ($2.6 million), higher tax benefits related to share-based awards ($0.4 million) and net increases in deferred income taxes ($0.4 million).
During the six months ended June 30, 2012, noncash reductions to net income totaled $13.3 million, primarily consisting of stock compensation expense ($5.9 million), asset depreciation and amortization ($5.5 million), a loss on extinguishment of debt ($4.3 million), accretion of debt discount ($2.0 million), deferred income taxes ($0.8 million), and deferred financing cost amortization ($0.5 million) partially offset by non-cash contributions to net income of a decrease in the fair value of the Company's warrant liability ($2.7 million), a net gain on sale of assets ($2.5 million) and recognized incremental tax benefits related to the Company’s shared based awards ($0.5 million).
During the six months ended June 30, 2013, net working capital was reduced $14.1 million. Working capital was used to decrease accounts payable ($8.3 million), increase inventory ($6.0 million), increase accounts receivable ($2.5 million), and decrease income taxes payable ($0.6 million). Offsetting the reductions to working capital was decreased other current assets ($2.0 million), increased accrued liabilities ($1.0 million), decreased restricted cash ($0.2 million) and increased interest payable ($0.1 million).
During the six months ended June 30, 2012, changes in working capital used was $8.0 million of cash. Use of working capital was primarily evidenced by increased inventory ($3.1 million), decreased income taxes payable ($2.4 million), increased other current assets ($2.3 million), decreased accounts payable ($2.0 million), and decreased interest payable ($1.0 million) partially offset by decreased accounts receivable ($2.2 million) and increased accrued liabilities ($0.6 million).
Investing Activities
Net cash used in investing activities was $59.5 million and $6.9 million for the six months ended June 30, 2013 and 2012, respectively. The change in investing activities during the first half of 2013 was largely due to payments made for the Florida Chemical acquisition in May 2013 ($53.4 million). Also, capital expenditures were $9.1 million and $9.5 million for the six months ended June 30, 2013 and 2012, respectively. Cash flows used in investing activities during the six months ended June 30, 2013 and 2012 were partially offset by $3.0 million and $2.6 million, respectively, of proceeds received from the sale of fixed assets.
Financing Activities
Net cash provided by financing activities was $51.0 million for the six months ended June 30, 2013. Cash provided by financing activities consisted primarily of borrowings on the Company's revolving credit facility ($153.6 million) and issuances under the Company's term loan ($26.2 million), a decrease in the excess tax benefit related to stock-based compensation ($0.4 million), proceeds sale of common stock ($0.4 million). Cash provided by financing activities were partially offset by repayment of borrowings against the Company's Revolving Credit Facility ($116.0 million), purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards ($4.9 million), repayments of the Company's convertible notes ($5.2 million), monthly term loan payments ($1.8 million), payments on capital lease obligations ($0.7 million), and debt issuance costs ($1.0 million).

During the six months ended June 30, 2012, financing activities used net cash of $51.1 million. Net cash used in financing activities during the six months ended June 30, 2012 consisted primarily of repayments of the Company's senior unsecured convertible debt ($36.0 million), repayments of its senior secured convertible debt ($15.0 million), and capital lease payments ($0.5 million). Additional payments made during the six months ended June 30, 2012 consisted of cash outlay incurred in the reacquisition of common stock pursuant to payment made for employee taxes associated with stock based compensation transactions ($0.5 million). These payments were partially offset by a decrease in the excess tax benefit related to stock-based compensation ($0.5 million), proceeds from warrant exercises ($0.3 million), and proceeds from the exercise of stock options ($0.1 million).
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
Material contractual obligations relate to repayment of amounts borrowed on our Credit Facility with PNC Bank and payment of the capital and operating lease obligations.
Contractual obligations at June 30, 2013 are as follows (in thousands):

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$49,405	$7,143	$14,286	$27,976	$—
Interest expense on term loan	7,232	2,105	3,236	1,891	—
Borrowings under revolving credit facility	37,557	37,557	—	—	—
Interest expense on borrowings under revolving credit facility	720	720	—	—	—
Capital lease obligations	1,801	1,078	723	—	—
Operating lease obligations	9,140	1,608	2,134	1,690	3,708
Total	$105,855	$50,211	$20,379	$31,557	$3,708
(1) For the purpose of this calculation amounts assume interest rates on variable rate obligations remain unchanged from June 30, 2013.
Item  3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates and, to a limited extent, commodity prices and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013
Changes in Internal Control Over Financial Reporting

In the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2012, management reported material weaknesses in internal controls related to the implementation of the Company's new Enterprise Resource Planning “ERP” system and the Company's monthly financial close process. Since identifying these deficiencies, management implemented certain internal controls designed to strengthen the control environment and remediate the material weaknesses. During the three months ended June 30, 2013, management performed an evaluation of the effectiveness of the aforementioned internal controls, and concluded that the control enhancements sufficiently remediate the material weaknesses previously reported.
Other than the remediation process described above, there have been no changes in the Company's system of internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
On May 10, 2013, the Company acquired Florida Chemical Company, Inc. (“Florida Chemical”). The Company has excluded Florida Chemical from its evaluation of internal control over financial reporting as permitted by guidance issued by the staff of the SEC for a recently acquired business.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Item  1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of the Company's equity securities during the three months ended June 30, 2013 are as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 30, 2013	110,709	$16.06	—	$25,000,000
May 1, 2013 to May 31, 2013	19,514	$17.48	—	$25,000,000
June 1, 2013 to June 30, 2013	9,124	$17.46	—	$25,000,000
Total	139,347	$16.35	—
(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and (b) to satisfy payments required for common stock upon the exercise of stock options.
(2) In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2013, the Company has not repurchased any of its common stock and $25 million may yet be used to purchase shares.
Item  3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information
None.

Item  6. Exhibits

Exhibit Number		Description of Exhibit
2.1
Agreement and Plan of Merger dated May 10, 2013, by and among Flotek Industries, Inc., Flotek Acquisition Inc. and Florida Chemical Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 13, 2013).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Designations for Series A Cumulative Convertible Preferred Stock dated August 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 17, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 2009).
3.4		Bylaws (incorporated by reference to Appendix F to the Company's Definitive Proxy Statement filed on September 27, 2001).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company's Definitive Proxy Statement filed on September 27, 2001).
4.2
Form of Certificate of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit A to the Certificate of Designations for Series A Cumulative Convertible Preferred Stock filed as Exhibit 3.1 to the Company's Form 8-K filed on August 17, 2009).

4.3
Form of Warrant to Purchase Common Stock of the Company, dated August 31, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 filed on October 28, 2005).

4.4		Form of Exercisable Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 17, 2009).
4.5		Form of Contingent Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 17, 2009).
4.6		Form of Amendment to Warrant to Purchase Common Stock, dated as of June 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 18, 2012).
10.1
Fourth Amended and Restated Service Agreement, dated as of April 1, 2013 between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 3, 2013).

10.2		Letter Agreement, dated as of April 1, 2013 between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 3, 2013).
10.3
Registration Rights Agreement dated May 10, 2013, by and among Flotek Industries, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 13, 2013).

10.4		Amended and Restated Revolving Credit and Security Agreement dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 13, 2013).
10.5	*	Amendment to Employment Agreement dated June 1, 2012 between the Company and Steven A. Reeves, effective June 23, 2013
10.6	*	Amendment to Employment Agreement dated November 10, 2011 between the Company and Kevin Fisher, effective June 23, 2013.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	*	Section 1350 Certification of Principal Executive Officer
32.2	*	Section 1350 Certification of Principal Financial Officer.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Schema Document.
101.CAL	**	XBRL Calculation Linkbase Document.
101.LAB	**	XBRL Label Linkbase Document.
101.PRE	**	XBRL Presentation Linkbase Document.
101.DEF	**	XBRL Definition Linkbase Document.
*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: August 7, 2013

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer
Date: August 7, 2013