Form 10-Q
period 2013-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2013-11-06
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, there were 51,644,969 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,369	$2,700
Restricted cash	—	150
Accounts receivable, net of allowance for doubtful accounts of $767 and $714 at September 30, 2013 and December 31, 2012, respectively	62,244	42,259
Inventories, net	70,857	45,177
Deferred tax assets, net	1,591	1,274
Other current assets	4,953	4,654
Total current assets	144,014	96,214
Property and equipment, net	77,269	56,499
Goodwill	66,271	26,943
Deferred tax assets, net	14,763	16,045
Other intangible assets, net	78,662	24,166
TOTAL ASSETS	$380,979	$219,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,884	$22,373
Accrued liabilities	13,613	6,503
Income taxes payable	3,379	3,479
Interest payable	132	114
Convertible senior notes, net of discount	—	5,133
Current portion of long-term debt	35,529	4,329
Total current liabilities	76,537	41,931
Long-term debt, less current portion	41,110	22,455
Deferred tax liabilities, net	25,491	751
Total liabilities	143,138	65,137
Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 58,158,051 shares issued and 51,614,119 shares outstanding at September 30, 2013; 53,123,978 shares issued and 49,601,495 shares outstanding at December 31, 2012	6	5
Additional paid-in capital	261,887	195,485
Accumulated other comprehensive income (loss)	(201)	(40)
Accumulated deficit	(11,846)	(37,019)
Treasury stock, at cost; 5,198,003 and 2,198,193 shares at September 30, 2013 and December 31, 2012, respectively	(12,005)	(3,701)
Total stockholders’ equity	237,841	154,730
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$380,979	$219,867

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$98,388	$78,628	$270,217	$236,126
Cost of revenue	60,886	44,785	162,491	135,807
Gross margin	37,502	33,843	107,726	100,319
Expenses:
Selling, general and administrative	19,542	17,171	58,640	47,860
Depreciation and amortization	2,038	1,170	5,231	3,166
Research and development	835	909	2,689	2,363
Total expenses	22,415	19,250	66,560	53,389
Income from operations	15,087	14,593	41,166	46,930
Other income (expense):
Loss on extinguishment of debt	—	—	—	(6,386)
Change in fair value of warrant liability	—	—	—	2,649
Interest expense	(530)	(1,830)	(1,495)	(6,245)
Other income (expense), net	59	(17)	117	(367)
Total other income (expense)	(471)	(1,847)	(1,378)	(10,349)
Income before income taxes	14,616	12,746	39,788	36,581
Income tax expense	(5,648)	(2,940)	(14,615)	(9,991)
Net income	$8,968	$9,806	$25,173	$26,590

Earnings per common share:
Basic earnings per common share	$0.17	$0.20	$0.50	$0.55
Diluted earnings per common share	$0.16	$0.19	$0.47	$0.52
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	52,742	48,384	50,819	48,054
Weighted average common shares used in computing diluted earnings per common share	55,317	53,478	53,407	50,737

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$8,968	$9,806	$25,173	$26,590
Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	12	(179)	(16)
Unrealized gain on investments available for sale	5	—	18	—
Other comprehensive income (loss)	$(17)	$12	$(161)	$(16)
Comprehensive income	$8,951	$9,818	$25,012	$26,574

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$25,173	$26,590
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant liability	—	(2,649)
Depreciation and amortization	10,948	8,468
Amortization of deferred financing costs	65	739
Accretion of debt discount	55	2,862
Gain on sale of assets	(3,452)	(3,039)
Stock compensation expense	8,697	9,571
Deferred income tax provision	(315)	1,018
Excess tax benefit related to share-based awards	(835)	(579)
Non-cash loss on extinguishment of debt	—	4,270
Changes in current assets and liabilities:
Restricted cash	150	—
Accounts receivable, net	(6,521)	532
Inventories	(2,055)	(4,287)
Other current assets	259	(2,213)
Accounts payable	(17,341)	808
Accrued liabilities	4,931	1,092
Income taxes payable	1,585	(2,993)
Interest payable	16	(1,733)
Net cash provided by operating activities	21,360	38,457
Cash flows from investing activities:
Capital expenditures	(9,985)	(15,243)
Proceeds from sale of assets	4,595	3,376
Payments for acquisition, net of cash acquired	(53,396)	—
Purchase of patents and other intangible assets	—	(31)
Net cash used in investing activities	(58,786)	(11,898)
Cash flows from financing activities:
Repayments of indebtedness	(9,777)	(51,828)
Proceeds of borrowings	26,190	—
Borrowings on revolving credit facility	231,696	—
Repayments on revolving credit facility	(204,319)	—
Debt issuance costs	(1,207)	—
Issuance costs of preferred stock and detachable warrants	(200)	—
Excess tax benefit related to share-based awards	835	579
Purchase of treasury stock	(5,325)	(497)
Proceeds from sale of common stock	567	—
Proceeds from exercise of stock options	491	167
Proceeds from the exercise of stock warrants	323	263
Net cash provided by (used in) financing activities	39,274	(51,316)
Effect of changes in exchange rates on cash and cash equivalents	(179)	(16)
Net increase (decrease) in cash and cash equivalents	1,669	(24,773)
Cash and cash equivalents at the beginning of period	2,700	46,682
Cash and cash equivalents at the end of period	$4,369	$21,909

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2012	53,124	$5	2,198	$(3,701)	$195,485	$(40)	$(37,019)	$154,730
Net income	—	—	—	—	—	—	25,173	25,173
Other comprehensive loss	—	—	—	—	—	(161)	—	(161)
Issuance costs of preferred stock and detachable warrants	—	—	—	—	(200)	—	—	(200)
Stock warrants exercised	267	—	—	—	323	—	—	323
Stock options exercised	472	—	—	—	3,469	—	—	3,469
Stock surrendered for exercise of stock options	—	—	191	(2,979)	—	—	—	(2,979)
Restricted stock granted	794	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	62	—	—	—	—	—
Stock granted in incentive performance plan	217	—	—	—	—	—	—	—
Treasury stock purchased	—	—	339	(5,325)	—	—	—	(5,325)
Excess tax benefit related to share-based awards	—	—	—	—	835	—	—	835
Employee stock purchase plan	—	—	(32)	—	567	—	—	567
Stock compensation expense	—	—	—	—	8,697	—	—	8,697
Stock issued in Florida Chemical Company acquisition	3,284	1	—	—	52,711	—	—	52,712
Return of borrowed shares under share lending agreement	—	—	2,440	—	—	—	—	—
Balance, September 30, 2013	58,158	$6	5,198	$(12,005)	$261,887	$(201)	$(11,846)	$237,841

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven, global developer and supplier of drilling, completion and production technologies and related services. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013 (see Note 3), the Company expanded its energy specialty chemical technologies and added consumer and industrial chemical technologies as a new product line.
Flotek's strategic focus, and that of its diversified wholly-owned subsidiaries (collectively referred to as the “Company”), now includes energy related chemical technologies, drilling and artificial lift technologies, and consumer and industrial chemical technologies. Within energy technologies, the Company provides oilfield specialty chemicals and logistics, down-hole drilling tools and down-hole production tools used in the energy and mining industries. Flotek's products and services enable customers to drill wells more efficiently, to realize increased production from both new and existing wells and to decrease future well operating costs. Major customers include leading oilfield service providers, pressure-pumping service companies, onshore and offshore drilling contractors, and major and independent oil and gas exploration and production companies. Within consumer and industrial chemical technologies, the Company provides products for the flavor and fragrance industry and the industrial chemical industry. Major customers include beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company is headquartered in Houston, Texas, with operating locations in Florida, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming and The Netherlands. Flotek’s products are marketed both domestically and internationally, with international presence and/or initiatives in over 20 countries.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
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
Note 3 — Acquisition of Florida Chemical Company, Inc.
On May 10, 2013, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical"), the world's largest processor of citrus oils and a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. The acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. This expands the Company's business into consumer and industrial chemical technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company acquired 100% of the outstanding shares of Florida Chemical's common stock. The purchase consideration transferred is as follows (in thousands):

Cash	$49,500
Common stock (3,284,180 shares)	52,711
Repayment of debt	4,227
Total purchase price	$106,438

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The allocation of the purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management's best estimates, supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired, and liabilities assumed was allocated to goodwill. The allocation of purchase consideration is as follows (in thousands):

Cash	$331
Net working capital, net of cash	15,574
Property and equipment:
Personal property	13,400
Real property	6,750
Other assets	205
Other intangible assets:
Customer relationships	29,270
Trade names	12,670
Proprietary technology	14,080
Goodwill	39,328
Deferred tax impact of valuation adjustment	(25,170)
Total purchase price allocation	$106,438
The following unaudited pro forma financial information presents results of operations as if the acquisition had occurred as of January 1, 2012. This financial information does not purport to represent the results of operations which would actually have been obtained had the acquisition been completed as of January 1, 2012, or the results of operations that may be obtained in the future. Also, this financial information does not reflect the cost of any integration activities or benefits from the merger and synergies that may be derived from any integration activities, both of which may have a material effect on the consolidated results of operations in the periods following the completion of the merger.
Pro forma financial information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$98,388	$97,173	$294,559	$301,382
Net income	8,968	11,129	27,313	28,115
Earnings per common share:
Basic	$0.17	$0.23	$0.54	$0.59
Diluted	$0.16	$0.22	$0.51	$0.55
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The acquisition was financed through increased long term debt of $25.0 million, additional borrowings on the Company's revolving credit facility of $28.7 million and the issuance of 3.3 million shares of the Company's common stock. An escrow fund totaling $10.0 million has been established to cover the indemnification obligations of Florida Chemical stockholders. Results of Florida Chemical's operations are included in the Company's consolidated financial statements from the date of acquisition, May 10, 2013. The Company's consolidated statements of operations for the three and nine months ended September 30, 2013 include $18.6 million and $33.1 million of revenue, respectively, and $3.9 million and $6.6 million of income from operations, respectively, related to the operations of Florida Chemical.
The Company incurred $1.4 million of acquisition costs in connection with the transaction which have been expensed as incurred and included in selling, general and administrative expenses.
Note 4 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2013	2012

Supplemental non-cash investing and financing activities:
Value of shares issued in acquisition of Florida Chemical	$52,711	$—
Fair value of warrant liability reclassified to additional paid-in capital	—	13,973
Equipment acquired through capital leases	866	1,072
Exercise of stock options by common stock surrender	2,979	—
Supplemental cash payment information:
Interest paid	$1,410	$4,357
Income taxes paid	13,343	12,158
Note 5 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Products	$76,376	$56,621	$204,229	$170,302
Rentals	15,375	16,374	46,794	51,420
Services	6,637	5,633	19,194	14,404
	$98,388	$78,628	$270,217	$236,126
Cost of revenue:
Products	$50,367	$32,910	$131,875	$101,528
Rentals	6,868	7,806	17,666	23,312
Services	1,610	2,271	7,179	5,665
Depreciation	2,041	1,798	5,771	5,302
	$60,886	$44,785	$162,491	$135,807

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Note 6 — Inventories
Inventories are as follows (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$18,341	$12,883
Work-in-process	1,779	342
Finished goods	54,229	34,704
Inventories	74,349	47,929
Less reserve for excess and obsolete inventory	(3,492)	(2,752)
Inventories, net	$70,857	$45,177
Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$5,078	$1,442
Buildings and leasehold improvements	30,252	18,520
Machinery, equipment and rental tools	70,420	54,279
Equipment in progress	5,389	9,382
Furniture and fixtures	2,398	1,358
Transportation equipment	5,710	5,136
Computer equipment and software	5,880	6,743
Property and equipment	125,127	96,860
Less accumulated depreciation	(47,858)	(40,361)
Property and equipment, net	$77,269	$56,499
Depreciation expense, including expense recorded in cost of revenue, totaled $3.0 million and $2.4 million for the three months ended September 30, 2013 and 2012, respectively, and $8.4 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Note 8 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	TeledriftTM	Total
Balance at December 31, 2012	$11,610	$—	$15,333	$26,943
Add:
Acquisition of Florida Chemical	18,686	20,642	—	39,328
Balance at September 30, 2013	$30,296	$20,642	$15,333	$66,271
Prior to the acquisition of Florida Chemical, the Company had four reporting units, Energy Chemical Technologies, Drilling Tools, Teledrift, and Artificial Lift Technologies, of which only two, Energy Chemical Technologies and Teledrift, had an existing goodwill balance. For segment reporting purposes, the Teledrift reporting unit is consolidated within the Drilling Technologies segment.
During May 2013, as a result of the Florida Chemical acquisition, the Company recognized $39.3 million of goodwill. During the fair value assessment process, the Company identified two separate reporting units, one of which was consolidated within the Energy Chemical Technologies segment and the other which was identified as the Consumer and Industrial Chemical Technologies reporting unit and segment. The Company recognized $18.7 million of additional goodwill within the Energy Chemical Technologies reporting unit and $20.6 million of goodwill within the Consumer and Industrial Chemical Technologies reporting unit.

Note 9 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$19,000	$2,924	$4,314	$1,654
Customer Lists	52,607	8,313	23,337	6,688
Non-compete agreements	—	—	402	402
Trademarks and brand names	7,191	1,889	6,151	1,513
Other	157	—	915	801
Total finite lived intangible assets acquired	78,955	13,126	35,119	11,058
Deferred financing costs	1,256	53	1,290	1,185
Total amortizable intangible assets	80,211	$13,179	36,409	$12,243
Indefinite lived intangible assets:
Trademarks and brand names	11,630		—
Total other intangibles assets	$91,841		$36,409

Carrying value:
Other intangible assets, net	$78,662		$24,166
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

Finite lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite lived intangible assets totaled $1.3 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $2.7 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.
Note 10 — Convertible Notes, Long-Term Debt and Credit Facility
Convertible notes and long-term debt are as follows (in thousands):

	September 30, 2013	December 31, 2012
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$—	$5,188
Less discount on notes	—	(55)
Convertible senior notes reported as current, net of discount	$—	$5,133
Long-term debt:
Term loan	$47,619	$25,000
Borrowings under revolving credit facility	27,377	—
Capital lease obligations	1,643	1,784
Total long-term debt	76,639	26,784
Less current portion of long-term debt	(35,529)	(4,329)
Long-term debt, less current portion	$41,110	$22,455
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
At September 30, 2013, eligible accounts receivable and inventory securing the revolving credit facility provided availability of approximately $74.8 million under the revolving credit facility.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at September 30, 2013. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At September 30, 2013, $27.4 million was outstanding under the revolving credit facility, with $7.4 million borrowed as base rate loans at an interest rate of 3.75% and $20.0 million borrowed as LIBOR loans at an interest rate of 1.69%.
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and subjective acceleration clauses.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At September 30, 2013, $47.6 million was outstanding under the term loan, with $1.6 million borrowed as base rate loans at an interest rate of 4.50% and $46.0 million borrowed as LIBOR loans at an interest rate of 2.44%.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Shares that had been loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per share.
Capital Lease Obligations
The Company leases equipment and vehicles under capital leases. At September 30, 2013, the Company had $1.6 million of capital lease obligations.
Note 11 — Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income, adjusted for the effect of assumed conversion of convertible notes, by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.
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
On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash. Following this repurchase, the Company no longer has any outstanding convertible senior notes. For the nine months ended September 30, 2013 and 2012, the Company’s convertible notes were excluded from the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, for the three and nine months ended September 30, 2013 and 2012, approximately 0.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share.
Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income - Basic	$8,968	$9,806	$25,173	$26,590
Impact of assumed conversions:
Interest on convertible notes	—	414	—	—
Net income - Diluted	$8,968	$10,220	$25,173	$26,590

Weighted average common shares outstanding - Basic	52,742	48,384	50,819	48,054
Assumed conversions:
Incremental common shares from warrants	1,365	1,493	1,404	1,617
Incremental common shares from stock options	1,134	1,003	1,143	986
Incremental common shares from restricted stock units	76	158	41	80
Incremental common shares from convertible senior notes	—	2,440	—	—
Weighted average common shares outstanding - Diluted	55,317	53,478	53,407	50,737

Basic earnings per common share	$0.17	$0.20	$0.50	$0.55
Diluted earnings per common share	$0.16	$0.19	$0.47	$0.52
Note 12 — Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes financial assets and liabilities into the three levels

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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
Liabilities Measured at Fair Value on a Recurring Basis
The Company had no liabilities required to be measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012. There were no transfers in or out of either Level 1 or Level 2 fair value measurements during the nine months ended September 30, 2013 and the year ended December 31, 2012. During the nine months ended September 30, 2013 and the year ended December 31, 2012, there were no transfers in or out of the Level 3 hierarchy.
Changes in Level 3 liabilities are as follows (in thousands):

	Nine months ended September 30, 2013	Year ended December 31, 2012
Balance, beginning of period	$—	$16,622
Fair value adjustments, net	—	(2,649)
Reclassification to additional paid-in capital	—	(13,973)
Net transfers in/(out)	—	—
Balance, end of period	$—	$—
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
Fair Value of Other Financial Instruments
The carrying value and estimated fair value of the Company’s marketable securities, convertible notes and long-term debt are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Marketable securities	$220	$220	$—	$—
2008 Notes (1)	—	—	5,133	5,163
Term loan	47,619	47,619	25,000	25,000
Borrowings under revolving credit facility	27,377	27,377	—	—
Capital lease obligations	1,643	1,601	1,784	1,736

(1)The carrying value of the 2008 Notes represents the discounted debt component only, while the fair value of the Notes is based on the market value of the respective notes, including convertible equity features.
The estimated fair value of the 2008 Notes is based upon quoted market prices. The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable. The fair value of capital lease obligations is based on recent lease rates adjusted for a risk premium.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Assets Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the nine months ended September 30, 2013 and 2012.
Note 13 — Income Taxes
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.
A reconciliation of the effective tax rate to the U.S. federal statutory tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6	1.1	3.2	2.1
Change in valuation allowance	0.2	(6.9)	(0.1)	(5.1)
Warrant liability fair value adjustment	—	(2.3)	—	(1.9)
Domestic production activities deduction	(2.3)	(2.8)	(2.4)	(2.5)
Other	2.1	(1.0)	1.0	(0.3)
Effective income tax rate	38.6%	23.1%	36.7%	27.3%
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
The change in the net deferred tax asset (liability) relates primarily to an increase in deferred tax liabilities from the acquisition of Florida Chemical. Deferred taxes are presented in the balance sheets as follows (in thousands):

	September 30, 2013	December 31, 2012
Current deferred tax assets	$1,591	$1,274
Non-current deferred tax assets	14,763	16,045
Non-current deferred tax liabilities	(25,491)	(751)
Net deferred tax assets (liabilities)	$(9,137)	$16,568
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
The gross proceeds from issuance of the Units were allocated, at the date of the transaction, based upon the preferred stock and warrants relative fair values. The Company obtained third-party valuations to assist in quantifying the relative fair value of the Unit's debt and equity components. The fair value of the warrants was determined with the Black-Scholes option-pricing model assuming a five-year term, a volatility rate of 54%, a risk-free rate of return of 2.7%, and an assumed dividend rate of zero. The fair value of the preferred stock component was determined based upon a valuation of the beneficial conversion right and the host contract. The fair value of the beneficial conversion right was estimated based upon a Monte Carlo simulation of the Company’s possible future stock price to assess the likelihood of conversion. Due to a lack of comparable transactions by companies with similar credit ratings, the value of the host contract was determined by applying a risk-adjusted rate of return to the annual dividend. At the date of the transaction, the Company recorded approximately 68% of the proceeds or $10.8 million (net of the discount recognized upon the allocation of proceeds to the detachable warrants) as preferred stock in stockholders' equity. The fair value

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

of the detachable warrants was assessed at $5.2 million and recorded as a warrant liability. The Company determined that the conversion option embedded within the preferred stock had intrinsic value beneficial to the holders of the preferred stock. The intrinsic value was determined to be $5.2 million and was recorded as a beneficial conversion discount with an offset to additional paid-in capital at the date of the transaction. The preferred stock conversion period was estimated to be thirty-six months based upon an evaluation of the conversion options.
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
At September 30, 2013, Exercisable and Contingent Warrants to purchase up to 1,277,250 shares of common stock at $1.21 per share remain outstanding.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Note 15 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013 (see Note 3), the Company added operations in a new segment, Consumer and Industrial Chemical Technologies (previously referred to as Non-energy Chemical Technologies). The operations of the Company are now categorized into four reportable segments: Energy Chemical Technologies (previously referred to as Chemical Technologies), Consumer and Industrial Chemical Technologies, Drilling Technologies and Artificial Lift Technologies.

•
Energy Chemical Technologies designs, develops, manufactures, packages and markets specialty chemicals, some of which hold patent protection, used in oil and gas well cementing, stimulation, acidizing, drilling and production. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

•
Consumer and Industrial Chemical Technologies designs, develops and manufactures products that are sold to companies in the flavor and fragrance industry and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

•	Drilling Technologies rents, sells, inspects, manufactures and markets down-hole drilling equipment used in energy, mining, water well and industrial drilling activities.

•
Artificial Lift Technologies assembles and markets artificial lift equipment, including the Petrovalve™ product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas, oil and coal bed methane production activities.

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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Artificial Lift Technologies	Corporate and Other	Total
2013
Net revenue from external customers	$51,670	$15,292	$27,569	$3,857	$—	$98,388
Gross margin	21,849	3,588	10,821	1,244	—	37,502
Income (loss) from operations	16,247	2,301	4,309	769	(8,539)	15,087
Depreciation and amortization	932	382	2,438	60	213	4,025
Total assets	121,876	97,129	136,832	16,542	8,600	380,979
Capital expenditures	161	165	1,596	225	328	2,475

2012
Net revenue from external customers	$44,189	$—	$30,424	$4,015	$—	$78,628
Gross margin	20,774	—	11,252	1,817	—	33,843
Income (loss) from operations	16,530	—	5,329	1,384	(8,650)	14,593
Depreciation and amortization	460	—	2,277	54	176	2,967
Total assets	53,076	—	122,533	10,563	31,963	218,135
Capital expenditures	733	—	2,384	5	2,643	5,765

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of and for the nine months ended September 30,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Artificial Lift Technologies	Corporate and Other	Total
2013
Net revenue from external customers	$144,029	$27,967	$86,268	$11,953	$—	$270,217
Gross margin	61,548	7,281	34,622	4,275	—	107,726
Income (loss) from operations	45,300	4,648	15,510	2,712	(27,004)	41,166
Depreciation and amortization	2,201	634	7,215	181	717	10,948
Total assets	121,876	97,129	136,832	16,542	8,600	380,979
Capital expenditures	3,077	165	4,066	1,669	1,008	9,985

2012
Net revenue from external customers	$137,827	$—	$89,214	$9,085	$—	$236,126
Gross margin	61,856	—	34,764	3,699	—	100,319
Income (loss) from operations	50,005	—	17,320	2,284	(22,679)	46,930
Depreciation and amortization	1,321	—	6,738	148	261	8,468
Total assets	53,076	—	122,533	10,563	31,963	218,135
Capital expenditures	2,896	—	7,724	73	4,550	15,243
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
U.S.	$84,640	$68,512	$234,151	$206,394
Other countries	13,748	10,116	36,066	29,732
Total	$98,388	$78,628	$270,217	$236,126
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Customer A	15.5%	16.6%	16.6%	15.2%
Customer B	*	*	*	10.4%
Customer C	*	12.1%	*	*
* This customer did not account for more than 10% of revenue.
Over 97% of the revenue from major customers was for sales within the Energy Chemical Technologies segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Note 16 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Representation Agreements
In February 2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy industry-focused supply chain management company, to market certain of the Company’s specialty chemicals and down-hole drilling products and services within various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. Both agreements are effective through December 31, 2015. Under each agreement, Basin Supply is also eligible to receive warrants to purchase Flotek common stock (at an exercise price of 125% of the price of Flotek's common stock on the grant date) upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of each of the agreements is 100,000 per year during 2013 and 2014.
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
The Company is subject to concentrations of credit risk within trade accounts receivable as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is maintained at one major financial institution and balances often exceed insurable amounts.
Non-binding Letter of Intent
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
This Quarterly Report on Form 10-Q (the “Quarterly Report”), and in particular, Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are not historical facts, but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to Flotek Industries, Inc.’s (“Flotek” or the “Company”) business plan, objectives, expected operating results and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report.
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including, but not limited to, “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions, and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A - “Risk Factors” of the Annual Report on Form 10-K for the year ended

December 31, 2012 (the “Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (the “SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”). Phrases such as “Company,” “we,” “our” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
Executive Summary
Flotek is a diversified, technology-driven company that develops and supplies oilfield products, services and equipment to the oil, gas and mining industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages and other products that are sold in the consumer and industrial markets.
The Company’s oilfield businesses include specialty chemicals and logistics, down-hole drilling tools and down-hole production-related tools. Flotek’s technologies enable customers to drill wells more efficiently, increase well production and decrease well operating costs. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Through its acquisition of Florida Chemical Company (See Note 3 - Acquisition of Florida Chemical Company, hereafter, “Florida Chemical”) in May 2013, Flotek sources citrus oil domestically and internationally and is the largest processor of citrus oil in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemicals for use in numerous industries around the world, specifically oil and gas (“O&G”) industries. The Company has combined the research efforts of the newly acquired business with its previously existing organic R&D effort to strengthen its focus on developing environmentally responsible products for the oil and gas industry and other markets.
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (the “U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Middle East, Australia and Asia-Pacific. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. As a result of its Florida Chemical acquisition, customers now also include non-energy-related citrus oil users, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies.
The operations of the Company are categorized into four reportable segments: Energy Chemical Technologies (formerly known as “Chemical Technologies,”), Consumer and Industrial Chemical Technologies (formerly known as “Non-Energy Chemical Technologies,”), Drilling Technologies and Artificial Lift Technologies.

•
Energy Chemical Technologies designs, develops, manufactures, packages and markets specialty chemicals used in O&G well cementing, stimulation, acidizing, drilling and production. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

•
Consumer and Industrial Chemical Technologies designs, develops and manufactures products that are sold to companies in the flavor and fragrance industries and specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

•	Drilling Technologies rents, sells, inspects, manufactures and markets down-hole drilling equipment used in energy, mining, water well and industrial drilling activities.

•
Artificial Lift Technologies assembles and markets artificial lift equipment, including the Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas, oil and coal bed methane production activities.

Market Conditions
The Company’s success is sensitive to a number of factors, which include, but are not limited to, drilling activity, customer demand for its advanced technology products, market prices for raw materials and governmental actions.

Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” below:
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies, and

•	Chemistries that are economically viable, socially responsible and ecologically sound.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks, and

•	Health and condition of citrus trees (e.g., disease and pests).
Governmental actions may restrict the future use of hazardous chemicals, including but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A
	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
North American Average Active Drilling Rigs
U.S.	1,770	1,906	(7.1)%	1,763	1,955	(9.8)%
Canada	350	325	7.7%	349	362	(3.6)%
Total Average North American Drilling Rigs	2,120	2,231	(5.0)%	2,112	2,317	(8.8)%
U.S. Average Active Drilling Rigs by Type
Vertical	436	531	(17.9)%	443	567	(21.9)%
Horizontal	1,073	1,153	(6.9)%	1,096	1,164	(5.8)%
Directional	261	222	17.6%	224	224	—%
Total Average U.S. Drilling Rigs by Type	1,770	1,906	(7.1)%	1,763	1,955	(9.8)%
Oil vs. Natural Gas Average North American Drilling Rigs
Oil	1,609	1,658	(3.0)%	1,610	1,611	(0.1)%
Natural Gas	511	573	(10.8)%	502	706	(28.9)%
Total Average Oil vs Natural Gas Drilling Rigs	2,120	2,231	(5.0)%	2,112	2,317	(8.8)%
U.S. Average Wells Drilled per Quarter per Rig	5.37	5.07	5.9%	5.21	4.92	5.9%
Source: Rig and well counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity. Well counts are the number of wells drilled in the reporting period divided by the average weekly rig count.
During the three and nine months ended September 30, 2013, total North American active drilling rig count saw a decrease when compared to the comparable periods of 2012, primarily in natural gas drilling rigs. Publicly available data from Baker Hughes indicates that rigs are becoming more efficient, drilling more wells per quarter per rig as various drilling and support technology efficiencies make their way into the market. Although overall U.S. rig activity decreased 7.1% and 9.8% for the three and nine months ended September 30, 2013 compared to 2012, respectively, the number of wells drilled per rig per quarter increased from

5.07 and 4.92 for the three months and nine months ending September 30, 2012 to 5.37 and 5.21 for the same periods in 2013, respectively.
U.S. drilling rigs by type showed a modest shift with decreases ranging from 5.8% to 6.9% in drilling rig activity by horizontal drilling rigs for the three and nine months ended September 30, 2013 periods when compared to the comparable periods of 2012, a decrease of 17.9% and 21.9% in vertical drilling rig activity for the three and nine months ended September 30, 2013, respectively, when compared to the 2012 periods, and an increase in directional drilling rigs for the three months ended September 30, 2013 of 17.6% when compared to 2012.
Average North American oil drilling rig activity decreased by 3.0% and 0.1% for the three and nine months ended September 30, 2013, respectively, when compared to the same periods of 2012. North American natural gas drilling rigs have decreased by 10.8% and 28.9% for the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012.
Company Outlook
Future economic conditions are expected to remain consistent with recent market conditions. Increases in drilling rig operating efficiencies noted above are resulting in pricing pressure on rig-based operations. To some extent, those pressures impact drilling suppliers such as Flotek, especially in our Drilling Technologies segment. Our tools are being leased for a smaller amount of time per well drilled, which is partially offset by the expansion in the number of wells being drilled per quarter per rig.
The Company is expanding its Energy Chemical Technologies production capacity in response to increasing customer demand. In addition, the Company is continuing to expand Drilling Technologies' product offerings. The Company continues to pursue and develop new and existing market opportunities associated with the Company’s specialty chemical and drilling technology products. Capital expenditures, exclusive of acquisitions, totaled $10.0 million and $15.2 million for the nine months ended September 30, 2013 and 2012, respectively. The Company pursues acquisitions when strategic opportunities arise.
The Company continues to pursue selected strategic relationships, both domestically and internationally, to expand its business:

•
In March 2013, the Company entered into a Letter of Intent with an Affiliate of Gulf Energy, LLC, a leading Oman-based oil and gas concern, to construct an advanced oilfield chemistry production facility and state-of-the-art R&D organization to address the growing need for advanced oilfield chemistries in the Middle East and North Africa.

•	In July 2013, the Company entered into a non-binding Letter of Intent to acquire Eclipse IOR Services, LLC, a leading provider of enhanced recovery technologies for O&G producers.

•	In August 2013, the Company entered into an agreement with AlMansoori Production Service Company of Abu Dhabi in the UAE to provide certain chemistry technologies.
The Company believes governmental reaction to constituents’ environmental concerns regarding the hydraulic fracturing process and the use of hazardous chemicals in O&G operations could work to its advantage. These environmental concerns favor our chemistries as economical replacements for more hazardous chemicals currently in use in many drilling and producing operations. California and Colorado have grass-roots, citizen movements that are aimed specifically at “greening” the hydraulic fracturing process, and management believes it is likely these environmental concerns/reactions will broaden to other states in the quarters to come.
The outlook for the Company’s consumer and industrial chemistries will be driven by availability and demand for citrus oils and other bio-based raw materials. Current crop expectations for the fourth quarter of 2013 and beyond are sufficient to meet the Company’s needs to supply its flavor and fragrance business as well as the industrial markets. However, market price volatility will likely result in revenue and margin fluctuations from quarter to quarter.
The Company works to maintain a portfolio of products which are adaptable to meet our customers’ demands for customized products for the various drilling and producing environments in which they operate. The Company's commitment to research and development ("R&D") permits the Company to remain responsive to increased demand and continued growth. The Company remains committed to continued development of its product technologies and believes the new growth of its business through the recent acquisition of Florida Chemical will strategically advance its existing assets and technologies to better serve our customers' needs. The Company believes that it is well-positioned to respond to increased demand for the Company's suite of hydrocarbon stimulation and completion products, particularly the Company's Complex nano-Fluid Chemistries. In addition, the Company anticipates continued strong demand for its Teledrift Pro-series tool product lines and its recently introduced Stemulator™ tool.

Changes to global geo-political and economic events could have an impact, either positive or negative, on the Company’s business. In the event of significant adverse changes to the demand for O&G production, the market conditions affecting the Company could change quickly and materially. Should such adverse changes to market conditions occur, management believes the Company has adequate liquidity to withstand the impact of such changes. In addition, management believes the Company is well-positioned to take advantage of significant increases in demand for its products should market conditions improve dramatically in the near term.
Consolidated Results of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$98,388	$78,628	$270,217	$236,126
Cost of revenue	60,886	44,785	162,491	135,807
Gross margin	37,502	33,843	107,726	100,319
Gross margin %	38.1%	43.0%	39.9%	42.5%
Selling, general and administrative costs	19,542	17,171	58,640	47,860
Selling, general and administrative costs %	19.9%	21.8%	21.7%	20.3%
Depreciation and amortization	2,038	1,170	5,231	3,166
Research and development	835	909	2,689	2,363
Income from operations	15,087	14,593	41,166	46,930
Income from operations %	15.3%	18.6%	15.2%	19.9%
Loss on extinguishment of debt	—	—	—	(6,386)
Change in fair value of warrant liability	—	—	—	2,649
Interest and other expense, net	(471)	(1,847)	(1,378)	(6,612)
Income before income taxes	14,616	12,746	39,788	36,581
Income tax expense	(5,648)	(2,940)	(14,615)	(9,991)
Net income	$8,968	$9,806	$25,173	$26,590
Net income %	9.1%	12.5%	9.3%	11.3%

Consolidated Results of Operations: Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012
Consolidated revenue for the third quarter and year to date periods ended September 30, 2013 increased $19.8 million, or 25.1%, and $34.1 million, or 14.4%, respectively, relative to the comparable periods of 2012. The increase in revenue for both periods was primarily due to the acquisition of Florida Chemical, contributing incremental revenue of $18.6 million during the quarter and $33.1 million for the nine month period. Excluding the impact of the acquisition, revenue for the quarter ended September 30, 2013 increased by $1.2 million or 1.5% to $79.8 million. Excluding the impact of the acquisition, year to date revenue increased $1.0 million or 0.4% when compared with the year to date 2012 revenue while the total average North American drilling rig count decreased by 8.8%. Revenue increases in the Energy Chemical Technologies segment were partially offset by revenue declines in the Drilling Technologies segment.
Consolidated gross margin for the quarter and year to date periods ended September 30, 2013 increased $3.7 million, or 10.8%, and $7.4 million, or 7.4%, respectively, relative to comparable periods of 2012. The increase in gross margin compared to the third quarter and year to date periods was primarily due to the increase in revenue. Gross margin percentage declined in both quarterly and year over year comparisons. The decline in gross margin percentage was primarily attributable to portfolio mix resulting from the inclusion of Florida Chemical in 2013 results and proportionately higher sales of nonproprietary products in the Energy Chemical Technologies segment, partially offset by supply chain benefits from the Florida Chemical acquisition and proportionately higher sales of technology tools in the Drilling Technologies segment.
Selling, general and administrative expenses (“SG&A”) are not directly attributable to products sold or services provided. SG&A for the quarter ended September 30, 2013 increased by $2.4 million, or 13.8% compared to the same period of 2012. Excluding the incremental SG&A costs of the Florida Chemical business acquired, SG&A costs increased $0.2 million, or 1.2% compared to the same period of 2012. SG&A costs as a percentage of revenue declined from 21.8% to 19.9% in the three months ended September 30, 2013 versus the same period of 2012 as revenues grew significantly faster than SG&A costs.
SG&A costs for the year to date period ended September 30, 2013 increased by $10.8 million, or 22.5% compared to the same period of 2012. Excluding the incremental SG&A costs of the Florida Chemical business acquired, SG&A costs increased $6.9 million primarily due to costs incurred in 2013 related to executive severance ($1.0 million), implementation of the Company's new ERP system ($0.8 million), and expenses related to the pursuit of acquisitions and major initiatives in international markets ($1.6 million). Excluding these items and the incremental SG&A costs of the Florida Chemical business, SG&A costs increased $3.4 million or 7.1% primarily due to increases in headcount, general insurance, and travel related costs.
Depreciation and amortization expense for the quarter and year to date periods ended September 30, 2013 increased by $0.9 million or 74.2%, and $2.1 million or 65.2% relative to comparable periods of 2012, respectively. This increase for the quarter ($0.8 million) and year to date ($1.4 million) periods was primarily attributable to incremental depreciation and amortization of assets recognized as part of the acquisition of Florida Chemical.
R&D expense decreased $0.1 million or 8.1% for the quarter ended September 30, 2013 and increased $0.3 million or 13.8% for the year to date period ended September 30, 2013, respectively, over the comparable periods of 2012. The increase in R&D is primarily attributable to new product development, and Flotek's commitment to remaining responsive to increased demand and continued growth of our existing product lines. Management remains committed to R&D investment.
Interest and other expense for the quarter and year to date periods ended September 30, 2013 decreased by $1.4 million, or 74.5%, and $5.2 million, or 79.2% relative to comparable periods of 2012, respectively. The decline in interest expense was primarily due to the repayment of the Company's convertible notes of $50.3 million at the end of the fourth quarter of 2012 and $5.2 million during the first quarter of 2013.
The Company recorded an income tax provision of $5.6 million for the quarter ended September 30, 2013, yielding an effective tax rate of 38.6%, compared to an income tax provision of $2.9 million for the quarter ended September 30, 2012, yielding an effective tax rate of 23.1%. The income tax provision was $14.6 million yielding an effective tax rate of 36.7% for the nine months ended September 30, 2013, compared to an income tax provision of $10.0 million reflecting an effective tax rate of 27.3% for the comparable period in 2012. Fluctuations in effective tax rates were historically impacted by non-cash changes in the fair value of the Company’s warrant liability, permanent tax differences with no associated income tax impact, and existing deferred tax asset valuation allowances.
Results by Segment

Energy Chemical Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$51,670	$44,189	$144,029	$137,827
Gross margin	21,849	20,774	61,548	61,856
Gross margin %	42.3%	47.0%	42.7%	44.9%
Income from operations	16,247	16,530	45,300	50,005
Income from operations %	31.4%	37.4%	31.5%	36.3%
Energy Chemical Technologies Results of Operations: Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012
Energy Chemical Technologies revenue for the quarter ended September 30, 2013 increased $7.5 million, or 16.9%, relative to the comparable period of 2012. Excluding the incremental revenue impact of the Florida Chemical acquisition of $3.3 million, revenue increased $4.2 million or 9.4% for the quarter ended September 30, 2013 compared to the same period of 2012. Increased sales of stimulation chemical additives accounted for the majority of the revenue increase for the quarter ended September 30, 2013 relative to the comparable period of 2012. Energy Chemical Technologies revenue for year to date ended September 30, 2013 increased $6.2 million, or 4.5%, relative to the comparable period of 2012. Excluding the incremental revenue impact of the Florida Chemical acquisition of $5.1 million, revenue was relatively flat compared to the period ended September 30, 2012.

Management estimates a negative impact to sales revenue in September 2013 in excess of $3.0 million due to reduced oilfield activity as a result of record rainfalls and flooding in Colorado.
Energy Chemical Technologies’ gross margin for the quarter ended September 30, 2013 increased $1.1 million, or 5.2% and decreased $0.3 million, or 0.5% for the nine months ended September 30, 2013. The increase in gross margin for the third quarter was primarily due to the increase in revenue partially offset by the impact of product mix. The decline in gross margin percentage for the three months and nine months ended September 30, 2013 was primarily attributable to product portfolio mix resulting from proportionately higher sales of nonproprietary products partially offset by the supply chain benefits of the Florida Chemical acquisition.
Income from operations for the Energy Chemical Technologies segment decreased $0.3 million, or 1.7%, for the quarter ended September 30, 2013, and declined $4.7 million, or 9.4%, for the year to date period. The quarterly decrease in income from operations is primarily attributable to an increase in headcount, travel and insurance cost offsetting the increase in income from additional revenue. The year to date decrease in income from operations is primarily related to increased headcount, travel and insurance cost relative to the same period in 2012. The decline in income from operations percentage of revenue in both the quarter and year to date comparisons is primarily due to decreases in gross margin percentages resulting from product portfolio mix and increased headcount and travel related costs incurred in pursuit of growth opportunities.

Consumer and Industrial Chemical Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$15,292	$—	$27,967	$—
Gross margin	3,588	—	7,281	—
Gross margin %	23.5%	—%	26.0%	—%
Income from operations	2,301	—	4,648	—
Income from operations %	15.0%	—%	16.6%	—%

CICT Results of Operations: Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012
CICT revenue for the third quarter and year to date periods ended September 30, 2013 was $15.3 million and $28.0 million respectively. Revenue for the third quarter and year to date periods ended September 30, 2013 is incremental to the Company for both the periods as the segment is a new segment acquired during the second quarter of 2013. CICT revenue is primarily driven by demand for d-Limonene and other bio-based chemistries produced for a multitude of industries, as well as from citrus isolates produced for the flavor and fragrance industry. Revenue for CICT is subject to market seasonality and availability of raw materials.
CICT gross margin for the third quarter and year to date periods ended September 30, 2013 contributed incrementally to the Company's overall consolidated margin as part of the new segment of business acquired during the second quarter of 2013. The primary drivers of the segments margins of the CICT segment are demand for the Company's bio-based chemistries and the high value flavor and fragrance isolates. The general direction of the citrus oil markets and seasonality of flavor compounds can also impact margin results.
Income from operations for the third quarter and year to date periods ended September 30, 2013 contributed incrementally to the Company's overall consolidated income from operations over the comparable periods of 2012.

Drilling Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$27,569	$30,424	$86,268	$89,214
Gross margin	10,821	11,252	34,622	34,764
Gross margin %	39.3%	37.0%	40.1%	39.0%
Income from operations	4,309	5,329	15,510	17,320
Income from operations %	15.6%	17.5%	18.0%	19.4%

Drilling Technologies Results of Operations: Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Drilling Technologies revenue for the quarter and year to date periods ended September 30, 2013 decreased $2.9 million or 9.4% and $2.9 million or 3.3% respectively, relative to the same periods in 2012. Revenue declines can be primarily attributed to a decline in actuated tool rentals.

•
Product revenue for the third quarter of 2013 compared to the same quarter of 2012 decreased by $2.0 million, or 18.4%. The year to date revenue increased by $0.6 million or 2.3% relative to the same period in 2012 due to improved sales of centralizers, float equipment, and motor equipment in the Northeast, Bakken, and Eagle Ford regions that were a result of higher sales to existing customers and better pricing on customer contracts.

•
Rental revenue for the third quarter decreased $1.1 million, or 6.5% in relation to the third quarter of 2012 due to actuated tool rental revenue (motors, jars and shocks) declining by $3.0 million or 43% in 2013 due to increased competition, competitive pricing pressure, and strategic selection of higher margin rental jobs for these tools. Partially offsetting the actuated tool decrease was an increase in Teledrift MWD, initial rentals for the Stemulator product line and other drilling tool rentals of $1.9 million or 19%. Rental revenue for the nine months ended September 30, 2013 decreased by $4.7 million or 9.1% in comparison to the year to date 2012 period. This year to date decline is also due to a $7.6 million or 37% decrease in actuated tool rentals for the same reasons as stated above for the quarter. The Teledrift MWD, Stemulator and other rentals increased by $2.9 million or 10% to partially offset the actuated tool decrease year to date.

•
Service revenue for the third quarter and year to date periods ended September 30, 2013 increased $.2 million, or 4.8% and $1.1 million, or 11.5%, respectively, relative to comparable periods in 2012. The increased service revenue was primarily related to increased rig installations, inspections, and increased pricing of service offered in the market.

Drilling Technologies gross margin for the quarter and year to date periods ended September 30, 2013 decreased slightly by $0.4 million, or 3.8%, and $0.1 million, or 0.4%, respectively over comparable periods of 2012 but increased as a percentage of revenue by 2.3% for the quarter and 1.2% year to date. The rental mix change from lower margin actuated tool rentals to higher margin Teledrift and other drilling tools helped to increase the overall gross margin percentages.
Drilling Technologies income from operations for the quarter and year to date periods ended September 30, 2013 decreased by $1.0 million, or 19.1%, and $1.8 million, or 10.5%, respectively over the same periods in 2012 primarily due to increased salary, medical, and general insurance expenses.

Artificial Lift Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$3,857	$4,015	$11,953	$9,085
Gross margin	1,244	1,817	4,275	3,699
Gross margin %	32.3%	45.3%	35.8%	40.7%
Income from operations	769	1,384	2,712	2,284
Income from operations %	19.9%	34.5%	22.7%	25.1%
Artificial Lift Technologies Results of Operations: Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012
Revenue for the Artificial Lift Technologies segment for the quarter ended September 30, 2013 decreased slightly by $0.2 million, or 3.9% from the same quarter in 2012. Declining international valve sales from a 2012 contract were offset by increased pump equipment sales domestically. For the nine months ended September 30, 2013 revenue increased by $2.9 million, or 31.6%, relative to the same period in 2012 as sales of pumps and pump equipment have increased due to rebounds in the gas workover drilling market, additional installs in 2013, and diversification into more oil related equipment sales in the Bakken region.
Artificial Lift Technologies gross margin decreased by $0.6 million or 31.5% quarter to date September 30, 2013 as compared to quarter to date September 30, 2012 due to the decreased international valve sales that carry higher margins which in large part were replaced by lower margin domestic pump equipment sales. The gross margins increased by $0.6 million or 15.6% year to date 2013, relative to the same period in 2012 due to the increased sales of pump equipment this year. As a percentage of revenue, gross margin has declined by 4.9% year to date from 2012 as the increase in revenue in 2013 is almost entirely made up of pump equipment which carries much lower margins than the international valve sales, which were flat year over year.
Income from operations for the quarter ended September 30, 2013 decreased by $0.6 million or 44.4% compared to the quarter ended September 30, 2012, but increased $0.4 million or 18.7%, for the year to date period ended September 30, 2013.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013, the Company was not involved in any unconsolidated SPEs.
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
As part of the acquisition process the Company reaffirmed policies and estimates surrounding business combination in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically, utilizing the guidance of Accounting Standards Codification ("ASC") Topic 805, formerly Statement of Financial Accounting Standards ("SFAS") No. 141R, as amended by FSP SAFAS No. 141(R)-1 which became effective on January 1, 2009. ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the identifiable assets acquired and liabilities assumed at fair value at the acquisition date at their estimated fair values on the acquisition date, to recognize and measure pre-acquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition relates costs. Though the Company has implemented business combination accounting guidance, there have been no significant changes in the Company’s critical accounting estimates during the three months ended September 30, 2013.
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
Capital Resources and Liquidity
Overview
Ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first half of 2013, the Company funded capital requirements primarily with operating cash flows and draws upon the Company's Revolving Credit Facility. Additionally, during the first half of 2013, the Company financed the acquisition of Florida Chemical through a combination of cash, additional term borrowings, advances on its revolving credit facility, and issuance of common stock.
The Company's primary source of debt financing is its Revolving Credit Facility with PNC Bank. This credit facility contains provisions for revolving debt of up to $75.0 million, based on a borrowing base supported by accounts receivable and inventory, and a term loan of $50.0 million. As of September 30, 2013, the Company had $27.4 million in outstanding borrowings under the revolving debt portion of the credit facility and $47.6 million outstanding under the term loan. At September 30, 2013, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Part I, Item 1 — "Financial Statements" in Note 10 of "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report.
Cash and cash equivalents totaled $4.4 million at September 30, 2013. During the first three quarters of 2013, the Company generated $21.4 million of cash inflows from operations, net of $19.0 million expended in working capital. The Company used a net $58.8 million of cash in investing activities. The Company used $10.0 million for capital expenditures and a net $53.4 million for the purchase of Florida Chemical. Partially offsetting the cash outflows in investing activities were proceeds of $4.6 million from the sale of assets. Net cash provided by financing activities totaled $39.3 million. The Company repaid draws and term loans on the amended Credit Facility of $204.3 million, and $3.6 million, respectively. Additionally, the Company paid $5.2 million of principal on convertible debt (completely repaying all convertible debt), $5.3 million in purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and $1.0 million in capital lease payments. In May 2013, the Company amended its Credit Facility with PNC Bank. As of September 30, 2013 gross proceeds from draws on the amended Credit Facility and term loans were $231.7 million and $26.2 million, respectively.
Plan of Operations for 2013
The Company’s 2013 Plan of Operations anticipates stable industry economic conditions and includes the following initiatives:

•	Continue capital expenditure budget for 2013, with remaining total $8.0 million, excluding amounts received from lost-in-hole revenue.

•	Expand into identified foreign markets to realize strategic benefits for existing business segments.

•	Continue to actively explore opportunities with existing and potential business partners to broaden geographic market penetration and use of new products and services.

•	Emphasize development of product lines that could contribute to gross margin improvement.

•	Manage operating cash flows through receivables, payables and inventory management.

•	Manage asset utilization to enhance and increase operating and market synergies across all business and product lines.

•	Pursue selected strategic acquisitions, partnerships, and contracts as opportunities arise.

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$21,360	$38,457
Net cash used in investing activities	(58,786)	(11,898)
Net cash provided by financing activities	39,274	(51,316)
Effect of changes in exchange rates on cash and cash equivalents	(179)	(16)
Net increase in cash and cash equivalents	$1,669	$(24,773)
Operating Activities
Net cash provided by operating activities was $21.4 million and $38.5 million during the nine months ended September 30, 2013 and 2012, respectively. Consolidated net income for the nine months ended September 30, 2013 totaled $25.2 million, compared to consolidated net income of $26.6 million for the nine months ended September 30, 2012.
During the nine months ended September 30, 2013, net non-cash contributions to net income totaled $15.2 million. Contributory non-cash items consisted of depreciation and amortization ($10.9 million) and stock-based compensation expense ($8.7 million). Non-cash reductions to net income included net gains on asset disposals ($3.5 million) and net increases in deferred income taxes ($0.3 million).
During the nine months ended September 30, 2012, noncash reductions to net income totaled $20.7 million, primarily consisting of stock compensation expense ($9.6 million), asset depreciation and amortization ($8.5 million), a loss on extinguishment of debt ($4.3 million), accretion of debt discount ($2.9 million), deferred income taxes ($1.0 million), and deferred financing cost amortization ($0.7 million) partially offset by non-cash contributions to net income of a decrease in the fair value of the Company's warrant liability ($2.7 million), a net gain on sale of assets ($3.0 million) and recognized incremental tax benefits related to the Company’s shared based awards ($0.6 million).
During the nine months ended September 30, 2013, net working capital was reduced by $19.0 million. Working capital was used to decrease accounts payable and accrued liabilities ($12.4 million), increase inventory ($2.1 million), and increase accounts receivable ($6.5 million). Offsetting the reductions to working capital was increased income taxes payable ($1.6 million), decreased other current assets ($0.3 million), increased accrued liabilities ($4.9 million), and decreased restricted cash ($0.2 million).
During the nine months ended September 30, 2012, changes in working capital used was $8.8 million of cash primarily to meet increased market demand for Flotek's products and services. Use of working capital was primarily evidenced by increased inventory ($4.3 million), decreased income taxes payable ($3.0 million), increased other current assets ($2.2 million), and decreased interest payable ($1.7 million) partially offset by decreased accounts receivable ($0.5 million) and increased accounts payable and accrued liabilities ($1.9 million).
Investing Activities
Net cash used in investing activities was $58.8 million and $11.9 million for the nine months ended September 30, 2013 and 2012, respectively. The change in investing activities during the nine months ended September 30, 2013 was largely due to payments made for the Florida Chemical acquisition in May 2013 ($53.4 million). Also, capital expenditures were $10.0 million and $15.2 million for the nine months ended September 30, 2013 and 2012, respectively. Cash flows used in investing activities during the nine months ended September 30, 2013 and 2012 were partially offset by $4.6 million and $3.4 million, respectively, of proceeds received from the sale of fixed assets.
Financing Activities
Net cash provided by financing activities was $39.3 million for the nine months ended September 30, 2013. Cash provided by financing activities consisted primarily of borrowings from the Company's revolving credit facility ($231.7 million) and issuances under the Company's term loan ($26.2 million), proceeds from the sale of common stock ($0.6 million) and exercise of stock options ($0.5 million). Cash provided by financing activities were partially offset by repayment of borrowings against the Company's Revolving Credit Facility ($204.3 million), purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards ($5.3 million), repayments of the Company's convertible notes ($5.2 million), monthly term loan payments ($3.6 million), payments on capital lease obligations ($1.0 million), and debt issuance costs ($1.2 million).

During the nine months ended September 30, 2012, financing activities used net cash of $51.3 million. Net cash used in financing activities during the first nine months of 2012 consisted primarily of repayments of the Company's senior unsecured convertible debt ($36.0 million), and repayments of its senior secured convertible debt ($15.0 million). Additional payments made during the nine months ended September 30, 2012 consisted of cash outlay incurred in the reacquisition of common stock pursuant to payment made for employee taxes associated with stock based compensation transactions ($0.5 million). These payments were partially offset by a decrease in the excess tax benefit related to stock-based compensation ($0.6 million), proceeds from warrant exercises ($0.3 million), and proceeds from the exercise of stock options ($0.2 million).
Although the Company has no immediate intention to access the capital markets, the Company intends to file a "universal" shelf registration with the Securities and Exchange Commission in the coming weeks. This shelf registration statement will register the issuance and sale from time to time of various securities by the Company, including but not limited to senior notes, subordinated notes, preferred stock, common stock, and warrants. Once this shelf registration statement is filed with the Securities and Exchange Commission and becomes effective, the Company will have the financial flexibility to access the capital markets quickly and efficiently from time to time as the need may arise.
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
Material contractual obligations consist of repayment of amounts borrowed on the Company's Credit Facility with PNC Bank and payment of capital and operating lease obligations. Contractual obligations at September 30, 2013 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$47,619	$7,143	$14,286	$26,190	$—
Interest expense on term loan (1)	6,671	2,023	3,072	1,576	—
Borrowings under revolving credit facility (2)	27,377	27,377	—	—	—
Capital lease obligations	1,643	1,009	634	—	—
Operating lease obligations	9,372	1,641	2,518	1,662	3,551
Total	$92,682	$39,193	$20,510	$29,428	$3,551
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from September 30, 2013 rates.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 2.25% at September 30, 2013.
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

The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2013, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's system of internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
On May 10, 2013, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical"). The Company has excluded Florida Chemical from its evaluation of internal control over financial reporting as permitted by guidance issued by the staff of the SEC for a recently acquired business.

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
Repurchases of the Company's equity securities during the three months ended September 30, 2013 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2013 to July 31, 2013	1,886	$19.29	—	$25,000,000
August 1, 2013 to August 31, 2013	2,015	$19.79	—	$25,000,000
September 1, 2013 to September 30, 2013	45,127	$21.24	—	$25,000,000
Total	49,028	$21.11	—
(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, and (b) to satisfy payments required for common stock upon the exercise of stock options.
(2) In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2013, the Company has not repurchased any of its common stock and $25 million may yet be used to purchase shares.
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
Date: November 6, 2013

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer
Date: November 6, 2013