Form 10-K
period 2013-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2014-02-10
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 (based on the closing market price on the NYSE Composite Tape on June 30, 2013) was approximately $897,461,000. At January 31, 2014, there were 51,899,901 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2014 Annual Meeting of Stockholders.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), and in particular, Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report. The forward looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A – “Risk Factors” in this Annual Report and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”).
The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

ii

PART I
Item 1. Business.
General
Flotek Industries, Inc. (“Flotek” or the “Company”) is a diversified, technology-driven company that develops and supplies oilfield products, services and equipment to the oil, gas and mining industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages and other products that are sold in the consumer and industrial markets.
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
In May 2013, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical") the world's largest processor of citrus oils and a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils.
Description of Operations and Segments
The Company has four strategic business segments: Energy Chemical Technologies (formerly “Chemicals & Logistics"), Consumer and Industrial Chemical Technologies (acquired as part of Florida Chemical merger,) Drilling Technologies (formerly "Drilling Products") and Artificial Lift Technologies (formerly "Artificial Lift"). The Company offers competitive products and services derived from technological advances, some of which are patented, that are reactive to industry demands in both domestic and international markets.
Financial information about operating segments and geographic concentration is provided in Note 17 – "Segment Information" in Part II, Item 8 – "Financial Statements and Supplementary Data” in this annual report.
Information about the Company's four operating segments is below.
Energy Chemical Technologies
The Energy Chemical Technologies business provides oil and natural gas field specialty chemicals for use in drilling, cementing, completion, stimulation and production activities designed to maximize recovery in both new and mature fields. These specialty chemicals possess enhanced performance characteristics and are manufactured to withstand a broad range of downhole pressures, temperatures and other well-specific conditions to be compliant with customer specifications. The Company has two operational laboratories: (1) a technical services laboratory and (2) a research and development laboratory. Each focuses on design improvements, development and viability testing of new chemical formulations, and continued enhancement of existing products. Chemicals branded Complex nano-Fluid™ technologies (“CnF® products”) are patented both domestically and internationally and are proven strategically cost-effective performance additives within both oil and natural gas markets. The CnF® products mixtures are environmentally friendly, stable mixtures of oil, water and surface active agents which organize molecules into nanostructures. The combined advantage of solvents, surface active agents and water and the resultant nano structures improves well treatment results as compared to the independent use of solvents and surface active agents. CnF® products is composed of renewable, plant derived, cleaning ingredients and oils that are certified as biodegradable. Certain CnF® products have been approved for use in the North Sea, which has some of the most stringent oil field environmental standards in the world. CnF® chemistries have also helped achieve improved operational and financial results for the Company's customers in low permeability sand and shale reservoirs.
The Logistics division of the Company's Energy Chemical Technologies segment designs, operates and manages automated bulk material handling and loading facilities. The bulk facilities handle dry cement and additives for oil and natural gas well cementing, and supply materials used in oilfield operations.

Consumer and Industrial Chemical Technologies
An additional segment, Consumer and Industrial Chemicals Technologies ("CICT"), was added with the acquisition of Florida Chemical in May 2013. The Company sources citrus oil domestically and internationally and is the largest processor of citrus oils in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemicals for use in the oil & gas industry and numerous other industries around the world. Consumer and Industrial Chemical Technologies designs, develops and manufactures products that are sold to companies in the flavor and fragrance industry and specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
Drilling Technologies
The Company is a leading provider of downhole drilling tools for use in oilfield, mining, water-well and industrial drilling activities. Further, the Company manufactures, sells, rents and inspects specialized equipment used in drilling, completion, production, and work-over activities. Established tool rental operations are strategically located throughout the United States (the “U.S.”) and in an increasing number of international markets. Rental tools include stabilizers, drill collars, reamers, wipers, jars, shock subs, wireless survey, measurement while drilling (“MWD”) tools, Stemulator™ tools and mud-motors. Equipment sold primarily includes mining equipment, cementing accessories and drilling motor components. The Company remains focused on product marketing in all regions of the U.S., as well as in select international markets through both direct and agent-based sales.
Artificial Lift Technologies
The Company provides pumping system components, electric submersible pumps (“ESPs”), gas separators, production valves, and complementary services. Artificial Lift products satisfy the requirements of coal bed methane and traditional oil and natural gas production and assist natural gas, oil and other fluids movement from the producing horizon to the surface. Patented products within the Company’s Petrovalve™ product line optimize pumping efficiency in horizontal well completions as well as in heavy oil wells and wells with high liquid to gas ratios. Petrovalve products placed horizontally increase flow per stroke and eliminate gas locking of traditional ball and seat valves that traditionally require more maintenance. The patented gas separation technology is particularly effective in coal bed methane production, efficiently separating gas and water downhole as well as ensuring solution gas is not lost in water production. Gas separated downhole contributes to a reduction in the environmental impact of escaped gas at the surface. The majority of Artificial Lift products are manufactured in China, assembled domestically, and distributed globally.
Seasonality
Overall, operations are not affected by seasonality. While certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operations and financial position, these cycles have not been significant to date. The performance of certain services within each of the Company’s segments, however, is susceptible to both weather and naturally occurring phenomena, including:

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

Product Demand and Marketing
Demand for the Company’s products and services is dependent on levels of conventional and non-conventional oil and natural gas well drilling and production, both domestically and internationally. Products are marketed directly to customers through the Company's direct sales force and through certain contractual agency arrangements. Established customer relationships provide repeat sales opportunities within all segments. Marketing is currently concentrated within the U.S. Internationally, the Company primarily markets products and services through the use of third party agents as well as direct sales in Canada, Mexico, Central America, South America, Europe, Africa, the Middle East, Australia, and Asia-Pacific.

Customers

The Company’s customers include major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies, state-owned oil companies, household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies. For the year ended December 31, 2013, the Company had three customers that accounted for 16%, 7% and 7% of consolidated revenue, respectively. For the years ended December 31,

2012 and 2011, the Company had a single customer that accounted for 16% and 13% of our consolidated revenue, respectively. In aggregate, the Company’s top three customers collectively accounted for 30%, 35% and 28% of consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
Research and Development
The Company is engaged in research and development activities focused on the improvement of existing products and services, the design of specialized “customer need” products, and the development of new products, processes and services. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $3.8 million, $3.2 million and $2.3 million, respectively of research and development expense. In 2013, research and development expense was approximately 1.0% of consolidated revenue. The Company has combined the research efforts of its newly acquired business with its previously existing R&D effort to strengthen its focus on developing environmentally responsible products for the oil and gas industry and other markets. The Company expects that its 2014 research and development investment will be commensurate with the growth of the business.
Backlog
Due to the nature of the Company’s contractual customer relationships and the way they operate, the Company has historically not had significant backlog order activity.

Intellectual Property
The Company’s policy is to protect its intellectual property, both within and outside of the U.S. The Company pursues patent protection for all products and methods deemed to have commercial significance and that qualify for patent protection. The decision to pursue patent protection is dependent upon whether patent protection can be obtained, cost-effectiveness and alignment with operational and commercial interests. The Company believes its patents and trademarks, combined with trade secrets, proprietary designs, manufacturing and operational expertise, are appropriate to protect intellectual property and ensure continued strategic advantages. The Company currently has existing and pending patents on casing centralizer design, ProSeries™ tool design and various chemical products.
Competition
The ability to compete in the oilfield services industry and the consumer and industrial markets is dependent upon the Company’s ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in oil field services industry are impacted by current and expected oil and natural gas prices, vertical and horizontal drilling rig count, other oil and natural gas drilling activity, production levels and customer drilling and production designated capital spending. Domestic and international regions in which Flotek operates are highly competitive. The unpredictability of the energy industry and commodity price fluctuations create both increased risk and opportunity for the services of both the Company and its competitors.
Certain oil and natural gas service companies competing with the Company are larger and have access to more resources. Such competitors could be better situated to withstand industry downturns, compete on the basis of price, and acquire and develop new equipment and technologies; all of which could affect the Company’s revenue and profitability. Oil and natural gas service companies also compete for customers and strategic business opportunities. Thus, competition could have a detrimental impact upon the Company’s business.
The d-Limonene terpene is a major feedstock for many of the Company’s CnF® chemistries. The Company faces competition from other citrus processors and other solvent sources. Pine oil provides an effective, but lower quality, substitute to the Company’s citrus-based terpenes. Pine terpenes are cheaper than citrus terpenes, but they contain trace amounts of BTEX compounds (benzene, toluene, ethylbenzene, and xylenes), and volatile organic compounds that have varying degrees of toxicity. The Company’s chemistries are intended to replace these undesirable qualities. Management believes that environmental constituents will continue to promote BTEX substitutes, which diminishes the threat of substitution in ecologically sensitive applications from these competitors. The Company can use pine terpenes in some of its industrial product line and currently uses over six million pounds of pine terpenes annually. That annual volume could be increased to over 12 million pounds without adversely affecting the Company's “green” product lines.
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities however could be adversely affected by extreme weather conditions. Additionally, certain raw materials used by the Chemicals segments are available from limited sources. Disruptions to suppliers could materially impact sales. The prices paid for raw materials vary based on energy, steel, citrus, and other commodity price fluctuations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. Higher prices for chemicals, steel, citrus, and other raw materials could adversely impact future sales and contract fulfillments.
The Company is diligent in its efforts to identify alternate suppliers, in its contingency planning for potential supply shortages, and in its proactive efforts to reduce costs through competitive bidding practices. The Drilling Technologies and Artificial Lift Technologies segments purchase raw materials and steel on the open market from numerous suppliers. When able, the Company uses multiple suppliers, both domestically and internationally, for all raw materials purchases.
Drilling Technologies maintains a three to six month supply of mud-motor inventory parts sourced from international and domestic suppliers, and Drilling Technologies and Artificial Lift Technologies maintain parts necessary to meet forecast demand. The Company’s inventory levels are maintained to accommodate the lead time required to secure parts to avoid disruption of service to customers.
Government Regulations
The Company is subject to federal, state and local environmental, occupational safety and health laws and regulations within the U.S. and other countries in which the Company does business. The Company strives to ensure full compliance with all regulatory requirements and is unaware of any material instances of noncompliance. In the U.S., the Company must comply with laws and regulations which include, among others:

•	the Comprehensive Environmental Response, Compensation and Liability Act;

•	the Resource Conservation and Recovery Act;

•	the Federal Water Pollution Control Act; and

•	the Toxic Substances Control Act.
In addition to U.S. federal laws and regulations, the Company does business in other countries which have extensive environmental, legal, and regulatory requirements. Laws and regulations strictly govern the manufacture, storage, handling, transportation, use and sale of chemical products. The Company evaluates the environmental impact of its actions and attempts to quantify the cost of remediating contaminated property in order to maintain compliance with regulatory requirements and identify and avoid potential liability. Several products of the Energy Chemicals Technologies’ and Consumer and Industrial Chemical Technologies’ segments are considered hazardous or flammable. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, to remediate any contamination.
The Company is occasionally involved in environmental litigation and claims, including remediation of properties owned or operated. No environmental litigation or claims are currently being litigated. The Company does not expect that costs related to known remediation requirements will have an adverse effect on the Company’s consolidated financial position or results of operations.
Employees
At December 31, 2013, the Company had 487 employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international locations have staffing or work arrangements that are contingent upon local work councils or other regulatory approvals.
Available Information and Website
The Company’s website is accessible at www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see the “Investor Relations” section of the Company’s website), as soon as reasonably practicable subsequent to electronically filing or otherwise providing reports to the SEC. Corporate governance materials, guidelines, by-laws, and code of business conduct and ethics are also available on the website. A copy of corporate governance materials is available upon written request to the Company.
All material filed with the SEC’s “Public Reference Room” at 100 F Street NE, Washington, DC 20549 is available to be read or copied. Information regarding the “Public Reference Room” can be obtained by contacting the SEC at 1-800-SEC-0330. Further, the SEC maintains the www.sec.gov website, which contains reports and other registrant information filed electronically with the SEC.
The 2013 Annual Chief Executive Officer Certification required by the NYSE was submitted on June 3, 2013. The certification was not qualified in any respect. Additionally, the Company has filed all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2014 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of business conduct and ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website.

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
The global credit and economic environment could impact worldwide demand for energy. Crude oil and natural gas prices continue to be volatile. A substantial or extended decline in oil or natural gas prices could impact customers’ spending for products and services. Demand for a significant number of the Company’s products and services is dependent upon the level of expenditures within the oil and gas industry for exploration, development and production of crude oil and natural gas reserves. Expenditures are sensitive to oil and natural gas prices, as well as the industry’s outlook regarding future oil and natural gas prices. Increased competition could also exert downward pressure on prices charged for Company products and services. Limited price increases were available to the Company in 2013. Volatile economic conditions could weaken customer exploration and production expenditures, causing reduced demand for Company products and services and a significant adverse effect on the Company’s operating results. It is difficult to predict the pace of any industry growth, whether the economy will worsen, and to what extent this could affect the Company.
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
The Company’s revolving credit facility and term loan have variable interest rates that could increase.
At December 31, 2013, the Company had a $75 million revolving credit facility commitment, of which $16.3 million was drawn. The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at December 31, 2013. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. The current credit facility remains in effect until May 10, 2018.
The Company borrowed $50.0 million under the term loan on May 10, 2013. The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between the London Interbank Lending Rate (LIBOR) plus 2.25% to 2.75%. PNC Bank's base lending rate was 3.25% at December 31, 2013.
There can be no assurance that the revolving credit facility and the term loan will not experience significant interest rate increases.
The Company’s May 2013 acquisition and subsequent integration of the Florida Chemical Company operations may adversely affect the Company’s business, results of operations, and liquidity.
The Company acquired Florida Chemical Company (“Florida Chemical”) on May 10, 2013. Whether the Company realizes the anticipated benefits from this acquisition depends, in part, upon its ability to integrate the operations of the acquired business, the performance of Florida Chemical’s underlying product portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, the Company’s financial results could be adversely affected from unanticipated performance issues, legacy liabilities, unanticipated transaction-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. While the Company believes that it has established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that this transaction will ultimately be successful.
The Company’s migration of Florida Chemical to its enterprise resource planning (“ERP”) system may adversely affect the Company’s business and results of operations or the effectiveness of internal control over financial reporting.
Subsequent to the Florida Chemical acquisition, the Company began the process of migrating Florida Chemical’s inventory and accounting systems to the Company’s existing ERP system. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities, and also require transformation of business and financial processes in order to fully exploit the benefits of the ERP system. Subsequent to the "in-service date" of the ERP system migration, the Company may be required to continue to expend material amounts of resources in order to maintain the existing ERP system and/or specific enhancements or modifications that are required as a result of the Florida Chemical migration and to train existing personnel or hire experienced personnel capable of using and maintaining the ERP system. If the ERP system does not operate as intended, it could adversely affect the financial reporting systems, the Company’s ability to produce financial reports, and/or the effectiveness of internal control over financial reporting, and the costs to remediate these deficiencies could be material.
Network disruptions, security threats and activity related to global cyber crime pose risks to our key operational, reporting and communication systems.

The company relies on access to information systems for its operations. Failures of or interference with access to these systems, such as network communications disruptions could have an adverse effect on our ability to conduct operations or directly impact consolidated reporting. Security breaches pose a risk to confidential data and intellectual property which could result in damages to our competitiveness and reputation. The company has policies and procedures in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches, however there can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks.

If the Company does not manage the potential difficulties associated with expansion successfully, the Company’s operating results could be adversely affected.
The Company has grown over the last several years through internal growth, strategic alliances, and, to a lesser extent, strategic business/asset acquisitions. The Company believes future success will depend, in part, on the Company’s ability to adapt to market opportunities and changes and to successfully integrate the operations of any businesses acquired. The following factors could result in strategic business difficulties:

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
The ability of the Company to grow and compete is reliant on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows from operations and the availability of equity and debt financing. The Company’s term and revolving loan agreements with its bank also restricts the Company’s various capital transactions or participation in various business acquisitions and combinations. The Company cannot guarantee cash flows from operations will be sufficient, or that the Company will continue to be able to obtain equity or debt financing on acceptable terms, or at all, in order to realize growth strategies. As a result, the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or to respond to competitive pressures.
The Company’s future success and profitability may be adversely affected if the Company fails to develop and/or introduce new and innovative products and services.
The oil and natural gas drilling industry is characterized by technological advancements that have historically resulted in, and will likely continue to result in, substantial improvements in the scope and quality of oilfield chemicals, drilling and artificial lift products and services function and performance. Consequently, the Company’s future success is dependent, in part, upon the Company’s continued ability to timely develop innovative products and services. Increasingly sophisticated customer needs and the ability to timely anticipate and respond to technological and operational advances in the oil and natural gas drilling industry is critical. If the Company fails to successfully develop and introduce innovative products and services that appeal to customers, or if new market entrants or competitors develop superior products and services, the Company’s revenue and profitability could suffer.
Consumer and industrial chemical markets that purchase the Company’s citrus based products are largely influenced by consumer preference and regulatory requirements. While citrus based beverage flavorings, retail cleaning products, and fine fragrances perpetually rank high in consumer surveys, the Company’s continued success requires new product innovation to keep pace with consumer trends and regulatory issues.  If the Company fails to provide innovative products and services to its customers or to introduce performance products that comply with new environmental regulations, the Company’s financial performance could be impacted.
The Company may pursue strategic acquisitions, which could have an adverse impact on the Company’s business.
The Company’s historical and potential acquisitions involve risks that could adversely affect the Company’s business. Negotiations of potential acquisitions or integration of newly acquired businesses could divert management’s attention from other business concerns as well as be cost prohibitive and time consuming. Acquisitions could also expose the Company to unforeseen liabilities or risks associated with new markets or businesses. Unforeseen operational difficulties related to acquisitions could result in diminished financial performance or require a disproportionate amount of the Company’s management’s attention and resources. Additional acquisitions could result in the commitment of capital resources without the realization of anticipated returns.
Unforeseen contingencies such as litigation could adversely affect the Company’s financial condition.
The Company is, and from time to time may become, a party to legal proceedings incidental to the Company’s business involving alleged injuries arising from the use of Company products, exposure to hazardous substances, patent infringement, employment matters, and commercial disputes. The defense of these lawsuits may require significant expenses, divert management’s attention, and may require the Company to pay damages that could adversely affect the Company’s financial condition. In addition, any insurance or indemnification rights that the Company may have may be insufficient or unavailable to protect against potential loss exposures.

The Company’s current insurance policies may not adequately protect the Company’s business from all potential risks.
The Company’s operations are subject to risks inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, severe weather, oil and chemical spills, and other hazards. These conditions can result in personal injury or loss of life, damage to property, equipment and the environment, as well as suspension of customers’ oil and gas operations. Litigation arising from any catastrophic occurrence where the Company’s equipment, products or services are being used could result in the Company being named as a defendant in lawsuits asserting large claims. The Company maintains insurance coverage it believes is adequate and customary to the oil and natural gas industry to mitigate liabilities associated with these potential hazards. The Company does not have insurance against all foreseeable risks, either because insurance is not available or is cost-prohibitive. Consequently, losses and liabilities arising from uninsured or underinsured events could have an adverse effect on the Company’s business, financial condition, and results of operations.
The Company is subject to complex foreign, federal, state and local environmental, health and safety laws and regulations, which expose the Company to liabilities that could adversely affect the Company’s business, financial condition, and results of operations.
The Company’s operations are subject to foreign, federal, state, and local laws and regulations related to, among other things, the protection of natural resources, injury, health and safety considerations, waste management, and transportation of waste and other hazardous materials. The Energy Chemicals Technologies segment exposes the company to risks of environmental liability that could result in fines, penalties, remediation, property damage, and personal injury liability. In order to remain compliant with laws and regulations, the Company maintains permits, authorizations and certificates as required from regulatory authorities. Sanctions for noncompliance with such laws and regulations could include assessment of administrative, civil and criminal penalties, revocation of permits, and issuance of corrective action orders.
The Company could incur substantial costs to ensure compliance with existing and future laws and regulations. Laws protecting the environment have generally become more stringent and are expected to continue to evolve and become more complex and restrictive into the future. Failure to comply with applicable laws and regulations could result in material expense associated with future environmental compliance and remediation. The Company’s costs of compliance could also increase if existing laws and regulations are amended or reinterpreted. Such amendments or reinterpretations of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for, and production of, oil and natural gas which, in turn, could limit demand for the Company’s products and services. Some environmental laws and regulations could also impose joint and strict liability, meaning that the Company could be exposed in certain situations to increased liabilities as a result of the Company’s conduct that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Remediation expense and other damages arising as a result of such laws and regulations could be substantial and have a material adverse effect on the Company’s financial condition and results of operations.
Material levels of the Company’s revenue are derived from customers engaged in hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to flow more easily through the rock pores to a production well. Some states have adopted regulations which require operators to publicly disclose certain non-proprietary information. These regulations could require the reporting and public disclosure of the Company's proprietary chemical formulas. The adoption of any future federal or state laws or local requirements, or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process, could increase the difficulty of oil and natural gas well production activity and could have an adverse effect on the Company’s future results of operations.
Regulation of greenhouse gases and/or climate change could have a negative impact on the Company’s business.
Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” which include carbon dioxide and methane, may be contributory to the warming effect of the Earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing worldwide attention. Legislative and regulatory measures to address greenhouse gas emissions have not yet been finalized as of the date of this Annual Report but remain impactive across international, national, regional, and state levels.
Existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including energy conservation or alternative energy incentives, could have a negative impact on the Company’s operations, if regulations resulted in a reduction in worldwide demand for oil and natural gas or global economic activity. Other results could be increased compliance costs and additional operating restrictions, each of which would have a negative impact on the Company’s operations.
Changes in regulatory compliance obligations of critical suppliers may adversely impact our operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which requires the Securities and Exchange Commission to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC-reporting company. The metals covered by these rules, which were adopted on August 22, 2012, include tin, tantalum, tungsten and gold. The Company and Company suppliers may use these materials in their production processes. In order to be able to accurately report the Company's compliance with Section 1502, the Company will have to perform supply chain due diligence, third-party verification, and possibly private sector audits on the sources of these metals all the way down to the mine of origin. Global supply chains are complicated, with multiple layers and suppliers between the mine and the final product. Accordingly, the Company will likely incur significant cost related to the compliance process. While the impact of Section 1502 on the Company's business is uncertain at this time, difficulty could potentially occur in procuring needed materials from conflict-free sources and in satisfying the associated disclosure requirements.
If the Company is unable to adequately protect intellectual property rights or is found to infringe upon the intellectual property rights of others, the Company’s business is likely to be adversely affected.
The Company relies on a combination of patents, trademarks, non-disclosure agreements, and other security measures to establish and protect the Company’s intellectual property rights. Although the Company believes that existing measures are reasonably adequate to protect intellectual property rights, there is no assurance that the measures taken will prevent misappropriation of proprietary information or dissuade others from independent development of similar products or services. Moreover, there is no assurance that the Company will be able to prevent competitors from copying, reverse engineering, or otherwise obtaining and/or using the Company’s technology and proprietary rights for products. The Company may not be able to enforce intellectual property rights outside of the U.S. Furthermore, the laws of certain countries in which the Company’s products and services are manufactured or marketed may not protect the Company’s proprietary rights to the same extent as do the laws of the U.S. Finally, parties may challenge, invalidate, or circumvent the Company’s patents, trademarks, copyrights and trade secrets. In each case, the Company’s ability to compete could be significantly impaired.
A portion of the Company’s products are without patent protection. The issuance of a patent does not guarantee validity or enforceability. Company patents may not be valid or enforceable against third parties. The issuance of a patent does not guarantee that the Company has the right to use the patented invention. Third parties may have blocking patents that could be used to prevent the Company from marketing the Company’s own patented products and utilizing our patented technology.
The Company is exposed to allegations of patent and other intellectual property infringement. Furthermore, the Company could become involved in costly litigation or proceedings regarding patents or other intellectual property rights. If any such claims are asserted against the Company, the Company could seek to obtain a license under the third party’s intellectual property rights in order to mitigate exposure. In the event the Company cannot obtain a license, affected parties could file lawsuits against the Company seeking damages (including treble damages) or an injunction against the sale of the Company’s products. These could result in the Company having to discontinue the sale of certain products, increase the cost of selling products, or result in damage to the Company’s reputation. The award of damages, including material royalty payments, or the entry of an injunction order against the manufacture and sale of any of the Company’s products, could have an adverse effect on the Company’s results of operations and ability to compete.
The Company and the Company’s customers are subject to risks associated with doing business outside of the U.S., including political risk, foreign exchange risk and other uncertainties.
Revenue from the sale of products to customers outside the U.S. was approximately 13.9% of the Company’s 2013 annual revenue. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including:

•	governmental instability;

•	corruption

•	war and other international conflicts;

•	civil and labor disturbances;

•	requirements of local ownership;

•	partial or total expropriation or nationalization;

•	currency devaluation; and

•	foreign laws and policies, each of which can limit the movement of assets or funds or result in the deprivation of contractual rights or appropriation of property without fair compensation.
Collections and recovery of rental tools from international customers and agents could also prove difficult due to inherent uncertainties in foreign law and judicial procedures. The Company could experience significant difficulty with collections or recovery due to the political or judicial climate in foreign countries where Company operations occur or in which the Company’s products are used.

The Company’s international operations must be compliant with the Foreign Corrupt Practices Act (the “FCPA”) and other applicable U.S. laws. The Company could become liable under these laws for actions taken by employees or agents. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the U.S. periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The U.S. government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries. Although most of the Company’s international revenue is derived from transactions denominated in U.S. dollars, the Company has conducted, and may continue to conduct some business in currencies other than the U.S. dollar. The Company currently does not hedge against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates.
The Company has no control over, and can provide no assurances that future laws and regulations will not materially impact the Company’s ability to conduct international business.
The loss of key customers could have an adverse impact on the Company’s results of operations and could result in a decline in the Company’s revenue.
The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. Revenue derived from key customers as a percentage of consolidated revenue for the years ended December 31, 2013, 2012 and 2011, totaled 30%, 35%, and 28% , respectively. Customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have an adverse effect on the Company’s ability to service customer’s needs and could result in a loss of customers.
Materials used in servicing and manufacturing operations as well as those purchased for sale are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Chemical’s facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the Energy Chemicals Technologies segment are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; phases of the general business cycle and global demand. The Drilling Technologies and Artificial Lift Technologies segments purchase critical raw materials on the open market and, where able, from multiple suppliers, both domestically and internationally.
The Company maintains a three- to six-month supply of critical mud-motor inventory parts that the Company sources from China. This inventory stock position approximates the lead time required to secure these parts in order to avoid disruption of service to the Company’s customers. The Company’s inability to secure reasonably priced critical inventory parts in a timely manner would adversely affect the Company’s ability to provide service to potential customers. The Company sources the vast majority of motor parts from a national supplier. As part of the 2014 business plan, the Company is actively managing and developing relationships with back-up parts and service suppliers.
The Company currently does not hedge commodity prices. The Company may be unable to pass along price increases to its customers, which could result in a decline in revenue or operating profits.
The Company’s inability to develop new products or differentiate existing products could have an adverse effect on its ability to be responsive to customer’s needs and could result in a loss of customers.
The Company’s ability to compete within the oilfield services business is dependent upon the ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in the Company’s operations are driven by current and forecast commodity prices, drilling rig count, oil and natural gas production levels, and customer capital spending for drilling and production. The regions in which the Company operates are highly competitive. The Company is also smaller than many other oil and natural gas service companies and has fewer resources as compared to these competitors. The large competitors may be better positioned to withstand industry downturns, compete on the basis of price, and acquire new equipment and technologies, all of which could affect the Company’s revenue and profitability. The Company competes for both customers and acquisition opportunities. Competition could adversely affect the Company’s operating profit. The Company believes that competition for products and services will continue to be intense into the foreseeable future.

If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.
The Company depends on the continued service of the Chief Executive Officer and President, the Chief Financial Officer, the Executive Vice President, Operations, Executive Vice President, Business Development and Marketing and Executive Vice President, Research & Development of the Company and President of Florida Chemical Company Inc, who possess significant expertise and knowledge of the Company’s business and industry. Furthermore, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with all of these key members; however, at December 31, 2013 the Company did not carry key man life insurance on all executives. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.
If a new stock-based incentive plan is not approved by shareholders, the Company may lose key members of its senior management team and may not be able to attract adequate replacements.
There may be an insufficient number of shares remaining under previously approved long term incentive plans to provide for competitive long term incentive awards for the Company’s key senior management. If shareholder’s do not approve a new long term incentive plan in 2014, the Company could lose key members of its senior management team and may not be able to attract adequate replacements.
Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock.
Effective internal controls are necessary for the Company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reports or effectively prevent fraud, the Company’s reputation and operating results could be harmed. If the Company is unable to maintain effective disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to provide reliable financial reports, which in turn could affect the Company's operating results or cause the Company to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively affect the trading price of the Company’s common stock, limit the ability of the Company to access capital markets in the future, and require additional costs to improve internal control systems and procedures.
Risks Related to the Company’s Industry
General economic declines (recessions) and limits to credit availability could have an adverse effect on exploration and production activity and result in lower demand for the Company’s products and services.
Continued worldwide financial and credit uncertainty can reduce the availability of liquidity and credit markets to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with pressure on worldwide equity markets could continue to impact the worldwide economic climate. Unrest in the Middle East may also impact demand for the Company’s products and services both domestically and internationally.
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
The Company’s consumer and industrial customers would be adversely effected if economic activity decreased dramatically. The Company’s primary product is often used to replace less desirable solvents in numerous consumer and industrial applications and is more expensive than other materials. As economic activity decreases, consumer and industrial companies not only consume less solvent, they also may relax their environmental mandates and purchase cheaper solvents. The Company’s revenue and profitability could be negatively impacted if demand softens because of weak economic activity.
Events in global credit markets can significantly impact the availability of credit and associated financing costs for many of the Company’s customers. Many of the Company’s customers finance their drilling and production programs through third-party lenders or public debt offerings. Lack of available credit or increased costs of borrowing could cause customers to reduce spending on drilling programs, thereby reducing demand and potentially resulting in lower prices for the Company’s products and services. Also, the credit and economic environment could significantly impact the financial condition of some customers over a prolonged period, leading to business disruptions and restricted ability to pay for the Company’s products and services. The Company’s forward-looking statements assume that the Company’s lenders, insurers, and other financial institutions will be able to fulfill their obligations under various credit agreements, insurance policies, and contracts. If any of the Company’s significant lenders, insurers and others are unable to perform under such agreements, and if the Company was unable to find suitable replacements at a reasonable cost, the Company’s results of operations, liquidity, and cash flows could be adversely impacted.
A prolonged period of depressed oil and natural gas prices could result in reduced demand for the Company’s products and services and adversely affect the Company’s business, financial condition, and results of operations.
The markets for oil and natural gas have historically been volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending. The oil and natural gas markets may be volatile in the future. The demand for the Company’s products and services is, in large part, driven by general levels of exploration and production spending and drilling activity by its customers. Decrease in oil and natural gas prices could cause a decline in exploration and drilling activities. This, in turn, could result in lower demand for the Company’s products and services and could result in lower prices for the Company’s products and services. A prolonged decline in oil or natural gas prices could adversely affect the Company’s business, financial condition, and results of operations.
New and existing competitors within the Company’s industries could have an adverse effect on results of operations.
The oil and natural gas industry is highly competitive. The Company’s principal competitors include numerous small companies capable of competing effectively in the Company’s markets on a local basis, as well as a number of large companies that possess substantially greater financial and other resources than does the Company. Larger competitors may be able to devote greater resources to developing, promoting and selling products and services. The Company may also face increased competition due to the entry of new competitors including current suppliers that decide to sell their products and services directly to the Company’s customers. As a result of this competition, the Company could experience lower sales or greater operating costs, which could have an adverse effect on the Company’s margins and results of operations.
Regulatory pressures, environmental activism, and legislation could result in reduced demand for the Company’s products and services and adversely affect the Company’s business, financial condition, and results of operations.
Regulations restricting volatile organic compounds (VOCs) exist in many states and/or communities which limit demand for certain products. Although citrus oil is considered a VOC, its health, safety, and environmental profile is preferred over other solvents (e.g., BTEX), which is currently creating new market opportunities around the world. Changes in the perception of citrus oils as a preferred VOC, increased consumer activism against hydraulic fracturing or other regulatory or legislative actions by governments could potentially result in materially reduced demand for the Company’s products and services and could adversely affect the Company’s business, financial condition, and results of operations.
The Company’s industry has a high rate of employee turnover. Difficulty attracting or retaining personnel or agents could adversely affect the Company’s business.
The Company operates in an industry that has historically been highly competitive in securing qualified personnel with the required technical skills and experience. The Company’s services require skilled personnel able to perform physically demanding work. Due to industry volatility and the demanding nature of the work, workers could choose to pursue employment opportunities that offer a more desirable work environment at wages competitive with the Company’s. As a result, the Company may not be able to find qualified labor, which could limit the Company’s growth. In addition, the cost of attracting and retaining qualified personnel has increased over the past several years due to competitive pressures. The Company expects labor costs will continue to increase into the foreseeable future. In order to attract and retain qualified personnel, the Company may be required to offer increased wages and benefits. If the Company is unable to increase the prices of products and services to compensate for increases in compensation, or is unable to attract and retain qualified personnel, operating results could be adversely affected.
Severe weather could have an adverse impact on the Company’s business.
The Company’s business could be materially and adversely affected by severe weather conditions. Hurricanes, tropical storms, flash floods, blizzards, cold weather and other severe weather conditions could result in curtailment of services, damage to equipment and facilities, interruption in transportation of products and materials, and loss of productivity. If the Company’s customers are unable to operate or are required to reduce operations due to severe weather conditions, and as a result curtail purchases of the Company’s products and services, the Company’s business could be adversely affected.

A terrorist attack or armed conflict could harm the Company’s business.
Terrorist activities, anti-terrorist efforts, and other armed conflicts involving the U.S. could adversely affect the U.S. and global economies and could prevent the Company from meeting financial and other obligations. The Company could experience loss of business, delays or defaults in payments from payors, or disruptions of fuel supplies and markets if pipelines, production facilities, processing plants, or refineries are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and natural gas which, in turn, could also reduce the demand for the Company’s products and services. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect the Company’s results of operations, impair the ability to raise capital, or otherwise adversely impact the Company’s ability to realize certain business strategies.
Risks Related to the Company’s Securities
The market price of the Company’s common stock has been and may continue to be volatile.
The market price of the Company’s common stock has historically been subject to significant fluctuations. The following factors, among others, could cause the price of the Company’s common stock to fluctuate significantly:

•	variations in the Company’s quarterly results of operations;

•	changes in market valuations of companies in the Company’s industry;

•	fluctuations in stock market prices and volume;

•	fluctuations in oil and natural gas prices;

•	issuances of common stock or other securities in the future;

•	additions or departures of key personnel; and

•	announcements by the Company or the Company’s competitors of new business, acquisitions, or joint ventures.
The stock market has experienced unusual price and volume fluctuations in recent years that have significantly affected the price of common stock of companies within many industries including the oil and natural gas industry. Further changes can occur without regard to specific operating performance. The price of the Company’s common stock could fluctuate based upon factors that have little to do with the Company’s operational performance, and these fluctuations could materially reduce the Company’s stock price. The Company could be a defendant in a legal case related to a significant loss of value for the shareholders. This could be expensive and divert management’s attention and Company resources, as well as have an adverse effect on the Company’s business, financial condition, and results of operations.
An active market for the Company’s common stock may not continue to exist or may not continue to exist at current trading levels.
Trading volume for the Company’s common stock historically has been very volatile when compared to companies with larger market capitalizations. The Company cannot presume that an active trading market for the Company’s common stock will continue or be sustained. Sales of a significant number of shares of the Company’s common stock in the public market could lower the market price of the Company’s stock.
The Company has no plans to pay dividends on the Company’s common stock, and, therefore, investors will have to look to stock appreciation for return on investments.
The Company does not anticipate paying any cash dividends on the Company’s common stock within the foreseeable future. The Company currently intends to retain all future earnings to fund the development and growth of the Company’s business and to meet current debt obligations. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend, among other things, on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations deemed relevant by the board of directors. Additionally, should the Company seek future financing or refinancing of indebtedness, covenants could restrict the payment of dividends without the prior written consent of lenders. Investors must rely on sales of common stock held after price appreciation, which may never occur, in order to realize a return on their investment.
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
In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of the Company’s stock without the approval of the board of directors. Aforementioned provisions and other similar provisions make it more difficult for a third party to acquire the Company exclusive of negotiation. The Company’s board of directors could choose not to negotiate with an acquirer deemed not beneficial to or synergistic with the Company’s strategic outlook. If an acquirer were discouraged from offering to acquire the Company or prevented from successfully completing a hostile acquisition by these anti-takeover measures, stockholders could lose the opportunity to sell their shares at a favorable price.
Future issuance of additional shares of common stock could cause dilution of ownership interests and adversely affect the Company’s stock price.
The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders ownership interests. The Company is currently authorized to issue 80,000,000 shares of common stock. Additional shares are subject to issuance through various equity compensation plans or through the exercise of currently outstanding options. The potential issuance of additional shares of common stock, whether directly or pursuant to any conversion right associated with any convertible securities of the Company, or through exercise of outstanding warrants may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have an adverse effect on the price of the Company’s common stock.
On February 7, 2014, all remaining warrants were exercised.
The Company may issue shares of preferred stock or debt securities with greater rights than the Company’s common stock.
Subject to the rules of the NYSE, the Company’s certificate of incorporation authorizes the board of directors to issue one or more additional series of preferred stock and to set the terms of the issuance without seeking approval from holders of common stock. Currently, there are 100,000 preferred shares authorized, with no shares currently outstanding. Any preferred stock that is issued may rank senior to common stock in terms of dividends, priority and liquidation premiums, and may have greater voting rights than holders of common stock.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
As of January 31, 2014, the Company operated 29 manufacturing and warehouse facilities in nine U.S. states. The Company owns 14 of these facilities with the remainder being leased with lease terms that expire from 2014 through 2031. In addition, our corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Energy Chemical Technologies	Owned	Marlow, Oklahoma
	Owned	Carthage, Texas
	Owned	Wheeler, Texas
	Leased	Raceland, Louisiana
	Leased	The Woodlands, Texas
	Owned	Waller, Texas
	Owned	Healdton, Oklahoma
Drilling Technologies	Owned	Oklahoma City, Oklahoma
	Owned	Houston, Texas
	Owned	Midland, Texas
	Owned	Robstown, Texas
	Owned	Vernal, Utah
	Owned	Evanston, Wyoming
	Leased	Bossier City, Louisiana
	Leased	New Iberia, Louisiana
	Leased	Pocola, Oklahoma
	Leased	Grand Prairie, Texas
	Leased	Houston, Texas
	Leased	Midland, Texas
	Leased	Odessa, Texas
	Leased	Pittsburgh, Pennsylvania
	Leased	Wysox, Pennsylvania
	Leased	Woodward, Oklahoma
	Leased	Casper, Wyoming
Artificial Lift Technologies	Owned	Gillette, Wyoming
	Owned	Dickinson, North Dakota
	Leased	Farmington, New Mexico
	Leased	Gillette, Wyoming
Consumer and Industrial Chemical Technologies	Owned	Winter Haven, Florida

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock began trading on the NYSE on December 27, 2007 under the stock ticker symbol “FTK.” As of the close of business on January 31, 2014, there were 51,899,901 shares of common stock outstanding held by approximately 14,000 holders of record. The Company's closing sale price of the common stock on the NYSE on January 31, 2014 was $21.51. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on common stock, and intends to continue to use earnings and other cash in the maintenance and expansion of the business. Further, the Company’s Credit Facility contains provisions that limit its ability to pay cash dividends on its common stock.
The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of common stock as reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal quarter ended:	2013		2012
	High	Low	High	Low
March 31,	$16.35	$12.54	$13.03	$10.28
June 30,	$18.00	$14.57	$14.20	$8.68
September 30,	$23.08	$17.85	$12.99	$9.01
December 31,	$23.46	$19.01	$13.15	$10.01
Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in the Company’s common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period 2008 through 2013. The performance graph assumes $100 invested on December 31, 2008 in each of the Company’s common stock, the Russell 2000 Index and the Philadelphia Oil Service Index, and that all dividends were reinvested.

The succeeding graph should not be deemed to be filed as part of this Annual Report, does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent the Company specifically incorporates the graph by reference.

	December 31,
	2008	2009	2010	2011	2012	2013
Flotek Industries, Inc.	$100	$53	$216	$395	$484	$796
Russell 2000 Index	$100	$125	$157	$148	$215	$233
Philadelphia Oil Service Index (OSX)	$100	$161	$202	$178	$181	$232

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual stock option compensation agreements:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,107,273	$8.28	298,486
Equity compensation plans not approved by security holders	—	—	—
Total	3,107,273	$8.28	298,486
Issuer Purchases of Equity Securities
In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2013, the Company has not repurchased any of its common stock under this repurchase program and $25 million may yet be used to purchase shares.

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2013	20,378	$22.58	—	$25,000,000
November 1 to November 30, 2013	1,696	$21.17	—	$25,000,000
December 1 to December 31, 2013	134,184	$20.04	—	$25,000,000
Total	156,258	$20.38	—	$25,000,000

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
During the annual period 2013, the Company acquired Florida Chemical Company, Inc for the total purchase consideration of $106 million. The Company has incurred significant non-recurring charges during the annual periods 2012 through 2009. During the annual period 2012, the Company recorded a reduction in the valuation allowance for deferred tax assets of $16.5 million. Additionally, during the annual periods 2012 and 2011, the Company incurred losses on the extinguishment of debt of $7.3 million and $3.2 million, respectively. During the annual period 2010, the Company recorded fixed asset and other intangible impairment charges totaling $9.3 million. Additionally, during the annual period 2010 the Company incurred losses on the extinguishment of debt of approximately $1.0 million and other financing charges of $0.8 million. During the annual period 2009, the Company recorded impairment charges for goodwill and other intangible assets of $18.5 million.

	As of and for the Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Operating Data
Revenue	$371,065	$312,828	$258,785	$146,982	$112,550
Income (loss) from operations	58,726	58,621	48,888	(6,267)	(33,103)
Net income (loss)	36,178	49,791	31,408	(43,465)	(50,333)
Earnings (loss) per share – Basic	$0.70	$1.03	$0.60	$(1.94)	$(2.68)
Earnings (loss) per share – Diluted	$0.67	$0.97	$0.56	$(1.94)	$(2.68)
Financial Position Data
Total assets	$375,581	$219,867	$232,012	$184,807	$178,901
Convertible senior notes, long-term
debt and capital lease obligations,
less discount and current portion	35,690	22,455	100,613	126,682	119,190
Stockholders’ equity	249,752	154,730	78,298	(3,453)	27,196

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
Executive Summary
Flotek is a global diversified, technology-driven company that develops and supplies oilfield products, services and equipment to the oil, gas and mining industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in the consumer and industrial markets.
The Company’s oilfield businesses include specialty chemicals and logistics, down-hole drilling tools and down-hole production-related tools. Flotek’s technologies enable customers to drill wells more efficiently, increase well production and decrease well operating costs. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Through its acquisition of Florida Chemical in May 2013, the Company sources citrus oil domestically and internationally and is the largest processor of citrus oil in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemicals for use in numerous industries around the world, specifically the oil and gas (“O&G”) industry. The Company has combined the research efforts of the newly acquired business with its previously existing research and development ("R&D") effort to strengthen its focus on developing environmentally responsible products for the oil and gas industry and other markets.
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

The operations of the Company are categorized into four reportable segments: Energy Chemical Technologies, Consumer and Industrial Chemical Technologies, Drilling Technologies and Artificial Lift Technologies.

•
Energy Chemical Technologies designs, develops, manufactures, packages and markets specialty chemicals used in O&G well drilling, cementing, completion, stimulation and production. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” below:
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies, and

•	Chemistries that are economically viable, socially responsible and ecologically sound.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks, and

•	Health and condition of citrus trees (e.g., disease and pests).
Governmental actions may restrict the future use of hazardous chemicals, including but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A
	2013	2012	2011	2013 vs. 2012 % Change	2012 vs. 2011 % Change
Average North American Active Drilling Rigs
United States	1,761	1,919	1,879	(8.2)%	2.1%
Canada	353	364	418	(3.0)%	(12.9)%
Total	2,114	2,283	2,297	(7.4)%	(0.6)%
Average U.S. Active Drilling Rigs by Type
Vertical	435	552	574	(21.2)%	(3.8)%
Horizontal	1,102	1,151	1,074	(4.3)%	7.2%
Directional	224	216	231	3.7%	(6.5)%
Total	1,761	1,919	1,879	(8.2)%	2.1%
Oil vs. Natural Gas North American Drilling Rigs
Oil	1,606	1,621	1,263	(0.9)%	28.3%
Natural Gas	508	662	1,034	(23.3)%	(36.0)%
Total North America	2,114	2,283	2,297	(7.4)%	(0.6)%

US Average Wells Drilled per Quarter per Rig	5.23	4.92	N/A	6.3%	N/A
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity. Well counts are the number of wells drilled in the reporting period divided by the average weekly rig count.
During year ended 2013, total North American active drilling rig count saw a decrease when compared to the comparable periods of 2012 and 2011. The decline in 2013 was primarily in vertical rig types and rigs drilling in natural gas fields. Rigs are becoming more efficient, drilling more wells per quarter per rig as various drilling and support technology efficiencies make their way into the market. While the U.S. drilling activity increased by 2.1% from 2011 to 2012, it decreased by (8.2)% in 2013 compared to 2012. However, the number of wells drilled per rig per quarter in 2013 has increased to 5.23 from 4.92 for the same period in 2012.

Outlook for 2014

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
The Company is expanding its Energy Chemical Technologies production capacity in response to increasing customer demand. In addition, the Company is continuing to expand Drilling Technologies' product offerings. The Company continues to pursue and develop new and existing market opportunities associated with the Company’s specialty chemical and drilling technology products. The Company plans to spend approximately $18 million for capital expenditures in 2014. The Company may pursue acquisitions when strategic opportunities arise.
The Company continues to pursue selected strategic relationships, both domestically and internationally, to expand its business:

•
In November 2013, the Company signed a shareholder agreement with Tasneea Oil and Gas Technologies, LLC (“Tasneea”) to form Flotek Gulf, LLC (“Flotek Gulf”) and Flotek Gulf Research, LLC (“Flotek Gulf Research”), Omani-based companies that will develop, market and produce specialty chemistries for the oil and gas industry throughout the Middle East and North Africa. Upon official approval by the Omani government, Flotek and Tasneea will begin the transfer of assets into Flotek Gulf and Flotek Gulf Research. During 2014, Flotek Gulf expects to construct a manufacturing facility designed to develop and produce oilfield chemistries for use throughout the Middle East and North Africa.

•
Effective January 1, 2014, the Company acquired Eclipse IOR Services, LLC (“EOGA”), a leading enhanced oil recovery design and injection firm. EOGA’s expertise in enhanced oil recovery processes and the use of polymers to improve the performance of EOR projects will be combined with the Company’s existing EOR products and services. The combined product and service offering will be well positioned to serve the growing market for EOR products and services.

•	In August 2013, the Company entered into an agreement with Al Mansoori Production Service Company of Abu Dhabi in the UAE to provide certain chemistry technologies.
The Company believes governmental reaction to constituents’ environmental concerns regarding the hydraulic fracturing process and the use of hazardous chemicals in O&G operations could work to its advantage. These environmental concerns favor the Company's chemistries as economical replacements for more hazardous chemicals currently in use in many drilling and producing operations. Several states and countries have grass-roots, citizen movements that are aimed specifically at “greening” the hydraulic fracturing process, and management believes it is likely these environmental concerns/reactions will broaden to other states in the quarters to come.

The outlook for the Company’s consumer and industrial chemistries will be driven by availability and demand for citrus oils and other bio-based raw materials. Current inventory and crop expectations for the fourth quarter of 2013 and beyond are sufficient to meet the Company’s needs to supply its flavor and fragrance business as well as the industrial markets. However, market price volatility will likely result in revenue and margin fluctuations from quarter to quarter.

The Company works to maintain a portfolio of products which are adaptable to meet our customers’ demands for customized products for the various drilling and producing environments in which they operate. The Company's commitment to R&D permits the Company to remain responsive to increased demand and continued growth. The Company remains committed to continued development of its product technologies and believes the new growth of its business through the recent acquisition of Florida Chemical will strategically advance its existing assets and technologies to better serve its customers' needs. The Company believes that it is well-positioned to respond to increased demand for the Company's suite of hydrocarbon stimulation and completion products, particularly the Company's Complex nano-Fluid™ Chemistries. In addition, the Company anticipates continued strong demand for its Teledrift Pro-series tool product lines and its recently introduced Stemulator™ tool.
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
The Company expects that competition for contracts and margins will remain intense in the future but believes that improvements in existing and developmental products and services will enable the Company to realize incremental gains in market share in 2014.

Results of Operations (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenue	$371,065	$312,828	$258,785
Cost of revenue	223,538	181,209	152,965
Gross margin	147,527	131,619	105,820
Gross margin %	39.8%	42.1%	40.9%
Selling, general and administrative costs	78,197	66,415	50,612
Selling, general and administrative costs %	21.1%	21.2%	19.6%
Depreciation and amortization	7,273	4,410	3,983
Research and development costs	3,752	3,182	2,337
Gain on disposal of long-lived assets	(421)	(1,009)	—
Income from operations	58,726	58,621	48,888
Income from operations %	15.8%	18.7%	18.9%
Change in fair value of warrant liability	—	2,649	9,571
Interest and other expense, net	(1,776)	(15,812)	(19,189)
Income before income taxes	56,950	45,458	39,270
Income tax (expense) benefit	(20,772)	4,333	(7,862)
Net income	$36,178	$49,791	$31,408
Net income %	9.7%	15.9%	12.1%

Results for 2013 compared to 2012—Consolidated
Consolidated revenue for the year ended December 31, 2013 increased $58.2 million, or 18.6%, compared to the year ended December 31, 2012. The increase in revenue for the period was primarily due to the acquisition of Florida Chemical, which contributed incremental revenue of $50.9 million during 2013. Excluding the impact of the acquisition, 2013 revenues increased $7.3 million or 2.3% when compared with 2012, while the total average North American drilling rig count decreased by 7.4%. Revenue increases in the Energy Chemical Technologies and Artificial Lift Technologies segments were partially offset by revenue declines in the Drilling Technologies segment.
Consolidated gross margin for the year ended December 31, 2013 increased $15.9 million, or 12.1%, compared to the year ended December 31, 2012. The increase in gross margin was primarily due to the increase in revenue. The gross margin percentage decline was primarily attributable to portfolio mix resulting from the inclusion of Florida Chemical in 2013 results and proportionately higher sales of non-proprietary products in the Energy Chemical Technologies segment and increasing costs of actuated tools in the Drilling Technologies segment. This decrease was partially offset by supply chain benefits from the Florida Chemical acquisition and proportionately higher sales of technology tools in the Drilling Technologies segment.
SG&A costs for the year ended December 31, 2013 increased by $11.8 million, or 17.7% compared to the year ended December 31, 2012. Excluding incremental SG&A costs of $4.9 million associated with the Florida Chemical business acquired, SG&A costs increased $6.9 million primarily due to costs incurred in 2013 related to executive severance ($1.0 million), implementation of the Company's new ERP system ($0.8 million), and expenses related to the pursuit of acquisitions and major initiatives in international markets ($1.7 million). Excluding these items and the incremental SG&A costs of the Florida Chemical business, SG&A costs increased $3.4 million or 5.1% primarily due to increases in headcount, general insurance, and travel related costs. SG&A costs as a percentage of revenue decreased from 21.2% to 21.1% for the year ended December 31, 2013 compared to the same period of 2012.

Depreciation and amortization expense not included in gross margin, for the year ended December 31, 2013 increased by $2.9 million or 64.9% compared to the year ended December 31, 2012. This increase was primarily attributable to incremental depreciation and amortization of assets recognized as part of the acquisition of Florida Chemical.
R&D expense increased $0.6 million or 17.9% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in R&D is primarily attributable to new product development, and Flotek's commitment to remaining responsive to increased demand and continued growth of our product lines.
Interest and other expense for the year ended December 31, 2013 decreased by $14.0 million, or 88.8% compared to the year ended December 31, 2012 The decline in interest expense was primarily due to the repayment of the Company's convertible notes of $50.3 million at the end of the fourth quarter of 2012 and $5.2 million during the first quarter of 2013.
The Company recorded an income tax provision of $20.8 million yielding an effective tax rate of 36.5% for the year ended December 31, 2013, compared to an income tax benefit of $4.3 million reflecting an effective tax rate of (9.5)% for the year ended December 31 2012. The Company's effective tax rate in 2012 was affected primarily by an $18.6 million decrease in the valuation allowance against a deferred tax asset. Additionally, fluctuations in effective tax rates have historically been impacted by non-cash changes in the fair value of the Company’s warrant liability and permanent tax differences.
Results for 2012 compared to 2011—Consolidated
Revenue for the year ended December 31, 2012 increased by $54.0 million, or 20.9%, compared to the year ended December 31, 2011. The increase in revenue for 2012 was driven primarily by increased sales to new and existing customers of patented CnF® technologies, increased sales volumes of stimulation additives, and increased market share of centralizer products and float equipment. A key driver in the increase of sales was an increase in customer demand for the Company's oil tools resulting from the continued shift away from gas-directed drilling in North America to oil-directed drilling. In reaction to the shift in drilling activity and oil prices, customer product demands increased for Company products adapted for the current oil-directed drilling activity and environments. Increased sales within the Chemicals segment was due to the Company's adaptation of CnF® products which served as effective oil mobility enhancement contributors and within the Drilling segment to the Company's Teledrift®, Pro Series®, and Prodrift® tools utilized in oil and liquids based drilling activity. As a result the Company benefited from the addition of several new strategic customers, expansion of our product offerings with existing customers, increased capacity by shifts in customer demand to higher margin products. Partially offsetting the increased sales for the annual 2012 period were decreased sales of $3.4 million within the Company's Artificial Lift segment due to the decline in installs and workovers as a result of decreased customer activity impacted by the decline in natural gas prices during 2012 and the corresponding decline in natural gas-directed drilling activity.
Consolidated gross margin as a percentage of sales increased 1.2% to 42.1% for the year ended December 31, 2012 compared to 40.9% for the year ended December 31, 2011. The increase in gross margin was primarily due to a shift to a more favorable product mix during 2012 along with reductions in materials and operating costs. As a result of the continued shift in drilling activity and type the Company's customers shifted to higher margin products offered by the Company. Additionally, the Company recognized cost savings as a result of negotiated raw material price concessions with existing vendors in addition to exploration of raw material sourcing alternatives, as well as efficiencies gained from new plant and equipment additions and improved manufacturing processes. Increased industry recognition of proven production efficiencies and environmental benefits derived from use of Flotek’s new and existing products also increased demand in both the Chemicals and Drilling segments.
SG&A costs for the year ended December 31, 2012, increased by $15.8 million, or 31.2%, compared to the year ended December 31, 2011. The comparative period over period increase was due primarily to increased salaries and wages, cash and equity incentive compensation and professional fees of $4.7 million, $7.3 million and $1.8 million, respectively. Salary and wage expense increased as a result of a 6.9% increase in headcount and medical and insurance costs due to additional employees and higher claims in 2012. Cash and equity incentive compensation increased in 2012 ($2.9 million and $4.4 million, respectively) due to improved period over period performance. The increase in professional fees was primarily due to the use of third party consultants during the implementation of the new ERP system in 2012. SG&A as a percentage of revenue for the year ended December 31, 2012 increased 1.6% to 21.2% from 19.6% compared to the same period in 2011.
Depreciation and amortization expense, not captured in gross margin, for the year ended December 31, 2012, increased $0.4 million, or 10.7%, from the year ended December 31, 2011. This increase was primarily due to an increase in leased vehicles within Drilling of approximately 25 vehicles and an increase of shop and maintenance equipment within Chemical.

R&D expenses for the year ended December 31, 2012, increased $0.8 million, or 36.2%, from the year ended December 31, 2011. An increase in Drilling of $0.2 million and $0.6 million in Chemical was attributable to increased research activity related to new product development.

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

Interest and other net expenses for the year ended December 31, 2012 totaled $15.8 million, a decrease of $3.4 million, or 17.6%, from $19.2 million for the year ended December 31, 2011. The decrease was attributable to a reduction of $4.1 million in interest expense, in the amortization of issuance costs and debt discounts ($2.2 million and $1.6 million, respectively) period over period associated with the early repayment of the Company's term loan in June 2011 and the convertible notes in January 2012 with an increase of $4.0 million attributable to the loss on extinguishment of debt.

Income tax benefit for the year ended December 31, 2012 was $4.3 million, an increase of $12.2 million, or 155.1%, from income tax expense of $7.9 million for the year ended December 31, 2011. The Company's effective tax rate for the year ended December 31, 2012 was (9.5)%, compared to 20.0% for the year ended December 31, 2011. The change in the Company's effective tax rate was primarily due to the tax effect of a $2.6 million increase of non-cash fluctuations in the fair value of the Company's warrant liability, a $3.9 million permanent deduction for the Domestic Production Activities Deduction and a $18.6 million decrease in valuation allowance against the deferred tax asset of one of the filing jurisdictions.

Results by Segment

	Year ended December 31,
Energy Chemical Technologies (dollars in thousands)	2013	2012	2011
Revenue	$200,932	$183,986	$140,836
Gross margin	$88,536	$81,438	$56,115
Gross margin %	44.1%	44.3%	39.8%
Income from operations	$65,396	$65,440	$43,549
Income from operations %	32.5%	35.6%	30.9%

 Results for 2013 compared to 2012—Energy Chemical Technologies
Energy Chemical Technologies revenue for year ended December 31, 2013 increased $16.9 million, or 9.2%, relative to the comparable period of 2012. Excluding the incremental revenue impact of the Florida Chemical acquisition of $8.0 million, revenue increased $8.9 million, or 4.9% compared to the year ended December 31, 2012. The increase in 2013 revenue excluding the Florida Chemical acquisition was primarily due to an increase in sales of stimulation chemicals of $7.5 million, or 4.6%. Throughout the year customers increased usage of  stimulation chemicals in the Rockies, South Texas and other North American basins.
Energy Chemical Technologies’ gross margin for the year ended December 31, 2013 increased $7.1 million, or 8.7%. Gross margin percentage for 2013 declined 0.2% compared to 2012 primarily attributable to product portfolio mix resulting from proportionately higher sales of non-proprietary products partially offset by the supply chain benefits of the Florida Chemical acquisition.
Income from operations for the Energy Chemical Technologies segment was relatively flat for the year ended December 31, 2013 compared to 2012. Income from operations percentage for 2013 decreased 3.1% compared to the 2012. The decrease in income from operations percentage is primarily related to increased R&D, sales staff and travel costs incurred in pursuit of growth opportunities.
Results for 2012 compared to 2011—Energy Chemical Technologies
Revenue for the Chemicals segment for the year ended December 31, 2012, increased $43.2 million or 30.6% compared to the year ended December 31, 2011. The primary increase in revenue was driven by a $27.5 million, or 63.7% increase in sales of patented CnF® products to existing and new customers and approximately a $15.7 million, 36.3% increase in revenues attributable to increased sales volumes of stimulation liquids. Given the shift away from gas-directed drilling in North America to oil-directed drilling, the Company's adaptation of CnF® products to serve as effective oil mobility enhancers resulted in increased sales. Oil molecules are larger and more difficult to mobilize through low permeability formation than gas molecules and thus oil reservoirs benefit even more from the use of additives such as Flotek's CnF® products. In general, revenue growth was the result of the Company’s development, strategic adaptation and customization of proprietary natural gas effective CnF® additives to oil effective CnF® additives for new and existing customers, increased market demand and incremental domestic and international market penetration. Increasing industry recognition of proven production efficiencies and environmental benefits derived from use of Flotek’s new and existing products increased demand for CnF® products in both domestic and international markets.
The Company experienced significant expansion in the Rocky Mountain regions, primarily the Niobrara formation. During 2012 the Company continued to experience increased success of CnF® products with the addition of major new customers in oily shale basins where the Company's CnF® products were employed. Also contributing to the support of sales expansion was the Company's partnerships with major service companies and the continuous support of operational efforts to educate the end users of CnF® products as to the benefits of the CnF® products. Additionally, the Company saw growth and expansion in both North Dakota, South Texas, and the Permian Basin region, primarily in the Bakken, Wolfcamp, and Eagle Ford formations, respectively.
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

	Year ended December 31,
Consumer and Industrial Chemical Technologies (dollars in thousands)	2013	2012	2011
Revenue	$42,927	$—	$—
Gross margin	$10,659	$—	$—
Gross margin %	24.8%	—%	—%
Income from operations	$6,260	$—	$—
Income from operations %	14.6%	—%	—%

Results for 2013 compared to 2012—Consumer and Industrial Chemical Technologies
CICT revenue for the year ended December 31, 2013 was $42.9 million. Revenue for the year ended December 31, 2013 is incremental to the Company for the period as this is a new segment acquired during the second quarter of 2013. CICT revenue is primarily driven by demand for d-Limonene and other bio-based chemistries produced for a multitude of industries, as well as from citrus isolates produced for the flavor and fragrance industry. Revenue for CICT is subject to market seasonality and availability of raw materials.
CICT gross margin for the year to date period ended December 31, 2013 contributed incrementally to the Company's overall consolidated margin as part of the new segment of business acquired in May 2013. The primary drivers of the margins of the CICT segment are demand for the Company's bio-based chemistries and the high value flavor and fragrance isolates. The general direction of the citrus oil markets and seasonality of flavor compounds can also impact margin results.
Income from operations for year to date period ended December 31, 2013 contributed incrementally to the Company's overall consolidated income from operations over the comparable period of 2012.

	Year ended December 31,
Drilling Technologies (dollars in thousands)	2013	2012	2011
Revenue	$112,406	$116,736	$102,470
Gross margin	$43,156	$45,709	$43,607
Gross margin %	38.4%	39.2%	42.6%
Income from operations	$18,306	$22,282	$23,035
Income from operations %	16.3%	19.1%	22.5%

Results for 2013 compared to 2012—Drilling Technologies
Drilling Technologies revenue for the year ended December 31, 2013 decreased $4.3 million or 3.7% relative to the same period in 2012. Revenue declines can be primarily attributed to a decline in actuated tool rentals. A 21% decline in vertical wells in 2013 compared to 2012 has limited the opportunities for renting tools directly to operators.

•
Product Revenue: Product revenue was relatively flat for YTD 2013 as compared to 2012 increasing by $0.6 million or 1.7% due to improved sales of motor equipment that was a result of higher sales to existing customers

•
Rental Revenue: Rental revenue for the year ended December 31, 2013 decreased by $6.1 million or 9.0% in comparison to the 2012 period. This decline is due to an $11.1 million or 72.5% decrease in actuated tool rentals caused by increased competition, competitive pricing pressure, strategic selection of higher margin rental jobs, and the above mentioned decline in vertical wells. Partially offsetting the actuated tool decrease was an increase in Teledrift® and Pro Series MWD rentals where international growth of 45.3% in South America, the Middle East, Canada and Kazakhstan mitigated the loss of revenue in the US. Also offsetting the actuated tool decline was revenue growth for the new Stemulator™ tool, which was introduced in the last half of 2013, as well as existing drilling tool rentals (stabilizers, reamers, collars, etc.)

•
Service Revenue: The service revenue for the year to date period ended December 31, 2013 increased $1.1 million, or 8.7%, relative to comparable period in 2012. The increased service revenue was primarily related to increased rig installations, inspections and increased pricing of services offered in the market

Drilling Technologies gross margin for the year ended December 31, 2013 decreased by $2.6 million, or 5.6%, over the comparable period of 2012 due to the sales decrease and actuated tool cost increases. As a percentage of revenue gross margin declined by only 0.8% as a result of actuated tool cost increases partially offset by an improved product mix resulting from proportionately higher sales of higher margin Teledrift® series tools, Stemulator™ tool and other drilling tools and services.
Drilling Technologies income from operations for the year ended December 31, 2013 decreased by $4.0 million, or 17.8% and by 2.8% as a percentage of revenue over the same period in 2012. This decline was primarily due to the lower revenue and gross margins, increased sales force related costs, medical costs, and general insurance expenses.
Results for 2012 compared to 2011—Drilling Technologies
Drilling revenue for the year ended December 31, 2012 increased $14.3 million, or 13.9%, compared to the year ended December 31, 2011. The increase in revenue was attributable to increased domestic and international market share from existing and new customers, favorable shifts in customer demand to higher-margin products, and increased customer demand as a result of sustained oil focused drilling activity.

•
Product Revenue: 2012 product revenue increased $6.4 million as compared to same annual period of 2011. Increased market share of centralizer products and float equipment; especially in the South Texas and Mid Continent regions; led to an increase of $3.7 million. In addition, product revenue increased $2.7 million period over period from the sales of raised drill pipe and drill steel equipment; especially to the international mining industry.

•
Rental Revenue: 2012 revenue from rentals increased by $4.3 million compared to the same annual period of 2011. Demand for Teledrift® and Pro Series® MWD tools accounted for $3.9 million of the increase domestically in the Permian Basin and the Granite Wash/Mississipian Lime regions as well as internationally in Argentina. A product demand shift from Teledrift® tools to the higher revenue Prodrift® tools occurred in 2012 with tool rentals up 5% in total this year compared to the same annual period of 2011. Motor, jar, and shock rentals also increased by $0.4 million in the South Texas and Mid Continent regions where product demand and market share also contributed to the increase in rental revenue.

•
Service Revenue: 2012 service revenue increased by $3.6 million and was directly related to increased activity in the segment for drilling, increased prices of services and installations, and increased inspection services.

Gross margins for Drilling totaled $45.7 million, or 39.2% of revenue, for the year ended December 31, 2012. This represented an increase of $2.1 million, or 4.8% compare to 2011 gross margins of $43.6 million, or 42.6% of revenue. The increase in gross margin was driven by increased product, rental and service pricing in 2012 and more favorable margins on the product mix in centralizer and drill pipe sales, but tempered by increased repair and equipment costs for motor rentals.

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

	Year ended December 31,
Artificial Lift Technologies (dollars in thousands)	2013	2012	2011
Revenue	$14,800	$12,106	$15,479
Gross margin	$5,176	$4,472	$6,098
Gross margin %	35.0%	36.9%	39.4%
Income from operations	$3,060	$3,395	$4,296
Income from operations %	20.7%	28.0%	27.8%

Results for 2013 compared to 2012—Artificial Lift Technologies
Artificial Lift revenue is primarily derived from coal bed methane (“CBM”) drilling activity, and is impacted by the price of natural gas; although the segment is starting to diversify into more oil related equipment sales and service. Revenue for the Artificial Lift Technologies segment for the year ended December 31, 2013 increased by $2.7 million, or 22.3%, relative to the same period in 2012. The introduction of SSI Lift Systems in the second half of 2013; as well as increased pump and pump equipment sales led to the revenue increase. This increase is due to a slight rebound in the gas workover drilling market, additional installations in 2013, and more oil related equipment sales.
Artificial Lift Technologies gross margins increased by $0.7 million or 15.7% for the year ended December 31, 2013, relative to the same period in 2012 due to the increased sales. As a percentage of revenue, gross margin has declined by 1.9% year to date from 2012 as the increase in revenue in 2013 is almost entirely made up of oil related surface pump equipment which carries much lower margins than the international valve sales, which were flat year over year.
Income from operations decreased $0.3 million or 9.9%, for the year ended December 31, 2013. Operating income in 2013 would have remained the same as 2012 without the onetime gain on disposal of an operational asset included in 2012 operating results.
Results for 2012 compared to 2011—Artificial Lift Technologies
Artificial Lift revenue for the year ended December 31, 2012 was $12.1 million, a decrease of $3.4 million, or 21.8%, from the year ended December 31, 2011. The largest decline was attributed to a 85% decrease year over year in new gas well installs and a 50% decrease year over year for workovers for pump products. There was also a 20% decrease in international valve sales. Customer activity and demand decreased as a result of the decline in natural gas prices during 2012 and the corresponding decline in natural gas-directed drilling activity. The annual monthly average natural gas prices decreased by $1.19/mmBtu or 30.2% to $2.75/mmBtu compared to $3.94/mmBtu in the comparable period of 2011. Total North America annual average monthly natural gas drilling rig count decreased by 372 rigs or 36.0%, totaling 662 rigs as compared to 1,034 rigs for the same period in 2011.
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
Operating income was $3.4 million for the year ended December 31, 2012, a decrease of $0.9 million, or 21.0%, from 2011. Operating income as a percentage of revenue was 28.0% for the year ended December 31, 2012 compared to 27.8% for the year ended December 31, 2011. The decline in operating income was primarily attributable to the decline in revenue and gross margin discussed above, partially offset by gains recognized in connection with the disposal of operational assets. The slight improvement in operating income margins during 2012 compared to 2011 is due to indirect cost controls put in place in response to the decline in revenue.

Capital Resources and Liquidity
Overview
The Company’s capital requirements during 2013 resulted from the Company’s acquisition of Florida Chemical, debt service, acquiring and maintaining equipment, and working capital requirements. To satisfy these capital requirements, the Company refinanced its credit facility with PNC bank and continues to fund its operating requirements primarily through operating cash flows. The Company's primary source of debt financing is its credit facility with PNC Bank. This credit facility contains provisions for revolving debt of up to $75 million, based on receivables and inventory borrowing base, and a term loan of $50 million based on tangible and intangible assets. As of December 31, 2013, the Company had $16.3 million outstanding borrowings under the revolving debt portion of the credit facility. As of December 31, 2013 the Company had $45.8 million of outstanding term borrowings under its credit facility. At December 31, 2013, the Company remained compliant with debt covenants under its credit facility. Significant terms of the Company’s credit facility are discussed under “Item 8. Financial Statements and Supplementary Data” within Note 10 of the Notes to the Company’s Consolidated Financial Statements.
At December 31, 2013, the Company remained compliant with the continued listing standards of the NYSE.
Cash and cash equivalents totaled approximately $2.7 million at December 31, 2013. During 2013, the Company generated $39.5 million of cash inflows from operations (net of $19.3 million expended in working capital), received gross proceeds of $339.6 million from the issuance of new debt and received $5.8 million in proceeds related to lost-in-hole and asset sales activity. Offsetting these cash inflows, the Company paid $53.4 million associated with the purchase of Florida Chemical, paid down $307.7 million of debt, $15.0 million used in capital expenditure and $2.7 million in capital lease payments.
On January 1, 2014, the Company paid $5.3 million in cash associated with the purchase of EOGA. Additional details of the EOGA purchase are discussed under “Item 8. Financial Statements and Supplementary Data, Note 19-Subsequent Events."
Liquidity
The Company plans to spend approximately $18 million for committed and planned capital expenditures in 2014. The Company expects to generate sufficient cash from operations to fund its capital expenditures and make required payments on the term loan, including any prepayments that may be required under the credit facility agreement. If necessary, the Company will utilize its available capacity under the revolving credit agreement to fulfill its liquidity needs. Any excess cash generated will likely be used to pay down the level of debt. The Company may pursue acquisitions when strategic opportunities arise and may access external financing to fund those acquisitions, if needed.
Cash Flows
Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$39,548	$49,515	$32,423
Net cash used in investing activities	(62,700)	(15,200)	(4,942)
Net cash (used in) provided by financing activities	23,501	(78,301)	(521)
Effect of changes in exchange rates on cash and cash equivalents	(319)	4	(141)
Net (decrease) increase in cash and cash equivalents	$30	$(43,982)	$26,819

Operating Activities
During 2013, 2012 and 2011, cash from operating activities totaled $39.5 million, $49.5 million and $32.4 million, respectively. Consolidated net earnings for 2013 totaled $36.2 million, compared to consolidated net earnings of $49.8 million for 2012 and a consolidated net earnings of $31.4 million for 2011.
Noncash items recognized in 2013 totaled $22.7 million, consisting primarily of depreciation and amortization expense ($15.1 million), stock compensation expense ($10.9 million), provisions related to accounts receivables and inventories ($1.9 million) partially offset by gain on sale of assets ($4.6 million) and excess tax benefit related to share-based awards ($1.7 million).
Noncash items recognized in 2012 totaled $10.4 million, consisting primarily of depreciation and amortization expense ($11.6 million), amortization of deferred financing costs and accretion of debt discount ($4.7 million), share-based compensation expense ($13.4 million) and non-cash losses on the early extinguishment of debt ($4.8 million), partially offset by deferred income taxes ($18.7 million) net gains on asset disposals ($4.8 million) and changes in the fair value of the warrant liability ($2.6 million).

Noncash items recognized in 2011 totaled $18.6 million, which consisted of asset depreciation and amortization ($10.1 million), amortization of deferred financing costs and accretion of debt discount ($8.4 million), stock compensation expense ($7.4 million), loss on the extinguishment of debt ($3.2 million) and deferred income tax provision ($1.2 million) offset by a reduction in the fair market value of the warrant liability ($9.6 million), net gain on the sale of assets of ($3.4 million) and an increase in the tax benefit related to share-based awards ($0.6 million).

During 2013 changes in working capital used $19.3 million, primarily consisting of lower payables ($21.3 million), higher receivables ($9.9 million), partially offset by lower inventories ($4.5 million), higher accrued liabilities ($4.1 million) and higher income taxes payables ($2.2 million).
During 2012 changes in working capital used $10.6 million in cash. Changes in working capital during 2012 reflected our increased activity levels, with the use being driven primarily by increased inventories ($9.4 million), increased other current assets ($2.1 million) accrued liabilities ($1.9 million) and interest payable ($2.0 million), partially offset by decreased accounts receivable ($1.8 million) and increased accounts payable ($2.5 million), and a decrease in income taxes payable ($0.4 million).
During 2011 changes in working capital used $17.5 million of cash. The change in working capital was primarily due to working capital utilization to meet increased demands of the improved global economic environment. Use of working capital was evidenced by increased accounts receivable ($17.9 million), increased inventory ($11.1 million) and increased other current asset ($0.9 million) offset by reductions in working capital obligations within accounts payable ($5.0 million) and federal income tax payable ($7.6 million).
Investing Activities
During 2013 investing activities used cash of $62.7 million, including ($53.4) million associated with the purchase of Florida Chemical, ($15.0) million in capital expenditures partially offset by proceeds from sales of assets ($5.8 million). Capital expenditures for 2013 decreased when compared to 2012 primarily due to lower spending on both drilling technologies facilities expansion and the Company’s new ERP system.
During 2012 and 2011, investing activities used cash of $15.2 million and $4.9 million respectively. Capital expenditures were $20.7 million and $10.0 million respectively. Cash flows used in investing activities during 2012 and 2011 were partially offset with proceeds from the sale of assets of $5.5 million, $5.3 million, respectively.
Capital expenditures for 2012 increased over 2011 due to increased investment in equipment and facilities in order to meet increased customer demand, and investment in a new ERP system.
Financing Activities
During 2013 financing activities generated $23.5 million primarily related to borrowings under the Company’s term loan ($26.2 million), and revolving line of credit ($16.3 million), partially offset by debt payments ($13.2 million) and equity related transactions ($4.5 million) primarily purchase of treasury stock. The increase borrowings under the term loan and the revolving line of credit were related to the Company’s acquisition of Florida Chemical.
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
As noted in the Company’s previous quarterly filings, the Company intends to file a "universal" shelf registration with the Securities and Exchange Commission in the coming weeks. This shelf registration statement will register the issuance and sale from time to time of various securities by the Company, including but not limited to senior notes, subordinated notes, preferred stock, common stock, and warrants. Once this shelf registration statement is filed with the Securities and Exchange Commission and becomes effective, the Company will have the financial flexibility to access the capital markets quickly and efficiently from time to time as the need may arise.

Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2013, the Company was not involved in any unconsolidated SPEs.
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
Contractual Obligations
Cash flows from operations are dependent on a variety of factors, including fluctuations in operating results, accounts receivable collections, inventory management, and the timing of payments for goods and services. Correspondingly, the impact of contractual obligations on the Company’s liquidity and capital resources in future periods is analyzed in conjunction with such factors. Material contractual obligations consist of repayment of amounts borrowed through the term loan and operating lease obligations. Contractual obligations at December 31, 2013 are as follows (in thousands):

	Payments Due by Period
	Total	1 year	2 - 3 years	4 -5 years	More than 5 years
Term loan (2012 Term Loan)	45,833	10,143	14,286	21,404	—
Interest expense on term loan (1)	5,837	1,665	2,866	1,306	—
Borrowings under revolving credit facility (2)	16,272	16,272	—	—	—
Operating lease obligations	9,177	1,598	2,476	1,552	3,551
Total	$77,119	$29,678	$19,628	$24,262	$3,551

(1)	For the purpose of this calculation, interest rates on variable rate obligations remain unchanged from December 31, 2013.

(2)	The borrowing is classified as current debt. The weighted-average interest rate is 1.84% at December 31, 2013.

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
Revenue Recognition
Revenue for product sales and services is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) products are shipped or services rendered to the customer and all significant risks and rewards of ownership have passed to the customer, (c) the price to the customer is fixed and determinable, and (d) collectability is reasonably assured. The Company’s products and services are sold based on a purchase order and/or contract and have fixed or determinable prices. There is typically no right of return or any significant post-delivery obligations. Probability of collection is assessed on a customer-by-customer basis.
Revenue and associated accounts receivable in the Energy Chemicals technologies, Consumer and Industrial Chemical Technologies, Drilling Technologies and Artificial Lift Technologies segments are recorded at the agreed price when the aforementioned conditions are met. Generally a signed proof of obligation is obtained from the customer (delivery ticket or field bill for usage). Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.
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
Within the Drilling segment, revenue is recognized upon receipt of a signed and dated field billing ticket from the customer. Customers are charged contractually agreed amounts for oilfield rental equipment damaged or lost-in-hole (“LIH”). LIH proceeds are recognized as revenue and the associated carrying value is charged to cost of sales.
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
The majority of the Company’s customers operate in the energy industry. The cyclical nature of the industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations. Additionally, some customers are located in international areas that are inherently subject to risks of economic, political and civil instability.
The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2013, the allowance was 1.3% of gross accounts receivable, compared to an allowance of 1.7% an year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.
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
At December 31, 2013, the reserve for excess and obsolete inventory was $2.7 million or 4.2% of inventory. A year earlier the reserve was $2.8 million or 5.7% of inventory. Additionally, the provision charged to expense for excess and obsolete inventory has increased to $1.3 million and was $0.9 million for the annual periods 2013 and 2012, respectively. Inventory turns, however, have decreased to 4.1 times in 2013 compared to 2012 inventory turns of 4.4 times.

Business Combinations
The purchase price of the acquired companies is allocated to the tangible and intangible assets acquired and liabilities assumed, as well as to in-process R&D, based upon their estimated fair values at the acquisition date. The purchase price allocation process requires the management to make significant estimates and assumptions at the acquisition date with the respect to the fair value of:

•	intangible assets acquired from the acquiree;

•	tax assets and liabilities assumed from the acquiree;

•	stock awards assumed from the acquiree that are included in the purchase price; and

•	pre-acquisition obligations and contingencies assumed from the acquiree.
Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part or historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At December 31, 2013, only three reporting units, Energy Chemical Technologies, Consumer and Industrial Chemical Technologies and Teledrift, have a goodwill balance.
During annual goodwill impairment testing in 2013, 2012 and 2011, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. Based on its qualitative assessment, the Company concluded that there was no indication of the need for an impairment of goodwill as of the fourth quarter of 2013, 2012 or 2011, and therefore no further testing was required.
If impairment testing is required, the Company uses a two-step process. The first step is to compare the estimated fair value of each reporting unit which has goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test is performed to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied value, an impairment loss is recognized in an amount equal to that excess.
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
The Company cannot predict the occurrence of events or circumstances that could adversely affect the fair value of goodwill. Such events may include, but are not limited to, deterioration of the economic environment, increases in the Company’s weighted average cost of capital, material negative changes in relationships with significant customers, reductions in valuations of other public companies in the Company’s industry, or strategic decisions made in response to economic and competitive conditions. If actual results are not consistent with the Company’s current estimates and assumptions, impairment of goodwill could be required.

Long-Lived Assets Other than Goodwill
Long-lived assets other than goodwill consist of property and equipment and intangible assets that have determinable and indefinite lives. The Company makes judgments and estimates regarding the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods to be applied, estimated useful lives and possible impairments. Property and equipment and intangible assets with determinable lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.
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
Intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit.
In 2013, while testing annual indefinite lived intangible assets for impairment, the Company first assessed qualitative factors to determine whether it was necessary to perform the impairment test. Based on its qualitative assessment, the Company concluded that there was no indication of the need for an impairment of indefinite lived intangibles as of the fourth quarter of 2013, and therefore no further testing was required.
If impairment testing for the indefinite lived intangible assets is required, the Company then performs the quantitative impairment test. The quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flows.
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
No impairment was recorded for property and equipment and intangible assets with indefinite or determinable lives during 2013, 2012 and 2011.
Warrant Liability
Prior to June 2012, the Company used the Black-Scholes option-pricing model to estimate the fair value of its warrant liability. On June 14, 2012, provisions in the Company’s outstanding warrants were amended to eliminate anti-dilution price adjustment provisions as well as cash settlement provisions of a change of control event. Upon amendment the warrants met the requirements for classification as equity. All fluctuations in the fair value of the warrant liability prior to June 2012 were recognized as non-

cash income or expense items within the Statement of Operations. Historical non-cash fair value accounting methodology for the warrant liability is no longer required due to the contractual amendment.
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

In 2009, general economic deterioration and, in particular, a downturn in the oil and gas industry had a negative impact on earnings. The Company incurred losses and, during the three months ended September 30, 2009, it violated certain debt covenants. As a result, the Company disclosed that it might not be able to continue as a going concern if it was unable to secure additional financing and successfully implement corrective actions to remain listed on the NYSE. The Company was unable to project income from future events or the consideration of tax planning strategies. Accordingly, at September 30, 2009, management determined it was appropriate to record a full valuation allowance against its deferred tax assets.

The Company’s tax filing group with net operating loss carryforwards continued to have operating losses during each quarter of 2010. Beginning with the first quarter of 2011, this tax filing group returned to profitability. Profits continued during each subsequent quarter of 2011 and during each quarter of 2012. As of December 31, 2012, this tax filing group was no longer in a cumulative loss position for the most recent 12-quarter period. The calculated average annual income for this 12-quarter period, adjusted for a nonrecurring impairment of fixed assets in 2010, was $3 million. The calculated average annual income was projected for future years in the loss carryforward period. This projection of income and reversing temporary differences demonstrated that the net operating loss would be fully utilized during the carryforward period.

The Company weighed the negative evidence of the existence of a recent cumulative loss more heavily than the positive evidence of a return to profitability during 2011 and 2012. Not being in a cumulative loss position as of December 31, 2012 removed the significant negative evidence. In addition, the tax filing group now had eight consecutive quarters of profitability, and projections of income based on objectively verifiable positive evidence provided additional positive evidence. The Company also considered other factors, including a determination that there were no unsettled circumstances that, if unfavorably resolved, would adversely affect future operations or profit levels in future years and the fact that the Company does not operate in a traditionally cyclical business. Based on the weight of the above positive evidence and a lack of negative evidence, the Company removed the valuation allowance for deferred tax assets of $16.5 million at December 31, 2012 and recognized a reduction of deferred federal income tax expense.
The tax filing group was in a cumulative loss position for the most recent 12-quarter periods ended on March 31, June 30 and September 30, 2012.
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2013, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure. The Company's policy is to record interest and penalties related to income tax matters as income tax expense.
Share-Based Compensation
The Company has stock-based incentive plans which are authorized to issue stock options, restricted stock and other incentive awards. Stock-based compensation expense for stock options and restricted stock is determined based upon estimated grant-date fair value. This fair value for the stock options is calculated using the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility and expected option life. For all stock-based incentive plans, the Company estimates an expected forfeiture rate and recognizes expense only for those shares expected to vest. The estimated forfeiture rate is based on historical experience. To the extent actual forfeiture rates differ from the estimate, stock-based compensation expense is adjusted accordingly.
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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
The Company is exposed to market risk from changes in interest rates, and to a limited extent, commodity prices and foreign currency exchange rates. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates, commodity prices or foreign currency exchange rates over the next year. The Company manages exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only. Speculation on interest rates or foreign currency rates is not permitted. The Company does not consider any of these risk management activities to be material.
Interest Rate Risk
The Company is exposed to the impact of interest rate changes on any outstanding indebtedness under the revolving credit facility agreement and the term loan agreement both of which have a variable interest rate. The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Lending Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at December 31, 2013 and would have permitted borrowing at rates ranging between 3.75% and 4.25%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2013, $16.3 million was outstanding under the revolving credit facility, with $1.3 million borrowed as base rate loans at an interest rate of 3.75% and $15.0 million borrowed as LIBOR loans at an interest rate of 1.67% and no letters of credit were issued under the sub limit.
The Company increased borrowing to $50.0 million under the term loan on May 10, 2013. Monthly principal payments of $0.6 million are required. The unpaid balance of the term loan is due May 10, 2018. The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between the London Interbank Lending Rate (LIBOR) plus 2.25% to 2.75%. At December 31, 2013, $45.8 million was outstanding under the term loan, with $0.8 million borrowed as base rate loans at an interest rate of 4.50% and $45.0 million borrowed as LIBOR loans at an interest rate of 2.42%.
Foreign Currency Exchange Risk
The Company presently has very little exposure to foreign currency risk. Less than 1% of sales are demarcated in non-US dollar currencies, and virtually all assets and liabilities of the Company are denominated in US dollars. The Company is proactively attempting to grow its international business and the level of non-U.S. dollar revenues, expenses, assets and liabilities is likely to grow each year for the next several years. The Company has historically performed no swaps and no foreign currency hedges. The Company may utilize swaps or foreign currency hedges in the future.
Commodity Risk
The Company is one of the largest processors of citrus oils in the world, and therefore has a commodity risk inherent in orange harvests. An unusual late-2013 freeze in California, combined with insect-related harvest disruptions in Florida, resulted in raw material feedstock price increases in late-2013 and so far in 2014. The Company believes that adequate global supply is available to meet the Company’s needs and the needs of general chemistry markets at this time, and that we can pass price increases along to our customers in the near term. The Company presently does not have any futures contracts and it does not plan to utilize these in the foreseeable future.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited Flotek Industries, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Flotek Industries, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 10, 2014 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP
Houston, Texas
February 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flotek Industries, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flotek Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 10, 2014 expressed an unqualified opinion on the effectiveness of Flotek Industries, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP
Houston, Texas
February 10, 2014

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,730	$2,700
Restricted cash	—	150
Accounts receivable, net of allowance for doubtful accounts of $872 and $714 at December 31, 2013 and 2012, respectively	65,016	42,259
Inventories, net	63,132	45,177
Deferred tax assets, net	2,522	1,274
Other current assets	4,261	4,654
Total current assets	137,661	96,214
Property and equipment, net	79,114	56,499
Goodwill	66,271	26,943
Deferred tax assets, net	15,012	16,045
Other intangible assets, net	77,523	24,166
TOTAL ASSETS	$375,581	$219,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,899	$22,373
Accrued liabilities	12,778	6,503
Income taxes payable	3,361	3,479
Interest payable	111	114
Convertible senior notes, net of discount	—	5,133
Current portion of long-term debt	26,415	4,329
Total current liabilities	62,564	41,931
Long-term debt, less current portion	35,690	22,455
Deferred tax liabilities, net	27,575	751
Total liabilities	125,829	65,137
Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 58,265,911 shares issued and 51,804,078 shares outstanding at December 31, 2013; 53,123,978 shares issued and 49,601,495 shares outstanding at December 31, 2012	6	5
Additional paid-in capital	266,122	195,485
Accumulated other comprehensive income (loss)	(359)	(40)
Accumulated deficit	(841)	(37,019)
Treasury stock, at cost; 5,394,178 and 2,198,193 shares at December 31, 2013 and 2012, respectively	(15,176)	(3,701)
Total stockholders’ equity	249,752	154,730
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$375,581	$219,867
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue	$371,065	$312,828	$258,785
Cost of revenue	223,538	181,209	152,965
Gross margin	147,527	131,619	105,820
Expenses:
Selling, general and administrative	78,197	66,415	50,612
Depreciation and amortization	7,273	4,410	3,983
Research and development	3,752	3,182	2,337
Gain on disposal of long-lived assets	(421)	(1,009)	—
Total expenses	88,801	72,998	56,932
Income from operations	58,726	58,621	48,888
Other income (expense):
Loss on extinguishment of debt	—	(7,257)	(3,225)
Change in fair value of warrant liability	—	2,649	9,571
Interest expense	(2,092)	(8,103)	(15,960)
Other income (expense), net	316	(452)	(4)
Total other income (expense)	(1,776)	(13,163)	(9,618)
Income before income taxes	56,950	45,458	39,270
Income tax (expense) benefit	(20,772)	4,333	(7,862)
Net income	36,178	49,791	31,408
Accrued dividends and accretion of discount on preferred stock	—	—	(4,868)
Net income attributable to common stockholders	$36,178	$49,791	$26,540

Earnings per common share:
Basic earnings per common share	$0.70	$1.03	$0.60
Diluted earnings per common share	$0.67	$0.97	$0.56
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	51,346	48,185	44,229
Weighted average common shares used in computing diluted earnings per common share	53,841	53,554	47,638
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$36,178	$49,791	$31,408
Other comprehensive income (loss):
Foreign currency translation adjustment	(319)	4	(141)
Comprehensive income	$35,859	$49,795	$31,267

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares Issued	Par Value	Shares	Value	Shares	Cost
Balance, December 31, 2010	36,754	$4	11	$7,280	565	$(892)	$103,408	$97	$(113,350)	$(3,453)
Net income	—	—	—	—	—	—	—	—	31,408	31,408
Foreign currency translation adjustment	—	—	—	—	—	—	—	(141)	—	(141)
Sale of common stock, net of issuance cost	3,665	—	—	—	—	—	29,438	—	—	29,438
Common stock issued in payment of term loan debt	171	—	—	—	—	—	1,398	—	—	1,398
Common stock issued in payment of convertible notes	559	—	—	—	—	—	5,165	—	—	5,165
Accretion of discount on preferred stock	—	—	—	3,925	—	—	—	—	(3,925)	—
Common stock issued in payment of preferred stock dividends	624	—	—	—	—	—	3,254	—	—	3,254
Preferred stock dividends, net of forfeitures	—	—	—	—	—	—	—	—	(943)	(943)
Stock warrants exercised	3,961	—	—	—	—	—	4,793	—	—	4,793
Stock options exercised	64	—	—	—	—	—	147	—	—	147
Restricted stock granted	1,288	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	11	—	—	—	—	—
Treasury stock purchased	—	—	—	—	81	(775)	—	—	—	(775)
Excess tax benefit related to share-based awards	—	—	—	—	—	—	570	—	—	570
Stock compensation expense	—	—	—	—	—	—	7,437	—	—	7,437
Conversion of preferred stock into common stock	4,872	1	(11)	(11,205)	—	—	11,204	—	—	—
Return of borrowed shares under share lending agreement	—	—	—	—	701	—	—	—	—	—
Balance, December 31, 2011	51,958	$5	—	$—	1,358	$(1,667)	$166,814	$(44)	$(86,810)	$78,298
Net income	—	—	—	—	—	—	—	—	49,791	49,791
Foreign currency translation adjustment	—	—	—	—	—	—	—	4	—	4
Fair value of warrant liability reclassified to additional paid-in capital	—	—	—	—	—	—	13,973	—	—	13,973
Stock warrants exercised	348	—	—	—	—	—	421	—	—	421
Stock options exercised	68	—	—	—	—	—	167	—	—	167
Restricted stock granted	750	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	30	—	—	—	—	—
Treasury stock purchased	—	—	—	—	166	(2,034)	—	—	—	(2,034)
Excess tax benefit related to share-based awards	—	—	—	—	—	—	528	—	—	528
Employee stock purchase plan	—	—	—	—	(15)	—	161	—	—	161
Stock compensation expense	—	—	—	—	—	—	13,421	—	—	13,421
Return of borrowed shares under share lending agreement	—	—	—	—	659	—	—	—	—	—
Balance, December 31, 2012	53,124	$5	—	$—	2,198	$(3,701)	$195,485	$(40)	$(37,019)	$154,730
Net income	—	—	—	—	—	—	—	—	36,178	36,178
Foreign currency translation adjustment	—	—	—	—	—	—	—	(319)	—	(319)
Issuance costs of preferred stock and detachable warrants	—	—	—	—	—	—	(200)	—	—	(200)
Stock warrants exercised	267	—	—	—	—	—	323	—	—	323
Stock options exercised	572	—	—	—	—	—	4,397	—	—	4,397
Restricted stock granted	802	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	115	—	—	—	—	—
Stock granted in incentive performance plan	217	—	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	—	448	(7,568)	—	—	—	(7,568)
Stock surrendered for exercise of stock options	—	—	—	—	237	(3,907)	—	—	—	(3,907)
Excess tax benefit related to share-based awards	—	—	—	—	—	—	1,668	—	—	1,668
Employee stock purchase plan	—	—	—	—	(44)	—	824	—	—	824
Stock compensation expense	—	—	—	—	—	—	10,914	—	—	10,914
Stock issued in Florida Chemical Company acquisition	3,284	1	—	—	—	—	52,711	—	—	52,712
Return of borrowed shares under share lending agreement	—	—	—	—	2,440	—	—	—	—	—
Balance, December 31, 2013	58,266	$6	—	$—	5,394	$(15,176)	$266,122	$(359)	$(841)	$249,752
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$36,178	$49,791	$31,408
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant liability	—	(2,649)	(9,571)
Depreciation and amortization	15,109	11,583	10,105
Amortization of deferred financing costs	169	946	3,126
Accretion of debt discount	55	3,710	5,295
Provision for doubtful accounts	570	512	661
Provision for inventory reserves and market adjustments	1,330	2,079	1,011
Gain on sale of assets	(4,565)	(4,819)	(3,378)
Stock compensation expense	10,914	13,421	7,437
Deferred income tax (benefit) provision	793	(18,746)	1,218
Excess in tax benefit related to share-based awards	(1,668)	(528)	(570)
Non-cash loss on extinguishment of debt	—	4,841	3,225
Changes in current assets and liabilities:
Restricted cash	150	—	—
Accounts receivable	(9,862)	1,796	(17,918)
Inventories	4,523	(9,368)	(11,054)
Other current assets	936	(2,073)	(892)
Accounts payable	(21,326)	2,527	5,041
Accrued liabilities	4,053	(1,894)	(255)
Income taxes payable	2,194	369	7,563
Interest payable	(5)	(1,983)	(29)
Net cash provided by operating activities	39,548	49,515	32,423
Cash flows from investing activities:
Capital expenditures	(15,007)	(20,701)	(9,984)
Proceeds from sale of assets	5,788	5,521	5,286
Payments for acquisition, net of cash acquired	(53,396)	—	—
Purchase of patents and other intangible assets	(85)	(20)	(244)
Net cash used in investing activities	(62,700)	(15,200)	(4,942)
Cash flows from financing activities:
Repayments of indebtedness	(13,206)	(102,438)	(33,273)
Proceeds from borrowings	26,190	25,000	—
Borrowings on revolving credit facility	313,396	—	—
Repayments on revolving credit facility	(297,124)	—	—
Debt issuance costs	(1,293)	(106)	(1,421)
Issuance costs of preferred stock and detachable warrants	(200)	—	—
Excess tax benefit related to share-based awards	1,668	528	570
Purchase of treasury stock	(7,568)	(2,034)	(775)
Proceeds from sale of common stock	824	161	29,438
Proceeds from exercise of stock options	491	167	147
Proceeds from exercise of warrants	323	421	4,793
Net cash (used in) provided by financing activities	23,501	(78,301)	(521)
Effect of changes in exchange rates on cash and cash equivalents	(319)	4	(141)
Net increase (decrease) in cash and cash equivalents	30	(43,982)	26,819
Cash and cash equivalents at beginning of year	2,700	46,682	19,863
Cash and cash equivalents at end of year	$2,730	$2,700	$46,682
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven, global developer and supplier of drilling, completion and production technologies and related services. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013 (see Note 3), the Company expanded its energy specialty chemical technologies and added consumer and industrial chemical technologies as a new segment and product line.
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
Note 2 — Summary of Significant Accounting Policies
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
The majority of the Company’s customers are engaged in the energy industry. The cyclical nature of the energy industry may affect customers’ operating performance and cash flows, which directly impact the Company’s ability to collect on outstanding obligations.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Additionally, certain customers are located in international areas that are inherently subject to risks of economic, political and civil instability, which can impact the collectability of receivables.
Changes in the allowance for doubtful accounts are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Balance, beginning of year	$714	$571	$262
Charged to provision for doubtful accounts	570	512	661
Write-offs	(412)	(369)	(352)
Balance, end of year	$872	$714	$571

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.
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

The Company amortizes software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. The unamortized amount of capitalized software was $4.7 million at December 31, 2013.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment or two-step impairment test is performed to determine whether goodwill impairment exists at the reporting unit.
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
Other Intangible Assets
The Company’s other intangible assets have finite and indefinite lives and consist of customer relationships, trademarks and brand names and purchased patents.
The cost of intangible assets with finite lives is amortized using the straight-line method over the estimated period of economic benefit, ranging from 2 to 20 years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.
Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.
Intangible assets with indefinite lives are not subject to amortization, but are tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit.
The Company assesses whether an indefinite lived intangible impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of the indefinite lived intangible is less than its carrying amount. If, based on this qualitative assessment, it is determined that it is not more likely than not that the fair value of the indefinite lived intangible is less than its carrying amount, the Company does not perform a quantitative assessment.
If the qualitative assessment indicates that it is more likely than not that the indefinite-lived intangible asset is impaired or if the Company elects to not perform a qualitative assessment, the Company then performs the quantitative impairment test. The quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flows.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liability
Prior to June 2012, the Company used the Black-Scholes option-pricing model to estimate the fair value of its warrant liability. On June 14, 2012, provisions in the Company’s outstanding warrants were amended to eliminate anti-dilution price adjustment provisions and remove cash settlement provisions in the event of a change of control. Upon amendment, the warrants met the requirements for classification as equity. All fluctuations in the fair value of the warrant liability prior to June 2012 were recognized as non-cash income or expense items within the statement of operations. The fair value accounting methodology for the warrant liability is no longer required.
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
Revenue Recognition
Revenue for product sales and services is recognized when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) products are shipped or services rendered to the customer and significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable and (iv) collectability is reasonably assured. Products and services are sold with fixed or determinable prices and do not include right of return provisions or other significant post-delivery obligations. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete. Shipping and handling costs are reflected in cost of revenue. Taxes collected are not included in revenue, rather taxes are accrued for future remittance to governmental authorities.
The Logistics division of chemicals recognizes revenue from design and construction oversight contracts under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. Contracts for services are inclusive of direct labor and material costs, as well as, indirect costs of operations. General and administrative costs are charged to expense as incurred. Changes in job performance metrics and estimated profitability, including contract bonus or penalty provisions and final contract settlements, are recognized in the period such revisions appear probable. Known or anticipated losses on contracts are recognized in full when amounts are probable and estimable. Bulk material loading revenue is recognized as services are performed.
Drilling revenue is recognized upon receipt of a signed and dated field billing ticket from the customer. Customers are charged contractually agreed amounts for oilfield rental equipment damaged or lost-in-hole (“LIH”). LIH proceeds are recognized as revenue and the associated carrying value is charged to cost of sales. LIH revenue totaled $5.9 million, $4.2 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company generally is not contractually obligated to accept returns, except for defective products. Typically products determined to be defective are replaced or the customer is issued a credit memo. Based on historical return rates, no provision is made for returns at the time of sale. All costs associated with product returns are expensed as incurred.
Foreign Currency Translation
Financial statements of foreign subsidiaries are prepared using the currency of the primary economic environment of the foreign subsidiaries, as the functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of identified reporting periods. Revenue and expense transactions are translated using the average monthly exchange rate for the reporting period. Resultant translation adjustments are recognized as other comprehensive income (loss) within stockholders’ equity.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholders’ equity except those arising from investments from, and distributions to stockholders. The Company’s comprehensive income (loss) includes net income and foreign currency translation adjustments.
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
Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders, adjusted for the effect of assumed conversions of convertible notes and preferred stock, by the weighted average number of common shares outstanding, including potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common shares equivalents consist of incremental shares of common stock issuable upon exercise of stock options and warrants, settlement of restricted stock units, and conversion of convertible senior notes and convertible preferred stock.
Debt Issuance Costs
Costs related to debt issuance are capitalized and amortized as interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Upon the repayment of debt, the Company accelerates the recognition of an appropriate amount of the costs as interest expense.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capitalization of Interest
Interest costs are capitalized for qualifying in-process software development projects. Capitalization of interest commences when activities to prepare the asset are in progress, and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. During the year ended December 31, 2012, $0.1 million of interest was capitalized.
Stock-Based Compensation
Stock-based compensation expense for share-based payments, related to stock option and restricted stock awards, is recognized based on their grant-date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from these estimates. Significant items subject to estimates and assumptions include application of the percentage-of-completion method of revenue recognition, the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, share-based compensation expense and valuation allowances for accounts receivable, inventories, and deferred tax assets.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact net income.

New Accounting Pronouncements

(a) Application of New Accounting Standards
Effective January 1, 2013, the Company adopted the accounting guidance in Accounting Standards Update ("ASU") No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which permits a company to perform qualitative assessments regarding the likelihood that an indefinite-lived intangible asset is impaired and subsequently assess the need to perform a quantitative impairment test. The Company followed this guidance for its annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2013. Implementation of this standard did not have a material effect on the consolidated financial statements.
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
(b) New Accounting Requirements and Disclosures
In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11 provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective January 1, 2014. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on the consolidated financial statements.

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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pro forma financial information is as follows (in thousands, except per share data):

	Year ended December 31,
	2013	2012
Revenue	$395,407	$391,786
Net income	38,271	53,902
Earnings per common share:
Basic	$0.73	$1.05
Diluted	$0.70	$0.98
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
The acquisition was financed through increased long term debt of $25 million, additional borrowings on the Company's revolving credit facility of $28.7 million and the issuance of 3.3 million shares of the Company's common stock. An escrow fund totaling $10 million was established to cover the indemnification obligations of Florida Chemical stockholders. Results of Florida Chemical's operations are included in the Company's consolidated financial statements from the date of acquisition, May 10, 2013. The Company's consolidated statements of operations for the year ended December 31, 2013 include $50.9 million of revenue, and $10.0 million of income from operations, related to the operations of Florida Chemical.
The Company incurred $1.4 million of acquisition costs in connection with the transaction which have been expensed as incurred and included in selling, general and administrative expenses.
Note 4 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Supplemental non-cash investing and financing activities:
Value of shares issued in acquisition of Florida Chemical	$52,711	$—	$—
Fair value of warrant liability reclassified to additional paid-in capital	—	13,973	—
Value exchanged in conversion of preferred stock to common stock	—	—	11,205
Value of common stock issued in payment of convertible notes	—	—	5,165
Value of common stock issued in payment of preferred stock dividends	—	—	3,254
Value of common stock issued in payment of term loan debt	—	—	1,398
Equipment acquired through capital leases	754	1,263	1,334
Exercise of stock options by common stock surrender	3,907	—	—

Supplemental cash payment information:
Interest paid	$1,859	$5,521	$7,627
Income taxes paid (refunded)	17,783	14,049	(904)

Note 5 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenue:
Products	$282,639	$224,777	$181,417
Rentals	62,042	67,938	63,610
Services	26,384	20,113	13,758
	$371,065	$312,828	$258,785
Cost of Revenue:
Products	$180,800	$135,367	$115,875
Rentals	24,987	30,618	25,971
Services	9,916	8,051	4,997
Depreciation	7,835	7,173	6,122
	$223,538	$181,209	$152,965
Note 6 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2013	2012
Raw materials	$13,953	$12,883
Work-in-process	1,904	342
Finished goods	50,019	34,704
Inventories	65,876	47,929
Less reserve for excess and obsolete inventory	(2,744)	(2,752)
Inventories, net	$63,132	$45,177
Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Balance, beginning of year	$2,752	$2,679	$2,633
Charged to costs and expenses	1,330	882	1,011
Deductions	(1,338)	(809)	(965)
Balance, end of the year	$2,744	$2,752	$2,679
At December 31, 2012, the Company recorded a $1.2 million write-down for inventory with a current market value less than its cost.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31
	2013	2012
Land	$5,088	$1,442
Buildings and leasehold improvements	32,269	18,520
Machinery, equipment and rental tools	71,073	54,279
Equipment in progress	4,601	9,382
Furniture and fixtures	2,400	1,358
Transportation equipment	6,340	5,136
Computer equipment and software	7,617	6,743
Property and equipment	129,388	96,860
Less accumulated depreciation	(50,274)	(40,361)
Property and equipment, net	$79,114	$56,499

Depreciation expense, including expense recorded in cost of revenue, totaled $11.2 million, $9.5 million and $8.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, no impairment was recognized related to property and equipment.
Note 8 — Goodwill
Prior to the acquisition of Florida Chemical, the Company had four reporting units, Energy Chemical Technologies, Drilling Tools, Teledrift, and Artificial Lift Technologies, of which only two, Energy Chemical Technologies and Teledrift, had an existing goodwill balance. For segment reporting purposes, the Teledrift reporting unit is consolidated within the Drilling Technologies segment.

During May 2013, as a result of the Florida Chemical acquisition, the Company recognized $39.3 million of goodwill. During the fair value assessment process, the Company identified two separate reporting units, one of which was consolidated within the Energy Chemical Technologies segment and the other was identified as the Consumer and Industrial Chemical Technologies reporting unit and segment. The Company recognized $18.7 million of additional goodwill within the Energy Chemical Technologies reporting unit and $20.6 million of goodwill within the Consumer and Industrial Chemical Technologies reporting unit. This addition to goodwill will not be deductible for income tax purposes.

Goodwill is tested for impairment annually in the fourth quarter, or more frequently if circumstances indicate a potential impairment. During annual goodwill impairment testing in 2013, 2012 and 2011, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. The Company concluded that it was not more-likely-than-not that goodwill was impaired as of the fourth quarter of each year, and therefore, further testing was not required.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Downhole Tools	TeledriftTM	Artificial Lift Technologies	Total
Balance at December 31, 2011:
Goodwill	$11,610	$—	$43,009	$46,396	$5,861	$106,876
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	11,610	—	—	15,333	—	26,943
Activity during the year 2012:
Goodwill impairment recognized	—	—	—	—	—	—
Balance at December 31, 2012:
Goodwill	11,610	—	43,009	46,396	5,861	106,876
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	11,610	—	—	15,333	—	26,943
Activity during the year 2013:
Goodwill impairment recognized	—	—	—	—	—	—
Acquisition goodwill recognized	18,686	20,642	—	—	—	39,328
Balance at December 31, 2013:
Goodwill	30,296	20,642	43,009	46,396	5,861	146,204
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	$30,296	$20,642	$—	$15,333	$—	$66,271

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	December 31,
	2013		2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$18,996	$3,244	$4,314	$1,654
Customer lists	52,607	9,018	23,337	6,688
Non-compete agreements	—	—	402	402
Trademarks and brand names	7,191	2,053	6,151	1,513
Other	191	—	915	801
Total finite lived intangible assets acquired	78,985	14,315	35,119	11,058
Deferred financing costs	1,392	169	1,290	1,185
Total amortizable intangible assets	80,377	$14,484	36,409	$12,243
Indefinite lived intangible assets:
Trademarks and brand names	11,630		—
Total other intangible assets	$92,007		$36,409

Carrying value:
Other intangible assets, net	$77,523		$24,166

With the acquisition of Florida Chemical on May 10, 2013, the Company recorded increases in finite lived intangible assets of $14.1 million in patents and technology, $29.3 million in customer lists and $1.0 million in trademarks and brand names. In addition, the Company recorded $11.6 million in indefinite lived trademarks and brand names. These acquired intangible assets were recorded at fair value as of the date of acquisition.

Intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $3.9 million, $2.1 million and $2.1 million for the years end ended December 31, 2013, 2012 and 2011, respectively.

Amortization of deferred financing costs totaled $0.2 million, $0.9 million, and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013 and 2012, the carrying value of deferred financing costs was reduced by less than $0.1 million and $1.8 million, respectively, upon repayments of the Company’s convertible senior notes.

Estimated future amortization expense for intangible assets, including deferred financing costs, at December 31, 2013 is as follows (in thousands):

Year ending December 31,
2014	$4,972
2015	4,935
2016	4,704
2017	4,549
2018	4,302
Thereafter	42,431
Other intangible assets, net	$65,893
During 2013, 2012 and 2011, no impairment was recognized related to other intangible assets.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Convertible Notes, Long-Term Debt and Credit Facility
Convertible notes and long-term debt are as follows (in thousands):

	December 31,
	2013	2012
Convertible notes:
Convertible senior unsecured notes (2008 Notes)	$—	$5,188
Less discount on notes	—	(55)
Convertible senior notes reported as current, net of discount	$—	$5,133

Long-term debt:
Term loan	$45,833	$25,000
Revolving credit facility	16,272	—
Capital lease obligations	—	1,784
Total long-term debt	62,105	26,784
Less current portion of long-term debt	(26,415)	(4,329)
Long-term debt, less current portion	$35,690	$22,455
Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. Under terms of the Credit Facility, as amended on December 31, 2013, the Company (a) may borrow up to $75 million under a revolving credit facility and (b) has borrowed $50 million under a term loan.
The Credit Facility is secured by substantially all of the Company's domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, including a financial covenant to maintain consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to debt ratio of 1.10 to 1.00, a financial covenant to maintain a ratio of funded debt to adjusted EBITDA of not greater than 4.0 to 1.0, and an annual limit on capital expenditures of approximately $36 million. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
The Credit Facility includes a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid within 60 days of the fiscal year end. For the year ended December 31, 2013, the excess cash flow exceeded $3.0 million. Consequently, the Company will prepay $3.0 million on its term loan balance to PNC Bank by March 3, 2014. This amount is classified as current debt at December 31, 2013.
Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor.
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may borrow up to $75 million through May 10, 2018. This includes a sublimit of $10 million that may be used for letters of credit. The revolving credit facility is secured by substantially all the Company's domestic accounts receivable and inventory.
At December 31, 2013, eligible accounts receivable and inventory securing the revolving credit facility provided availability of approximately $71.9 million under the revolving credit facility.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Lending Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at December 31, 2013. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2013, $16.3 million was outstanding under the revolving credit facility, with $1.3 million borrowed as base rate loans at an interest rate of 3.75% and $15.0 million borrowed as LIBOR loans at an interest rate of 1.67%.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
(b) Term Loan
The Company increased borrowing to $50 million under the term loan on May 10, 2013. Monthly principal payments of $0.6 million are required. The unpaid balance of the term loan is due on May 10, 2018. Prepayments are permitted, and may be required in certain circumstances. Amounts repaid under the term loan may not be reborrowed. The term loan is secured by substantially all of the Company's domestic land, buildings, equipment and other intangible assets.
Based on a PNC Bank appraisal as of December 31, 2013, 85% of the net orderly liquidation value of pledged equipment was $18.3 million less than the principal amount of the term loan. This deficiency is not required to be repaid while the pledged equipment is being reappraised. In addition, PNC Bank is securing its lien on the Company's domestic land and buildings and will include 75% of their fair market value to support the outstanding principal amount of the term loan. The Company's management believes the value resulting from the reappraisal of the equipment and the addition of land and buildings will fully support the outstanding principal amount of the term loan.
The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At December 31, 2013, $45.8 million was outstanding under the term loan, with $0.8 million borrowed as base rate loans at an interest rate of 4.50% and $45.0 million borrowed as LIBOR loans at an interest rate of 2.42%.
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
In March 2010, the Company exchanged $40 million of 2008 Notes for aggregate consideration of $36 million of 2010 Notes and $2 million worth of shares of the Company’s common stock. The transaction was accounted for as an exchange of debt. Accordingly, no gain or loss was recognized and the difference between the debt exchanged and the net carrying value of the debt was recorded as a reduction of previously recognized debt discount. The remaining debt discount continued to be accreted over the same period, at an assumed rate of 9.9%, using the effective interest method. The Company capitalized commitment fees related to the Exchange Agreement that were amortized using the effective interest method over the period the convertible debt was expected to remain outstanding.
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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Capital Lease Obligations
The Company has leased equipment and vehicles under capital leases. At December 31, 2013, the Company did not have any capital lease obligations.
Debt Maturities
Maturities of long-term debt at December 31, 2013 are as follows (in thousands):

Year ending December 31,	Term Loan	Revolving Credit Facility	Total
2014	$10,143	$16,272	$26,415
2015	7,143	—	7,143
2016	7,143	—	7,143
2017	7,143	—	7,143
2018	14,261	—	14,261
Total	$45,833	$16,272	$62,105
Note 11 — Fair Value Measurements
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

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	Level 3 — Significant unobservable inputs that are supported by little or no market activity or that are based on the reporting entity’s assumptions about the inputs.
Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2013 and 2012, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1 or Level 2 fair value measurements during the years ended December 31, 2013 and 2012. During the year ended December 31, 2012, $2.6 million of non-cash gains were recognized as fair value adjustments within Level 3 of the fair value measurement hierarchy. The change resulted from the change in the fair value of the exercisable and contingent warrants outstanding.
On June 14, 2012, provisions in the Company’s Exercisable and Contingent Warrant Certificates were amended to eliminate anti-dilution price adjustment provisions and remove cash settlement provisions of a change of control event. Upon amendment, the warrants met the requirements for classification as equity. All fluctuations in the fair value of the warrant liability prior to June 2012, estimated using a Black-Scholes option pricing model, were recognized as non-cash income or expense items within the statement of operations. The fair value accounting methodology for the warrant liability is no longer required following the contractual amendment.
During the years ended December 31, 2013 and 2012, there were no transfers in or out of the Level 3 hierarchy. Changes in Level 3 liabilities are as follows (in thousands):

	Year ended December 31,
	2013	2012
Balance, beginning of year	$—	$16,622
Fair value adjustments, net	—	(2,649)
Reclassification to additional paid-in capital	—	(13,973)
Net transfers in/(out)	—	—
Balance, end of year	$—	$—
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the years ended December 31, 2013, 2012 and 2011.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2013 or 2012.
The carrying value and estimated fair value of the Company’s convertible notes and long-term debt are as follows (in thousands):

	December 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
2008 Notes (1)	$—	$—	$5,133	$5,163
Term loan	45,833	45,833	25,000	25,000
Borrowings under the revolving credit facility	16,272	16,272	—	—
Capital lease obligations	—	—	1,784	1,736

(1)
The carrying value of the 2008 Notes represents the discounted debt component only, while the fair value of the Notes is based on the market value of the respective notes, including convertible equity features.

The estimated fair value of the 2008 Notes is based upon quoted market prices. The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rate is variable. The fair value of capital lease obligations is based on recent lease rates adjusted for a risk premium.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Earnings Per Share
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
In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3.8 million shares of the Company’s common stock (see Note 10 – Share Lending Agreement). Contractual undertakings of the Borrower have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement are contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement are not considered outstanding for the purpose of computing and reporting earnings per share. The Share Lending Agreement was terminated on January 22, 2013 upon the return of all Borrowed Shares to the Company.
On February 4, 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of convertible preferred stock into common stock. On February 15, 2013, the Company repurchased all of the remaining $5.2 million of outstanding 2008 Notes for cash.
For the years ended December 31, 2013 and 2011, convertible notes were excluded from the calculation of diluted earnings per common share as inclusion would be anti-dilutive. At December 31, 2013, 2012 and 2011, approximately 0.1 million, 0.1 million and 1.1 million stock options, respectively, with an exercise price in excess of the average market price of the Company’s common stock were also excluded from the calculation of diluted earnings per share.
Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Year ended December 31,
	2013	2012	2011
Net income attributable to common stockholders - Basic	$36,178	$49,791	$26,540
Impact of assumed conversions:
Interest on convertible notes	—	1,959	—
Dividends on preferred stock	—	—	141
Net income attributable to common stockholders - Diluted	$36,178	$51,750	$26,681

Weighted average common shares outstanding - Basic	51,346	48,185	44,229
Assumed conversions:
Incremental common shares from warrants	1,355	1,560	2,222
Incremental common shares from stock options	1,133	992	747
Incremental common shares from restricted stock units	7	116	—
Incremental common shares from convertible preferred stock before conversion	—	—	440
Incremental common shares from convertible senior notes	—	2,701	—
Weighted average common shares outstanding - Diluted	53,841	53,554	47,638

Basic earnings per common share	$0.70	$1.03	$0.60
Diluted earnings per common share	$0.67	$0.97	$0.56

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Income Taxes
Components of the income tax expense (benefit) are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$15,225	$12,072	$4,550
State	3,322	1,450	1,211
Foreign	1,432	891	883
Total current	19,979	14,413	6,644
Deferred:
Federal	1,336	(18,836)	1,107
State	(543)	90	111
Total deferred	793	(18,746)	1,218
Income tax expense (benefit)	$20,772	$(4,333)	$7,862
A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.3	2.3
Change in valuation allowance	—	(41.0)	(8.5)
Warrant liability fair value adjustment	—	(2.0)	(8.5)
Domestic production activities deduction	(2.6)	(3.0)	(1.2)
Other	1.3	(0.8)	0.9
Effective income tax rate	36.5%	(9.5)%	20.0%

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$11,665	$12,285
Allowance for doubtful accounts	383	262
Inventory valuation reserves	1,503	1,109
Equity compensation	3,693	4,216
Intangible assets and goodwill	—	13,061
Accrued compensation	598	—
Other	1	2
Total gross deferred tax assets	17,843	30,935
Valuation allowance	(856)	(835)
Total deferred tax assets, net	16,987	30,100
Deferred tax liabilities:
Property and equipment	(12,374)	(8,227)
Intangible assets and goodwill	(9,587)	—
Convertible debt	(5,020)	(4,785)
Prepaid insurance and other	(47)	(520)
Total gross deferred tax liabilities	(27,028)	(13,532)
Net deferred tax (liabilities) assets	$(10,041)	$16,568

Deferred taxes are presented in the balance sheets as follows (in thousands):

	December 31,
	2013	2012
Current deferred tax assets	$2,522	$1,274
Non-current deferred tax assets	15,012	16,045
Non-current deferred tax liabilities	(27,575)	(751)
Net deferred tax (liabilities) assets	$(10,041)	$16,568

The change in the net deferred tax assets (liabilities) relates primarily to an increase in deferred tax liabilities from the acquisition of Florida Chemical. As part of its acquisition assessment, the Company recognized a deferred tax asset related to Florida Chemical's allowance for doubtful accounts and inventory obsolescence reserve expected to be realized in the future. In addition, the Company recorded a deferred tax liability for the difference between the assigned fair values of the tangible and intangible assets acquired and the tax bases of those assets.

As of December 31, 2013, the Company had U.S. net operating loss carryforwards of $30.6 million, expiring in various amounts in 2028 through 2030. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
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
Prior to December 31, 2012, the Company has not had sufficient positive evidence to overcome the existence of a cumulative loss in Group B and thus has, prior to December 31, 2012, maintained a full valuation allowance against deferred tax assets of that group. As of December 31, 2012, Group B was no longer in a cumulative loss position. Accordingly, the Company considered

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the objectively verifiable positive evidence for projecting future income, which included primarily determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determined a valuation allowance was no longer necessary for the group's U.S. federal deferred tax assets. Accordingly, the Company decreased its valuation allowance by $16.5 million at December 31, 2012 and recognized a reduction of deferred federal income tax expense. As Group B continues to be in a cumulative loss position as of December 31, 2013 in certain state jurisdictions, the Company has determined that a valuation allowance of $0.9 million is required for deferred tax assets.
The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2013, the Company had approximately $2.8 million in unremitted earnings outside the U.S. which were not included for U.S. tax purposes. U.S. income tax liability would be incurred if these funds were remitted to the U.S. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2013 which are the years ended December 31, 2010 through December 31, 2013 for U.S. federal taxes and the years ended December 31, 2009 through December 31, 2013 for state tax jurisdictions.
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
Due to the anti-dilution price adjustment provisions established at the issuance date, the warrants were deemed to be a liability and were recorded at fair value at the date of issuance. The warrant liability was adjusted to fair value at the end of each reporting period through the statement of operations during the period the anti-dilution price adjustment provisions were in effect. On June 14, 2012, contractual provisions within the Company's Exercisable and Contingent Warrant agreements were modified to eliminate the anti-dilution price adjustment provisions of the warrants and remove the cash settlement provisions in the event of a change of control. The amended warrants now qualify to be classified as equity. Accordingly, the Company revalued the warrants as of June 14, 2012, the date of contractual amendment. The change in fair value of the warrant liability compared to the fair value on December 31, 2011, $2.6 million, was recognized in income during 2012. The revalued warrant liability of $14.0 million was reclassified to additional paid-in capital on June 14, 2012. There will no longer be fair value adjustments as long as the warrants continue to meet the criteria for equity classification.
The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for each reporting period. On June 14, 2012, the date the warrants were amended, inputs into the fair value calculation included the actual remaining term of the warrants, a volatility rate of 58.1%, a risk-free rate of return of 0.36%, and an assumed dividend rate of zero.
During the years ended December 31, 2013 and 2012, warrants were exercised to purchase 267,000 shares and 348,350 shares, respectively, of the Company’s common stock for which the Company received cash proceeds of $0.3 million and $0.4 million, respectively. At December 31, 2013, Exercisable and Contingent Warrants to purchase up to 1,277,250 shares of common stock at $1.21 per share remain outstanding.

Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2013	2012
Shares issued at the beginning of the year	53,123,978	51,957,652
Issued to purchase Florida Chemical Company	3,284,180	—
Issued upon exercise of warrants	267,000	348,350
Issued from restricted stock units	217,089	—
Issued as restricted stock award grants	802,164	750,476
Issued upon exercise of stock options	571,500	67,500
Shares issued at the end of the year	58,265,911	53,123,978

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Incentive Plans
Stockholders approved long term incentive plans in 2010, 2007, 2005 and 2003 (the “2010 Plan,” the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, and non-employee directors in the form of stock options, restricted stock and certain other incentive awards. The maximum number of shares that may be issued under the 2010 Plan, 2007 Plan and 2005 Plan are 6.0 million, 2.2 million and 1.9 million, respectively. A December 31, 2013, the Company had a total of 0.3 million shares remaining to be granted under the 2010 Plan, 2007 Plan and 2005 Plan. Shares may no longer be granted under the 2003 Plan.
Stock Options
All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. Options expire no later than ten years from the date of grant and generally vest in four years or less. Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest.
The fair value of stock options at the date of grant is calculated using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is permitted for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. No options were granted to employees during 2013 and 2012. Assumptions used in the Black-Scholes option pricing model for stock options granted in 2011 are as follows:

Year ended December 31, 2011
Risk-free interest rate	.94%-1.825%
Expected volatility of common stock	67.7%-70.3%
Expected life of options in years	3.50*-4.00
Dividend yield	—%
Vesting period in years	3.5-4.0

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
Stock option activity for the year ended December 31, 2013 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	2,457,586	$5.65
Exercised	(571,500)	7.70
Forfeited	(5,000)	1.38
Expired	(17,044)	22.40
Outstanding as of December 31, 2013	1,864,042	$4.95	6.26	$28,253,321
Vested or expected to vest at
December 31, 2013	1,862,960	$4.95	6.26	$28,216,770
Options exercisable as of
December 31, 2013	1,836,942	$4.98	6.25	$27,763,907

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2011 was $8.47 per share. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $5.6 million, $0.6 million and $0.2 million, respectively. The total fair value of stock options vesting during the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $0.5 million and $0.5 million, respectively.
At December 31, 2013, the Company had less than $0.1 million of measured but unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 0.9 years.
Restricted Stock
The Company grants employees either time-vesting or performance-based restricted shares in accordance with terms specified in the Restricted Stock Agreements ("RSAs"). Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent to the date of grant, generally three to four years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria are met. During the year ended December 31, 2013, approximately 71% of the restricted shares granted were time-vesting and the remainder were performance-based. Grantees of restricted shares retain voting rights for the granted shares.
Restricted stock share activity for the year ended December 31, 2013 is as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at January 1, 2013	1,324,290	$9.15
Granted	629,135	15.17
RSAs converted from 2012 restricted stock units	173,029	11.04
Vested	(943,447)	8.87
Forfeited	(115,352)	13.50
Non-vested at December 31, 2013	1,067,655	$12.78
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2013, 2012 and 2011 was $15.17, $11.03 and $8.79 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $8.4 million, $5.4 million, and $7.2 million, respectively.
At December 31, 2013, there was $8.5 million of unrecognized compensation expense related to non-vested restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
During the year ended December 31, 2013, the Company granted performance-based restricted stock units ("RSUs") that will be converted into 175,576 shares of common stock. One-third of these shares will be issued as common stock in 2014 and the remaining 117,050 shares will be converted into RSAs that will vest in 2015 and 2016.
Restricted stock unit share activity for the year ended December 31, 2013 is as follows:

Restricted Stock Unit Shares	Shares	Weighted- Average Fair Value at Date of Grant
RSU share equivalents at January 1, 2013	390,118	$11.04
Issued as shares in 2013	(217,089)	11.04
2012 RSUs converted to RSAs in 2013	(173,029)	11.04
Share equivalents earned in 2013	175,576	16.35
RSU share equivalents at December 31, 2013	175,576	$16.35
At December 31, 2013, there was $1.9 million of unrecognized compensation expense related to 2013 restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (ESPP) was approved by stockholders on May 18, 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. The first quarterly offering period began on October 1, 2012. Payroll deductions may not exceed 10% of an employee's compensation and participants may not purchase more than 1,000 shares in any one offering period. The fair value of the discount associated with shares purchased under the plan is recognized as share-based compensation expense and was $0.1 million and less than $0.1 million in 2013 and 2012, respectively. The total fair value of the shares purchased under the plan during 2013 and 2012 was $0.9 million and $0.2 million, respectively. The employee cost associated with participation in the plan was satisfied through payroll deductions.

Share-Based Compensation Expense
Non-cash share-based compensation expense related to stock options, restricted stock, restricted stock unit grants and stock purchased under the Company's ESPP was $10.9 million, $13.4 million and $7.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2013 and 2012, the Company purchased 448,121 shares and 166,334 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees that were forfeited are accounted for as treasury stock. Shares surrendered for the exercise of stock options were 237,267 during the year ended December 31, 2013. These surrendered shares are also accounted for as treasury stock.
During the years ended December 31, 2013 and 2012, JP Morgan Chase & Co. returned 2,439,558 shares and 659,340 shares, respectively, of the Company’s common stock that had been borrowed under the Share Lending Agreement. These shares are now included in treasury stock.
Stock Repurchase Plan
In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2013, the Company has not repurchased any of its common stock through this repurchase program.
Note 16 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Representation Agreements
In February 2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy industry-focused supply chain management company, to market certain of the Company’s specialty chemicals and downhole drilling products and services in various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. Both agreements are effective through December 31, 2015 and each provided for a non-refundable retainer of $100,000 which was paid to Basin Supply in 2011 to assist with start-up and overhead costs. Under each agreement, Basin Supply is also eligible to receive warrants to purchase Flotek common stock upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of each of the agreements is 100,000 during 2014.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Commitments
The Company has operating leases for office space, vehicles and equipment. Future minimum lease payments under operating leases at December 31, 2013 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2014	$1,598
2015	1,284
2016	1,192
2017	875
2018	677
Thereafter	3,551
Total	$9,177
Rent expense under operating leases totaled $1.7 million, $1.9 million and $1.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All employees are eligible to participate in the plan upon employment. The Company matches 100% of employee 401(k) contributions of up to 2% of qualified compensation. During the years ended December 31, 2013, 2012 and 2011, compensation expense included $0.6 million, $0.5 million and $0.4 million, respectively, related to the Company’s 401(k) match.
Concentrations and Credit Risk
The majority of the Company’s revenue is derived from the oil and gas industry. Customers include major oilfield services companies, major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies and state-owned national oil companies. This concentration of customers in one industry increases credit and business risks.
The Company is subject to significant concentrations of credit risk within trade accounts receivable as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is maintained at a major financial institution and balances often exceed insurable amounts.
Note 17 —Segment Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013, the Company added operations in a new segment, Consumer and Industrial Chemical Technologies. The operations of the Company are now categorized into four reportable segments: Energy Chemical Technologies, Consumer and Industrial Chemical Technologies, Drilling Technologies and Artificial Lift Technologies.

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

•	Drilling Technologies rents, inspects, manufactures and markets downhole drilling equipment used in energy, mining, water well and industrial drilling activities.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•
Artificial Lift Technologies assembles and markets artificial lift equipment, including the Petrovalve™ product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas, oil and coal bed methane production activities.

The Company evaluates performance based upon a variety of criteria. The primary financial measure is segment operating income. Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income taxes are not allocated to reportable segments.
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the year ended December 31,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Artificial Lift Technologies	Corporate and Other	Total

2013
Net revenue from external customers	$200,932	$42,927	$112,406	$14,800	$—	$371,065
Gross margin	88,536	10,659	43,156	5,176	—	147,527
Income (loss) from operations	65,396	6,260	18,306	3,060	(34,296)	58,726
Depreciation and amortization	3,160	1,126	9,632	250	941	15,109
Total assets	127,119	86,640	135,738	16,647	9,437	375,581
Capital expenditures	5,225	183	6,326	1,749	1,524	15,007

2012
Net revenue from external customers	$183,986	$—	$116,736	$12,106	$—	$312,828
Gross margin	81,438	—	45,709	4,472	—	131,619
Income (loss) from operations	65,440	—	22,282	3,395	(32,496)	58,621
Depreciation and amortization	1,765	—	9,115	206	497	11,583
Total assets	59,195	—	118,771	11,189	30,712	219,867
Capital expenditures	3,553	—	12,264	77	4,807	20,701

2011
Net revenue from external customers	$140,836	$—	$102,470	$15,479	$—	$258,785
Gross margin	56,115	—	43,607	6,098	—	105,820
Income (loss) from operations	43,549	—	23,035	4,296	(21,992)	48,888
Depreciation and amortization	1,594	—	8,061	196	254	10,105
Total assets	54,958	—	113,130	10,815	53,109	232,012
Capital expenditures	2,231	—	6,025	182	1,546	9,984
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual country other than the United States ("U.S.") accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
U.S.	$319,649	$272,945	$222,304
Other countries	51,416	39,883	36,481
Total	$371,065	$312,828	$258,785
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Year ended December 31,
	2013	2012	2011
Customer A	16.2%	15.6%	13.1%
Customer B	*	10.0%	*
Customer C	*	*	10.8%
*These customers did not account for more than 10% of revenue.
Over 95% of the revenue from major customers noted above was from the Energy Chemical Technologies segment.
Note 18 — Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2013
Revenue	$78,243	$93,586	$98,388	$100,848	$371,065
Gross margin	32,630	37,594	37,502	39,801	147,527
Net income	7,765	8,440	8,968	11,005	36,178
Earnings per share (1):
Basic	$0.16	$0.17	$0.17	$0.21	$0.70
Diluted	$0.15	$0.16	$0.16	$0.20	$0.67

2012
Revenue	$79,195	$78,303	$78,628	$76,702	$312,828
Gross margin	33,451	33,025	33,843	31,300	131,619
Net income	3,606	13,178	9,806	23,201	49,791
Earnings per share (1):
Basic	$0.08	$0.27	$0.20	$0.48	$1.03
Diluted	$0.07	$0.25	$0.19	$0.44	$0.97
(1)    The sum of the quarterly earnings per share (basic and diluted) may not agree to the earnings per share for the year due to the timing of common stock issuances.
Note 19 — Subsequent Events

Acquisition of Eclipse IOR Services, LLC ("EOGA")

Effective January 1, 2014, the Company acquired 100% of the membership interests in EOGA, a leading Enhanced Oil Recovery ("EOR") design and injection firm, for $5.25 million and 94,354 shares of the Company's Common Stock. EOGA’s enhanced oil recovery processes and its use of polymers to improve the performance of EOR projects will be combined with the Company’s existing EOR products and services.

Exercise of Stock Warrants

On February 7, 2014, warrants were exercised to purchase 1,277,250 shares of the Company's common stock at $1.21 per share. The Company received cash proceeds of $1.5 million in connection with the warrants exercised. Following the exercise, the Company no longer had any outstanding warrants from its sale of preferred stock and warrants in August 2009 (see Note 14).

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

The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company's management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2013, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control-Integrated Framework.” Upon evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2013.

The Company acquired Florida Chemical Company, Inc. ("Florida Chemical") on May 10, 2013. The Company has excluded Florida Chemical from its assessment of internal control over financial reporting as permitted by guidance issued by the staff of the SEC for a recently acquired business. Florida Chemical represented approximately 37% and 14% of the Company’s consolidated total assets and consolidated revenue, respectively, as of and for the year ended December 31, 2013.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's system of internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information under the caption “Directors, Executive Officers and Corporate Governance,” will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.
Item 11. Executive Compensation.
Information under the caption “Executive Compensation,” will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information under the caption “Certain Relationships and Related Transactions, and Director Independence,” will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information under the caption “Principal Accountant Fees and Services,” will be contained in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days of year end, is incorporated herein by reference.

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

10.5	Form of Unit Purchase Agreement, dated August 11, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 12, 2009).
10.6	Employment Agreement, dated August 11, 2009, between the Company and Jesse Neyman (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 12, 2009).
10.7
Indenture, dated as of March 31, 2010, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 6, 2010).

10.8	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).
10.9	Form of Subscription Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-174199) filed on May 13, 2011).
10.10
Amendment to Employment Agreement, dated May 19, 2011, between the Company and Jesse E. Neyman (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.11
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Exhibit Title
10.12
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.13	Revolving Credit and Security Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011).
10.14	Guaranty dated September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011).
10.15	Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2011).
10.16	Intellectual Property Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 26, 2011).
10.17	Lien Subordination and Intercreditor Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 26, 2011).
10.18	Employment Agreement, dated November 30, 2011, between the Company and Kevin Fisher (incorporated by reference to Exhibit 10.69 to the Company's Form 10-K for the year ended December 31, 2011).
10.19
Third Amended and Restated Service Agreement, dated as of March 5, 2012, by and among the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 12, 2012).

10.20	Employment Agreement, dated June 1, 2012, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 21, 2012).
10.21	Retirement Agreement, dated September 12, 2012, by and between Jesse E. Neyman and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 18, 2012).
10.22	Second Amendment to Revolving Credit and Security Agreement dated as of November 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 14, 2012).
10.23	Third Amendment to Revolving Credit and Security Agreement dated as of December 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 17, 2012).
10.24	Fourth Amendment to Revolving Credit Security Agreement dated as of December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 28, 2012).
10.25	Resignation Agreement, dated January 25, 2013 between the Company and Johnna D. Kokenge (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 28, 2013).
10.26	Employment Agreement, dated effective March 13, 2013 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 15, 2013).
10.27	Restricted Stock Agreement, dated effective March 13, 2013 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 15, 2013).
10.28
Fourth Amended and Restated Service Agreement, dated as of April 1, 2013 between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 3, 2013).

10.29	Letter Agreement, dated as of April 1, 2013 between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 3, 2013).
10.30
Registration Rights Agreement dated May 10, 2013, by and among Flotek Industries, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 13, 2013).

10.31	Amended and Restated Revolving Credit, Term Loan and Security Agreement dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 13, 2013).
10.32
Amendment to Employment Agreement dated June 1, 2012 between the Company and Steven A. Reeves, effective June 23, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2013).

10.33
Amendment to Employment Agreement dated November 10, 2011 between the Company and Kevin Fisher, effective June 23, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2013).

10.34
First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 7, 2014).

Exhibit Number	Exhibit Title
21*	List of Subsidiaries.
23*	Consent of Hein & Associates LLP.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
101.DEF**	XBRL Definition Linkbase Document.
*    Filed herewith.
**  Furnished with this Form 10-K, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: February 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM	President, Chief Executive Officer and Chairman of the Board	February 10, 2014
John W. Chisholm	(Principal Executive Officer)
/s/ H. RICHARD WALTON	Chief Financial Officer	February 10, 2014
H. Richard Walton	(Principal Financial Officer and Principal Accounting Officer)
/s/ KENNETH T. HERN	Director	February 10, 2014
Kenneth T. Hern
/s/ JOHN S. REILAND	Director	February 10, 2014
John S. Reiland
/s/ L. MELVIN COOPER	Director	February 10, 2014
L. Melvin Cooper
/s/ L.V. "BUD" MCGUIRE	Director	February 10, 2014
L.V. “Bud” McGuire
/s/ CARLA S. HARDY	Director	February 10, 2014
Carla S. Hardy
/s/ TED D. BROWN	Director	February 10, 2014
Ted D. Brown