Form 10-Q
period 2014-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2014-04-28
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-13270

FLOTEK INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10603 W. Sam Houston Parkway N., Suite 300 Houston, TX	77064
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2014, there were 53,786,872 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,664	$2,730
Accounts receivable, net of allowance for doubtful accounts of $916 and $872 at March 31, 2014 and December 31, 2013, respectively	65,882	65,016
Inventories, net	72,009	63,132
Deferred tax assets, net	2,500	2,522
Other current assets	3,679	4,261
Total current assets	145,734	137,661
Property and equipment, net	81,677	79,114
Goodwill	71,583	66,271
Deferred tax assets, net	15,100	15,012
Other intangible assets, net	76,422	77,523
TOTAL ASSETS	$390,516	$375,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,356	$19,899
Accrued liabilities	9,574	12,778
Income taxes payable	6,384	3,361
Interest payable	99	111
Current portion of long-term debt	24,068	26,415
Total current liabilities	66,481	62,564
Long-term debt, less current portion	30,905	35,690
Deferred tax liabilities, net	27,351	27,575
Total liabilities	124,737	125,829
Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 60,230,719 shares issued and 53,719,558 shares outstanding at March 31, 2014; 58,265,911 shares issued and 51,804,078 shares outstanding at December 31, 2013	6	6
Additional paid-in capital	275,330	266,122
Accumulated other comprehensive income (loss)	(508)	(359)
Retained earnings (accumulated deficit)	11,177	(841)
Treasury stock, at cost; 5,589,167 and 5,394,178 shares at March 31, 2014 and December 31, 2013, respectively	(20,226)	(15,176)
Total stockholders’ equity	265,779	249,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,516	$375,581

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue	$102,575	$78,243
Cost of revenue	58,894	45,613
Gross margin	43,681	32,630
Expenses:
Selling, general and administrative	21,572	18,017
Depreciation and amortization	2,285	1,190
Research and development	1,026	875
Total expenses	24,883	20,082
Income from operations	18,798	12,548
Other income (expense):
Interest expense	(454)	(434)
Other income (expense), net	54	(112)
Total other income (expense)	(400)	(546)
Income before income taxes	18,398	12,002
Income tax expense	(6,380)	(4,237)
Net income	$12,018	$7,765

Earnings per common share:
Basic earnings per common share	$0.22	$0.16
Diluted earnings per common share	$0.22	$0.15
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	53,948	48,582
Weighted average common shares used in computing diluted earnings per common share	55,398	51,222

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2014	2013
Net income	$12,018	$7,765
Other comprehensive income (loss):
Foreign currency translation adjustment	(149)	(20)
Comprehensive income	$11,869	$7,745

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$12,018	$7,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,219	3,033
Amortization of deferred financing costs	106	12
Accretion of debt discount	—	55
Gain on sale of assets	(558)	(1,132)
Stock compensation expense	2,334	2,241
Deferred income tax (benefit) provision	(290)	301
Excess tax benefit related to share-based awards	(1,300)	(602)
Changes in current assets and liabilities:
Restricted cash	—	150
Accounts receivable, net	(525)	(3,908)
Inventories	(9,863)	341
Other current assets	885	1,814
Accounts payable	6,700	(2,369)
Accrued liabilities	(2,531)	161
Income taxes payable	4,322	161
Interest payable	(12)	(14)
Net cash provided by operating activities	15,505	8,009
Cash flows from investing activities:
Capital expenditures	(4,115)	(4,383)
Proceeds from sale of assets	832	1,388
Payments for acquisition, net of cash acquired	(5,286)	—
Purchase of patents and other intangible assets	(135)	—
Net cash used in investing activities	(8,704)	(2,995)
Cash flows from financing activities:
Repayments of indebtedness	(4,786)	(6,103)
Borrowings on revolving credit facility	96,750	10,000
Repayments on revolving credit facility	(99,097)	(9,244)
Debt issuance costs	(59)	—
Issuance costs of preferred stock and detachable warrants	—	(200)
Excess tax benefit related to share-based awards	1,300	602
Acquisition of treasury stock related to share-based awards	(4,045)	(2,658)
Proceeds from sale of common stock	231	150
Proceeds from exercise of stock options	443	7
Proceeds from exercise of stock warrants	1,545	—
Net cash used in financing activities	(7,718)	(7,446)
Effect of changes in exchange rates on cash and cash equivalents	(149)	(20)
Net decrease in cash and cash equivalents	(1,066)	(2,452)
Cash and cash equivalents at the beginning of period	2,730	2,700
Cash and cash equivalents at the end of period	$1,664	$248

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(Accumulated Deficit)	Total
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2013	58,266	$6	5,394	$(15,176)	$266,122	$(359)	$(841)	$249,752
Net income	—	—	—	—	—	—	12,018	12,018
Other comprehensive loss	—	—	—	—	—	(149)	—	(149)
Common stock issued under employee stock purchase plan	—	—	(8)	—	231	—	—	231
Common stock issued in payment of accrued liability	27	—	—	—	600	—	—	600
Stock warrants exercised	1,277	—	—	—	1,545	—	—	1,545
Stock options exercised	283	—	—	—	1,448	—	—	1,448
Stock surrendered for exercise of stock options	—	—	39	(1,005)	—	—	—	(1,005)
Restricted stock granted	284	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	2	—	—	—	—	—
Treasury stock acquired related to tax withholding for share-based awards	—	—	162	(4,045)	—	—	—	(4,045)
Excess tax benefit related to share-based awards	—	—	—	—	1,300	—	—	1,300
Stock compensation expense	—	—	—	—	2,334	—	—	2,334
Stock issued in EOGA acquisition	94	—	—	—	1,750	—	—	1,750
Balance, March 31, 2014	60,231	$6	5,589	$(20,226)	$275,330	$(508)	$11,177	$265,779

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven, global developer and supplier of drilling, completion and production technologies and related services. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013, the Company expanded its energy specialty chemical technologies and added consumer and industrial chemical technologies as a new segment and product line.
Flotek's strategic focus, and that of its diversified wholly-owned subsidiaries (collectively referred to as the “Company”), now includes energy-related chemical technologies, drilling technologies, production technologies (previously referred to as artificial lift technologies), and consumer and industrial chemical technologies. Within energy technologies, the Company provides oilfield specialty chemicals and logistics, down-hole drilling tools and production-related tools used in the energy and mining industries. Flotek's products and services enable customers to drill wells more efficiently, to realize increased production from both new and existing wells and to decrease future well operating costs. Major customers include leading oilfield service providers, pressure-pumping service companies, onshore and offshore drilling contractors, and major and independent oil and gas exploration and production companies. Within consumer and industrial chemical technologies, the Company provides products for the flavor and fragrance industry and the industrial chemical industry. Major customers include beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company is headquartered in Houston, Texas, with operating locations in Florida, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming, The Netherlands, and the Middle East. Flotek’s products are marketed both domestically and internationally, with international presence and/or representation in over 20 countries.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2014, the Company adopted the accounting guidance in Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance for reporting unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. Implementation of this standard did not have a material effect on the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions
On January 1, 2014, the Company acquired 100% of the membership interests in Eclipse IOR Services, LLC ("EOGA"), a leading Enhanced Oil Recovery ("EOR") design and injection firm, for $6.4 million in cash consideration and 94,354 shares of the Company's Common Stock. EOGA’s enhanced oil recovery processes and its use of polymers to improve the performance of EOR projects has been combined with the Company’s existing EOR products and services.
As discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical") on May 10, 2013 for a total purchase price of $106.4 million. Florida Chemical is one of the world's largest processors of citrus oils and a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. The acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. This expands the Company's business into consumer and industrial chemical technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
Note 4 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2014	2013
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisition of EOGA	$1,750	$—
Value of common stock issued in payment of accrued liability	600	—
Equipment acquired through capital leases	—	480
Exercise of stock options by common stock surrender	1,005	2,357
Supplemental cash payment information:
Interest paid	$360	$381
Income taxes paid	2,039	3,537
Note 5 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenue:
Products	$82,406	$56,330
Rentals	13,923	15,740
Services	6,246	6,173
	$102,575	$78,243
Cost of revenue:
Products	$47,732	$34,516
Rentals	6,513	6,517
Services	2,715	2,737
Depreciation	1,934	1,843
	$58,894	$45,613

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Inventories
Inventories are as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$28,816	$13,953
Work-in-process	2,576	1,904
Finished goods	43,214	50,019
Inventories	74,606	65,876
Less reserve for excess and obsolete inventory	(2,597)	(2,744)
Inventories, net	$72,009	$63,132
Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$5,175	$5,088
Buildings and leasehold improvements	32,711	32,269
Machinery, equipment and rental tools	75,470	71,073
Equipment in progress	4,592	4,601
Furniture and fixtures	2,350	2,400
Transportation equipment	6,441	6,340
Computer equipment and software	8,005	7,617
Property and equipment	134,744	129,388
Less accumulated depreciation	(53,067)	(50,274)
Property and equipment, net	$81,677	$79,114

Depreciation expense, including expense recorded in cost of revenue, totaled $3.0 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively.
Note 8 — Goodwill and Other Intangible Assets
In January 2014, in connection with the EOGA acquisition, the Company recognized $5.3 million of goodwill within the Energy Chemical Technologies reporting unit. There were no impairments of goodwill recognized during the three months ended March 31, 2014.
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	TeledriftTM	Total
Balance at December 31, 2013	$30,296	$20,642	$15,333	$66,271
Addition upon acquisition of EOGA	5,312	—	—	5,312
Balance at March 31, 2014	$35,608	$20,642	$15,333	$71,583
Finite lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite lived intangible assets acquired totaled $1.2 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of deferred financing costs was $0.1 million for the three months ended March 31, 2014 and was not significant for the three months ended March 31, 2013.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	March 31, 2014	December 31, 2013
Long-term debt:
Term loan	$41,048	$45,833
Borrowings under revolving credit facility	13,925	16,272
Total long-term debt	54,973	62,105
Less current portion of long-term debt	(24,068)	(26,415)
Long-term debt, less current portion	$30,905	$35,690
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
The Credit Facility includes a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid within 60 days of the fiscal year end. For the year ended December 31, 2013, the excess cash flow exceeded $3.0 million. Consequently, the Company paid $3.0 million on its term loan balance to PNC Bank on March 3, 2014. This amount is classified as current debt at December 31, 2013.
Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor.
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may borrow up to $75 million through May 10, 2013. This includes a sublimit of $10 million that may be used for letters of credit. The revolving credit facility is secured by substantially all the Company's domestic accounts receivable and inventory.
At March 31, 2014, eligible accounts receivable and inventory securing the revolving credit facility provided availability of approximately $74.8 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $60.9 million at March 31, 2014.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at March 31, 2014. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At March 31, 2014, $13.9 million was outstanding under the revolving credit facility borrowed as LIBOR loans at an interest rate of 1.65%.
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and subjective acceleration clause.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At March 31, 2014, $41.0 million was outstanding under the term loan, with less than $0.1 million borrowed as base rate loans at an interest rate of 4.50% and $41.0 million borrowed as LIBOR loans at an interest rate of 2.41%.
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
During 2011 and 2012, the Borrower returned shares 1,360,442 shares of the Company’s borrowed common stock. On January 22, 2013, the remaining 2,439,558 shares of the Company's common stock held by J.P. Morgan Markets Limited were returned to the Company. No consideration was paid by the Company for the return of the Borrowed Shares. The Share Lending Agreement has been terminated.
Shares that had been loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per share.
Note 10 — Earnings Per Share
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
In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3.8 million shares of the Company’s common stock (see Note 9). Contractual undertakings of the Borrower had the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Share Lending Agreement were contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per share. The Share Lending Agreement was terminated on January 22, 2013 upon the return of all Borrowed Shares to the Company.
On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash. Following this repurchase, the Company no longer has any outstanding convertible senior notes. For the three months ended March 31, 2013, the Company’s convertible notes were excluded from the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, for the three months ended March 31, 2013, approximately 0.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share.
Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Net income - Basic and Diluted	$12,018	$7,765

Weighted average common shares outstanding - Basic	53,948	48,582
Assumed conversions:
Incremental common shares from warrants	486	1,411
Incremental common shares from stock options	949	1,142
Incremental common shares from restricted stock units	15	87
Weighted average common shares outstanding - Diluted	55,398	51,222

Basic earnings per common share	$0.22	$0.16
Diluted earnings per common share	$0.22	$0.15

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at March 31, 2014 or December 31, 2013.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$41,048	$41,048	$45,833	$45,833
Borrowings under revolving credit facility	13,925	13,925	16,272	16,272

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the three months ended March 31, 2014 and 2013.
Liabilities Measured at Fair Value on a Recurring Basis
At March 31, 2014 and December 31, 2013, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1 or Level 2 fair value measurements during the three months ended March 31, 2014 and the year ended December 31, 2013. During the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers in or out of the Level 3 hierarchy.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.
A reconciliation of the effective tax rate to the U.S. federal statutory tax rate is as follows:

	Three months ended March 31,
	2014	2013
Federal statutory tax rate	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.6
Change in valuation allowance	—	(0.1)
Domestic production activities deduction	(2.7)	(2.4)
Other	0.1	0.2
Effective income tax rate	34.7%	35.3%
Fluctuations in effective tax rates were historically impacted by permanent tax differences with no associated income tax impact and existing deferred tax asset valuation allowances.
Deferred taxes are presented in the balance sheets as follows (in thousands):

	March 31, 2014	December 31, 2013
Current deferred tax assets	$2,500	$2,522
Non-current deferred tax assets	15,100	15,012
Non-current deferred tax liabilities	(27,351)	(27,575)
Net deferred tax assets (liabilities)	$(9,751)	$(10,041)
Note 13 — Convertible Preferred Stock and Stock Warrants
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
In February 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of Convertible Preferred Stock into shares of common stock at the prevailing conversion rate of 434.782 shares of common stock for each share of preferred stock. Currently, the Company has no issued or outstanding shares of preferred stock.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

price adjustment provisions, the warrants were re-priced as a result of a payment of a portion of the initial and deferred commitment fees related to the Company’s term loan with common stock on March 31, 2010 and September 30, 2010.
Due to the anti-dilution price adjustment provisions established at the issuance date, the warrants were deemed to be a liability and were recorded at fair value at the date of issuance. The warrant liability was adjusted to fair value at the end of each reporting period through the statement of operations during the period the anti-dilution price adjustment provisions were in effect. On June 14, 2012, contractual provisions within the Company’s Exercisable and Contingent Warrant agreements were modified to eliminate the anti-dilution price adjustment provisions of the warrants and remove the cash settlement provisions in the event of a change of control. The amended warrants then qualified to be classified as equity. Accordingly, the Company revalued the warrants as of June 14, 2012, the date of contractual amendment. The change in fair value of the warrant liability compared to the fair value on December 31, 2011, $2.6 million, was recognized in income during 2012. The revalued warrant liability of $14.0 million was reclassified to additional-paid-in-capital on June 14, 2012. There were no longer fair value adjustments because the warrants continued to meet the criteria for equity classification.
The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrant liability for each reporting period. On June 14, 2012, the date the warrants were amended, inputs into the fair value calculation included the actual remaining term of the warrants, a volatility rate of 58.1%, a risk-free rate of return of 0.36%, and an assumed dividend rate of zero.

On February 7, 2014, warrants were exercised to purchase 1,277,250 shares of the Company's common stock at $1.21 per share. The Company received cash proceeds of $1.5 million in connection with the warrants exercised. Following the exercise, the Company no longer had any outstanding warrants from its sale of preferred stock and warrants in August 2009.
Note 14 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. With its acquisition of Florida Chemical Company, Inc. on May 10, 2013, the Company added operations in a new segment, Consumer and Industrial Chemical Technologies. The operations of the Company are now categorized into four reportable segments: Energy Chemical Technologies, Consumer and Industrial Chemical Technologies, Drilling Technologies and Production Technologies.

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

•
Production Technologies assembles and markets production-related equipment, including the Petrovalve™ product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas, oil and coal bed methane production activities.

The Company evaluates performance based upon a variety of criteria. The primary financial measure is segment operating income. Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income taxes, are not allocated to reportable segments.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2014
Net revenue from external customers	$62,377	$13,030	$24,901	$2,267	$—	$102,575
Gross margin	29,220	4,033	9,788	640	—	43,681
Income (loss) from operations	21,623	2,335	3,317	(79)	(8,398)	18,798
Depreciation and amortization	1,067	433	2,437	70	212	4,219
Total assets	137,638	93,217	136,141	14,864	8,656	390,516
Capital expenditures	1,386	14	3,296	61	233	4,990

2013
Net revenue from external customers	$44,650	$—	$28,914	$4,679	$—	$78,243
Gross margin	19,113	—	11,346	2,171	—	32,630
Income (loss) from operations	14,324	—	5,419	1,613	(8,808)	12,548
Depreciation and amortization	460	—	2,362	61	150	3,033
Total assets	59,301	—	120,015	12,280	26,887	218,483
Capital expenditures	1,025	—	861	997	1,500	4,383
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2014	2013
U.S.	$87,331	$66,023
Other countries	15,244	12,220
Total	$102,575	$78,243
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
One customer accounted for 15.4% and 17.5% of consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. Over 98% of the revenue from this customer was in the Energy Chemical Technologies segment.
Note 15 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Representation Agreements
In February 2011, the Company entered into two separate representation agreements with Basin Supply Corporation (“Basin Supply”), a multinational, energy industry-focused supply chain management company, to market certain of the Company’s specialty chemicals and down-hole drilling products and services within various international markets, including the Middle East, Africa, Latin America and the former Soviet Union. Both agreements are effective through December 31, 2015. Under each agreement, Basin Supply is eligible to receive warrants to purchase Flotek common stock (at an exercise price of 125% of the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

price of Flotek's common stock on the grant date) upon exceeding contractually defined annual base and “stretch” sales targets. The number of warrants that could be issued under the terms of each of the agreements is 100,000 during 2014.
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
Note 16 — Subsequent Event

Acquisition of SiteLark, LLC ("SiteLark")

Effective April 1, 2014, the Company acquired 100% of the membership interests in SiteLark for $0.4 million and 5,327 shares of the Company's common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A - “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (the “SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”). Phrases such as “Company,” “we,” “our” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
Executive Summary
Flotek is a global diversified, technology-driven company that develops and supplies oilfield products, services and equipment to the oil, gas and mining industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in the consumer and industrial markets.

The Company’s oilfield businesses include specialty chemicals and logistics, down-hole drilling tools and production-related tools. Flotek’s technologies enable customers to drill wells more efficiently, increase well production and decrease well operating costs. The Company also provides automated bulk material handling, loading facilities and blending capabilities. Through its acquisition of Florida Chemical in May 2013, the Company sources citrus oil domestically and internationally and is one of the largest processors of citrus oil in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemicals for use in numerous industries around the world, specifically the oil and gas (“O&G”) industry. The Company has combined the research efforts of the newly acquired business with its previously existing research and development ("R&D") effort to strengthen its focus on developing environmentally responsible products for the oil and gas industry and other markets.
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

The operations of the Company are categorized into four reportable segments: Energy Chemical Technologies, Consumer and Industrial Chemical Technologies, Drilling Technologies and Production Technologies (previously referred to as Artificial Lift Technologies).

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

•
Production Technologies assembles and markets production-related equipment, including the Petrovalve product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas, oil and coal bed methane production activities.

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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.

Historical North American drilling activity is reflected in “TABLE A” below:
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies, and

•	Chemistries that are economically viable, socially responsible and ecologically sound.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks, and

•	Health and condition of citrus trees (e.g., disease and pests).
Governmental actions may restrict the future use of hazardous chemicals, including but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A
	Three months ended March 31,
	2014	2013	% Change
North American Average Active Drilling Rigs
U.S.	1,779	1,758	1.2%
Canada	525	531	(1.1)%
Total Average North American Drilling Rigs	2,304	2,289	0.7%
U.S. Average Active Drilling Rigs by Type
Vertical	387	440	(12.0)%
Horizontal	1,182	1,127	4.9%
Directional	210	191	9.9%
Total Average U.S. Drilling Rigs by Type	1,779	1,758	1.2%
Oil vs. Natural Gas Average North American Drilling Rigs
Oil	1,766	1,724	2.4%
Natural Gas	538	565	(4.8)%
Total North America	2,304	2,289	0.7%
U.S. Average Wells Drilled per Quarter per Rig	5.14	5.00	2.8%
Source: Rig and well counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity. Average wells drilled per quarter per rig is the number of wells drilled in the reporting period divided by the average weekly rig count. Current quarter well count data from Baker Hughes, Inc. is preliminary and is subject to revision.

During the three months ended March 31, 2014, total North American active drilling rig count saw an increase when compared to the comparable period of 2013, primarily in oil drilling rigs. Overall U.S. rig activity increased 1.2% for the three months ended March 31, 2014 compared to the same period in 2013 and the number of wells drilled per rig per quarter increased 2.8% for the three months ending March 31, 2014 to 5.14 compared to 5.00 for the same period in 2013 as improvements in drilling technologies continue to allow rigs to become more efficient.
U.S. drilling rigs by type continued to show a shift toward directional and horizontal wells and way from vertical wells. Average North American oil drilling rig activity increased by 2.4% for the three months ended March 31, 2014 when compared to the same period of 2013. North American natural gas drilling rigs have decreased by 4.8% for the three months ended March 31, 2014 compared to the same period of 2013.
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
The Company is expanding its Energy Chemical Technologies and Drilling Technologies businesses by expanding its production capacity, developing innovative new products and pursuing and developing new market opportunities. The Company is also restructuring its Production Technologies segment to focus on unconventional oil markets. As a result of this restructuring and market shift, the Company plans to increase capital and operational spending in this segment.
Capital expenditures, exclusive of acquisitions, totaled $5.0 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively. The Company continues to pursue selected strategic acquisitions and relationships, both domestically and internationally when opportunities arise.

•
In November 2013, the Company signed a shareholder agreement with Tasneea Oil and Gas Technologies, LLC (“Tasneea”) an Omani Limited Liability Company, to form Omani based Flotek Gulf, LLC (“Flotek Gulf”) and Flotek Gulf Research, LLC (“Flotek Gulf Research”). Upon official approval by the Omani government, Flotek and Tasneea will begin the transfer of assets into Flotek Gulf and Flotek Gulf Research. Flotek Gulf and Flotek Gulf Research will develop and market specialty chemistries for the oil and gas industry throughout the Middle East and North Africa. During 2014 Flotek Gulf expects to construct a manufacturing facility designed to produce Flotek's patented and proprietary products for distribution throughout the region.

•
Effective January 1, 2014, the Company acquired Eclipse IOR Services, LLC (“EOGA”), a leading enhanced oil recovery (EOR) design and injection firm. EOGA’s expertise in enhanced oil recovery processes and the use of polymers to improve the performance of EOR projects will be combined with the Company’s existing EOR products and services. The combined product and service offerings will be well positioned to serve the growing market for EOR products and services.

•
Effective April 1, 2014, the Company acquired 100% of the membership interests in SiteLark for $0.4 million and 5327 shares of the Company's common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.

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

The outlook for the Company’s consumer and industrial chemistries will be driven by availability and demand for citrus oils and other bio-based raw materials. Current inventory and crop expectations for 2014 are sufficient to meet the Company’s needs to supply its flavor and fragrance business as well as the industrial markets. However, market price volatility will likely result in revenue and margin fluctuations from quarter to quarter.

The Company works to maintain a portfolio of products which are adaptable to meet our customers’ demands for customized products for the various drilling and producing environments in which they operate. The Company's commitment to R&D permits the Company to remain responsive to increased demand and continued growth. The Company remains committed to continued development of its product technologies and believes the new growth of its business through the acquisition of Florida Chemical will strategically advance its existing assets and technologies to better serve its customers' needs. The Company believes that it is well-positioned to respond to increased demand for the Company's suite of hydrocarbon stimulation and completion products, particularly the Company's patented Complex nano-Fluid™ Chemistries. In addition, the Company anticipates continued strong demand for its Teledrift Pro-series tool product lines and its recently introduced Stemulator™ tool.
Changes to global geo-political and economic events could have an impact, either positive or negative, on the Company’s business. In the event of significant adverse changes to the demand for O&G production, the market conditions affecting the Company could change quickly and materially. Should such adverse changes to market conditions occur, management believes the Company has adequate liquidity to withstand the impact of such changes. In addition, management believes the Company is well-positioned to take advantage of significant increases in demand for its products should market conditions improve in the near term.
The Company expects that competition for contracts and margins will remain intense in the future but believes that product innovation and service improvements will enable the Company to realize market share gains in 2014.

Consolidated Results of Operations (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$102,575	$78,243
Cost of revenue	58,894	45,613
Gross margin	43,681	32,630
Gross margin %	42.6%	41.7%
Selling, general and administrative costs	21,572	18,017
Selling, general and administrative costs %	21.0%	23.0%
Depreciation and amortization	2,285	1,190
Research and development	1,026	875
Income from operations	18,798	12,548
Income from operations %	18.3%	16.0%
Interest and other expense, net	(400)	(546)
Income before income taxes	18,398	12,002
Income tax expense	(6,380)	(4,237)
Net income	$12,018	$7,765
Net income %	11.7%	9.9%

Consolidated Results of Operations: Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Consolidated revenue for the three months ended March 31, 2014 increased $24.3 million, or 31.1%, relative to the comparable period of 2013. The increase in revenue was primarily due to the acquisition of Florida Chemical and EOGA, contributing incremental revenue of $16.8 million during the quarter. Excluding the impact of acquisitions, revenue for the quarter ended March 31, 2014, increased by $7.5 million, or 9.6%. Revenue increases in the Energy Chemical Technologies segment were partially offset by revenue declines in the Drilling Technologies and Production Technologies segments.
Consolidated gross margin for the three months ended March 31, 2014 increased $11.1 million, or 33.9%, relative to the comparable period of 2013. The increase in gross margin was primarily due to the increase in revenue. Gross margin percentage increased to 42.6% in the first quarter of 2014 from 41.7% in the same period of 2013. The increase in gross margin percentage was primarily attributable to proportionately higher sales of proprietary products in the Energy Chemical Technologies segment and supply chain benefits from the Florida Chemical acquisition, partially offset by the change in portfolio mix resulting from the inclusion of Florida Chemical in the consolidated results for the three months ended March 31, 2014.
Selling, general and administrative expenses (“SG&A”) are not directly attributable to products sold or services provided. SG&A for the three months ended March 31, 2014 increased by $3.6 million, or 19.7%, compared to the same period of 2013. Excluding the incremental SG&A costs of acquired companies, SG&A costs increased $1.2 million, or 6.9%, compared to the same period of 2013. SG&A costs as a percentage of revenue declined from 23.0% to 21.0% in the three months ended March 31, 2014 compared to the same period of 2013 as revenues grew faster than SG&A costs.
Depreciation and amortization expense for the three months ended March 31, 2014 increased by $1.1 million, or 92.0%, relative to the comparable period of 2013, primarily due to incremental depreciation and amortization of $0.7 million for assets recognized as part of the acquisition of Florida Chemical in 2013.
Research and Development expense increased $0.2 million, or 17.3%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in R&D is primarily attributable to new product development and Flotek's commitment to remaining responsive to increased demand and continued growth of our existing product lines.
Interest and other expense for the three months ended March 31, 2014 was essentially flat relative to the comparable period of 2013.

The Company recorded an income tax provision of $6.4 million, yielding an effective tax rate of 34.7% for the three months ended March 31, 2014, compared to an income tax provision of $4.2 million reflecting an effective tax rate of 35.3% for the comparable period in 2013.
Results by Segment

Energy Chemical Technologies (dollars in thousands)
	Three months ended March 31,
	2014	2013
Revenue	$62,377	$44,650
Gross margin	29,220	19,113
Gross margin %	46.8%	42.8%
Income from operations	21,623	14,324
Income from operations %	34.7%	32.1%
Energy Chemical Technologies Results of Operations: Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Energy Chemical Technologies revenue for the three months ended March 31, 2014 increased $17.7 million, or 39.7%, relative to the comparable period of 2013. Excluding the incremental revenue impact of $3.8 million related to acquisitions, revenue increased $13.9 million, or 31.0%, for the quarter ended March 31, 2014 compared to the same period of 2013. Increased sales of stimulation chemical additives accounted for the majority of the revenue increase for the quarter ended March 31, 2014 relative to the comparable period of 2013.
Energy Chemical Technologies’ gross margin increased $10.1 million, or 52.9% for the three months ended March 31, 2014. The increase in gross margin for the first quarter was primarily due to the increase in product sales revenue. The increase in gross margin percentage for the three months ended March 31, 2014 was primarily attributable to product portfolio mix resulting from proportionately higher sales of patented and proprietary products and the supply chain benefits of the Florida Chemical acquisition.
Income from operations for the Energy Chemical Technologies segment increased $7.3 million, or 51.0%, for the three months ended March 31, 2014. The quarterly increase in income from operations is primarily attributable to the increase in revenue over the periods, partially offset by an increase in headcount, travel and insurance costs incurred in pursuit of growth opportunities. The increase in income from operations percentage of revenue in the quarter comparison is primarily due to increases in gross margin percentages resulting from product portfolio mix.

Consumer and Industrial Chemical Technologies (dollars in thousands)
	Three months ended March 31,
	2014	2013
Revenue	$13,030	$—
Gross margin	4,033	—
Gross margin %	31.0%	—%
Income from operations	2,335	—
Income from operations %	17.9%	—%

CICT Results of Operations: Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The CICT segment was formed in the second quarter of 2013 with the acquisition of Florida Chemical. For the three months ended March 31, 2014 the segment contributed revenue of $13.0 million. CICT revenue is primarily driven by demand for d-Limonene and other bio-based chemistries as well as from citrus isolates produced for the flavor and fragrance industry. Revenue for CICT is subject to market seasonality and availability of raw materials.

CICT gross margin for the three months ended March 31, 2014 contributed $4.0 million. Gross margin for the quarter was favorably impacted by proportionally higher sales of high margin flavor and fragrance isolates.
Income from operations for the three months ended March 31, 2014 contributed $2.3 million to the company's consolidated income from operations.

Drilling Technologies (dollars in thousands)
	Three months ended March 31,
	2014	2013
Revenue	$24,901	$28,914
Gross margin	9,788	11,346
Gross margin %	39.3%	39.2%
Income from operations	3,317	5,419
Income from operations %	13.3%	18.7%
Drilling Technologies Results of Operations: Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Drilling Technologies revenue for the three months ended March 31, 2014 decreased $4.0 million, or 13.9%, relative to the same period in 2013. Revenue declines can be primarily attributed to a decline in oilfield and mining product sales along with rental revenue declines for actuated tool rentals and Teledrift® tools.

•
Product revenue for the first quarter of 2014 compared to the same quarter of 2013 decreased by $2.2 million, or 22.4%, due to decreased sales of centralizers and float equipment in the oilfield services market and drill pipe in the mining industry.

•
Rental revenue for the first quarter of 2014 decreased $1.9 million, or 11.9% in relation to the first quarter of 2013. Actuated tool rental revenue (motors, jars and shocks) declined by $1.2 million or 25.6% in 2014 due to increased competition, competitive pricing pressure, and strategic selection of higher margin rental jobs for these tools. Teledrift® tool rentals decreased by $0.8 million due to declines domestically in the Mid-Continent and Southern regions from seasonal weather, transient employment and logistics issues, and declines internationally in Argentina. The domestic regions regained momentum in the later part of the first quarter of 2014 and are continuing to accelerate. Partially offsetting these decreases was an increase of $0.6 million in Stemulator™ extended reach tool revenue year over year with March of 2014 showing the strongest revenue yet for the product line.

•
Service revenue for the three months ended March 31, 2014 was relatively flat as compared to the same period of 2013. Service revenue remains stable for Drilling Technologies as the segment maintains complimentary oilfield services and continues to add additional services along with increased service pricing.

Drilling Technologies gross margin for the three months ended March 31, 2014 decreased by $1.6 million, or 13.7%, over the comparable period of 2013, but remained relatively flat as a percentage of revenue. Gross margin declined due to decreased revenue, partially offset by an increase in gross margin percentage due to direct cost control including lower employee, supplies, and travel expenses in the first quarter of 2014.
Drilling Technologies income from operations for the quarter ended March 31, 2014 decreased by $2.1 million, or 38.8%, over the same period in 2013 primarily due to decreased sales volume.

Production Technologies (dollars in thousands)
	Three months ended March 31,
	2014	2013
Revenue	$2,267	$4,679
Gross margin	640	2,171
Gross margin %	28.2%	46.4%
Income from operations	(79)	1,613
Income from operations %	(3.5)%	34.5%
Production Technologies Results of Operations: Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Production Technologies (previously referred to as Artificial Lift Technologies) revenue has historically been derived primarily from coal bed methane (“CBM”) drilling activity, and was highly impacted by the price of natural gas. The segment is now shifting focus to the unconventional oil markets and the related equipment sales and service. Revenue for the Production Technologies segment for the quarter ended March 31, 2014 decreased by $2.4 million, or 51.5% from the same quarter in 2013. International valve sales decreased year over year due to a contract fulfilled in the first quarter of 2013. Electrical submersible pump sales have also decreased as a result of continued declines in CBM activity. These decreases were partially offset by increases in revenue with linear lift systems and rod valve sales in the Powder River and Williston Basins unconventional oil markets.
Production Technologies gross margin decreased by $1.5 million, or 70.5%, for the three months ended March 31, 2014 compared to the same period in 2013. Decreased sales volume coupled with the higher margin revenue from the 2013 international valve sales led to the decreased gross margin for the quarter.
Income from operations for the quarter ended March 31, 2014 decreased by $1.7 million, or 104.9%, compared to the same period in 2013 primarily due to the volume and margin changes and increases in SG&A costs due to employment related expenses as the segment continues to refocus and reposition in the market.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 of "Notes to Unaudited Consolidated Financial Statements" and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates.
As part of the acquisition process the Company reaffirmed policies and estimates surrounding business combination in accordance with accounting principles generally accepted in the United States of America (“GAAP”), specifically, utilizing the guidance of Accounting Standards Codification ("ASC") Topic 805, formerly Statement of Financial Accounting Standards ("SFAS") No.

141R, as amended by FSP SAFAS No. 141(R)-1 which became effective on January 1, 2009. ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the identifiable assets acquired and liabilities assumed at fair value at the acquisition date at their estimated fair values on the acquisition date, to recognize and measure pre-acquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition relates costs. Though the Company has implemented business combination accounting guidance, there have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2014.
Application of New Accounting Standards
Effective January 1, 2014, the Company adopted the accounting guidance in ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,"which updated the guidance in ASC Topic 740, Income Taxes. The amendments in ASU 2013-11 provide guidance for the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. Implementation of this standard did not have a material effect on the consolidated financial statement.
Capital Resources and Liquidity
Overview
Ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first half of 2014, the Company funded capital requirements primarily with operating cash flows.
The Company's primary source of debt financing is its Revolving Credit Facility with PNC Bank. This credit facility contains provisions for revolving debt of up to $75.0 million, based on a borrowing base supported by accounts receivable and inventory, and a term loan of $50.0 million. As of March 31, 2014, the Company had $13.9 million in outstanding borrowings under the revolving debt portion of the credit facility and $41.0 million outstanding under the term loan. At March 31, 2014, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Part I, Item 1 — "Financial Statements" in Note 9 of "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report.
Cash and cash equivalents totaled $1.7 million at March 31, 2014. During the first three months of 2014, the Company generated $15.5 million of cash inflows from operations, net of $1.0 million expended in working capital. The Company used $8.7 million of net cash in investing activities, including $4.1 million for capital expenditures, $5.3 million, net of cash acquired, for the purchase of EOGA, partially offset by proceeds of $0.8 million from the sale of assets. Net cash used in financing activities totaled $7.7 million. The Company repaid net draws and term loans on the amended Credit Facility of $2.3 million and $4.8 million, respectively. Additionally, the Company paid $4.0 million in purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$15,505	$8,009
Net cash used in investing activities	(8,704)	(2,995)
Net cash provided by financing activities	(7,718)	(7,446)
Effect of changes in exchange rates on cash and cash equivalents	(149)	(20)
Net decrease in cash and cash equivalents	$(1,066)	$(2,452)
Operating Activities
Net cash provided by operating activities was $15.5 million and $8.0 million during the three months ended March 31, 2014 and 2013, respectively. Consolidated net income for the three months ended March 31, 2014 totaled $12.0 million, compared to consolidated net income of $7.8 million for the three months ended March 31, 2013.

During the three months ended March 31, 2014, net non-cash contributions to net income totaled $4.5 million. Contributory non-cash items consisted of $4.2 million for depreciation and amortization and $2.3 million for stock-based compensation expense. Non-cash reductions to net income included $0.6 million for net gains on asset disposals, $1.3 million for recognized incremental tax benefits related to the Company's share based awards and $0.3 million for net increases in deferred income taxes.
During the three months ended March 31, 2013, net non-cash contributions to net income totaled $3.9 million, primarily consisting of $2.2 million for stock compensation expense, $3.0 million for asset depreciation and amortization and $0.3 million for deferred income taxes, partially offset by $1.1 million for net gain on sale of assets and $0.6 million recognized incremental tax benefits related to the Company’s share based awards.
During the three months ended March 31, 2014, net working capital was reduced by $1.0 million. Working capital was used to decrease accrued liabilities by $2.5 million, increase inventory by $9.9 million and increase accounts receivable by $0.5 million. Offsetting the reductions to working capital were increased income taxes payable of $4.3 million, increased accounts payable of $6.7 million and decreased other current assets of $0.9 million.
During the three months ended March 31, 2013, net working capital was reduced by $3.7 million . Working capital was primarily used to increase accounts receivable by $3.9 million and decrease accounts payable by $2.4 million, partially offset by decreases in other current assets of $1.8 million, decreases in inventories of $0.3 million, increases in accrued liabilities of $0.2 million and increases in income taxes payable of $0.2 million.
Investing Activities
Net cash used in investing activities was $8.7 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively. The change in investing activities during the three months ended March 31, 2014 was largely due to net cash paid for EOGA of $5.3 million. Capital expenditures of $4.1 million and $4.4 million were incurred for the three months ended March 31, 2014 and 2013, respectively. Cash flows used in investing activities during the three months ended March 31, 2014 and 2013 were partially offset by $0.8 million and $1.4 million of proceeds received from the sale of fixed assets, respectively.
Financing Activities
Net cash used by financing activities was $7.7 million for the three months ended March 31, 2014. Cash used by financing activities was primarily due to $7.1 million for the repayments of debt, net of borrowings, purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards of $4.0 million and debt issuance costs of $0.1 million. Cash used by financing activities was partially offset by proceeds from the exercise of stock warrants of $1.5 million, proceeds from the excess tax benefit related to stock-based compensation of $1.3 million, proceeds from the sale of common stock of $0.2 million and proceeds from the exercise of stock options of $0.4 million.
During the three months ended March 31, 2013, financing activities used net cash of $7.4 million. Financing activities included $5.3 million for repayments of debt, net of borrowings, and purchases of treasury stock of $2.7 million, partially offset by the excess tax benefit related to stock-based compensation of $0.6 million.
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

Material contractual obligations consist of repayment of amounts borrowed on the Company's Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at March 31, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$41,048	$10,143	$20,286	$10,619	$—
Interest expense on term loan (1)	4,781	1,476	2,436	869	—
Borrowings under revolving credit facility (2)	13,925	13,925	—	—	—
Operating lease obligations	9,124	1,629	2,590	1,654	3,251
Total	$68,878	$27,173	$25,312	$13,142	$3,251
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from March 31, 2014 rates.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 2.41% at March 31, 2014.
Item  3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates and, to a limited extent, commodity prices and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2014, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's system of internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Item  1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of the Company's equity securities during the three months ended March 31, 2014 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2014 to January 31, 2014	698	$19.68	—	$25,000,000
February 1, 2014 to February 28, 2014	79,115	$19.04	—	$25,000,000
March 1, 2014 to March 31, 2014	121,331	$24.95	—	$25,000,000
Total	201,144	$22.61	—
(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, and (b) to satisfy payments required for common stock upon the exercise of stock options.
(2) In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2014, the Company has not repurchased any of its common stock and $25 million may yet be used to purchase shares.
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

4.3
Form of Warrant to Purchase Common Stock of the Company, dated August 31, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (File No. 333-129308) filed on October 28, 2005).

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
10.1
Amendment to Amended and Restated Warrant to Purchase Common Stock, dated as of February 5, 2014 between the Company and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 11, 2014).

10.2		Employment Agreement, dated effective February 5, 2014 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 11, 2014).
10.3
Restricted Stock Agreement, dated effective February 5, 2014 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 11, 2014).

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
Date: April 28, 2014

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer
Date: April 28, 2014