Form 10-Q
period 2014-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2014-08-06
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 53,921,233 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,226	$2,730
Accounts receivable, net of allowance for doubtful accounts of $795 and $872 at June 30, 2014 and December 31, 2013, respectively	65,906	65,016
Inventories, net	82,231	63,132
Deferred tax assets, net	2,578	2,522
Other current assets	9,989	4,261
Total current assets	162,930	137,661
Property and equipment, net	82,392	79,114
Goodwill	72,150	66,271
Deferred tax assets, net	15,050	15,012
Other intangible assets, net	75,699	77,523
TOTAL ASSETS	$408,221	$375,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,775	$19,899
Accrued liabilities	11,690	12,778
Income taxes payable	1,528	3,361
Interest payable	89	111
Current portion of long-term debt	24,939	26,415
Total current liabilities	69,021	62,564
Long-term debt, less current portion	31,970	35,690
Deferred tax liabilities, net	27,223	27,575
Total liabilities	128,214	125,829
Commitments and contingencies
Stockholders’ equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 60,472,611 shares issued and 53,917,842 shares outstanding at June 30, 2014; 58,265,911 shares issued and 51,804,078 shares outstanding at December 31, 2013	6	6
Additional paid-in capital	280,256	266,122
Accumulated other comprehensive income (loss)	(330)	(359)
Retained earnings (accumulated deficit)	22,217	(841)
Treasury stock, at cost; 5,673,748 and 5,394,178 shares at June 30, 2014 and December 31, 2013, respectively	(22,142)	(15,176)
Total stockholders’ equity	280,007	249,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,221	$375,581

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$105,318	$93,586	$207,893	$171,829
Cost of revenue	63,008	55,992	121,903	101,605
Gross margin	42,310	37,594	85,990	70,224
Expenses:
Selling, general and administrative	20,854	21,081	42,426	39,098
Depreciation and amortization	2,501	2,003	4,785	3,193
Research and development	1,280	979	2,306	1,854
Total expenses	24,635	24,063	49,517	44,145
Income from operations	17,675	13,531	36,473	26,079
Other income (expense):
Interest expense	(381)	(531)	(836)	(965)
Other income (expense), net	(272)	170	(218)	58
Total other income (expense)	(653)	(361)	(1,054)	(907)
Income before income taxes	17,022	13,170	35,419	25,172
Income tax expense	(5,981)	(4,730)	(12,361)	(8,967)
Net income	$11,041	$8,440	$23,058	$16,205

Earnings per common share:
Basic earnings per common share	$0.20	$0.17	$0.42	$0.33
Diluted earnings per common share	$0.20	$0.16	$0.42	$0.31
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	54,645	51,086	54,299	49,841
Weighted average common shares used in computing diluted earnings per common share	55,533	53,713	55,473	52,445

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$11,041	$8,440	$23,058	$16,205
Other comprehensive income (loss):
Foreign currency translation adjustment	178	(137)	29	(157)
Unrealized gain on investments available for sale	—	13	—	13
Comprehensive income	$11,219	$8,316	$23,087	$16,061

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$23,058	$16,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,814	6,923
Amortization of deferred financing costs	148	12
Accretion of debt discount	—	55
Gain on sale of assets	(1,389)	(2,568)
Stock compensation expense	4,756	5,820
Deferred income tax benefit	(446)	(422)
Excess tax benefit related to share-based awards	(3,373)	(432)
Changes in current assets and liabilities:
Restricted cash	—	150
Accounts receivable, net	(549)	(2,540)
Inventories	(18,828)	(5,970)
Other current assets	(5,323)	2,045
Accounts payable	10,737	(8,293)
Accrued liabilities	(683)	1,043
Income taxes payable	1,540	(638)
Interest payable	(22)	93
Net cash provided by operating activities	18,440	11,483
Cash flows from investing activities:
Capital expenditures	(9,245)	(9,119)
Proceeds from sale of assets	1,982	3,026
Payments for acquisition, net of cash acquired	(5,704)	(53,396)
Purchase of patents and other intangible assets	(595)	—
Net cash used in investing activities	(13,562)	(59,489)
Cash flows from financing activities:
Repayments of indebtedness	(6,720)	(7,649)
Proceeds of borrowings	—	26,190
Borrowings on revolving credit facility	204,750	153,571
Repayments on revolving credit facility	(203,226)	(116,014)
Debt issuance costs	(127)	(991)
Issuance costs of preferred stock and detachable warrants	—	(200)
Excess tax benefit related to share-based awards	3,373	432
Acquisition of treasury stock related to share-based awards	(5,961)	(4,859)
Proceeds from sale of common stock	505	352
Proceeds from exercise of stock options	450	128
Proceeds from exercise of stock warrants	1,545	6
Net cash (used in) provided by financing activities	(5,411)	50,966
Effect of changes in exchange rates on cash and cash equivalents	29	(157)
Net (decrease) increase in cash and cash equivalents	(504)	2,803
Cash and cash equivalents at the beginning of period	2,730	2,700
Cash and cash equivalents at the end of period	$2,226	$5,503

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(Accumulated Deficit)	Total
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2013	58,266	$6	5,394	$(15,176)	$266,122	$(359)	$(841)	$249,752
Net income	—	—	—	—	—	—	23,058	23,058
Other comprehensive income	—	—	—	—	—	29	—	29
Common stock issued under employee stock purchase plan	—	—	(17)	—	505	—	—	505
Common stock issued in payment of accrued liability	27	—	—	—	600	—	—	600
Stock warrants exercised	1,277	—	—	—	1,545	—	—	1,545
Stock options exercised	289	—	—	—	1,455	—	—	1,455
Stock surrendered for exercise of stock options	—	—	39	(1,005)	—	—	—	(1,005)
Restricted stock granted	515	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	28	—	—	—	—	—
Treasury stock acquired related to tax withholding for share-based awards	—	—	230	(5,961)	—	—	—	(5,961)
Excess tax benefit related to share-based awards	—	—	—	—	3,373	—	—	3,373
Stock compensation expense	—	—	—	—	4,756	—	—	4,756
Stock issued in EOGA acquisition	94	—	—	—	1,750	—	—	1,750
Stock issued in SiteLark acquisition	5	—	—	—	150	—	—	150
Balance, June 30, 2014	60,473	$6	5,674	$(22,142)	$280,256	$(330)	$22,217	$280,007

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven supplier of energy chemicals and consumer and industrial chemicals and is a global developer and supplier of drilling, completion and production technologies and related services.
Flotek's strategic focus, and that of its diversified wholly-owned subsidiaries (collectively referred to as the “Company”), includes energy-related chemical technologies, drilling technologies, production technologies (previously referred to as artificial lift technologies), and consumer and industrial chemical technologies. Within energy technologies, the Company provides oilfield specialty chemicals and logistics, down-hole drilling tools and production-related tools used in the energy and mining industries. Flotek's products and services enable customers to drill wells more efficiently, to realize increased production from both new and existing wells and to decrease future well operating costs. Major customers include leading oilfield service providers, pressure-pumping service companies, onshore and offshore drilling contractors, and major and independent oil and gas exploration and production companies. Within consumer and industrial chemical technologies, the Company provides products for the flavor and fragrance industry and the industrial chemical industry. Major customers include food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company is headquartered in Houston, Texas, with operating locations in Florida, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming, the Netherlands, and the Middle East. Flotek’s products are marketed both domestically and internationally, with international presence and/or representation in over 20 countries.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
(a) Application of New Accounting Standards
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) New Accounting Requirements and Disclosures
In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The ASU will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) of components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on the consolidated financial statements.
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
On April 1, 2014, the Company acquired 100% of the membership interests in SiteLark, LLC ("SiteLark") for $0.4 million and 5,327 shares of the Company's common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.
As discussed in more detail in the Company's Annual Report, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical") on May 10, 2013 for a total purchase price of $106.4 million. Florida Chemical is one of the world's largest processors of citrus oils and a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. This acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. This acquisition expands the Company's business into consumer and industrial chemical technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2014	2013
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$1,900	$52,711
Value of common stock issued in payment of accrued liability	600	—
Equipment acquired through capital leases	—	691
Exercise of stock options by common stock surrender	1,005	2,418
Supplemental cash payment information:
Interest paid	$710	$780
Income taxes paid	13,884	10,157
Note 5 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Products	$82,302	$71,523	$164,707	$127,853
Rentals	15,065	15,679	28,989	31,419
Services	7,951	6,384	14,197	12,557
	$105,318	$93,586	$207,893	$171,829
Cost of revenue:
Products	$49,995	$46,992	$97,731	$81,508
Rentals	7,654	4,281	14,165	10,798
Services	3,265	2,832	5,978	5,569
Depreciation	2,094	1,887	4,029	3,730
	$63,008	$55,992	$121,903	$101,605
Note 6 — Inventories
Inventories are as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$35,733	$13,953
Work-in-process	2,942	1,904
Finished goods	45,764	50,019
Inventories	84,439	65,876
Less reserve for excess and obsolete inventory	(2,208)	(2,744)
Inventories, net	$82,231	$63,132

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$5,833	$5,088
Buildings and leasehold improvements	32,607	32,269
Machinery, equipment and rental tools	76,704	71,073
Equipment in progress	6,222	4,601
Furniture and fixtures	2,376	2,400
Transportation equipment	6,599	6,340
Computer equipment and software	7,468	7,617
Property and equipment	137,809	129,388
Less accumulated depreciation	(55,417)	(50,274)
Property and equipment, net	$82,392	$79,114

Depreciation expense, including expense recorded in cost of revenue, totaled $3.4 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively, and $6.4 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively.
Note 8 — Goodwill and Other Intangible Assets
During the six months ended June 30, 2014, the Company recognized $5.9 million of goodwill within the Energy Chemical Technologies reporting unit in connection with the acquisitions of EOGA and SiteLark. There were no impairments of goodwill recognized during the three and six months ended June 30, 2014 and 2013.
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	TeledriftTM	Total
Balance at December 31, 2013	$30,296	$20,642	$15,333	$66,271
Addition upon acquisition of EOGA	5,312	—	—	5,312
Addition upon acquisition of SiteLark	567	—	—	567
Balance at June 30, 2014	$36,175	$20,642	$15,333	$72,150
Finite lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite lived intangible assets acquired totaled $1.2 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $2.4 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.
Amortization of deferred financing costs was not significant for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2013. Amortization of deferred financing costs was $0.1 million for the six months ended June 30, 2014.
Note 9 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	June 30, 2014	December 31, 2013
Long-term debt:
Term loan	$39,113	$45,833
Borrowings under revolving credit facility	17,796	16,272
Total long-term debt	56,909	62,105
Less current portion of long-term debt	(24,939)	(26,415)
Long-term debt, less current portion	$31,970	$35,690

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
At June 30, 2014, eligible accounts receivable and inventory securing the revolving credit facility provided availability of approximately $74.8 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $57.0 million at June 30, 2014.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at June 30, 2014. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At June 30, 2014, $17.8 million was outstanding under the revolving credit facility, with $1.8 million borrowed as base rate loans at an interest rate of 3.75% and $16.0 million borrowed as LIBOR loans at an interest rate of 1.65%.
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
The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At June 30, 2014, $39.1 million was outstanding under the term loan, with $0.1 million borrowed as base rate loans at an interest rate of 4.50% and $39.0 million borrowed as LIBOR loans at an interest rate of 2.41%.
Convertible Notes
The Company’s convertible notes have consisted of Convertible Senior Unsecured Notes (“2008 Notes”) and Convertible Senior Secured Notes (“2010 Notes”). On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash equal to the original principal amount, plus accrued and unpaid interest. These 2008 Notes were either tendered

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
To the extent the Borrowed Shares loaned under the Share Lending Agreement were not sold or returned to the Company, the Borrower agreed to not vote any borrowed shares of which the Borrower was the owner of record. The Borrower also agreed, under the Share Lending Agreement, to not transfer or dispose of any borrowed shares unless such transfer or disposition was pursuant to a registration statement that was effective under the Securities Act of 1933, as amended. Investors that purchased shares from the Borrower, and all subsequent transferees of such purchasers, were entitled to the same voting rights, with respect to owned shares, as any other holder of common stock.
During 2011 and 2012, the Borrower returned 1,360,442 shares of the Company’s borrowed common stock. On January 22, 2013, the remaining 2,439,558 shares of the Company's common stock held by J.P. Morgan Markets Limited were returned to the Company. No consideration was paid by the Company for the return of the Borrowed Shares. The Share Lending Agreement has been terminated.
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
On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash. Following this repurchase, the Company no longer has any outstanding convertible senior notes. For the six months ended June 30, 2013, the Company’s convertible notes were excluded from the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, for the three and six months ended June 30, 2013, approximately 0.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income - Basic and Diluted	$11,041	$8,440	$23,058	$16,205

Weighted average common shares outstanding - Basic	54,645	51,086	54,299	49,841
Assumed conversions:
Incremental common shares from warrants	—	1,429	243	1,421
Incremental common shares from stock options	878	1,174	916	1,167
Incremental common shares from restricted stock units	10	24	15	16
Weighted average common shares outstanding - Diluted	55,533	53,713	55,473	52,445

Basic earnings per common share	$0.20	$0.17	$0.42	$0.33
Diluted earnings per common share	$0.20	$0.16	$0.42	$0.31
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at June 30, 2014 or December 31, 2013.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$39,113	$39,113	$45,833	$45,833
Borrowings under revolving credit facility	17,796	17,796	16,272	16,272

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the six months ended June 30, 2014 and 2013.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Liabilities Measured at Fair Value on a Recurring Basis
At June 30, 2014 and December 31, 2013, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1 or Level 2 fair value measurements during the six months ended June 30, 2014 and 2013 and the year ended December 31, 2013. During the six months ended June 30, 2014 and 2013 and the year ended December 31, 2013, there were no transfers in or out of the Level 3 hierarchy.
Note 12 — Income Taxes
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.
A reconciliation of the effective tax rate to the U.S. federal statutory tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2	3.3	2.2	2.9
Change in valuation allowance	—	(0.3)	—	(0.2)
Domestic production activities deduction	(2.7)	(2.4)	(2.7)	(2.4)
Other	0.6	0.3	0.4	0.3
Effective income tax rate	35.1%	35.9%	34.9%	35.6%
Fluctuations in effective tax rates were historically impacted by permanent tax differences with no associated income tax impact and existing deferred tax asset valuation allowances.
Deferred taxes are presented in the balance sheets as follows (in thousands):

	June 30, 2014	December 31, 2013
Current deferred tax assets	$2,578	$2,522
Non-current deferred tax assets	15,050	15,012
Non-current deferred tax liabilities	(27,223)	(27,575)
Net deferred tax assets (liabilities)	$(9,595)	$(10,041)
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

•
Consumer and Industrial Chemical Technologies ("CICT") designs, develops and manufactures products that are sold to companies in the flavor and fragrance industry and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2014
Net revenue from external customers	$62,589	$12,607	$27,241	$2,881	$—	$105,318
Gross margin	27,432	2,893	10,762	1,223	—	42,310
Income (loss) from operations	19,162	972	4,200	421	(7,080)	17,675
Depreciation and amortization	1,095	549	2,493	92	366	4,595
Total assets	140,028	97,935	139,095	15,922	15,241	408,221
Capital expenditures	1,418	17	2,025	50	747	4,257

2013
Net revenue from external customers	$47,709	$12,675	$29,785	$3,417	$—	$93,586
Gross margin	20,586	3,693	12,455	860	—	37,594
Income (loss) from operations	14,729	2,347	5,782	330	(9,657)	13,531
Depreciation and amortization	809	252	2,415	60	354	3,890
Total assets	119,137	104,201	118,722	13,296	27,754	383,110
Capital expenditures	1,933	35	2,141	70	557	4,736

As of and for the six months ended June 30,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2014
Net revenue from external customers	$124,966	$25,638	$52,142	$5,147	$—	$207,893
Gross margin	56,650	6,927	20,550	1,863	—	85,990
Income (loss) from operations	40,785	3,307	7,517	343	(15,479)	36,473
Depreciation and amortization	2,162	982	4,930	163	577	8,814
Total assets	140,028	97,935	139,095	15,922	15,241	408,221
Capital expenditures	2,804	30	5,321	110	980	9,245

2013
Net revenue from external customers	$92,359	$12,675	$58,699	$8,096	$—	$171,829
Gross margin	39,699	3,693	23,801	3,031	—	70,224
Income (loss) from operations	29,053	2,347	11,201	1,943	(18,465)	26,079
Depreciation and amortization	1,269	252	4,777	121	504	6,923
Total assets	119,137	104,201	118,722	13,296	27,754	383,110
Capital expenditures	2,958	35	3,002	1,067	2,057	9,119

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
U.S.	$91,691	$83,488	$179,022	$149,510
Other countries	13,627	10,098	28,871	22,319
Total	$105,318	$93,586	$207,893	$171,829
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
One customer accounted for 17.7% and 16.9% of consolidated revenue for the three months ended June 30, 2014 and 2013, respectively, and 19.2% and 17.2% for the six months ended June 30, 2014 and 2013, respectively. Over 94% of the revenue from this customer was in the Energy Chemical Technologies segment.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto, as well as the Annual Report. Phrases such as “Company,” “we,” “our” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
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
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (the “U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Middle East, Australia and Asia-Pacific. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company's customers also include non-energy-related citrus oil users, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies through the CICT segment.

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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” below:
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies, and

•	Chemistries that are economically viable, socially responsible and ecologically sound.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks, and

•	Health and condition of citrus trees (e.g., disease and pests).
Governmental actions may restrict the future use of hazardous chemicals, including but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A
	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
North American Average Active Drilling Rigs
U.S.	1,852	1,761	5.2%	1,816	1,759	3.2%
Canada	199	152	30.9%	362	342	5.8%
Total Average North American Drilling Rigs	2,051	1,913	7.2%	2,178	2,101	3.7%
U.S. Average Active Drilling Rigs by Type
Vertical	395	455	(13.2)%	391	448	(12.7)%
Horizontal	1,243	1,088	14.2%	1,212	1,107	9.5%
Directional	215	218	(1.4)%	212	204	3.9%
Total Average U.S. Drilling Rigs by Type	1,853	1,761	5.2%	1,815	1,759	3.2%
Oil vs. Natural Gas Average North American Drilling Rigs
Oil	1,629	1,489	9.4%	1,698	1,607	5.7%
Natural Gas	422	424	(0.5)%	480	494	(2.8)%
Total North America	2,051	1,913	7.2%	2,178	2,101	3.7%
U.S. Average Wells Drilled per Quarter per Rig	5.23	5.27	(0.8)%	10.43	10.28	1.5%
Source: Rig and well counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity. Average wells drilled per quarter per rig is the number of wells drilled in the reporting period divided by the average weekly rig count. Current quarter well count data from Baker Hughes, Inc. is preliminary and is subject to revision.

During the three and six months ended June 30, 2014, total North American active drilling rig count saw an increase when compared to the comparable periods of 2013, primarily in oil drilling rigs. Overall U.S. rig activity increased 5.2% and 3.2% for the three and six months ended June 30, 2014 compared to the same periods in 2013, and the number of wells drilled per rig per quarter held relatively constant for the three months ended June 30, 2014 at 5.23 compared to 5.27 for the same period in 2013.
For the six months ended June 30, 2014, U.S. drilling rigs by type continued to show a shift toward horizontal wells and away from vertical wells. Average North American oil drilling rig activity increased by 9.4% and 5.7% for the three and six months ended June 30, 2014, respectively, when compared to the same periods of 2013. North American natural gas drilling rigs have decreased by 0.5% and 2.8% for the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013.
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
Capital expenditures, exclusive of acquisitions, totaled $9.2 million and $9.1 million for the six months ended June 30, 2014 and 2013, respectively. The Company continues to pursue selected strategic acquisitions and relationships, both domestically and internationally when opportunities arise.

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

•
On April 1, 2014, the Company acquired 100% of the membership interests in SiteLark, LLC ("SiteLark") for $0.4 million and 5,327 shares of the Company's common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.

•
Effective May 10, 2013, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical") for a total purchase price of $106.4 million. Florida Chemical is one of the world's largest processors of citrus oils and a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils. This acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. This acquisition expands the Company's business into consumer and industrial chemical technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.

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

Consolidated Results of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$105,318	$93,586	$207,893	$171,829
Cost of revenue	63,008	55,992	121,903	101,605
Gross margin	42,310	37,594	85,990	70,224
Gross margin %	40.2%	40.2%	41.4%	40.9%
Selling, general and administrative costs	20,854	21,081	42,426	39,098
Selling, general and administrative costs %	19.8%	22.5%	20.4%	22.8%
Depreciation and amortization	2,501	2,003	4,785	3,193
Research and development	1,280	979	2,306	1,854
Income from operations	17,675	13,531	36,473	26,079
Income from operations %	16.8%	14.5%	17.5%	15.2%
Interest and other expense, net	(653)	(361)	(1,054)	(907)
Income before income taxes	17,022	13,170	35,419	25,172
Income tax expense	(5,981)	(4,730)	(12,361)	(8,967)
Net income	$11,041	$8,440	$23,058	$16,205
Net income %	10.5%	9.0%	11.1%	9.4%

Consolidated Results of Operations: Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
Consolidated revenue for the three and six months ended June 30, 2014 increased $11.7 million, or 12.5%, and $36.1 million, or 21.0%, respectively, relative to the comparable periods of 2013. The increase in revenue for the three months ended June 30, 2014 compared to the same period of 2013 was primarily due to increased sales of stimulation chemical additives in our Energy Chemical Technologies segment. The increase in revenue for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to the acquisition of Florida Chemical in the second quarter of 2013 and incremental revenue from the 2014 acquisitions of EOGA and SiteLark. In addition to the increase in revenue from acquired companies, increased sales of stimulation chemical additives in our Energy Chemical Technologies segment contributed to the remaining revenue growth for the six months ended June 30, 2014 as compared to the same period of 2013, partially offset by revenue declines in the Drilling Technologies and Production Technologies segments.
Consolidated gross margin for the three and six months ended June 30, 2014 increased $4.7 million, or 12.5%, and $15.8 million, or 22.5%, respectively, relative to the comparable periods of 2013. The increase in gross margin was primarily due to the increase in revenue. Gross margin percentage remained flat at 40.2% for the three months ended June 30, 2014 and 2013. Gross margin percentage increased to 41.4% for the six months ended June 30, 2014 from 40.9% in the same period of 2013. The increase in gross margin percentage was primarily attributable to supply chain benefits from the Florida Chemical acquisition, partially offset by the change in portfolio mix resulting from the inclusion of Florida Chemical in the consolidated results for the six months ended June 30, 2014.
Selling, general and administrative expenses (“SG&A”) are not directly attributable to products sold or services provided. SG&A remained relatively flat for the three months ended June 30, 2014 as compared to the same period of 2013. SG&A increased $3.3 million, or 8.5%, for the six months ended June 30, 2014, compared to the same period of 2013 primarily due to SG&A costs for the acquired companies discussed above. SG&A costs as a percentage of revenue declined from 22.5% to 19.8% for the three months ended June 30, 2014 and from 22.8% to 20.4% for the six months ended June 30, 2014 as compared to the same periods of 2013, as revenues grew faster than SG&A costs.
Depreciation and amortization expense for the three and six months ended June 30, 2014 increased by $0.5 million, or 24.9%, and $1.6 million, or 49.9%, respectively, relative to the comparable periods of 2013. These increases were primarily attributable to the depreciation and amortization of assets recognized as part of the acquisition of Florida Chemical in the second quarter of 2013 and the acquisition of EOGA in the first quarter of 2014.

R&D expense increased $0.3 million, or 30.7%, and $0.5 million, or 24.4%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase in R&D is primarily attributable to new product development and Flotek's commitment to remaining responsive to increased demand and continued growth of our existing product lines.
Interest and other expense increased $0.3 million, or 80.9%, and $0.1 million, or 16.2%, for the three and six months ended June 30, 2014, respectively, relative to the comparable periods of 2013, primarily due to foreign exchange losses attributable to fluctuations in the valuation of the U.S. dollar compared to the Canadian dollar.
The Company recorded income tax provisions of $6.0 million and $12.4 million, yielding effective tax rates of 35.1% and 34.9% for the three and six months ended June 30, 2014, respectively, compared to income tax provisions of $4.7 million and $9.0 million reflecting effective tax rates of 35.9% and 35.6% for the comparable periods in 2013.
Results by Segment

Energy Chemical Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$62,589	$47,709	$124,966	$92,359
Gross margin	27,432	20,586	56,650	39,699
Gross margin %	43.8%	43.1%	45.3%	43.0%
Income from operations	19,162	14,729	40,785	29,053
Income from operations %	30.6%	30.9%	32.6%	31.5%
Energy Chemical Technologies Results of Operations: Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
Energy Chemical Technologies revenue for the three months ended June 30, 2014 increased $14.9 million, or 31.2%, relative to the comparable period of 2013. Excluding the incremental revenue impact of acquisitions of $3.8 million, revenue increased $11.1 million, or 23.3%, for the three months ended June 30, 2014 compared to the same period of 2013. Increased sales of stimulation chemical additives accounted for the majority of the revenue increase. Revenue for the six months ended June 30, 2014 increased $32.6 million, or 35.3%, relative to the comparable period of 2013. Excluding the incremental revenue impact of acquisitions of $7.5 million, revenue increased $25.1 million, or 27.1%, compared to the same period of 2013, primarily due to the increased sales of stimulation chemical additives mentioned above.
Energy Chemical Technologies gross margin increased $6.8 million, or 33.3%, and $17.0 million, or 42.7%, for the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013 primarily due to the increase in product sales revenue. Gross margin percentage increased to 43.8% for the three months ended June 30, 2014 from 43.1% in the same period of 2013 and increased to 45.3% for the six months ended June 30, 2014 from 43.0% in the same period of 2013. The increased gross margin percentage is primarily attributable to the supply chain benefits of the Florida Chemical acquisition, partially offset by an increase in sales of lower margin non-proprietary products as compared to total product sales.
Income from operations for the Energy Chemical Technologies segment increased $4.4 million, or 30.1%, for the three months ended June 30, 2014, and increased $11.7 million, or 40.4%, for the six months ended June 30, 2014 relative to the comparable periods of 2013. The increase in income from operations for both periods is primarily attributable to an increase in gross margin partially offset by increased headcount, travel and associated costs related to the pursuit of growth opportunities.

Consumer and Industrial Chemical Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$12,607	$12,675	$25,638	$12,675
Gross margin	2,893	3,693	6,927	3,693
Gross margin %	22.9%	29.1%	27.0%	29.1%
Income from operations	972	2,347	3,307	2,347
Income from operations %	7.7%	18.5%	12.9%	18.5%

CICT Results of Operations: Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
CICT revenue for the three months ended June 30, 2014 remained relatively flat compared to the same period in 2013. The 2013 period only includes the months of May and June, as the acquisition of Florida Chemical occurred in May 2013. Demand and sales prices for terpenes both decreased during the three months ended June 30, 2014 compared to the same period of 2013. Revenue for the six months ended June 30, 2014 increased $13.0 million, or 102.3%, from the comparable period of 2013, as the segment was created in the second quarter of 2013 upon the acquisition of Florida Chemical.
CICT gross margin for the three months ended June 30, 2014 decreased $0.8 million, or 21.7%, from the comparable period of 2013, primarily due to lower margins for terpenes. Gross margin for the six months ended June 30, 2014 increased $3.2 million, or 87.6%, from the comparable period of 2013, primarily due to the segment being created in the second quarter of 2013 upon the acquisition of Florida Chemical, partially offset by the lower gross margins for terpenes. Gross margin percentage decreased to 22.9% for the three months ended June 30, 2014 from 29.1% in the same period of 2013 and decreased to 27.0% for the six months ended June 30, 2014 from 29.1% in the same period of 2013. The decreases in gross margin percentage are primarily due to lower gross margins for terpenes.
Income from operations for the CICT segment decreased $1.4 million, or 58.6%, for the three months ended June 30, 2014 compared to the same period of 2013, primarily due to the revenue and gross margin factors described above and increased employee-related costs as incentive programs were not in place during the second quarter of 2013 immediately following the acquisition. In addition, depreciation and amortization costs were higher for the three months ended June 30, 2014 compared to the same period of 2013 due to the depreciable and amortizable assets not being acquired until May 2013. Income from operations increased $1.0 million, or 40.9%, for the six months ended June 30, 2014 compared to the same period of 2013, primarily due to the increased revenue between the two periods.

Drilling Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$27,241	$29,785	$52,142	$58,699
Gross margin	10,762	12,455	20,550	23,801
Gross margin %	39.5%	41.8%	39.4%	40.5%
Income from operations	4,200	5,782	7,517	11,201
Income from operations %	15.4%	19.4%	14.4%	19.1%
Drilling Technologies Results of Operations: Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
Drilling Technologies revenue for the three and six months ended June 30, 2014 decreased $2.5 million, or 8.5%, and $6.6 million, or 11.2%, respectively, relative to the same periods in 2013. Revenue declines are primarily due to a decline in Teledrift® rental revenue, decreased international drill pipe sales, and decreased non-actuated tool rentals during the first half of 2014.

•
Product revenue for the three months ended June 30, 2014 compared to the same period of 2013 decreased by $1.5 million, or 14.5%. Product revenue for the six months ended June 30, 2014 decreased by $3.7 million, or 18.3%, relative to the same period in 2013. The decreases for each period are due to decreased international drill pipe sales for the mining industry and decreased domestic float equipment and motor sales.

•
Rental revenue for the three months ended June 30, 2014 decreased $0.7 million, or 4.3%, compared to the same period of 2013, and can be attributed to a 15.8% decrease in Teledrift® tool rental revenue, due to increased domestic competitive pricing pressure, a decline in rental tool utilization in the Permian Basin region and internationally, and a 24.0% decrease in non-actuated tool rentals. These decreases were partially offset by an increase in actuated tool rentals in the Bakken region and increased Stemulator™ extended reach tool rentals. Rental revenue for the six months ended June 30, 2014 decreased by $2.5 million, or 8.1%, in comparison to the same period of 2013. This year to date decline is also due to a 12.7% decrease in Teledrift® tool rental revenue, competitive pricing pressure, and decreased rental tool utilization, both domestically and internationally. Non-actuated tool rentals declined by 28% for the six months ended 2014 compared to the same period of 2013, while actuated tool rentals have remained flat. These decreases are partially offset by a 266.0% increase in Stemulator™ tool rentals for the six months ended June 30, 2014 as compared to the same period of 2013.

•
Service revenue for the three and six months ended June 30, 2014 decreased $0.4 million, or 9.7%, and $0.3 million, or 4.6%, respectively, relative to comparable periods of 2013. The decrease in service revenue was primarily related to decreased rig service jobs and inspections.

Drilling Technologies gross margin for the three and six months ended June 30, 2014 decreased $1.7 million, or 13.6%, and $3.3 million, or 13.7%, respectively, from the comparable periods of 2013. These decreases were primarily due to decreased rental tool utilization, increased international repair expense for Teledrift® tools, and increased repair costs for non-actuated tools. This was partially offset by a decrease in direct costs, including employee-related incentive compensation costs, operating supplies, and equipment costs, which have decreased by 1.5% and 7.0% during the three and six months ended June 30, 2014, respectively, from the same periods of 2013.

Drilling Technologies income from operations for the three and six months ended June 30, 2014 decreased by $1.6 million, or 27.4%, and $3.7 million, or 32.9%, respectively, over the same periods in 2013 primarily due to increased rental costs and decreased rental tool utilization explained above.

Production Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$2,881	$3,417	$5,147	$8,096
Gross margin	1,223	860	1,863	3,031
Gross margin %	42.5%	25.2%	36.2%	37.4%
Income from operations	421	330	343	1,943
Income from operations %	14.6%	9.7%	6.7%	24.0%
Production Technologies Results of Operations: Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
Revenue for the Production Technologies segment for the three months ended June 30, 2014 decreased by $0.5 million, or 15.7%, from the same period in 2013 due to declining pump and pump equipment sales. For the six months ended June 30, 2014, revenue decreased by $2.9 million, or 36.4%, relative to the same period in 2013 as sales of pumps, pump equipment, and international valve sales have decreased.
Production Technologies gross margin increased by $0.4 million, or 42.2%, for the three months ended June 30, 2014 as compared to the same period in 2013, and gross margin percentage increased to 42.5% for the three months ended June 30, 2014 from 25.2% for the same period in 2013. These increases are due to product mix from increased international Petrovalve sales and decreased domestic rod pump component sales. Gross margin decreased by $1.2 million, or 38.5%, for the six months ended June 30, 2014, compared to the same period in 2013, due to decreases in international Petrovalve sales and domestic pump sales.
Income from operations increased by $0.1 million, or 27.6%, and decreased by $1.6 million, or 82.3%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Higher quarterly income from operations is due to product mix, while lower income from operations for the six months ended June 30, 2014 is primarily due to decreases in sales and increases in SG&A costs attributable to employee-related expenses as the segment continues to refocus and reposition for growth in the market.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 of "Notes to Unaudited Consolidated Financial Statements" and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates.
As part of the acquisition process the Company reaffirmed policies and estimates surrounding business combination in accordance with GAAP, specifically, utilizing the guidance of Accounting Standards Codification ("ASC") Topic 805, formerly Statement of Financial Accounting Standards ("SFAS") No. 141R, as amended by FSP SAFAS No. 141(R)-1 which became effective on January 1, 2009. ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the identifiable assets acquired and liabilities assumed at fair value at the acquisition date at their estimated fair values on the acquisition date, to recognize and measure pre-acquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition relates costs. Though the Company has implemented business combination accounting guidance, there have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2014.
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
New Accounting Requirements and Disclosures
In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The ASU will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) of components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on the consolidated financial statements.
Capital Resources and Liquidity
Overview
Ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first half of 2014, the Company funded capital requirements primarily with operating cash flows.
The Company's primary source of debt financing is its Revolving Credit Facility with PNC Bank. This credit facility contains provisions for revolving debt of up to $75.0 million, based on a borrowing base supported by accounts receivable and inventory, and a term loan of $50.0 million. As of June 30, 2014, the Company had $17.8 million in outstanding borrowings under the revolving debt portion of the credit facility and $39.1 million outstanding under the term loan. At June 30, 2014, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Part I, Item 1 — "Financial Statements" in Note 9 of "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report.
Cash and cash equivalents totaled $2.2 million at June 30, 2014. During the first six months of 2014, the Company generated $18.4 million of cash inflows from operations, net of $13.1 million expended in working capital. The Company used $13.6 million of net cash in investing activities, including $9.2 million for capital expenditures and $5.7 million, net of cash acquired, for the purchase of EOGA and SiteLark, partially offset by proceeds of $2.0 million from the sale of assets. Net cash used in financing activities totaled $5.4 million. The Company repaid net draws and term loans on the amended Credit Facility of $1.5 million and $6.7 million, respectively. Additionally, the Company paid $6.0 million in purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$18,440	$11,483
Net cash used in investing activities	(13,562)	(59,489)
Net cash provided by financing activities	(5,411)	50,966
Effect of changes in exchange rates on cash and cash equivalents	29	(157)
Net increase (decrease) in cash and cash equivalents	$(504)	$2,803
Operating Activities
Net cash provided by operating activities was $18.4 million and $11.5 million during the six months ended June 30, 2014 and 2013, respectively. Consolidated net income for the six months ended June 30, 2014 totaled $23.1 million, compared to consolidated net income of $16.2 million for the six months ended June 30, 2013.
During the six months ended June 30, 2014, net non-cash contributions to net income totaled $8.5 million. Contributory non-cash items consisted of $9.0 million for depreciation and amortization and $4.8 million for stock-based compensation expense. Non-

cash reductions to net income included $1.4 million for net gains on asset disposals, $3.4 million for recognized incremental tax benefits related to the Company's share based awards and $0.4 million for net increases in deferred income taxes.
During the six months ended June 30, 2013, net non-cash contributions to net income totaled $9.4 million, primarily consisting of $5.8 million for stock compensation expense and $6.9 million for depreciation and amortization, partially offset by $2.6 million for net gain on sale of assets, $0.4 million for deferred income taxes, and $0.4 million recognized incremental tax benefits related to the Company’s share based awards.
During the six months ended June 30, 2014, net working capital was reduced by $13.1 million. Working capital was used to increase inventory by $18.8 million, increase other current assets by $5.3 million, decrease accrued liabilities by $0.7 million, and increase accounts receivable by $0.5 million. The reductions to working capital were partially offset by increased accounts payable of $10.7 million and decreased income taxes payable of $1.5 million.
During the six months ended June 30, 2013, net working capital was reduced by $14.1 million. Working capital was primarily used to decrease accounts payable by $8.3 million, increase inventories by $6.0 million, increase accounts receivable by $2.5 million, and increase income taxes payable of $0.6 million, partially offset by a decrease in other current assets of $2.0 million, and an increase in accrued liabilities of $1.0 million.
Investing Activities
Net cash used in investing activities was $13.6 million and $59.5 million for the six months ended June 30, 2014 and 2013, respectively. The change in investing activities during the six months ended June 30, 2014 compared to the same period of 2013 was largely due to the acquisition of Florida Chemical in the second quarter of 2013 for $53.4 million while the primary investing activities in 2014 were net cash payments for the acquisitions of EOGA, SiteLark, and various patents for $6.3 million. Capital expenditures of $9.2 million and $9.1 million were incurred for the six months ended June 30, 2014 and 2013, respectively. Cash flows used in investing activities were partially offset by $2.0 million and $3.0 million of proceeds received from the sale of fixed assets during the six months ended June 30, 2014 and 2013, respectively.
Financing Activities
Net cash used by financing activities was $5.4 million for the six months ended June 30, 2014. Cash used by financing activities was primarily due to $5.2 million for repayments of debt, net of borrowings, $6.0 million for purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards, and debt issuance costs of $0.1 million. Cash used by financing activities was partially offset by proceeds from the exercise of stock warrants of $1.5 million, proceeds from the excess tax benefit related to stock-based compensation of $3.4 million, proceeds from the sale of common stock of $0.5 million and proceeds from the exercise of stock options of $0.5 million.
During the six months ended June 30, 2013, financing activities provided net cash of $51.0 million. Financing activities included proceeds from borrowings, net of repayments of debt, of $56.1 million, proceeds from the excess tax benefit related to stock-based compensation of $0.4 million, proceeds from the sale of common stock of $0.4 million, and proceeds from the exercise of stock options of $0.1 million. Cash provided by financing activities was partially offset by purchases of treasury stock of $4.9 million and debt issuance costs of $1.0 million.
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

Material contractual obligations consist of repayment of amounts borrowed on the Company's Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at June 30, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$39,113	$7,143	$14,286	$17,684	$—
Interest expense on term loan (1)	2,349	787	1,214	348	—
Borrowings under revolving credit facility (2)	17,796	17,796	—	—	—
Operating lease obligations	9,801	1,932	2,907	1,868	3,094
Total	$69,059	$27,658	$18,407	$19,900	$3,094
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from June 30, 2014 rates. The weighted-average interest rate is 2.42% at June 30, 2014.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 1.86% at June 30, 2014.
Item  3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates and, to a limited extent, commodity prices and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A of the Company’s Annual Report.
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
The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2014, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's system of internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Item  1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report.
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of the Company's equity securities during the three months ended June 30, 2014 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2014 to April 30, 2014	30,501	$28.02	—	$25,000,000
May 1, 2014 to May 31, 2014	30,008	$28.65	—	$25,000,000
June 1, 2014 to June 30, 2014	6,636	$30.42	—	$25,000,000
Total	67,145	$28.54	—
(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, and (b) to satisfy payments required for common stock upon the exercise of stock options.
(2) In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2014, the Company has not repurchased any of its common stock and $25 million may yet be used to purchase shares.
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

4.4		Form of Exercisable Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 17, 2009).
4.5		Form of Contingent Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 17, 2009).
4.6		Form of Amendment to Warrant to Purchase Common Stock, dated as of June 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 18, 2012).
10.1		2014 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed on April 18, 2014).
10.2
Fifth Amended and Restated Service Agreement, dated as of April 15, 2014, between Flotek Industries, Inc., Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 21, 2014).

10.3		Letter Agreement, dated as of April 15, 2014, between Flotek Industries, Inc. and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 21, 2014).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	*	Section 1350 Certification of Principal Executive Officer.
32.2	*	Section 1350 Certification of Principal Financial Officer.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Schema Document.
101.CAL	**	XBRL Calculation Linkbase Document.
101.LAB	**	XBRL Label Linkbase Document.
101.PRE	**	XBRL Presentation Linkbase Document.
101.DEF	**	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: August 6, 2014

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer
Date: August 6, 2014