Form 10-Q
period 2014-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2014-10-22
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 16, 2014, there were 53,938,945 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,257	$2,730
Restricted cash	801	—
Accounts receivable, net of allowance for doubtful accounts of $645 and $872 at September 30, 2014 and December 31, 2013, respectively	69,253	65,016
Inventories, net	81,439	63,132
Deferred tax assets, net	2,840	2,522
Other current assets	9,622	4,261
Total current assets	169,212	137,661
Property and equipment, net	83,270	79,114
Goodwill	71,131	66,271
Deferred tax assets, net	14,090	15,012
Other intangible assets, net	74,715	77,523
TOTAL ASSETS	$412,418	$375,581
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,656	$19,899
Accrued liabilities	13,468	12,778
Income taxes payable	1,018	3,361
Interest payable	76	111
Current portion of long-term debt	11,367	26,415
Total current liabilities	58,585	62,564
Long-term debt, less current portion	30,184	35,690
Deferred tax liabilities, net	26,048	27,575
Total liabilities	114,817	125,829
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 60,487,085 shares issued and 53,938,945 shares outstanding at September 30, 2014; 58,265,911 shares issued and 51,804,078 shares outstanding at December 31, 2013	6	6
Additional paid-in capital	283,571	266,122
Accumulated other comprehensive income (loss)	(397)	(359)
Retained earnings (accumulated deficit)	36,489	(841)
Treasury stock, at cost; 5,699,845 and 5,394,178 shares at September 30, 2014 and December 31, 2013, respectively	(22,419)	(15,176)
Flotek Industries, Inc. stockholders' equity	297,250	249,752
Noncontrolling interests	351	—
Total equity	297,601	249,752
TOTAL LIABILITIES AND EQUITY	$412,418	$375,581

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$116,761	$98,388	$324,653	$270,217
Cost of revenue	70,683	60,886	192,585	162,491
Gross margin	46,078	37,502	132,068	107,726
Expenses:
Selling, general and administrative	21,499	19,542	63,924	58,640
Depreciation and amortization	2,439	2,038	7,225	5,231
Research and development	1,293	835	3,599	2,689
Total expenses	25,231	22,415	74,748	66,560
Income from operations	20,847	15,087	57,320	41,166
Other income (expense):
Interest expense	(424)	(530)	(1,259)	(1,495)
Other income (expense), net	(87)	59	(306)	117
Total other income (expense)	(511)	(471)	(1,565)	(1,378)
Income before income taxes	20,336	14,616	55,755	39,788
Income tax expense	(6,064)	(5,648)	(18,425)	(14,615)
Net income	$14,272	$8,968	$37,330	$25,173

Earnings per common share:
Basic earnings per common share	$0.26	$0.17	$0.69	$0.50
Diluted earnings per common share	$0.26	$0.16	$0.67	$0.47
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	54,789	52,742	54,464	50,819
Weighted average common shares used in computing diluted earnings per common share	55,690	55,317	55,536	53,407

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$14,272	$8,968	$37,330	$25,173
Other comprehensive income (loss):
Foreign currency translation adjustment	(67)	(22)	(38)	(179)
Unrealized gain on investments available for sale	—	5	—	18
Comprehensive income	$14,205	$8,951	$37,292	$25,012

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$37,330	$25,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,276	10,948
Amortization of deferred financing costs	257	65
Accretion of debt discount	—	55
Gain on sale of assets	(2,552)	(3,452)
Stock compensation expense	7,429	8,697
Deferred income tax provision (benefit)	237	(315)
Excess tax benefit related to share-based awards	(3,425)	(835)
Changes in current assets and liabilities:
Restricted cash	(450)	150
Accounts receivable, net	(3,896)	(6,521)
Inventories	(18,035)	(2,055)
Other current assets	(4,957)	259
Accounts payable	12,617	(17,341)
Accrued liabilities	1,019	4,931
Income taxes payable	1,082	1,585
Interest payable	(35)	16
Net cash provided by operating activities	39,897	21,360
Cash flows from investing activities:
Capital expenditures	(13,494)	(9,985)
Proceeds from sale of assets	3,322	4,595
Payments for acquisitions, net of cash acquired	(5,704)	(53,396)
Purchase of patents and other intangible assets	(780)	—
Net cash used in investing activities	(16,656)	(58,786)
Cash flows from financing activities:
Repayments of indebtedness	(8,506)	(9,777)
Proceeds of borrowings	—	26,190
Borrowings on revolving credit facility	305,750	231,696
Repayments on revolving credit facility	(317,798)	(204,319)
Debt issuance costs	(256)	(1,207)
Issuance costs of preferred stock and detachable warrants	—	(200)
Excess tax benefit related to share-based awards	3,425	835
Acquisition of treasury stock related to share-based awards	(6,060)	(5,325)
Proceeds from sale of common stock	763	567
Proceeds from exercise of stock options	461	491
Proceeds from exercise of stock warrants	1,545	323
Net cash (used in) provided by financing activities	(20,676)	39,274
Effect of changes in exchange rates on cash and cash equivalents	(38)	(179)
Net increase in cash and cash equivalents	2,527	1,669
Cash and cash equivalents at the beginning of period	2,730	2,700
Cash and cash equivalents at the end of period	$5,257	$4,369

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2013	58,266	$6	5,394	$(15,176)	$266,122	$(359)	$(841)	$—	$249,752
Net income	—	—	—	—	—	—	37,330	—	37,330
Other comprehensive income	—	—	—	—	—	(38)	—	—	(38)
Common stock issued under employee stock purchase plan	—	—	(27)	—	763	—	—	—	763
Common stock issued in payment of accrued liability	27	—	—	—	600	—	—	—	600
Stock warrants exercised	1,277	—	—	—	1,545	—	—	—	1,545
Stock options exercised	302	—	—	—	1,644	—	—	—	1,644
Stock surrendered for exercise of stock options	—	—	46	(1,183)	—	—	—	—	(1,183)
Restricted stock granted	516	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	55	—	—	—	—	—	—
Treasury stock acquired related to tax withholding for share-based awards	—	—	232	(6,060)	—	—	—	—	(6,060)
Excess tax benefit related to share- based awards	—	—	—	—	3,425	—	—	—	3,425
Stock compensation expense	—	—	—	—	7,429	—	—	—	7,429
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	351	351
Stock issued in EOGA acquisition	94	—	—	—	1,894	—	—	—	1,894
Stock issued in SiteLark acquisition	5	—	—	—	149	—	—	—	149
Balance, September 30, 2014	60,487	$6	5,700	$(22,419)	$283,571	$(397)	$36,489	$351	$297,601

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
The Company is headquartered in Houston, Texas, with operating locations in Florida, Louisiana, New Mexico, North Dakota, Oklahoma, Colorado, Pennsylvania, Texas, Utah, Wyoming, the Netherlands, and the Middle East. Flotek’s products are marketed both domestically and internationally, with international presence and/or representation in over 20 countries.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
Omani Entities
In November 2013, the Company signed shareholder agreements with Tasneea Oil and Gas Technologies, LLC (“Tasneea”), an Omani Limited Liability Company, to form Omani based Flotek Gulf, LLC (“Flotek Gulf”) and Flotek Gulf Research, LLC (“Flotek Gulf Research”). Flotek will own 55% of the outstanding shares and Tasneea will own 45% of the outstanding shares of both Flotek Gulf and Flotek Gulf Research. During September 2014, Flotek and Tasneea transferred initial capital of $0.4 million to form Flotek Gulf and $0.4 million to form Flotek Gulf Research. At September 30, 2014, the total initial capital transfers of $0.8 million are reported as restricted cash.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
As discussed in more detail in the Company's 2013 Annual Report, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical") on May 10, 2013 for a total purchase price of $106.4 million. Florida Chemical is one of the world's largest processors of citrus oils and a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. This acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. This acquisition expands the Company's business into consumer and industrial chemical technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2014, the Company identified and recorded a final adjustment related to the acquisition of Florida Chemical. Current deferred tax assets were increased by $1.2 million with a corresponding decrease to goodwill within the consumer and industrial chemical technologies reporting unit. This final adjustment was not significant relative to the total consideration paid for Florida Chemical and, therefore, the final adjustment has not been retrospectively applied to the Company's balance sheet as of December 31, 2013. This adjustment, if recorded in 2013, would have had no impact on the 2013 consolidated statements of operations and cash flows.
Note 4 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2014	2013
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$2,043	$52,711
Final Florida Chemical acquisition adjustment	1,162	—
Value of common stock issued in payment of accrued liability	600	—
Equipment acquired through capital leases	—	866
Exercise of stock options by common stock surrender	1,183	2,979
Supplemental cash payment information:
Interest paid	$1,038	$1,410
Income taxes paid	18,393	13,343
Note 5 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Products	$92,708	$76,376	$257,415	$204,229
Rentals	16,966	15,375	45,954	46,794
Services	7,087	6,637	21,284	19,194
	$116,761	$98,388	$324,653	$270,217
Cost of revenue:
Products	$57,315	$50,367	$155,048	$131,875
Rentals	8,272	6,868	22,444	17,666
Services	3,074	1,610	9,042	7,179
Depreciation	2,022	2,041	6,051	5,771
	$70,683	$60,886	$192,585	$162,491

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Inventories
Inventories are as follows (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$29,681	$13,953
Work-in-process	2,880	1,904
Finished goods	51,026	50,019
Inventories	83,587	65,876
Less reserve for excess and obsolete inventory	(2,148)	(2,744)
Inventories, net	$81,439	$63,132
Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$5,852	$5,088
Buildings and leasehold improvements	32,695	32,269
Machinery, equipment and rental tools	78,839	71,073
Equipment in progress	6,771	4,601
Furniture and fixtures	2,499	2,400
Transportation equipment	6,168	6,340
Computer equipment and software	7,513	7,617
Property and equipment	140,337	129,388
Less accumulated depreciation	(57,067)	(50,274)
Property and equipment, net	$83,270	$79,114

Depreciation expense, including expense recorded in cost of revenue, totaled $3.3 million and $3.0 million for the three months ended September 30, 2014 and 2013, respectively, and $9.7 million and $8.4 million for the nine months ended September 30, 2014 and 2013, respectively.
Note 8 — Goodwill and Other Intangible Assets
During the nine months ended September 30, 2014, the Company recognized $6.0 million of goodwill within the Energy Chemical Technologies reporting unit in connection with the acquisitions of EOGA and SiteLark. During the three months ended September 30, 2014, the Company recorded a final adjustment related to the acquisition of Florida Chemical (see Note 3). There were no impairments of goodwill recognized during the three and nine months ended September 30, 2014 and 2013.
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Teledrift®	Total
Balance at December 31, 2013	$30,296	$20,642	$15,333	$66,271
Final Florida Chemical acquisition adjustment	—	(1,162)	—	(1,162)
Addition upon acquisition of EOGA	5,455	—	—	5,455
Addition upon acquisition of SiteLark	567	—	—	567
Balance at September 30, 2014	$36,318	$19,480	$15,333	$71,131
Finite lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite lived intangible assets acquired totaled $1.2 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $3.6 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization of deferred financing costs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. Amortization of deferred financing costs was not significant for the three and nine months ended September 30, 2013.
Note 9 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	September 30, 2014	December 31, 2013
Long-term debt:
Term loan	$37,327	$45,833
Borrowings under revolving credit facility	4,224	16,272
Total long-term debt	41,551	62,105
Less current portion of long-term debt	(11,367)	(26,415)
Long-term debt, less current portion	$30,184	$35,690
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
At September 30, 2014, eligible accounts receivable and inventory securing the revolving credit facility provided availability of $74.8 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $70.6 million at September 30, 2014.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at September 30, 2014. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At September 30, 2014, $4.2 million was outstanding under the revolving credit facility, with $0.2 million borrowed as base rate loans at an interest rate of 3.75% and $4.0 million borrowed as LIBOR loans at an interest rate of 1.66%.
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At September 30, 2014, $37.3 million was outstanding under the term loan, with $0.3 million borrowed as base rate loans at an interest rate of 4.50% and $37.0 million borrowed as LIBOR loans at an interest rate of 2.41%.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash. Following this repurchase, the Company no longer has any outstanding convertible senior notes. For the nine months ended September 30, 2013, the Company’s convertible notes were excluded from the calculation of diluted earnings per common share, as inclusion was anti-dilutive. In addition, for the three and nine months ended September 30, 2013, approximately 0.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share.
Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income - Basic and Diluted	$14,272	$8,968	$37,330	$25,173

Weighted average common shares outstanding - Basic	54,789	52,742	54,464	50,819
Assumed conversions:
Incremental common shares from warrants	—	1,365	162	1,404
Incremental common shares from stock options	867	1,134	901	1,143
Incremental common shares from restricted stock units	34	76	9	41
Weighted average common shares outstanding - Diluted	55,690	55,317	55,536	53,407

Basic earnings per common share	$0.26	$0.17	$0.69	$0.50
Diluted earnings per common share	$0.26	$0.16	$0.67	$0.47
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at September 30, 2014 or December 31, 2013.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$37,327	$37,327	$45,833	$45,833
Borrowings under revolving credit facility	4,224	4,224	16,272	16,272

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company's non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the nine months ended September 30, 2014 and 2013.
Liabilities Measured at Fair Value on a Recurring Basis
At September 30, 2014 and December 31, 2013, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1 or Level 2 fair value measurements during the nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013. During the nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013, there were no transfers in or out of the Level 3 hierarchy.
Note 12 — Income Taxes
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.
A reconciliation of the effective tax rate to the U.S. federal statutory tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	3.6	2.1	3.2
Return to accrual adjustments	(4.9)	1.1	(1.8)	0.4
Domestic production activities deduction	(1.9)	(2.3)	(2.4)	(2.4)
Other	(0.2)	1.2	0.1	0.5
Effective income tax rate	29.8%	38.6%	33.0%	36.7%
Fluctuations in effective tax rates were historically impacted by permanent tax differences with no associated income tax impact and existing deferred tax asset valuation allowances. The return to accrual adjustments for the three and nine months ended September 30, 2014 include the effect of a decrease in deferred tax liabilities related to a change in state tax apportionment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are presented in the balance sheets as follows (in thousands):

	September 30, 2014	December 31, 2013
Current deferred tax assets	$2,840	$2,522
Non-current deferred tax assets	14,090	15,012
Non-current deferred tax liabilities	(26,048)	(27,575)
Net deferred tax assets (liabilities)	$(9,118)	$(10,041)
During the three months ended September 30, 2014, the Company recorded a final adjustment related to the acquisition of Florida Chemical that increased current deferred tax assets by $1.2 million (see Note 3).
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

•
Energy Chemical Technologies designs, develops, manufactures, packages and markets specialty chemicals used in oil and natural gas well drilling, cementing, completion, stimulation and production. In addition, the Company's chemistries are used in specialized enhanced and improved oil recovery markets. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

•
Consumer and Industrial Chemical Technologies designs, develops and manufactures products that are sold to companies in the flavor and fragrance industries and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2014
Net revenue from external customers	$68,181	$13,713	$29,920	$4,947	$—	$116,761
Gross margin	28,424	3,310	11,928	2,416	—	46,078
Income (loss) from operations	19,903	1,758	5,557	1,583	(7,954)	20,847
Depreciation and amortization	1,103	547	2,433	81	298	4,462
Total assets	144,738	89,574	142,774	18,252	17,080	412,418
Capital expenditures	2,580	7	818	141	703	4,249

2013
Net revenue from external customers	$51,670	$15,292	$27,569	$3,857	$—	$98,388
Gross margin	21,849	3,588	10,821	1,244	—	37,502
Income (loss) from operations	16,247	2,301	4,309	769	(8,539)	15,087
Depreciation and amortization	932	382	2,438	60	213	4,025
Total assets	121,876	97,129	136,832	16,542	8,600	380,979
Capital expenditures	161	165	1,596	225	328	2,475

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2014
Net revenue from external customers	$193,148	$39,351	$82,061	$10,093	$—	$324,653
Gross margin	85,074	10,237	32,477	4,280	—	132,068
Income (loss) from operations	60,690	5,064	13,073	1,925	(23,432)	57,320
Depreciation and amortization	3,264	1,529	7,363	244	876	13,276
Total assets	144,738	89,574	142,774	18,252	17,080	412,418
Capital expenditures	5,383	37	6,139	252	1,683	13,494

2013
Net revenue from external customers	$144,029	$27,967	$86,268	$11,953	$—	$270,217
Gross margin	61,548	7,281	34,622	4,275	—	107,726
Income (loss) from operations	45,300	4,648	15,510	2,712	(27,004)	41,166
Depreciation and amortization	2,201	634	7,215	181	717	10,948
Total assets	121,876	97,129	136,832	16,542	8,600	380,979
Capital expenditures	3,077	165	4,066	1,669	1,008	9,985
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
U.S.	$92,643	$84,640	$271,663	$234,151
Other countries	24,118	13,748	52,990	36,066
Total	$116,761	$98,388	$324,653	$270,217
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
One customer accounted for 12.7% and 15.5% of consolidated revenue for the three months ended September 30, 2014 and 2013, respectively, and 17.0% and 16.6% of consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. Over 93% of the revenue from this customer was for sales in the Energy Chemical Technologies segment.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, West Coast, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (the “U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Middle East, Australia and Asia-Pacific. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company's Consumer and Industrial Chemical Technologies (“CICT”) segment also serves customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies.

The operations of the Company are categorized into four reportable segments: Energy Chemical Technologies, Consumer and Industrial Chemical Technologies, Drilling Technologies and Production Technologies (previously referred to as Artificial Lift Technologies).

•
Energy Chemical Technologies designs, develops, manufactures, packages and markets specialty chemicals used in O&G well drilling, cementing, completion, stimulation and production. In addition, the Company's chemistries are used in specialized enhanced and improved oil recovery markets ("EOR" or "IOR"). Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

•
Consumer and Industrial Chemical Technologies designs, develops and manufactures products that are sold to companies in the flavor and fragrance industries and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies, and

•	Chemistries that are economically viable, socially responsible and ecologically sound.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks, and

•	Health and condition of citrus trees (e.g., disease and pests).
Governmental actions may restrict the future use of hazardous chemicals, including but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A
	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
North American Average Active Drilling Rigs
U.S.	1,903	1,770	7.5%	1,845	1,763	4.7%
Canada	386	350	10.3%	370	349	6.0%
Total Average North American Drilling Rigs	2,289	2,120	8.0%	2,215	2,112	4.9%
U.S. Average Active Drilling Rigs by Type
Vertical	372	436	(14.7)%	385	443	(13.1)%
Horizontal	1,314	1,073	22.5%	1,246	1,096	13.7%
Directional	217	261	(16.9)%	214	224	(4.5)%
Total Average U.S. Drilling Rigs by Type	1,903	1,770	7.5%	1,845	1,763	4.7%
Oil vs. Natural Gas Average North American Drilling Rigs
Oil	1,797	1,609	11.7%	1,731	1,610	7.5%
Natural Gas	492	511	(3.7)%	484	502	(3.6)%
Total North America	2,289	2,120	8.0%	2,215	2,112	4.9%
U.S. Average Wells Drilled per Quarter per Rig	5.19	5.31	(2.3)%	5.22	5.20	0.4%
Source: Rig and well counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity. Average wells drilled per quarter per rig is the number of wells drilled in the reporting period divided by the average weekly rig count. Current quarter well count data from Baker Hughes, Inc. is preliminary and is subject to revision.

During the three and nine months ended September 30, 2014, total North American active drilling rig count saw an increase when compared to the comparable periods of 2013, primarily in oil drilling rigs. Average North American oil drilling rig activity increased by 11.7% and 7.5% for the three and nine months ended September 30, 2014, respectively, when compared to the same periods of 2013. North American natural gas drilling rig count decreased by 3.7% and 3.6% for the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013.

Overall U.S. rig activity increased 7.5% and 4.7% for the three and nine months ended September 30, 2014 compared to the same periods in 2013, and the number of wells drilled per rig per quarter held relatively constant for the nine months ended September 30, 2014 at 5.22 compared to 5.20 for the same period in 2013. For the three and nine months ended September 30, 2014, U.S. drilling rigs by type continued to show a shift toward horizontal wells and away from vertical and directional wells.
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
The Company is expanding its Energy Chemical Technologies and Drilling Technologies businesses by expanding its production capacity, developing innovative new products and pursuing and developing new market opportunities. The Company continues to reposition the Production Technologies segment to focus on niche technologies in the oil and natural gas markets. As a result of this repositioning, the Company plans to increase capital allocated to this segment.
Capital expenditures, exclusive of acquisitions, totaled $13.5 million and $10.0 million for the nine months ended September 30, 2014 and 2013, respectively. The Company continues to pursue selected strategic acquisitions and relationships, both domestically and internationally, when opportunities arise.

•
In November 2013, the Company signed a shareholder agreement with Tasneea Oil and Gas Technologies, LLC (“Tasneea”) an Omani Limited Liability Company, to form Omani based Flotek Gulf, LLC (“Flotek Gulf”) and Flotek Gulf Research, LLC (“Flotek Gulf Research”). During the three months ended September 30, 2014, Flotek and Tasneea transferred initial capital into Flotek Gulf and Flotek Gulf Research. Flotek Gulf and Flotek Gulf Research will develop and market specialty chemistries for the oil and gas industry throughout the Middle East and North Africa. In the coming year, Flotek Gulf expects to construct a manufacturing facility designed to produce Flotek's patented and proprietary products for distribution throughout the region.

•
Effective January 1, 2014, the Company acquired Eclipse IOR Services, LLC (“EOGA”), a leading enhanced oil recovery (EOR) design and injection firm. EOGA’s expertise in enhanced oil recovery processes and the use of polymers to improve the performance of EOR projects has been combined with the Company’s existing EOR products and services. The combined product and service offerings are well positioned to serve the growing market for EOR products and services.

•
On April 1, 2014, the Company acquired 100% of the membership interests in SiteLark, LLC (“SiteLark”) for $0.4 million and 5,327 shares of the Company's common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.

•
In May 2014, the Company launched its patent pending FracMax™ software technology. The FracMax™ application is an innovative software technology that allows the Company to quantitatively demonstrate the benefits associated with the use of the Company’s patented and proprietary Complex nano-Fluid® chemistries. The FracMax™ application has been integrated into the Company’s sales and marketing process leading to new sales opportunities. In October 2014, the Company announced the formation of FracMax Analytics, LLC, a wholly owned subsidiary that will use the FracMax™ software platform to provide customized data analysis to oil and gas operators, investors and other companies.

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

The outlook for the Company’s consumer and industrial chemistries will be driven by availability and demand for citrus oils and other bio-based raw materials. Current inventory and crop expectations for 2014 and into 2015 are sufficient to meet the Company’s needs to supply its flavor and fragrance business as well as the industrial markets. However, market price volatility will likely result in revenue and margin fluctuations from quarter to quarter.

The Company works to maintain a portfolio of products which are adaptable to meet our customers’ demands for customized products for the various drilling and producing environments in which they operate. The Company's commitment to research and innovation permits the Company to remain responsive to increased demand and continued growth. The Company remains committed to continued development of its product technologies to better serve its customers' needs. The Company believes that it is well-positioned to respond to increased demand for the Company's suite of hydrocarbon stimulation and completion products, particularly the Company's patented Complex nano-Fluid™ chemistries. In addition, the Company anticipates continued strong demand for its Teledrift® Pro-series tool product lines and its recently introduced Stemulator® tool.
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
The Company expects that competition for contracts and margins will remain intense in the future but believes that product innovation, service improvements and quantitative data from its FracMax™ technology will enable the Company to realize market share gains during the remainder of 2014 and into 2015.

Consolidated Results of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$116,761	$98,388	$324,653	$270,217
Cost of revenue	70,683	60,886	192,585	162,491
Gross margin	46,078	37,502	132,068	107,726
Gross margin %	39.5%	38.1%	40.7%	39.9%
Selling, general and administrative costs	21,499	19,542	63,924	58,640
Selling, general and administrative costs %	18.4%	19.9%	19.7%	21.7%
Depreciation and amortization	2,439	2,038	7,225	5,231
Research and development	1,293	835	3,599	2,689
Income from operations	20,847	15,087	57,320	41,166
Income from operations %	17.9%	15.3%	17.7%	15.2%
Interest and other expense, net	(511)	(471)	(1,565)	(1,378)
Income before income taxes	20,336	14,616	55,755	39,788
Income tax expense	(6,064)	(5,648)	(18,425)	(14,615)
Net income	$14,272	$8,968	$37,330	$25,173
Net income %	12.2%	9.1%	11.5%	9.3%

Consolidated Results of Operations: Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
Consolidated revenue for the three and nine months ended September 30, 2014 increased $18.4 million, or 18.7%, and $54.4 million, or 20.1%, respectively, relative to the comparable periods of 2013. The increase in revenue for the three months ended September 30, 2014 compared to the same period of 2013 was primarily due to increased sales of stimulation chemical additives in our Energy Chemical Technologies segment, increased actuated tool and Teledrift® tool rentals in our Drilling Technologies segment, and increased international valve and valve equipment sales in our Production Technologies segment. The increase in revenue for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to increased sales of stimulation chemical additives in our Energy Chemical Technologies segment, the acquisition of Florida Chemical in the second quarter of 2013, and incremental revenue from the 2014 acquisitions of EOGA and SiteLark. These increases were partially offset by revenue declines in the Drilling Technologies and Production Technologies segments.
Consolidated gross margin for the three and nine months ended September 30, 2014 increased $8.6 million, or 22.9%, and $24.3 million, or 22.6%, respectively, relative to the comparable periods of 2013. The increase in gross margin was primarily due to the increase in revenue. Gross margin as a percentage of revenue increased to 39.5% for the three months ended September 30, 2014 from 38.1% in the same period of 2013, primarily due to increased international sales in our Production Technologies segment. Gross margin as a percentage of revenue increased to 40.7% for the nine months ended September 30, 2014 from 39.9% in the same period of 2013, primarily attributable to supply chain benefits from the Florida Chemical acquisition, partially offset by the change in portfolio mix resulting from the inclusion of Florida Chemical in the consolidated results for the nine months ended September 30, 2014.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs as a percentage of revenue declined from 19.9% to 18.4% for the three months ended September 30, 2014 and from 21.7% to 19.7% for the nine months ended September 30, 2014 as compared to the same periods of 2013, as revenues grew faster than SG&A costs. SG&A costs increased $2.0 million, or 10.0%, for the three months ended September 30, 2014 as compared to the same period of 2013, primarily due to costs for additional headcount to support the Company's growth and costs attributable to the companies we acquired. SG&A costs increased $5.3 million, or 9.0%, for the nine months ended September 30, 2014, compared to the same period of 2013 primarily due to SG&A costs for the acquired companies discussed above.
Depreciation and amortization expense for the three and nine months ended September 30, 2014 increased by $0.4 million, or 19.7%, and $2.0 million, or 38.1%, respectively, relative to the comparable periods of 2013. The increase for the nine months ended September 30, 2014 was primarily attributable to the depreciation and amortization of assets recognized as part of the acquisition of Florida Chemical in the second quarter of 2013 and the acquisition of EOGA in the first quarter of 2014.
Research and Development ("R&D") expense increased $0.5 million, or 54.9%, and $0.9 million, or 33.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase in R&D is primarily attributable to new product development and Flotek's commitment to remaining responsive to customer needs, increased demand and continued growth of our existing product lines.
Interest and other expense remained relatively flat for the three and nine months ended September 30, 2014 as compared to the same periods of 2013.
The Company recorded income tax provisions of $6.1 million and $18.4 million, yielding effective tax rates of 29.8% and 33.0% for the three and nine months ended September 30, 2014, respectively, compared to income tax provisions of $5.6 million and $14.6 million reflecting effective tax rates of 38.6% and 36.7% for the comparable periods in 2013.
Results by Segment

Energy Chemical Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$68,181	$51,670	$193,148	$144,029
Gross margin	28,424	21,849	85,074	61,548
Gross margin %	41.7%	42.3%	44.0%	42.7%
Income from operations	19,903	16,247	60,690	45,300
Income from operations %	29.2%	31.4%	31.4%	31.5%
Energy Chemical Technologies Results of Operations: Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
Energy Chemical Technologies revenue for the three months ended September 30, 2014 increased $16.5 million, or 32.0%, relative to the comparable period of 2013. Excluding the incremental revenue impact of the EOGA and SiteLark acquisitions of $1.5 million, revenue increased $15.0 million, or 29.1%, for the three months ended September 30, 2014 compared to the same period of 2013. Increased sales of stimulation chemical additives accounted for the majority of the revenue increase. Revenue for the nine months ended September 30, 2014 increased $49.1 million, or 34.1%, relative to the comparable period of 2013. Excluding the incremental revenue impact of the Florida Chemical, EOGA and SiteLark acquisitions of $9.4 million, revenue increased $39.7 million, or 28.6%, compared to the same period of 2013, primarily due to the increased sales of stimulation chemical additives mentioned above.
Energy Chemical Technologies gross margin increased $6.6 million, or 30.1%, and $23.5 million, or 38.2%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013 primarily due to the increase in product sales revenue. Gross margin as a percentage of revenue decreased to 41.7% for the three months ended September 30, 2014 from 42.3% in the same period of 2013, primarily due to a new incentive pricing structure, increased logistics costs and inventory adjustments during 2014, partially offset by improved margins for xylene replacement products, expanded markets for CnF® and productivity improvements in the manufacturing process. Gross margin as a percentage of revenue increased to 44.0% for the nine months ended September 30, 2014 from 42.7% in the same period of 2013, primarily due to the supply chain benefits of the Florida Chemical acquisition.
Income from operations for the Energy Chemical Technologies segment increased $3.7 million, or 22.5%, for the three months ended September 30, 2014, and increased $15.4 million, or 34.0%, for the nine months ended September 30, 2014 relative to the comparable periods of 2013. The increase in income from operations for both periods is primarily attributable to an increase in gross margin, partially offset by increased headcount, travel and associated costs related to the pursuit of growth opportunities.

Consumer and Industrial Chemical Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$13,713	$15,292	$39,351	$27,967
Gross margin	3,310	3,588	10,237	7,281
Gross margin %	24.1%	23.5%	26.0%	26.0%
Income from operations	1,758	2,301	5,064	4,648
Income from operations %	12.8%	15.0%	12.9%	16.6%

CICT Results of Operations: Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
CICT revenue for the three months ended September 30, 2014 decreased $1.6 million, or 10.3%, compared to the same period in 2013, primarily due to decreased terpene sales between the two periods. Revenue for the nine months ended September 30, 2014 increased $11.4 million, or 40.7%, from the comparable period of 2013, as the segment was created in the second quarter of 2013 upon the acquisition of Florida Chemical.
CICT gross margin for the three months ended September 30, 2014 decreased $0.3 million, or 7.7%, from the comparable period of 2013, primarily due to the lower terpene sales mentioned above. Gross margin for the nine months ended September 30, 2014 increased $3.0 million, or 40.6%, from the comparable period of 2013, primarily due to the segment being created in the second quarter of 2013 upon the acquisition of Florida Chemical. Gross margin as a percentage of revenue increased to 24.1% for the three months ended September 30, 2014 from 23.5% in the same period of 2013, primarily due to increased sales of higher margin flavor and fragrance products. Gross margin as a percentage of revenue remained flat at 26.0% for the nine months ended September 30, 2014 as compared to the same period of 2013.
Income from operations for the CICT segment decreased $0.5 million, or 23.6%, for the three months ended September 30, 2014 compared to the same period of 2013, primarily due to the revenue and gross margin factors described above. Income from operations increased $0.4 million, or 9.0%, for the nine months ended September 30, 2014 compared to the same period of 2013, primarily due to the increased revenue between the two periods.

Drilling Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$29,920	$27,569	$82,061	$86,268
Gross margin	11,928	10,821	32,477	34,622
Gross margin %	39.9%	39.3%	39.6%	40.1%
Income from operations	5,557	4,309	13,073	15,510
Income from operations %	18.6%	15.6%	15.9%	18.0%
Drilling Technologies Results of Operations: Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
Drilling Technologies revenue for the three months ended September 30, 2014 increased $2.4 million, or 8.5%, relative to the same period in 2013, primarily due to an increase in actuated tool rentals, Teledrift® tool rentals, and increases in float equipment product sales. Revenue for the nine months ended September 30, 2014 decreased $4.2 million, or 4.9%, relative to the same period in 2013, primarily due to a decrease in Teledrift® domestic rental revenue, decreased international drill pipe sales, and decreased non-actuated tool rentals.

•
Rental revenue for the three months ended September 30, 2014 increased $1.7 million, or 10.9%, compared to the same period of 2013. This increase can be attributed to an 45.2% increase in actuated tool rental revenue in the Bakken and a 22.9% increase in international Teledrift® tool rentals. Rental revenue for the nine months ended September 30, 2014 decreased by $0.9 million, or 1.9%, compared to the same period of 2013. This decline is due to a 5.1% decrease in Teledrift® domestic tool rental revenue attributed to competitive pricing pressure and decreasing vertical rig counts, partially offset by an increase of 11.8% in actuated tool and Stemulator® tool rentals for the nine months ended September 30, 2014 as compared to the same period of 2013.

•
Product sales revenue for the three months ended September 30, 2014 compared to the same period of 2013 increased by $0.9 million, or 9.9%, due to increased float and centralizer equipment sales. Product revenue for the nine months ended September 30, 2014 decreased by $2.8 million, or 9.8%, relative to the same period in 2013, primarily due to decreased international drill pipe sales for the mining industry and decreased domestic motor sales.

•
Service revenue for the three and nine months ended September 30, 2014 decreased $0.2 million, or 4.7%, and $0.5 million, or 4.6%, respectively, relative to comparable periods of 2013. The decrease in service revenue was primarily related to decreased rig service jobs and inspections.

Drilling Technologies gross margin for the three months ended September 30, 2014 increased $1.1 million, or 10.2%, from the comparable period of 2013, primarily due to the revenue factors mentioned above and a 5.4% decrease in direct costs, due to lower employee-related compensation costs. Drilling Technologies gross margin for the nine months ended September 30, 2014 decreased $2.1 million, or 6.2%, due to the reduction in revenue and increased Teledrift® repair expenses. Gross margin as a percentage of revenue remained relatively flat for the three and nine months ended September 30, 2014.

Drilling Technologies income from operations for the three months ended September 30, 2014 increased by $1.2 million, or 29.0%, as compared to the same period of 2013. Income from operations as a percentage of revenue increased to 18.6% for the three months ended September 30, 2014, up from 15.6% for the same period of 2013. These increases are primarily due to reductions in direct costs, increased rental activity, and increased product sales. Drilling Technologies income from operations for the nine months ended September 30, 2014 decreased by $2.4 million, or 15.7%, over the same period of 2013. Income from operations as a percentage of revenue decreased to 15.9% for the nine months ended September 30, 2014, down from 18.0% for the same period of 2013. These decreases are primarily due to the decreased revenue explained above and increased Teledrift® repair expenses.

Production Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$4,947	$3,857	$10,093	$11,953
Gross margin	2,416	1,244	4,280	4,275
Gross margin %	48.8%	32.3%	42.4%	35.8%
Income from operations	1,583	769	1,925	2,712
Income from operations %	32.0%	19.9%	19.1%	22.7%
Production Technologies Results of Operations: Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
Revenue for the Production Technologies segment for the three months ended September 30, 2014 increased by $1.1 million, or 28.3%, from the same period in 2013 due to increased sales of international valves, valve equipment, and domestic hydraulic lifting units. For the nine months ended September 30, 2014, revenue decreased by $1.9 million, or 15.6%, relative to the same period in 2013 as sales of pumps and pump equipment declined.
Production Technologies gross margin increased by $1.2 million, or 94.2%, for the three months ended September 30, 2014 as compared to the same period in 2013, and gross margin as a percentage of revenue increased to 48.8% for the three months ended September 30, 2014 from 32.3% for the same period in 2013. These increases are due to product mix from increased international Petrovalve sales and decreased domestic rod pump component sales. Gross margin was flat for the nine months ended September 30, 2014, but gross margin as a percentage of revenue increased to 42.4%, compared to 35.8% for the same period in 2013, primarily due to the higher margins associated with the international valve sales and improving margins on pump equipment.
Income from operations increased by $0.8 million, or 105.9%, for the three months ended September 30, 2014 compared to the same period in 2013, due to product mix. Income from operations decreased by $0.8 million, or 29.0%, for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to decreases in sales and increases in SG&A costs attributable to employee-related expenses as the segment continues to refocus and reposition for growth in the market.

Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2014, the Company was not involved in any unconsolidated SPEs.
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
As part of the acquisition process the Company reaffirmed policies and estimates surrounding business combination in accordance with GAAP, specifically, utilizing the guidance of Accounting Standards Codification ("ASC") Topic 805, formerly Statement of Financial Accounting Standards ("SFAS") No. 141R, as amended by FSP SAFAS No. 141(R)-1 which became effective on January 1, 2009. ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the identifiable assets acquired and liabilities assumed at fair value at the acquisition date at their estimated fair values on the acquisition date, to recognize and measure pre-acquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition relates costs. Though the Company has implemented business combination accounting guidance, there have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2014.
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
Capital Resources and Liquidity
Overview
Ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, and fund working capital requirements. During the first nine months of 2014, the Company funded capital requirements primarily with operating cash flows.
The Company's primary source of debt financing is its Revolving Credit Facility with PNC Bank. This credit facility contains provisions for revolving debt of up to $75.0 million, based on a borrowing base supported by accounts receivable and inventory, and a term loan of $50.0 million. As of September 30, 2014, the Company had $4.2 million in outstanding borrowings under the revolving debt portion of the credit facility and $37.3 million outstanding under the term loan. At September 30, 2014, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Part I, Item 1 — "Financial Statements" in Note 9 of "Notes to Unaudited Consolidated Financial Statements" in this Quarterly Report.
Cash and cash equivalents totaled $5.3 million at September 30, 2014. During the first nine months of 2014, the Company generated $39.9 million of cash inflows from operations, net of $12.7 million expended in working capital. The Company used $16.7 million of net cash in investing activities, including $13.5 million for capital expenditures and $5.7 million, net of cash acquired, for the purchase of EOGA and SiteLark, partially offset by proceeds of $3.3 million from the sale of assets. Net cash used in financing activities totaled $20.7 million. The Company repaid net draws and term loans on the amended Credit Facility of $12.0 million and $8.5 million, respectively. Additionally, the Company paid $6.1 million in purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$39,897	$21,360
Net cash used in investing activities	(16,656)	(58,786)
Net cash provided by financing activities	(20,676)	39,274
Effect of changes in exchange rates on cash and cash equivalents	(38)	(179)
Net increase (decrease) in cash and cash equivalents	$2,527	$1,669
Operating Activities
Net cash provided by operating activities was $39.9 million and $21.4 million during the nine months ended September 30, 2014 and 2013, respectively. Consolidated net income for the nine months ended September 30, 2014 totaled $37.3 million, compared to consolidated net income of $25.2 million for the nine months ended September 30, 2013.
During the nine months ended September 30, 2014, net non-cash contributions to net income totaled $15.2 million. Contributory non-cash items consisted of $13.5 million for depreciation and amortization, $7.4 million for stock-based compensation expense and $0.2 million for net decreases in deferred income taxes. Non-cash reductions to net income included $2.6 million for net gains on asset disposals, $3.4 million for recognized incremental tax benefits related to the Company's share based awards.

During the nine months ended September 30, 2013, net non-cash contributions to net income totaled $15.2 million, primarily consisting of $8.7 million for stock compensation expense and $11.0 million for depreciation and amortization, partially offset by $3.5 million for net gain on sale of assets, $0.3 million for deferred income taxes, and $0.8 million recognized incremental tax benefits related to the Company’s share based awards.
During the nine months ended September 30, 2014, net working capital was reduced by $12.7 million. Working capital was used to increase inventory by $18.0 million, increase other current assets by $5.0 million, and increase accounts receivable by $3.9 million. The reductions to working capital were partially offset by increased accounts payable of $12.6 million, increased income taxes payable of $1.1 million, and increased accrued liabilities by $1.0 million.
During the nine months ended September 30, 2013, net working capital was reduced by $19.0 million. Working capital was primarily used to decrease accounts payable by $17.3 million, increase inventories by $2.1 million, increase accounts receivable by $6.5 million, partially offset by a decrease in other current assets of $0.3 million, increase income taxes payable of $1.6 million, and an increase in accrued liabilities of $4.9 million.
Investing Activities
Net cash used in investing activities was $16.7 million for the nine months ended September 30, 2014. Cash used by investing activities in 2014 were for capital expenditures of $13.5 million and net cash payments for the acquisitions of EOGA, SiteLark, and various patents of $6.5 million, partially offset by $3.3 million for proceeds received from the sale of fixed assets.
Net cash used in investing activities was $58.8 million for the nine months ended September 30, 2013. Cash used by investing activities in 2013 were for the acquisition of Florida Chemical in the second quarter of 2013 for $53.4 million and capital expenditures of $10.0 million, partially offset by $4.6 million for proceeds received from the sale of fixed assets.
Financing Activities
Net cash used by financing activities was $20.7 million for the nine months ended September 30, 2014. Cash used by financing activities was primarily due to $20.6 million for repayments of debt, net of borrowings, $6.1 million for purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards, and debt issuance costs of $0.3 million. Cash used by financing activities was partially offset by proceeds from the exercise of stock warrants of $1.5 million, proceeds from the excess tax benefit related to stock-based compensation of $3.4 million, proceeds from the sale of common stock of $0.8 million and proceeds from the exercise of stock options of $0.5 million.
During the nine months ended September 30, 2013, financing activities provided net cash of $39.3 million. Financing activities included proceeds from borrowings, net of repayments of debt, of $43.8 million, proceeds from the excess tax benefit related to stock-based compensation of $0.8 million, proceeds from the sale of common stock of $0.6 million, and proceeds from the exercise of stock options of $0.5 million. Cash provided by financing activities was partially offset by purchases of treasury stock of $5.3 million and debt issuance costs of $1.2 million.
Although the Company has no immediate intention to access the capital markets, the Company intends to file a "universal" shelf registration with the Securities and Exchange Commission in the future. This shelf registration statement will register the issuance and sale from time to time of various securities by the Company, including but not limited to senior notes, subordinated notes, preferred stock, common stock, and warrants. Once this shelf registration statement is filed with the Securities and Exchange Commission and becomes effective, the Company will have the financial flexibility to access the capital markets quickly and efficiently from time to time as the need may arise.
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

Material contractual obligations consist of repayment of amounts borrowed on the Company's Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at September 30, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$37,327	$7,143	$14,286	$15,898	$—
Interest expense on term loan (1)	3,887	1,330	2,101	456	—
Borrowings under revolving credit facility (2)	4,224	4,224	—	—	—
Operating lease obligations	25,247	2,123	4,962	3,843	14,319
Total	$70,685	$14,820	$21,349	$20,197	$14,319
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from September 30, 2014 rates. The weighted-average interest rate is 2.43% at September 30, 2014.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 1.77% at September 30, 2014.
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
The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2014, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's system of internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Repurchases of the Company's equity securities during the three months ended September 30, 2014 are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2014 to July 31, 2014	1,777	$33.44	—	$25,000,000
August 1, 2014 to August 31, 2014	7,051	$27.91	—	$25,000,000
September 1, 2014 to September 30, 2014	326	$27.20	—	$25,000,000
Total	9,154	$—	—
(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, and (b) to satisfy payments required for common stock upon the exercise of stock options.
(2) In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2014, the Company has not repurchased any of its common stock and $25 million may yet be used to purchase shares.
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

4.4		Form of Exercisable Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 17, 2009).
4.5		Form of Contingent Warrant, dated August 11, 2009 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 17, 2009).
4.6		Amendment to Warrant to Purchase Common Stock, dated as of June 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 18, 2012).
4.7		Amendment to Amended and Restated Warrant to Purchase Common Stock, dated as of February 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 11, 2014).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	*	Section 1350 Certification of Principal Executive Officer.
32.2	*	Section 1350 Certification of Principal Financial Officer.
101.INS	**	XBRL Instance Document.
101.SCH	**	XBRL Schema Document.
101.CAL	**	XBRL Calculation Linkbase Document.
101.LAB	**	XBRL Label Linkbase Document.
101.PRE	**	XBRL Presentation Linkbase Document.
101.DEF	**	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: October 22, 2014

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer
Date: October 22, 2014