Form 10-K
period 2014-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2015-01-27
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None
Indicate by check mark:
•      if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
•      if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
•      whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
•      whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
•      if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
•      whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 (based on the closing market price on the NYSE Composite Tape on June 30, 2014) was approximately $1,527,000,000. At January 16, 2015, there were 53,364,905 outstanding shares of the registrant’s common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2015 Annual Meeting of Stockholders.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), and in particular, Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report. The forward looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – “Risk Factors” in this Annual Report and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”).
The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

ii

PART I
Item 1. Business.
General
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global diversified, technology-driven company that develops and supplies oilfield products, services and equipment to the oil, gas and mining industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages and other products that are sold in consumer and industrial markets.
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
Recent Developments
In May 2013, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical") for a total purchase price of $106.4 million. Florida Chemical is one of the world's largest processors of citrus oils and is a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. This acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. The acquisition expands the Company's business into consumer and industrial chemical technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.
In November 2013, the Company signed a shareholder agreement with Tasneea Oil and Gas Technologies, LLC (“Tasneea”) an Omani Limited Liability Company, to form Omani based Flotek Gulf, LLC (“Flotek Gulf”) and Flotek Gulf Research, LLC (“Flotek Gulf Research”). During the fourth quarter of 2014, Flotek and Tasneea transferred initial capital into Flotek Gulf and Flotek Gulf Research. Flotek Gulf and Flotek Gulf Research will develop and market specialty chemistries for the oil and gas industry throughout the Middle East and North Africa. In the coming year, Flotek Gulf expects to construct a manufacturing facility designed to produce chemical products including Flotek's patented and proprietary products for distribution throughout the region.
In January 2014, the Company acquired 100% of the membership interest in Eclipse IOR Services, LLC ("EOGA"), a leading Enhanced Oil Recovery design and injection firm. The Company paid $5.3 million, net of cash received, in cash consideration and 94,354 shares of the Company's Common Stock. EOGA's enhanced oil recovery processes and its use of polymers to improve the performance of EOR projects has been combined with the Company's existing EOR products and services.
In April 2014, the Company acquired 100% of the membership interests in SiteLark, LLC ("SiteLark") for $0.4 million and 5,327 shares of the Company's common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.
In May 2014, the Company launched its patent pending FracMaxTM software technology that allows the Company to quantitatively demonstrate the benefits associated with the use of the Company’s patented and proprietary Complex nano-FluidTM chemistries. The Company has integrated the use of the FracMaxTM software technology into its sales and marketing activities resulting in a significant increase in interest in the Company's Complex nano-FluidTM chemistries.
Description of Operations and Segments
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, West Coast, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (the "U.S."), Canada, Mexico, Central America, South America, Europe, Africa, Middle East, Australia and Asia-Pacific.

The Company has four strategic business segments: Energy Chemical Technologies, Consumer and Industrial Chemical Technologies, Drilling Technologies and Production Technologies. The Company offers competitive products and services derived from technological advances, some of which are patented, that are reactive to industry demands in both domestic and international markets.
Financial information about operating segments and geographic concentration is provided in Note 17 – "Segment and Geographic Information" and in Part II, Item 8 – "Financial Statements and Supplementary Data” in this annual report.
Information about the Company's four operating segments is below.
Energy Chemical Technologies
The Energy Chemical Technologies segment designs, develops, manufactures, packages and markets chemicals for use in oil and gas ("O&G") well drilling, cementing, completion, stimulation and production activities designed to maximize recovery in both new and mature fields, including enhanced and improved oil recovery markets. These specialty chemicals possess enhanced performance characteristics and are manufactured to withstand a broad range of downhole pressures, temperatures and other well-specific conditions to be compliant with customer specifications. This segment has two operational laboratories: (1) a technical services laboratory and (2) a research and innovation laboratory. Each focuses on design improvements, development and viability testing of new chemical formulations, and continued enhancement of existing products. Chemicals branded Complex nano-Fluid® technologies (“CnF® products”) are patented both domestically and internationally and are proven strategically cost-effective performance additives within both oil and natural gas markets. The CnF® products mixtures are environmentally friendly, stable mixtures of oil, water and surface active agents which organize molecules into nano structures. The combined advantage of solvents, surface active agents and water and the resultant nano structures improves well treatment results as compared to the independent use of solvents and surface active agents. CnF® products are composed of renewable, plant derived, cleaning ingredients and oils that are certified as biodegradable. Certain CnF® products have been approved for use in the North Sea, which has some of the most stringent oil field environmental standards in the world. CnF® chemistries have also helped achieve improved operational and financial results for the Company's customers in low permeability sand and shale reservoirs.
The Logistics division of the Company's Energy Chemical Technologies segment designs, operates and manages automated bulk material handling and loading facilities. The bulk facilities handle dry cement and additives for oil and natural gas well cementing, and supply materials used in oilfield operations.
The segment launched its patent pending FracMaxTM software technology in 2014. The FracMaxTM application is an innovative software technology that allows the Company to quantitatively demonstrate the benefits associated with the use of the segment’s patented and proprietary Complex nano-Fluid® chemistries.
Consumer and Industrial Chemical Technologies
The Consumer and Industrial Chemicals Technologies ("CICT") segment, was added in conjunction with the acquisition of Florida Chemical in May 2013. This segment sources citrus oil domestically and internationally and is one of the largest processors of citrus oils in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemicals for use in the oil & gas industry and numerous other industries around the world. The CICT segment designs, develops and manufactures products that are sold to companies in the flavor and fragrance industry and specialty chemical industry. These technologies are used within food and beverage, fragrance, and household and industrial cleaning products industries.
Drilling Technologies
The Drilling Technologies segment is a leading provider of downhole drilling tools for use in oilfield, mining, water-well and industrial drilling activities. This segment manufactures, rents, sells, inspects and assembles specialized equipment used in drilling, completion, production, and work-over activities. Established tool rental operations are strategically located throughout the United States (the “U.S.”) and in a number of international markets. Rental tools include stabilizers, drill collars, reamers, wipers, jars, shock subs, wireless survey, measurement while drilling (“MWD”) tools, Stemulator® tools and mud-motors. Equipment sold primarily includes mining equipment, cementing accessories and drilling motor components. The Company remains focused on product marketing for this segment in all regions of the U.S., as well as in select international markets through both direct and agent-based sales.
Production Technologies
The Production Technologies segment provides pumping system components, electric submersible pumps (“ESPs”), gas separators, production valves, and complementary services. These artificial lift products satisfy the requirements of traditional oil and natural gas production and coal bed methane markets by assisting natural gas, oil and other fluids movement from the producing horizon to the surface. Patented products within the Company’s PetrovalveTM product line optimize pumping efficiency in horizontal well completions as well as in heavy oil wells and wells with high liquid to gas ratios. PetrovalveTM products placed horizontally increase flow per stroke and eliminate gas locking of traditional ball and seat valves that traditionally require more maintenance. The patented gas separation technology is particularly effective in coal bed methane production, efficiently separating gas and water downhole as well as ensuring solution gas is not lost in water production. The Company's products are sourced internationally and domestically, assembled at domestic locations and distributed globally.
Seasonality
Overall, operations are not significantly affected by seasonality. While certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operations and financial position, these cycles have not been significant to date. The performance of certain services within each of the Company’s segments, however, is susceptible to both weather and naturally occurring phenomena, including, but not limited to the following:

•	the severity and duration of winter temperatures in North America, which impacts natural gas storage levels, drilling activity and commodity prices;

•	the timing and duration of the Canadian spring thaw and resulting restrictions that impact activity levels;

•	the timing and impact of hurricanes upon coastal and offshore operations;

•
certain Federal land drilling restrictions during identified breeding seasons of protected bird species in key Rocky Mountain coal bed methane producing regions. These restrictions generally have a negative impact on Production Technologies operations in the first or second quarters of the year; and

•	adverse weather in Florida and Brazil can impact the availability of citrus oils for the CICT business unit.
Product Demand and Marketing
Demand for the Company’s products and services is dependent on levels of conventional and non-conventional oil and natural gas well drilling and production, both domestically and internationally. Products are marketed directly to customers through the Company's direct sales force and through certain contractual agency arrangements. Established customer relationships provide repeat sales opportunities within all segments. While the Company's primary marketing efforts remain focused in North America, a growing amount of resources and effort are focused on emerging international markets, especially in the Middle East and North Africa ("MENA") as well as South America. In addition to direct marketing and relationship development, the Company also markets products and services through the use of third party agents in Mexico, Central America, South America, Europe, Africa, the Middle East, Australia, and Asia-Pacific.

Customers

The Company’s customers primarily include major integrated oil and natural gas companies, oilfield service companies, independent oil and natural gas companies, pressure pumping service companies, international supply chain management companies, national and state-owned oil companies, household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies. For the year ended December 31, 2014, the Company had three customers that accounted for 16%, 7% and 6% of consolidated revenue, respectively. For the years ended December 31, 2013 and 2012, the Company had a single customer that accounted for 16% and 16% of consolidated revenue, respectively. In aggregate, the Company’s largest three customers collectively accounted for 29%, 30% and 35% of consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
Research and Innovation
The Company is engaged in research and innovation activities focused on the improvement of existing products and services, the design of reservoir specific, customized chemistries, and the development of new products, processes and services. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $5.0 million, $3.8 million and $3.2 million, respectively, of research and innovation expense. In 2014, research and innovation expense was approximately 1.1% of consolidated revenue. The Company expects that its 2015 research and innovation investment will increase commensurate with the growth of the business.
Backlog
Due to the nature of the Company’s contractual customer relationships and the way they operate, the Company has historically not had significant backlog order activity.

Intellectual Property
The Company’s policy is to protect its intellectual property, both within and outside of the U.S. The Company pursues patent protection for all products and methods deemed to have commercial significance and that qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost-effectiveness and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, trade secrets, proprietary designs, manufacturing and operational expertise, are necessary and appropriate to protect its intellectual property and ensure continued strategic advantages. The Company currently has 15 issued patents and over four dozen pending patent applications on various chemical compositions and methods as well as various downhole tools, including its ProSeries™ tools. In addition, the Company also has several registered trademarks and pending trademark applications covering a variety of its goods and services.
Competition
The ability to compete in the oilfield services industry and the consumer and industrial markets is dependent upon the Company’s ability to differentiate products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in the oil field services industry are impacted by current and expected oil and natural gas prices, vertical and horizontal drilling rig count, other oil and natural gas drilling activity, production levels and customer drilling and production designated capital spending. Domestic and international regions in which Flotek operates are highly competitive. The unpredictability of the energy industry and commodity price fluctuations create both increased risk and opportunity for the services of both the Company and its competitors.
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
The d-Limonene citrus-based terpene is a major feedstock for many of the Company’s CnF® chemistries. In addition, the Company utilizes terpenes from other natural sources when it determines the efficacy of such formulas is appropriate. The Company is currently examining the potential of varying terpene streams in several proprietary chemistries. It is also assessing the viability of removing trace amounts of “BTEX” (benzene, toluene, ethylbenzene, and xylene) compounds from such terpenes to ensure they meet Flotek’s rigorous environmental standards.
The Company faces competition from other citrus processors and other solvent sources. Other terpenes can provide an effective substitute to the Company’s citrus-based terpenes, although, without refinement, are generally of lower quality. Such terpenes can be cheaper than citrus terpenes, but, as noted above, can contain “BTEX” compounds (benzene, toluene, ethylbenzene, and xylenes), and other volatile organic compounds that have varying degrees of toxicity. The Company’s chemistries are intended to replace these undesirable qualities. Management believes that environmental constituents will continue to promote “BTEX” substitutes, which diminishes the threat of substitution in ecologically sensitive applications from these competitors.
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities, however, could be adversely affected by extreme weather conditions. Additionally, certain raw materials used by the Chemicals segments are available from limited sources. Disruptions to suppliers could materially impact sales. The prices paid for raw materials vary based on energy, steel, citrus, and other commodity price fluctuations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. Higher prices for chemicals, steel, citrus, and other raw materials could adversely impact future sales and contract fulfillments.
The Company is diligent in its efforts to identify alternate suppliers, in its contingency planning for potential supply shortages, and in its proactive efforts to reduce costs through competitive bidding practices. The Drilling Technologies and Production Technologies segments purchase raw materials and steel on the open market from numerous suppliers. When able, the Company uses multiple suppliers, both domestically and internationally, for all raw materials purchases.
Drilling Technologies maintains a three to six month supply of mud-motor inventory parts sourced from international and domestic suppliers, and Drilling Technologies and Production Technologies maintain parts necessary to meet forecast demand. The Company’s inventory levels are maintained to accommodate the lead time required to secure parts to avoid disruption of service to customers.

Government Regulations
The Company is subject to federal, state and local environmental, occupational safety and health laws and regulations within the U.S. and other countries in which the Company does business. The Company strives to ensure full compliance with all regulatory requirements and is unaware of any material instances of noncompliance. In the U.S., the Company must comply with laws and regulations which include, among others:

•	the Comprehensive Environmental Response, Compensation and Liability Act;

•	the Resource Conservation and Recovery Act;

•	the Federal Water Pollution Control Act;

•	the Toxic Substances Control Act; and

•	the Affordable Care Act.
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
From time to time, the Company may be party in environmental litigation and claims, including remediation of properties owned or operated. No environmental litigation or claims are currently being litigated. The Company does not expect that costs related to known remediation requirements will have a significant adverse effect on the Company’s consolidated financial position or results of operations.
Employees
At December 31, 2014, the Company had 561 employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international locations have staffing or work arrangements that are contingent upon local work councils or other regulatory approvals.
Available Information and Website
The Company’s website is accessible at www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see the “Investor Relations” section of the Company’s website), as soon as reasonably practicable, subsequent to electronically filing or otherwise providing reports to the SEC. Corporate governance materials, guidelines, by-laws, and code of business conduct and ethics are also available on the website. A copy of corporate governance materials is available upon written request to the Company.
All material filed with the SEC’s “Public Reference Room” at 100 F Street NE, Washington, DC 20549 is available to be read or copied. Information regarding the “Public Reference Room” can be obtained by contacting the SEC at 1-800-SEC-0330. Further, the SEC maintains the www.sec.gov website, which contains reports and other registrant information filed electronically with the SEC.
The 2014 Annual Chief Executive Officer Certification required by the NYSE was submitted on May 13, 2014. The certification was not qualified in any respect. Additionally, the Company has filed all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2015 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of business conduct and ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website.

Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations and cash flows are subject to various risks and uncertainties. Readers of this report should not consider any descriptions of these risk factors to be a complete set of all potential risks that could affect Flotek. These factors should be carefully considered together with the other information contained in this Report and the other reports and materials filed by us with the SEC. Further, many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our business, results of operations, financial condition, or liquidity.
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
The Company is dependent upon customers’ willingness to make operating and capital expenditures for exploration, development and production of oil and natural gas in both the North American and global markets. Customers’ expectations of a decline in future oil and natural gas market prices could curtail spending thereby reducing demand for the Company’s products and services. Industry conditions are influenced by numerous factors over which the Company has no control, including the supply of and demand for oil and natural gas, domestic and international economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of oil and natural gas prices and the consequential effect on exploration and production activity could adversely impact the Company’s customers' activity levels. One indicator of drilling and production spending is fluctuation in rig count which the Company actively monitors to gauge market conditions and forecast product and service demand. A reduction in drilling activity could cause a decline in the demand for, or negatively affect the price of, some of the Company’s products and services. Domestic demand for oil and natural gas could also be uniquely affected by public attitude regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels, taxation of oil and gas, perception of “excess profits” of oil and gas companies, and anticipated changes in governmental regulation and policy.
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
The global credit and economic environment could impact worldwide demand for energy. Crude oil and natural gas prices continue to be volatile. A substantial or extended decline in oil or natural gas prices could impact customers’ spending for products and services. Demand for a significant number of the Company’s products and services is dependent upon the level of expenditures within the oil and gas industry for exploration, development and production of crude oil and natural gas reserves. Expenditures are sensitive to oil and natural gas prices, as well as the industry’s outlook regarding future oil and natural gas prices. Increased competition could also exert downward pressure on prices charged for Company products and services. Volatile economic conditions could weaken customer exploration and production expenditures, causing reduced demand for Company products and services and a significant adverse effect on the Company’s operating results. It is difficult to predict the pace of any industry growth, the direction of oil and natural gas prices, whether the economy will worsen, and to what extent these conditions could affect the Company.
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
At December 31, 2014, the Company had a $75 million revolving credit facility commitment, of which $8.5 million was drawn. The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at December 31, 2014. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. The current credit facility remains in effect until May 10, 2018.
The Company borrowed $50.0 million under a term loan on May 10, 2013. The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between the London Interbank Lending Rate (LIBOR) plus 2.25% to 2.75%. PNC Bank's base lending rate was 3.25% at December 31, 2014. At December 31, 2014, $35.5 million was outstanding under the term loan.
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
The Company has grown over the last several years through internal growth, strategic alliances, and, to a lesser extent, strategic business/asset acquisitions. The Company believes future success will depend, in part, on the Company’s ability to adapt to market opportunities and changes and to successfully integrate the operations of any businesses acquired. The following factors could result in strategic business difficulties:

•	lack of experienced management personnel;

•	increased administrative burdens;

•	lack of customer retention;

•	technological obsolescence;

•	infrastructure, technological, communication and logistical problems associated with large, expansive operations; and

•	failure to effectively integrate acquisitions, joint ventures or strategic alliances.
If the Company fails to manage potential difficulties successfully, including increased costs associated with growth, the Company’s operating results could be adversely impacted.

The Company’s ability to grow and compete could be adversely affected if adequate capital is not available.
The ability of the Company to grow and compete is reliant on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows from operations and the availability of equity and debt financing. The Company’s term and revolving loan agreements with its bank also restrict the Company’s various capital transactions or participation in various business acquisitions and combinations. The Company cannot guarantee cash flows from operations will be sufficient, or that the Company will continue to be able to obtain equity or debt financing on acceptable terms, or at all, in order to realize growth strategies. As a result, the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or to respond to competitive pressures.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which requires the Securities and Exchange Commission to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC-reporting company. The metals covered by these rules, which were adopted on August 22, 2012, include tin, tantalum, tungsten and gold. The Company and Company suppliers use some of these materials in their production processes.
In 2014, the Company established management systems and processes and completed due diligence in compliance with the requirements of Section 1502. In May 2014 the Company filed its first annual Conflict Minerals Report with the SEC. Future requirements for conducting Conflict Minerals due diligence may result in significant increased costs to the Company. Furthermore, failure of key suppliers to provide evidence of conflict free materials could impact the Company’s ability to acquire key raw materials and/or result is higher costs for those raw materials.

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
Revenue from the sale of products to customers outside the U.S. was approximately 17.6% of the Company’s 2014 annual revenue. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including:

•	governmental instability;

•	corruption;

•	war and other international conflicts;

•	civil and labor disturbances;

•	requirements of local ownership;

•	partial or total expropriation or nationalization;

•	currency devaluation; and

•	foreign laws and policies, each of which can limit the movement of assets or funds or result in the deprivation of contractual rights or appropriation of property without fair compensation.
Collections and recovery of rental tools from international customers and agents could also prove difficult due to inherent uncertainties in foreign law and judicial procedures. The Company could experience significant difficulty with collections or recovery due to the political or judicial climate in foreign countries where Company operations occur or in which the Company’s products are used.
The Company’s international operations must be compliant with the Foreign Corrupt Practices Act (the “FCPA”) and other applicable U.S. laws. The Company could become liable under these laws for actions taken by employees or agents. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the U.S. periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The U.S. government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries. The Company conducts, and will continue to conduct business in currencies other than the U.S. dollar. Historically, the Company has not hedged against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates.
The Company has no control over, and can provide no assurances that future laws and regulations will not materially impact the Company’s ability to conduct international business.

The loss of key customers could have an adverse impact on the Company’s results of operations and could result in a decline in the Company’s revenue.
The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. Revenue derived from the Company's three largest customers as a percentage of consolidated revenue for the years ended December 31, 2014, 2013 and 2012, totaled 29%, 30% and 35%, respectively. Customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Failure to collect for goods and services sold to key customers could have an adverse effect on the Company’s financial results, liquidity and cash flows.
The Company performs credit analysis on potential domestic customers, however credit analysis does not provide full assurance that customers will be willing and/or able to pay for goods and services purchased from the Company. Furthermore, collectability of international sales can be subject to the laws of foreign countries which may provide more limited protection to the Company in the event of a dispute over payment. Since sales to domestic and international customers are generally made on an unsecured basis, there can be no assurance of collectability. If one or more major customers are unwilling or unable to pay its debts to the Company, it could have an adverse effect of the Company’s financial results, liquidity and cash flows.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have an adverse effect on the Company’s ability to service customer’s needs and could result in a loss of customers.
Materials used in servicing and manufacturing operations as well as those purchased for sale are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Company facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the Energy Chemicals Technologies segment are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; phases of the general business cycle and global demand. The Drilling Technologies and Production Technologies segments purchase critical raw materials on the open market and, where able, from multiple suppliers, both domestically and internationally.
The Company maintains a three- to six-month supply of critical mud-motor inventory parts that the Company sources from China. This inventory stock position approximates the lead time required to secure these parts in order to avoid disruption of service to the Company’s customers. The Company’s inability to secure reasonably priced critical inventory parts in a timely manner would adversely affect the Company’s ability to provide service to potential customers. The Company sources the vast majority of motor parts from a national supplier. As part of the 2015 business plan, the Company is actively managing and developing relationships with back-up parts and service suppliers.
The Company currently does not hedge commodity prices. The Company may be unable to pass along price increases to its customers, which could result in a decline in revenue or operating profits.
The Company’s inability to develop new products or differentiate existing products could have an adverse effect on its ability to be responsive to customers’ needs and could result in a loss of customers.
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
The Company depends on the continued service of the Chief Executive Officer and President, the Chief Financial Officer, the Executive Vice President, Operations, and the Executive Vice President, Research and Development, who possess significant expertise and knowledge of the Company’s business and industry. Furthermore, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with all of these key members; however, at December 31, 2014 the Company only carries key man life insurance for the Chief Executive Officer and the Executive Vice President of Operations. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.
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
Regulations restricting volatile organic compounds ("VOC") exist in many states and/or communities which limit demand for certain products. Although citrus oil is considered a VOC, its health, safety, and environmental profile is preferred over other solvents (e.g., BTEX), which is currently creating new market opportunities around the world. Changes in the perception of citrus oils as a preferred VOC, increased consumer activism against hydraulic fracturing or other regulatory or legislative actions by governments could potentially result in materially reduced demand for the Company’s products and services and could adversely affect the Company’s business, financial condition, and results of operations.
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
The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders ownership interests. The Company is currently authorized to issue 80,000,000 shares of common stock. Additional shares are subject to issuance through various equity compensation plans or through the exercise of currently outstanding options. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have an adverse effect on the price of the Company’s common stock.
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
Under section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on the Company’s ability to utilize pre-change net operating losses (“NOLs”), and certain other tax attributes to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit the Company’s ability to utilize existing NOLs and tax attribute carryforwards for taxable years including or following an identified “ownership change.” Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an “ownership change.” Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could require the Company to pay U.S. federal income taxes in excess of that which would otherwise be required if such limitations were not in effect. Net operating losses and tax attributes could expire unused, in each instance reducing or eliminating the benefit of the NOLs and tax attributes. Similar rules and limitations may apply for state income tax purposes.
Disclaimer of Obligation to Update
Except as required by applicable law or regulation, the Company assumes no obligation (and specifically disclaims any such obligation) to update these risk factors or any other forward-looking statement contained in this Annual Report to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
At December 31, 2014, the Company operated 36 manufacturing and warehouse facilities in 11 U.S. states. The Company owns 15 of these facilities and the remainder are leased with lease terms that expire from 2015 through 2031. In addition, the Company's corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Energy Chemical Technologies	Owned	Marlow, Oklahoma
	Owned	Carthage, Texas
	Owned	Wheeler, Texas
	Leased	Raceland, Louisiana
	Leased	The Woodlands, Texas
	Owned	Waller, Texas
	Owned	Healdton, Oklahoma
	Leased	Plano, Texas
	Leased	Keller, Texas
	Leased	Coahoma, Texas
	Leased	Natoma, Kansas
Drilling Technologies	Owned	Oklahoma City, Oklahoma
	Owned	Houston, Texas
	Owned	Midland, Texas
	Owned	Robstown, Texas
	Owned	Vernal, Utah
	Owned	Evanston, Wyoming
	Leased	Bossier City, Louisiana
	Leased	New Iberia, Louisiana
	Leased	Pocola, Oklahoma
	Leased	Grand Prairie, Texas
	Leased	Houston, Texas
	Leased	Midland, Texas
	Leased	Odessa, Texas
	Leased	Pittsburgh, Pennsylvania
	Leased	Wysox, Pennsylvania
	Leased	Woodward, Oklahoma
	Leased	Casper, Wyoming
	Leased	Bryan, Texas
Production Technologies	Owned	Gillette, Wyoming
	Owned	Dickinson, North Dakota
	Owned	Vernal, Utah
	Leased	Farmington, New Mexico
	Leased	Gillette, Wyoming
	Leased	Denver, Colorado
Consumer and Industrial Chemical Technologies	Owned	Winter Haven, Florida

The Company considers owned and leased facilities to be in good condition and suitable for the conduct of business.
Item 3. Legal Proceedings.
From time to time, the Company may be party to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock began trading on the NYSE on December 27, 2007 under the stock ticker symbol “FTK.” As of the close of business on January 16, 2015, there were 53,364,905 shares of common stock outstanding held by approximately 14,750 holders of record. The Company's closing sale price of the common stock on the NYSE on January 16, 2015 was $16.31. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on common stock, and intends to continue to use earnings and other cash in the maintenance and expansion of its business. Further, the Company’s credit facility contains provisions that limit its ability to pay cash dividends on its common stock.
The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of common stock as reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal quarter ended:	2014		2013
	High	Low	High	Low
March 31,	$28.19	$18.67	$16.35	$12.54
June 30,	$32.66	$26.98	$18.00	$14.57
September 30,	$32.22	$25.65	$23.08	$17.85
December 31,	$25.23	$16.11	$23.46	$19.01
Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in the Company’s common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period beginning December 31, 2009 through December 31, 2014. The performance graph assumes $100 invested on December 31, 2009 in each of the Company’s common stock, the Russell 2000 Index and the Philadelphia Oil Service Index, and that all dividends were reinvested.

The following graph should not be deemed to be filed as part of this Annual Report, does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent the Company specifically incorporates the graph by reference.

	December 31,
	2009	2010	2011	2012	2013	2014
Flotek Industries, Inc.	$100	$407	$743	$910	$1,498	$1,389
Russell 2000 Index	$100	$125	$118	$136	$186	$193
Philadelphia Oil Service Index (OSX)	$100	$126	$111	$113	$144	$108

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual stock option compensation agreements.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,723,732	$11.98	2,269,585
Equity compensation plans not approved by security holders	—	—	—
Total	2,723,732	$11.98	2,269,585
Issuer Purchases of Equity Securities
In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2014, the Company has repurchased $10.4 million of its common stock under this repurchase program and $14.6 million may yet be used to purchase shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2014	10,482	$21.07	—	$25,000,000
November 1 to November 30, 2014	1,090	$21.90	—	$25,000,000
December 1 to December 31, 2014	621,374	$16.74	621,176	$14,604,569
Total	632,946	$16.82	621,176	$14,604,569

(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program.

Item 6. Selected Financial Data.
The following table sets forth certain selected historical financial data and should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report. The selected operating and financial position data as of and for each of the five years presented have been derived from audited consolidated Company financial statements, some of which appear elsewhere in this Annual Report.
During 2014, the Company made two small acquisitions and incurred insignificant non-recurring charges. The net income and non-recurring charges related to these acquisitions do not materially affect comparability. During 2013, the Company acquired Florida Chemical Company, Inc. for purchase consideration of $106.4 million.
During 2012, the Company recorded a reduction in the valuation allowance for deferred tax assets of $16.5 million. The Company incurred significant non-recurring charges during 2010 through 2012. During 2012, 2011 and 2010, the Company incurred losses on the extinguishment of debt of $7.3 million, $3.2 million and $1.0 million, respectively. During 2010, the Company recorded fixed asset and other intangible impairment charges of $9.3 million. Additionally, during 2012, 2011 and 2010, the Company recorded a change in the fair value of warrant liability of $2.6 million income, $9.6 million income, and $21.5 million expense, respectively.

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Operating Data
Revenue	$449,157	$371,065	$312,828	$258,785	$146,982
Income (loss) from operations	80,888	58,726	58,621	48,888	(6,267)
Net income (loss)	53,603	36,178	49,791	31,408	(43,465)
Earnings (loss) per share – Basic	$0.98	$0.70	$1.03	$0.60	$(1.94)
Earnings (loss) per share – Diluted	$0.97	$0.67	$0.97	$0.56	$(1.94)
Financial Position Data
Total assets	$423,276	$375,581	$219,867	$232,012	$184,807
Convertible senior notes, long-term
debt and capital lease obligations,
less discount and current portion	25,398	35,690	22,455	100,613	126,682
Stockholders’ equity (deficit)	306,003	249,752	154,730	78,298	(3,453)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included elsewhere in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results could differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report.
Executive Summary
Flotek is a global diversified, technology-driven company that develops and supplies oilfield products, services and equipment to the oil, gas and mining industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in consumer and industrial markets.
The Company’s oilfield businesses include specialty chemicals and logistics, down-hole drilling tools and production-related tools. Flotek’s technologies enable customers to drill wells more efficiently, increase well production and decrease well operating costs. The Company also provides automated bulk material handling, loading facilities and blending capabilities. The Company sources citrus oil domestically and internationally and is one of the largest processors of citrus oil in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemicals for use in numerous industries around the world, specifically the O&G industry.
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern and Mid-Continental regions of the U.S., Canada, Mexico, Central America, South America, Europe, Africa, Middle East, Australia and Asia-Pacific. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also serves customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies.

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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” below:
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies,

•	Chemistries that are economically viable, socially responsible and ecologically sound, and

•	Production technologies that improve production and production efficiencies in maturing wells.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A
	2014	2013	2012	2014 vs. 2013 % Change	2013 vs. 2012 % Change
Average North American Active Drilling Rigs
United States	1,862	1,761	1,919	5.7%	(8.2)%
Canada	379	353	364	7.4%	(3.0)%
Total	2,241	2,114	2,283	6.0%	(7.4)%
Average U.S. Active Drilling Rigs by Type
Vertical	376	435	552	(13.6)%	(21.2)%
Horizontal	1,275	1,102	1,151	15.7%	(4.3)%
Directional	211	224	216	(5.8)%	3.7%
Total	1,862	1,761	1,919	5.7%	(8.2)%
Oil vs. Natural Gas North American Drilling Rigs
Oil	1,745	1,606	1,621	8.7%	(0.9)%
Natural Gas	496	508	662	(2.4)%	(23.3)%
Total North America	2,241	2,114	2,283	6.0%	(7.4)%

US Average Wells Drilled per Rig	5.20	5.23	4.92	(0.6)%	6.3%
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity.
Well count: Baker Hughes, Inc. (www.bakerhughes.com); Well counts are the annual average of the reported quarterly wells/rig activity.
During year ended 2014, total North American active drilling rig count saw an increase when compared to the comparable periods of 2013 but a decrease compared to 2012. The increase in 2014 was primarily in horizontal rig types and rigs drilling in oil fields. While the U.S. drilling activity decreased by (8.2)% from 2012 to 2013, it increased by 5.7% in 2014 compared to 2013. However, the number of wells drilled per rig per quarter in 2014 has decreased to 5.20 from 5.23 for the same period in 2013.

Outlook for 2015

During the second half of 2014 the price of crude oil declined dramatically with the decline continuing in early 2015. As a result, most North American exploration and production companies - many of which are Flotek clients - have announced plans to significantly reduce their exploration and drilling activity in 2015. The Company expects the reduction in activity to create a more challenging environment in which to market its broad range of energy technologies, from chemistry to drilling and production technologies. Although the Company expects demand for its oil and gas related products and services in North America to be impacted by these industry conditions, the Company plans to continue aggressive marketing of its oil and gas based products and services including its Complex nano-Fluid® chemistries, Teledrift® product line, recently introduced Stemulator® product line and growing line of production technologies. While international markets may react differently than North American markets to the decline in crude prices, the Company expects similar market challenges around the globe. However, the Company believes there are a number of new market opportunities that remain available in the current price environment.
The Company expects capital spending to be approximately $25 million in 2015, inclusive of approximately $10 million for construction of major facilities, including the Company’s previously announced Global Research & Innovation headquarters in Houston and the Company’s chemistry manufacturing and research facility near Sohar, Oman, through its joint venture with Gulf Energy. The Company believes construction of these facilities should generate substantial value in 2016 and beyond. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
The Company’s new Global Research & Innovation headquarters in Houston will not only allow for the development of new energy chemistries but will allow expanded collaboration between clients, leaders from academia and Company scientists. The company believes these collaborative opportunities will become an important and distinguishing capability within the industry. The Company also plans to continue to expand the capabilities and use of its patent pending FracMaxTM software which should continue to enhance the Company’s sales and marketing efforts by validating the production and economic benefits of the Company’s core Complex nano-Fluid® chemistries.
The Company continues to pursue selected strategic relationships, both domestically and internationally, to expand its business:
In January, 2014, the Company acquired Eclipse IOR Services, LLC (“EOGA”), a leading enhanced oil recovery design and injection firm. EOGA’s expertise in enhanced oil recovery processes and the use of polymers to improve the performance of EOR projects have been combined with the Company’s previously existing EOR products and services.
In April, 2014, the Company acquired 100% of the membership interests in SiteLark, LLC (“SiteLark”). SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its service assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.
The outlook for the Company’s consumer and industrial chemistries will be driven by availability and demand for citrus oils and other bio-based raw materials. Current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business as well as the industrial markets. However, market price volatility may result in revenue and margin fluctuations from quarter to quarter.
Changes to global geo-political, global economic and industry events could have an impact, either positive or negative, on the Company’s business. In the event of significant adverse changes to the demand for oil and gas production and/or the market price for oil and gas, the market conditions affecting the Company could change quickly and materially. Should such adverse changes to market conditions occur, management believes the Company has adequate liquidity to withstand the impact of such changes while continuing to make strategic capital investments and acquisitions if and when opportunities arise. In addition, management believes the Company is well-positioned to take advantage of significant increases in demand for its products should market conditions improve dramatically in the near term.

Results of Operations (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenue	$449,157	$371,065	$312,828
Cost of revenue	266,198	223,538	181,209
Gross margin	182,959	147,527	131,619
Gross margin %	40.7%	39.8%	42.1%
Selling, general and administrative costs	87,146	78,197	66,415
Selling, general and administrative costs %	19.4%	21.1%	21.2%
Depreciation and amortization	9,738	7,273	4,410
Research and innovation costs	4,976	3,752	3,182
Gain on disposal of long-lived assets	211	(421)	(1,009)
Income from operations	80,888	58,726	58,621
Income from operations %	18.0%	15.8%	18.7%
Change in fair value of warrant liability	—	—	2,649
Interest and other expense, net	(2,004)	(1,776)	(15,812)
Income before income taxes	78,884	56,950	45,458
Income tax (expense) benefit	(25,281)	(20,772)	4,333
Net income	$53,603	$36,178	$49,791
Net income %	11.9%	9.7%	15.9%

Results for 2014 compared to 2013—Consolidated
Consolidated revenue for the year ended December 31, 2014 increased $78.1 million or 21.0%, from the prior corresponding period. The increase in revenue was primarily due to increased sales of stimulation chemical additives in our Energy Chemical Technologies segment and the incremental revenue from the acquisition of Florida Chemical in the second quarter of 2013 and the 2014 acquisition of EOGA.
Consolidated gross margin for the year ended December 31, 2014 increased $35.4 million, or 24.0%, from the prior corresponding period. Gross margin as a percentage of revenue increased to 40.7% for the year ended December 31, 2014 from 39.8% from the prior corresponding period, primarily attributable to improved margins in the drilling technologies segment.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs as a percentage of revenue declined from 21.1% to 19.4% for the year ended December 31, 2014 compared to the prior corresponding period as revenues grew faster than SG&A costs. SG&A costs increased $8.9 million, or 11.4%, for the year ended December 31, 2014 from the prior corresponding period primarily due to SG&A costs for the acquired companies discussed above and increased headcount and associated costs related to the pursuit of growth opportunities.
Depreciation and amortization expense not included in gross margin, for the year ended December 31, 2014 increased by $2.5 million, or 33.9% from the prior corresponding period. This increase was primarily attributable to the depreciation and amortization of assets recognized as part of the acquisition of Florida Chemical in the second quarter of 2013 and the acquisition of EOGA in the first quarter of 2014.
Research and Innovation ("R&I") expense for the year ended December 31, 2014 increased $1.2 million or 32.6% for the year ended December 31, 2014 from the prior corresponding period. The increase in R&I is primarily attributable to new product innovation and Flotek's commitment to remaining responsive to customer needs, increased demand and continued growth of our existing product lines.
Interest and other expense increased $0.2 million, or 12.8% for the year ended December 31, 2014 compared to the prior corresponding period.
The Company recorded an income tax provision of $25.3 million, yielding an effective tax rate of 32.0% for the year ended December 31, 2014 compared to an income tax provision of $20.8 million yielding an effective tax rate of 36.5% in the prior corresponding period. The change in the effective tax rate from 2013 to 2014 was primarily due to changes in state apportionment factors including the effect on state deferred tax assets and liabilities.

Results for 2013 compared to 2012—Consolidated
Consolidated revenue for the year ended December 31, 2013 increased $58.2 million, or 18.6%, from the prior corresponding period. The increase in revenue was primarily due to the acquisition of Florida Chemical, which contributed incremental revenue of $50.9 million during 2013. Excluding the impact of the acquisition, 2013 revenues increased $7.3 million or 2.3% when compared with 2012, while the total average North American drilling rig count decreased by 7.4%. Revenue increases in the Energy Chemical Technologies and Production Technologies segments were partially offset by revenue declines in the Drilling Technologies segment.
Consolidated gross margin for the year ended December 31, 2013 increased $15.9 million, or 12.1%, from the prior corresponding period. The increase in gross margin was primarily due to the increase in revenue. The gross margin percentage decline was primarily attributable to portfolio mix resulting from the inclusion of Florida Chemical in 2013 results and proportionately higher sales of non-proprietary products in the Energy Chemical Technologies segment and increasing costs of actuated tools in the Drilling Technologies segment. This decrease was partially offset by supply chain benefits from the Florida Chemical acquisition and proportionately higher sales of technology tools in the Drilling Technologies segment.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs for the year ended December 31, 2013 increased by $11.8 million, or 17.7% from the prior corresponding period. Excluding incremental SG&A costs of $4.9 million associated with the Florida Chemical business acquired, SG&A costs increased $6.9 million primarily due to costs incurred in 2013 related to executive severance ($1.0 million), implementation of the Company's new ERP system ($0.8 million), and expenses related to the pursuit of acquisitions and major initiatives in international markets ($1.7 million). Excluding these items and the incremental SG&A costs of the Florida Chemical business, SG&A costs increased $3.4 million or 5.1% primarily due to increases in headcount, general insurance, and travel related costs. SG&A costs as a percentage of revenue decreased from 21.2% to 21.1% for the year ended December 31, 2013 compared to the prior corresponding period.
Depreciation and amortization expense not included in gross margin, for the year ended December 31, 2013 increased by $2.9 million or 64.9% from the prior corresponding period. This increase was primarily attributable to incremental depreciation and amortization of assets recognized as part of the acquisition of Florida Chemical.
R&I expense for the year ended December 31, 2013 increased $0.6 million or 17.9% from the prior corresponding period. The increase in R&I is primarily attributable to new product innovation, and Flotek's commitment to remaining responsive to increased demand and continued growth of our product lines.
Interest and other expense for the year ended December 31, 2013 decreased by $14.0 million, or 88.8% from the prior corresponding period. The decline in interest expense was primarily due to the repayment of the Company's convertible notes of $50.3 million at the end of the fourth quarter of 2012 and $5.2 million during the first quarter of 2013.
The Company recorded an income tax provision of $20.8 million yielding an effective tax rate of 36.5% for the year ended December 31, 2013, compared to an income tax benefit of $4.3 million reflecting an effective tax rate of (9.5)% for the prior corresponding period. The Company's effective tax rate in 2012 was affected primarily by an $18.6 million decrease in the valuation allowance against a deferred tax asset. Additionally, fluctuations in effective tax rates have historically been impacted by non-cash changes in the fair value of the Company’s warrant liability and permanent tax differences.
Results by Segment

	Year ended December 31,
Energy Chemical Technologies (dollars in thousands)	2014	2013	2012
Revenue	$268,761	$200,932	$183,986
Gross margin	$117,867	$88,536	$81,438
Gross margin %	43.9%	44.1%	44.3%
Income from operations	$84,846	$65,396	$65,440
Income from operations %	31.6%	32.5%	35.6%

Results for 2014 compared to 2013—Energy Chemical Technologies
Energy Chemical Technologies revenue for the year ended December 31, 2014 increased $67.8 million, or 33.8%, from the prior corresponding period. Excluding the incremental revenue impact of the Florida Chemical, EOGA and SiteLark acquisitions of $10.5 million, revenue increased $57.3 million, or 28.5%, compared with the prior corresponding period, primarily due to the increased sales of stimulation chemical additives, largely the result of the introduction of the Company’s proprietary, patent-pending FracMax™ software which statistically demonstrates the positive production and economic impact of using Flotek’s CnF® chemistries in unconventional well completions. The FracMaxTM software has led to a record number of new validation projects and accelerated commercial acceptance of the Company’s CnF® completion chemistries.
Energy Chemical Technologies gross margin for the year ended December 31, 2014 increased $29.3 million, or 33.1%, from the prior corresponding period primarily due to the increase in product sales revenue. Gross margin as a percentage of revenue for the year ended December 31, 2014 was essentially unchanged at 43.9% compared to the prior corresponding period.
Income from operations for the Energy Chemical Technologies segment increased $19.5 million, or 29.7% for year ended December 31, 2014 compared to the prior corresponding period. This increase is primarily attributable to an increase in gross margin, partially offset by increased sales and marketing efforts in pursuit of growth opportunities and the Company’s continued commitment to its research and innovation efforts within Energy Chemical Technologies.

Results for 2013 compared to 2012—Energy Chemical Technologies
Energy Chemical Technologies revenue for year ended December 31, 2013 increased $16.9 million, or 9.2%, from the prior corresponding period. Excluding the incremental revenue impact of the Florida Chemical acquisition of $8.0 million, revenue increased $8.9 million, or 4.9% from the prior corresponding period. The increase in 2013 revenue excluding the Florida Chemical acquisition was primarily due to an increase in sales of stimulation chemicals of $7.5 million, or 4.6%. Throughout the year, customers increased usage of stimulation chemicals in the Rockies, South Texas and other North American basins.
Energy Chemical Technologies’ gross margin for the year ended December 31, 2013 increased $7.1 million, or 8.7% from the prior corresponding period. Gross margin percentage for 2013 declined 0.2% compared to the prior corresponding period primarily attributable to product portfolio mix resulting from proportionately higher sales of non-proprietary products partially offset by the supply chain benefits of the Florida Chemical acquisition.
Income from operations for the Energy Chemical Technologies segment was relatively flat for the year ended December 31, 2013 compared to 2012. Income from operations percentage for 2013 decreased 3.1% compared to the 2012. The decrease in income from operations percentage is primarily related to increased R&I, sales staff and travel costs incurred in pursuit of growth opportunities.

	Year ended December 31,
Consumer and Industrial Chemical Technologies (dollars in thousands)	2014	2013	2012
Revenue	$51,091	$42,927	$—
Gross margin	$12,897	$10,659	$—
Gross margin %	25.2%	24.8%	—%
Income from operations	$6,558	$6,260	$—
Income from operations %	12.8%	14.6%	—%

Results for 2014 compared to 2013—Consumer and Industrial Chemical Technologies
CICT revenue for the year ended December 31, 2014 increased $8.2 million or 19.0%, from the prior corresponding period, as the segment was created in the second quarter of 2013 upon the acquisition of Florida Chemical.
CICT gross margin for the year ended December 31, 2014 increased $2.2 million, or 21.0% from the prior corresponding period primarily due to the segment being created in the second quarter of 2013 upon the acquisition of Florida Chemical. Gross margin as a percentage of revenue increased to 25.2% for the year ended December 31, 2014 compared to 24.8% from the prior corresponding period.
Income from operations for the CICT segment increased $0.3 million, or 4.8%, for the year ended December 31, 2014 from the prior corresponding period primarily due to the increased revenue between the two periods.

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

	Year ended December 31,
Drilling Technologies (dollars in thousands)	2014	2013	2012
Revenue	$113,302	$112,406	$116,736
Gross margin	$45,651	$43,156	$45,709
Gross margin %	40.3%	38.4%	39.2%
Income from operations	$19,022	$18,306	$22,282
Income from operations %	16.8%	16.3%	19.1%

Results for 2014 compared to 2013—Drilling Technologies
Drilling Technologies revenue for the year ended December 31, 2014 increased $0.9 million, or 0.8% from the prior corresponding period primarily due to an increase in actuated tool rentals.

•
Rental revenue for the year ended December 31, 2014 increased by $3.7 million, or 6.0% from the prior corresponding period. Leading the increase was motor rentals which rose 52.9% along with growth of 96.5% in Stemulator® tool activity. This was partially offset by a decrease of 32.0% in other tool rental types and flat activity for Teledrift® year over year.

•
Product sales revenue for the year ended December 31, 2014 decreased by $2.5 million, or 6.8%, from the prior corresponding period, primarily due to decreased domestic float and motor product sales revenue and decreased international drill pipe sales.

•	Service revenue for the year ended December 31, 2014 decreased $0.3 million, or 2.0%, from the prior corresponding period primarily related to decreased rig service jobs and inspections.

Drilling Technologies gross margin for the year ended December 31, 2014 increased $2.5 million, or 5.8%, from the prior corresponding period and increased to 40.3% as a percentage of revenue compared to 38.4% from year end 2013. This was primarily due to increased material margins on the actuated tool rentals as a direct result of repair cost decreases and direct expense controls put in place during 2014.

Drilling Technologies income from operations for the year ended December 31, 2014 increased by $0.7 million or 3.9% from the prior corresponding period. Income from operations as a percentage of revenue increased to 16.8% for the year ended December 31, 2014 from 16.3% in the prior corresponding period. These increases were also due to increased material margins and direct expense controls mentioned above.

Results for 2013 compared to 2012—Drilling Technologies
Drilling Technologies revenue for the year ended December 31, 2013 decreased $4.3 million or 3.7% from the prior corresponding period. Revenue declines can be primarily attributed to a decline in actuated tool rentals. A 21% decline in vertical wells in 2013 compared to 2012 has limited the opportunities for renting tools directly to operators.

•
Product Revenue: Product revenue was relatively flat for the year ended December 31, 2013 compared to the prior corresponding period, increasing by $0.6 million or 1.7% due to improved sales of motor equipment that was a result of higher sales to existing customers

•
Rental Revenue: Rental revenue for the year ended December 31, 2013 decreased by $6.1 million or 9.0% in comparison to the 2012 period. This decline is due to an $11.1 million or 42.0% decrease in actuated tool rentals caused by increased competition, competitive pricing pressure, strategic selection of higher margin rental jobs, and the above mentioned decline in vertical wells. Partially offsetting the actuated tool decrease was an increase in Teledrift® and Pro Series MWD rentals where international growth of 31.0% in South America, the Middle East, Canada and Kazakhstan mitigated the loss of revenue in the US. Also offsetting the actuated tool decline was revenue growth for the new Stemulator® tool, which was introduced in the last half of 2013, as well as existing drilling tool rentals (stabilizers, reamers, collars, etc.)

•
Service Revenue: The service revenue for the year ended December 31, 2013 increased $1.1 million, or 8.7% from the prior corresponding period. The increased service revenue was primarily related to increased rig installations, inspections and increased pricing of services offered in the market

Drilling Technologies gross margin for the year ended December 31, 2013 decreased by $2.6 million, or 5.6%, from the prior corresponding period due to the sales decrease and actuated tool cost increases. As a percentage of revenue gross margin declined by only 0.8% as a result of actuated tool cost increases partially offset by an improved product mix resulting from proportionately higher sales of higher margin Teledrift® series tools, Stemulator® tool and other drilling tools and services.
Drilling Technologies income from operations for the year ended December 31, 2013 decreased by $4.0 million, or 17.8% and by 2.8% as a percentage of revenue from the prior corresponding period. This decline was primarily due to the lower revenue and gross margins, increased sales force related costs, medical costs, and general insurance expenses.

	Year ended December 31,
Production Technologies (dollars in thousands)	2014	2013	2012
Revenue	$16,003	$14,800	$12,106
Gross margin	$6,544	$5,176	$4,472
Gross margin %	40.9%	35.0%	36.9%
Income from operations	$3,246	$3,060	$3,395
Income from operations %	20.3%	20.7%	28.0%

Results for 2014 compared to 2013—Production Technologies
Revenue for the Production Technologies segment for the year ended December 31, 2014 revenue increased by $1.2 million, or 8.1% from the prior corresponding period as sales of PetrovalveTM tools and lifting units rose by $4.6 million, or 152.9% in 2014. Offsetting those revenue increases was a decrease in equipment sales and related services of $3.5 million, or 31.1% in coal-bed methane related business.
Production Technologies gross margin increased by $1.4 million, or 26.4% for the year ended December 31, 2104. Gross margin as a percentage of revenue increased to 40.9% compared to 35.0%, from the prior corresponding period, primarily due to the higher margins associated with the international valve sales and slight improvement in margins on pump equipment.
Income from operations increased by $0.2 million, or 6.1% for the year ended December 31, 2014, from the prior corresponding period, primarily due to the increased material margins mentioned above partially offset by SG&A expenses which increased by 55.6% due to costs attributable to employee-related expenses as the segment continues to refocus and reposition for growth in the market.
Results for 2013 compared to 2012—Production Technologies
Production Technologies revenue is primarily derived from coal bed methane (“CBM”) drilling activity, and is impacted by the price of natural gas; although the segment is starting to diversify into more oil related equipment sales and service. Revenue for the Production Technologies segment for the year ended December 31, 2013 increased by $2.7 million, or 22.3% from the prior corresponding period. The introduction of SSI Lift Systems in the second half of 2013; as well as increased pump and pump equipment sales led to the revenue increase. This increase is due to a slight rebound in the gas workover drilling market, additional installations in 2013, and more oil related equipment sales.
Production Technologies gross margins increased for the year ended December 31, 2013 by $0.7 million or 15.7% from the prior corresponding period due to the increased sales. As a percentage of revenue, gross margin has declined by 1.9% from the prior corresponding period as the increase in revenue in 2013 is almost entirely made up of oil related surface pump equipment which carries much lower margins than the international valve sales, which were flat year over year.

Income from operations decreased $0.3 million or 9.9%, for the year ended December 31, 2013 from the prior corresponding period. Operating income in 2013 would have remained the same as 2012 without the onetime gain on disposal of an operational asset included in 2012 operating results.
Capital Resources and Liquidity
Overview
The Company's ongoing capital requirements arise from the Company's needs to service debt, acquire and maintain equipment, fund working capital requirements and when the opportunities arise, to make strategic acquisitions. The Company funds its operating and capital requirements through operating cash flows and debt financing.
The Company's primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility of up to $75 million and a term loan secured by substantially all of the Company's domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. As of December 31, 2014, the Company had $8.5 million in outstanding borrowings under the revolving credit facility and $35.5 million outstanding under the term loan. At December 31, 2014, the Company was in compliance with all debt covenants. Significant terms of the Company's credit facility are discussed in Part II, Item 8 - "Financial Statements and Supplementary Data" in Note 10 of "Notes to Consolidated Financial Statements" herein.
At December 31, 2014, the Company remained compliant with the continued listing standards of the NYSE.
Cash and cash equivalents totaled $1.3 million at December 31, 2014. During 2014, the Company generated $48.8 million of cash inflows from operations (net of $28.9 million expended in working capital), received gross proceeds of $357.2 million from the issuance of new debt and received $4.6 million in proceeds related to lost-in-hole and asset sales activity. Offsetting these cash inflows, the Company paid $5.7 million associated with the purchases of EOGA and SiteLark, paid down $375.2 million of debt, used $19.9 million in capital expenditures and $10.4 million to repurchase common stock.
Liquidity
The Company plans to spend approximately $25 million for committed and planned capital expenditures, inclusive of approximately $10 million for major facilities in R & I and Oman that will be initiated in 2015. The Company expects to generate sufficient cash from operations to fund its capital expenditures and make required payments on the term loan, including any prepayments that may be required under the credit facility agreement. If necessary, the Company will utilize its available capacity under the revolving credit agreement to fulfill its liquidity needs. Any excess cash generated may be used to pay down the level of debt, repurchase company stock or be retained for future use. The Company may pursue acquisitions when strategic opportunities arise and may access external financing to fund those acquisitions, if needed.
Cash Flows
Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$48,822	$39,548	$49,515
Net cash used in investing activities	(21,703)	(62,700)	(15,200)
Net cash (used in) provided by financing activities	(28,440)	23,501	(78,301)
Effect of changes in exchange rates on cash and cash equivalents	(143)	(319)	4
Net (decrease) increase in cash and cash equivalents	$(1,464)	$30	$(43,982)

Operating Activities
During 2014, 2013 and 2012, cash from operating activities totaled $48.8 million, $39.5 million and $49.5 million, respectively. Consolidated net earnings for 2014 totaled $53.6 million, compared to consolidated net earnings of $36.2 million for 2013 and consolidated net earnings of $49.8 million for 2012.
Noncash items recognized in 2014 totaled $24.2 million, consisting primarily of depreciation and amortization expense ($17.8 million), stock compensation expense ($10.5 million), changes to deferred income taxes ($1.5 million) and provisions related to accounts receivables and inventories ($0.8 million) partially offset by gain on sale of assets ($3.4 million) and excess tax benefit related to share-based awards ($3.4 million).

Noncash items recognized in 2013 totaled $22.7 million, consisting primarily of depreciation and amortization expense ($15.1 million), stock compensation expense ($10.9 million), provisions related to accounts receivables and inventories ($1.9 million) partially offset by gains on the sale of assets ($4.6 million) and excess tax benefit related to share-based awards ($1.7 million).

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

During 2014 changes in working capital used $28.9 million, primarily consisting of increased inventories ($23.1 million), higher receivables ($13.7 million), increased other current assets ($6.4 million), partially offset by higher payables ($13.1 million) and higher income taxes payables ($1.4 million).
During 2013 changes in working capital used $19.3 million in cash, primarily consisting of lower payables ($21.3 million), higher receivables ($9.9 million), partially offset by lower inventories ($4.5 million), higher accrued liabilities ($4.1 million) and higher income taxes payables ($2.2 million).
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
Investing Activities
During 2014 investing activities used cash of $21.7 million, including $19.9 million in capital expenditures and $5.7 million associated with the purchase of Eclipse IOR Services, LLC and SiteLark, LLC, partially offset by proceeds from sales of assets ($4.6 million).
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
During 2012, investing activities used cash of $15.2 million. Capital expenditures were $20.7 million and were partially offset with proceeds from the sale of assets of $5.5 million.
Financing Activities
During 2014, financing activities used cash of $28.4 million primarily related to the net repayment of the revolving line of credit ($7.8 million), payments on the term loan ($10.3 million) and net equity related transactions ($10.0 million) primarily the repurchase of common stock.
During 2013, financing activities generated $23.5 million primarily related to borrowings under the Company’s term loan ($26.2 million), and revolving line of credit ($16.3 million), partially offset by debt payments ($13.2 million) and equity related transactions ($4.5 million) primarily purchase of treasury stock. The increase borrowings under the term loan and the revolving line of credit were related to the Company’s acquisition of Florida Chemical.
Financing activities used $78.3 million in cash during 2012 for the payments on capital lease obligations and the retirement of convertible notes ($102.4 million) and the purchases of treasury stock for tax withholding purposes ($2.0 million). Cash outflows for financing activities were partially offset by proceeds from the issuance of our 2012 Term Loan ($25.0 million).
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
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-

balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014, the Company was not involved in any unconsolidated SPEs.
The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
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
Material contractual obligations consist of repayment of amounts borrowed under the Company's Credit Facility and payment of operating lease obligations. Contractual obligations at December 31, 2014 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Term loan	35,541	10,143	14,286	11,112	—
Estimated interest expense on term loan (1)	3,262	1,369	1,696	197	—
Borrowings under revolving credit facility (2)	8,500	8,500	—	—	—
Operating lease obligations	25,208	2,440	4,921	3,929	13,918
Total	$72,511	$22,452	$20,903	$15,238	$13,918

(1)	For the purpose of this calculation, interest rates on variable rate obligations remain unchanged from December 31, 2014.

(2)	The borrowing is classified as current debt. The weighted-average interest rate was 3.75% at December 31, 2014.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenue and expenses during the reporting period. Significant accounting policies are described in Note 2 "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements. The Company believes the following accounting policies are critical due to the significant, subjective and complex judgments and estimates required when preparing the consolidated financial statements. The Company regularly reviews judgments, assumptions and estimates to the critical accounting policies.
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
Revenue and associated accounts receivable in the Energy Chemicals technologies, Consumer and Industrial Chemical Technologies, Drilling Technologies and Production Technologies segments are recorded at the agreed price when the aforementioned conditions are met. Generally a signed proof of obligation is obtained from the customer (delivery ticket or field bill for usage). Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.
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
Revenue for equipment sold by the Production Technologies segment is recorded net of any credit issued for return of an item for refurbishment under the equipment exchange program.
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
The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2014, the allowance was 1.1% of gross accounts receivable, compared to an allowance of 1.3% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.
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
The Company regularly reviews inventory quantities on hand and records provisions or impairments for excess or obsolete inventory based on the Company’s forecast of product demand, historical usage of inventory on hand, market conditions, production and procurement requirements and technological developments. Significant or unanticipated changes in market conditions or Company forecasts could affect the amount and timing of provisions for excess and obsolete inventory and inventory impairments.
Significant changes have not been made in the methodology used to estimate the reserve for excess and obsolete inventory or impairments during the past three years. Specific assumptions are updated at the date of each evaluation to consider Company experience and current industry trends. Significant judgment is required to predict the potential impact which the current business climate and evolving market conditions could have on the Company’s assumptions. Changes which may occur in the energy industry are hard to predict and they may occur rapidly. To the extent that changes in market conditions result in adjustments to management assumptions, impairment losses could be realized in future periods.
At December 31, 2014, the Company recorded impairments for all inventory items recognized in the allowance for excess and obsolete inventory.
Business Combinations
The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and any non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and any non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and Flotek and the value of the acquired assembled workforce. Acquisition-related expenses are recognized separately from the business acquisition and are recognized as expenses as incurred.

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
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At December 31, 2014, only three reporting units, Energy Chemical Technologies, Consumer and Industrial Chemical Technologies and Drilling Technologies, have a goodwill balance.
During annual goodwill impairment testing in 2014, 2013 and 2012, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. Based on its qualitative assessment, the Company concluded that there was no indication of the need for an impairment of goodwill as of the fourth quarter of 2014, 2013 or 2012, and therefore no further testing was required.
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
In 2014, while testing annual indefinite lived intangible assets for impairment, the Company first assessed qualitative factors to determine whether it was necessary to perform the impairment test. Based on its qualitative assessment, the Company concluded that there was no indication of the need for an impairment of indefinite lived intangibles as of the fourth quarter of 2014, and therefore no further testing was required.
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
No impairment was recorded for property and equipment and intangible assets with indefinite or determinable lives during 2014, 2013 and 2012.
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
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2014, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure. The Company's policy is to record interest and penalties related to income tax matters as income tax expense.
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
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Part II, Item 8.—“Financial Statements and Supplementary Data,” Note 2—Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements.

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
Interest Rate Risk
The Company is exposed to the impact of interest rate changes on any outstanding indebtedness under the revolving credit facility agreement and the term loan agreement both of which have a variable interest rate. The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at December 31, 2014 and would have permitted borrowing at rates ranging between 3.75% and 4.25%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2014, $8.5 million was outstanding under the revolving credit facility as base rate loans at an interest rate of 3.75%.
The Company increased borrowing to $50.0 million under the term loan on May 10, 2013. Monthly principal payments of $0.6 million are required. The unpaid balance of the term loan is due May 10, 2018. The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.25% to 2.75%. At December 31, 2014, $35.5 million was outstanding under the term loan, with $0.5 million borrowed as base rate loans at an interest rate of 4.50% and $35.0 million borrowed as LIBOR loans at an interest rate of 2.41%.
Foreign Currency Exchange Risk
The Company presently has limited exposure to foreign currency risk. During 2014, less than 1% of revenue was demarcated in non-US dollar currencies, and virtually all assets and liabilities of the Company are denominated in US dollars. However, as the Company expands its international operations, non-US denominated activity is likely to increase. The Company has historically performed no swaps and no foreign currency hedges. The Company may utilize swaps or foreign currency hedges in the future.
Commodity Risk
The Company is one of the largest processors of citrus oils in the world, and therefore has a commodity risk inherent in orange harvests. In recent years, citrus greening has disrupted citrus fruit production in Florida and Brazil which caused raw material feedstock cost to increase. The Company believes that adequate global supply is available to meet the Company’s needs and the needs of general chemistry markets at this time. The Company relies upon diverse, long-term strategic supply relationships to meet its raw material needs which are expected to remain in place for the foreseeable future. Price increases have been passed along to the Company's customers. The Company presently does not have any futures contracts and it does not plan to utilize these in the foreseeable future.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited Flotek Industries, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Flotek Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Flotek Industries, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated January 27, 2015 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP
Houston, Texas
January 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flotek Industries, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flotek Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated January 27, 2015 expressed an unqualified opinion on the effectiveness of Flotek Industries, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP
Houston, Texas
January 27, 2015

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,266	$2,730
Accounts receivable, net of allowance for doubtful accounts of $847 and $872 at December 31, 2014 and 2013, respectively	78,624	65,016
Inventories, net	85,958	63,132
Deferred tax assets, net	2,696	2,522
Other current assets	11,055	4,261
Total current assets	179,599	137,661
Property and equipment, net	86,111	79,114
Goodwill	71,131	66,271
Deferred tax assets, net	12,907	15,012
Other intangible assets, net	73,528	77,523
TOTAL ASSETS	$423,276	$375,581
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,185	$19,899
Accrued liabilities	12,314	12,778
Income taxes payable	1,307	3,361
Interest payable	93	111
Current portion of long-term debt	18,643	26,415
Total current liabilities	65,542	62,564
Long-term debt, less current portion	25,398	35,690
Deferred tax liabilities, net	25,982	27,575
Total liabilities	116,922	125,829
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 54,633,726 shares issued and 53,357,811 shares outstanding at December 31, 2014; 58,265,911 shares issued and 51,804,078 shares outstanding at December 31, 2013	5	6
Additional paid-in capital	254,233	266,122
Accumulated other comprehensive income (loss)	(502)	(359)
Retained earnings (accumulated deficit)	52,762	(841)
Treasury stock, at cost; 449,397 and 5,394,178 shares at December 31, 2014 and 2013, respectively	(495)	(15,176)
Flotek Industries, Inc. stockholders' equity	306,003	249,752
Noncontrolling interests	351	—
Total equity	306,354	249,752
TOTAL LIABILITIES AND EQUITY	$423,276	$375,581
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue	$449,157	$371,065	$312,828
Cost of revenue	266,198	223,538	181,209
Gross margin	182,959	147,527	131,619
Expenses:
Selling, general and administrative	87,146	78,197	66,415
Depreciation and amortization	9,738	7,273	4,410
Research and development	4,976	3,752	3,182
Loss (gain) on disposal of long-lived assets	211	(421)	(1,009)
Total expenses	102,071	88,801	72,998
Income from operations	80,888	58,726	58,621
Other income (expense):
Loss on extinguishment of debt	—	—	(7,257)
Change in fair value of warrant liability	—	—	2,649
Interest expense	(1,610)	(2,092)	(8,103)
Other income (expense), net	(394)	316	(452)
Total other income (expense)	(2,004)	(1,776)	(13,163)
Income before income taxes	78,884	56,950	45,458
Income tax (expense) benefit	(25,281)	(20,772)	4,333
Net income	$53,603	$36,178	$49,791

Earnings per common share:
Basic earnings per common share	$0.98	$0.70	$1.03
Diluted earnings per common share	$0.97	$0.67	$0.97
Weighted average common shares:
Weighted average common shares used in computing basic earnings per common share	54,511	51,346	48,185
Weighted average common shares used in computing diluted earnings per common share	55,526	53,841	53,554
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$53,603	$36,178	$49,791
Other comprehensive income (loss):
Foreign currency translation adjustment	(143)	(319)	4
Comprehensive income	$53,460	$35,859	$49,795

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2011	51,958	$5	1,358	$(1,667)	$166,814	$(44)	$(86,810)	$—	$78,298
Net income	—	—	—	—	—	—	49,791	—	49,791
Foreign currency translation adjustment	—	—	—	—	—	4	—	—	4
Fair value of warrant liability reclassified to additional paid-in capital	—	—	—	—	13,973	—	—	—	13,973
Stock issued under employee stock purchase plan	—	—	(15)	—	161	—	—	—	161
Stock warrants exercised	348	—	—	—	421	—	—	—	421
Stock options exercised	68	—	—	—	167	—	—	—	167
Restricted stock granted	750	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	30	—	—	—	—	—	—
Treasury stock purchased	—	—	166	(2,034)	—	—	—	—	(2,034)
Excess tax benefit related to share-based awards	—	—	—	—	528	—	—	—	528
Stock compensation expense	—	—	—	—	13,421	—	—	—	13,421
Return of borrowed shares under share lending agreement	—	—	659	—	—	—	—	—	—
Balance, December 31, 2012	53,124	$5	2,198	$(3,701)	$195,485	$(40)	$(37,019)	$—	$154,730
Net income	—	—	—	—	—	—	36,178	—	36,178
Foreign currency translation adjustment	—	—	—	—	—	(319)	—	—	(319)
Issuance cost of preferred stock and detachable warrants	—	—	—	—	(200)	—	—	—	(200)
Stock issued under employee stock purchase plan	—	—	(44)	—	824	—	—	—	824
Stock warrants exercised	267	—	—	—	323	—	—	—	323
Stock options exercised	572	—	—	—	4,397	—	—	—	4,397
Restricted stock granted	802	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	115	—	—	—	—	—	—
Stock granted in incentive performance plan	217	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	448	(7,568)	—	—	—	—	(7,568)
Excess tax benefit related to share-based awards	—	—	—	—	1,668	—	—	—	1,668
Stock surrendered for exercise of stock options	—	—	237	(3,907)	—	—	—	—	(3,907)
Stock compensation expense	—	—	—	—	10,914	—	—	—	10,914
Stock issued in Florida Chemical Company acquisition	3,284	1	—	—	52,711	—	—	—	52,712
Return of borrowed shares under share lending agreement	—	—	2,440	—	—	—	—	—	—
Balance, December 31, 2013	58,266	$6	5,394	$(15,176)	$266,122	$(359)	$(841)	$—	$249,752
Net income	—	—	—	—	—	—	53,603	—	53,603
Foreign currency translation adjustment	—	—	—	—	—	(143)	—	—	(143)
Stock issued under employee stock purchase plan	—	—	(43)	—	906	—	—	—	906
Common stock issued in payment of accrued liability	27	—	—	—	600	—	—	—	600
Stock warrants exercised	1,277	—	—	—	1,545	—	—	—	1,545
Stock options exercised	312	—	—	—	1,660	—	—	—	1,660
Restricted stock granted	526	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	61	—	—	—	—	—	—
Stock granted in incentive performance plan	—	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	243	(6,294)	—	—	—	—	(6,294)
Stock surrendered for exercise of stock options	—	—	46	(1,198)	—	—	—	—	(1,198)
Excess tax benefit related to share-based awards	—	—	—	—	3,448	—	—	—	3,448
Stock compensation expense	—	—	—	—	10,476	—	—	—	10,476
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	351	351
Stock issued in EOGA acquisition	94	—	—	—	1,894	—	—	—	1,894
Stock issued in SiteLark acquisition	5	—	—	—	149	—	—	—	149
Repurchase of Common Stock	—	—	621	(10,395)	—	—	—	—	(10,395)
Retirement of Treasury Stock	(5,873)	(1)	(5,873)	32,568	(32,567)	—	—	—	—
Balance, December 31, 2014	54,634	$5	449	$(495)	$254,233	$(502)	$52,762	$351	$306,354
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$53,603	$36,178	$49,791
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of warrant liability	—	—	(2,649)
Depreciation and amortization	17,848	15,109	11,583
Amortization of deferred financing costs	343	169	946
Accretion of debt discount	—	55	3,710
Provision for doubtful accounts	481	570	512
Provision for inventory reserves and market adjustments	358	1,330	2,079
Gain on sale of assets	(3,407)	(4,565)	(4,819)
Stock compensation expense	10,476	10,914	13,421
Deferred income tax provision (benefit)	1,502	793	(18,746)
Excess in tax benefit related to share-based awards	(3,448)	(1,668)	(528)
Non-cash loss on extinguishment of debt	—	—	4,841
Changes in current assets and liabilities:
Restricted cash	—	150	—
Accounts receivable	(13,749)	(9,862)	1,796
Inventories	(23,096)	4,523	(9,368)
Other current assets	(6,388)	936	(2,073)
Accounts payable	13,147	(21,326)	2,527
Accrued liabilities	(224)	4,053	(1,894)
Income taxes payable	1,394	2,194	369
Interest payable	(18)	(5)	(1,983)
Net cash provided by operating activities	48,822	39,548	49,515
Cash flows from investing activities:
Capital expenditures	(19,907)	(15,007)	(20,701)
Proceeds from sale of assets	4,639	5,788	5,521
Payments for acquisitions, net of cash acquired	(5,704)	(53,396)	—
Purchase of patents and other intangible assets	(731)	(85)	(20)
Net cash used in investing activities	(21,703)	(62,700)	(15,200)
Cash flows from financing activities:
Repayments of indebtedness	(10,292)	(13,206)	(102,438)
Proceeds from borrowings	—	26,190	25,000
Borrowings on revolving credit facility	357,183	313,396	—
Repayments on revolving credit facility	(364,955)	(297,124)	—
Debt issuance costs	(399)	(1,293)	(106)
Issuance costs of preferred stock and detachable warrants	—	(200)	—
Excess tax benefit related to share-based awards	3,448	1,668	528
Purchase of treasury stock	(6,294)	(7,568)	(2,034)
Proceeds from sale of common stock	906	824	161
Repurchase of common stock	(10,395)	—	—
Proceeds from exercise of stock options	462	491	167
Proceeds from exercise of warrants	1,545	323	421
Proceeds from noncontrolling interest	351	—	—
Net cash (used in) provided by financing activities	(28,440)	23,501	(78,301)
Effect of changes in exchange rates on cash and cash equivalents	(143)	(319)	4
Net (decrease) increase in cash and cash equivalents	(1,464)	30	(43,982)
Cash and cash equivalents at beginning of year	2,730	2,700	46,682
Cash and cash equivalents at end of year	$1,266	$2,730	$2,700

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global, diversified, technology-driven supplier of energy chemicals and consumer and industrial chemicals and is a global developer and supplier of drilling, completion and production technologies and related services.
Flotek's strategic focus, and that of its diversified subsidiaries (collectively referred to as the “Company”), includes energy related chemical technologies, drilling and production technologies, and consumer and industrial chemical technologies. Within energy technologies, the Company provides oilfield specialty chemicals and logistics, down-hole drilling tools and production related tools used in the energy and mining industries. Flotek's products and services enable customers to drill wells more efficiently, to realize increased production from both new and existing wells and to decrease future well operating costs. Major customers include leading oilfield service providers, pressure-pumping service companies, onshore and offshore drilling contractors, and major and independent oil and gas exploration and production companies. Within consumer and industrial chemical technologies, the Company provides products for the flavor and fragrance industry and the industrial chemical industry. Major customers include food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company is headquartered in Houston, Texas, with operating locations in Colorado, Florida, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming, Canada, the Netherlands and the Middle East. Flotek’s products are marketed both domestically and internationally, with international presence and/or initiatives in over 20 countries.
Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP”).
The consolidated financial statements include the accounts of Flotek Industries, Inc. and all wholly-owned subsidiary corporations. Where Flotek owns less than 100% of the share capital of its subsidiaries, but is still considered to have sufficient ownership to control the business, results of the business operations are consolidated within the Company's financial statements. The ownership interests held by other parties are shown as noncontrolling interests.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
Cash Management
The Company uses a controlled disbursement account for its main cash account. Under this system, outstanding checks can be in excess of the cash balances at the bank before the disbursement account is funded, creating a book overdraft. Book overdrafts on this account are presented as a current liability in accounts payable in the consolidated balance sheets.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Balance, beginning of year	$872	$714	$571
Charged to provision for doubtful accounts	481	570	512
Write-offs	(506)	(412)	(369)
Balance, end of year	$847	$872	$714

Inventories
Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or market. Finished goods inventories include raw materials, direct labor and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. Historically, the Company recorded a provision for excess and obsolete inventory. Impairment or provisions are based primarily on forecasts of product demand, historical trends, market conditions, production or procurement requirements and technological developments and advancements.
Property and Equipment
Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including assets held under capital leases, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold
improvements	2-30 years
Machinery, equipment and rental
tools	7-10 years
Furniture and fixtures	3 years
Transportation equipment	2-5 years
Computer equipment and software	3-7 years

Property and equipment are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying value of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying value of the asset and the net proceeds received.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. The unamortized amount of capitalized software was $4.1 million at December 31, 2014.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Business Combinations
The Company includes the results of operations of its acquisitions in its consolidated results, prospectively from the date of acquisition. Acquisitions are accounted for by applying the acquisitions method. The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and any non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and any non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and Flotek and the value of the acquired assembled workforce. Acquisition-related expenses are recognized separately from the business acquisition and are recognized as expenses as incurred.
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
Drilling revenue is recognized upon receipt of a signed and dated field billing ticket from the customer. Customers are charged contractually agreed amounts for oilfield rental equipment damaged or lost-in-hole (“LIH”). LIH proceeds are recognized as revenue and the associated carrying value is charged to cost of sales. LIH revenue totaled $4.7 million, $5.9 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders, adjusted for the effect of assumed conversions of convertible notes and preferred stock, by the weighted average number of common shares outstanding, including potentially dilutive common share equivalents, if the effect is dilutive. Potentially dilutive common shares equivalents consist of incremental shares of common stock issuable upon exercise of stock options and warrants, settlement of restricted stock units, and conversion of convertible notes and convertible preferred stock.
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
(b) New Accounting Requirements and Disclosures
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which amends the definition of a discontinued operation by raising the threshold for a disposal to qualify as discontinued operations. The ASU will also require entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The pronouncement is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) of components initially classified as held for sale in periods

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning on or after December 15, 2014. Early adoption is permitted. The Company is currently evaluating this guidance and does not expect that adoption will have a material effect on the consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.
In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations: Pushdown Accounting." This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective on November 18, 2014. Implementation of this standard is not expected to have a material effect on the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Acquisitions
On May 10, 2013, the Company acquired Florida Chemical Company, Inc. ("Florida Chemical"), one of the world's largest processors of citrus oils and a pioneer in solvent, chemical synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. The acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. This expands the Company's business into consumer and industrial chemical technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company acquired 100% of the outstanding shares of Florida Chemical's common stock. The purchase consideration transferred was as follows (in thousands):

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The acquisition was financed through increased long term debt of $25 million, additional borrowings on the Company's revolving credit facility of $28.7 million and the issuance of 3.3 million shares of the Company's common stock. Results of Florida Chemical's operations are included in the Company's consolidated financial statements from the date of acquisition. The Company's consolidated statements of operations for the year ended December 31, 2013 include $50.9 million of revenue and $10.0 million of income from operations related to the operations of Florida Chemical.
The Company incurred $1.4 million of acquisition costs in connection with the transaction which have been expensed as incurred and included in selling, general and administrative expenses.
During the quarter ended September 30, 2014, the Company identified and recorded a final adjustment related to the acquisition of Florida Chemical. Current deferred tax assets were increased by $1.2 million with a corresponding decrease to goodwill within the consumer and industrial chemical technologies reporting unit. This final adjustment was not significant relative to the total consideration paid for Florida Chemical and, therefore, the final adjustment has not been retrospectively applied to the Company's balance sheet as of December 31, 2013. This adjustment, if recorded in 2013, would have had no impact on the 2013 consolidated statements of operations and cash flows.
On January 1, 2014, the Company acquired 100% of the membership interests in Eclipse IOR Services, LLC ("EOGA"), a leading Enhanced Oil Recovery ("EOR") design and injection firm, for $5.3 million in cash consideration, net of cash received, and 94,354 shares of the Company's common stock. EOGA’s enhanced oil recovery processes and its use of polymers to improve the performance of EOR projects has been combined with the Company’s existing EOR products and services.
On April 1, 2014, the Company acquired 100% of the membership interests in SiteLark, LLC ("SiteLark") for $0.4 million in cash and 5,327 shares of the Company's common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$2,043	$52,711	$—
Final Florida Chemical acquisition adjustment	1,162	—	—
Fair value of warrant liability reclassified to additional paid-in capital	—	—	13,973
Value of common stock issued in payment of accrued liability	600	—	—
Equipment acquired through capital leases	—	754	1,263
Exercise of stock options by common stock surrender	1,198	3,907	—

Supplemental cash payment information:
Interest paid	$1,285	$1,859	$5,521
Income taxes paid	22,389	17,783	14,049
Note 5 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenue:
Products	$354,356	$282,639	$224,777
Rentals	65,549	62,042	67,938
Services	29,252	26,384	20,113
	$449,157	$371,065	$312,828
Cost of Revenue:
Products	$214,417	$180,800	$135,367
Rentals	31,285	24,987	30,618
Services	12,385	9,916	8,051
Depreciation	8,111	7,835	7,173
	$266,198	$223,538	$181,209

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2014	2013
Raw materials	$31,581	$13,953
Work-in-process	3,129	1,904
Finished goods	51,248	50,019
Inventories	85,958	65,876
Less reserve for excess and obsolete inventory	—	(2,744)
Inventories, net	$85,958	$63,132
Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Balance, beginning of year	$2,744	$2,752	$2,679
Charged to costs and expenses	358	1,330	882
Deductions	(3,102)	(1,338)	(809)
Balance, end of the year	$—	$2,744	$2,752
At December 31, 2014, the Company recorded a $2.0 million write-down of inventory to recognize impairment of all items identified and included in the reserve for excess and obsolete inventory. At December 31, 2012, the Company recorded a $1.2 million write-down of inventory with a market value less than its cost.

Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31
	2014	2013
Land	$6,780	$5,088
Buildings and leasehold improvements	33,765	32,269
Machinery, equipment and rental tools	80,731	71,073
Equipment in progress	7,299	4,601
Furniture and fixtures	2,528	2,400
Transportation equipment	6,566	6,340
Computer equipment and software	7,605	7,617
Property and equipment	145,274	129,388
Less accumulated depreciation	(59,163)	(50,274)
Property and equipment, net	$86,111	$79,114

Depreciation expense, including expense recorded in cost of revenue, totaled $13.1 million, $11.2 million and $9.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, no impairments were recognized related to property and equipment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Goodwill
The Company had five reporting units, Energy Chemical Technologies, Consumer and Industrial Chemical Technologies, Drilling Tools, Teledrift®, and Production Technologies, of which only three had an existing goodwill balance at December 31, 2014. For segment reporting purposes, Downhole Tools and the Teledrift® reporting units are included within the Drilling Technologies segment.

During May 2013, as a result of the Florida Chemical acquisition, the Company recognized $39.3 million of goodwill. During the fair value assessment process, the Company identified two separate reporting units, one of which was consolidated within the Energy Chemical Technologies segment and the other was identified as the Consumer and Industrial Chemical Technologies reporting unit and segment. The Company recognized $18.7 million of additional goodwill within the Energy Chemical Technologies reporting unit and $20.6 million of goodwill within the Consumer and Industrial Chemical Technologies reporting unit. During the year ended December 31, 2014, the Company recorded a final adjustment related to the acquisition of Florida Chemical that reduced goodwill by $1.2 million (see Note 3). The net addition to goodwill will not be deductible for income tax purposes.

Goodwill is tested for impairment annually in the fourth quarter, or more frequently if circumstances indicate a potential impairment. During annual goodwill impairment testing during the years ended December 31, 2014, 2013 and 2012, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. The Company concluded that it was not more-likely-than-not that goodwill was impaired as of the fourth quarter of each year, and therefore, further testing was not required.

Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Downhole Tools	Teledrift®	Production Technologies	Total
Balance at December 31, 2012:
Goodwill	$11,610	$—	$43,009	$46,396	$5,861	$106,876
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	11,610	—	—	15,333	—	26,943
Activity during the year 2013:
Goodwill impairment recognized	—	—	—	—	—	—
Acquisition goodwill recognized	18,686	20,642	—	—	—	39,328
Balance at December 31, 2013:
Goodwill	30,296	20,642	43,009	46,396	5,861	146,204
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	30,296	20,642	—	15,333	—	66,271
Activity during the year 2014:
Goodwill impairment recognized	—	—	—	—	—	—
Acquisition goodwill recognized	6,022	(1,162)	—	—	—	4,860
Balance at December 31, 2014:
Goodwill	36,318	19,480	43,009	46,396	5,861	151,064
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	$36,318	$19,480	$—	$15,333	$—	$71,131

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	December 31,
	2014		2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$20,061	$4,569	$18,996	$3,244
Customer lists	52,607	11,829	52,607	9,018
Trademarks and brand names	7,191	2,706	7,191	2,053
Other	—	—	191	—
Total finite lived intangible assets acquired	79,859	19,104	78,985	14,315
Deferred financing costs	1,655	512	1,392	169
Total amortizable intangible assets	81,514	$19,616	80,377	$14,484
Indefinite lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$93,144		$92,007

Carrying value:
Other intangible assets, net	$73,528		$77,523

With the acquisition of Florida Chemical on May 10, 2013, the Company recorded increases in finite lived intangible assets of $14.1 million in patents and technology, $29.3 million in customer lists and $1.0 million in trademarks and brand names. In addition, the Company recorded $11.6 million in indefinite lived trademarks and brand names. These acquired intangible assets were recorded at fair value as of the date of acquisition. Amortization of these other intangible assets will not be deductible for income tax purposes.

Intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $4.8 million, $3.9 million and $2.1 million for the years end ended December 31, 2014, 2013 and 2012, respectively.

Amortization of deferred financing costs totaled $0.3 million, $0.2 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the carrying value of deferred financing costs was reduced by less than $0.1 million and by $1.8 million, respectively, upon repayments of the Company’s convertible senior notes.

Estimated future amortization expense for other intangible assets, including deferred financing costs, at December 31, 2014 is as follows (in thousands):

Year ending December 31,
2015	$5,104
2016	4,872
2017	4,718
2018	4,457
2019	4,247
Thereafter	38,500
Other intangible assets, net	$61,898
During the years ended December 31, 2014, 2013 and 2012, no impairments were recognized related to other intangible assets.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	December 31,
	2014	2013
Long-term debt:
Borrowings under revolving credit facility	$8,500	$16,272
Term loan	35,541	45,833
Total long-term debt	44,041	62,105
Less current portion of long-term debt	(18,643)	(26,415)
Long-term debt, less current portion	$25,398	$35,690
Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. Under terms of the Credit Facility, as amended, the Company (a) may borrow up to $75 million under a revolving credit facility and (b) has borrowed $50 million under a term loan.
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
The Credit Facility includes a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid within 60 days of the fiscal year end. For the year ended December 31, 2014, the excess cash flow exceeded $3.0 million. Consequently, the Company will pay $3.0 million on its term loan balance to PNC Bank by March 2, 2015. This amount is classified as current debt at December 31, 2014.
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
At December 31, 2014, eligible accounts receivable and inventory securing the revolving credit facility provided availability of $66.3 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $57.8 million at December 31, 2014.
The interest rate on borrowings under the revolving credit facility varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank's base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank's base lending rate was 3.25% at December 31, 2014. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2014, $8.5 million was outstanding under the revolving credit facility, borrowed as base rate loans at an interest rate of 3.75%.
Borrowings under the revolving credit facility are classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
(b) Term Loan
The Company increased borrowing to $50 million under the term loan on May 10, 2013. Monthly principal payments of $0.6 million are required. The unpaid balance of the term loan is due on May 10, 2018. Prepayments are permitted, and may be required

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in certain circumstances. Amounts repaid under the term loan may not be reborrowed. The term loan is secured by substantially all of the Company's domestic land, buildings, equipment and other intangible assets.
The interest rate on the term loan varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank's base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At December 31, 2014, $35.5 million was outstanding under the term loan, with $0.5 million borrowed as base rate loans at an interest rate of 4.50% and $35.0 million borrowed as LIBOR loans at an interest rate of 2.41%.
Repaid Convertible Notes
The Company’s convertible notes have consisted of Convertible Senior Unsecured Notes (“2008 Notes”) and Convertible Senior Secured Notes (“2010 Notes”). During 2012, the Company repurchased $65.3 million of the outstanding 2008 Notes and all $36.0 million of the outstanding 2010 Notes for cash equal to the original principal amount and a total premium of $2.1 million, plus accrued and unpaid interest. As a result of these transactions, the Company recognized a loss on extinguishment of debt of $7.3 million, consisting of the cash premium and the write-off of unaccreted discount and unamortized debt financing costs.
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
Share Lending Agreement
Concurrent with the offering of the 2008 Notes, the Company entered into a share lending agreement (the “Share Lending Agreement”) with the underwriter (the “Borrower”). The Company loaned 3.8 million shares of its common stock (the “Borrowed Shares”) to the Borrower for a period commencing February 11, 2008 and ending on the date the 2008 Notes were paid. The Borrower was permitted to use the Borrowed Shares only for the purpose of directly or indirectly facilitating the sale of the 2008 Notes and for the establishment of hedge positions by holders of the 2008 Notes. The Company did not require collateral to mitigate any inherent or associated risk of the Share Lending Agreement.
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
Through December 31, 2012, the Borrower returned 1,360,442 shares of the Company’s borrowed common stock. On January 22, 2013, the remaining 2,439,558 shares of the Company's common stock were returned to the Company and the Share Lending Agreement was terminated. No consideration was paid by the Company for the return of the Borrowed Shares.
Shares that had been loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per common share.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities
Maturities of long-term debt at December 31, 2014 are as follows (in thousands):

Year ending December 31,	Revolving Credit Facility	Term Loan	Total
2015	$8,500	$10,143	$18,643
2016	—	7,143	7,143
2017	—	7,143	7,143
2018	—	11,112	11,112
Total	$8,500	$35,541	$44,041
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
Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2014 and 2013, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1 or Level 2 fair value measurements during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, $2.6 million of non-cash gains were recognized as fair value adjustments within Level 3 of the fair value measurement hierarchy. The change resulted from the change in the fair value of the exercisable and contingent warrants outstanding.
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
During the years ended December 31, 2014 and 2013, there were no transfers in or out of the Level 3 hierarchy.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the years ended December 31, 2014, 2013 and 2012.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2014 or 2013.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	December 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under revolving credit facility	$8,500	$8,500	$16,272	$16,272
Term loan	35,541	35,541	45,833	45,833
The carrying value of borrowings under the revolving credit facility and the term loan approximate their fair value because the interest rate is variable.
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
In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3.8 million shares of the Company’s common stock (see Note 10). Contractual undertakings of the Borrower had the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement were contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per common share. The Share Lending Agreement was terminated on January 22, 2013 upon the return of all Borrowed Shares to the Company.
On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash. Following this repurchase, the Company no longer has any outstanding convertible senior notes. For the year ended December 31, 2013, the Company's convertible notes were excluded from the calculation of diluted earnings per common share as inclusion was anti-dilutive. In addition, for the years ended December 31, 2013 and 2012, approximately 0.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share.
Basic and diluted earnings per common share are as follows (in thousands, except per share data):

	Year ended December 31,
	2014	2013	2012
Net income attributable to common stockholders - Basic	$53,603	$36,178	$49,791
Impact of assumed conversions:
Interest on convertible notes	—	—	1,959
Net income attributable to common stockholders - Diluted	$53,603	$36,178	$51,750

Weighted average common shares outstanding - Basic	54,511	51,346	48,185
Assumed conversions:
Incremental common shares from warrants	121	1,355	1,560
Incremental common shares from stock options	880	1,133	992
Incremental common shares from restricted stock units	14	7	116
Incremental common shares from convertible senior notes	—	—	2,701
Weighted average common shares outstanding - Diluted	55,526	53,841	53,554

Basic earnings per common share	$0.98	$0.70	$1.03
Diluted earnings per common share	$0.97	$0.67	$0.97

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Income Taxes
Components of the income tax expense (benefit) are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$21,468	$15,225	$12,072
State	684	3,322	1,450
Foreign	1,627	1,432	891
Total current	23,779	19,979	14,413
Deferred:
Federal	2,573	1,336	(18,836)
State	(1,071)	(543)	90
Total deferred	1,502	793	(18,746)
Income tax expense (benefit)	$25,281	$20,772	$(4,333)
A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.8	2.3
Return to accrual adjustments	(0.9)	0.2	(1.3)
Change in valuation allowance	—	—	(41.0)
Warrant liability fair value adjustment	—	—	(2.0)
Domestic production activities deduction	(2.5)	(2.6)	(3.0)
Other	(1.9)	1.1	0.5
Effective income tax rate	32.0%	36.5%	(9.5)%

Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact and existing deferred tax asset valuation allowances. The change in the effective tax rate in 2014 resulted primarily from changes in state apportionment factors, including the effect on state deferred tax assets and liabilities.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$10,183	$11,665
Allowance for doubtful accounts	369	383
Inventory valuation reserves	1,896	1,503
Equity compensation	4,146	3,693
Accrued compensation	75	598
Other	1	1
Total gross deferred tax assets	16,670	17,843
Valuation allowance	(809)	(856)
Total deferred tax assets, net	15,861	16,987
Deferred tax liabilities:
Property and equipment	(12,066)	(12,374)
Intangible assets and goodwill	(9,823)	(9,587)
Convertible debt	(4,126)	(5,020)
Prepaid insurance and other	(225)	(47)
Total gross deferred tax liabilities	(26,240)	(27,028)
Net deferred tax (liabilities) assets	$(10,379)	$(10,041)

Deferred taxes are presented in the balance sheets as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax assets	$2,696	$2,522
Non-current deferred tax assets	12,907	15,012
Non-current deferred tax liabilities	(25,982)	(27,575)
Net deferred tax (liabilities) assets	$(10,379)	$(10,041)

During the year ended December 31, 2014, the Company recorded a final adjustment related to the acquisition of Florida Chemical that increased current deferred tax assets by $1.2 million (see Note 3).
As of December 31, 2014, the Company had U.S. net operating loss carryforwards of $26.3 million, expiring in various amounts in 2028 through 2030. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
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
Prior to December 31, 2012, the Company did not have sufficient positive evidence to overcome the existence of a cumulative loss in Group B and thus, prior to December 31, 2012, maintained a full valuation allowance against deferred tax assets of that group. As of December 31, 2012, Group B was no longer in a cumulative loss position. Accordingly, the Company considered the objectively verifiable positive evidence for projecting future income, which included primarily determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determined a valuation allowance was no longer necessary for the group's U.S. federal deferred tax

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets. Accordingly, the Company decreased its valuation allowance by $16.5 million at December 31, 2012 and recognized a reduction of deferred federal income tax expense. As Group B continues to be in a cumulative loss position as of December 31, 2014 in certain state jurisdictions, the Company has determined that a valuation allowance of $0.8 million is required for deferred tax assets.
The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2014, the Company had approximately $2.9 million in unremitted earnings outside the U.S. which were not included for U.S. tax purposes. U.S. income tax liability would be incurred if these funds were remitted to the U.S. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2014 which are the years ended December 31, 2011 through December 31, 2014 for U.S. federal taxes and the years ended December 31, 2010 through December 31, 2014 for state tax jurisdictions.
The Company’s policy is to record penalties and interest related to income tax matters as income tax expense.
Note 14 — Convertible Preferred Stock and Stock Warrants
In August 2009, the Company sold convertible preferred stock with detachable warrants to purchase shares of the Company's common stock. In February 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of convertible preferred stock into shares of common stock. Currently, the Company has no issued or outstanding shares of preferred stock.
Due to the anti-dilution price adjustment provisions established at the issuance date, the warrants were deemed to be a liability and were recorded at fair value at the date of issuance. The warrant liability was adjusted to fair value at the end of each reporting period through the statement of operations during the period the anti-dilution price adjustment provisions were in effect. On June 14, 2012, contractual provisions within the Company's warrant agreements were modified to eliminate the anti-dilution price adjustment provisions of the warrants and remove the cash settlement provisions in the event of a change of control. The amended warrants then qualified to be classified as equity. Accordingly, the Company revalued the warrants as of June 14, 2012, the date of contractual amendment. The change in fair value of the warrant liability compared to the fair value on December 31, 2011, $2.6 million, was recognized in income during 2012. The revalued warrant liability of $14.0 million was reclassified to additional paid-in capital on June 14, 2012. There were no longer fair value adjustments because the warrants continued to meet the criteria for equity classification.
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
On February 7, 2014, warrants were exercised to purchase 1,277,250 shares of the Company’s common stock at $1.21 per share. The Company received cash proceeds of $1.5 million in connection with the warrants exercised. Following this exercise, the Company no longer has any outstanding warrants.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2014	2013
Shares issued at the beginning of the year	58,265,911	53,123,978
Issued in purchase of Florida Chemical Company, Inc.	—	3,284,180
Issued in purchases of Eclipse IOR Services, LLC and SiteLark, LLC	99,681	—
Issued in payment of accrued liability	27,101	—
Issued upon exercise of warrants	1,277,250	267,000
Issued from restricted stock units	—	217,089
Issued as restricted stock award grants	525,120	802,164
Issued upon exercise of stock options	311,954	571,500
Retirement of treasury shares	(5,873,291)	—
Shares issued at the end of the year	54,633,726	58,265,911

Stock-Based Incentive Plans
Stockholders approved long term incentive plans in 2014, 2010, 2007, 2005 and 2003 (the "2014 Plan," the “2010 Plan,” the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, and non-employee directors in the form of stock options, restricted stock and certain other incentive awards. The maximum number of shares that may be issued under the 2014 Plan, 2010 Plan, 2007 Plan and 2005 Plan are 2.7 million, 6.0 million, 2.2 million and 1.9 million, respectively. A December 31, 2014, the Company had a total of 2.3 million shares remaining to be granted under the 2014 Plan, 2010 Plan, 2007 Plan and 2005 Plan. Shares may no longer be granted under the 2003 Plan.
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
The fair value of stock options at the date of grant is calculated using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is permitted for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. No options were granted to employees during 2014, 2013 or 2012.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2014 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	1,864,042	$4.95
Exercised	(311,954)	5.32
Forfeited	(7,128)	17.58
Expired	—	—
Outstanding as of December 31, 2014	1,544,960	$4.81	1.81	$21,497,484
Vested or expected to vest at
December 31, 2014	1,544,960	$4.81	1.81	$21,497,484
Options exercisable as of
December 31, 2014	1,544,960	$4.81	1.81	$21,497,484

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $6.0 million, $5.6 million and $0.6 million, respectively. The total fair value of stock options vesting during the years ended December 31, 2014 was less than $0.1 million, and was $4.2 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively.
At December 31, 2014, the Company had recognized all compensation expense related to stock options.
Restricted Stock
The Company grants employees either time-vesting or performance-based restricted shares in accordance with terms specified in the Restricted Stock Agreements ("RSAs"). Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent to the date of grant, generally three to four years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria are met. During the year ended December 31, 2014, approximately 62% of the restricted shares granted were time-vesting and the remainder were performance-based. Grantees of restricted shares retain voting rights for the granted shares.
Restricted stock share activity for the year ended December 31, 2014 is as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at January 1, 2014	1,067,655	$12.78
Granted	349,544	27.29
RSAs converted from 2013 restricted stock units	175,576	16.35
Vested	(705,566)	13.65
Forfeited	(60,691)	14.89
Non-vested at December 31, 2014	826,518	$18.78
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $27.29, $15.17 and $11.03 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $10.2 million, $8.4 million and $5.4 million, respectively.
At December 31, 2014, there was $10.7 million of unrecognized compensation expense related to non-vested restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
During the year ended December 31, 2014, the Company granted performance-based restricted stock units ("RSUs") that will be converted into 352,254 shares of common stock. These shares, which will be issued as RSAs, will vest in equal one-half tranches on December 31, 2015 and 2016.
Restricted stock unit share activity for the year ended December 31, 2014 is as follows:

Restricted Stock Unit Shares	Shares	Weighted- Average Fair Value at Date of Grant
RSU share equivalents at January 1, 2014	175,576	$16.35
2013 RSUs converted to RSAs in 2014	(175,576)	16.35
Share equivalents earned in 2014	352,254	24.66
RSU share equivalents at December 31, 2014	352,254	$24.66
At December 31, 2014, there was $6.8 million of unrecognized compensation expense related to 2014 restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The Company's Employee Stock Purchase Plan (ESPP) was approved by stockholders on May 18, 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company's common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. The first quarterly offering period began on October 1, 2012. Payroll deductions may not exceed 10% of an employee's compensation and participants may not purchase more than 1,000 shares in any one offering period. The fair value of the discount associated with shares purchased under the plan is recognized as share-based compensation expense and was $0.2 million, $0.1 million and less than $0.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of the shares purchased under the plan during the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $0.9 million and $0.2 million, respectively. The employee payment associated with participation in the plan was satisfied through payroll deductions.

Share-Based Compensation Expense
Non-cash share-based compensation expense related to stock options, restricted stock, restricted stock unit grants and stock purchased under the Company's ESPP was $10.5 million, $10.9 million and $13.4 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2014 and 2013, the Company purchased 243,005 shares and 448,121 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees that were forfeited are accounted for as treasury stock. During the years ended December 31, 2014 and 2013, shares surrendered for the exercise of stock options were 46,208 and 237,267, respectively. These surrendered shares are also accounted for as treasury stock.
During the year ended December 31, 2013, JP Morgan Chase & Co. returned 2,439,558 shares of the Company’s common stock that had been borrowed under the Share Lending Agreement. These shares were then included in treasury stock.
Retirement of Treasury Stock
On December 31, 2014, the Company retired 5,873,291 shares of its treasury stock with an aggregate cost of $32.6 million. The retirement was recorded as reductions of $32.6 million in treasury stock, $1,000 in common stock and $32.6 million in additional paid-in capital.
All retired treasury shares are canceled and returned to the status of authorized but unissued shares. The retirement of treasury stock had no impact on the Company's total consolidated stockholder's equity.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program
In November 2012, the Company's Board of Directors authorized the repurchase of up to $25 million of the Company's common stock. Repurchases may be made in the open market or through privately negotiated transactions. In December 2014, the Company repurchased 621,176 shares of its outstanding common stock on the open market at a cost of $10.4 million, inclusive of transaction costs, or an average price of $16.74 per share.
As of December 31, 2014, the Company has $14.6 million remaining under its share repurchase program.
Note 16 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Operating Lease Commitments
The Company has operating leases for office space, vehicles and equipment. Future minimum lease payments under operating leases at December 31, 2014 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2015	$2,440
2016	2,647
2017	2,274
2018	2,060
2019	1,869
Thereafter	13,918
Total	$25,208
Rent expense under operating leases totaled $2.2 million, $1.7 million and $1.9 million during the years ended December 31, 2014, 2013 and 2012, respectively.
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All employees are eligible to participate in the plan upon employment. The Company matches 100% of employee 401(k) contributions of up to 2% of qualified compensation. During the years ended December 31, 2014, 2013 and 2012, compensation expense included $0.7 million, $0.6 million and $0.5 million, respectively, related to the Company’s 401(k) match.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Business Segment, Geographic and Major Customer Information
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

•
Energy Chemical Technologies designs, develops, manufactures, packages and markets specialty chemicals used in oil and natural gas well drilling, cementing, completion, stimulation, and production. In addition, the Company's chemistries are used in specialized enhanced and improved oil recovery markets ("EOR" or "IOR"). Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

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

•
Production Technologies assembles and markets production-related equipment, including the PetrovalveTM product line of rod pump components, electric submersible pumps, gas separators, valves and services that support natural gas and oil production activities.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the year ended December 31,	Energy Chemical Technologies	Consumer and Industrial Chemical Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total

2014
Net revenue from external customers	$268,761	$51,091	$113,302	$16,003	$—	$449,157
Gross margin	117,867	12,897	45,651	6,544	—	182,959
Income (loss) from operations	84,846	6,558	19,022	3,246	(32,784)	80,888
Depreciation and amortization	4,401	2,138	9,808	327	1,174	17,848
Total assets	156,596	87,412	147,584	21,843	9,841	423,276
Capital expenditures	6,983	115	9,626	942	2,241	19,907

2013
Net revenue from external customers	$200,932	$42,927	$112,406	$14,800	$—	$371,065
Gross margin	88,536	10,659	43,156	5,176	—	147,527
Income (loss) from operations	65,396	6,260	18,306	3,060	(34,296)	58,726
Depreciation and amortization	3,160	1,126	9,632	250	941	15,109
Total assets	127,119	86,640	135,738	16,647	9,437	375,581
Capital expenditures	5,225	183	6,326	1,749	1,524	15,007

2012
Net revenue from external customers	$183,986	$—	$116,736	$12,106	$—	$312,828
Gross margin	81,438	—	45,709	4,472	—	131,619
Income (loss) from operations	65,440	—	22,282	3,395	(32,496)	58,621
Depreciation and amortization	1,765	—	9,115	206	497	11,583
Total assets	59,195	—	118,771	11,189	30,712	219,867
Capital expenditures	3,553	—	12,264	77	4,807	20,701
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States ("U.S.") accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
U.S.	$370,087	$319,649	$272,945
Other countries	79,070	51,416	39,883
Total	$449,157	$371,065	$312,828
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Year ended December 31,
	2014	2013	2012
Customer A	16.1%	16.2%	15.6%
Customer B	*	*	10.0%
*This customer did not account for more than 10% of revenue.
Over 94% of the revenue from major customers noted above was from the Energy Chemical Technologies segment.
Note 18 — Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2014
Revenue	$102,575	$105,318	$116,761	$124,503	$449,157
Gross margin	43,681	42,310	46,078	50,890	182,959
Net income	12,018	11,041	14,272	16,272	53,603
Earnings per share (1):
Basic	$0.22	$0.20	$0.26	$0.30	$0.98
Diluted	$0.22	$0.20	$0.26	$0.29	$0.97

2013
Revenue	$78,243	$93,586	$98,388	$100,848	$371,065
Gross margin	32,630	37,594	37,502	39,801	147,527
Net income	7,765	8,440	8,968	11,005	36,178
Earnings per share (1):
Basic	$0.16	$0.17	$0.17	$0.21	$0.70
Diluted	$0.15	$0.16	$0.16	$0.20	$0.67
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

The Company's management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2014, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company's management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2014, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in “Internal Control – Integrated Framework.” Upon evaluation, the Company's management has concluded that the Company's internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2014.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's system of internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger dated May 10, 2013, by and among Flotek Industries, Inc., Flotek Acquisition Inc. and Florida Chemical Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 13, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2	Certificate of Designations for Series A Cumulative Convertible Preferred Stock dated August 11, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 17, 2009).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.4	Amended and Restated Bylaws, dated December 9, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on December 10, 2014).
4.1	Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
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

4.7	Amendment to Amended and Restated Warrant to Purchase Common Stock, dated as of February 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 11, 2014).
10.1	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).
10.2	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).
10.3	2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2007).
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

10.7	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).
10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-174199) filed on May 13, 2011).
10.9
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.10
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Exhibit Title
10.11	Revolving Credit and Security Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011).
10.12	Guaranty dated September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011).
10.13	Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2011).
10.14	Intellectual Property Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 26, 2011).
10.15	Lien Subordination and Intercreditor Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 26, 2011).
10.16
Third Amended and Restated Service Agreement, dated as of March 5, 2012, by and among the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 12, 2012).

10.17	Employment Agreement, dated June 1, 2012, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 21, 2012).
10.18	Second Amendment to Revolving Credit and Security Agreement dated as of November 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 14, 2012).
10.19	Third Amendment to Revolving Credit and Security Agreement dated as of December 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 17, 2012).
10.20	Fourth Amendment to Revolving Credit Security Agreement dated as of December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 28, 2012).
10.21	Employment Agreement, dated effective March 13, 2013 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 15, 2013).
10.22	Restricted Stock Agreement, dated effective March 13, 2013 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 15, 2013).
10.23
Fourth Amended and Restated Service Agreement, dated as of April 1, 2013 between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 3, 2013).

10.24	Letter Agreement, dated as of April 1, 2013 between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 3, 2013).
10.25
Registration Rights Agreement dated May 10, 2013, by and among Flotek Industries, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 13, 2013).

10.26	Amended and Restated Revolving Credit, Term Loan and Security Agreement dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 13, 2013).
10.27
Amendment to Employment Agreement dated June 1, 2012 between the Company and Steven A. Reeves, effective June 23, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2013).

10.28
Amendment to Employment Agreement dated November 10, 2011 between the Company and Kevin Fisher, effective June 23, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2013).

10.29
First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 7, 2014).

10.30	Employment Agreement, dated effective February 5, 2014 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 11, 2014).
10.31
Restricted Stock Agreement, dated effective February 5, 2014 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 11, 2014).

10.32	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed on April 18, 2014).
10.33
Fifth Amended and Restated Service Agreement, dated as of April 15, 2014, between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 21, 2014).

10.34	Letter Agreement, dated as of April 15, 2014, between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 21, 2014).

Exhibit Number	Exhibit Title
10.35
Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 10, 2014).

10.36	Employment Agreement, dated effective December 31, 2014 between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 7, 2015).
21*	List of Subsidiaries.
23*	Consent of Hein & Associates LLP.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
101.DEF**	XBRL Definition Linkbase Document.
*    Filed herewith.
**  Furnished with this Form 10-K, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: January 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM	President, Chief Executive Officer and Chairman of the Board	January 27, 2015
John W. Chisholm	(Principal Executive Officer)
/s/ H. RICHARD WALTON	Chief Financial Officer	January 27, 2015
H. Richard Walton	(Principal Financial Officer and Principal Accounting Officer)
/s/ KENNETH T. HERN	Director	January 27, 2015
Kenneth T. Hern
/s/ JOHN S. REILAND	Director	January 27, 2015
John S. Reiland
/s/ L.V. "BUD" MCGUIRE	Director	January 27, 2015
L.V. “Bud” McGuire
/s/ L. MELVIN COOPER	Director	January 27, 2015
L. Melvin Cooper
/s/ CARLA S. HARDY	Director	January 27, 2015
Carla S. Hardy
/s/ TED D. BROWN	Director	January 27, 2015
Ted D. Brown