Form 10-Q
period 2015-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2015-07-22
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2015, there were 53,608,401 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,475	$1,266
Accounts receivable, net of allowance for doubtful accounts of $825 and $847 at June 30, 2015 and December 31, 2014, respectively	56,466	78,624
Inventories	84,601	85,958
Income taxes receivable	947	—
Deferred tax assets, net	2,602	2,696
Other current assets	6,011	11,055
Total current assets	153,102	179,599
Property and equipment, net	86,996	86,111
Goodwill	72,820	71,131
Deferred tax assets, net	18,871	12,907
Other intangible assets, net	71,604	73,528
TOTAL ASSETS	$403,393	$423,276
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,140	$33,185
Accrued liabilities	11,276	12,314
Income taxes payable	—	1,307
Interest payable	106	93
Current portion of long-term debt	30,332	18,643
Total current liabilities	68,854	65,542
Long-term debt, less current portion	21,827	25,398
Deferred tax liabilities, net	22,537	25,982
Total liabilities	113,218	116,922
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 55,917,984 shares issued and 53,608,401 shares outstanding at June 30, 2015; 54,633,726 shares issued and 53,357,811 shares outstanding at December 31, 2014	6	5
Additional paid-in capital	265,997	254,233
Accumulated other comprehensive income (loss)	(666)	(502)
Retained earnings	38,700	52,762
Treasury stock, at cost; 1,458,061 and 449,397 shares at June 30, 2015 and December 31, 2014, respectively	(14,220)	(495)
Flotek Industries, Inc. stockholders’ equity	289,817	306,003
Noncontrolling interests	358	351
Total equity	290,175	306,354
TOTAL LIABILITIES AND EQUITY	$403,393	$423,276

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$87,030	$105,318	$169,404	$207,893
Cost of revenue	57,778	63,008	113,625	121,903
Gross margin	29,252	42,310	55,779	85,990
Expenses:
Selling, general and administrative	23,021	20,854	46,588	42,426
Depreciation and amortization	2,797	2,501	5,473	4,785
Research and development	1,670	1,280	3,242	2,306
Impairment of inventory and rental equipment	20,372	—	20,372	—
Total expenses	47,860	24,635	75,675	49,517
Income (loss) from operations	(18,608)	17,675	(19,896)	36,473
Other income (expense):
Interest expense	(420)	(381)	(828)	(836)
Other income (expense), net	(2)	(272)	(227)	(218)
Total other income (expense)	(422)	(653)	(1,055)	(1,054)
Income (loss) before income taxes	(19,030)	17,022	(20,951)	35,419
Income tax benefit (expense)	6,483	(5,981)	6,889	(12,361)
Net income (loss)	$(12,547)	$11,041	$(14,062)	$23,058

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.23)	$0.20	$(0.26)	$0.42
Diluted earnings (loss) per common share	$(0.23)	$0.20	$(0.26)	$0.42
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	54,264	54,645	54,356	54,299
Weighted average common shares used in computing diluted earnings (loss) per common share	54,264	55,533	54,356	55,473

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(12,547)	$11,041	$(14,062)	$23,058
Other comprehensive income (loss):
Foreign currency translation adjustment	76	178	(164)	29
Comprehensive income (loss)	$(12,471)	$11,219	$(14,226)	$23,087

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(14,062)	$23,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of inventory and rental equipment	20,372	—
Depreciation and amortization	9,181	8,814
Amortization of deferred financing costs	173	148
Gain on sale of assets	(2,023)	(1,389)
Stock compensation expense	6,910	4,756
Deferred income tax benefit	(9,315)	(446)
Excess tax benefit related to share-based awards	(2,149)	(3,373)
Changes in current assets and liabilities:
Accounts receivable, net	22,158	(549)
Inventories	(16,474)	(18,828)
Income taxes receivable	(947)	—
Other current assets	3,864	(5,323)
Accounts payable	(6,045)	10,737
Accrued liabilities	(1,038)	(683)
Income taxes payable	842	1,540
Interest payable	13	(22)
Net cash provided by operating activities	11,460	18,440
Cash flows from investing activities:
Capital expenditures	(8,963)	(9,245)
Proceeds from sale of assets	2,188	1,982
Payments for acquisitions, net of cash acquired	(1,250)	(5,704)
Purchase of patents and other intangible assets	(292)	(595)
Net cash used in investing activities	(8,317)	(13,562)
Cash flows from financing activities:
Repayments of indebtedness	(6,571)	(6,720)
Borrowings on revolving credit facility	204,150	204,750
Repayments on revolving credit facility	(189,461)	(203,226)
Debt issuance costs	(10)	(127)
Excess tax benefit related to share-based awards	2,149	3,373
Purchase of treasury stock related to share-based awards	(5,339)	(5,961)
Proceeds from sale of common stock	543	505
Repurchase of common stock	(7,260)	—
Proceeds from exercise of stock options	22	450
Proceeds from exercise of stock warrants	—	1,545
Proceeds from noncontrolling interest	7	—
Net cash used in financing activities	(1,770)	(5,411)
Effect of changes in exchange rates on cash and cash equivalents	(164)	29
Net increase (decrease) in cash and cash equivalents	1,209	(504)
Cash and cash equivalents at the beginning of period	1,266	2,730
Cash and cash equivalents at the end of period	$2,475	$2,226

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2014	54,634	$5	449	$(495)	$254,233	$(502)	$52,762	$351	$306,354
Net income (loss)	—	—	—	—	—	—	(14,062)	—	(14,062)
Foreign currency translation adjustment	—	—	—	—	—	(164)	—	—	(164)
Stock issued under employee stock purchase plan	—	—	(41)	—	543	—	—	—	543
Stock options exercised	736	1	—	—	1,148	—	—	—	1,149
Stock surrendered for exercise of stock options	—	—	88	(1,126)	—	—	—	—	(1,126)
Restricted stock granted	488	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	20	—	—	—	—	—	—
Treasury stock purchased	—	—	395	(5,339)	—	—	—	—	(5,339)
Stock compensation expense	—	—	—	—	6,910	—	—	—	6,910
Excess tax benefit related to share-based awards	—	—	—	—	2,149	—	—	—	2,149
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	7	7
Stock issued in IAL acquisition	60	—	—	—	1,014	—	—	—	1,014
Repurchase of common stock	—	—	547	(7,260)	—	—	—	—	(7,260)
Balance, June 30, 2015	55,918	$6	1,458	$(14,220)	$265,997	$(666)	$38,700	$358	$290,175

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
The Company is headquartered in Houston, Texas, with operating locations in Florida, Louisiana, New Mexico, North Dakota, Oklahoma, Colorado, Pennsylvania, Texas, Utah, Wyoming, Canada, the Netherlands, and the Middle East. Flotek’s products are marketed both domestically and internationally, with international presence and/or representation in over 20 countries.
Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
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
Effective January 1, 2015, the Company adopted the accounting guidance in ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Implementation of this standard did not have a material effect on the consolidated financial statements or the Company’s current awards under its existing stock-based compensation plans.
(b) New Accounting Requirements and Disclosures
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Impairment of Inventory and Rental Equipment
During the three months ended June 30, 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future. In addition, the Company has shifted the focus of the Production Technologies segment to oil production markets and away from coal bed methane markets. As a result of these changes in focus and projected declines in asset utilization, the Company recorded a pre-tax impairment charge as follows (in thousands):

Drilling Technologies:
Inventories	$17,241
Rental equipment	2,327
Production Technologies:
Inventories	804
Total impairment	$20,372
Note 4 — Acquisitions
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
On April 1, 2014, the Company acquired 100% of the membership interests in SiteLark, LLC (“SiteLark”) for $0.4 million in cash consideration and 5,327 shares of the Company’s common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.
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
Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2015	2014
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$1,014	$1,900
Value of common stock issued in payment of accrued liability	—	600
Exercise of stock options by common stock surrender	1,126	1,005
Supplemental cash payment information:
Interest paid	$641	$710
Income taxes paid	2,549	13,884

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Products	$74,522	$82,302	$140,682	$164,707
Rentals	8,747	15,065	20,571	28,989
Services	3,761	7,951	8,151	14,197
	$87,030	$105,318	$169,404	$207,893
Cost of revenue:
Products	$50,189	$49,995	$95,850	$97,731
Rentals	3,687	7,654	9,943	14,165
Services	2,089	3,265	4,124	5,978
Depreciation	1,813	2,094	3,708	4,029
	$57,778	$63,008	$113,625	$121,903
Note 7 — Inventories
Inventories are as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$46,149	$50,195
Work-in-process	3,043	3,129
Finished goods	35,409	32,634
Inventories	$84,601	$85,958
Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$7,140	$6,780
Buildings and leasehold improvements	34,332	33,765
Machinery, equipment and rental tools	83,997	80,731
Equipment in progress	4,467	7,299
Furniture and fixtures	2,658	2,528
Transportation equipment	7,509	6,566
Computer equipment and software	10,519	7,605
Property and equipment	150,622	145,274
Less accumulated depreciation	(63,626)	(59,163)
Property and equipment, net	$86,996	$86,111

Depreciation expense, including expense recorded in cost of revenue, totaled $3.4 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively, and $6.8 million and $6.4 million for the six months ended June 30, 2015, and 2014, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Goodwill and Other Intangible Assets
During the six months ended June 30, 2015, the Company recognized $1.7 million of goodwill within the Production Technologies reporting unit in connection with the acquisition of IAL. There were no impairments of goodwill recognized during the three and six months ended June 30, 2015 and 2014.
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Teledrift®	Production Technologies	Total
Balance at December 31, 2014	$36,318	$19,480	$15,333	$—	$71,131
Addition upon acquisition of IAL	—	—	—	1,689	1,689
Balance at June 30, 2015	$36,318	$19,480	$15,333	$1,689	$72,820
Finite lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite lived intangible assets acquired totaled $1.2 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $2.4 million for the six months ended June 30, 2015, and 2014, respectively.
Amortization of deferred financing costs was $0.1 million for the three months ended June 30, 2015, and $0.2 million and $0.1 million for the six months ended June 30, 2015, and 2014, respectively. Amortization of deferred financing costs was not significant for the three months ended June 30, 2014.
Note 10 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	June 30, 2015	December 31, 2014
Long-term debt:
Borrowings under revolving credit facility	$23,189	$8,500
Term loan	28,970	35,541
Total long-term debt	52,159	44,041
Less current portion of long-term debt	(30,332)	(18,643)
Long-term debt, less current portion	$21,827	$25,398
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
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Credit Facility includes a financial covenant to maintain a fixed charge coverage ratio of 1.10 to 1.00. The numerator of the ratio includes (a) Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization adjusted to exclude stock compensation expense and impairment expense of up to $23 million in 2015) minus (b) unfunded capital expenditures (excluding up to $7.5 million in 2015 and $5.0 million in 2016 associated with the construction of the Company’s Global Research and Innovation facility) and (c) cash taxes paid. The Credit Facility also includes a financial covenant to maintain a ratio of funded debt to Adjusted EBITDA of not greater than 4.0 to 1.0, and an annual limit on capital expenditures of approximately $35 million. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
The Credit Facility includes a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid within 60 days of the fiscal year end. For the year ended

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, the excess cash flow exceeded $3.0 million. Consequently, the Company paid $3.0 million on its term loan balance to PNC Bank on March 2, 2015. This amount was classified as current debt at December 31, 2014.
Each of the Company’s domestic subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor.
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may borrow up to $75 million through May 10, 2018. This includes a sublimit of $10 million that may be used for letters of credit. The revolving credit facility is secured by substantially all the Company’s domestic accounts receivable and inventory.
At June 30, 2015, eligible accounts receivable and inventory securing the revolving credit facility provided availability of $72.9 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $49.7 million at June 30, 2015.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank’s base lending rate was 3.25% at June 30, 2015. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At June 30, 2015, $23.2 million was outstanding under the revolving credit facility, with $3.2 million borrowed as base rate loans at an interest rate of 3.75% and $20.0 million borrowed as LIBOR loans at an interest rate of 1.69%.
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
The interest rate on the term loan varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At June 30, 2015, $29.0 million was outstanding under the term loan, with $1.0 million borrowed as base rate loans at an interest rate of 4.50% and $28.0 million borrowed as LIBOR loans at an interest rate of 2.44%.
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
Potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2015, since including them would have an anti-dilutive effect on earnings (loss) per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted earnings (loss) per share calculation were 0.8 million stock options and 0.4 million restricted stock units for the three months ended June 30, 2015, and were 0.8 million stock options and 0.4 million restricted stock units for the six months ended June 30, 2015.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss) - Basic and Diluted	$(12,547)	$11,041	$(14,062)	$23,058

Weighted average common shares outstanding - Basic	54,264	54,645	54,356	54,299
Assumed conversions:
Incremental common shares from warrants	—	—	—	243
Incremental common shares from stock options	—	878	—	916
Incremental common shares from restricted stock units	—	10	—	15
Weighted average common shares outstanding - Diluted	54,264	55,533	54,356	55,473

Basic earnings (loss) per common share	$(0.23)	$0.20	$(0.26)	$0.42
Diluted earnings (loss) per common share	$(0.23)	$0.20	$(0.26)	$0.42
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at June 30, 2015, or December 31, 2014.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$28,970	$28,970	$35,541	$35,541
Borrowings under revolving credit facility	23,189	23,189	8,500	8,500

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended June 30, 2015, the Company recorded an impairment of $2.3 million relating to rental equipment held and used. Loss on impairment is reported in operating expenses. No impairments of goodwill or other intangible assets were recognized during the three and six months ended June 30, 2015, and 2014.
Note 13 — Income Taxes
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(0.5)	2.2	0.1	2.2
Non-US income taxed at different rates	2.9	—	0.4	—
Non-deductible expenses	(2.9)	0.6	(2.1)	0.4
Domestic production activities deduction	0.6	(2.7)	0.4	(2.7)
Other	(1.0)	—	(0.9)	—
Effective income tax rate	34.1%	35.1%	32.9%	34.9%
The change in the effective income tax rate for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, was primarily due to the mix of pre-tax profit and loss between domestic and international taxing jurisdictions and the impact of non-deductible expenses and the domestic production activities deduction. The Company plans to permanently reinvest profits from international operations into opportunities to expand the Company’s international presence.
Deferred taxes are presented in the balance sheets as follows (in thousands):

	June 30, 2015	December 31, 2014
Current deferred tax assets	$2,602	$2,696
Non-current deferred tax assets	18,871	12,907
Non-current deferred tax liabilities	(22,537)	(25,982)
Net deferred tax assets (liabilities)	$(1,064)	$(10,379)
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the three months ended June 30, 2015, the Company repurchased 367,129 shares of its outstanding common stock on the open market at a cost of $4.6 million, inclusive of transaction costs, or an average price of $12.55 per share. During the six months ended June 30, 2015, the Company repurchased a total of 547,319 shares of its outstanding common stock on the open market at a cost of $7.3 million, inclusive of transaction costs, or an average price of $13.26 per share.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or through privately negotiated transactions. Through June 30, 2015, the Company has not repurchased any of its common stock under this authorization.
As of June 30, 2015, the Company has $57.3 million remaining and available to to repurchase shares under its share repurchase programs.
Note 16 — Business Segment, Geographic and Major Customer Information
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

•
Energy Chemistry Technologies designs, develops, manufactures, packages and markets specialty chemistries used in oil and natural gas well drilling, cementing, completion, stimulation and production. In addition, the Company’s chemistries are used in specialized enhanced and improved oil recovery markets. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2015
Net revenue from external customers	$56,472	$15,477	$12,334	$2,747	$—	$87,030
Gross margin	20,426	4,126	4,103	597	—	29,252
Income (loss) from operations	11,892	2,683	(21,300)	(1,596)	(10,287)	(18,608)
Depreciation and amortization	1,174	549	2,218	198	471	4,610
Total assets	149,767	98,251	114,481	25,544	15,350	403,393
Capital expenditures	2,075	6	620	138	527	3,366

2014
Net revenue from external customers	$62,589	$12,607	$27,241	$2,881	$—	$105,318
Gross margin	27,432	2,893	10,762	1,223	—	42,310
Income (loss) from operations	19,162	972	4,200	421	(7,080)	17,675
Depreciation and amortization	1,095	549	2,493	92	366	4,595
Total assets	140,028	97,935	139,095	15,922	15,241	408,221
Capital expenditures	1,418	17	2,025	50	747	4,257

As of and for the six months ended June 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2015
Net revenue from external customers	$103,115	$28,940	$31,028	$6,321	$—	$169,404
Gross margin	36,526	7,833	10,094	1,326	—	55,779
Income (loss) from operations	18,713	5,064	(21,937)	(2,135)	(19,601)	(19,896)
Depreciation and amortization	2,378	1,102	4,537	323	841	9,181
Total assets	149,767	98,251	114,481	25,544	15,350	403,393
Capital expenditures	4,443	28	2,744	776	972	8,963

2014
Net revenue from external customers	$124,966	$25,638	$52,142	$5,147	$—	$207,893
Gross margin	56,650	6,927	20,550	1,863	—	85,990
Income (loss) from operations	40,785	3,307	7,517	343	(15,479)	36,473
Depreciation and amortization	2,162	982	4,930	163	577	8,814
Total assets	140,028	97,935	139,095	15,922	15,241	408,221
Capital expenditures	2,804	30	5,321	110	980	9,245
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
U.S.	$73,250	$91,691	$137,446	$179,022
Other countries	13,780	13,627	31,958	28,871
Total	$87,030	$105,318	$169,404	$207,893
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Customer A	19.5%	*	15.8%	*
Customer B	12.1%	17.7%	11.2%	19.2%
* This customer did not account for more than 10% of revenue during the period.
Over 96% of the revenue from these customers were for sales in the Energy Chemistry Technologies segment.
Note 17 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
EPA Environmental Proceeding
On January 9, 2015, FC Pro, LLC (“FC Pro”), a wholly-owned subsidiary of the Company, received a letter and proposed consent agreement and final order from the United States Environmental Protection Agency (“EPA”) concerning alleged violations of the federal hazardous waste regulations at FC Pro’s specialty chemical blending facility in Waller, Texas. Specifically, EPA alleged that FC Pro failed to comply with certain notification, operating, and reporting requirements applicable to generators or large quantity generators of hazardous waste. FC Pro has resolved the alleged violations pursuant to a consent agreement and final order dated effective as of April 22, 2015, under which it did not admit or deny the allegations and has paid an administrative penalty of $410,868, obtained an EPA identification number, and developed certain specified operating procedures. Since this enforcement case was initiated, FC Pro has made changes to its operating practices at its Waller facility that it believes has resulted in it no longer generating hazardous waste at that facility.
The amount of the civil penalty was recorded as selling, general and administrative expense during the three months ended March 31, 2015.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A - “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (the “SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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

•
Energy Chemistry Technologies designs, develops, manufactures, packages and markets specialty chemistries used in O&G well drilling, cementing, completion, stimulation and production. In addition, the Company’s chemistries are used in specialized enhanced and improved oil recovery markets (“EOR” or “IOR”). Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies,

•	Chemistries that are economically viable, socially responsible and ecologically sound, and

•	Production technologies that improve production and production efficiencies in maturing wells.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A
	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
North American Average Active Drilling Rigs
U.S.	907	1,852	(51.0)%	1,155	1,816	(36.4)%
Canada	98	199	(50.8)%	206	362	(43.1)%
Total Average North American Drilling Rigs	1,005	2,051	(51.0)%	1,361	2,178	(37.5)%
U.S. Average Active Drilling Rigs by Type
Vertical	114	395	(71.1)%	166	391	(57.5)%
Horizontal	701	1,243	(43.6)%	878	1,213	(27.6)%
Directional	92	214	(57.0)%	111	212	(47.6)%
Total Average U.S. Drilling Rigs by Type	907	1,852	(51.0)%	1,155	1,816	(36.4)%
Oil vs. Natural Gas Average North American Drilling Rigs
Oil	718	1,629	(55.9)%	988	1,697	(41.8)%
Natural Gas	287	422	(32.0)%	373	481	(22.5)%
Total North America	1,005	2,051	(51.0)%	1,361	2,178	(37.5)%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

As crude oil prices peaked at approximately $106/barrel in June 2014 and began the descent to the current levels ranging between $50 to $60 per barrel, total US rig count decreased from 1,929 rigs on November 21, 2014, to 859 rigs as of June 26, 2015, representing a 55.5% drop. As the total US rig count dropped, the horizontal rig count declined 52.3%, the directional rig count decreased by 52.2%, and the vertical rig count fell by 69.6%. Horizontal rigs now represent 76.1% of the total working US rig count, versus 71.1% at the peak US drilling activity level in November 2014.
The Canadian rig count, while still following its normal seasonal pattern, has had a similar response. Canadian rigs failed to reach the 600 - 700 rig range normally achieved from mid-January through early March before the spring thaw resulted in significantly reduced drilling activity. The Canadian rig count peaked on January 16, 2015, at 440 rigs, fell to 72 rigs for the week ending May 22, 2015, and has improved to 135 rigs on June 26, 2015. However, Canadian rig activity is still lagging normal activity levels by more than 100 rigs.
During the three and six months ended June 30, 2015, total North American active drilling rig count significantly decreased when compared to the comparable periods of 2014, primarily in oil drilling rigs. Average North American oil drilling rig activity decreased by 55.9% and 41.8% for the three and six months ended June 30, 2015, respectively, when compared to the same periods of 2014.

North American natural gas drilling rig count decreased by 32.0% and 22.5% for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014.
Company Outlook
Beginning in the second half of 2014 and continuing through the first quarter of 2015, the price of crude oil declined dramatically followed by slight improvement in the second quarter of 2015. As a result, most North American exploration and production companies - many of which are Flotek clients - have significantly reduced their exploration and drilling activity in 2015. The reduction in activity has created a more challenging environment in which to market the Company’s broad range of energy technologies, from chemistry to drilling and production technologies. Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its oil and gas based products and services including its Complex nano-Fluid® (“CnF®”) chemistries, Teledrift® product line, recently introduced Stemulator® product line and the growing line of production technologies. While international markets may react differently than North American markets to the decline in crude prices, the Company expects similar market challenges around the globe.
The Company’s continued emphasis on promotion of its CnF® chemistries produced significant results in the second quarter despite the continued decline in overall market activity levels. CnF® volumes increased 76% compared to the first quarter of 2015 and 34% compared to the second quarter of 2014. The Company expects CnF® volumes to continue to outpace the overall industry activity level due to the distinctive advantage demonstrated by the patent pending FracMax™ analytical platform which provides quantitative validation of the improved well economics achieved by utilizing CnF® as part of well completions.
In response to the current market environment, the Company has been proactive in reducing costs to reflect current market conditions while, at the same time, remaining focused on preserving appropriate functions and capacity, which allows the Company to be opportunistic as market conditions improve. Cost reductions to date include headcount reductions and hiring restrictions that have not impacted customer service or production output; vendor price reductions that have partially mitigated gross margin erosion; the consolidation of certain operating bases which reduced lease and other expenses; and other cost controls that have reduced overall operating costs of our business. Capital spending has largely been limited to completion of existing projects with a focus on revenue-generating expenditures. The Company regularly evaluates its cost structure based on market conditions with a focus on continuous efficiency improvements.
Capital expenditures, exclusive of acquisitions, totaled $9.0 million and $9.2 million for the six months ended June 30, 2015 and 2014, respectively. Of the $9.0 million spent to date in 2015, 78% has been for the completion of projects started in 2014. The Company expects capital spending to be approximately $25 million in 2015, inclusive of approximately $10 million for construction of laboratory facilities, including the Company’s previously announced Global Research & Innovation Headquarters in Houston. The Company believes construction of this facility should generate substantial value in 2016 and beyond. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
The Company’s planned Global Research & Innovation Headquarters in Houston will allow for the development of new energy chemistries as well as expand collaboration between clients, leaders from academia and Company scientists. The Company believes these collaborative opportunities will become an important and distinguishing capability within the industry. The Company also plans to continue to expand the capabilities and use of its patent pending FracMaxTM software which will continue to enhance the Company’s sales and marketing efforts by validating the production and economic benefits of the Company’s core Complex nano-Fluid® chemistries.
The patent pending FracMax™ analytical platform is an innovative software technology that allows the Company to quantitatively demonstrate the benefits associated with the use of the Company’s patented and proprietary Complex nano-Fluid® chemistries. The patent pending FracMax™ application has been integrated into the Company’s sales and marketing process leading to new sales opportunities. In October 2014, the Company announced the formation of FracMax Analytics, LLC, a wholly owned subsidiary that will use the patent pending FracMax™ analytical platform to provide customized data analysis to oil and gas operators, investors and other companies.
During the second quarter of 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future. Additionally, the Company has shifted the focus of the Production Technologies segment towards oil production markets and away from the less opportunistic coal bed methane (“CBM”) markets.

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
The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils and other bio-based raw materials. Current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business as well as the industrial markets. However, market price volatility may result in revenue and margin fluctuations from quarter-to-quarter.
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
The Company expects that competition for contracts and margins will remain intense but that product innovation, service improvements and data from its patent pending FracMax™ analytical platform should enable the Company to realize relative market share gains during the remainder of 2015 and into 2016.

Consolidated Results of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$87,030	$105,318	$169,404	$207,893
Cost of revenue	57,778	63,008	113,625	121,903
Gross margin	29,252	42,310	55,779	85,990
Gross margin %	33.6%	40.2%	32.9%	41.4%
Selling, general and administrative costs	23,021	20,854	46,588	42,426
Selling, general and administrative costs %	26.5%	19.8%	27.5%	20.4%
Depreciation and amortization	2,797	2,501	5,473	4,785
Research and innovation costs	1,670	1,280	3,242	2,306
Impairment of inventory and rental equipment	20,372	—	20,372	—
Income (loss) from operations	(18,608)	17,675	(19,896)	36,473
Income (loss) from operations %	(21.4)%	16.8%	(11.7)%	17.5%
Interest and other expense, net	(422)	(653)	(1,055)	(1,054)
Income (loss) before income taxes	(19,030)	17,022	(20,951)	35,419
Income tax benefit (expense)	6,483	(5,981)	6,889	(12,361)
Net income (loss)	$(12,547)	$11,041	$(14,062)	$23,058
Net income (loss) %	(14.4)%	10.5%	(8.3)%	11.1%

Consolidated Results of Operations: Three and Six Months Ended June 30, 2015, Compared to the Three and Six Months Ended June 30, 2014
Consolidated revenue for the three and six months ended June 30, 2015, decreased $18.3 million, or 17.4%, and $38.5 million, or 18.5%, respectively, relative to the comparable periods of 2014. The decrease in revenue was driven by the continued decline in drilling activity throughout the first half of 2015 as indicated by the 51.0% and 37.5% reduction in average North American rig count for the three and six months ended June 30, 2015, respectively, versus the same periods in 2014, which affected the Energy Chemistry Technologies and Drilling Technologies segments.
Consolidated gross margin for the three and six months ended June 30, 2015, decreased $13.1 million, or 30.9%, and $30.2 million, or 35.1%, respectively, relative to the comparable periods of 2014. Gross margin as a percentage of revenue decreased to 33.6% for the three months ended June 30, 2015, from 40.2% in the same period of 2014, and decreased to 32.9% for the six months ended June 30, 2015, from 41.4% in the same period of 2014. These reductions were primarily attributable to new incentive pricing structures for strategic relationships, product mix and price concessions.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs increased $2.2 million, or 10.4%, and $4.2 million, or 9.8%, for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014. The increases were primarily due to higher stock compensation expense and professional fees, increased head count in the Energy Chemistry Technologies sales staff during late 2014 and the first half of 2015, and a civil penalty related to an environmental matter assessed in the first quarter of 2015, partially offset by cost reduction actions taken throughout the organization during the first half of 2015. The company regularly evaluates its SG&A cost structure as market conditions warrant.
Depreciation and amortization expense for the three and six months ended June 30, 2015, increased by $0.3 million, or 11.8%, and $0.7 million, or 14.4%, respectively, relative to the comparable periods of 2014. The increase was primarily attributable to the depreciation and amortization of improvements to facilities and equipment that were added during the later portion of 2014.
Research and Innovation (“R&I”) expense increased $0.4 million, or 30.5%, and $0.9 million, or 40.6%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase in R&I is primarily attributable to new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand and continued growth of our existing product lines.

During the second quarter of 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future.  Additionally, the Company has shifted the focus of the Production Technologies segment towards oil production markets and away from the less opportunistic CBM markets. As a result of these changes in focus and projected declines in asset utilization, the Company recorded an impairment charge of $20.4 million in the second quarter of 2015.
Interest and other expense decreased $0.2 million for the three months ended June 30, 2015, but remained flat for the six months ended June 30, 2015, as compared to the same periods of 2014.
The Company recorded income tax benefits of $6.5 million and $6.9 million, yielding effective tax rates of 34.1% and 32.9% for the three and six months ended June 30, 2015, respectively, compared to income tax provisions of $6.0 million and $12.4 million reflecting effective tax rates of 35.1% and 34.9% for the comparable periods in 2014.
Results by Segment

Energy Chemistry Technologies (previously referred to as Energy Chemical Technologies) (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$56,472	$62,589	$103,115	$124,966
Gross margin	20,426	27,432	36,526	56,650
Gross margin %	36.2%	43.8%	35.4%	45.3%
Income from operations	11,892	19,162	18,713	40,785
Income from operations %	21.1%	30.6%	18.1%	32.6%
Energy Chemistry Technologies Results of Operations: Three and Six Months Ended June 30, 2015, Compared to the Three and Six Months Ended June 30, 2014
Energy Chemistry Technologies revenue for the three months ended June 30, 2015, decreased $6.1 million, or 9.8%, relative to the comparable period of 2014, compared to a 51.0% decline in market activity as measured by average North American rig count. Revenue for the six months ended June 30, 2015, decreased $21.9 million, or 17.5%, relative to the comparable period of 2014, compared to a 37.5% decline in market activity. The Energy Chemistry Technologies segment substantially outperformed market activity indicators due to substantial increases in CnF® sales volumes during the quarter. CnF® sales volumes increased 76% for the three months ended June 30, 2015 compared to the three months ended March 31, 2015, and increased 34% compared to the three months ended June 30, 2014. The increased sales of CnF® during the second quarter of 2015 were due to Flotek’s aggressive promotion of the benefits of CnF® in completions and re-stimulation efforts by leveraging the quantitative evidence provided through the patent pending FracMax™ analytical platform. These strategic sales and marketing efforts are ensuring that Flotek remains a leader in the energy chemistry industry and is poised to take even greater advantage of any market recovery.
Energy Chemistry Technologies gross margin decreased $7.0 million, or 25.5%, and $20.1 million, or 35.5%, for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014. Gross margin as a percentage of revenue decreased to 36.2% for the three months ended June 30, 2015, from 43.8% in the same period of 2014. Gross margin as a percentage of revenue decreased to 35.4% for the six months ended June 30, 2015, from 45.3% in the same period of 2014. The decline in gross margin as a percentage of revenue over the periods was primarily due to new incentive pricing structures associated with new strategic relationships and product mix.
Income from operations for the Energy Chemistry Technologies segment decreased $7.3 million, or 37.9%, for the three months ended June 30, 2015, and decreased $22.1 million, or 54.1%, for the six months ended June 30, 2015, relative to the comparable periods of 2014. The decrease in income from operations for both periods is primarily attributable to the decrease in gross margin and increased headcount during late 2014 and in the first half of 2015. Headcount has increased in the sales organization in pursuit of growth opportunities, and in R&I, related to new product development and increased demand for existing product support as the segment continues to refocus and reposition for growth in the market.

Consumer and Industrial Chemistry Technologies (previously referred to as Consumer and Industrial Chemical Technologies) (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$15,477	$12,607	$28,940	$25,638
Gross margin	4,126	2,893	7,833	6,927
Gross margin %	26.7%	22.9%	27.1%	27.0%
Income from operations	2,683	972	5,064	3,307
Income from operations %	17.3%	7.7%	17.5%	12.9%

CICT Results of Operations: Three and Six Months Ended June 30, 2015, Compared to the Three and Six Months Ended June 30, 2014
CICT revenue increased $2.9 million, or 22.8%, and $3.3 million, or 12.9%, for the three and six months ended June 30, 2015, respectively, versus the comparable periods of 2014, primarily due to increased flavor and fragrance and terpene sales.
CICT gross margin for the three and six months ended June 30, 2015, increased $1.2 million, or 42.6%, and $0.9 million, or 13.1%, from the comparable periods of 2014, primarily due to increased flavor and fragrance sales and terpene sales between the periods. Gross margin as a percentage of revenue increased to 26.7% for the three months ended June 30, 2015, from 22.9% in the same period of 2014, primarily due to increased sales of higher margin flavor and fragrance products. Gross margin as a percentage of revenue remained relatively consistent for the six months ended June 30, 2015, as compared to the same period of 2014.
Income from operations for the CICT segment increased $1.7 million, or 176.0%, for the three months ended June 30, 2015, and increased $1.8 million, or 53.1%, for the six months ended June 30, 2015, compared to the same periods of 2014. The increases in income from operations were primarily due to the revenue and gross margin factors described above and reductions in SG&A expenses resulting from cost control measures.

Drilling Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$12,334	$27,241	$31,028	$52,142
Gross margin	4,103	10,762	10,094	20,550
Gross margin %	33.3%	39.5%	32.5%	39.4%
Income from operations	(21,300)	4,200	(21,937)	7,517
Income from operations - excluding impairment	(1,732)	4,200	(2,369)	7,517
Income from operations % - excluding impairment	(14.0)%	15.4%	(7.6)%	14.4%
Drilling Technologies Results of Operations: Three and Six Months Ended June 30, 2015, Compared to the Three and Six Months Ended June 30, 2014
Drilling Technologies revenue for the three months ended June 30, 2015, decreased $14.9 million, or 54.7%, relative to the same period in 2014, primarily due to decreased actuated tool rentals, Teledrift® tool rentals, and product sales. Revenue for the six months ended June 30, 2015, decreased $21.1 million, or 40.5%, relative to the same period in 2014, primarily due to a decrease in Teledrift® domestic rental revenue, decreased product sales, and decreased actuated tool rentals. The revenue declines were in line with the decrease in drilling rig activity for the three and six months ended June 30, 2015.

•
Rental revenue for the three months ended June 30, 2015, decreased $6.2 million, or 41.7%, compared to the same period of 2014. This decrease can be attributed to a sales volume decrease in actuated tool rental revenue, particularly in the competitive motor rental market, and decreased Teledrift® tool rental revenue domestically. Rental revenue for the six months ended June 30, 2015, decreased by $8.3 million, or 28.7%, compared to the same period of 2014. This decline in revenue is due to a decrease in Teledrift® domestic tool rentals, motor rentals and other tool rentals which can be attributed to competitive pricing pressure and decreasing rig counts. This decrease is partially offset by an increase in Teledrift® international revenue.

•
Product sales revenue for the three months ended June 30, 2015, compared to the same periods of 2014 decreased by $6.1 million, or 69.0%, and also decreased for the six months ended June 30, 2015, by $8.9 million, or 53.6%. This is primarily due to decreased float, centralizer and motor equipment sales in domestic locations.

•
Service revenue for the three and six months ended June 30, 2015, decreased $2.5 million, or 75.0%, and $4.0 million, or 58.8%, respectively, relative to comparable periods of 2014. This was primarily related to a decline in Teledrift® domestic service revenue as the volume of jobs and service pricing both declined in 2015.

Drilling Technologies gross margin for the three months ended June 30, 2015, decreased $6.7 million, or 61.9%, and decreased $10.5 million, or 50.9%, for the six months ended June 30, 2015, from the comparable periods of 2014, primarily due to the lower sales volumes in 2015 mentioned above and increased pricing pressure for product and rental sales. Direct costs decreased by 30.0% and 24.2% for the three and six months ended June 30, 2015, respectively, due to decreased employee related costs, materials and supplies, and freight costs.

During the second quarter of 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future. As a result, an impairment charge of $19.6 million was recorded to reflect the reduced value of inventory and rental equipment associated with product lines and markets the Company plans to exit or de-emphasize in the future.

Income from operations for the three months and six months ended June 30, 2015, respectively, decreased by $25.5 million and $29.5 million primarily resulting from the impairment charge. Income from operations excluding the impairment charge for the three months ended June 30, 2015, decreased by $5.9 million, or 141.2%, compared to the same period of 2014. Drilling Technologies income from operations excluding the impairment charge for the six months ended June 30, 2015, decreased by $9.9 million, or 131.5%, over the same period of 2014. The decreases in income from operations for the three and six month periods ending June 30, 2015, were primarily due to reductions in revenue and pricing pressure that resulted in customer price reductions, partially offset by reductions in direct and indirect costs resulting primarily from head count reductions and other cost reduction measures.

Production Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$2,747	$2,881	$6,321	$5,147
Gross margin	597	1,223	1,326	1,863
Gross margin %	21.7%	42.5%	21.0%	36.2%
Income from operations	(1,596)	421	(2,135)	343
Income from operations - excluding impairment	(792)	421	(1,331)	343
Income from operations % - excluding impairment	(28.8)%	14.6%	(21.1)%	6.7%
Production Technologies Results of Operations: Three and Six Months Ended June 30, 2015, Compared to the Three and Six Months Ended June 30, 2014
Revenue for the Production Technologies segment for the three months ended June 30, 2015, decreased by $0.1 million, or 4.7%, from the same period in 2014 due to decreased sales of international valve equipment and domestic sales of electric submersible pumps (“ESP”) in the CBM market offset by increased sales of rod pump equipment. For the six months ended June 30, 2015, revenue increased by $1.2 million, or 22.8%, relative to the same period in 2014 as sales of rod pump equipment in domestic oil markets increased.
Production Technologies gross margin decreased by $0.6 million, or 51.2%, for the three months ended June 30, 2015, as compared to the same period in 2014, and gross margin as a percentage of revenue decreased to 21.7% for the three months ended June 30, 2015, from 42.5% for the same period in 2014. These decreases are due to product mix from decreased international PetrovalveTM sales replaced by increased domestic rod pump component sales which carry lower margins. Gross margin decreased $0.5 million for the six months ended June 30, 2015, and gross margin as a percentage of revenue decreased to 21.0%, compared to 36.2% for the same period in 2014, primarily due to decreased revenue from higher margin international valve sales with product mix shifting to lower margin rod pump equipment in the first half of 2015.
As a result of the shift in focus towards oil production markets and away from CBM markets, the Company evaluated its CBM inventory during the second quarter of 2015. This evaluation led to the recording of an impairment of $0.8 million in CBM inventory.
Income from operations decreased $2.0 million for the three months ended June 30, 2015, compared to the same period in 2014, and decreased $2.5 million for the six months ended June 30, 2015, compared to the same period in 2014. Income from operations excluding the impairment decreased by $1.2 million for the three months ended June 30, 2015 compared to the same period in 2014 and decreased by $1.7 million for the six months ended June 30, 2015 compared to the same period in 2014. This decrease is primarily due to product mix and increases in SG&A costs attributable to employee-related expenses as the segment continues to refocus and reposition for growth. The Production Technologies segment’s progress towards serving the oil market should build on the recent growth position achieved in the domestic rod pump market. New product and service offerings, including those associated with the IAL acquisition in January 2015, being introduced in the second half of 2015 should leverage this achievement by introducing new technologies in Hydraulic Pumping Units and ESPs. These new products will position the Company for differentiation in the oil basins currently pursued by Production Technologies.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 of “Notes to Unaudited Consolidated Financial Statements” and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates.
As part of the acquisition process, the Company reaffirmed policies and estimates surrounding business combinations in accordance with GAAP, specifically, utilizing the guidance of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the identifiable assets acquired and liabilities assumed at their estimated fair values on the acquisition date, to recognize and measure pre-acquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition relates costs. Though the Company has followed business combination accounting guidance, there have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2015.

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
Effective January 1, 2015, the Company adopted the accounting guidance in ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Implementation of this standard did not have a material effect on the consolidated financial statements or the Company’s current awards under its existing stock-based compensation plans.
New Accounting Requirements and Disclosures
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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

Capital Resources and Liquidity
Overview
Ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase company stock. During the first six months of 2015, the Company funded capital requirements primarily with operating cash flows and debt financing.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility of up to $75.0 million and a term loan secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. As of June 30, 2015, the Company had $23.2 million in outstanding borrowings under the revolving debt portion of the credit facility and $29.0 million outstanding under the term loan. At June 30, 2015, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Part I, Item 1 — “Financial Statements” in Note 10 of “Notes to Unaudited Consolidated Financial Statements” in this Quarterly Report.
The Company expects to generate sufficient cash from operations to fund its capital expenditures and make required payments on the term loan. If necessary, the Company will utilize its available capacity under the revolving credit facility to fulfill its liquidity needs. As of June 30, 2015, the Company had available borrowing capacity under its revolving line of credit of $49.7 million and available cash of $2.5 million resulting in total liquidity of $52.2 million. For the remainder of 2015, the Company plans to spend approximately $16 million for committed and planned capital expenditures, inclusive of approximately $10 million for new R&I facilities.

Any excess cash generated may be used to pay down the level of debt, repurchase company stock or be retained for future use. The Company may pursue acquisitions when strategic opportunities arise and may access external financing to fund those acquisitions, if needed.
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	June 30, 2015	June 30, 2014
Cash and cash equivalents	$2,475	$2,226
Current portion of long-term debt	(30,332)	(24,939)
Long-term debt, less current portion	(21,827)	(31,970)
Net debt	$(49,684)	$(54,683)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$11,460	$18,440
Net cash used in investing activities	(8,317)	(13,562)
Net cash used in financing activities	(1,770)	(5,411)
Effect of changes in exchange rates on cash and cash equivalents	(164)	29
Net increase (decrease) in cash and cash equivalents	$1,209	$(504)

Operating Activities
Net cash provided by operating activities was $11.5 million and $18.4 million during the six months ended June 30, 2015, and 2014, respectively. Consolidated net loss for the six months ended June 30, 2015, totaled $14.1 million, compared to consolidated net income of $23.1 million for the six months ended June 30, 2014.
During the six months ended June 30, 2015, net non-cash contributions to net income totaled $23.1 million. Contributory non-cash items consisted of $20.4 million for the impairment of inventory and rental equipment, $9.4 million for depreciation and amortization and $6.9 million for stock-based compensation expense. Non-cash reductions to net income included $9.3 million for net decreases in deferred income taxes, $2.0 million for net gains on asset disposals and $2.1 million for recognized incremental tax benefits related to the Company’s share based awards.
During the six months ended June 30, 2014, net non-cash contributions to net income totaled $8.5 million, primarily consisting of $9.0 million for depreciation and amortization and $4.8 million for stock compensation expense, partially offset by $3.4 million recognized incremental tax benefits related to the Company’s share based awards, $1.4 million for net gain on sale of assets and $0.4 million for deferred income taxes.
During the six months ended June 30, 2015, net working capital was increased by $2.4 million. Improvements to working capital came from decreasing accounts receivable by $22.2 million and decreasing other current assets by $3.9 million. The improvements to working capital were partially offset by increasing inventory by $16.5 million, decreasing accounts payable by $6.0 million, and decreasing accrued liabilities by $1.0 million.
During the six months ended June 30, 2014, net working capital was reduced by $13.1 million. Working capital was used to increase inventory by $18.8 million, increase other current assets by $5.3 million, decrease accrued liabilities by $0.7 million, and increase accounts receivable by $0.5 million. The reductions to working capital were partially offset by increased accounts payable of $10.7 million and increased income taxes payable of $1.5 million.
Investing Activities
Net cash used in investing activities was $8.3 million for the six months ended June 30, 2015. Cash used by investing activities in 2015 were for capital expenditures of $9.0 million and the cash payments for the acquisition of IAL and various patents of $1.5 million, partially offset by $2.2 million of proceeds received from the sale of fixed assets.
Net cash used in investing activities was $13.6 million for the six months ended June 30, 2014. Cash used by investing activities in 2014 were for capital expenditures of $9.2 million, the net cash payments for the acquisition of EOGA, Sitelark and various patents of $6.3 million, partially offset by $2.0 million of proceeds received from the sale of fixed assets.
Financing Activities
Net cash used by financing activities was $1.8 million for the six months ended June 30, 2015. Cash used by financing activities was primarily due to $7.3 million for the repurchase of common stock and $5.3 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options. Cash used by financing activities was partially offset by increased borrowing of $8.1 million net of repayments of debt, proceeds from the excess tax benefit related to stock-based compensation of $2.1 million, proceeds from the sale of common stock of $0.5 million.
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
Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at June 30, 2015 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$28,970	$7,143	$21,827	$—	$—
Interest expense on term loan (1)	2,522	1,176	1,346	—	—
Borrowings under revolving credit facility (2)	23,189	23,189	—	—	—
Operating lease obligations	24,792	2,736	4,853	4,019	13,184
Total	$79,473	$34,244	$28,026	$4,019	$13,184
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from June 30, 2015 rates. The weighted-average interest rate is 2.51% at June 30, 2015.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 1.97% at June 30, 2015.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
EPA Environmental Proceeding
On January 9, 2015, FC Pro, LLC (“FC Pro”), a wholly-owned subsidiary of the Company, received a letter and proposed consent agreement and final order from the United States Environmental Protection Agency (“EPA”) concerning alleged violations of the federal hazardous waste regulations at FC Pro’s specialty chemical blending facility in Waller, Texas. Specifically, EPA alleged that FC Pro failed to comply with certain notification, operating, and reporting requirements applicable to generators or large quantity generators of hazardous waste. FC Pro has resolved the alleged violations pursuant to a consent agreement and final order dated effective as of April 22, 2015, under which it did not admit or deny the allegations and has paid an administrative penalty of $410,868, obtained an EPA identification number, and developed certain specified operating procedures. Since this enforcement case was initiated, FC Pro has made changes to its operating practices at its Waller facility that it believes has resulted in it no longer generating hazardous waste at that facility.
Item  1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report.
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of the Company’s equity securities during the three months ended June 30, 2015, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)(3)
April 1, 2015 to April 30, 2015	115,605	$14.00	88,899	$10,737,751
May 1, 2015 to May 31, 2015	236,358	$12.33	226,390	$7,945,462
June 1, 2015 to June 30, 2015	411,096	$12.48	51,840	$57,344,713
Total	763,059	$12.66	367,129
(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.
(2) In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2015, the Company has repurchased $17.7 million of its common stock and $7.3 million may yet be used to purchase shares.
(3) In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2015, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.
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

4.7		Amendment to Amended and Restated Warrant to Purchase Common Stock, dated as of February 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 11, 2014).
10.1		Employment Agreement, dated effective May 29, 2015 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2015).
10.2		Employment Agreement, dated effective May 1, 2015 between the Company and Robert M. Schmitz (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2015).
10.3
Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated June 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2015).

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
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: July 22, 2015

FLOTEK INDUSTRIES, INC.

By:	/s/ Robert M. Schmitz
Robert M. Schmitz
Executive Vice President and Chief Financial Officer
Date: July 22, 2015