Form 10-Q
period 2015-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2015-10-21
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2015, there were 53,627,361 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,998	$1,266
Accounts receivable, net of allowance for doubtful accounts of $910 and $847 at September 30, 2015 and December 31, 2014, respectively	52,069	78,624
Inventories	84,421	85,958
Income taxes receivable	1,704	—
Deferred tax assets, net	1,835	2,696
Other current assets	9,417	11,055
Total current assets	152,444	179,599
Property and equipment, net	85,835	86,111
Goodwill	72,820	71,131
Deferred tax assets, net	19,392	12,907
Other intangible assets, net	70,454	73,528
TOTAL ASSETS	$400,945	$423,276
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,046	$33,185
Accrued liabilities	12,611	12,314
Income taxes payable	—	1,307
Interest payable	93	93
Current portion of long-term debt	27,727	18,643
Total current liabilities	62,477	65,542
Long-term debt, less current portion	20,041	25,398
Deferred tax liabilities, net	22,910	25,982
Total liabilities	105,428	116,922
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 56,126,314 shares issued and 53,624,592 shares outstanding at September 30, 2015; 54,633,726 shares issued and 53,357,811 shares outstanding at December 31, 2014	6	5
Additional paid-in capital	269,807	254,233
Accumulated other comprehensive income (loss)	(1,033)	(502)
Retained earnings	40,675	52,762
Treasury stock, at cost; 1,452,434 and 449,397 shares at September 30, 2015 and December 31, 2014, respectively	(14,296)	(495)
Flotek Industries, Inc. stockholders’ equity	295,159	306,003
Noncontrolling interests	358	351
Total equity	295,517	306,354
TOTAL LIABILITIES AND EQUITY	$400,945	$423,276

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$87,942	$116,761	$257,346	$324,653
Cost of revenue	56,715	70,683	170,340	192,585
Gross profit	31,227	46,078	87,006	132,068
Expenses:
Selling, general and administrative	23,634	21,499	70,223	63,924
Depreciation and amortization	2,785	2,439	8,258	7,225
Research and development	2,031	1,293	5,273	3,599
Impairment of inventory and rental equipment	—	—	20,372	—
Total expenses	28,450	25,231	104,126	74,748
Income (loss) from operations	2,777	20,847	(17,120)	57,320
Other income (expense):
Interest expense	(476)	(424)	(1,303)	(1,259)
Other income (expense), net	74	(87)	(154)	(306)
Total other income (expense)	(402)	(511)	(1,457)	(1,565)
Income (loss) before income taxes	2,375	20,336	(18,577)	55,755
Income tax (expense) benefit	(400)	(6,064)	6,490	(18,425)
Net income (loss)	$1,975	$14,272	$(12,087)	$37,330

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.04	$0.26	$(0.22)	$0.69
Diluted earnings (loss) per common share	$0.04	$0.26	$(0.22)	$0.67
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	54,578	54,789	54,430	54,464
Weighted average common shares used in computing diluted earnings (loss) per common share	54,947	55,690	54,430	55,536

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$1,975	$14,272	$(12,087)	$37,330
Other comprehensive income (loss):
Foreign currency translation adjustment	(366)	(67)	(531)	(38)
Comprehensive income (loss)	$1,609	$14,205	$(12,618)	$37,292

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(12,087)	$37,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of inventory and rental equipment	20,372	—
Depreciation and amortization	13,613	13,276
Amortization of deferred financing costs	260	257
Gain on sale of assets	(3,010)	(2,552)
Stock compensation expense	10,479	7,429
Deferred income tax (benefit) expense	(8,696)	237
Excess tax benefit related to share-based awards	(2,154)	(3,425)
Changes in current assets and liabilities:
Restricted cash	—	(450)
Accounts receivable, net	26,555	(3,896)
Inventories	(16,294)	(18,035)
Income taxes receivable	(1,704)	—
Other current assets	1,799	(4,957)
Accounts payable	(11,139)	12,617
Accrued liabilities	(1,045)	1,019
Income taxes payable	847	1,082
Interest payable	—	(35)
Net cash provided by operating activities	17,796	39,897
Cash flows from investing activities:
Capital expenditures	(11,078)	(13,494)
Proceeds from sale of assets	3,225	3,322
Payments for acquisitions, net of cash acquired	(1,250)	(5,704)
Purchase of patents and other intangible assets	(434)	(780)
Net cash used in investing activities	(9,537)	(16,656)
Cash flows from financing activities:
Repayments of indebtedness	(8,357)	(8,506)
Borrowings on revolving credit facility	291,916	305,750
Repayments on revolving credit facility	(279,832)	(317,798)
Debt issuance costs	(10)	(256)
Excess tax benefit related to share-based awards	2,154	3,425
Purchase of treasury stock related to share-based awards	(5,376)	(6,060)
Proceeds from sale of common stock	779	763
Repurchase of common stock	(7,299)	—
Proceeds from exercise of stock options	22	461
Proceeds from exercise of stock warrants	—	1,545
Proceeds from noncontrolling interest	7	—
Net cash used in financing activities	(5,996)	(20,676)
Effect of changes in exchange rates on cash and cash equivalents	(531)	(38)
Net increase in cash and cash equivalents	1,732	2,527
Cash and cash equivalents at the beginning of period	1,266	2,730
Cash and cash equivalents at the end of period	$2,998	$5,257

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2014	54,634	$5	449	$(495)	$254,233	$(502)	$52,762	$351	$306,354
Net income (loss)	—	—	—	—	—	—	(12,087)	—	(12,087)
Foreign currency translation adjustment	—	—	—	—	—	(531)	—	—	(531)
Stock issued under employee stock purchase plan	—	—	(55)	—	779	—	—	—	779
Stock options exercised	736	1	—	—	1,148	—	—	—	1,149
Stock surrendered for exercise of stock options	—	—	88	(1,126)	—	—	—	—	(1,126)
Restricted stock granted	696	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	24	—	—	—	—	—	—
Treasury stock purchased	—	—	396	(5,376)	—	—	—	—	(5,376)
Stock compensation expense	—	—	—	—	10,479	—	—	—	10,479
Excess tax benefit related to share-based awards	—	—	—	—	2,154	—	—	—	2,154
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	7	7
Stock issued in IAL acquisition	60	—	—	—	1,014	—	—	—	1,014
Repurchase of common stock	—	—	550	(7,299)	—	—	—	—	(7,299)
Balance, September 30, 2015	56,126	$6	1,452	$(14,296)	$269,807	$(1,033)	$40,675	$358	$295,517

See accompanying Notes to Unaudited Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global, diversified, technology-driven supplier of energy chemistries and consumer and industrial chemistries and is a global developer and supplier of drilling, completion, and production technologies and related services.
The Company’s strategic focus includes energy related chemistry technologies, drilling and production technologies, and consumer and industrial chemistry technologies. Within its energy related technologies, the Company provides oilfield specialty chemistries and logistics, downhole drilling tools, and production related tools used in the energy and mining industries. Flotek’s products and services enable customers to drill wells more efficiently, to realize increased production from both new and existing wells, and to decrease future well operating costs. Major customers include leading oilfield service providers, pressure-pumping service companies, onshore and offshore drilling contractors, major and independent oil and gas exploration and production companies, national and state-owned oil companies, and international supply chain management companies. Within consumer and industrial chemistry technologies, the Company provides products for the flavor and fragrance industry and the industrial chemical industry. Major customers include food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.
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
Basis of Presentation
The accompanying Unaudited Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact net income (loss).

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
(b) New Accounting Requirements and Disclosures
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items and the need for an entity to separately classify, present, and disclose extraordinary events and transactions, while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and may be applied retrospectively, with early application permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The Company is currently evaluating the impact these pronouncements will have on the consolidated financial statements and related disclosures.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and should be applied retrospectively, with early application permitted.  The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This standard replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
Note 3 — Impairment of Inventory and Rental Equipment
During the three months ended June 30, 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future. In addition, the Company has shifted the focus of the Production Technologies segment to oil production markets and away from coal bed methane markets. As a result of these changes in focus and projected declines in asset utilization, the Company recorded a pre-tax impairment charge during the three months ended June 30, 2015, as follows (in thousands):

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$1,014	$2,043
Final Florida Chemical acquisition adjustment	—	1,162
Value of common stock issued in payment of accrued liability	—	600
Exercise of stock options by common stock surrender	1,126	1,183
Supplemental cash payment information:
Interest paid	$1,043	$1,038
Income taxes paid	3,044	18,393
Note 6 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Products	$76,555	$92,708	$217,237	$257,415
Rentals	7,574	16,966	28,146	45,954
Services	3,813	7,087	11,963	21,284
	$87,942	$116,761	$257,346	$324,653
Cost of revenue:
Products	$49,520	$57,315	$145,387	$155,048
Rentals	3,387	8,272	13,315	22,444
Services	2,160	3,074	6,283	9,042
Depreciation	1,648	2,022	5,355	6,051
	$56,715	$70,683	$170,340	$192,585
Note 7 — Inventories
Inventories are as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$45,734	$50,195
Work-in-process	2,666	3,129
Finished goods	36,021	32,634
Inventories	$84,421	$85,958

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$7,145	$6,780
Buildings and leasehold improvements	34,349	33,765
Machinery, equipment and rental tools	83,864	80,731
Equipment in progress	6,447	7,299
Furniture and fixtures	2,658	2,528
Transportation equipment	7,426	6,566
Computer equipment and software	10,519	7,605
Property and equipment	152,408	145,274
Less accumulated depreciation	(66,573)	(59,163)
Property and equipment, net	$85,835	$86,111

Depreciation expense, including expense recorded in cost of revenue, totaled $3.2 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively, and $10.0 million and $9.7 million for the nine months ended September 30, 2015 and 2014, respectively.
Note 9 — Goodwill and Other Intangible Assets
During the nine months ended September 30, 2015, the Company recognized $1.7 million of goodwill within the Production Technologies reporting unit in connection with the acquisition of IAL. There were no impairments of goodwill recognized during the three and nine months ended September 30, 2015 and 2014.
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Teledrift®	Production Technologies	Total
Balance at December 31, 2014	$36,318	$19,480	$15,333	$—	$71,131
Addition upon acquisition of IAL	—	—	—	1,689	1,689
Balance at September 30, 2015	$36,318	$19,480	$15,333	$1,689	$72,820
Finite lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite lived intangible assets acquired totaled $1.2 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, and $3.6 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.
Note 10 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	September 30, 2015	December 31, 2014
Long-term debt:
Borrowings under revolving credit facility	$20,584	$8,500
Term loan	27,184	35,541
Total long-term debt	47,768	44,041
Less current portion of long-term debt	(27,727)	(18,643)
Long-term debt, less current portion	$20,041	$25,398

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
At September 30, 2015, eligible accounts receivable and inventory securing the revolving credit facility provided availability of $67.6 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $47.0 million at September 30, 2015.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank’s base lending rate was 3.25% at September 30, 2015. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At September 30, 2015, $20.6 million was outstanding under the revolving credit facility, with $1.6 million borrowed as base rate loans at an interest rate of 3.75% and $19.0 million borrowed as LIBOR loans at an interest rate of 1.70%.
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
The interest rate on the term loan varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At September 30, 2015, $27.2 million was outstanding under the term loan, with $0.2 million borrowed as base rate loans at an interest rate of 4.50% and $27.0 million borrowed as LIBOR loans at an interest rate of 2.45%.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2015, since including them would have an anti-dilutive effect on earnings (loss) per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted earnings (loss) per share calculation were 0.8 million stock options and 0.4 million restricted stock units for the nine months ended September 30, 2015.
Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) - Basic and Diluted	$1,975	$14,272	$(12,087)	$37,330

Weighted average common shares outstanding - Basic	54,578	54,789	54,430	54,464
Assumed conversions:
Incremental common shares from warrants	—	—	—	162
Incremental common shares from stock options	345	867	—	901
Incremental common shares from restricted stock units	24	34	—	9
Weighted average common shares outstanding - Diluted	54,947	55,690	54,430	55,536

Basic earnings (loss) per common share	$0.04	$0.26	$(0.22)	$0.69
Diluted earnings (loss) per common share	$0.04	$0.26	$(0.22)	$0.67
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at September 30, 2015, or December 31, 2014.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$27,184	$27,184	$35,541	$35,541
Borrowings under revolving credit facility	20,584	20,584	8,500	8,500

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended June 30, 2015, the Company recorded an impairment of $2.3 million relating to rental equipment held and used. Loss on impairment is reported in operating expenses. No impairments of goodwill or other intangible assets were recognized during the three and nine months ended September 30, 2015 and 2014.
Note 13 — Income Taxes
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group cannot be offset by tax attributes, including net operating losses, of the other group.
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.7	1.8	(1.8)	2.1
Non-U.S. income taxed at different rates	(29.1)	—	4.2	—
Non-deductible expenses	0.2	(0.2)	(2.4)	0.1
Domestic production activities deduction	3.6	(1.9)	—	(2.4)
Return to accrual adjustments	—	(4.9)	—	(1.8)
Other	1.4	—	(0.1)	—
Effective income tax rate	16.8%	29.8%	34.9%	33.0%
The change in the effective income tax rate for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, was primarily due to the mix of pre-tax profit and loss between domestic and international taxing jurisdictions in 2015 and the effect of a decrease in deferred tax liabilities related to a change in state tax apportionment in 2014. The Company plans to permanently reinvest profits from international operations into opportunities to expand the Company’s international presence.
Deferred taxes are presented in the balance sheets as follows (in thousands):

	September 30, 2015	December 31, 2014
Current deferred tax assets	$1,835	$2,696
Non-current deferred tax assets	19,392	12,907
Non-current deferred tax liabilities	(22,910)	(25,982)
Net deferred tax assets (liabilities)	$(1,683)	$(10,379)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 15 — Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the three months ended September 30, 2015, the Company repurchased 2,404 shares of its outstanding common stock on the open market at an average price of $16.44 per share, inclusive of transaction costs. During the nine months ended September 30, 2015, the Company repurchased a total of 549,723 shares of its outstanding common stock on the open market at a cost of $7.3 million, inclusive of transaction costs, or an average price of $13.28 per share.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or through privately negotiated transactions. Through September 30, 2015, the Company has not repurchased any of its common stock under this authorization.
As of September 30, 2015, the Company has $57.3 million remaining and available to repurchase shares under its share repurchase programs.
Note 16 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. The operations of the Company are categorized into four reportable segments: Energy Chemistry Technologies (previously referred to as Energy Chemical Technologies), Consumer and Industrial Chemistry Technologies (previously referred to as Consumer and Industrial Chemical Technologies), Drilling Technologies, and Production Technologies.

•
Energy Chemistry Technologies designs, develops, manufactures, packages, and markets specialty chemistries used in oil and natural gas well drilling, cementing, completion, stimulation, and production. In addition, the Company’s chemistries are used in specialized enhanced and improved oil recovery markets. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

•
Consumer and Industrial Chemistry Technologies designs, develops, and manufactures products that are sold to companies in the flavor and fragrance industries and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

•	Drilling Technologies rents, sells, inspects, manufactures, and markets downhole drilling equipment used in energy, mining, and industrial drilling activities.

•
Production Technologies assembles and markets production-related equipment, including the Petrovalve® product line of rod pump components, hydraulic pumping units, electric submersible pumps, gas separators, valves, and services that support natural gas and oil production activities.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2015
Net revenue from external customers	$60,181	$13,867	$10,812	$3,082	$—	$87,942
Gross profit	24,257	3,082	3,302	586	—	31,227
Income (loss) from operations	14,283	1,728	(2,614)	(823)	(9,797)	2,777
Depreciation and amortization	1,200	548	2,038	212	435	4,433
Total assets	152,430	90,948	110,872	26,564	20,131	400,945
Capital expenditures	1,467	18	—	107	523	2,115

2014
Net revenue from external customers	$68,181	$13,713	$29,920	$4,947	$—	$116,761
Gross profit	28,424	3,310	11,928	2,416	—	46,078
Income (loss) from operations	19,903	1,758	5,557	1,583	(7,954)	20,847
Depreciation and amortization	1,103	547	2,433	81	298	4,462
Total assets	144,738	89,574	142,774	18,252	17,080	412,418
Capital expenditures	2,580	7	818	141	703	4,249

As of and for the nine months ended September 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2015
Net revenue from external customers	$163,296	$42,808	$41,840	$9,402	$—	$257,346
Gross profit	60,784	10,914	13,396	1,912	—	87,006
Income (loss) from operations	32,995	6,792	(24,551)	(2,958)	(29,398)	(17,120)
Depreciation and amortization	3,578	1,649	6,575	535	1,276	13,613
Total assets	152,430	90,948	110,872	26,564	20,131	400,945
Capital expenditures	5,910	46	2,744	883	1,495	11,078

2014
Net revenue from external customers	$193,148	$39,351	$82,061	$10,093	$—	$324,653
Gross profit	85,074	10,237	32,477	4,280	—	132,068
Income (loss) from operations	60,690	5,064	13,073	1,925	(23,432)	57,320
Depreciation and amortization	3,264	1,529	7,363	244	876	13,276
Total assets	144,738	89,574	142,774	18,252	17,080	412,418
Capital expenditures	5,383	37	6,139	252	1,683	13,494
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
U.S.	$73,796	$92,643	$211,242	$271,663
Other countries	14,146	24,118	46,104	52,990
Total	$87,942	$116,761	$257,346	$324,653
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Customer A	12.8%	12.7%	11.7%	17.0%
Customer B	11.6%	*	*	*
Customer C	11.3%	*	14.3%	*
* This customer did not account for more than 10% of revenue during the period.
Over 97% of the revenue from these customers was for sales in the Energy Chemistry Technologies segment.
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
The Company is subject to concentrations of credit risk within trade accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is maintained at a major financial institution and balances often exceed insurable amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”), and in particular, Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are not historical facts, but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to Flotek Industries, Inc.’s (“Flotek” or “Company”) business plan, objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report.
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including, but not limited to, “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project,” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” etc. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated, or implied.
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A - “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto, as well as the Annual Report. Phrases such as “Company,” “we,” “our,” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
Executive Summary
Flotek is a global diversified, technology-driven company that develops and supplies oilfield products, services, and equipment to the oil, gas, and mining industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in the consumer and industrial markets.
The Company’s oilfield businesses include specialty chemistries and logistics, down-hole drilling tools, and production-related tools. Flotek’s technologies enable customers to drill wells more efficiently, increase well production, and decrease well operating costs. The Company also provides automated bulk material handling, loading facilities, and blending capabilities. The Company sources citrus oil domestically and internationally and is one of the largest processors of citrus oil in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, specifically the oil and gas (“O&G”) industry.
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, West Coast, Rocky Mountains, Northeastern and Mid-Continental regions of the United States (“U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Middle East, Australia, and Asia-Pacific. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also serves customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies.

The operations of the Company are categorized into four reportable segments: Energy Chemistry Technologies (previously referred to as Energy Chemical Technologies), Consumer and Industrial Chemistry Technologies (previously referred to as Consumer and Industrial Chemical Technologies), Drilling Technologies, and Production Technologies.

•
Energy Chemistry Technologies designs, develops, manufactures, packages, and markets specialty chemistries used in O&G well drilling, cementing, completion, stimulation, and production. In addition, the Company’s chemistries are used in specialized enhanced and improved oil recovery markets (“EOR” or “IOR”). Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

•
Consumer and Industrial Chemistry Technologies designs, develops, and manufactures products that are sold to companies in the flavor and fragrance industries and the specialty chemistry industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

•	Drilling Technologies rents, sells, inspects, manufactures, and markets downhole drilling equipment used in energy, mining, and industrial drilling activities.

•
Production Technologies assembles and markets production-related equipment, including the Petrovalve® product line of rod pump components, hydraulic pumping units (“HPU”), electric submersible pumps (“ESP”), gas separators, valves, and services that support natural gas and oil production activities.

Market Conditions
The Company’s success is sensitive to a number of factors, which include, but are not limited to, drilling activity, customer demand for its advanced technology products, market prices for raw materials, and governmental actions.
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies,

•	Chemistries that are economically viable, socially responsible, and ecologically sound, and

•	Production technologies that improve production and production efficiencies in maturing wells.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
North American Average Active Drilling Rigs
U.S.	866	1,903	(54.5)%	1,059	1,845	(42.6)%
Canada	190	386	(50.8)%	200	370	(45.9)%
Total Average North American Drilling Rigs	1,056	2,289	(53.9)%	1,259	2,215	(43.2)%
U.S. Average Active Drilling Rigs by Type
Vertical	123	372	(66.9)%	152	385	(60.5)%
Horizontal	659	1,314	(49.8)%	805	1,246	(35.4)%
Directional	84	217	(61.3)%	102	214	(52.3)%
Total Average U.S. Drilling Rigs by Type	866	1,903	(54.5)%	1,059	1,845	(42.6)%
Oil vs. Natural Gas Average North American Drilling Rigs
Oil	745	1,797	(58.5)%	906	1,731	(47.7)%
Natural Gas	311	492	(36.8)%	353	484	(27.1)%
Total North America	1,056	2,289	(53.9)%	1,259	2,215	(43.2)%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

As crude oil prices peaked at approximately $106/barrel in June 2014 and began the descent to the current levels ranging between $40 to $50 per barrel, total U.S. rig count decreased from 1,929 rigs on November 21, 2014, to 838 rigs as of September 25, 2015, representing a 56.6% drop. As the total U.S. rig count dropped, the horizontal rig count declined 54.2%, the directional rig count decreased by 58.0%, and the vertical rig count fell by 65.1%. Horizontal rigs now represent 75.1% of the total working U.S. rig count, versus 71.1% at the peak U.S. drilling activity level in November 2014.
The Canadian rig count had a similar response. The Canadian rig count peaked on January 16, 2015, at 440 rigs, fell to 72 rigs for the week ending May 22, 2015, and has improved to 176 rigs on September 25, 2015. However, Canadian rig activity remains depressed, lagging normal levels by almost 200 rigs.
During the three and nine months ended September 30, 2015, total North American active drilling rig count significantly decreased when compared to the comparable periods of 2014, primarily in oil drilling rigs. Average North American oil drilling rig activity decreased by 58.5% and 47.7% for the three and nine months ended September 30, 2015, respectively, when compared to the same periods of 2014. North American natural gas drilling rig count decreased by 36.8% and 27.1% for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014.

Company Outlook
Beginning in the second half of 2014 and continuing through the first quarter of 2015, the price of crude oil declined dramatically and, after a slight improvement in the second quarter, the price continued to fall to levels not seen since February 2009. As a result, most North American exploration and production companies - many of which are Flotek clients - have significantly reduced their exploration and drilling activity in 2015. The reduction in activity has created a more challenging environment in which to market the Company’s broad range of energy technologies, from chemistry to drilling and production technologies. Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its oil and gas based products and services including its Complex nano-Fluid® (“CnF®”) chemistries, Teledrift® product line, Stemulator® product line, and the growing line of production technologies. While international markets may react differently than North American markets to the decline in crude prices, the Company expects similar market challenges around the globe.
The Company’s continued emphasis on the promotion of the efficacy of its CnF® chemistries resulted in significant CnF® sales growth in the third quarter despite continued declines in oilfield activity. CnF® volumes increased 34%, compared to the second quarter of 2015, and 59%, compared to the third quarter of 2014. The Company expects CnF® sales to continue to outpace general oilfield activity as a result of the distinct benefits of CnF® in unconventional completions as demonstrated by the FracMax® analytical platform, which provides quantitative validation of the improved well economics achieved when CnF® is used in the well completion process. The Company has also initiated a direct-to-operator sales and marketing program, known as the Flotek Store™. By purchasing from Flotek through the Flotek Store™, exploration and production companies can benefit from a more direct relationship with Flotek’s technical expertise and supply chain.
In anticipation of CnF® demand growth, the Company has expanded its manufacturing capacity at its Marlow, Oklahoma chemistry facility over the past several years and believes it is well positioned to more than double production in its current facility. Additionally, the Company has added ample storage capacity and has excess production capacity at its Waller, Texas and Winter Haven, Florida facilities to meet future needs.
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
Capital expenditures, exclusive of acquisitions, totaled $11.1 million and $13.5 million for the nine months ended September 30, 2015 and 2014, respectively. Of the $11.1 million spent to date in 2015, 65% has been for the completion of projects started in 2014. The Company expects capital spending to be between $20 million and $23 million in 2015, inclusive of approximately $7 million for construction of laboratory facilities, including the Company’s Global Research & Innovation Headquarters in Houston. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
The Company’s new Global Research & Innovation Headquarters in Houston will allow for the development of next-generation, innovative energy chemistries, as well as expand collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities will become an important and distinguishing capability within the industry and should generate substantial value in 2016 and beyond.
The Company also plans to continue to expand the capabilities and use of its FracMax® analytical platform, an innovative software technology that allows the Company to quantitatively demonstrate the benefits associated with the use of the Company’s patented and proprietary Complex nano-Fluid® chemistries. The FracMax® application has been integrated into the Company’s sales and marketing process leading to new sales opportunities. In October 2014, the Company announced the formation of FracMax Analytics, LLC, a wholly owned subsidiary that will use the FracMax® analytical platform to provide customized data analysis to oil and gas operators, investors, and other companies. The Company believes the FracMax® platform, driven by DREAM™ technology, has applications beyond the energy sector and is exploring options to expand the reach of this innovative software platform.
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

The Company continues to pursue selected strategic relationships, both domestically and internationally, to expand its business.
In October 2015, the Company announced a partnership with Ely and Associates (“Ely”), a leading international stimulation and completion consulting firm, under which the Company and Ely will provide the Company’s CnF® completion chemistry clients a suite of stimulation and completion consulting services to further extend the Company’s reach as the leading North American completion chemistry and consulting services firm. Through the partnership, the Company will package Ely’s world-class reservoir stimulation and completion consulting services with the Company’s CnF® customized completion chemistries for those clients that purchase CnF® chemistries directly through the Flotek Store™.
In March 2015, the Company entered into agreements with Solazyme, Inc. (“Solazyme”) to globally commercialize Flocapso™, an innovative, advanced drilling fluid additive that combines the Company’s patented Complex nano-Fluid® chemistries with Solazyme’s proprietary Encapso™ technology. Flocapso™ will allow the use of water-based fluids in wells that previously required more expensive and invasive oil-based products, providing an environmentally superior, more efficient solution to drilling challenges. In addition, the Company will market Solazyme’s Encapso™ lubricant - the first commercially available, biodegradable encapsulated lubricant for drilling fluids - in certain Middle Eastern markets.
In January 2015, the Company acquired 100% of the assets from International Artificial Lift, LLC (“IAL”), a development-stage company that specializes in the design, manufacturing, and service of next-generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells.
The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils and other bio-based raw materials. Current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business, as well as the industrial markets. However, market price volatility may result in revenue and margin fluctuations from quarter-to-quarter.
Changes to geopolitical, global economic, and industry trends could have an impact, either positive or negative, on the Company’s business. In the event of significant adverse changes to the demand for oil and gas production and/or the market price for oil and gas, the market conditions affecting the Company could change rapidly and materially. Should such adverse changes to market conditions occur, management believes the Company has adequate liquidity to withstand the impact of such changes while continuing to make strategic capital investments and acquisitions if and when opportunities arise. In addition, management believes the Company is well-positioned to take advantage of significant increases in demand for its products should market conditions improve dramatically in the near term.
The Company expects that competition for contracts and margins will remain intense but that product innovation, service improvements, and data from its FracMax® analytical platform should enable the Company to realize relative market share gains during the remainder of 2015 and into 2016.

Consolidated Results of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$87,942	$116,761	$257,346	$324,653
Cost of revenue	56,715	70,683	170,340	192,585
Gross profit	31,227	46,078	87,006	132,068
Gross margin %	35.5%	39.5%	33.8%	40.7%
Selling, general and administrative costs	23,634	21,499	70,223	63,924
Selling, general and administrative costs %	26.9%	18.4%	27.3%	19.7%
Depreciation and amortization	2,785	2,439	8,258	7,225
Research and innovation costs	2,031	1,293	5,273	3,599
Impairment of inventory and rental equipment	—	—	20,372	—
Income (loss) from operations	2,777	20,847	(17,120)	57,320
Income (loss) from operations %	3.2%	17.9%	(6.7)%	17.7%
Interest and other expense, net	(402)	(511)	(1,457)	(1,565)
Income (loss) before income taxes	2,375	20,336	(18,577)	55,755
Income tax benefit (expense)	(400)	(6,064)	6,490	(18,425)
Net income (loss)	$1,975	$14,272	$(12,087)	$37,330
Net income (loss) %	2.2%	12.2%	(4.7)%	11.5%

Consolidated Results of Operations: Three and Nine Months Ended September 30, 2015, Compared to the Three and Nine Months Ended September 30, 2014
Consolidated revenue for the three and nine months ended September 30, 2015, decreased $28.8 million, or 24.7%, and $67.3 million, or 20.7%, respectively, relative to the comparable periods of 2014. The decrease in revenue was driven by the continued decline in drilling activity throughout 2015 as indicated by the 53.9% and 43.2% reduction in average North American rig count for the three and nine months ended September 30, 2015, respectively, versus the same periods of 2014, which affected Drilling Technologies revenues and, to a lesser extent, Energy Chemistry Technologies revenues.
Consolidated gross profit for the three and nine months ended September 30, 2015, decreased $14.9 million, or 32.2%, and $45.1 million, or 34.1%, respectively, relative to the comparable periods of 2014. Gross margin decreased to 35.5% for the three months ended September 30, 2015, from 39.5% in the same period of 2014, and decreased to 33.8% for the nine months ended September 30, 2015, from 40.7% in the same period of 2014. These reductions were primarily attributable to pricing pressures in Drilling Technologies, product mix in Production Technologies, and new incentive pricing structures associated with the Energy Chemistry Technologies segment.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs increased $2.1 million, or 9.9%, and $6.3 million, or 9.9%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. The increases were primarily due to higher stock compensation expense and professional fees, increased head count in the Energy Chemistry Technologies sales staff during late 2014 and the first half of 2015, and a civil penalty related to an environmental matter assessed in the first quarter of 2015, partially offset by cost reduction actions taken throughout the organization during 2015. The company regularly evaluates its SG&A cost structure as market conditions warrant.
Depreciation and amortization expense for the three and nine months ended September 30, 2015, increased by $0.3 million, or 14.2%, and $1.0 million, or 14.3%, respectively, relative to the comparable periods of 2014. The increase was primarily attributable to the depreciation and amortization of improvements to facilities and equipment that were added during the later portion of 2014.
Research and Innovation (“R&I”) expense increased $0.7 million, or 57.1%, and $1.7 million, or 46.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase in R&I is primarily attributable to new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, and continued growth of our existing product lines.

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
Interest and other expense decreased $0.1 million for both the three and nine months ended September 30, 2015, as compared to the same periods of 2014.
The Company recorded an income tax provision of $0.4 million and a benefit of $6.5 million, yielding effective tax rates of 16.8% and 34.9% for the three and nine months ended September 30, 2015, respectively, compared to income tax provisions of $6.1 million and $18.4 million reflecting effective tax rates of 29.8% and 33.0% for the comparable periods in 2014. The lower effective tax rate for the three months ended September 30, 2015, is primarily due to the mix of pre-tax profit and loss between domestic and foreign jurisdictions.
Results by Segment

Energy Chemistry Technologies (previously referred to as Energy Chemical Technologies) (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$60,181	$68,181	$163,296	$193,148
Gross profit	24,257	28,424	60,784	85,074
Gross margin %	40.3%	41.7%	37.2%	44.0%
Income from operations	14,283	19,903	32,995	60,690
Operating margin %	23.7%	29.2%	20.2%	31.4%
Energy Chemistry Technologies Results of Operations: Three and Nine Months Ended September 30, 2015, Compared to the Three and Nine Months Ended September 30, 2014
Energy Chemistry Technologies revenue for the three months ended September 30, 2015, decreased $8.0 million, or 11.7%, relative to the comparable period of 2014, compared to a 53.9% decline in market activity as measured by average North American rig count. Revenue for the nine months ended September 30, 2015, decreased $29.9 million, or 15.5%, relative to the comparable period of 2014, compared to a 43.2% decline in market activity. The Energy Chemistry Technologies segment substantially outperformed market activity indicators due to significant increases in CnF® sales volumes during the quarter. CnF® sales volumes increased 34% (revenues increased 32%) for the three months ended September 30, 2015, compared to the three months ended June 30, 2015. CnF® sales volumes increased 59% (revenues increased 18%), compared to the three months ended September 30, 2014. CnF® revenue increases for the year over year period were lower than volume increases due to implementation of incentive pricing structures associated with new strategic relationships in 2014. The increased sales of CnF® during the third quarter of 2015 were due to Flotek’s aggressive promotion of the benefits of CnF® in completions and re-stimulation efforts by leveraging the quantitative evidence provided through the FracMax® analytical platform. These strategic sales and marketing efforts are ensuring that Flotek remains a leader in the energy chemistry industry and is poised to take even greater advantage of any market recovery.
Energy Chemistry Technologies gross profit decreased $4.2 million, or 14.7%, and $24.3 million, or 28.6%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. Gross margin decreased to 40.3% and 37.2% for the three and nine months ended September 30, 2015, respectively, from 41.7% and 44.0% in the same periods of 2014. The decline in gross margin over the periods was primarily due to new incentive pricing structures associated with new strategic relationships in 2014. Gross profit for the three months ended September 30, 2015, compared to the three months ended June 30, 2015, increased $3.8 million, or 18.8%, and gross margin increased 410 basis points. Energy Chemistry Technologies margins showed strong sequential growth, despite overall market pricing pressures, due to stable CnF® margins and relatively higher growth rates in CnF® sales, compared to non-CnF® sales.
Income from operations for the Energy Chemistry Technologies segment decreased $5.6 million, or 28.2%, and $27.7 million, or 45.6%, for the three and nine months ended September 30, 2015, respectively, relative to the comparable periods of 2014. The decrease in income from operations for both periods is primarily attributable to the decrease in gross margin and increased headcount during late 2014 and early 2015. Headcount has increased in the sales organization to pursue growth opportunities, and in R&I, related to new product development and increased demand for existing product support. Income from operations for the three months ended September 30, 2015, compared to the three months ended June 30, 2015, increased $2.4 million, or 20.1%, due to strong growth in CnF® revenue and gross margins.

Consumer and Industrial Chemistry Technologies (previously referred to as Consumer and Industrial Chemical Technologies) (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$13,867	$13,713	$42,808	$39,351
Gross profit	3,082	3,310	10,914	10,237
Gross margin %	22.2%	24.1%	25.5%	26.0%
Income from operations	1,728	1,758	6,792	5,064
Operating margin %	12.5%	12.8%	15.9%	12.9%

CICT Results of Operations: Three and Nine Months Ended September 30, 2015, Compared to the Three and Nine Months Ended September 30, 2014
CICT revenue increased $0.2 million, or 1.1%, and $3.5 million, or 8.8%, for the three and nine months ended September 30, 2015, respectively, versus the comparable periods of 2014, primarily due to increased terpene sales.
CICT gross profit for the three and nine months ended September 30, 2015, decreased $0.2 million, or 6.9%, and increased $0.7 million, or 6.6%, respectively, from the comparable periods of 2014. Gross margin decreased to 22.2% for the three months ended September 30, 2015, from 24.1% in the same period of 2014, primarily due to decreased sales of higher margin flavor and fragrance products. Gross margins remained relatively flat for the nine months ended September 30, 2015, compared to the same period of 2014.
Income from operations for the CICT segment was essentially flat for the three months ended September 30, 2015, and increased $1.7 million, or 34.1%, for the nine months ended September 30, 2015, as compared to the same periods of 2014. The increase in income from operations was primarily due to the revenue and gross profit factors described above and reductions in SG&A expenses resulting from cost control measures.

Drilling Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$10,812	$29,920	$41,840	$82,061
Gross profit	3,302	11,928	13,396	32,477
Gross margin %	30.5%	39.9%	32.0%	39.6%
Income (loss) from operations	(2,614)	5,557	(24,551)	13,073
Income (loss) from operations - excluding impairment	(2,614)	5,557	(4,983)	13,073
Operating margin % - excluding impairment	(24.2)%	18.6%	(11.9)%	15.9%
Drilling Technologies Results of Operations: Three and Nine Months Ended September 30, 2015, Compared to the Three and Nine Months Ended September 30, 2014
Drilling Technologies revenue decreased $19.1 million, or 63.9%, and $40.2 million, or 49.0%, for the three and nine months ended September 30, 2015, respectively, relative to the same periods in 2014, due to decreased actuated tool rentals, a decrease in Teledrift® domestic rental revenue, and decreased product sales. The revenue declines were primarily related to the decrease in drilling rig activity for the three and nine months ended September 30, 2015.
Drilling Technologies gross profit for the three months ended September 30, 2015, decreased $8.6 million, or 72.3%, and decreased $19.1 million, or 58.8%, for the nine months ended September 30, 2015, from the comparable periods of 2014. The declines in gross profit are primarily due to the lower sales volumes in 2015 and increased pricing pressure for product sales and rentals. Direct operating costs decreased by 36.4% and 28.2% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods of 2014, due to decreased employee related costs, materials and supplies, and freight costs.

During the second quarter of 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future. As a result, an impairment charge of $19.6 million was recorded to reflect the reduced value of inventory and rental equipment associated with product lines and markets the Company exited during the third quarter.

Income from operations for the three and nine months ended September 30, 2015, decreased by $8.2 million and $37.6 million, respectively, compared to the same periods of 2014, primarily resulting from the second quarter impairment charge. Income from operations, excluding the impairment, for the nine months ended September 30, 2015, decreased by $18.1 million over the same period of 2014. The decreases in income from operations for the three and nine months ended September 30, 2015, were primarily due to reductions in revenue and pricing pressure that resulted in customer price reductions, partially offset by reductions in direct and indirect costs resulting primarily from headcount reductions and other cost reduction measures.

Production Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$3,082	$4,947	$9,402	$10,093
Gross profit	586	2,416	1,912	4,280
Gross margin %	19.0%	48.8%	20.3%	42.4%
Income (loss) from operations	(823)	1,583	(2,958)	1,925
Income (loss) from operations - excluding impairment	(823)	1,583	(2,154)	1,925
Operating margin % - excluding impairment	(26.7)%	32.0%	(22.9)%	19.1%
Production Technologies Results of Operations: Three and Nine Months Ended September 30, 2015, Compared to the Three and Nine Months Ended September 30, 2014
Revenue for the Production Technologies segment for the three months ended September 30, 2015, decreased by $1.9 million, or 37.7%, from the same period in 2014 due to decreased sales of international Petrovalve® equipment. For the nine months ended September 30, 2015, revenue decreased by $0.7 million, or 6.8%, relative to the same period in 2014, as lower international Petrovalve® sales were partially offset by increases in domestic rod pump equipment sales.
Production Technologies gross profit decreased by $1.8 million, or 75.7%, and $2.4 million, or 55.3%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Gross margin decreased to 19.0% and 20.3% for the three and nine months ended September 30, 2015, respectively, from 48.8% and 42.4% for the same periods in 2014. These decreases are due to product mix from decreased international Petrovalve® sales replaced by increased domestic rod pump component sales which carry lower margins.
As a result of the shift in focus towards oil production markets and away from CBM markets, the Company evaluated its CBM inventory during the second quarter of 2015. This evaluation led to the recording of an impairment of $0.8 million in CBM inventory in the second quarter of 2015.
Income from operations decreased $2.4 million and $4.9 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014. Income from operations, excluding the impairment, decreased by $4.1 million for the nine months ended September 30, 2015, compared to the same period in 2014. These decreases are primarily due to product mix and increases in SG&A costs attributable to employee-related expenses as the segment continues to refocus and reposition for growth. The Production Technologies segment’s progress towards serving the oil market should build on the recent growth position achieved in the domestic rod pump market. New product and service offerings are being introduced in the last quarter of 2015, including new technologies in HPUs and ESPs. These new products will position the Company for differentiation in the oil basins currently pursued by Production Technologies.

Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8, Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates.
As part of the acquisition process, the Company reaffirmed policies and estimates surrounding business combinations in accordance with U.S. GAAP, specifically, utilizing the guidance of Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” ASC Topic 805 requires an acquiring entity in a transaction to recognize all of the identifiable assets acquired and liabilities assumed at their estimated fair values on the acquisition date, to recognize and measure pre-acquisition contingencies, including contingent consideration, at fair value (if possible), to remeasure liabilities related to contingent consideration at fair value in each subsequent reporting period and to expense all acquisition relates costs. Though the Company has followed business combination accounting guidance, there have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2015.
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
New Accounting Requirements and Disclosures
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items and the need for an entity to separately classify, present, and disclose extraordinary events and transactions, while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and may be applied retrospectively, with early application permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period with early application permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU No. 2015-15, which provides additional guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. The Company is currently evaluating the impact these pronouncements will have on the consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and should be applied retrospectively, with early application permitted.  The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This standard replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

Capital Resources and Liquidity
Overview
Ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase company stock. During the first nine months of 2015, the Company funded capital requirements primarily with operating cash flows and debt financing.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility of up to $75.0 million and a term loan secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. As of September 30, 2015, the Company had $20.6 million in outstanding borrowings under the revolving debt portion of the Credit Facility and $27.2 million outstanding under the term loan. At September 30, 2015, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Part I, Item 1 — “Financial Statements” in Note 10 of “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report.
The Company expects to generate sufficient cash from operations to fund its capital expenditures and make required payments on the term loan. If necessary, the Company will utilize its available capacity under the revolving credit facility to fulfill its liquidity needs. As of September 30, 2015, the Company had available borrowing capacity under its revolving line of credit of $47.0 million and available cash of $3.0 million resulting in total liquidity of $50.0 million. For the remainder of 2015, the Company plans to spend between $9 million and $12 million for committed and planned capital expenditures, inclusive of between $5 million and $6 million for new R&I facilities.

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
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	September 30, 2015	September 30, 2014
Cash and cash equivalents	$2,998	$5,257
Current portion of long-term debt	(27,727)	(11,367)
Long-term debt, less current portion	(20,041)	(30,184)
Net debt	$(44,770)	$(36,294)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$17,796	$39,897
Net cash used in investing activities	(9,537)	(16,656)
Net cash used in financing activities	(5,996)	(20,676)
Effect of changes in exchange rates on cash and cash equivalents	(531)	(38)
Net increase in cash and cash equivalents	$1,732	$2,527
Operating Activities
Net cash provided by operating activities was $17.8 million and $39.9 million during the nine months ended September 30, 2015 and 2014, respectively. Consolidated net loss for the nine months ended September 30, 2015, totaled $12.1 million, compared to consolidated net income of $37.3 million for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, net non-cash contributions to net income totaled $30.9 million. Contributory non-cash items consisted of $20.4 million for the impairment of inventory and rental equipment, $13.9 million for depreciation and amortization, and $10.5 million for stock-based compensation expense. Non-cash reductions to net income included $8.7 million for net decreases in deferred income taxes, $3.0 million for net gain on asset disposals, and $2.2 million for recognized incremental tax benefits related to the Company’s share based awards.
During the nine months ended September 30, 2014, net non-cash contributions to net income totaled $15.2 million, primarily consisting of $13.5 million for depreciation and amortization and $7.4 million for stock compensation expense, partially offset by $3.4 million recognized incremental tax benefits related to the Company’s share based awards and $2.6 million for net gain on sale of assets.
During the nine months ended September 30, 2015, net working capital was reduced by $1.0 million. Reductions to working capital came from increasing inventory by $16.3 million and decreasing accounts payable by $11.1 million. The reductions to working capital were partially offset by decreasing accounts receivable by $26.6 million.
During the nine months ended September 30, 2014, net working capital was reduced by $12.7 million. Working capital was used to increase inventory by $18.0 million, increase other current assets by $5.0 million, and increase accounts receivable by $3.9 million. The reductions to working capital were partially offset by increased accounts payable of $12.6 million and other factors.
Investing Activities
Net cash used in investing activities was $9.5 million for the nine months ended September 30, 2015. Cash used by investing activities in 2015 were for capital expenditures of $11.1 million and the cash payments for the acquisition of IAL and various patents of $1.7 million, partially offset by $3.2 million of proceeds received from the sale of fixed assets.
Net cash used in investing activities was $16.7 million for the nine months ended September 30, 2014. Cash used by investing activities in 2014 were for capital expenditures of $13.5 million, the net cash payments for the acquisition of EOGA, SiteLark and various patents of $6.5 million, partially offset by $3.3 million of proceeds received from the sale of fixed assets.
Financing Activities
Net cash used by financing activities was $6.0 million for the nine months ended September 30, 2015. Cash used by financing activities was primarily due to $7.3 million for the repurchase of common stock and $5.4 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options. Cash used by financing activities was partially offset by increased debt borrowing of $3.7 million, net of repayments, and proceeds from the excess tax benefit related to stock-based compensation of $2.2 million.
Net cash used by financing activities was $20.7 million for the nine months ended September 30, 2014. Cash used by financing activities was primarily due to $20.6 million for repayments of debt, net of borrowings, and $6.1 million for purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards. Cash used by financing activities was partially offset by proceeds from the exercise of stock warrants of $1.5 million and proceeds from the excess tax benefit related to stock-based compensation of $3.4 million.
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

Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at September 30, 2015, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$27,184	$7,143	$20,041	$—	$—
Interest expense on term loan (1)	2,196	1,094	1,102	—	—
Borrowings under revolving credit facility (2)	20,584	20,584	—	—	—
Operating lease obligations	25,199	2,985	4,943	4,134	13,137
Total	$75,163	$31,806	$26,086	$4,134	$13,137
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from September 30, 2015 rates. The weighted-average interest rate is 2.46% at September 30, 2015.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 1.86% at September 30, 2015.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations, or liquidity.
Item  1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report.
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of the Company’s equity securities during the three months ended September 30, 2015, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2) (3)
July 1, 2015 to July 31, 2015	821	$17.64	—	$57,344,713
August 1, 2015 to August 31, 2015	3,579	$17.15	2,404	$57,305,189
September 1, 2015 to September 30, 2015	—	$—	—	$57,305,189
Total	4,400	$17.24	2,404
(1) The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.
(2) In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2015, the Company has repurchased $17.7 million of its common stock and $7.3 million may yet be used to purchase shares.
(3) In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2015, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.
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
10.1
Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 23, 2015).

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
Date: October 21, 2015

FLOTEK INDUSTRIES, INC.

By:	/s/ ROBERT M. SCHMITZ
Robert M. Schmitz
Executive Vice President and Chief Financial Officer
Date: October 21, 2015