Form 10-K
period 2015-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2016-01-27
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 (based on the closing market price on the NYSE Composite Tape on June 30, 2015) was approximately $495,092,000. At January 15, 2016, there were 53,598,974 outstanding shares of the registrant’s common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2016 Annual Meeting of Stockholders.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”), and in particular, Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report. The forward looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,”“intend,” “expect,” “plan,” “forecast,” “project”

and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – “Risk Factors” of this Annual Report and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”).
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
Recent Developments
In January 2015, the Company acquired 100% of the assets of International Artificial Lift, LLC (“IAL”) for $1.3 million in cash consideration and 60,024 shares of the Company’s common stock. IAL is a development-stage company that specializes in the design, manufacturing and service of next-generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells.
In May 2014, the Company launched its FracMax® software technology as a customer marketing tool. This software allows the Company to demonstrate the benefits associated with the use of the Company’s patented and proprietary Complex nano-Fluid® chemistries. The Company has integrated the use of the FracMax® software technology into its sales and marketing activities resulting in a significant increase in customer interest in the Company’s Complex nano-Fluid® chemistries.
In April 2014, the Company acquired 100% of the membership interests in SiteLark, LLC (“SiteLark”) for $0.4 million and 5,327 shares of the Company’s common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software which assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.
In January 2014, the Company acquired 100% of the membership interest in Eclipse IOR Services, LLC (“EOGA”), a leading Enhanced Oil Recovery (“EOR”) design and injection firm. The Company paid $5.3 million, net of cash received, in cash consideration and 94,354 shares of the Company’s Common Stock. EOGA’s enhanced oil recovery processes and its use of polymers to improve the performance of EOR projects has been combined with the Company’s existing EOR products and services.
In November 2013, the Company signed a shareholder agreement with Tasneea Oil and Gas Technologies, LLC (“Tasneea”) an Omani Limited Liability Company, to form Omani based Flotek Gulf, LLC (“Flotek Gulf”) and Flotek Gulf Research, LLC (“Flotek Gulf Research”). During the fourth quarter of 2014, Flotek and Tasneea transferred initial capital into Flotek Gulf and Flotek Gulf Research. The Company continues to evaluate opportunities within the region which may involve the Flotek Gulf and Flotek Gulf Research companies.
In May 2013, the Company acquired Florida Chemical Company, Inc. (“Florida Chemical”) for a total purchase price of $106.4 million. Florida Chemical is one of the world’s largest processors of citrus oils and is a pioneer in solvent, chemistry synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. This acquisition brought a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. The acquisition expanded the Company’s business into consumer and industrial chemistry technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.
Description of Operations and Segments
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, West Coast, Rocky Mountains, Northeastern, and Mid-Continental regions of the United States (the “U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Middle East, and Asia-Pacific.
The Company has four strategic business segments: Energy Chemistry Technologies (previously referred to as Energy Chemical Technologies), Consumer and Industrial Chemistry

Technologies (previously referred to as Consumer and Industrial Chemical Technologies), Drilling Technologies, and Production Technologies. The Company offers competitive products and services derived from technological advances, some of which are patented, that are responsive to industry demands in both domestic and international markets.
Financial information about operating segments and geographic concentration is provided in Note 18 – “Segment and Geographic Information” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
Information about the Company’s four operating segments is below.
Energy Chemistry Technologies
(previously referred to as Energy Chemical Technologies)
The Energy Chemistry Technologies (“ECT”) segment designs, develops, manufactures, packages, and markets chemistries for use in oil and gas (“O&G”) well drilling, cementing, completion, stimulation, and production activities designed to maximize recovery in both new and mature fields, including enhanced and improved oil recovery markets. These specialty chemistries possess enhanced performance characteristics and are manufactured to withstand a broad range of downhole pressures, temperatures and other well-specific conditions to be compliant with customer specifications. This segment has technical services laboratories and a research and innovation laboratory that focus on design improvements, development and viability testing of new chemistry formulations, and continued enhancement of existing products. Chemistries branded Complex nano-Fluid® technologies (“CnF® products”) are patented both domestically and internationally and are proven strategically cost-effective performance additives within both oil and natural gas markets. The CnF® product mixtures are environmentally friendly, stable mixtures of oil, water, and surface active agents which organize molecules into nano structures. The combined advantage of solvents, surface active agents and water, and the resultant nano structures, improve well treatment results as compared to the independent use of solvents and surface active agents. CnF® products are composed of renewable, plant derived, cleaning ingredients and oils that are certified as biodegradable. CnF® chemistries help achieve improved operational and financial results for the Company’s customers in low permeability sand and shale reservoirs.
The Logistics division of the Company’s ECT segment designs, operates, and manages automated bulk material handling and loading facilities. The bulk facilities handle dry cement and additives for oil and natural gas well cementing and supply materials used in oilfield operations.

Consumer and Industrial Chemistry Technologies(previously referred to as Consumer and Industrial Chemical Technologies)
The Consumer and Industrial Chemistry Technologies (“CICT”) segment, was added in conjunction with the acquisition of Florida Chemical in May 2013. This segment sources citrus oil domestically and internationally and is one of the largest processors of citrus oils in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in the oil & gas industry and numerous other industries around the world. The CICT segment designs, develops, and manufactures products that are sold to companies in the flavor and fragrance industry and specialty chemical industry. These technologies are used within food and beverage, fragrance, and household and industrial cleaning products industries.
Drilling Technologies
The Drilling Technologies segment is a leading provider of downhole drilling tools for use in energy and mining activities. This segment manufactures, rents, sells, inspects, and markets specialized equipment used in drilling, completion, production, and work-over activities. Established tool rental operations are strategically located throughout the United States (the “U.S.”) and in a number of international markets. Rental tools include stabilizers, drill collars, reamers, wipers, jars, shock subs, wireless survey, measurement while drilling (“MWD”) tools, Stemulator® tools, and mud-motors. Equipment sold primarily includes mining equipment, cementing accessories, and drilling motor components. The Company remains focused on product marketing for this segment in all regions of the U.S., as well as in select international markets through both direct and agent-based sales.
Production Technologies
The Production Technologies segment provides pumping system components, electric submersible pumps (“ESPs”), gas separators, production valves, and complementary services. Through the Company’s acquisition of IAL, the Company provides a line of next generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells. The Company’s line of artificial lift products satisfy the requirements of traditional oil and natural gas production and coal bed methane markets by assisting natural gas, oil, and other fluids movement from the producing horizon to the surface. The Company’s products are sourced internationally and domestically, assembled at domestic locations, and distributed globally.

Seasonality
Overall, operations are not significantly affected by seasonality. While certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operations and financial position, these cycles have not been significant to date. The performance of certain services within each of the Company’s segments, however, is susceptible to both weather and naturally occurring phenomena, including, but not limited to, the following:

•	the severity and duration of winter temperatures in North America, which impacts natural gas storage levels, drilling activity, and commodity prices;

•	the timing and duration of the Canadian spring thaw and resulting restrictions that impact activity levels;

•	the timing and impact of hurricanes upon coastal and offshore operations;

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
Product Demand and Marketing
Demand for the Company’s products and services is dependent on levels of conventional and non-conventional oil and natural gas well drilling and production, both domestically and internationally. Products are marketed directly to customers through the Company’s direct sales force and through certain contractual agency arrangements. Established customer relationships provide repeat sales opportunities within all segments. While the Company’s primary marketing efforts remain focused in North America, a growing amount of resources and effort are focused on emerging international markets, especially in the Middle East and North Africa (“MENA”) as well as South America. In addition to direct marketing and relationship development, the Company also markets products and services through the use of third party agents in Mexico, Central America, South America, Europe, Africa, the Middle East, and Asia-Pacific.
Customers
The Company’s customers primarily include major integrated oil and natural gas companies, oilfield service companies, independent oil and natural gas companies, pressure pumping service companies, international supply chain management companies, national and state-owned oil companies, household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies. The Company had two major customers for the year ended December 31, 2015, which accounted for 14% and 12% of consolidated revenue, and one major customer for the years ended December 31, 2014, and 2013, which accounted for 16% and 16% of consolidated revenue, respectively. In aggregate, the Company’s largest three customers collectively accounted for 35%, 29%, and 30% of consolidated revenue for the years ended December 31, 2015, 2014, and 2013, respectively.
Research and Innovation
The Company is engaged in research and innovation activities focused on the design of reservoir specific, customized chemistries in the ECT segment and improvement of existing products and services, and development of new products, processes, and services throughout all segments. For the years ended December 31, 2015, 2014, and 2013, the Company incurred $7.5 million, $5.0 million, and $3.8 million, respectively, of research and innovation expense. In 2015, research and innovation expense was approximately 2.2% of consolidated revenue. The Company expects that its 2016 research and innovation investment will increase in anticipation of the growth of the business.
Backlog
Due to the nature of the Company’s contractual customer relationships and the way they operate, the Company has historically not had significant backlog order activity.
Intellectual Property
The Company’s policy is to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost-effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, trade secrets, proprietary designs, and manufacturing and operational expertise, are necessary and appropriate to protect its intellectual property and ensure continued strategic advantages. The Company currently has 19 issued patents and over six dozen pending patent applications filed in the U.S. and abroad on various chemical compositions and methods, downhole tools, production technologies, and software methods. In addition, the Company currently has 41 registered trademarks and over four dozen pending trademark applications filed in the U.S. and abroad, covering a variety of its goods and services.
Competition
The ability to compete in the oilfield services industry and the consumer and industrial markets is dependent upon the Company’s ability to differentiate its products and services, provide superior quality and service, and maintain a competitive cost structure. Activity levels in the oil field services industry are impacted by current and expected oil and natural gas prices, oil and natural gas drilling activity, production levels, and customer drilling and production designated capital spending. Domestic and international regions in which Flotek operates are highly competitive. The unpredictability of the energy industry and commodity price fluctuations create both increased risk and opportunity for the products and services of both the Company and its competitors.
Certain oil and natural gas service companies competing with the Company are larger and have access to more resources. Such competitors could be better situated to withstand industry downturns, compete on the basis of price, and acquire and develop new equipment and technologies, all of which could affect the Company’s revenue and profitability. Oil and natural gas service companies also compete for customers and strategic business opportunities. Thus, competition could have a detrimental impact upon the Company’s business.
The citrus-based terpene (d-limonene) is a major feedstock for many of the Company’s CnF® chemistries. In addition, the Company utilizes naturally derived terpenes from other sources and bio-based solvents from other natural sources when it determines the efficacy of such formulas is appropriate. The Company has the ability to purify these alternative solvents to remove trace amounts of “BTEX” (benzene, toluene, ethylbenzene, and xylene) and other contaminants to ensure they meet Flotek’s rigorous environmental standards.
The Company faces competition from other citrus processors and other solvent sources. Other terpenes can provide an effective substitute to the Company’s citrus-based terpenes, although, without refinement, are generally of lower quality. Such terpenes can be cheaper than citrus terpenes, but, as noted above, can contain “BTEX” compounds (benzene, toluene, ethylbenzene, and xylenes) and other compounds that have varying degrees of toxicity. The Company’s chemistries are intended to replace these undesirable qualities. Management believes that environmental constituents will continue to promote “BTEX” substitutes, which diminishes the threat of substitution in ecologically sensitive applications from these competitors.
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities, however, could be adversely affected by extreme weather conditions. Additionally, certain raw materials used by the Chemistries segments are available from limited sources. Disruptions to suppliers could materially impact sales. The prices paid for raw materials vary based on energy, steel, citrus, and other commodity price fluctuations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. Higher prices for chemistries, steel, citrus, and other raw materials could adversely impact future sales and contract fulfillments.

The Company is diligent in its efforts to identify alternate suppliers, in its contingency planning for potential supply shortages, and in its proactive efforts to reduce costs through competitive bidding practices. When able, the Company uses multiple suppliers, both domestically and internationally, to purchase raw materials on the open market.
Drilling Technologies maintains a three to six month supply of mud-motor inventory parts sourced from international and domestic suppliers, and Drilling Technologies and Production Technologies maintain parts necessary to meet forecast demand. The Company’s inventory levels are maintained to accommodate the lead time required to secure parts to avoid disruption of service to customers.
Citrus greening disease has adversely affected the availability of citrus crops around the world, thereby negatively impacting the supply and increasing the price of citrus terpenes. The Company’s market position, inventory, and forward purchases helps ensure availability for its patented CnF® technologies, as well as its existing customer base within CICT. As mentioned previously, the Company has also developed new CnF® formulations utilizing alternative solvents. These new formulations not only diversify the Company’s dependence on citrus terpenes, but they also provide certain performance benefits necessary for specific customer and reservoir challenges.
Government Regulations
The Company is subject to federal, state, and local environmental, occupational safety, and health laws and regulations within the U.S. and other countries in which the Company does business. The Company strives to ensure full compliance with all regulatory requirements and is unaware of any material instances of noncompliance. In the U.S., the Company must comply with laws and regulations which include, among others:

•	the Comprehensive Environmental Response, Compensation and Liability Act;

•	the Resource Conservation and Recovery Act;

•	the Federal Water Pollution Control Act;

•	the Toxic Substances Control Act; and

•	the Affordable Care Act.
In addition to U.S. federal laws and regulations, the Company does business in other countries which have extensive environmental, legal, and regulatory requirements. Laws and regulations strictly govern the manufacture, storage, handling, transportation, use, and sale of chemistry products. The Company evaluates the environmental impact of its actions and attempts to quantify the cost of remediating contaminated property in order to maintain compliance with regulatory requirements and identify and avoid potential liability. Several products of the Energy Chemistry Technologies’ and Consumer and Industrial Chemistry Technologies’ segments are considered hazardous or flammable. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, to remediate any contamination.
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
Employees
At December 31, 2015, the Company had 534 employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international locations have staffing or work arrangements that are contingent upon local work councils or other regulatory approvals.
Available Information and Website
The Company’s website is accessible at www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see the “Investor Relations” section of the Company’s website), as soon as reasonably practicable, subsequent to electronically filing or otherwise providing reports to the SEC. Corporate governance materials, guidelines, by-laws, and code of business conduct and ethics are also available on the website. A copy of corporate governance materials is available upon written request to the Company.
All material filed with the SEC’s “Public Reference Room” at 100 F Street NE, Washington, DC 20549 is available to be read or copied. Information regarding the “Public Reference Room” can be obtained by contacting the SEC at 1-800-SEC-0330. Further, the SEC maintains the www.sec.gov website, which contains reports and other registrant information filed electronically with the SEC.
The 2015 Annual Chief Executive Officer Certification required by the NYSE was submitted on April 8, 2015. The certification was not qualified in any respect. Additionally, the Company has filed all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2016 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of business conduct and ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website.

Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations and cash flows are subject to various risks and uncertainties. Readers of this report should not consider any descriptions of these risk factors to be a complete set of all potential risks that could affect Flotek. These factors should be carefully considered together with the other information contained in this Report and the other reports and materials filed by us with the SEC. Further, many of these risks are interrelated and, as a result, the occurrence of certain risks could trigger and/or exacerbate other risks. Such a combination could materially increase the severity of the impact of these risks on our business, results of operations, financial condition, or liquidity.
This Annual Report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements discuss Company prospects, expected revenue, expenses and profits, strategic and operational initiatives, and other activities. Forward-looking statements also contain suppositions regarding future oil and natural gas industry conditions within both domestic and international market economies. The Company’s results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including risks described below and elsewhere. See “Forward-Looking Statements” at the beginning of this Annual Report.
Risks Related to the Company’s Business
The Company’s business is dependent upon domestic and international oil and natural gas industry spending. Spending could be adversely affected by industry conditions or by new or increased governmental regulations beyond the Company’s control.
The Company is dependent upon customers’ willingness to make operating and capital expenditures for exploration, development and production of oil and natural gas in both North American and global markets. Customers’ expectations of a decline in future oil and natural gas market prices could result in curtailed spending thereby reducing demand for the Company’s products and services. Industry conditions are influenced by numerous factors over which the Company has no control, including the supply of and demand for oil and natural gas, domestic and international economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of oil and natural gas prices and the consequential effect on exploration and production activity could adversely impact the activity levels of the Company’s customers. One indicator of drilling and production spending is fluctuation in rig count, which the Company actively monitors to gauge market conditions and forecast product and service demand. A reduction in drilling activity could cause a decline in the demand for, or negatively affect the price of, some of the Company’s products and services. Domestic demand for oil and natural gas could also be uniquely affected by public attitude regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels, taxation of oil and gas, perception of “excess profits” of oil and gas companies, and anticipated changes in governmental regulation and policy.
Demand for a significant number of the Company’s products and services is dependent on the level of expenditures within the oil and natural gas industry. If current global economic conditions and the availability of credit worsen or oil and natural gas prices weaken for an extended period of time, reductions in customers’ expenditures could have a significant adverse effect on revenue, margins and overall operating results.
The global economic environment could impact worldwide demand for energy. Crude oil and natural gas prices are inherently volatile. A substantial or extended decline in oil or natural gas prices could impact customers’ spending for the Company’s products and services. Demand for the Company’s products and services is dependent upon the level of expenditures within the oil and gas industry for exploration, development and production of crude oil and natural gas reserves. Expenditures are sensitive to oil and natural gas prices, as well as the industry’s outlook regarding future oil and natural gas prices.
The price for oil and natural gas is subject to a variety of factors, including, but not limited to:

•	Global demand for energy as a result of population growth, economic development, and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and the impact of non-OPEC producers on global supply;

•	availability and quantity of natural gas storage;

•	import and export volumes and pricing of liquefied natural gas;

•	pipeline capacity to critical markets;

•	political and economic uncertainty and socio-political unrest;

•	cost of exploration, production and transport of oil and natural gas;

•	technological advances impacting energy production and consumption; and

•	weather conditions.
Increased competition could also exert downward pressure on prices charged for the Company’s products and services.

Volatile economic conditions could weaken customer exploration and production expenditures, causing reduced demand for the Company’s products and services and a significant adverse effect on the Company’s operating results. It is difficult to predict the pace of industry growth, the direction of oil and natural gas prices, the direction and magnitude of economic activity, and to what extent these conditions could affect the Company. However, reduced cash flow and capital availability could adversely impact the financial condition of the Company’s customers, which could result in customer project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company. This could cause a negative impact on the Company’s results of operations and cash flows.
Furthermore, if certain of the Company’s suppliers were to experience significant cash flow constraints or become insolvent as a result of such conditions, a reduction or interruption in supplies or a significant increase in the price of supplies could occur, adversely impacting the Company’s results of operations and cash flows.
The Company’s revolving credit facility and term loan have variable interest rates that could increase.
At December 31, 2015, the Company had a $75 million revolving credit facility commitment subject to collateral availability limits. The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank’s base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. The current credit facility remains in effect until May 10, 2018.
The Company borrowed $50.0 million under a term loan on May 10, 2013. The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank’s base lending rate plus 1.25% to 1.75% or (b) between the London Interbank Lending Rate (LIBOR) plus 2.25% to 2.75%.
There can be no assurance that the revolving credit facility and the term loan will not experience significant interest rate increases.
Network disruptions, security threats and activity related to global cyber-crime pose risks to our key operational, reporting and communication systems.
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
The Company has grown over the last several years through internal growth, strategic alliances, and strategic business and asset acquisitions. The Company believes future success will depend, in part, on the Company’s ability to adapt to market opportunities and changes and to successfully integrate the operations of any businesses acquired. Factors that could result in strategic business difficulties include, but are not limited to:

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
The ability of the Company to grow and be competitive in the market place is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to equity and debt financing. The Company’s term and revolving loan agreements with its bank require approval and place limits on certain capital transactions and various business acquisitions and combinations. The Company cannot guarantee that cash flows will be sufficient, or that the Company will continue to be able to obtain equity or debt financing on acceptable terms, or at all. As a result, the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or to respond to competitive pressures.
The Company’s inability to develop and/or introduce new products or differentiate existing products could have an adverse effect on its ability to be responsive to customers’ needs and could result in a loss of customers, as well as adversely affecting the Company’s future success and profitability.

The oil and natural gas industry is characterized by technological advancements that have historically resulted in, and will likely continue to result in, substantial improvements in the scope and quality of oilfield chemistries, drilling and artificial lift products and services function and performance. Consequently, the Company’s future success is dependent, in part, upon the Company’s continued ability to timely develop innovative products and services. Increasingly sophisticated customer needs and the ability to anticipate and respond to technological and operational advances in the oil and natural gas industry is critical. If the Company fails to successfully develop and introduce innovative products and services that appeal to customers, or if existing or new market competitors develop superior products and services, the Company’s revenue and profitability could deteriorate.
Consumer and industrial chemistry markets that purchase the Company’s citrus-based products are largely influenced by consumer preference and regulatory requirements. While citrus-based beverage flavorings, retail cleaning products, and fine fragrances perpetually rank high in consumer surveys, the Company’s continued success requires new product innovation to keep pace with consumer trends and regulatory issues.  If the Company fails to provide innovative products and services to its customers or to introduce performance products that comply with new environmental regulations, the Company’s financial performance could be impacted.
The Company may pursue strategic acquisitions, which could have an adverse impact on the Company’s business.
The Company’s past and potential future acquisitions involve risks that could adversely affect the Company’s business. Negotiations of potential acquisitions or integration of newly acquired businesses could divert management’s attention from other business concerns as well as be cost prohibitive and time consuming. Acquisitions could also expose the Company to unforeseen liabilities or risks associated with new markets or businesses. Unforeseen operational difficulties related to acquisitions could result in diminished financial performance or require a disproportionate amount of the Company’s management’s attention and resources. Additionally, acquisitions could result in the commitment of capital resources without the realization of anticipated returns.
Unforeseen contingencies such as litigation could adversely affect the Company’s financial condition.
The Company is, and from time to time may become, a party to legal proceedings incidental to the Company’s business involving alleged injuries arising from the use of Company products, exposure to hazardous substances, patent infringement, employment matters, commercial disputes, and shareholder lawsuits. The defense of these lawsuits may require significant expenses, divert management’s attention, and may require the Company to pay damages that could adversely affect the Company’s financial condition. In addition, any insurance or indemnification rights that the Company may have may be insufficient or unavailable to protect against potential loss exposures.

The Company’s current insurance policies may not adequately protect the Company’s business from all potential risks.
The Company’s operations are subject to risks inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, severe weather, oil and chemical spills, and other hazards. These conditions can result in personal injury or loss of life, damage to property, equipment and the environment, as well as suspension of customers’ oil and gas operations. These events could result in damages requiring costly repairs, the interruption of Company business, including the loss of revenue and profits, and/or the Company being named as a defendant in lawsuits asserting large claims. The Company maintains insurance coverage it believes is adequate and customary to the oil and natural gas services industry to mitigate liabilities associated with these potential hazards. The Company does not have insurance against all foreseeable risks, either because insurance is not available or is cost-prohibitive. Consequently, losses and liabilities arising from uninsured or underinsured events could have an adverse effect on the Company’s business, financial condition, and results of operations.
The Company is subject to complex foreign, federal, state and local environmental, health and safety laws and regulations, which expose the Company to liabilities that could adversely affect the Company’s business, financial condition, and results of operations.
The Company’s operations are subject to foreign, federal, state, and local laws and regulations related to, among other things, the protection of natural resources, injury, health and safety considerations, waste management, and transportation of waste and other hazardous materials. The Company’s operations expose the Company to risks of environmental liability that could result in fines, penalties, remediation, property damage, and personal injury liability. In order to remain compliant with laws and regulations, the Company maintains permits, authorizations and certificates as required from regulatory authorities. Sanctions for noncompliance with such laws and regulations could include assessment of administrative, civil and criminal penalties, revocation of permits, and issuance of corrective action orders.
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
Material levels of the Company’s revenue are derived from customers engaged in hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to flow more easily through the rock pores to a production well. Some states have adopted regulations which require operators to publicly disclose certain non-proprietary information. These regulations could require the reporting and public disclosure of the Company’s proprietary chemistry formulas. The adoption of any future federal or state laws or local requirements, or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process, could increase the difficulty of oil and natural gas well production activity and could have an adverse effect on the Company’s future results of operations.
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
Existing or future laws, regulations, treaties, or international agreements related to greenhouse gases and climate change, including energy conservation or alternative energy incentives, could have a negative impact on the Company’s operations, if regulations resulted in a reduction in worldwide demand for oil and natural gas or global economic activity. Other results could be increased compliance costs and additional operating restrictions, each of which could have a negative impact on the Company’s operations.
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
In 2014, the Company established management systems and processes and completed due diligence in compliance with the requirements of Section 1502. In May 2014 the Company filed its first annual Conflict Minerals Report with the SEC. Future requirements for conducting Conflict Minerals due diligence may result in significant increased costs to the Company. Furthermore, failure of key suppliers to provide evidence of conflict free materials could impact the Company’s ability to acquire key raw materials and/or result in higher costs for those raw materials.
If the Company is unable to adequately protect intellectual property rights or is found to infringe upon the intellectual property rights of others, the Company’s business is likely to be adversely affected.
The Company relies on a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements, and other security measures to establish and protect the Company’s intellectual property rights. Although the Company believes that existing measures are reasonably adequate to protect intellectual property rights, there is no assurance that the measures taken will prevent misappropriation of proprietary information or dissuade others from independent development of similar products or services. Moreover, there is no assurance that the Company will be able to prevent competitors from copying, reverse engineering, modifying, or otherwise obtaining and/or using the Company’s technology and proprietary rights to create competitive products or services. The Company may not be able to enforce intellectual property rights outside of the U.S. Furthermore, the laws of certain countries in which the Company’s products and services are manufactured or marketed may not protect the Company’s proprietary rights to the same extent as do the laws of the U.S. Finally, other third parties may infringe, challenge, invalidate, or circumvent the Company’s patents, trademarks, copyrights and trade secrets. In each case, the Company’s ability to compete could be significantly impaired.
A portion of the Company’s products and services are without patent protection. The issuance of a patent does not guarantee validity or enforceability. The Company’s patents may not necessarily be valid or enforceable against third parties. The issuance of a patent does not guarantee that the Company has the right to use the patented invention. Third parties may have blocking patents that could be used to prevent the Company from marketing the Company’s own patented products and services and utilizing the Company’s patented technology.
The Company is exposed and may be exposed to allegations of patent and other intellectual property infringement from others. The Company may allege infringement of its patents and other intellectual property rights against others. Under either scenario, the Company could become involved in costly litigation or other legal proceedings regarding its patent or other intellectual property rights, from both an enforcement and defensive standpoint. Even if the Company chooses to enforce its patent or other intellectual property rights against a third party, there may be risk that the Company’s patent or other intellectual property rights become invalidated or otherwise unenforceable through legal proceedings. If intellectual property infringement claims are asserted against the Company, the Company could defend itself from such assertions or could seek to obtain a license under the third party’s intellectual property rights in order to mitigate exposure. In the event the Company cannot obtain a license, third parties could file lawsuits or other legal proceedings against the Company, seeking damages (including treble damages) or an injunction against the manufacture, use, sale, offer for sale, or importation of the Company’s products and services. These could result in the Company having to discontinue the use, manufacture, and sale of certain products and services, increase the cost of selling certain products and services, or result in damage to the Company’s reputation. An award of damages, including material royalty payments, or the entry of an injunction order against the use, manufacture, and sale of any of the Company’s products and services found to be infringing, could have an adverse effect on the Company’s results of operations and ability to compete.
The Company and the Company’s customers are subject to risks associated with doing business outside of the U.S., including political risk, foreign exchange risk and other uncertainties.
Revenue from the sale of products to customers outside the U.S. has been steadily increasing. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including, but not limited to:

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
The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. Revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2015, 2014, and 2013, totaled 35%, 29%, and 30%, respectively. Customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Failure to collect for goods and services sold to key customers could have an adverse effect on the Company’s financial results, liquidity and cash flows.
The Company performs credit analysis on potential customers; however credit analysis does not provide full assurance that customers will be willing and/or able to pay for goods and services purchased from the Company. Furthermore, collectability of international sales can be subject to the laws of foreign countries which may provide more limited protection to the Company in the event of a dispute over payment. Since sales to domestic and international customers are generally made on an unsecured basis, there can be no assurance of collectability. If one or more major customers are unwilling or unable to pay its debts to the Company, it could have an adverse effect of the Company’s financial results, liquidity and cash flows.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have an adverse effect on the Company’s ability to service customer’s needs and could result in a loss of customers.
Materials used in servicing and manufacturing operations as well as those purchased for sale are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Company facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the Energy Chemistries Technologies segment are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy, steel and other commodity prices; tariffs and duties on imported materials; foreign currency exchange rates; phases of the general business cycle and global demand. The Drilling Technologies and Production Technologies segments purchase critical raw materials on the open market and, where able, from multiple suppliers, both domestically and internationally.
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
The Company depends on the continued service of the Chief Executive Officer and President, the Chief Financial Officer, the Executive Vice President, Operations, the Executive Vice President, Research and Development, and other key members of the executive management team, who possess significant expertise and knowledge of the Company’s business and industry. Furthermore, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with all of these key members; however, at December 31, 2015 the Company only carries key man life insurance for the Chief Executive Officer and the Executive Vice President of Operations. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.
Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock.
Effective internal controls are necessary for the Company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reports or effectively prevent fraud, the Company’s reputation and operating results could be harmed. If the Company is unable to maintain effective disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to provide reliable financial reports, which in turn could affect the Company’s operating results or cause the Company to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively affect the trading price of the Company’s common stock, limit the ability of the Company to access capital markets in the future, and require additional costs to improve internal control systems and procedures.
The Company’s tax returns are subject to audit by tax authorities. Taxing authorities may make claims for back taxes, interest, and penalties.
The Company is subject to income, property, excise, employment, and other taxes in the U.S. and a variety of other jurisdictions around the world. Tax rules and regulations in the U.S. and around the world are complex and subject to interpretation. From time to time, taxing authorities conduct audits of the Company’s tax filings and may make claims for increased taxes and, in some case, assess interest and penalties. The assessments for back taxes, interest, and penalties could be significant. If the Company is unsuccessful in contesting these claims, the resulting payments could result in a drain on the Company’s capital resources and liquidity.
Risks Related to the Company’s Industry
General economic declines (recessions) and limits to credit availability could have an adverse effect on exploration and production activity and result in lower demand for the Company’s products and services.
Continued worldwide financial and credit uncertainty can reduce the availability of liquidity and credit markets to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with pressure on worldwide equity markets could continue to impact the worldwide economic climate. Unrest in the Middle East or other regions of the world may also impact demand for the Company’s products and services both domestically and internationally.

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
The Company’s consumer and industrial customers would be adversely affected if economic activity decreased dramatically. The Company’s primary product is often used to replace less desirable solvents in numerous consumer and industrial applications and is often more expensive than other materials. As economic activity decreases, consumer and industrial companies not only consume less solvent, they also may relax their environmental preferences and purchase cheaper solvents. The Company’s revenue and profitability could be negatively impacted if demand softens because of weak economic activity.
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

A continuing period of depressed oil and natural gas prices could result in further reductions in demand for the Company’s products and services and adversely affect the Company’s business, financial condition, and results of operations.
The markets for oil and natural gas have historically been volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending. The oil and natural gas markets may be volatile in the future. The demand for the Company’s products and services is, in large part, driven by general levels of exploration and production spending and drilling activity by its customers. Recent decreases in oil and natural gas prices have caused a decline in exploration and drilling activities, and a continuing period of depressed oil and gas prices or further decreases could cause further declines in exploration and production activities. This, in turn, could result in lower demand in the future for the Company’s products and services and could result in lower prices for the Company’s products and services. Further declines in oil or natural gas prices could adversely affect the Company’s business, financial condition, and results of operations.
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
Regulatory pressures, environmental activism, and legislation could result in reduced demand for the Company’s products and services, increase the Company’s costs, and adversely affect the Company’s business, financial condition, and results of operations.
Regulations restricting volatile organic compounds (“VOC”) exist in many states and/or communities which limit demand for certain products. Although citrus oil is considered a VOC, its health, safety, and environmental profile is preferred over other solvents (e.g., BTEX), which is currently creating new market opportunities around the world. Changes in the perception of citrus oils as a preferred VOC, increased consumer activism against hydraulic fracturing or other regulatory or legislative actions by governments could potentially result in materially reduced demand for the Company’s products and services and could adversely affect the Company’s business, financial condition, and results of operations.
The Company’s industry has a high rate of employee turnover. Difficulty attracting or retaining personnel or agents could adversely affect the Company’s business.
The Company operates in an industry that has historically been highly competitive in securing qualified personnel with the required technical skills and experience. The Company’s services require skilled personnel able to perform physically demanding work. Due to industry volatility, the demanding nature of the work, and the need for industry specific knowledge and technical skills, current employees could choose to pursue employment opportunities outside the Company that offer a more desirable work environment and/or higher compensation than is offered by the Company. As a result of these competitive labor conditions, the Company may not be able to find qualified labor, which could limit the Company’s growth. In addition, the cost of attracting and retaining qualified personnel has increased over the past several years due to competitive pressures. In order to attract and retain qualified personnel, the Company may be required to offer increased wages and benefits. If the Company is unable to increase the prices of products and services to compensate for increases in compensation, or is unable to attract and retain qualified personnel, operating results could be adversely affected.
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
The market price of the Company’s common stock has historically been subject to significant fluctuations. The following factors, among others, could cause the price of the Company’s common stock to fluctuate significantly due to:

•	variations in the Company’s quarterly results of operations;

•	changes in market valuations of companies in the Company’s industry;

•	fluctuations in stock market prices and volume;

•	fluctuations in oil and natural gas prices;

•	issuances of common stock or other securities in the future;

•	additions or departures of key personnel;

•	announcements by the Company or the Company’s competitors of new business, acquisitions, or joint ventures; and

•	negative statements made by external parties, about the Company’s business, in public forums.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
At December 31, 2015, the Company operated 34 manufacturing and warehouse facilities in 11 U.S. states. The Company owns 15 of these facilities and the remainder are leased with lease terms that expire from 2016 through 2031. In addition, the Company’s corporate office is a leased facility located in Houston, Texas.

The following table sets forth facility locations:

Segment	Owned/Leased	Location
Energy Chemistry Technologies	Owned	Carthage, Texas
	Owned	Healdton, Oklahoma
	Owned	Marlow, Oklahoma
	Owned	Waller, Texas
	Owned	Wheeler, Texas
	Leased	Houston, Texas
	Leased	Hurst, Texas
	Leased	Natoma, Kansas
	Leased	Plano, Texas
	Leased	Raceland, Louisiana
	Leased	The Woodlands, Texas
Drilling Technologies	Owned	Evanston, Wyoming
	Owned	Houston, Texas
	Owned	Midland, Texas
	Owned	Oklahoma City, Oklahoma
	Owned	Robstown, Texas
	Owned	Vernal, Utah
	Leased	Bossier City, Louisiana
	Leased	Casper, Wyoming

Segment	Owned/Leased	Location
Drilling Technologies	Leased	Grand Prairie, Texas
	Leased	Houston, Texas
	Leased	Midland, Texas
	Leased	New Iberia, Louisiana
	Leased	Odessa, Texas
	Leased	Pittsburgh, Pennsylvania
	Leased	Woodward, Oklahoma
	Leased	Wysox, Pennsylvania
Production Technologies	Owned	Dickinson, North Dakota
	Owned	Gillette, Wyoming
	Owned	Vernal, Utah
	Leased	Boyd, Texas
	Leased	Denver, Colorado
	Leased	Farmington, New Mexico
Consumer and Industrial Chemistry Technologies	Owned	Winter Haven, Florida
The Company considers owned and leased facilities to be in good condition and suitable for the conduct of business.

Item 3. Legal Proceedings.
Class Action Litigation
In November 2015, four putative securities class action lawsuits were filed in the United States District Court for the Southern District of Texas against the Company and certain of its officers. The lawsuits claim in part that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects. The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive.
In January 2016, three derivative lawsuits were filed, two in the District Court of Harris County, Texas and one in the United States District Court for the Southern District of Texas, on behalf of the Company against certain of its officers and its current directors. The lawsuits allege violations of law, breaches of fiduciary duty, and unjust enrichment against the defendants.

The Company believes that the class action lawsuits and the derivative lawsuits are without merit, and it intends to vigorously defend against all claims asserted. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.
In addition, the Company has received notice from the U.S. Securities and Exchange Commission that it has opened an inquiry related to similar issues to those raised in the above-described litigation.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock began trading on the NYSE on December 27, 2007 under the stock ticker symbol “FTK.” As of the close of business on January 15, 2016, there were 53,598,974 shares of common stock outstanding held by approximately 12,250 holders of record. The Company’s closing sale price of the common stock on the NYSE on January 15, 2016 was $7.33. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on its common stock and intends to continue to use earnings and other cash in the maintenance and expansion of its business. Further, the Company’s credit facility contains provisions that limit its ability to pay cash dividends on its common stock.

The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of common stock as reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal quarter ended:	2015		2014
	High	Low	High	Low
March 31,	$18.76	$14.35	$28.19	$18.67
June 30,	$18.87	$11.27	$32.66	$26.98
September 30,	$20.70	$11.62	$32.22	$25.65
December 31,	$20.98	$8.72	$25.23	$16.11

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in the Company’s common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period beginning December 31, 2010 through December 31, 2015. The performance graph assumes $100 invested on December 31, 2010 in each of the Company’s common stock, the Russell 2000 Index, and the Philadelphia Oil Service Index and that all dividends were reinvested.

The following graph should not be deemed to be filed as part of this Annual Report, does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent the Company specifically incorporates the graph by reference.

	December 31,
	2010	2011	2012	2013	2014	2015
Flotek Industries, Inc.	$100	$183	$224	$368	$344	$210
Russell 2000 Index	$100	$95	$108	$148	$154	$145
Philadelphia Oil Service Index (OSX)	$100	$88	$90	$115	$86	$64

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes equity compensation plan information regarding equity securities authorized for issuance under individual compensation agreements as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,062,665	$7.80	1,090,837
Equity compensation plans not approved by security holders	—	$—	—
Total	2,062,665	$7.80	1,090,837

(1)	Includes shares for outstanding stock options (777,400 shares), restricted stock awards (899,216 shares), and restricted stock unit share equivalents (386,049 shares).

(2)
The weighted-average exercise price is for outstanding stock options only and does not include outstanding restricted stock awards or restricted stock unit share equivalents that have no exercise price.

Issuer Purchases of Equity Securities
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2015, the Company has repurchased $20.1 million of its common stock under this repurchase program and $4.9 million may yet be used to purchase shares.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2015, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2015	10,427	$19.62	—	$57,305,189
November 1 to November 30, 2015	251,368	$9.64	250,000	$54,907,862
December 1 to December 31, 2015	84,468	$11.21	—	$54,907,862
Total	346,263	$10.32	250,000

(1)
The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program.

Item 6. Selected Financial Data.
The following table sets forth certain selected historical financial data and should be read in conjunction with Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report. The selected operating and financial position data as of and for each of the five years presented has been derived from audited consolidated Company financial statements, some of which appear elsewhere in this Annual Report.
During 2015 and 2014, the Company made one and two small acquisitions, respectively, and incurred insignificant non-recurring charges. The net income and non-recurring charges related to these acquisitions do not materially affect comparability.
During 2013, the Company acquired Florida Chemical Company, Inc. for purchase consideration of $106.4 million.
During 2012, the Company recorded a reduction in the valuation allowance for deferred tax assets of $16.5 million. During 2012 and 2011, the Company incurred losses on the extinguishment of debt of $7.3 million and $3.2 million, respectively. Additionally, during 2012 and 2011, the Company recorded a change in the fair value of warrant liability of $2.6 million income and $9.6 million income, respectively.

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Operating Data
Revenue	$334,359	$449,157	$371,065	$312,828	$258,785
Income (loss) from operations	(19,173)	80,888	58,726	58,621	48,888
Net income (loss)	(13,462)	53,603	36,178	49,791	31,408
Earnings (loss) per share – Basic	$(0.25)	$0.98	$0.70	$1.03	$0.60
Earnings (loss) per share – Diluted	$(0.25)	$0.97	$0.67	$0.97	$0.56
Financial Position Data
Total assets	$403,090	$423,276	$375,581	$219,867	$232,012
Convertible senior notes, long-term debt, and capital lease obligations, less discount and current portion	18,255	25,398	35,690	22,455	100,613
Stockholders’ equity	293,651	306,003	249,752	154,730	78,298

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
Executive Summary
Flotek is a global diversified, technology-driven company that develops and supplies oilfield products, services, and equipment to the oil, gas, and mining industries and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in consumer and industrial markets.
The Company’s oilfield businesses include specialty chemistries and logistics, down-hole drilling tools, and production-related tools. Flotek’s technologies enable customers to drill wells more efficiently, increase well production, and decrease well operating costs. The Company also provides automated bulk material handling, loading facilities, and blending capabilities. The Company sources citrus oil domestically and internationally and is one of the largest processors of citrus oil in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, specifically the O&G industry.
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, Rocky Mountains, Northeastern, and Mid-Continental regions of the U.S., Canada, Mexico, Central America, South America, Europe, Africa, Middle East, and Asia-Pacific. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also serves customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies.
The operations of the Company are categorized into four reportable segments: Energy Chemistry Technologies, Consumer and Industrial Chemistry Technologies, Drilling Technologies, and Production Technologies.

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

•	Drilling Technologies rents, sells, inspects, manufactures, and markets down-hole drilling equipment used in energy, mining, and industrial drilling activities.

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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, State, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies,

•	Chemistries that are economically viable, socially responsible, and ecologically sound, and

•	Production technologies that improve production and production efficiencies in maturing wells.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemistries, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	2015	2014	2013	2015 vs. 2014 % Change	2014 vs. 2013 % Change
Average North American Active Drilling Rigs
United States	978	1,862	1,761	(47.5)%	5.7%
Canada	192	379	353	(49.3)%	7.4%
Total	1,170	2,241	2,114	(47.8)%	6.0%
Average U.S. Active Drilling Rigs by Type
Vertical	139	376	435	(63.0)%	(13.6)%
Horizontal	744	1,275	1,102	(41.6)%	15.7%
Directional	95	211	224	(55.0)%	(5.8)%
Total	978	1,862	1,761	(47.5)%	5.7%
Average North American Drilling Rigs by Product
Oil	835	1,745	1,606	(52.1)%	8.7%
Natural Gas	335	496	508	(32.5)%	(2.4)%
Total	1,170	2,241	2,114	(47.8)%	6.0%
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity.

As crude oil prices peaked at approximately $106/barrel in June 2014 and began the descent to the current levels ranging between $30 to $40 per barrel, total U.S. rig count decreased from 1,929 rigs on November 21, 2014, to 698 rigs as of December 31, 2015, representing a 63.8% drop. As the total U.S. rig count dropped, the horizontal rig count declined 60.0%, the directional rig count decreased by 70.7%, and the vertical rig count fell by 74.7%. Horizontal rigs now represent 78.7% of the total working U.S. rig count, versus 71.1% at the peak U.S. drilling activity level in November 2014.
The Canadian rig count had a similar response, lagging normal levels by almost 200 rigs during peak drilling seasons.
During year ended 2015, total North American active drilling rig count significantly decreased when compared to the comparable periods of 2014 and 2013, primarily in oil drilling rigs. Average North American oil drilling rig activity decreased by 52.1% in 2015 compared to 2014, while it increased by 8.7% from 2013 to 2014. North American natural gas drilling rig count decreased by 32.5% in 2015 compared to 2014 and decreased by 2.4% from 2013 to 2014.
Outlook for 2016
Beginning in the second half of 2014 and continuing throughout 2015, the price of crude oil declined dramatically ending 2015 at levels not seen since 2009. As a result, North American exploration and production companies - many of which are Flotek clients - significantly reduced their exploration and drilling activity. The reduction in activity has created a more challenging environment in which to market the Company’s broad range of energy technologies, from chemistry to drilling and production technologies. Further decreases in exploration and drilling activity and in North American rig counts could cause further reductions in revenue and income from operations. Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its oil and gas based products and services including its Complex nano-Fluid® (“CnF®”) chemistries, Teledrift® product line, Stemulator® product line, and the growing line of production technologies, and the Company expects to see increased market acceptance of these product lines.
Based on current market dynamics, the Company expects crude prices, and therefore North American oilfield activity, to remain depressed throughout the first half of 2016 and potentially beyond. The Company’s international business has been less impacted by the decline in oil prices. The Company expects its international Teledrift business to be resilient in 2016 despite challenging international market conditions.
During 2015 the Company continued to promote the efficacy of its CnF® chemistries resulting in an 18.0% increase in CnF® sales volumes compared to 2014. CnF® volumes continued to increase throughout the year with the fourth quarter of 2015 resulting in the highest volume of CnF® sales on record. The Company achieved this growth despite a 47.8% decline in general oilfield activity as measured by active rig count. This success was achieved by demonstrating the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF®, field validation results conducted by E&P companies, and introduction of its direct-to-operator sales program known as the Flotek Store™. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain.
In October 2015, the Company announced a partnership with Ely and Associates (“Ely”), a leading international stimulation and completion consulting firm, under which the Company and Ely will provide the Company’s CnF® completion chemistry clients a suite of stimulation and completion consulting services to further extend the Company’s reach as the leading North American completion chemistry solutions provider. Through the partnership, the Company will package Ely’s reservoir stimulation and completion consulting services with the Company’s CnF® customized completion chemistries. The Company will continue to look for opportunities to expand its product and service offerings through partnerships similar to Ely, other strategic relationships, and potential acquisitions.
In May 2014, the Company introduced its proprietary FracMax® software as a customer marketing tool. This software helps to demonstrate to customers the positive production and economic impact of using Flotek's CnF® chemistries in unconventional well completions. The Company is currently developing FracMax® 2.0, which is expected to include upgraded data validation tools and expanded capabilities. The Company expects the FracMax® analytical platform to continue to be a valuable customer marketing tool to generate opportunities for field validation projects.
Although the Company expects market conditions in 2016 will be challenging, the Company plans to continue to aggressively pursue, with both large and small operators, CnF® field validation projects that have proven successful in demonstrating the economic benefits of CnF® in each operator’s unique conditions. Also in 2016, the Company expects to complete its new Global Research & Innovation headquarters in Houston. This state-of-the-art facility will allow for the development of next-generation innovative energy chemistries, as well as expand collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities will become an important and distinguishing capability within the industry and should generate value in 2016 and beyond.
As a result of the significant reduction in drilling activity the market for the Company’s drilling tools during 2015 was significantly oversupplied resulting in reduced demand for the Company’s products and services and significant pricing pressure. During the second quarter of 2015, as a result of these market conditions and their impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future. In response to the current low commodity prices, the industry has generally shifted from vertical drilling to horizontal drilling, and is now moving to a dominance of pad drilling. As a result, the Company has shifted its focus to serve pad drilling, international markets, actuated tool rentals, and the Teledrift® and Stemulator® product lines of the Drilling Technologies segment. Throughout 2015, many of the Company’s smaller competitors left the market, resulting is somewhat less competition. However, at current activity levels the Company expects continued intense competition for jobs and significant pressure on margins until market conditions stabilize and begin to improve.
During 2015, the Company strategically repositioned the focus of the Production Technologies segment towards oil production markets and away from the less opportunistic coal bed methane (“CBM”) markets. As part of this strategic repositioning, in January 2015, the Company acquired 100% of the assets from IAL, a development-stage company that specializes in the design, manufacturing, and service of next-generation HPUs that serve to increase and maximize production for oil and natural gas wells. Additionally, the Company is developing a line of ESPs. The Company expects HPUs and ESPs to be important expansions to its Production Technologies product lines during 2016 and beyond.
The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils and other bio-based raw materials. Although current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business, as well as the industrial markets, the market supply of citrus terpene has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease. This reduced supply has resulted in higher citrus terpene prices and increased price volatility. The Company expects its strong market position to enable it to maintain a stable supply of citrus terpenes for internal use and external sales.
In response to the current market environment, the Company has been proactive in reducing costs to reflect current market conditions while, at the same time, remaining focused on preserving appropriate functions and capacity, which allows the Company to be opportunistic as market conditions improve. Cost reductions to date include: headcount reductions and hiring restrictions that have not impacted customer service nor production output; vendor price reductions that have partially mitigated gross margin erosion; the consolidation of certain operating bases which reduced lease and other expenses; and other cost controls that have reduced overall operating costs of our business. The Company regularly evaluates its cost structure based on market conditions with a focus on continuous efficiency improvements.
The Company expects capital spending to be between $20 million and $25 million in 2016, inclusive of approximately $7 million for completion of its Global Research & Innovation headquarters.

Changes to geopolitical, global economic, and industry trends could have an impact, either positive or negative, on the Company’s business. In the event of significant adverse changes to the demand for oil and gas production and/or the market price for oil and gas, the market conditions affecting the Company could change rapidly and materially. Should such adverse changes to market conditions occur, management believes the Company has adequate liquidity to withstand the impact of such changes while continuing to make strategic capital investments and acquisitions, if opportunities arise. In addition, management believes the Company is well-positioned to take advantage of significant increases in demand for its products should market conditions improve dramatically in the near term.

Results of Operations (in thousands):

	Year ended December 31,
	2015	2014	2013
Revenue	$334,359	$449,157	$371,065
Cost of revenue	219,249	266,198	223,538
Gross profit	115,110	182,959	147,527
Gross margin %	34.4%	40.7%	39.8%
Selling, general and administrative costs	95,483	87,146	78,197
Selling, general and administrative costs %	28.6%	19.4%	21.1%
Depreciation and amortization	11,006	9,738	7,273
Research and innovation costs	7,455	4,976	3,752
Impairment of inventory and rental equipment	20,372	—	—
(Gain) Loss on disposal of long-lived assets	(33)	211	(421)
Income (loss) from operations	(19,173)	80,888	58,726
Income (loss) from operations %	(5.7)%	18.0%	15.8%
Interest and other expense, net	(1,943)	(2,004)	(1,776)
Income (loss) before income taxes	(21,116)	78,884	56,950
Income tax (expense) benefit	7,654	(25,281)	(20,772)
Net income (loss)	$(13,462)	$53,603	$36,178
Net income (loss) %	(4.0)%	11.9%	9.7%

Results for 2015 compared to 2014—Consolidated
Consolidated revenue for the year ended December 31, 2015 decreased $114.8 million, or 25.6%, from 2014. The decrease in revenue was primarily due to the drop in oilfield market activity as indicated by the 47.8% decrease in the average North American active rig count from 2014 to 2015. This resulted in significant reductions in customer demand and price concessions in our Drilling Technologies segment. Our Energy Chemistry Technologies segment experienced a less significant decline in revenues due to increased year over year CnF® sales volumes and only marginally declining CnF® revenues.
Consolidated gross profit for the year ended December 31, 2015 decreased $67.8 million, or 37.1%, from 2014. Gross margin as a percentage of revenue decreased to 34.4% for the year ended December 31, 2015 from 40.7% in 2014, primarily attributable to incentive pricing structures in Energy Chemistry Technologies, significant price concessions in Drilling Technologies, and product mix in Production Technologies, partially offset by reductions in direct costs in Drilling Technologies.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs as a percentage of revenue rose from 19.4% to 28.6% for the year ended December 31, 2015 compared to 2014, as SG&A costs grew while revenues declined. SG&A costs increased $8.3 million, or 9.6%, for the year ended December 31, 2015 from 2014 primarily due to higher stock compensation expense and professional fees, increased head

count in the Energy Chemistry Technologies sales staff, increased bad debt expense, and a civil penalty related to an environmental matter assessed in the first quarter of 2015, partially offset by cost reduction actions taken throughout 2015.
Depreciation and amortization expense not included in gross profit for the year ended December 31, 2015 increased by $1.3 million, or 13.0%, from 2014. This increase was primarily attributable to the depreciation of improvements to facilities and equipment that were added during the later portion of 2014.
Research and Innovation (“R&I”) expense for the year ended December 31, 2015 increased $2.5 million, or 49.8%, from 2014. The increase in R&I is primarily attributable to Flotek’s commitment to remaining responsive to customer needs, increased demand and continued growth of our existing chemistry product lines, the new Houston R&I facility, and product development originating from the acquisition of IAL.
During the second quarter of 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future.  Additionally, the Company shifted the focus of the Production Technologies segment towards oil production markets and away from the less opportunistic CBM markets. As a result of these changes in focus and projected declines in asset utilization, the Company recorded an impairment charge of $20.4 million in the second quarter of 2015.

Interest and other expense decreased $0.1 million, or 3.0%, for the year ended December 31, 2015 compared to 2014.
The Company recorded an income tax benefit of $7.7 million, yielding an effective tax benefit rate of 36.2%, for the year ended December 31, 2015 compared to an income tax provision of $25.3 million, yielding an effective tax rate of 32.0%, in 2014.
Results for 2014 compared to 2013—Consolidated
Consolidated revenue for the year ended December 31, 2014 increased $78.1 million, or 21.0%, from 2013. The increase in revenue was primarily due to increased sales of stimulation chemical additives in our Energy Chemistry Technologies segment and the incremental revenue from the acquisition of Florida Chemical in the second quarter of 2013 and the 2014 acquisition of EOGA.
Consolidated gross profit for the year ended December 31, 2014 increased $35.4 million, or 24.0%, from 2013. Gross margin as a percentage of revenue increased to 40.7% for the year ended December 31, 2014 from 39.8% in 2013, primarily attributable to improved margins in the drilling technologies segment.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs as a percentage of revenue declined from 21.1% to 19.4% for the year ended December 31, 2014 compared to 2013, as revenues grew faster than SG&A costs. SG&A costs increased $8.9 million, or 11.4%, for the year ended

December 31, 2014 from 2013 primarily due to SG&A costs for the acquired companies discussed above and increased headcount and associated costs related to the pursuit of growth opportunities.
Depreciation and amortization expense not included in gross margin for the year ended December 31, 2014 increased by $2.5 million, or 33.9%, from 2013. This increase was primarily attributable to the depreciation and amortization of assets recognized as part of the acquisition of Florida Chemical in the second quarter of 2013 and the acquisition of EOGA in the first quarter of 2014.
Research and Innovation (“R&I”) expense for the year ended December 31, 2014 increased $1.2 million, or 32.6%, from 2013. The increase in R&I is primarily attributable to new product innovation and Flotek’s commitment to remaining responsive to customer needs, increased demand, and continued growth of our existing product lines.
Interest and other expense increased $0.2 million, or 12.8%, for the year ended December 31, 2014 compared to 2013.
The Company recorded an income tax provision of $25.3 million, yielding an effective tax rate of 32.0% for the year ended December 31, 2014 compared to an income tax provision of $20.8 million, yielding an effective tax rate of 36.5%, in 2013. The change in the effective tax rate from 2013 to 2014 was primarily due to changes in state apportionment factors including the effect on state deferred tax assets and liabilities.

Results by Segment

Energy Chemistry Technologies
(previously referred to as Energy Chemical Technologies)
(dollars in thousands)	Year ended December 31,
	2015	2014	2013
Revenue	$213,593	$268,761	$200,932
Gross profit	$81,936	$117,867	$88,536
Gross margin %	38.4%	43.9%	44.1%
Income from operations	$43,902	$84,846	$65,396
Income from operations %	20.6%	31.6%	32.5%

Results for 2015 compared to 2014—Energy Chemistry Technologies
Energy Chemistry Technologies revenue for the year ended December 31, 2015 decreased $55.2 million, or 20.5%, from 2014 compared to a 47.8% decline in market activity as measured by the average North American rig count. Flotek has outperformed these market indicators by continuing to aggressively promote the benefits of CnF® chemistries. CnF® sales volumes increased 18.0% year over year. This success was achieved by demonstrating the efficacy of its CnF®

chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and introduction of its direct-to-operator sales program known as the Flotek Store™. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain. CnF® revenues declined 8% year over year due to the development of lower price point products and pricing related to strategic customer relationships. Non-CnF revenues declined approximately 32% due to reduced customer demand resulting from oilfield market conditions, partially offset by a strategic supply arrangement with a large service company.
Energy Chemistry Technologies gross profit for the year ended December 31, 2015 decreased $35.9 million, or 30.5%, from 2014 primarily due to the decrease in product sales revenue. Gross margin as a percentage of revenue for the year ended December 31, 2015 decreased to 38.4% compared to 43.9% in 2014. The decline in gross margin as a percentage of revenue over the period is primarily due to new incentive pricing structures associated with new strategic relationships, partially offset by proportionately higher sales of higher margin CnF® products.
Income from operations for the Energy Chemistry Technologies segment decreased $40.9 million, or 48.3%, for the year ended December 31, 2015 compared to 2014. This decrease is primarily attributable to the decrease in gross profit, increased costs associated with sales and marketing efforts in pursuit of growth opportunities, and increased costs associated with the Company’s continued commitment to its research and innovation efforts within Energy Chemistry Technologies.
Results for 2014 compared to 2013—Energy Chemistry Technologies
Energy Chemistry Technologies revenue for the year ended December 31, 2014 increased $67.8 million, or 33.8%, from

2013. Excluding the incremental revenue impact of the Florida Chemical, EOGA, and SiteLark acquisitions of $10.5 million, revenue increased $57.3 million, or 28.5%, compared with 2013, primarily due to the increased sales of stimulation chemical additives largely the result of the introduction of the Company’s proprietary FracMax® software which demonstrates the positive production and economic impact of using Flotek’s CnF® chemistries in unconventional well completions. The FracMax® software led to a record number of new validation projects and accelerated commercial acceptance of the Company’s CnF® completion chemistries.
Energy Chemistry Technologies gross profit for the year ended December 31, 2014 increased $29.3 million, or 33.1%, from 2013 primarily due to the increase in product sales revenue. Gross margin as a percentage of revenue for the year ended December 31, 2014 was essentially unchanged at 43.9% compared to 2013.
Income from operations for the Energy Chemistry Technologies segment increased $19.5 million, or 29.7%, for the year ended December 31, 2014 compared to 2013. This increase is primarily attributable to an increase in gross margin, partially offset by increased sales and marketing efforts in pursuit of growth opportunities and the Company’s continued commitment to its research and innovation efforts within Energy Chemistry Technologies.

Consumer and Industrial Chemistry Technologies
(previously referred to as Consumer and Industrial Chemical Technologies)
(dollars in thousands)	Year ended December 31,
	2015	2014	2013
Revenue	$56,374	$51,091	$42,927
Gross profit	$14,371	$12,897	$10,659
Gross margin %	25.5%	25.2%	24.8%
Income from operations	$8,742	$6,558	$6,260
Income from operations %	15.5%	12.8%	14.6%

Results for 2015 compared to 2014—Consumer and Industrial Chemistry Technologies
CICT revenue for the year ended December 31, 2015 increased $5.3 million, or 10.3%, from 2014. Although global availability of citrus oil was down in 2015, the Company was able to pass along the resulting price increases to its customers producing higher revenue for the period.
CICT gross profit for the year ended December 31, 2015 increased $1.5 million, or 11.4%, from 2014 primarily driven by increased terpene prices and reduced freight expense between the two periods. Gross margin as a percentage of revenue increased slightly to 25.5% for the year ended December 31, 2015 compared to 25.2% for 2014 due to higher terpene margins, partially offset by lower flavor and fragrance margins due to product mix.
Income from operations for the CICT segment increased $2.2 million, or 33.3%, for the year ended December 31, 2015 from 2014 primarily due to the increased margins and a reduction in indirect salaries and benefits.
Results for 2014 compared to 2013—Consumer and Industrial Chemistry Technologies
CICT revenue for the year ended December 31, 2014 increased $8.2 million, or 19.0%, from 2013, as the segment was created in the second quarter of 2013 upon the acquisition of Florida Chemical.

CICT gross profit for the year ended December 31, 2014 increased $2.2 million, or 21.0%, from 2013 primarily due to the segment being created in the second quarter of 2013 upon the acquisition of Florida Chemical. Gross margin as a percentage of revenue increased to 25.2% for the year ended December 31, 2014 compared to 24.8% from 2013.

Income from operations for the CICT segment increased $0.3 million, or 4.8%, for the year ended December 31, 2014 from 2013 primarily due to the increased revenue between the two periods.

Drilling Technologies
(dollars in thousands)	Year ended December 31,
	2015	2014	2013
Revenue	$52,112	$113,302	$112,406
Gross profit	$16,702	$45,651	$43,156
Gross margin %	32.1%	40.3%	38.4%
Income (loss) from operations	$(27,340)	$19,022	$18,306
Income (loss) from operations - excluding impairment	$(7,772)	$19,022	$18,306
Income (loss) from operations % - excluding impairment	(14.9)%	16.8%	16.3%

Results for 2015 compared to 2014—Drilling Technologies
Drilling Technologies revenue for the year ended December 31, 2015 decreased $61.2 million, or 54.0%, from 2014 due to a 64.0% decrease in domestic revenue primarily from lower activity levels and significant pricing reductions partially offset by an increase in Teledrift International revenue.
Drilling Technologies gross profit for the year ended December 31, 2015 decreased $28.9 million, or 63.4%, from 2014. Gross margin as a percentage of revenue decreased to 32.1% compared to 40.3% in 2014. This was primarily due to pricing decreases, partially offset by a 38% reduction in direct costs including personnel and freight costs.
During the second quarter of 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future. As a result, an impairment charge of $19.6 million was recorded to reflect the reduced value of inventory and rental equipment associated with product lines and markets the Company exited.
Drilling Technologies income (loss) from operations for the year ended December 31, 2015 decreased by $46.4 million from 2014, primarily resulting from the second quarter impairment charge and margin decreases. Income from operations, excluding the impairment, for the year ended

December 31, 2015 decreased by $26.8 million from 2014. The decrease in income from operations, excluding the impairment, was primarily due to lower margins, partially offset by a 6.5% decrease in SG&A costs in 2015 including lower personnel and travel costs.
Results for 2014 compared to 2013—Drilling Technologies
Drilling Technologies revenue for the year ended December 31, 2014 increased $0.9 million, or 0.8%, from 2013 primarily due to an increase in actuated tool rentals, partially offset by decreased domestic float, product sales revenue, and rig service jobs and inspections.
Drilling Technologies gross profit for the year ended December 31, 2014 increased $2.5 million, or 5.8%, from 2013. Gross margin as a percentage of revenue increased to 40.3% compared to 38.4% in 2013. This was primarily due to increased material margins on the actuated tool rentals as a direct result of repair cost decreases and direct expense controls put in place during 2014.
Drilling Technologies income from operations for the year ended December 31, 2014 increased by $0.7 million, or 3.9%, from 2013. Income from operations as a percentage of revenue increased to 16.8% for the year ended December 31, 2014 from 16.3% in 2013. These increases were also due to increased material margins and direct expense controls mentioned above.

Production Technologies
(dollars in thousands)	Year ended December 31,
	2015	2014	2013
Revenue	$12,280	$16,003	$14,800
Gross profit	$2,101	$6,544	$5,176
Gross margin %	17.1%	40.9%	35.0%
Income (loss) from operations	$(4,111)	$3,246	$3,060
Income (loss) from operations - excluding impairment	$(3,307)	$3,246	$3,060
Income (loss) from operations % - excluding impairment	(26.9)%	20.3%	20.7%

Results for 2015 compared to 2014—Production Technologies
Revenue for the Production Technologies segment for the year ended December 31, 2015 decreased by $3.7 million, or 23.3%, from 2014 as sales of international Petrovalve® tools and domestic lifting units decreased by $4.8 million, or 96.4%, in 2015 offset by a slight increase of $0.9 million, or 8.2%, increase in rod pump equipment sales.
Production Technologies gross profit decreased by $4.4 million, or 67.9%, for the year ended December 31, 2015 compared to 2014. Gross margin as a percentage of revenue decreased to 17.1% compared to 40.9% in 2014 primarily due to decreased high margin international Petrovalve® sales.
As a result of the shift in focus towards oil production markets and away from CBM markets, the Company evaluated its CBM inventory during the second quarter of 2015. This evaluation led to the recording of an impairment of $0.8 million in CBM inventory in the second quarter of 2015.
Income (loss) from operations decreased by $7.4 million for the year ended December 31, 2015 from 2014. Income from operations, excluding the impairment, decreased by $6.6 million for the year ended December 31, 2015 from 2014. These decreases are primarily due to the decreased international Petrovalve® margins and higher SG&A expenses attributable to employee-related expenses as the segment continues to refocus and reposition for growth in the market.
Results for 2014 compared to 2013—Production Technologies
Revenue for the Production Technologies segment for the year ended December 31, 2014 increased by $1.2 million, or 8.1%, from 2013, as sales of Petrovalve® tools and lifting units rose by $4.6 million, or 152.9%, in 2014. Offsetting those revenue increases was a decrease in equipment sales and related services of $3.5 million, or 31.1%, in coal-bed methane related business.
Production Technologies gross profit increased by $1.4 million, or 26.4%, for the year ended December 31, 2104. Gross margin as a percentage of revenue increased to 40.9% compared to 35.0% in 2013 primarily due to the higher margins associated with the international valve sales and slight improvement in margins on pump equipment.
Income from operations increased by $0.2 million, or 6.1%, for the year ended December 31, 2014 from 2013 primarily due to the increased material margins mentioned above partially offset by SG&A expenses which increased by 55.6% due to costs attributable to employee-related expenses as the segment continues to refocus and reposition for growth in the market.

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s needs to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions. The Company funds its operating and capital requirements through operating cash flows and debt financing.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility of up to $75 million and a term loan secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of December 31, 2015, the Company had $25.1 million in outstanding borrowings under the revolving credit facility and $25.4 million outstanding under the term loan. At December 31, 2015, the Company was in compliance with all debt covenants. Significant terms of the Company’s credit facility are discussed in Note 11 – “Long-Term Debt and Credit Facility” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
At December 31, 2015, the Company remained compliant with the continued listing standards of the NYSE.

Cash and cash equivalents totaled $2.2 million at December 31, 2015. During 2015, the Company generated $26.7 million of cash inflows from operations (net of $1.4 million expended in working capital), received proceeds of $6.5 million for borrowings of debt, net of repayments, and received $4.2 million in proceeds related to lost-in-hole and asset sales activity. Offsetting these cash inflows, the Company paid $1.3 million associated with the purchase of 100% of the assets of IAL, used $20.5 million for capital expenditures, $9.7 million to repurchase common stock, and $6.3 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options.

Liquidity
The Company plans to spend between $20 million and $25 million for committed and planned capital expenditures in 2016, inclusive of approximately $7 million for completion of its Global Research & Innovation headquarters. During 2016, the Company plans to use internally generated funds and, if necessary, borrowings under the revolving line of credit to fund operations and capital expenditures and make required payments on the term loan. Any excess cash generated may be used to pay down the level of debt, repurchase company stock, or be retained for future use. The Company may pursue acquisitions when strategic opportunities arise and may access external financing to fund those acquisitions, if needed.

Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$2,208	$1,266
Current portion of long-term debt	(32,291)	(18,643)
Long-term debt, less current portion	(18,255)	(25,398)
Net debt	$(48,338)	$(42,775)

Cash Flows
Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$26,671	$48,687	$39,237
Net cash used in investing activities	(18,204)	(21,703)	(62,700)
Net cash (used in) provided by financing activities	(7,349)	(28,440)	23,501
Effect of changes in exchange rates on cash and cash equivalents	(176)	(8)	(8)
Net increase (decrease) in cash and cash equivalents	$942	$(1,464)	$30

Operating Activities
During 2015, 2014, and 2013, cash from operating activities totaled $26.7 million, $48.7 million, and $39.2 million, respectively. Consolidated net loss for 2015 totaled $13.5 million, compared to consolidated net earnings of $53.6 million and $36.2 million for 2014 and 2013, respectively.
Net non-cash contributions to net income in 2015 totaled $41.5 million. Contributory non-cash items consisted primarily of $20.4 million for the impairment of inventory and rental equipment, $18.0 million for depreciation and amortization expense, $14.7 million for stock compensation expense, and $1.1 million for provisions related to accounts receivables, partially offset by $7.9 million for changes to deferred income taxes, $3.9 million for net gain on sale of assets and $1.3 million for excess tax benefit related to share-based awards.
Net non-cash items recognized in 2014 totaled $24.2 million. Contributory non-cash items consisted primarily of $17.8 million for depreciation and amortization expense, $10.5 million for stock compensation expense, $1.5 million for changes to deferred income taxes, and $0.8 million for provisions related to accounts receivables and inventories, partially offset by $3.4 million for net gain on sale of assets and $3.4 million for excess tax benefit related to share-based awards.
Net non-cash contributions to net income in 2013 totaled $22.7 million. Contributory non-cash items consisted primarily of

$15.1 million for depreciation and amortization expense, $10.9 million for stock compensation expense, $1.9 million for provisions related to accounts receivables and inventories, and $0.8 million for changes to deferred income taxes, partially offset by $4.6 million for net gain on sale of assets and $1.7 million for excess tax benefit related to share-based awards.
During 2015, changes in working capital used $1.4 million in cash, primarily resulting from increasing inventories by $17.6 million, decreasing payables by $13.5 million, and increasing income taxes receivables by $4.7 million, partially offset by decreasing receivables by $27.9 million, increasing income taxes payables by $3.8 million, and increasing accrued liabilities by $0.2 million.
During 2014, changes in working capital used $29.1 million in cash, primarily resulting from increasing inventories by $23.1 million, increasing receivables by $13.8 million, and increasing other current assets by $5.6 million, partially offset by increasing payables by $13.1 million and increasing income taxes payables by $1.6 million.
During 2013, changes in working capital used $19.6 million in cash, primarily resulting from decreasing payables by $21.3 million and increasing receivables by $9.9 million, partially offset by decreasing inventories by $4.5 million, increasing accrued liabilities by $3.7 million, and increasing income taxes payables by $2.2 million.
Investing Activities
Net cash used in investing activities was $18.2 million during 2015. Cash used by investing activities primarily included $20.5 million for capital expenditures and $1.3 million associated with the purchase of 100% of the assets of IAL, partially offset by $4.2 million of proceeds received from the sale of fixed assets.
Net cash used in investing activities was $21.7 million during 2014. Cash used by investing activities primarily included $19.9 million for capital expenditures and $5.7 million associated with the purchase of Eclipse IOR Services, LLC and SiteLark, LLC, partially offset by $4.6 million of proceeds received from the sale of fixed assets.
Net cash used in investing activities was $62.7 million during 2013. Cash used by investing activities primarily included $53.4 million associated with the purchase of Florida Chemical and $15.0 million for capital expenditures, partially offset by $5.8 million of proceeds received from the sale of fixed assets.
Financing Activities
During 2015, net cash used by financing activities was $7.3 million. Cash used by financing activities was primarily due to $6.3 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options, and $9.7 million for the repurchase of common stock. Cash used by financing activities was partially offset by receiving $6.5 million for borrowings of debt, net of repayments, proceeds from the excess tax benefit related to stock-based compensation of $1.3 million, and proceeds from the sale of common stock of $0.9 million.
During 2014, net cash used by financing activities was $28.4 million. Cash used by financing activities was primarily due to $18.1 million for repayments of debt, net of borrowings, $6.3 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options, and $10.4 million for the repurchase of common stock. Cash used by financing activities was partially offset by proceeds from the excess tax benefit related to stock-based compensation of $3.4 million and proceeds from exercise of stock options and warrants of $2.0 million.
During 2013, net cash generated through financing activities was $23.5 million. Cash generated through financing activities was primarily due to borrowings of debt, net of repayments, of $29.3 million and proceeds from the excess tax benefit related to stock-based compensation of $1.7 million. Cash generated through financing activities was partially offset by $7.6 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options. The increase borrowings under the term loan and the revolving line of credit were related to the Company’s acquisition of Florida Chemical.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, the Company was not involved in any unconsolidated SPEs.
The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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

Material contractual obligations consist of repayment of amounts borrowed under the Company’s Credit Facility and payment of operating lease obligations.

Contractual obligations at December 31, 2015 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Term loan	$25,398	$7,143	$18,255	$—	$—
Estimated interest expense on term loan (1)	1,999	1,069	930	—	—
Borrowings under revolving credit facility (2)	25,148	25,148	—	—	—
Operating lease obligations	27,112	3,136	5,250	4,257	14,469
Total	$79,657	$36,496	$24,435	$4,257	$14,469

(1)	Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from December 31, 2015 rates. The weighted-average interest rate is 2.54% at December 31, 2015.

(2)	The borrowing is classified as current debt. The weighted-average interest rate was 2.12% at December 31, 2015.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenue and expenses during the reporting period. Significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report. The Company believes the following accounting policies are critical due to the significant, subjective, and complex judgments and estimates required when preparing the consolidated financial statements. The Company regularly reviews judgments, assumptions, and estimates to the critical accounting policies.
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
Revenue and associated accounts receivable in the Energy Chemistry Technologies, Consumer and Industrial Chemistry Technologies, Drilling Technologies, and Production

Technologies segments are recorded at the agreed price when the aforementioned conditions are met. Generally, a signed proof of obligation is obtained from the customer (delivery ticket or field bill for usage). Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.
For certain contracts related to the EOGA division and the Logistics division of the Energy Chemistry Technologies segment, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date proportionate to the total estimated costs of completion. This calculated percentage is applied to the total estimated revenue at completion to calculate revenue earned to date. Contract costs include all direct labor and material costs, as well as indirect costs related to manufacturing and construction operations. General and administrative costs are charged to expense as incurred. Changes in job performance metrics and estimated profitability, including those arising from contract bonus and penalty provisions and final contract settlements, may periodically result in revisions to revenue and expenses and are recognized in the period in which such revisions become probable. Known or anticipated losses on contracts are recognized when such amounts become probable and estimable.
Within the Drilling Technologies segment, revenue is recognized upon receipt of a signed and dated field billing ticket from the customer. Customers are charged contractually agreed amounts for oilfield rental equipment damaged or lost-in-hole (“LIH”). LIH proceeds are recognized as revenue and the associated carrying value is charged to cost of sales.
Revenue for equipment sold by the Production Technologies segment is recorded net of any credit issued for return of an item for refurbishment under the equipment exchange program.
Sales tax collected from customers is not included in revenue but rather is accrued as a liability for future remittance to the respective taxing authorities.
Allowance for Doubtful Accounts
The Company performs ongoing credit evaluations of customers and grants credit based upon historical payment history, financial condition, and industry expectations, as available. Determination of the collectability of amounts due from customers requires the Company to use estimates and make judgments regarding future events and trends, including monitoring customers’ payment history and current credit worthiness, in order to determine that collectability is reasonably assured. The Company also considers the overall business climate in which its customers operate.
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
The majority of the Company’s customers operate in the energy industry. The cyclical nature of the industry may affect customers’ operating performance and cash flows, which could impact the Company’s ability to collect on these obligations. Additionally, some customers are located in international areas that are inherently subject to risks of economic, political, and civil instability.
The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2015, the allowance was 2.4% of gross accounts receivable, compared to an allowance of 1.1% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.
Inventory Reserves
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or market, using the weighted-average cost method. Finished goods inventories include raw materials, direct labor, and production overhead. The Company’s inventory reserve represents the excess of the inventory carrying value over the amount expected to be realized from the ultimate sale or other disposal of the inventory.
The Company regularly reviews inventory quantities on hand and records provisions or impairments for excess or obsolete inventory based on the Company’s forecast of product demand, historical usage of inventory on hand, market conditions, production and procurement requirements, and technological developments. Significant or unanticipated changes in market conditions or Company forecasts could affect the amount and timing of provisions for excess and obsolete inventory and inventory impairments.
Significant changes have not been made in the methodology used to estimate the reserve for excess and obsolete inventory or impairments during the past three years. Specific assumptions are updated at the date of each evaluation to consider Company experience and current industry trends. Significant judgment is required to predict the potential impact which the current business climate and evolving market conditions could have on the Company’s assumptions. Changes which may occur in the energy industry are hard to predict, and they may occur rapidly. To the extent that changes in market conditions result in adjustments to management assumptions, impairment losses could be realized in future periods.
At December 31, 2015, the Company recorded impairments for all inventory items recognized in the allowance for excess and obsolete inventory.
Business Combinations
The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and any non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed, and any non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and Flotek and the value of the acquired assembled workforce. Acquisition-related expenses are recognized separately from the business acquisition and are recognized as expenses as incurred.
The purchase price allocation process requires management to make significant estimates and assumptions at the acquisition date with respect to the fair value of:

•	intangible assets acquired from the acquiree;

•	tax assets and liabilities assumed from the acquiree;

•	stock awards assumed from the acquiree that are included in the purchase price; and

•	pre-acquisition obligations and contingencies assumed from the acquiree.
Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At December 31, 2015, four reporting units, Energy Chemistry Technologies, Consumer and Industrial Chemistry Technologies, Teledrift, and Production Technologies, have a goodwill balance.
During the annual testing, the Company assesses whether a goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not perform a quantitative assessment.
If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment or two-step impairment test is performed to determine whether goodwill impairment exists at the reporting unit.
If quantitative impairment testing is performed, the Company uses a two-step process. The first step is to compare the estimated fair value of each reporting unit which has goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined, when appropriate, with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying value, the second step of the impairment test is performed to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied value, an impairment loss is recognized in an amount equal to that excess.
The Company determines fair value using widely accepted valuation techniques, including discounted cash flows and market multiples analyses, and through use of independent fixed asset valuation firms, as appropriate. These types of analyses contain uncertainties, as they require management to make assumptions and to apply judgments regarding industry economic factors and the profitability of future business strategies. The Company’s policy is to conduct impairment testing based on current business strategies, taking into consideration current industry and economic conditions as well as the Company’s future expectations. Key assumptions used in the discounted cash flow valuation model include, among others, discount rates, growth rates, cash flow projections, and terminal value rates. Discount rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined using a weighted average cost of capital (“WACC”). The WACC considers market and industry data, as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in a similar business. Management uses industry considerations and Company-specific historical and projected results to develop cash flow projections for each reporting unit. Additionally, if appropriate, as part of the market-based approach, the Company utilizes market data from publicly traded entities whose businesses operate in industries comparable to the Company’s reporting units, adjusted for certain factors that increase comparability.
The business of the Drilling Technologies segment is closely aligned with the drilling rig count and the U.S. drilling rig count declined approximately 55% during the first and second quarters of 2015. Revenue of the Drilling Technologies segment declined over 30% compared to the fourth quarter of 2014, although the segment’s gross margin was rising moderately. The drop off in business resulting from declines in oil prices and the active drilling rig count was an event or circumstance that caused the Company to test its recorded goodwill in the Teledrift reporting unit within the Drilling Technologies segment (deterioration in the operating environment and overall financial performance of the reporting unit) during the second quarter of 2015. In addition, the Company took a look at its business to ascertain whether there were operating changes that needed to be made.
Impairment of goodwill was not tested for other reporting units during the second quarter of 2015 as revenue and margins in the Energy Chemistry Technologies and the Consumer and Industrial Chemistry Technologies reporting units had been increasing. Goodwill of $1.7 million in the Production Technologies reporting unit resulted from a 2015 acquisition which provided an avenue for new products and additional revenue.
Goodwill of $15.3 million in the Teledrift reporting unit was tested for impairment during the second quarter of 2015. The primary technique utilized to estimate the fair value of the Teledrift reporting unit was a discounted cash flow analysis. Discounted cash flow analysis requires the Company to make various judgments, estimates and assumptions about future revenue, margins, growth rates, capital expenditures, working capital and discount rates. The first step in the impairment testing process compared the estimated fair value of the reporting unit to its carrying amount, including goodwill. The analysis indicated a fair value in excess of the carrying amount by approximately 97% for the Teledrift reporting unit. Because the fair value of the reporting unit exceeded its carrying amount, the second step of the goodwill impairment test was not necessary.
During annual goodwill impairment testing in 2015, 2014, and 2013, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test. Based on its qualitative assessment, the Company concluded there was no indication of impairment of goodwill as of the fourth quarter of 2014 or 2013, and therefore no further testing was required.
As of the fourth quarter of 2015, the Company concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies reporting unit based on the assessment of qualitative factors. The Consumer and Industrial Chemistry Technologies reporting unit has seen increased revenues in 2015 compared to 2014 and has maintained gross margins.
However, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Energy Chemistry Technologies, Teledrift, and Production Technologies reporting units exceeded the carrying value of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the Energy Chemistry Technologies and Production Technologies reporting units exceeded the carrying value of their respective reporting units by approximately $217.3 million and $35.8 million respectively, or an excess of 156% and 141%,respectively, over the carrying value. Therefore, no further testing was required for these two reporting units. To evaluate the sensitivity of the fair value calculations of the Energy Chemistry Technologies and Production Technologies reporting units, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the Energy Chemistry Technologies and Production Technologies reporting units by approximately $44.0 million and $8.6 million, respectively. These sensitivity analyses were not indicative of an impairment for the Energy Chemistry Technologies or Production Technologies reporting units.
The Step 1 impairment test for the Teledrift reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying value by approximately $1.4 million; therefore, the Company performed a Step 2 impairment test with the assistance of a third party valuation firm. The results of the Step 2 impairment test indicated that the implied fair value of goodwill exceeded the carrying value of the goodwill for the Teledrift reporting unit by approximately $2.0 million, or an excess of 15% over the carrying value. To evaluate the sensitivity of the fair value calculation for the Teledrift reporting unit, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of goodwill by approximately $0.7 million which was not indicative of an impairment of goodwill.
Key assumptions and estimates were based on experience of the Company’s management, experience with past recessions within the oil and gas industry (specifically the 2008/2009 recession), and internal as well as published external perspectives of recovery timing. Key assumptions used in the discounted cash flow analysis included:

•
US rig count bottoms at year end around 700 rigs in 2015 to average 983 rigs for 2015. Rig count climbs to 875 in 2016, continues to 1,000 rigs in 2017 and grows 5% annually for 2018 through 2020, and then grows 7% annually through 2025;

•	International revenue grows 3% annually;

•	Domestic rental revenue per rig and total domestic revenue per rig dip to lows seen during the 2008/2009 downturn through 2017 and then slowly return to the lower end of the previous three year range;

•	International indirect expenses remain 3.5% of total international revenue;

•	Domestic indirect expense percentages slowly return to historical levels;

•	Margins stay in historical ranges;

•	Working capital ratios remain consistent; and

•	Risk premium related to foreign country security and government stability.
Some of the factors that affected the change in results of the Step 1 impairment test from the second quarter of 2015 to the fourth quarter of 2015 included:

•
Crude oil prices had rallied during the second quarter to average $59.82 per barrel in June 2015 versus the January 2015 average of $47.22 per barrel, but subsequently fell during the third and fourth quarters to average $37.19 per barrel in December 2015,

•
The dramatic decline in US rig activity had leveled off during June 2015 after having declined 53.3% from the rig activity level as of December 31, 2014, only to decrease another 18.7% in the second half of 2015 to end the year with an outright drop in rig activity of 62.1%.

•
The weighted average cost of capital increased from 14.1% in the second quarter of 2015 to 19.1% in the fourth quarter of 2015 as the significance of the international portion of the reporting unit grew, resulting in a higher risk premium associated with international activity.

There are significant inherent uncertainties and judgments involved in estimating fair value. A further extension or deepening of the industry downturn could have a negative impact on the cash flow analysis.
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
Based on the Company’s fourth quarter 2015 testing of goodwill for impairment at each reporting unit, no impairments were recorded.
Long-Lived Assets Other than Goodwill
Long-lived assets other than goodwill consist of property and equipment and intangible assets that have determinable and indefinite lives. The Company makes judgments and estimates regarding the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods to be applied, estimated useful lives, and possible impairments. Property and equipment and intangible assets with determinable lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable.
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
For intangible assets with definite lives, events or circumstances indicating possible impairment may include an adverse change in the extent or manner in which the asset is being used or a change in the assessment of future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flows.
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
During the second quarter of 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future.  Additionally, the Company shifted the focus of the Production Technologies segment towards oil production markets and away from the less opportunistic CBM markets. As a result of these changes in focus and projected declines in asset utilization, the Company recorded impairment charges for inventory ($18.0 million) and rental equipment ($2.3 million) in the second quarter of 2015. Additionally, an assessment was made regarding possible impairment of property and equipment for (a) the Drilling Technologies asset group and (b) the Production Technologies asset group.
An analysis of the Drilling Technologies asset group showed that discounted future cash flows exceeded the carrying amount of this asset group. In addition, projected future cash flows considering only rental tools would exceed the carrying amount of this asset group in approximately six years. These preliminary analyses clearly indicated that the carrying amount of property and equipment would be recoverable and therefore, the Company did not perform an undiscounted future cash flow analysis for this asset group.
An analysis of the Production Technologies asset group showed that projected future cash flows from two recently introduced products significantly exceeded the carrying amount of this asset group. This preliminary analysis clearly indicated that the carrying amount of property and equipment would be recoverable and therefore, the Company did not perform a more complete analysis of undiscounted future cash flows for this asset group.
In 2015, 2014, and 2013, while testing annual indefinite lived intangible assets for impairment, the Company first assessed qualitative factors to determine whether it was necessary to perform the impairment test. Based on its qualitative assessment, the Company concluded there was no indication of the need for an impairment of indefinite lived intangibles, and therefore no further testing was required. No impairment was recorded for property and equipment and intangible assets with determinable or indefinite lives during 2015, 2014, and 2013.
Fair Value Measurements
Fair value is defined as the amount that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between unrelated third party market participants at the measurement date. In determination of fair value measurements for assets and liabilities, the Company considers the principal, or most advantageous, market and assumptions that market participants would use when pricing the asset or liability. The Company categorizes financial assets and liabilities using a three-tiered fair value hierarchy, based upon the nature of the inputs used in the determination of fair value. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability and may be observable or unobservable. Significant judgments and estimates are required, particularly when inputs are based on pricing for similar assets or liabilities, pricing in non-active markets, or when unobservable inputs are required.

Income Taxes
The Company’s tax provision is subject to judgments and estimates necessitated by the complexity of existing regulatory tax statutes and the effect of these upon the Company due to operations in multiple tax jurisdictions. Income tax expense is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which the Company operates. The Company’s income tax expense will fluctuate from year to year as the amount of pretax income fluctuates. Changes in tax laws and the Company’s profitability within and across the jurisdictions may impact the Company’s tax liability. While the annual tax provision is based on the best information available to the Company at the time of preparation, several years may elapse before the ultimate tax liabilities are determined.
The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.
A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more likely than not such assets will not be realized. The Company evaluates, at least annually, net operating loss carry forwards and other net deferred tax assets and considers all available evidence, both positive and negative, to determine whether a valuation allowance is necessary relative to net operating loss carry forwards and other net deferred tax assets. In making this determination, the Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. The Company considers the recent cumulative income or loss position of its filings groups as objectively verifiable evidence for the projection of future income, which consists primarily of determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determines whether a valuation allowance is necessary.
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2015, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.
Share-Based Compensation
The Company has stock-based incentive plans which are authorized to issue stock options, restricted stock, and other incentive awards. Stock-based compensation expense for stock options and restricted stock is determined based upon estimated grant-date fair value. This fair value for the stock options is calculated using the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The option-pricing model requires the input of highly subjective assumptions, including expected stock price volatility and expected option life. For all stock-based incentive plans, the Company estimates an expected forfeiture rate and recognizes expense only for those shares expected to vest. The estimated forfeiture rate is based on historical experience. To the extent actual forfeiture rates differ from the estimate, stock-based compensation expense is adjusted accordingly.
Loss Contingencies
The Company is subject to a variety of loss contingencies that could arise during the Company’s conduct of business. Management considers the likelihood of a loss or impairment of an asset or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of loss, in determining potential loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Accruals for loss contingencies have not been recorded during the past three years. The Company regularly evaluates current information available to determine whether such accruals should be made or adjusted.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 – “Summary of Significant Accounting Policies” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates, commodity prices, or foreign currency exchange rates over the next year. The Company manages exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only. Speculation on interest rates or foreign currency rates is not permitted. The Company does not consider any of these risk management activities to be material.
Interest Rate Risk
The Company is exposed to the impact of interest rate changes on any outstanding indebtedness under the revolving credit facility agreement and the term loan agreement both of which have a variable interest rate. The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank’s base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank’s base lending rate was 3.50% at December 31, 2015 and would have permitted borrowing at rates ranging between 4.00% and 4.50%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2015, $25.1 million was outstanding under the revolving credit facility, with $4.1 million borrowed as base rate loans at an interest rate of 4.00% and $21.0 million borrowed as LIBOR loans at an interest rate of 1.75%.
The Company increased borrowing to $50.0 million under the term loan on May 10, 2013. Monthly principal payments of $0.6 million are required. The unpaid balance of the term loan is due May 10, 2018. The interest rate on the term loan varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank’s base lending rate plus 1.25% to 1.75% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.25% to 2.75%. At December 31, 2015, $25.4 million was outstanding under the term loan, with $0.4 million borrowed as base rate loans at an interest rate of 4.75% and $25.0 million borrowed as LIBOR loans at an interest rate of 2.50%.
Foreign Currency Exchange Risk
The Company presently has limited exposure to foreign currency risk. During 2015, approximately 1.7% of revenue was demarcated in non-U.S. dollar currencies and virtually all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase. The Company has historically performed no swaps and no foreign currency hedges. The Company may utilize swaps or foreign currency hedges in the future.
Commodity Risk
The Company is one of the largest processors of citrus oils in the world and, therefore, has a commodity risk inherent in orange harvests. In recent years, citrus greening has disrupted citrus fruit production in Florida and Brazil which caused raw material feedstock cost to increase. The Company believes that adequate global supply is available to meet the Company’s needs and the needs of general chemistry markets at this time. The Company primarily relies upon diverse, long-term strategic supply relationships to meet its raw material needs which are expected to remain in place for the foreseeable future. Price increases have been passed along to the Company’s customers. The Company presently does not have any futures contracts and it does not plan to utilize these in the foreseeable future.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited Flotek Industries, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Flotek Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Flotek Industries, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated January 27, 2016 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP
Houston, Texas
January 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flotek Industries, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flotek Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated January 27, 2016 expressed an unqualified opinion on the effectiveness of Flotek Industries, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP
Houston, Texas
January 27, 2016

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,208	$1,266
Accounts receivable, net of allowance for doubtful accounts of $1,189 and $847 at December 31, 2015 and 2014, respectively	49,197	78,624
Inventories, net	85,492	85,958
Deferred tax assets, net	2,649	2,696
Income taxes receivable	4,700	—
Other current assets	7,496	11,055
Total current assets	151,742	179,599
Property and equipment, net	91,913	86,111
Goodwill	72,820	71,131
Deferred tax assets, net	17,229	12,907
Other intangible assets, net	69,386	73,528
TOTAL ASSETS	$403,090	$423,276
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,444	$33,185
Accrued liabilities	12,894	12,314
Income taxes payable	2,263	1,307
Interest payable	111	93
Current portion of long-term debt	32,291	18,643
Total current liabilities	67,003	65,542
Long-term debt, less current portion	18,255	25,398
Deferred tax liabilities, net	23,823	25,982
Total liabilities	109,081	116,922
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 56,220,214 shares issued and 53,536,101 shares outstanding at December 31, 2015; 54,633,726 shares issued and 53,357,811 shares outstanding at December 31, 2014	6	5
Additional paid-in capital	273,451	254,233
Accumulated other comprehensive income (loss)	(1,237)	(502)
Retained earnings	39,300	52,762
Treasury stock, at cost; 1,784,897 and 449,397 shares at December 31, 2015 and 2014, respectively	(17,869)	(495)
Flotek Industries, Inc. stockholders’ equity	293,651	306,003
Noncontrolling interests	358	351
Total equity	294,009	306,354
TOTAL LIABILITIES AND EQUITY	$403,090	$423,276
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue	$334,359	$449,157	$371,065
Cost of revenue	219,249	266,198	223,538
Gross margin	115,110	182,959	147,527
Expenses:
Selling, general and administrative	95,483	87,146	78,197
Depreciation and amortization	11,006	9,738	7,273
Research and development	7,455	4,976	3,752
Impairment of inventory and rental equipment	20,372	—	—
(Gain) loss on disposal of long-lived assets	(33)	211	(421)
Total expenses	134,283	102,071	88,801
Income (loss) from operations	(19,173)	80,888	58,726
Other income (expense):
Interest expense	(1,762)	(1,610)	(2,092)
Other income (expense), net	(181)	(394)	316
Total other income (expense)	(1,943)	(2,004)	(1,776)
Income (loss) before income taxes	(21,116)	78,884	56,950
Income tax benefit (expense)	7,654	(25,281)	(20,772)
Net income (loss)	$(13,462)	$53,603	$36,178

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.25)	$0.98	$0.70
Diluted earnings (loss) per common share	$(0.25)	$0.97	$0.67
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	54,459	54,511	51,346
Weighted average common shares used in computing diluted earnings (loss) per common share	54,459	55,526	53,841
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(13,462)	$53,603	$36,178
Other comprehensive income (loss):
Foreign currency translation adjustment	(735)	(143)	(319)
Comprehensive income (loss)	$(14,197)	$53,460	$35,859

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2012	53,124	$5	2,198	$(3,701)	$195,485	$(40)	$(37,019)	$—	$154,730
Net income	—	—	—	—	—	—	36,178	—	36,178
Foreign currency translation adjustment	—	—	—	—	—	(319)	—	—	(319)
Issuance cost of preferred stock and detachable warrants	—	—	—	—	(200)	—	—	—	(200)
Stock issued under employee stock purchase plan	—	—	(44)	—	824	—	—	—	824
Stock warrants exercised	267	—	—	—	323	—	—	—	323
Stock options exercised	572	—	—	—	4,397	—	—	—	4,397
Restricted stock granted	802	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	115	—	—	—	—	—	—
Stock granted in incentive performance plan	217	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	448	(7,568)	—	—	—	—	(7,568)
Stock surrendered for exercise of stock options	—	—	237	(3,907)	—	—	—	—	(3,907)
Excess tax benefit related to share-based awards	—	—	—	—	1,668	—	—	—	1,668
Stock compensation expense	—	—	—	—	10,914	—	—	—	10,914
Stock issued in Florida Chemical Company acquisition	3,284	1	—	—	52,711	—	—	—	52,712
Return of borrowed shares under share lending agreement	—	—	2,440	—	—	—	—	—	—
Balance, December 31, 2013	58,266	$6	5,394	$(15,176)	$266,122	$(359)	$(841)	$—	$249,752
Net income	—	—	—	—	—	—	53,603	—	53,603
Foreign currency translation adjustment	—	—	—	—	—	(143)	—	—	(143)
Stock issued under employee stock purchase plan	—	—	(43)	—	906	—	—	—	906
Common stock issued in payment of accrued liability	27	—	—	—	600	—	—	—	600
Stock warrants exercised	1,277	—	—	—	1,545	—	—	—	1,545
Stock options exercised	312	—	—	—	1,660	—	—	—	1,660
Restricted stock granted	526	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	61	—	—	—	—	—	—
Treasury stock purchased	—	—	243	(6,294)	—	—	—	—	(6,294)
Stock surrendered for exercise of stock options	—	—	46	(1,198)	—	—	—	—	(1,198)
Excess tax benefit related to share-based awards	—	—	—	—	3,448	—	—	—	3,448
Stock compensation expense	—	—	—	—	10,476	—	—	—	10,476
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	351	351
Stock issued in EOGA acquisition	94	—	—	—	1,894	—	—	—	1,894
Stock issued in SiteLark acquisition	5	—	—	—	149	—	—	—	149
Repurchase of common stock	—	—	621	(10,395)	—	—	—	—	(10,395)
Retirement of treasury stock	(5,873)	(1)	(5,873)	32,568	(32,567)	—	—	—	—
Balance, December 31, 2014	54,634	$5	449	$(495)	$254,233	$(502)	$52,762	$351	$306,354
Net loss	—	—	—	—	—	—	(13,462)	—	(13,462)
Foreign currency translation adjustment	—	—	—	—	—	(735)	—	—	(735)
Stock issued under employee stock purchase plan	—	—	(77)	—	879	—	—	—	879
Stock options exercised	768	1	—	—	1,371	—	—	—	1,372
Restricted stock granted	758	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	33	—	—	—	—	—	—
Treasury stock purchased	—	—	473	(6,345)	—	—	—	—	(6,345)
Stock surrendered for exercise of stock options	—	—	107	(1,332)	—	—	—	—	(1,332)
Excess tax benefit related to share-based awards	—	—	—	—	1,273	—	—	—	1,273
Stock compensation expense	—	—	—	—	14,681	—	—	—	14,681
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	7	7
Stock issued in IAL acquisition	60	—	—	—	1,014	—	—	—	1,014
Repurchase of common stock	—	—	800	(9,697)	—	—	—	—	(9,697)
Balance, December 31, 2015	56,220	$6	1,785	$(17,869)	$273,451	$(1,237)	$39,300	$358	$294,009
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(13,462)	$53,603	$36,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of inventory and rental equipment	20,372	—	—
Depreciation and amortization	18,024	17,848	15,109
Amortization of deferred financing costs	346	343	169
Accretion of debt discount	—	—	55
Provision for doubtful accounts	1,132	481	570
Provision for inventory reserves and market adjustments	—	358	1,330
Gain on sale of assets	(3,860)	(3,393)	(4,565)
Stock compensation expense	14,681	10,476	10,914
Deferred income tax (benefit) provision	(7,928)	1,502	793
Excess tax benefit related to share-based awards	(1,273)	(3,448)	(1,668)
Changes in current assets and liabilities:
Restricted cash	—	—	150
Accounts receivable	27,930	(13,773)	(9,860)
Inventories	(17,626)	(23,054)	4,529
Income taxes receivable	(4,700)	—	—
Other current assets	2,565	(5,602)	1,007
Accounts payable	(13,545)	13,154	(21,329)
Accrued liabilities	155	(1,174)	3,664
Income taxes payable	3,842	1,384	2,196
Interest payable	18	(18)	(5)
Net cash provided by operating activities	26,671	48,687	39,237
Cash flows from investing activities:
Capital expenditures	(20,468)	(19,907)	(15,007)
Proceeds from sale of assets	4,172	4,639	5,788
Payments for acquisitions, net of cash acquired	(1,250)	(5,704)	(53,396)
Purchase of patents and other intangible assets	(658)	(731)	(85)
Net cash used in investing activities	(18,204)	(21,703)	(62,700)
Cash flows from financing activities:
Repayments of indebtedness	(10,143)	(10,292)	(13,206)
Proceeds from borrowings	—	—	26,190
Borrowings on revolving credit facility	382,666	357,183	313,396
Repayments on revolving credit facility	(366,018)	(364,955)	(297,124)
Debt issuance costs	(10)	(399)	(1,293)
Issuance costs of preferred stock and detachable warrants	—	—	(200)
Excess tax benefit related to share-based awards	1,273	3,448	1,668
Purchase of treasury stock	(6,345)	(6,294)	(7,568)
Proceeds from sale of common stock	879	906	824
Repurchase of common stock	(9,697)	(10,395)	—
Proceeds from exercise of stock options	39	462	491
Proceeds from exercise of warrants	—	1,545	323
Proceeds from noncontrolling interest	7	351	—
Net cash (used in) provided by financing activities	(7,349)	(28,440)	23,501
Effect of changes in exchange rates on cash and cash equivalents	(176)	(8)	(8)
Net increase (decrease) in cash and cash equivalents	942	(1,464)	30
Cash and cash equivalents at beginning of year	1,266	2,730	2,700
Cash and cash equivalents at end of year	$2,208	$1,266	$2,730

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
Flotek’s strategic focus, and that of its diversified subsidiaries (collectively referred to as the “Company”), includes energy related chemistry technologies, drilling and production technologies, and consumer and industrial chemistry technologies. Within its energy related technologies, the Company provides oilfield specialty chemistries and logistics, down-hole drilling tools, and production related tools used in the energy and mining industries. Flotek’s products and services enable customers to drill wells more efficiently, to realize increased production from both new and existing wells, and to decrease future well operating costs. Major customers include leading oilfield service providers, pressure-pumping service companies, onshore and offshore drilling contractors, major and independent oil and gas exploration and production companies, national and state-owned oil companies, and international supply chain management companies. Within consumer and industrial chemistry technologies, the Company provides products for the flavor and fragrance industry and the industrial chemical industry. Major customers include food and beverage companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company is headquartered in Houston, Texas, with operating locations in Colorado, Florida, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming, Canada, the Netherlands, and the Middle East. Flotek’s products are marketed both domestically and internationally, with international presence and/or representation in over 20 countries.
Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The consolidated financial statements include the accounts of Flotek Industries, Inc. and all wholly-owned subsidiary corporations. Where Flotek owns less than 100% of the share capital of its subsidiaries, but is still considered to have sufficient ownership to control the business, results of the business operations are consolidated within the Company’s financial statements. The ownership interests held by other parties are shown as noncontrolling interests.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable arise from product sales, product rentals and services, and are stated at estimated net realizable value. This value incorporates an allowance for doubtful accounts to reflect any loss anticipated on accounts receivable balances. The Company regularly evaluates its accounts receivable to estimate amounts that will not be collected and records the appropriate provision for doubtful accounts as a charge to operating expenses. The allowance for doubtful accounts is based on a combination of the age of the receivables, individual customer circumstances, credit conditions, and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible.
The majority of the Company’s customers are engaged in the energy industry. The cyclical nature of the energy industry may affect customers’ operating performance and cash flows, which directly impact the Company’s ability to collect on outstanding obligations. Additionally, certain customers are located in international areas that are inherently subject to risks of economic, political, and civil instability, which can impact the collectability of receivables.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Balance, beginning of year	$847	$872	$714
Charged to provision for doubtful accounts	1,132	481	570
Write-offs	(790)	(506)	(412)
Balance, end of year	$1,189	$847	$872

Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or market. Finished goods inventories include raw materials, direct labor, and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. Historically, the Company recorded a provision for excess and obsolete inventory. Impairment or provisions are based primarily on forecasts of product demand, historical trends, market conditions, production, or procurement requirements and technological developments and advancements.
At December 31, 2015, the Company recorded impairment to all inventory items recognized with allowance for excess and obsolete inventory.
Property and Equipment
Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including assets held under capital leases, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold improvements	2-30 years
Machinery, equipment, and rental tools	7-10 years
Furniture and fixtures	3 years
Transportation equipment	2-5 years
Computer equipment and software	3-7 years
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
Internal Use Computer Software Costs
Direct costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been for enterprise-level business and finance software that is customized to meet the Company’s specific operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
The Company amortizes software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. The unamortized amount of capitalized software was $6.3 million at December 31, 2015.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The first step is to compare the estimated fair value of each reporting unit with goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined, when appropriate, with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is performed to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess.
Other Intangible Assets
The Company’s other intangible assets have finite and indefinite lives and consist of customer relationships, trademarks, brand names, and purchased patents.
The cost of intangible assets with finite lives is amortized using the straight-line method over the estimated period of economic benefit, ranging from 2 to 20 years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.
Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.
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
Business Combinations
The Company includes the results of operations of its acquisitions in its consolidated results, prospectively from the date of acquisition. Acquisitions are accounted for by applying the acquisitions method. The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and any non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed, and any non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and Flotek and the value of the acquired assembled workforce. Acquisition-related expenses are recognized separately from the business acquisition and are recognized as expenses as incurred.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
Revenue for product sales and services is recognized when all of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) products are shipped or services are rendered to the customer and significant risks and rewards of ownership have passed to the customer, (iii) the price to the customer is fixed and determinable, and (iv) collectability is reasonably assured. Products and services are sold with fixed or determinable prices and do not include right of return provisions or other significant post-delivery obligations. Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete. Shipping and handling costs are reflected in cost of revenue. Taxes collected are not included in revenue; rather, taxes are accrued for future remittance to governmental authorities.
For certain contracts related to the EOGA division and the Logistics division of the ECT segment, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. Contracts for services are inclusive of direct labor and material costs, as well as, indirect costs of operations. General and administrative costs are charged to expense as incurred. Changes in job performance metrics and estimated profitability, including contract bonus or penalty provisions and final contract settlements, are recognized in the period such revisions appear probable. Known or anticipated losses on contracts are recognized in full when amounts are probable and estimable.
Drilling revenue is recognized upon receipt of a signed and dated field billing ticket from the customer. Customers are charged contractually agreed amounts for oilfield rental equipment damaged or lost-in-hole (“LIH”). LIH proceeds are recognized as revenue and the associated carrying value is charged to cost of sales. LIH revenue totaled $3.8 million, $4.7 million, and $5.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company generally is not contractually obligated to accept returns, except for defective products. Typically products determined to be defective are replaced or the customer is issued a credit memo. Based on historical return rates, no provision is made for returns at the time of sale. All costs associated with product returns are expensed as incurred.
Foreign Currency Translation
Financial statements of foreign subsidiaries are prepared using the currency of the primary economic environment of the foreign subsidiaries as the functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect as of the end of identified reporting periods. Revenue and expense transactions are translated using the average monthly exchange rate for the reporting period. Resultant translation adjustments are recognized as other comprehensive income (loss) within stockholders’ equity.
Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholders’ equity, except those arising from investments from and distributions to stockholders. The Company’s comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.
Research and Development Costs
Expenditures for research activities relating to product development and improvement are charged to expense as incurred.
Income Taxes
The Company has two U.S. tax filing groups which file separate U.S. Federal tax returns. Taxable income of one return cannot be offset by tax attributes, including net operating losses, of the other return. During the year ended December 31, 2015, the Company restructured its legal entities such that there will be only one U.S. tax filing group filing a single U.S. consolidated federal income tax return beginning in 2016.
The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets and liabilities are recognized related to the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using statutory tax rates at the applicable year end. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.
A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more likely than not that

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such assets will not be realized. The Company evaluates, at least annually, net operating loss carry forwards and other net deferred tax assets and considers all available evidence, both positive and negative, to determine whether a valuation allowance is necessary relative to net operating loss carry forwards and other net deferred tax assets. In making this determination, the Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. The Company considers the recent cumulative income or loss position of its filings groups as objectively verifiable evidence for the projection of future income, which consists primarily of determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determines whether a valuation allowance is necessary.
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

Capitalization of Interest
Interest costs are capitalized for qualifying in-process software development projects. Capitalization of interest commences when activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Interest costs are capitalized until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets.
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
Significant items subject to estimates and assumptions include application of the percentage-of-completion method of revenue recognition, the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, share-based compensation expense, and valuation allowances for accounts receivable, inventories, and deferred tax assets.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This standard eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

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

Note 4 — Acquisitions
On January 27, 2015, the Company acquired 100% of the assets of International Artificial Lift, LLC (“IAL”) for $1.3 million in cash consideration and 60,024 shares of the Company’s common stock. IAL, a development-stage company at acquisition, specializes in the design, manufacturing and service of next-generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells.
On April 1, 2014, the Company acquired 100% of the membership interests in SiteLark, LLC (“SiteLark”) for $0.4 million in cash consideration and 5,327 shares of the Company’s common stock. SiteLark provides reservoir engineering and modeling services for a variety of hydrocarbon applications. Its services include proprietary software that assists engineers with reservoir simulation, reservoir engineering and waterflood optimization.
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

On May 10, 2013, the Company acquired Florida Chemical Company, Inc. (“Florida Chemical”), one of the world’s largest processors of citrus oils and a pioneer in solvent, chemistry synthesis, and flavor and fragrance applications from citrus oils. Florida Chemical has been an innovator in creating high performance, bio-based products for a variety of industries, including applications in the oil and gas industry. The acquisition brings a portfolio of high performance renewable and sustainable chemistries that perform well in the oil and gas industry as well as non-energy related markets. This expanded the Company’s business into consumer and industrial chemistry technologies which provide products for the flavor and fragrance industry and the specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.
The Company acquired 100% of the outstanding shares of Florida Chemical’s common stock. The purchase consideration transferred was as follows (in thousands):

Cash	$49,500
Common stock (3,284,180 shares)	52,711
Repayment of debt	4,227
Total purchase price	$106,438

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase consideration was based upon the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The allocation was made to major categories of assets and liabilities based on management’s best estimates, supported by independent third-party analyses. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired, and liabilities assumed was allocated to goodwill.

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

The following unaudited pro forma financial information presents results of operations as if the acquisition had occurred as of January 1, 2013. This financial information does not purport to represent the results of operations which would actually have been obtained had the acquisition been completed as of January 1, 2013, or the results of operations that may be obtained in the future. Also, this financial information does not reflect the cost of any integration activities or benefits from the merger and synergies that may be derived from any integration activities, both of which may have a material effect on the consolidated results of operations in the periods following the completion of the merger.

Pro forma financial information is as follows (in thousands, except per share data):

Year ended December 31, 2013
Revenue	$395,407
Net income	38,271
Earnings per common share:
Basic	$0.73
Diluted	$0.70

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The acquisition was financed through increased long-term debt of $25 million, additional borrowings on the Company’s revolving credit facility of $28.7 million and the issuance of 3.3 million shares of the Company’s common stock. Results of Florida Chemical’s operations are included in the Company’s consolidated financial statements from the date of acquisition. The Company’s consolidated statements of operations for the year ended December 31, 2013 include

$50.9 million of revenue and $10.0 million of income from operations related to the operations of Florida Chemical.
The Company incurred $1.4 million of acquisition costs in connection with the transaction which have been expensed as incurred and included in selling, general and administrative expenses.
During the quarter ended September 30, 2014, the Company identified and recorded a final adjustment related to the acquisition of Florida Chemical. Current deferred tax assets were increased by $1.2 million with a corresponding decrease to goodwill within the consumer and industrial chemistry technologies reporting unit. This final adjustment was not significant relative to the total consideration paid for Florida Chemical and, therefore, the final adjustment has not been retrospectively applied to the Company’s balance sheet as of December 31, 2013. This adjustment, if recorded in 2013, would have had no impact on the 2013 consolidated statements of operations and cash flows.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$1,014	$2,043	$52,711
Final Florida Chemical acquisition adjustment	—	1,162	—
Value of common stock issued in payment of accrued liability	—	600	—
Equipment acquired through capital leases	—	—	754
Exercise of stock options by common stock surrender	1,332	1,198	3,907

Supplemental cash payment information:
Interest paid	$1,398	$1,285	$1,859
Income taxes paid, net of refunds	1,547	22,389	17,783

Note 6 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals or services. Revenue and cost of revenue by source are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Revenue:
Products	$283,493	$354,356	$282,639
Rentals	35,242	65,549	62,042
Services	15,624	29,252	26,384
	$334,359	$449,157	$371,065
Cost of Revenue:
Products	$187,511	$214,417	$180,800
Rentals	16,052	31,285	24,987
Services	8,668	12,385	9,916
Depreciation	7,018	8,111	7,835
	$219,249	$266,198	$223,538

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2015	2014
Raw materials	$44,997	$50,195
Work-in-process	3,069	3,129
Finished goods	37,426	32,634
Inventories, net	$85,492	$85,958
Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Balance, beginning of year	$—	$2,744	$2,752
Charged to costs and expenses	—	358	1,330
Deductions	—	(3,102)	(1,338)
Balance, end of the year	$—	$—	$2,744
During the year ended December 31, 2015, the Company recorded an $18.6 million write-down of inventory to recognize the impairment from refocusing the Drilling Technologies and Production Technologies segments and for all items identified as excess and obsolete inventory. At December 31, 2014, the Company recorded a $2.0 million write-down of inventory to recognize impairment of all items identified and included in the reserve for excess and obsolete inventory.

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31
	2015	2014
Land	$7,145	$6,780
Buildings and leasehold improvements	34,351	33,765
Machinery, equipment and rental tools	85,611	80,731
Equipment in progress	12,304	7,299
Furniture and fixtures	2,749	2,528
Transportation equipment	7,462	6,566
Computer equipment and software	11,382	7,605
Property and equipment	161,004	145,274
Less accumulated depreciation	(69,091)	(59,163)
Property and equipment, net	$91,913	$86,111

Depreciation expense, including expense recorded in cost of revenue, totaled $13.2 million, $13.1 million, and $11.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
During the year ended December 31, 2015, an impairment of $2.3 million was recognized related to rental equipment. No impairments were recognized in 2014 and 2013 related to property and equipment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Goodwill
The Company has five reporting units, Energy Chemistry Technologies, Consumer and Industrial Chemistry Technologies, Downhole Tools, Teledrift, and Production Technologies, of which four had an existing goodwill balance at December 31, 2015. For segment reporting purposes, Downhole Tools and the Teledrift reporting units are included within the Drilling Technologies segment.
During May 2013, as a result of the Florida Chemical acquisition, the Company recognized $39.3 million of goodwill. During the fair value assessment process, the Company identified two separate reporting units, one of which was consolidated within the Energy Chemistry Technologies segment and the other was identified as the Consumer and Industrial Chemistry Technologies reporting unit and segment. The Company recognized $18.7 million of additional goodwill within the Energy Chemistry Technologies reporting unit and $20.6 million of goodwill within the Consumer and Industrial Chemistry Technologies reporting unit. During the year ended December 31, 2014, the Company recorded a final adjustment related to the acquisition of Florida Chemical that reduced goodwill by $1.2 million (see Note 4). The net addition to goodwill will not be deductible for income tax purposes.
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if circumstances indicate a potential impairment. During the second quarter of 2015, the drilling rig count and revenue of the Drilling Technologies segment continued to decline. An impairment of inventory and rental equipment was recorded (see Note 3). The drop off in business resulting from declines in oil prices and the active drilling rig count was an event or circumstance that caused the Company to test its recorded goodwill within the Teledrift reporting unit within the Drilling Technologies segment (deterioration in the operating environment and overall financial performance of the reporting unit). No impairment of goodwill was recorded as a result of this testing.
During annual goodwill impairment testing during the year ended December 31, 2015, the Company assessed the qualitative factors and concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies reporting unit. However, the Company was not able to conclude that it was not more likely than not that fair value of the Energy Chemistry Technologies, Teledrift, and Production Technologies reporting units exceeded the carrying value of the respective reporting units. Therefore, the Company performed the Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the fair values of the Energy Chemistry Technologies and Production Technologies reporting units exceeded the carry amounts of their respective reporting units. Therefore, no further testing was required for these two reporting units. The Step 1 impairment test for the Teledrift reporting unit indicated that the fair value of the reporting unit was less than its carrying value; therefore, the Company performed the Step 2 impairment test. The results of the Step 2 impairment test indicated that the implied fair value of goodwill exceeded the carrying value of the goodwill for the Teledrift reporting unit. As a result of the Company’s annual testing of goodwill for all reporting units, the Company did not record any loss due to impairment of goodwill in 2015.
During annual goodwill impairment testing during the years ended December 31, 2014 and 2013, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. The Company concluded that it was not more likely than not that goodwill was impaired as of the fourth quarter of 2014 and 2013, and therefore, further testing was not required.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Downhole Tools	Teledrift	Production Technologies	Total
Balance at December 31, 2013:
Goodwill	$30,296	$20,642	$43,009	$46,396	$5,861	$146,204
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	30,296	20,642	—	15,333	—	66,271
Activity during the year 2014:
Goodwill impairment recognized	—	—	—	—	—	—
Acquisition goodwill recognized	6,022	(1,162)	—	—	—	4,860
Balance at December 31, 2014:
Goodwill	36,318	19,480	43,009	46,396	5,861	151,064
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	36,318	19,480	—	15,333	—	71,131
Activity during the year 2015:
Goodwill impairment recognized	—	—	—	—	—	—
Acquisition goodwill recognized	—	—	—	—	1,689	1,689
Balance at December 31, 2015:
Goodwill	36,318	19,480	43,009	46,396	7,550	152,753
Accumulated impairment losses	—	—	(43,009)	(31,063)	(5,861)	(79,933)
Goodwill balance, net	$36,318	$19,480	$—	$15,333	$1,689	$72,820

Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	December 31,
	2015		2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$20,960	$5,809	$20,061	$4,569
Customer lists	52,607	14,640	52,607	11,829
Trademarks and brand names	7,191	3,360	7,191	2,706
Total finite lived intangible assets acquired	80,758	23,809	79,859	19,104
Deferred financing costs	1,665	858	1,655	512
Total amortizable intangible assets	82,423	$24,667	81,514	$19,616
Indefinite lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$94,053		$93,144

Carrying value:
Other intangible assets, net	$69,386		$73,528

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $4.8 million, $4.8 million, and $3.9 million for the years end ended December 31, 2015, 2014, and 2013, respectively.

Amortization of deferred financing costs totaled $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Estimated future amortization expense for other intangible assets, including deferred financing costs, at December 31, 2015 is as follows (in thousands):

Year ending December 31,
2016	$4,925
2017	4,770
2018	4,499
2019	4,297
2020	4,277
Thereafter	34,988
Other intangible assets, net	$57,756
During the years ended December 31, 2015, 2014 and 2013, no impairments were recognized related to other intangible assets.

Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	December 31,
	2015	2014
Long-term debt:
Borrowings under revolving credit facility	$25,148	$8,500
Term loan	25,398	35,541
Total long-term debt	50,546	44,041
Less current portion of long-term debt	(32,291)	(18,643)
Long-term debt, less current portion	$18,255	$25,398

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
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Credit Facility includes a financial covenant to maintain a fixed charge coverage ratio of 1.10 to 1.00. The numerator of the ratio includes (a) Adjusted EBITDA (consolidated earnings before interest, taxes, depreciation and amortization adjusted to exclude stock compensation expense and impairment expense of up to $23 million in 2015) minus(b) unfunded capital expenditures (excluding up to $7.5 million in 2015 and $5.0 million in 2016 associated with the construction of the Company’s Global Research and Innovation facility) and (c) cash taxes paid. The Credit Facility also includes a financial covenant to maintain a ratio of funded debt to Adjusted EBITDA of not greater than 4.0 to 1.0, and an annual limit on capital expenditures of approximately $36 million. The Credit Facility restricts the payment of cash dividends on common stock. In the event of default, PNC Bank

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
The Credit Facility includes a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments, and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid within 60 days of the fiscal year end. For the year ended December 31, 2015, there was no additional payment required based on this provision.
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
At December 31, 2015, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $62.9 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $37.8 million at December 31, 2015.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 0.5% to 1.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 1.5% to 2.0%. PNC Bank’s base lending rate was 3.50% at December 31, 2015. The Company is required to pay a monthly facility fee of 0.25% per annum on any unused amount under the commitment based on daily averages. At December 31, 2015, $25.1 million was outstanding under the revolving credit facility, with $4.1 million borrowed as base rate loans at an interest rate of 4.00% and $21.0 million borrowed as LIBOR loans at an interest rate of 1.75%.
Borrowing under the revolving credit facility is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
(b) Term Loan
The Company increased borrowing to $50 million under the term loan on May 10, 2013. Monthly principal payments of $0.6 million are required. The unpaid balance of the term loan is due on May 10, 2018. Prepayments are permitted, and may be required in certain circumstances. Amounts repaid under the term loan may not be reborrowed. The term loan is secured by substantially all of the Company’s domestic land, buildings, equipment, and other intangible assets.
The interest rate on the term loan varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 1.25% to 1.75% or (b) between LIBOR plus 2.25% to 2.75%. At December 31, 2015,

$25.4 million was outstanding under the term loan, with $0.4 million borrowed as base rate loans at an interest rate of 4.75% and $25.0 million borrowed as LIBOR loans at an interest rate of 2.50%.
Repaid Convertible Notes
On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding Convertible Senior Unsecured Notes (“2008 Notes”) for cash equal to the original principal amount, plus accrued and unpaid interest. These 2008 Notes were either tendered by the holder pursuant to the Company’s tender offer or were redeemed by the Company pursuant to provisions of the indenture for the 2008 Notes. Following this repurchase, the Company no longer has any outstanding convertible senior notes.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Through December 31, 2012, the Borrower returned 1,360,442 shares of the Company’s borrowed common stock. On January 22, 2013, the remaining 2,439,558 shares of the Company’s common stock were returned to the Company and the Share Lending Agreement was terminated. No consideration was paid by the Company for the return of the Borrowed Shares.
Shares that had been loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per common share.

Debt Maturities
Maturities of long-term debt at December 31, 2015 are as follows (in thousands):

Year ending December 31,	Revolving Credit Facility	Term Loan	Total
2016	$25,148	$7,143	$32,291
2017	—	7,143	7,143
2018	—	11,112	11,112
Total	$25,148	$25,398	$50,546

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

Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2015 and 2014, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the years ended December 31, 2015, 2014, and 2013.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the years ended December 31, 2015, 2014, and 2013.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2015 or 2014.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under revolving credit facility	$25,148	$25,148	$8,500	$8,500
Term loan	25,398	25,398	35,541	35,541
The carrying value of borrowings under the revolving credit facility and the term loan approximate their fair value because the interest rate is variable.

Note 13 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.
Because a net loss was realized during the year ended December 31, 2015, potentially dilutive securities were excluded from the diluted earnings per share calculation, as inclusion would have an anti-dilutive effect on net loss per share. Securities convertible into shares of common stock that were not considered in calculating earnings (loss) per common share were 777,400 stock options and 386,049 restricted stock units.
In connection with the sale of the 2008 Notes, the Company entered into a Share Lending Agreement for 3.8 million shares of the Company’s common stock (see Note 11). Contractual undertakings of the Borrower had the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the Borrowed Shares, and all shares outstanding under the Share Lending Agreement were contractually obligated to be returned to the Company. As a result, shares loaned under the Share Lending Agreement were not considered outstanding for the purpose of computing and reporting earnings per common share. The Share Lending Agreement was terminated on January 22, 2013 upon the return of all Borrowed Shares to the Company.
On February 15, 2013, the Company repurchased the remaining $5.2 million of outstanding 2008 Notes for cash. Following this repurchase, the Company no longer has any outstanding convertible senior notes. For the year ended December 31, 2013, the Company’s convertible notes were excluded from the calculation of diluted earnings per common share as inclusion was anti-dilutive. In addition, for the year ended December 31, 2013, approximately 0.1 million stock options with an exercise price in excess of the average market price of the Company’s common stock were excluded from the calculation of diluted earnings per common share.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013
Net income (loss) attributable to common stockholders	$(13,462)	$53,603	$36,178

Weighted average common shares outstanding - Basic	54,459	54,511	51,346
Assumed conversions:
Incremental common shares from warrants	—	121	1,355
Incremental common shares from stock options	—	880	1,133
Incremental common shares from restricted stock units	—	14	7
Weighted average common shares outstanding - Diluted	54,459	55,526	53,841

Basic earnings (loss) per common share	$(0.25)	$0.98	$0.70
Diluted earnings (loss) per common share	$(0.25)	$0.97	$0.67

Note 14 — Income Taxes
Components of the income tax (benefit) expense are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$(3,529)	$21,468	$15,225
State	283	684	3,322
Foreign	3,520	1,627	1,432
Total current	274	23,779	19,979
Deferred:
Federal	(7,756)	2,573	1,336
State	(173)	(1,071)	(543)
Foreign	1	—	—
Total deferred	(7,928)	1,502	793
Income tax (benefit) expense	$(7,654)	$25,281	$20,772
The components of income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
United States	$(26,982)	$78,884	$56,950
Foreign	5,866	—	—
Income (loss) before taxes	$(21,116)	$78,884	$56,950

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
Federal statutory tax (benefit) expense rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	2.3	2.8
Non-U.S. income taxed at different rates	(1.9)	—	—
Return to accrual adjustments	(2.5)	(0.9)	0.2
Change in valuation allowance	1.3	—	—
Domestic production activities deduction	—	(2.5)	(2.6)
Other	1.1	(1.9)	1.1
Effective income tax (benefit) expense rate	(36.2)%	32.0%	36.5%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact and changes in state apportionment factors, including the effect on state deferred tax assets and liabilities. Changes in the effective tax rate during 2015 also included the benefit of non-U.S. income taxed at lower rates, and the Company not qualifying for the domestic production activities deduction. The benefit of operating in foreign tax jurisdictions is primarily derived from operations in Canada.
Deferred income taxes reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$15,210	$10,183
Allowance for doubtful accounts	432	369
Inventory valuation reserves	3,734	1,896
Equity compensation	4,250	4,146
Goodwill	6,869	8,963
Accrued compensation	73	75
Foreign tax credit carryforward	865	—
Other	67	1
Total gross deferred tax assets	31,500	25,633
Valuation allowance	(1,093)	(809)
Total deferred tax assets, net	30,407	24,824
Deferred tax liabilities:
Property and equipment	(12,876)	(12,066)
Intangible assets	(18,249)	(18,786)
Convertible debt	(3,011)	(4,126)
Prepaid insurance and other	(216)	(225)
Total gross deferred tax liabilities	(34,352)	(35,203)
Net deferred tax (liabilities) assets	$(3,945)	$(10,379)

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are presented in the balance sheets as follows (in thousands):

	December 31,
	2015	2014
Current deferred tax assets	$2,649	$2,696
Non-current deferred tax assets	17,229	12,907
Non-current deferred tax liabilities	(23,823)	(25,982)
Net deferred tax (liabilities) assets	$(3,945)	$(10,379)

During the year ended December 31, 2014, the Company recorded a final adjustment related to the acquisition of Florida Chemical that increased current deferred tax assets by $1.2 million (see Note 4).
As of December 31, 2015, the Company had U.S. net operating loss carryforwards of $39.7 million, expiring in various amounts in 2028 through 2035. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
The Company’s corporate organizational structure requires the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group (“Group A”) cannot be offset by tax attributes, including net operating losses of the other group (“Group B”). During the year ended December 31, 2015, the Company restructured its legal entities such that there will be only one U.S. tax filing group filing a single U.S. consolidated federal income tax return beginning in 2016.
The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is necessary for deferred tax assets. The Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. As of December 31, 2015, the Company maintains a valuation allowance of $1.1 million for deferred tax assets in certain state and foreign jurisdictions.
The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2015, the Company had approximately $5.9 million in unremitted earnings outside the U.S. which were not included for U.S. tax purposes. U.S. income tax liability would be incurred if these funds were remitted to the U.S. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2015 which are the years ended December 31, 2012 through December 31, 2015 for U.S. federal taxes and the years ended December 31, 2011 through December 31, 2015 for state tax jurisdictions.
At December 31, 2015, the Company has no unrecognized tax benefits.

Note 15 — Convertible Preferred Stock and Stock Warrants
In August 2009, the Company sold convertible preferred stock with detachable warrants to purchase shares of the Company’s common stock. In February 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of convertible preferred stock into shares of common stock. Currently, the Company has no issued or outstanding shares of preferred stock.

During the years ended December 31, 2014 and 2013, warrants were exercised to purchase 1,277,250 and 267,000 shares, respectively, of the Company’s common stock at $1.21 per share generating cash proceeds of $1.5 million and $0.3 million, respectively. The Company no longer has any outstanding warrants.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2015	2014
Shares issued at the beginning of the year	54,633,726	58,265,911
Issued in acquisitions	60,024	99,681
Issued in payment of accrued liability	—	27,101
Issued upon exercise of warrants	—	1,277,250
Issued as restricted stock award grants	758,904	525,120
Issued upon exercise of stock options	767,560	311,954
Retirement of treasury shares	—	(5,873,291)
Shares issued at the end of the year	56,220,214	54,633,726

Stock-Based Incentive Plans
Stockholders approved long term incentive plans in 2014, 2010, 2007, 2005, and 2003 (the “2014 Plan,” the “2010 Plan,” the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, and non-employee directors in the form of stock options, restricted stock, and certain other incentive awards. The maximum number of shares that may be issued under the 2014 Plan, 2010 Plan, and 2007 Plan are 2.7 million, 6.0 million, and 2.2 million, respectively. At December 31, 2015, the Company had a total of 1.1 million shares remaining to be granted under the 2014 Plan, 2010 Plan, and 2007 Plan. Shares may no longer be granted under the 2005 Plan and 2003 Plan.
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

The fair value of stock options at the date of grant is calculated using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is permitted for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. No options were granted to employees during 2015, 2014, and 2013.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2015 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	1,544,960	$4.81
Exercised	(767,560)	1.79
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2015	777,400	$7.80	1.31	$2,828,951
Vested or expected to vest at
December 31, 2015	777,400	$7.80	1.31	$2,828,951
Options exercisable as of
December 31, 2015	777,400	$7.80	1.31	$2,828,951

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $8.4 million, $6.0 million, and $5.6 million, respectively. No stock options vested during the year ended December 31, 2015. The total fair value of stock options vesting during the year ended December 31, 2014 was less than $0.1 million and was $4.2 million for the year ended December 31, 2013.
At December 31, 2015, the Company had recognized all compensation expense related to stock options.
Restricted Stock
The Company grants employees either time-vesting or performance-based restricted shares in accordance with terms specified in the Restricted Stock Agreements (“RSAs”). Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent to the date of grant, generally three to four years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria are met. During the year ended December 31, 2015, approximately 45% of the restricted shares granted were time-vesting and 55% were performance-based. Grantees of restricted shares retain voting rights for the granted shares.

Restricted stock share activity for the year ended December 31, 2015 is as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at January 1, 2015	826,518	$18.78
Granted	406,650	16.15
RSAs converted from 2014 restricted stock units	352,254	24.66
Vested	(653,211)	20.90
Forfeited	(32,995)	22.72
Non-vested at December 31, 2015	899,216	$18.21

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2015, 2014, and 2013 was $16.15, $27.29, and $15.17 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2015, 2014, and 2013 was $13.7 million, $10.2 million, and $8.4 million, respectively.
At December 31, 2015, there was $11.6 million of unrecognized compensation expense related to non-vested restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
During the year ended December 31, 2015, the Company granted performance-based restricted stock units (“RSUs”) that will be converted into 386,049 shares of common stock. These shares, which will be issued as RSAs, will vest in equal one-half tranches on December 31, 2016 and 2017.

Restricted stock unit share activity for the year ended December 31, 2015 is as follows:

Restricted Stock Unit Shares	Shares	Weighted- Average Fair Value at Date of Grant
RSU share equivalents at January 1, 2015	352,254	$24.66
2014 RSUs converted to RSAs in 2015	(352,254)	24.66
Share equivalents earned in 2015	386,049	21.96
RSU share equivalents at December 31, 2015	386,049	$21.96

At December 31, 2015, there was $5.7 million of unrecognized compensation expense related to 2015 restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (ESPP) was approved by stockholders on May 18, 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation and participants may not purchase more than 1,000 shares in any one offering period. The fair value of the discount associated with shares purchased under the plan is recognized as share-based compensation expense and was $0.2 million, $0.2 million, and $0.1 million during the years ended December 31, 2015, 2014, and 2013, respectively. The total fair value of the shares purchased under the plan during the years ended December 31, 2015, 2014, and 2013 was $1.0 million, $1.1 million, and $0.9 million, respectively. The employee payment associated with participation in the plan was satisfied through payroll deductions.

 Share-Based Compensation Expense
Non-cash share-based compensation expense related to stock options, restricted stock, restricted stock unit grants, and stock purchased under the Company’s ESPP was $14.7 million, $10.5 million, and $10.9 million during the years ended December 31, 2015, 2014, and 2013, respectively.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2015, 2014, and 2013, the Company purchased 473,304 shares, 243,005 shares, and 448,121 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees that were forfeited are accounted for as treasury stock. During the years ended December 31, 2015, 2014, and 2013, shares surrendered for the exercise of stock options were 106,810, 46,208, and 237,267, respectively. These surrendered shares are also accounted for as treasury stock.
During the year ended December 31, 2013, JP Morgan Chase & Co. returned 2,439,558 shares of the Company’s common stock that had been borrowed under the Share Lending Agreement. These shares were then included in treasury stock.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement of Treasury Stock
On December 31, 2014, the Company retired 5,873,291 shares of its treasury stock with an aggregate cost of $32.6 million. The retirement was recorded as reductions of $32.6 million in treasury stock, $1,000 in common stock, and $32.6 million in additional paid-in capital.
All retired treasury shares were canceled and returned to the status of authorized but unissued shares. The retirement of treasury stock had no impact on the Company’s total consolidated stockholders’ equity.
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions.

During the year ended December 31, 2015, the Company repurchased 799,723 shares of its outstanding common stock on the open market at a cost of $9.7 million, inclusive of transaction costs, or an average price of $12.13 per share. During the year ended December 31, 2014, the Company repurchased 621,176 shares of its outstanding common stock on the open market at a cost of $10.4 million, inclusive of transaction costs, or an average price of $16.74 per share.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or through privately negotiated transactions. Through December 31, 2015, the Company has not repurchased any of its common stock under this authorization.
As of December 31, 2015, the Company has $54.9 million remaining under its share repurchase program.

Note 17 — Commitments and Contingencies
Class Action Litigation
In November 2015, four putative securities class action lawsuits were filed in the United States District Court for the Southern District of Texas against the Company and certain of its officers. The lawsuits claim in part that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations and prospects. The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive.
In January 2016, three derivative lawsuits were filed, two in the District Court of Harris County, Texas and one in the United States District Court for the Southern District of Texas, on behalf of the Company against certain of its officers and its current directors. The lawsuits allege violations of law, breaches of fiduciary duty, and unjust enrichment against the defendants.
The Company believes that the class action lawsuits and the derivative lawsuits are without merit, and it intends to vigorously defend against all claims asserted. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.
In addition, the Company has received notice from the U.S. Securities and Exchange Commission that it has opened an inquiry related to similar issues to those raised in the above-described litigation.
Other Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations, or liquidity.
Operating Lease Commitments
The Company has operating leases for office space, vehicles, and equipment. Future minimum lease payments under operating leases at December 31, 2015 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2016	$3,136
2017	2,746
2018	2,504
2019	2,233
2020	2,024
Thereafter	14,469
Total	$27,112
Rent expense under operating leases totaled $2.6 million, $2.2 million, and $1.7 million during the years ended December 31, 2015, 2014, and 2013, respectively.
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All employees are eligible to participate in the plan upon employment. On January 1, 2015, the Company implemented a new matching program. The Company matches contributions at 100% of up to 2% of an employee’s compensation and, if greater, the Company matches contributions at 50% from 4% to 8% of an employee’s compensation.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2015, 2014, and 2013, compensation expense included $1.0 million, $0.7 million and $0.6 million, respectively, related to the Company’s 401(k) match.
Concentrations and Credit Risk
The majority of the Company’s revenue is derived from the oil and gas industry. Customers include major oilfield services companies, major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies, and state-owned national oil companies. This concentration of customers in one industry increases credit and business risks.
The Company is subject to significant concentrations of credit risk within trade accounts receivable as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is maintained at a major financial institution and balances often exceed insurable amounts.

Note 18 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. The operations of the Company are categorized into four reportable segments: Energy Chemistry Technologies, Consumer and Industrial Chemistry Technologies, Drilling Technologies, and Production Technologies.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the year ended December 31,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total

2015
Net revenue from external customers	$213,593	$56,374	$52,112	$12,280	$—	$334,359
Gross margin	81,936	14,371	16,702	2,101	—	115,110
Income (loss) from operations	43,902	8,742	(27,340)	(4,111)	(40,366)	(19,173)
Depreciation and amortization	4,791	2,202	8,539	750	1,742	18,024
Total assets	153,447	93,038	108,354	27,979	20,272	403,090
Capital expenditures	12,803	568	2,865	1,212	3,020	20,468

2014
Net revenue from external customers	$268,761	$51,091	$113,302	$16,003	$—	$449,157
Gross margin	117,867	12,897	45,651	6,544	—	182,959
Income (loss) from operations	84,846	6,558	19,022	3,246	(32,784)	80,888
Depreciation and amortization	4,401	2,138	9,808	327	1,174	17,848
Total assets	156,596	87,412	147,584	21,843	9,841	423,276
Capital expenditures	6,983	115	9,626	942	2,241	19,907

2013
Net revenue from external customers	$200,932	$42,927	$112,406	$14,800	$—	$371,065
Gross margin	88,536	10,659	43,156	5,176	—	147,527
Income (loss) from operations	65,396	6,260	18,306	3,060	(34,296)	58,726
Depreciation and amortization	3,160	1,126	9,632	250	941	15,109
Total assets	127,119	86,640	135,738	16,647	9,437	375,581
Capital expenditures	5,225	183	6,326	1,749	1,524	15,007
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
U.S.	$273,624	$370,087	$319,649
Other countries	60,735	79,070	51,416
Total	$334,359	$449,157	$371,065
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Year ended December 31,
	2015	2014	2013
Customer A	13.9%	*	*
Customer B	12.0%	16.1%	16.2%
* This customer did not account for more than 10% of revenue.
Approximately 95% of the revenue from major customers noted above was from the Energy Chemistry Technologies segment.

Note 19 — Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2015
Revenue	$82,373	$87,030	$87,942	$77,014	$334,359
Gross margin	26,527	29,252	31,227	28,104	115,110
Net income (loss)	(1,515)	(12,547)	1,975	(1,375)	(13,462)
Earnings (loss) per share(1):
Basic	$(0.03)	$(0.23)	$0.04	$(0.03)	$(0.25)
Diluted	$(0.03)	$(0.23)	$0.04	$(0.03)	$(0.25)

2014
Revenue	$102,575	$105,318	$116,761	$124,503	$449,157
Gross margin	43,681	42,310	46,078	50,890	182,959
Net income	12,018	11,041	14,272	16,272	53,603
Earnings per share(1):
Basic	$0.22	$0.20	$0.26	$0.30	$0.98
Diluted	$0.22	$0.20	$0.26	$0.29	$0.97
(1)    The sum of the quarterly earnings (loss) per share (basic and diluted) may not agree to the earnings (loss) per share for the year due to the timing of common stock issuances.

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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2015, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control – Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1
Agreement and Plan of Merger dated May 10, 2013, by and among Flotek Industries, Inc., Flotek Acquisition Inc. and Florida Chemical Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 13, 2013).

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

Exhibit Number	Exhibit Title
10.11	Revolving Credit and Security Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011).
10.12	Guaranty dated September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011).
10.13	Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2011).
10.14	Intellectual Property Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 26, 2011).
10.15	Lien Subordination and Intercreditor Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 26, 2011).
10.16	Second Amendment to Revolving Credit and Security Agreement dated as of November 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2012).
10.17	Third Amendment to Revolving Credit and Security Agreement dated as of December 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2012).
10.18	Fourth Amendment to Revolving Credit Security Agreement dated as of December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2012).
10.19	Employment Agreement, dated effective March 13, 2013 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 15, 2013).
10.20	Restricted Stock Agreement, dated effective March 13, 2013 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2013).
10.21
Registration Rights Agreement dated May 10, 2013, by and among Flotek Industries, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 13, 2013).

10.22	Amended and Restated Revolving Credit, Term Loan and Security Agreement dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 13, 2013).
10.23
First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2014).

10.24	Employment Agreement, dated effective February 5, 2014 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 11, 2014).
10.25
Restricted Stock Agreement, dated effective February 5, 2014 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 11, 2014).

10.26	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on April 18, 2014).
10.27
Fifth Amended and Restated Service Agreement, dated as of April 15, 2014, between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2014).

10.28	Letter Agreement, dated as of April 15, 2014, between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2014).
10.29
Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 10, 2014).

10.30	Employment Agreement, dated effective December 31, 2014 between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2015).
10.31	Employment Agreement, dated effective May 29, 2015 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2015).
10.32	Employment Agreement, dated effective May 1, 2015 between the Company and Robert M. Schmitz (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2015).
10.33
Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated June 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2015).

10.34
Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 23, 2015).

21*	List of Subsidiaries.
23*	Consent of Hein & Associates LLP.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

Exhibit Number	Exhibit Title
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Section 1350 Certification of Principal Executive Officer.
32.2*	Section 1350 Certification of Principal Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Schema Document.
101.CAL**	XBRL Calculation Linkbase Document.
101.LAB**	XBRL Label Linkbase Document.
101.PRE**	XBRL Presentation Linkbase Document.
101.DEF**	XBRL Definition Linkbase Document.
*    Filed herewith.
**  Furnished with this Form 10-K, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: January 27, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM	President, Chief Executive Officer, and Chairman of the Board	January 27, 2016
John W. Chisholm	(Principal Executive Officer)
/s/ ROBERT M. SCHMITZ	Chief Financial Officer	January 27, 2016
Robert M. Schmitz	(Principal Financial Officer and Principal Accounting Officer)
/s/ KENNETH T. HERN	Director	January 27, 2016
Kenneth T. Hern
/s/ JOHN S. REILAND	Director	January 27, 2016
John S. Reiland
/s/ L.V. “BUD” MCGUIRE	Director	January 27, 2016
L.V. “Bud” McGuire
/s/ L. MELVIN COOPER	Director	January 27, 2016
L. Melvin Cooper
/s/ CARLA S. HARDY	Director	January 27, 2016
Carla S. Hardy
/s/ TED D. BROWN	Director	January 27, 2016
Ted D. Brown