Form 10-Q
period 2016-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2016-05-03
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 22, 2016, there were 53,828,748 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,480	$2,208
Accounts receivable, net of allowance for doubtful accounts of $874 and $1,189 at March 31, 2016 and December 31, 2015, respectively	45,631	49,197
Inventories	81,084	85,492
Income taxes receivable	14,948	4,700
Deferred tax assets, net	4,139	2,649
Other current assets	6,148	7,496
Total current assets	154,430	151,742
Property and equipment, net	78,337	91,913
Goodwill	72,820	72,820
Deferred tax assets, net	3	17,229
Other intangible assets, net	58,992	69,386
TOTAL ASSETS	$364,582	$403,090
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,244	$19,444
Accrued liabilities	9,676	12,894
Income taxes payable	197	2,263
Interest payable	141	111
Current portion of long-term debt	44,765	32,291
Total current liabilities	80,023	67,003
Long-term debt, less current portion	16,470	18,255
Deferred tax liabilities, net	1,755	23,823
Total liabilities	98,248	109,081
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 56,715,304 shares issued and 53,726,328 shares outstanding at March 31, 2016; 56,220,214 shares issued and 53,536,101 shares outstanding at December 31, 2015	6	6
Additional paid-in capital	275,797	273,451
Accumulated other comprehensive income (loss)	(919)	(1,237)
Retained earnings	9,115	39,300
Treasury stock, at cost; 1,850,173 and 1,784,897 shares at March 31, 2016 and December 31, 2015, respectively	(18,023)	(17,869)
Flotek Industries, Inc. stockholders’ equity	265,976	293,651
Noncontrolling interests	358	358
Total equity	266,334	294,009
TOTAL LIABILITIES AND EQUITY	$364,582	$403,090

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue	$72,289	$82,373
Cost of revenue	47,360	55,846
Gross profit	24,929	26,527
Expenses:
Selling, general and administrative	25,453	23,568
Depreciation and amortization	2,798	2,676
Research and development	2,256	1,572
Impairment of inventory and long-lived assets	40,435	—
Total expenses	70,942	27,816
Loss from operations	(46,013)	(1,289)
Other expense:
Interest expense, net	(489)	(407)
Other expense, net	(120)	(225)
Total other expense	(609)	(632)
Loss before income taxes	(46,622)	(1,921)
Income tax benefit	16,437	406
Net loss	$(30,185)	$(1,515)

Loss per common share:
Basic loss per common share	$(0.55)	$(0.03)
Diluted loss per common share	$(0.55)	$(0.03)
Weighted average common shares:
Weighted average common shares used in computing basic loss per common share	54,744	54,448
Weighted average common shares used in computing diluted loss per common share	54,744	54,448

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2016	2015
Net loss	$(30,185)	$(1,515)
Other comprehensive income (loss):
Foreign currency translation adjustment	318	(240)
Comprehensive income (loss)	$(29,867)	$(1,755)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(30,185)	$(1,515)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of inventory and long-lived assets	40,435	—
Depreciation and amortization	4,289	4,570
Amortization of deferred financing costs	87	86
Gain on sale of assets	(468)	(1,223)
Stock compensation expense	2,365	3,462
Deferred income tax benefit	(6,898)	(2,367)
Reduction in (excess) tax benefit related to share-based awards	365	(87)
Changes in current assets and liabilities:
Accounts receivable, net	3,099	22,484
Inventories	(11,984)	(12,065)
Income taxes receivable	(10,308)	—
Other current assets	242	644
Accounts payable	6,274	(4,618)
Accrued liabilities	(2,078)	(3,774)
Income taxes payable	(1,817)	618
Interest payable	30	13
Net cash (used in) provided by operating activities	(6,552)	6,228
Cash flows from investing activities:
Capital expenditures	(4,213)	(5,590)
Proceeds from sale of assets	593	1,315
Payments for acquisitions, net of cash acquired	—	(1,250)
Purchase of patents and other intangible assets	(132)	(115)
Net cash used in investing activities	(3,752)	(5,640)
Cash flows from financing activities:
Repayments of indebtedness	(1,785)	(4,786)
Borrowings on revolving credit facility	96,000	112,151
Repayments on revolving credit facility	(83,526)	(103,376)
Reduction in (excess) tax benefit related to share-based awards	(365)	87
Purchase of treasury stock related to share-based awards	(154)	(1,055)
Proceeds from sale of common stock	212	256
Repurchase of common stock	—	(2,651)
Proceeds from exercise of stock options	134	22
Proceeds from noncontrolling interest	—	7
Net cash provided by financing activities	10,516	655
Effect of changes in exchange rates on cash and cash equivalents	60	(10)
Net increase in cash and cash equivalents	272	1,233
Cash and cash equivalents at the beginning of period	2,208	1,266
Cash and cash equivalents at the end of period	$2,480	$2,499

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2015	56,220	$6	1,785	$(17,869)	$273,451	$(1,237)	$39,300	$358	$294,009
Net loss	—	—	—	—	—	—	(30,185)	—	(30,185)
Foreign currency translation adjustment	—	—	—	—	—	318	—	—	318
Stock issued under employee stock purchase plan	—	—	(34)	—	212	—	—	—	212
Stock options exercised	85	—	—	—	134	—	—	—	134
Restricted stock granted	410	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	78	—	—	—	—	—	—
Treasury stock purchased	—	—	21	(154)	—	—	—	—	(154)
Stock compensation expense	—	—	—	—	2,365	—	—	—	2,365
Reduction in tax benefit related to share-based awards	—	—	—	—	(365)	—	—	—	(365)
Balance, March 31, 2016	56,715	$6	1,850	$(18,023)	$275,797	$(919)	$9,115	$358	$266,334

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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2016, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items and the need for an entity to separately classify, present, and disclose extraordinary events and transactions, while retaining certain presentation and disclosure guidance for items that are unusual in nature or occur infrequently. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
Effective January 1, 2016, the Company adopted the accounting guidance in ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
Effective January 1, 2016, the Company adopted the accounting guidance in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. In addition, the Company adopted the accounting guidance in ASU No. 2015-15, which provides additional guidance related to the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. An entity may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. Implementation of these standards did not have a material effect on the consolidated financial statements and related disclosures.
Effective January 1, 2016, the Company adopted the accounting guidance in ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This standard replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
New Accounting Requirements and Disclosures
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, which improves the operability and understandability of the implementation guidance on principal versus agent considerations. The Company is currently evaluating the impact these pronouncements will have on the consolidated financial statements and related disclosures.
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
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This standard eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reporting period. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and should be applied using a modified retrospective transition approach, with early application permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
Note 3 — Impairment of Inventory and Long-Lived Assets
During the three months ended March 31, 2016, as a result of changes in the oil and gas industry that have occurred since the beginning of 2016 and their corresponding impact on the Company’s business outlook, the Company evaluated the direction of its business activities. Crude oil prices, which appeared to have stabilized during the fourth quarter of 2015, fell further during the first quarter of 2016, decreasing approximately 21% from average prices seen in the fourth quarter of 2015. The U.S. drilling rig count declined from 698 at December 31, 2015 to 450 at April 1, 2016, a decline of 35.5%.
Due to the decreased rig activity and its impact on management’s expectations for future market activity, the Company further refocused operations of its Drilling Technologies segment. The Company decided to exit the business of building and repairing motors in all domestic markets. In addition, changes in drilling technique, including further escalation of the move to a dominance of pad drilling, reduced the marketability of certain other inventory items. The focus of the Production Technologies segment is being shifted to its new technologies for electric submersible pumps for the oil and gas industry and for hydraulic pumping units. Inventory associated with older technologies for these items has been evaluated for impairment. As a result of these changes in focus and projected declines in asset utilization, the Company recorded a pre-tax impairment of inventories as noted below.
Changes in the business climate noted above and increasing operating losses experienced within the Drilling Technologies and Production Technologies segments during the three months ended March 31, 2016 caused the Company to test asset groups within these two segments for recoverability. Recoverability of the carrying value of the asset groups was based upon estimated future cash flows while taking into consideration various assumptions and estimates, including future use of the assets, remaining useful life of the assets, and eventual disposition of the assets. Undiscounted estimated cash flows of two asset groups associated with domestic operations in the Drilling Technologies segment did not exceed the carrying value of the respective asset groups. Therefore, the Company performed an analysis of discounted future cash flows to determine the fair value of each of these two asset groups. As a result of this testing, the Company recorded a pre-tax impairment of long-lived assets as noted below.
The Company recorded impairment charges during the three months ended March 31, 2016, as follows (in thousands):

Drilling Technologies:
Inventories	$12,653
Long-lived assets:
Property and equipment	14,642
Intangible assets other than goodwill	9,227
Production Technologies:
Inventories	3,913
Total Impairment	$40,435
Based on the changes in the business climate discussed above and increasing operating losses experienced during the three months ended March 31, 2016, goodwill within the Teledrift and Production Technologies reporting units was tested for impairment. However, no impairments of goodwill were recorded based upon this testing.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Acquisition
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
Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$—	$1,014
Exercise of stock options by common stock surrender	—	66
Supplemental cash payment information:
Interest paid	$382	$309
Income taxes paid, net of refunds	2,264	1,911
Note 6 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals, or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended March 31,
	2016	2015
Revenue:
Products	$65,874	$66,160
Rentals	4,052	11,824
Services	2,363	4,389
	$72,289	$82,373
Cost of revenue:
Products	$42,474	$45,624
Rentals	1,299	6,285
Services	2,096	2,042
Depreciation	1,491	1,895
	$47,360	$55,846
Note 7 — Inventories
Inventories are as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$35,616	$44,997
Work-in-process	3,838	3,069
Finished goods	41,630	37,426
Inventories	$81,084	$85,492
During the three months ended March 31, 2016, the Company recorded an inventory impairment of $16.6 million (see Note 3).

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$6,907	$7,145
Buildings and leasehold improvements	34,650	34,351
Machinery, equipment and rental tools	73,906	85,611
Equipment in progress	13,513	12,304
Furniture and fixtures	2,706	2,749
Transportation equipment	7,208	7,462
Computer equipment and software	11,309	11,382
Property and equipment	150,199	161,004
Less accumulated depreciation	(71,862)	(69,091)
Property and equipment, net	$78,337	$91,913
During the three months ended March 31, 2016, the Company recorded a fixed asset impairment of $14.6 million (see Note 3).
Depreciation expense, including expense recorded in cost of revenue, totaled $3.1 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively.
Note 9 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Teledrift	Production Technologies	Total
Balance at December 31, 2015	$36,318	$19,480	$15,333	$1,689	$72,820
Goodwill impairment recognized	—	—	—	—	—
Balance at March 31, 2016	$36,318	$19,480	$15,333	$1,689	$72,820
Goodwill within the Teledrift and Production Technologies reporting units was tested for impairment during the three months ended March 31, 2016. No impairments of goodwill were recognized during the three months ended March 31, 2016 and 2015 (see Note 3).

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$21,014	$6,150	$20,960	$5,809
Customer lists	43,540	15,345	52,607	14,640
Trademarks and brand names	7,109	3,526	7,191	3,360
Total finite-lived intangible assets acquired	71,663	25,021	80,758	23,809
Deferred financing costs	1,665	945	1,665	858
Total amortizable intangible assets	73,328	$25,966	82,423	$24,667
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$84,958		$94,053

Carrying value:
Other intangible assets, net	$58,992		$69,386
Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $1.2 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, the Company recorded an impairment of finite-lived intangible assets of $9.2 million (see Note 3).
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	March 31, 2016	December 31, 2015
Long-term debt:
Borrowings under revolving credit facility	$37,622	$25,148
Term loan	23,613	25,398
Total long-term debt	61,235	50,546
Less current portion of long-term debt	(44,765)	(32,291)
Long-term debt, less current portion	$16,470	$18,255
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
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants, and restricts the payment of cash dividends on common stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective March 31, 2016, the Company entered into a Fifth Amendment to the Credit Facility under which the financial covenants to maintain a fixed charge coverage ratio and a ratio of funded debt to adjusted EBITDA were suspended until June 30, 2017. These financial covenants will be reinstated to require compliance with these ratios for the twelve-month period ending June 30, 2017, and continuing as of the last day of each fiscal quarter. The Fifth Amendment establishes a requirement to maintain certain minimum adjusted EBITDA levels for the periods ending September 30, 2016, December 31, 2016, and March 31, 2017. In addition, the Company is required to maintain under its revolving credit facility, a minimum monthly average undrawn availability of $10 million, including a requirement to continuously maintain $5 million of undrawn availability until June 30, 2017. The Fifth Amendment contains an annual limit on capital expenditures for 2016 of approximately $25 million. The annual capital expenditure limit returns to approximately $32 million beginning in the fiscal year 2017.
Effective March 31, 2016, the interest rate on all advances under the revolving credit facility and the term loan was increased by 1.0%. The interest rates disclosed below reflect the new rates.
The Credit Facility includes a provision on the term loan that 25% of EBITDA minus cash paid for taxes, dividends, debt payments, and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid within 60 days of the fiscal year end. For the year ended December 31, 2015, there was no additional payment required based on this provision.
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
At March 31, 2016, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $60.0 million under the revolving credit facility before $5 million of availability that must remain undrawn through June 30, 2017. Available borrowing capacity, net of outstanding borrowings and the $5 million of availability that must remain undrawn, was $17.4 million at March 31, 2016.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 3.50% at March 31, 2016. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At March 31, 2016, $37.6 million was outstanding under the revolving credit facility, with $7.6 million borrowed as base rate loans at an interest rate of 5.00% and $30.0 million borrowed as LIBOR loans at an interest rate of 2.94%.
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
The interest rate on the term loan varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 2.25% to 2.75% or (b) between LIBOR plus 3.25% to 3.75%. At March 31, 2016, $23.6 million was outstanding under the term loan, with $0.6 million borrowed as base rate loans at an interest rate of 5.75% and $23.0 million borrowed as LIBOR loans at an interest rate of 3.69%.
Note 12 — Loss Per Share
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2016 and 2015, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

0.7 million stock options and 0.8 million restricted stock units for the three months ended March 31, 2016 and 1.5 million stock options and 0.4 million restricted stock units for the three months ended March 31, 2015.
Basic and diluted loss per common share are as follows (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Net loss - Basic and Diluted	$(30,185)	$(1,515)

Weighted average common shares outstanding - Basic	54,744	54,448
Assumed conversions:
Incremental common shares from stock options	—	—
Incremental common shares from restricted stock units	—	—
Weighted average common shares outstanding - Diluted	54,744	54,448

Basic loss per common share	$(0.55)	$(0.03)
Diluted loss per common share	$(0.55)	$(0.03)
Note 13 — Fair Value Measurements
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at March 31, 2016, or December 31, 2015.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$23,613	$23,613	$25,398	$25,398
Borrowings under revolving credit facility	37,622	37,622	25,148	25,148

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended March 31, 2016, the Company recorded an impairment of $14.6 million for property and equipment and $9.2 million for other intangible assets (see Note 3). Loss on impairment is reported in operating expenses. No impairments of property and equipment or other intangible assets were recognized during the three months ended March 31, 2015. No impairments of goodwill were recognized during the three months ended March 31, 2016 and 2015.
Note 14 — Income Taxes
During the year ended December 31, 2015, the Company restructured its legal entities such that there will be only one U.S. tax filing group filing a single U.S. consolidated federal income tax return beginning in 2016. Prior to 2016, the Company’s corporate organizational structure required the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group could not be offset by tax attributes, including net operating losses, of the other group.
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2016	2015
U.S. federal statutory tax rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(1.2)	(5.4)
Non-U.S. income taxed at different rates	0.3	23.6
Non-deductible expenses	—	(5.4)
Domestic production activities deduction	—	1.1
Other	0.6	—
Effective income tax rate	(35.3)%	(21.1)%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and benefits of non-U.S. income taxed at lower rates. Changes in the effective tax rate during the three months ended March 31, 2016 included the Company not qualifying for the domestic production activities deduction.
Deferred taxes are presented in the balance sheets as follows (in thousands):

	March 31, 2016	December 31, 2015
Current deferred tax assets	$4,139	$2,649
Non-current deferred tax assets	3	17,229
Non-current deferred tax liabilities	(1,755)	(23,823)
Net deferred tax assets (liabilities)	$2,387	$(3,945)
Note 15 — Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the three months ended March 31, 2016, the Company did not repurchase any shares of its outstanding common stock. During the three months ended March 31, 2015, the Company repurchased 180,190 shares of its outstanding common stock on the open market at a cost of $2.7 million, inclusive of transaction costs, or an average price of $14.71 per share.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or through privately negotiated transactions. Through March 31, 2016, the Company has not repurchased any of its common stock under this authorization.
As of March 31, 2016, the Company has $54.9 million remaining under its share repurchase programs.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2016
Net revenue from external customers	$44,679	$19,133	$6,456	$2,021	$—	$72,289
Gross profit	18,769	5,025	1,025	110	—	24,929
Income (loss) from operations	8,013	3,389	(40,951)	(5,430)	(11,034)	(46,013)
Depreciation and amortization	1,244	510	1,821	218	496	4,289
Total assets	149,006	110,344	68,284	23,682	13,266	364,582
Capital expenditures	3,014	143	238	185	633	4,213

2015
Net revenue from external customers	$46,643	$13,463	$18,694	$3,573	$—	$82,373
Gross profit	16,100	3,706	5,991	730	—	26,527
Income (loss) from operations	6,821	2,381	(637)	(539)	(9,315)	(1,289)
Depreciation and amortization	1,204	552	2,319	125	370	4,570
Total assets	152,423	92,438	141,229	25,176	3,741	415,007
Capital expenditures	2,361	22	2,124	638	445	5,590

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2016	2015
U.S.	$57,793	$64,195
Other countries	14,496	18,178
Total	$72,289	$82,373
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended March 31,
	2016	2015
Customer A	21.1%	12.0%
Customer B	10.9%	10.3%
Over 94% of the revenue from these customers was for sales in the Energy Chemistry Technologies segment.
Note 17 — Commitments and Contingencies
Class Action Litigation
In November 2015, four putative securities class action lawsuits were filed in the United States District Court for the Southern District of Texas against the Company and certain of its officers. The lawsuits have been consolidated into a single case, and an amended complaint has been filed. The amended complaint asserts that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive.
In January 2016, three derivative lawsuits were filed, two in the District Court of Harris County, Texas (which have since been consolidated into one case) and one in the United States District Court for the Southern District of Texas, on behalf of the Company against certain of its officers and its current directors. The lawsuits allege violations of law, breaches of fiduciary duty, and unjust enrichment against the defendants.
The Company believes the class action lawsuit and the derivative lawsuits are without merit, and it intends to vigorously defend against all claims asserted. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A - “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto of this Quarterly Report, as well as the Annual Report. Phrases such as “Company,” “we,” “our,” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
Executive Summary
Flotek is a global diversified, technology-driven company that develops and supplies oilfield products, services, and equipment to the oil, gas, and mining industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in the consumer and industrial markets.
The Company’s oilfield businesses include specialty chemistries and logistics, downhole drilling tools, and production-related tools. Flotek’s technologies enable customers to drill wells more efficiently, increase well production, and decrease well operating costs. The Company also provides automated bulk material handling, loading facilities, and blending capabilities. The Company sources citrus oil domestically and internationally and is one of the largest processors of citrus oil in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the oil and gas (“O&G”) industry.
Flotek operates in over 20 domestic and international markets, including the Gulf Coast, Southwest, West Coast, Rocky Mountains, Northeastern, and Mid-Continental regions of the United States (“U.S.”), Canada, Mexico, Central America, South America, Europe, Africa, Middle East, and Asia-Pacific. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also serves customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies.

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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies,

•	Chemistries that are economically viable, socially responsible, and ecologically sound, and

•	Production technologies that improve production and production efficiencies in maturing wells.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended March 31,
	2016	2015	% Change
Average North American Active Drilling Rigs
U.S.	551	1,403	(60.7)%
Canada	173	313	(44.7)%
Total	724	1,716	(57.8)%
Average U.S. Active Drilling Rigs by Type
Vertical	63	217	(71.0)%
Horizontal	435	1,055	(58.8)%
Directional	53	131	(59.5)%
Total	551	1,403	(60.7)%
Average North American Drilling Rigs by Product
Oil	524	1,257	(58.3)%
Natural Gas	200	459	(56.4)%
Total	724	1,716	(57.8)%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

During the three months ended March 31, 2016, total average North American active drilling rig count decreased 57.8% when compared to the same period of 2015. Average North American oil drilling rig activity decreased by 58.3% for the three months ended March 31, 2016, when compared to the same period of 2015. Average North American natural gas drilling rig count decreased by 56.4% for the three months ended March 31, 2016, compared to the same period of 2015. Sequentially, total average North American active drilling rig count decreased by 21.4% when compared to the fourth quarter of 2015.
Average U.S. rig activity decreased by 60.7% for the three months ended March 31, 2016, compared to the same period of 2015, and sequentially, decreased by 26.8% when compared to the fourth quarter of 2015.
Average Canadian rig count decreased by 44.7% for the three months ended March 31, 2016, compared to the same period of 2015, while failing for the second consecutive year to reach the 600 - 700 rig range normally achieved from mid-January through early March before the spring thaw resulted in significantly reduced drilling activity.
Company Outlook
The continuing decline in North American drilling rig activity has caused many of Flotek’s clients to significantly reduce their exploration and drilling activity. The reduction in activity has created a more challenging environment in which to market the

Company’s broad range of energy technologies, from chemistry to drilling and production technologies. Further decreases in exploration and drilling activity and in North American rig counts could cause further reductions in revenue and income from operations. Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its oil and gas based products and services including its Complex nano-Fluid® (“CnF®”) chemistries, Teledrift® product line, Stemulator® product line, and the growing line of production technologies, and the Company expects to see increased market acceptance of these product lines.
Based on current market dynamics, the Company expects North American oilfield activity to remain depressed throughout the remainder of 2016 and potentially beyond.
During the first quarter of 2016, the Company continued to successfully promote the efficacy of its CnF® chemistries resulting in a 138% increase in CnF® sales volumes compared to the first quarter of 2015, despite a 58% year over year decline in North American general oilfield activity as measured by active rig count. First quarter 2016 CnF® volumes declined only 7% compared to the fourth quarter of 2015, despite a 27% sequential quarter decline in U.S. general oilfield activity as measured by active rig count. The Company expects to continue this strong performance relative to market activity, as measured by active rig count, by demonstrating the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and the continuation of its direct-to-operator sales program known as the Flotek Store™. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain.
The Company’s success in promoting CnF® chemistries is supported through its industry leading R&I staff who provide customer responsive product innovation, as well as development of new products which are expected to expand the Company’s future product lines. During the third quarter of 2016, the Company expects to complete its new Global Research & Innovation headquarters in Houston. This state-of-the-art facility will allow for the development of next-generation innovative energy chemistries, as well as expand collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities will become an important and distinguishing capability within the industry and should generate value in 2016 and beyond.
As a result of the significant and continued reduction in drilling activity and the Company’s expectations for the future market for the Company’s drilling tools, during the first quarter of 2016, the Company refocused the Drilling Technologies segment by closing locations, reducing staff, and eliminating product lines. Between the second quarter 2015 and the first quarter 2016 restructurings, the Company reduced staffing in the Drilling Technologies segment by approximately 50%. At current activity levels, the Company expects continued, intense competition for jobs and significant pressure on margins until market conditions stabilize and begin to improve. Throughout 2015 and continuing in to 2016, some of the Company’s smaller competitors left the market and the Company believes, based on its improved cost structure and market position, it is well positioned to benefit from improved pricing and market growth opportunities when the market begins to recover.
During 2015, the Company strategically repositioned the focus of the Production Technologies segment towards oil production markets and away from the less opportunistic coal bed methane (“CBM”) markets. As part of this strategic repositioning, in January 2015, the Company acquired 100% of the assets from International Artificial Lift, LLC (“IAL”), a development-stage company that specializes in the design, manufacturing, and service of next-generation HPUs that serve to increase and maximize production for oil and natural gas wells. Additionally, the Company is developing a new line of ESPs. The Company expects HPUs and ESPs to be important expansions to its Production Technologies product lines during 2016 and beyond.
The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils, industrial solvents, and flavor and fragrance ingredients. Although current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business, as well as both internal and external industrial markets, the market supply of citrus terpenes has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease. This reduced supply has resulted in higher citrus terpene prices and increased price volatility. The Company expects terpene prices to remain elevated for the remainder of 2016. In addition, the Company expects its strong market position to enable it to maintain a stable supply of citrus terpenes for internal use and external sales.
In response to the current market environment, the Company has been proactive in reducing costs to reflect current market conditions while, at the same time, remaining focused on preserving appropriate functions and capacity, which allows the Company to be opportunistic as market conditions improve. The Company expects to continue to focus on supply chain optimizations and, when needed, adjustments to staffing levels, facility consolidations, and other cost adjustments. The Company regularly evaluates its cost structure based on market conditions with a focus on continuous efficiency improvements.
Capital expenditures, exclusive of acquisitions, totaled $4.2 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively. The Company expects capital spending to be between $15 million and $20 million in 2016, inclusive of approximately $7 million for completion of its Global Research & Innovation headquarters. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
Changes to geopolitical, global economic, and industry trends could have an impact, either positive or negative, on the Company’s business. In the event of significant adverse changes to the demand for oil and gas production and/or the market price for oil and gas, the market conditions affecting the Company could change rapidly and materially. Should such adverse changes to market conditions occur, management believes the Company has access to adequate liquidity to withstand the impact of such changes while continuing to make strategic capital investments and acquisitions, if opportunities arise. In addition, management believes the Company is well-positioned to take advantage of significant increases in demand for its products should market conditions improve dramatically in the near term.
Consolidated Results of Operations (in thousands):

	Three months ended March 31,
	2016	2015
Revenue	$72,289	$82,373
Cost of revenue	47,360	55,846
Gross profit	24,929	26,527
Gross margin %	34.5%	32.2%
Selling, general and administrative costs	25,453	23,568
Selling, general and administrative costs %	35.2%	28.6%
Depreciation and amortization	2,798	2,676
Research and innovation costs	2,256	1,572
Impairment of inventory and long-lived assets	40,435	—
Loss from operations	(46,013)	(1,289)
Operating margin %	(63.7)%	(1.6)%
Interest and other expense, net	(609)	(632)
Loss before income taxes	(46,622)	(1,921)
Income tax benefit	16,437	406
Net loss	$(30,185)	$(1,515)
Net loss %	(41.8)%	(1.8)%
Consolidated Results of Operations: Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015
Consolidated revenue for the three months ended March 31, 2016, decreased $10.1 million, or 12.2%, versus the same period of 2015. The decrease in revenue was driven by the continued decline in drilling activity throughout 2015 and 2016, as indicated by the 57.8% reduction in average North American rig count for the three months ended March 31, 2016, versus the same period of 2015. This resulted in significant reductions in customer demand and price concessions in our Drilling Technologies segment. Our Energy Chemistry Technologies segment experienced a less significant decline in revenues due to increased CnF® sales volumes and revenues. Additionally, our Consumer and Industrial Chemistry Technologies segment saw a significant increase in revenues due to higher sales prices and volume increases.
Consolidated gross profit for the three months ended March 31, 2016, decreased $1.6 million, or 6.0%, compared to the same period of 2015. Gross margin increased to 34.5% for the three months ended March 31, 2016, from 32.2% in the same period of 2015. The increase in margin was primarily attributable to the increase in CnF® sales volumes which have a higher margin than other products, partially offset by lower sales and pricing pressures in both Drilling Technologies and Production Technologies.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs increased $1.9 million, or 8.0%, for the three months ended March 31, 2016, versus the same period of 2015. The increase was primarily due to higher legal and professional fees. The company regularly evaluates its SG&A cost structure as market conditions warrant.
Depreciation and amortization expense was essentially flat for the three months ended March 31, 2016, versus the same period of 2015.

Research and Innovation (“R&I”) expense increased $0.7 million, or 43.5%, for the three months ended March 31, 2016, compared to the same period of 2015. The increase in R&I is primarily attributable to new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth of our existing product lines, and the development of new products which are expected to expand the Company’s future product lines.
During the three months ended March 31, 2016, as a result of changes in the oil and gas industry that have occurred since the beginning of 2016 and its corresponding impact on the Company’s business outlook, the Company determined that within its Drilling Technologies segment the carrying amount of certain long-lived assets exceeded their respective fair values and that some inventory was either not usable in future operations or the carrying value exceeded its market value. In addition, as a result of the introduction of newer and proprietary technology, as well as lower demand for older technologies, the Company also evaluated its Production Technologies inventory for impairment during the three months ended March 31, 2016. As a result of these evaluations, the Company recorded impairment charges of $40.4 million in the first quarter of 2016.
Interest and other expense was essentially flat for the three months ended March 31, 2016, versus the same period of 2015.
The Company recorded an income tax benefit of $16.4 million, yielding an effective tax benefit rate of 35.3% for the three months ended March 31, 2016, compared to an income tax benefit of $0.4 million reflecting an effective tax benefit rate of 21.1% for the comparable period in 2015. The higher effective tax benefit rate for the three months ended March 31, 2016, is primarily due to the mix of pre-tax profit and loss between domestic and foreign jurisdictions.
Results by Segment

Energy Chemistry Technologies (dollars in thousands)
	Three months ended March 31,
	2016	2015
Revenue	$44,679	$46,643
Gross profit	18,769	16,100
Gross margin %	42.0%	34.5%
Income from operations	8,013	6,821
Operating margin %	17.9%	14.6%
Energy Chemistry Technologies Results of Operations: Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015
Energy Chemistry Technologies revenue for the three months ended March 31, 2016, decreased $2.0 million, or 4.2%, versus the same period of 2015, compared to a 57.8% decline in market activity as measured by average North American rig count. Flotek’s Energy Chemistry Technologies segment outperformed these market indicators by continuing to aggressively promote the benefits of CnF® chemistries. CnF® sales volumes increased 138.0% (revenues increased 90.7%), compared to the three months ended March 31, 2015. The increased sales of CnF® chemistries during the first quarter of 2016 was achieved by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and its direct-to-operator sales program known as the Flotek Store™. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain. Non-CnF revenues declined approximately 64% due to reduced customer demand resulting from oilfield market conditions.
Sequentially, revenues decreased $5.6 million, or 11.2%, versus the fourth quarter of 2015, compared to a 26.8% decline in market activity as measured by average U.S. rig count. CnF® sales volumes decreased 7.3% (revenues decreased 6.5%) on a sequential basis.
Energy Chemistry Technologies gross profit increased $2.7 million, or 16.6%, for the three months ended March 31, 2016, versus the same period of 2015. Gross margin increased to 42.0% for the three months ended March 31, 2016 from 34.5% in the same period of 2015. The gross margin increase over the period was primarily due to product mix resulting from relatively higher sales of CnF® chemistries.
Income from operations for the Energy Chemistry Technologies segment increased $1.2 million, or 17.5%, for the three months ended March 31, 2016, versus the same period of 2015. This increase is primarily attributable to the increase in gross profit resulting from increased CnF® sales.

Consumer and Industrial Chemistry Technologies (dollars in thousands)
	Three months ended March 31,
	2016	2015
Revenue	$19,133	$13,463
Gross profit	5,025	3,706
Gross margin %	26.3%	27.5%
Income from operations	3,389	2,381
Operating margin %	17.7%	17.7%

CICT Results of Operations: Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015
CICT revenue increased $5.7 million, or 42.1%, for the three months ended March 31, 2016, versus the same period of 2015. Sequentially, revenues increased $5.6 million, or 41.0%, versus the fourth quarter of 2015. Increases in both comparison periods were due to higher terpene prices and volume increases in both the Terpene and Flavor and Fragrance product lines.
CICT gross profit for the three months ended March 31, 2016, increased $1.3 million, or 35.6%, versus the same period of 2015, primarily driven by increased sales. Gross margin decreased to 26.3% for the three months ended March 31, 2016, from 27.5% in the same period of 2015, primarily due to higher raw material costs associated with the reduced supply of orange oil. Sequentially, margins increased to 26.3% from 25.5% from the fourth quarter of 2015.
Income from operations for the CICT segment increased $1.0 million, or 42.3%, for the three months ended March 31, 2016, versus the same period of 2015, primarily due to increased sales between the two periods. Operating margin remained flat at 17.7%. Sequentially, operating margins increased 330 basis points compared to the fourth quarter of 2015, driven by stronger sales and stable SG&A costs.

Drilling Technologies (dollars in thousands)
	Three months ended March 31,
	2016	2015
Revenue	$6,456	$18,694
Gross profit	1,025	5,991
Gross margin %	15.9%	32.0%
Loss from operations	(40,951)	(637)
Loss from operations - excluding impairment	(4,429)	(637)
Operating margin % - excluding impairment	(68.6)%	(3.4)%
Drilling Technologies Results of Operations: Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015
Drilling Technologies revenue decreased $12.2 million, or 65.5%, for the three months ended March 31, 2016, relative to the same period of 2015. Sequentially, revenue declined $3.8 million, or 37.1%, compared to the fourth quarter of 2015. The decline in both comparison periods was primarily due to decreased actuated and other tool rentals, decreased Teledrift® rental revenue, and decreased float and motor product sales. The revenue declines were primarily related to the decrease in drilling rig activity for the three months ended March 31, 2016, though the Company’s market participation rate in key domestic markets for actuated and other tool rentals and product sales has continued to increase from 13% in the first quarter of 2015 to 22% in the first quarter of 2016.
Drilling Technologies gross profit for the three months ended March 31, 2016, decreased $5.0 million, or 82.9%, versus the same period of 2015. Sequentially, gross profit declined $2.3 million, or 69.0%, from the fourth quarter of 2015. The decline in both comparison periods’ gross profit was primarily due to the lower sales volumes in 2016 and increased pricing pressure for product sales and rentals. Direct operating costs decreased by 25.7% for the three months ended March 31, 2016, versus the same period of 2015, due to decreased employee related costs, materials and supplies, and freight costs.
During the first quarter of 2016, as a result of the sequential decline in segment revenue and expectations for future drilling activity, the Company determined the carrying amount of certain long-lived assets exceeded their respective fair values and that some inventory was either not usable in future operations or the carrying value exceeded its market value. As a result, an impairment charge of $36.5 million was recorded to reflect the reduced value of inventory and long-lived assets in the Drilling Technologies segment.
Loss from operations for the three months ended March 31, 2016, increased by $40.3 million versus the same period of 2015, primarily resulting from the first quarter impairment charge. Loss from operations, excluding the impairment, for the three months ended March 31, 2016, increased by $3.8 million versus the same period of 2015, primarily due to reductions in revenue and pricing pressure that resulted in customer price concessions. These reductions were partially offset by decreased direct and indirect costs resulting primarily from a 50% year over year headcount reduction, field location closures, and other cost reduction measures.

Production Technologies (dollars in thousands)
	Three months ended March 31,
	2016	2015
Revenue	$2,021	$3,573
Gross profit	110	730
Gross margin %	5.4%	20.4%
Loss from operations	(5,430)	(539)
Loss from operations - excluding impairment	(1,517)	(539)
Operating margin % - excluding impairment	(75.1)%	(15.1)%
Production Technologies Results of Operations: Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015
Revenue for the Production Technologies segment for the three months ended March 31, 2016, decreased by $1.6 million, or 43.4%, versus the same period of 2015. Sequentially, revenues decreased $0.9 million, or 29.8%, from the fourth quarter of 2015. Decreases for both comparison periods were primarily due to decreased sales of rod pump equipment and older technology ESP and HPU sales. New product and service offerings are being introduced in 2016, including new technologies in HPUs and ESPs that will position the Company for differentiation in the oil basins currently pursued by Production Technologies.
Production Technologies gross profit decreased by $0.6 million, or 84.9%, for the three months ended March 31, 2016, versus the same period of 2015. Gross margin decreased to 5.4% for the three months ended March 31, 2016, from 20.4% for the same period in 2015. Sequentially, gross margins decreased 110 basis points compared to the fourth quarter of 2015. These decreases were due to declining sales volumes and product pricing pressure in the first three months of 2016.
As a result of the introduction of newer and proprietary technology, as well as lower demand for older technologies, the Company evaluated its Production Technologies inventory for impairment during the first quarter of 2016. This evaluation led to the recording of an impairment charge of $3.9 million for inventory in the first quarter 2016.
Loss from operations increased $4.9 million for the three months ended March 31, 2016, versus the same period in 2015. Loss from operations, excluding the impairment, increased by $1.0 million for the three months ended March 31, 2016, versus the same period in 2015.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2016, the Company was not involved in any unconsolidated SPEs.
The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.
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
There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2016, except as noted below.
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At March 31, 2016, four reporting units, Energy Chemistry Technologies, Consumer and Industrial Chemistry Technologies, Teledrift, and Production Technologies, have a goodwill balance.
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
The business of the Drilling Technologies segment is closely aligned with the drilling rig count and the average U.S. drilling rig count declined approximately 27% during the first quarter of 2016. Revenue for the Drilling Technologies segment declined approximately 37% compared to the fourth quarter of 2015. Additionally, the revenue for the first quarter of 2016 in the Production Technologies reporting unit declined approximately 30% when compared to the fourth quarter of 2015. The drop off in business resulting from declines in oil prices and the active drilling rig count was an event or circumstance that caused the Company to test its recorded goodwill in the Teledrift reporting unit within the Drilling Technologies segment and the Production Technologies reporting unit (deterioration in the operating environment and overall financial performance of the reporting unit) during the first quarter of 2016.
As of the first quarter of 2016, the Company concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies reporting unit or the Energy Chemistry Technologies reporting unit based on the assessment of qualitative factors. The Consumer and Industrial Chemistry Technologies reporting unit has seen increased revenues in 2016 compared to 2015 and has maintained gross margins. The Energy Chemistry Technologies reporting unit had an 11% decrease in revenue versus the 27% decline in market activity for the first quarter of 2016 compared to the fourth quarter of 2015 but continued to maintain gross margins.
However, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Production Technologies and Teledrift reporting units exceeded the carrying value of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the Production Technologies and the Teledrift reporting units exceeded the carrying value of their respective reporting units by approximately $34.9 million and $2.1 million respectively, or an excess of 153% and 5%, respectively, over the carrying value. Therefore, no further testing was required for these two reporting units.
Key assumptions and estimates were based on experience of the Company’s management, experience with past recessions within the oil and gas industry (specifically the 2008/2009 recession), and internal as well as published external perspectives of recovery timing. Key assumptions used in the discounted cash flow analysis included:

•
U.S. rig count bottoms during 2016 and begins to recover to average 500 rigs for the last 3 quarters of 2016. Average Rig count climbs to 700 in 2017 and grows by 50 rigs annually for 2018 through 2023, and then grows 7% annually through 2026;

•	International revenue grows 3% annually;

•
Domestic rental revenue per rig and total domestic revenue per rig dip to lows seen during the 2008/2009 downturn through 2017 and then slowly return to the lower end of the ranges seen between 2012 and 2014;

•	International indirect expenses remain 3.5% of total international revenue;

•	Domestic indirect expense percentages slowly return to historical levels;

•	Margins stay in the lower portion of historical ranges;

•	Working capital ratios remain consistent; and

•	Risk premium related to foreign country security and government stability.
Some of the factors that affected the change in results of the Step 1 impairment test from the fourth quarter of 2015 to the first quarter of 2016 included:

•
Impairment testing of long-lived assets excluding goodwill resulted in a reduction to the balance sheet of $14.3 million and a reduction in depreciation and amortization expense of approximately $0.3 million per quarter for the Teledrift reporting unit.

•	Impairment of inventory resulted in a reduction to the balance sheet of $1.3 million for the Teledrift reporting unit and $3.9 million for the Production Technologies reporting unit.

•	Cost reduction initiatives during the first quarter of 2016 reduced direct and indirect expenses for the Drilling Technologies segment.

•	Due to the surplus of rental tools and the low levels of drilling rig activity, capital expenditures for new rental tools will be minimal through 2019 in the Teledrift reporting unit.
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

Based on the Company’s first quarter 2016 testing of goodwill for impairment at each reporting unit, no impairments were recorded.
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
For property and equipment, events or circumstances indicating possible impairment may include a significant decrease in market value or a significant change in the business climate. An impairment loss is recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. The amount of the impairment loss is the excess of the asset’s (asset group’s) carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.
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
The domestic drilling industry has continued to deteriorate since the end of 2015 to levels not seen since April 1999. As the business of the Drilling Technologies segment is closely aligned with the drilling rig count and average U.S. drilling rig count declined 27% during the first quarter of 2016, the drop off in rig count led to a decline in revenue and gross profit of 37% and 69%, respectively, from the fourth quarter of 2015 for the Drilling Technologies segment. As a result of the continued decline in rig count and the significant decline in operations in the first quarter of 2016, the Company concluded these were events or circumstances that caused the Company to test its long-lived assets for impairment within the segment.
During the three months ended March 31, 2016, the Company completed testing for impairment of long-lived assets within the Drilling Technologies segment for four asset groups:

•	Downhole Tools - primarily used in the vertical drilling market;

•	International Drill Pipe - primarily used in foreign mining operations;

•	Teledrift Domestic - primarily associated with the Measurement While Drilling (“MWD”) market in the U.S.; and

•	Teledrift International - primarily associated with the MWD market in international markets.
Impairment indicators affected both asset groups that are tied directly to the domestic drilling market. While impairment indicators are not present for the International Drill Pipe or Teledrift International asset groups, the Company performed recoverability tests for all four asset groups.
The recoverability test indicated that the undiscounted estimated cash flows of the International Drill Pipe and Teledrift International asset groups exceeded the carrying value of their respective asset groups by approximately $2.6 million and $64.1 million, respectively, or an excess of 98% and 906%, respectively. However, the undiscounted estimated cash flows of the Downhole Tools and Teledrift Domestic asset groups did not exceed the carrying value of their respective asset groups, and therefore, the Company performed a discounted cash flow analysis on each asset group to determine the fair values.
Since the assets in the asset groups are not highly specialized, the Company assumed the current use of each asset would be a similar use as if the assets were sold. As such, the cash flow used in the recoverability test is the same cash flow used to create the discounted cash flow for fair value analysis. This testing indicated that the carrying value of the Downhole Tools and Teledrift Domestic asset groups exceeded the fair value by $9.6 million and $14.3 million, respectively, or an excess of 69% and 56%, respectively. As a result, a combined impairment loss for these two asset groups of $23.9 million was recognized during the three months ended March 31, 2016.
Additionally, the business of the Production Technologies segment incurred similar declines with revenue and gross profit, falling approximately 30% and 42%, respectively. Therefore, the Company completed testing for impairment of long-lived assets within the Production Technologies segment. The recoverability test indicated that the undiscounted estimated cash flows for the segment exceeded the carrying value of assets by $3.0 million, or an excess of 23%. As a result, no impairment of long-lived assets was recognized for the Production Technologies segment.
Key assumptions and estimates used in performing these recoverability tests were based on experience of the Company’s management, experience with past oil and gas industry downturns and recoveries, and internal, as well as published external, perspectives of recovery timing. Key assumptions used in the recoverability test included:

•	Rental tools are the primary cash generating assets for each group;

•	Remaining estimated useful life for each group was determined to be 7 years;

•	Carrying amount of the asset group is the net book value of the assets as of March 31, 2016;

•	Estimates of future cash flows for the group assumed the sale of the group at the end of the remaining useful life of the primary asset; and

•
Since the Downhole Tools asset group includes product sales in the cash flow analysis, a portion of the inventory was included in the carrying amount of the asset group. The remaining portion of the inventory is normally utilized to repair and fabricate rental tools and is included in cost of goods sold.

There are significant inherent uncertainties and judgments involved in estimating fair value. A further extension or deepening of the industry downturn could have a negative impact on the cash flow analysis.
The Company cannot predict the occurrence of events or circumstances that could adversely affect the fair value of the asset (asset group). Such events may include, but are not limited to, deterioration of the economic environment, increases in the Company’s weighted average cost of capital, material negative changes in relationships with significant customers, reductions in valuations of other public companies in the Company’s industry, or strategic decisions made in response to economic and competitive conditions. If actual results are not consistent with the Company’s current estimates and assumptions, additional impairment of long-lived assets could be required.

Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase company stock. During the first three months of 2016, the Company funded capital requirements primarily with operating cash flows and debt financing.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility of up to $75.0 million and a term loan secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of March 31, 2016, the Company had $37.6 million in outstanding borrowings under the revolving debt portion of the Credit Facility and $23.6 million outstanding under the term loan. Effective March 31, 2016, the Company entered into a Fifth Amendment to the Credit Facility under which the financial covenants to maintain a fixed charge coverage ratio and a ratio of funded debt to adjusted EBITDA were suspended until June 30, 2017. Significant terms of the Credit Facility are discussed in Note 11 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has adequate liquidity to fund its ongoing operations, capital expenditures, and required payments on the term loan. As of March 31, 2016, the Company had available borrowing capacity under its revolving line of credit of $17.4 million and available cash of $2.5 million resulting in total liquidity of $19.9 million. For the remainder of 2016, the Company plans to spend between $10 million and $15 million for committed and planned capital expenditures, inclusive of between $5 million and $6 million for completion of its Global Research & Innovation headquarters. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise.

Any excess cash generated may be used to pay down the level of debt, repurchase Company stock, or be retained for future use.
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	March 31, 2016	March 31, 2015
Cash and cash equivalents	$2,480	$2,499
Current portion of long-term debt	(44,765)	(24,417)
Long-term debt, less current portion	(16,470)	(23,613)
Net debt	$(58,755)	$(45,531)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(6,552)	$6,228
Net cash used in investing activities	(3,752)	(5,640)
Net cash provided by financing activities	10,516	655
Effect of changes in exchange rates on cash and cash equivalents	60	(10)
Net increase in cash and cash equivalents	$272	$1,233

Operating Activities
Net cash used in operating activities was $6.6 million during the three months ended March 31, 2016, while net cash provided by operating activities was $6.2 million during the three months ended March 31, 2015. Consolidated net loss for the three months ended March 31, 2016, totaled $30.2 million, compared to consolidated net loss of $1.5 million for the three months ended March 31, 2015.
During the three months ended March 31, 2016, net non-cash contributions to net income totaled $40.2 million. Contributory non-cash items consisted primarily of $40.4 million for the impairment of inventory and long-lived assets, $4.4 million for depreciation and amortization, and $2.4 million for stock-based compensation expense, partially offset by $6.9 million for changes to deferred income taxes.
During the three months ended March 31, 2015, net non-cash contributions to net income totaled $4.4 million. Contributory non-cash items consisted primarily of $4.7 million for depreciation and amortization and $3.5 million for stock compensation expense, partially offset by $2.4 million for changes to deferred income taxes and $1.2 million for net gain on sale of assets.
During the three months ended March 31, 2016, changes in working capital used $16.5 million in cash, primarily resulting from increasing inventory and income taxes receivable by $22.3 million and decreasing accrued liabilities and income taxes payable by $3.9 million, partially offset by decreasing accounts receivable and other current assets by $3.3 million and increasing accounts and interest payables by $6.3 million.
During the three months ended March 31, 2015, changes in working capital provided $3.3 million in cash, primarily resulting from decreasing accounts receivable and other current assets by $23.1 million and increasing income taxes payable by $0.6 million, partially offset by increasing inventory by $12.1 million and decreasing accounts payable and accrued liabilities by $8.4 million.
Investing Activities
Net cash used in investing activities was $3.8 million for the three months ended March 31, 2016. Cash used in investing activities primarily included $4.2 million for capital expenditures, partially offset by $0.6 million of proceeds received from the sale of fixed assets.
Net cash used in investing activities was $5.6 million for the three months ended March 31, 2015. Cash used in investing activities primarily included $5.6 million for capital expenditures and $1.4 million associated with the purchase of 100% of the assets of IAL and various patents, partially offset by $1.3 million of proceeds received from the sale of fixed assets.
Financing Activities
Net cash generated through financing activities was $10.5 million for the three months ended March 31, 2016, primarily due to receiving $10.7 million for borrowings of debt, net of repayments.
Net cash generated through financing activities was $0.7 million for the three months ended March 31, 2015. Cash generated through financing activities was primarily due to receiving $4.0 million for borrowings of debt, net of repayments, and proceeds from the sale of common stock of $0.3 million. Cash generated through financing activities was partially offset by $2.7 million for the repurchase of common stock and $1.1 million for purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards.
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

Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at March 31, 2016, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$23,613	$7,143	$16,470	$—	$—
Interest expense on term loan (1)	2,058	1,187	871	—	—
Borrowings under revolving credit facility (2)	37,622	37,622	—	—	—
Operating lease obligations	26,397	3,107	5,151	4,177	13,962
Total	$89,690	$49,059	$22,492	$4,177	$13,962
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from March 31, 2016 rates. The weighted-average interest rate is 3.74% at March 31, 2016.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 3.36% at March 31, 2016.
Item  3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates, commodity prices, and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A of the Company’s Annual Report.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1. Legal Proceedings
Class Action Litigation
In November 2015, four putative securities class action lawsuits were filed in the United States District Court for the Southern District of Texas against the Company and certain of its officers. The lawsuits have been consolidated into a single case, and an amended complaint has been filed. The amended complaint asserts that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive.
In January 2016, three derivative lawsuits were filed, two in the District Court of Harris County, Texas (which have since been consolidated into one case) and one in the United States District Court for the Southern District of Texas, on behalf of the Company against certain of its officers and its current directors. The lawsuits allege violations of law, breaches of fiduciary duty, and unjust enrichment against the defendants.
The Company believes the class action lawsuit and the derivative lawsuits are without merit, and it intends to vigorously defend against all claims asserted. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.
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
Repurchases of the Company’s equity securities during the three months ended March 31, 2016, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2) (3)
January 1, 2016 to January 31, 2016	7,019	$7.82	—	$54,907,862
February 1, 2016 to February 29, 2016	10,971	$6.71	—	$54,907,862
March 1, 2016 to March 31, 2016	3,502	$7.09	—	$54,907,862
Total	21,492	$7.13	—

(1)
The Company purchased shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2016, the Company has repurchased $20.1 million of its common stock and $4.9 million may yet be used to purchase shares.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2016, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.

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

4.7		Amendment to Amended and Restated Warrant to Purchase Common Stock, dated as of February 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 11, 2014).
10.1		Employment Agreement, dated effective January 1, 2016 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2016).
10.2		Employment Agreement, dated effective January 1, 2016 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2016).
10.3
Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2016).

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
Date: May 3, 2016

FLOTEK INDUSTRIES, INC.

By:	/s/ ROBERT M. SCHMITZ
Robert M. Schmitz
Executive Vice President and Chief Financial Officer
Date: May 3, 2016