Form 10-Q
period 2016-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2016-07-26
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2016, there were 53,909,948 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,840	$2,208
Accounts receivable, net of allowance for doubtful accounts of $828 and $1,189 at June 30, 2016 and December 31, 2015, respectively	45,528	49,197
Inventories	78,253	85,492
Income taxes receivable	15,874	4,700
Deferred tax assets, net	3,502	2,649
Other current assets	6,602	7,496
Total current assets	153,599	151,742
Property and equipment, net	80,759	91,913
Goodwill	72,820	72,820
Deferred tax assets, net	—	17,229
Other intangible assets, net	58,166	69,386
TOTAL ASSETS	$365,344	$403,090
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,795	$19,444
Accrued liabilities	9,278	12,894
Income taxes payable	—	2,263
Interest payable	185	111
Current portion of long-term debt	50,228	32,291
Total current liabilities	83,486	67,003
Long-term debt, less current portion	14,684	18,255
Deferred tax liabilities, net	526	23,823
Total liabilities	98,696	109,081
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 56,839,682 shares issued and 53,906,902 shares outstanding at June 30, 2016; 56,220,214 shares issued and 53,536,101 shares outstanding at December 31, 2015	6	6
Additional paid-in capital	278,840	273,451
Accumulated other comprehensive income (loss)	(913)	(1,237)
Retained earnings	6,835	39,300
Treasury stock, at cost; 1,881,390 and 1,784,897 shares at June 30, 2016 and December 31, 2015, respectively	(18,478)	(17,869)
Flotek Industries, Inc. stockholders’ equity	266,290	293,651
Noncontrolling interests	358	358
Total equity	266,648	294,009
TOTAL LIABILITIES AND EQUITY	$365,344	$403,090

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$72,319	$87,030	$144,608	$169,404
Cost of revenue	48,398	57,778	95,759	113,625
Gross profit	23,921	29,252	48,849	55,779
Expenses:
Selling, general and administrative	21,982	23,021	47,435	46,588
Depreciation and amortization	2,391	2,797	5,189	5,473
Research and development	2,271	1,670	4,527	3,242
Impairment of inventory and long-lived assets	—	20,372	40,435	20,372
Total expenses	26,644	47,860	97,586	75,675
Loss from operations	(2,723)	(18,608)	(48,737)	(19,896)
Other expense:
Interest expense	(701)	(420)	(1,200)	(828)
Other expense, net	(48)	(2)	(158)	(227)
Total other expense	(749)	(422)	(1,358)	(1,055)
Loss before income taxes	(3,472)	(19,030)	(50,095)	(20,951)
Income tax benefit	1,192	6,483	17,630	6,889
Net loss	$(2,280)	$(12,547)	$(32,465)	$(14,062)

Loss per common share:
Basic loss per common share	$(0.04)	$(0.23)	$(0.59)	$(0.26)
Diluted loss per common share	$(0.04)	$(0.23)	$(0.59)	$(0.26)
Weighted average common shares:
Weighted average common shares used in computing basic loss per common share	54,910	54,264	54,827	54,356
Weighted average common shares used in computing diluted loss per common share	54,910	54,264	54,827	54,356

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(2,280)	$(12,547)	$(32,465)	$(14,062)
Other comprehensive income (loss):
Foreign currency translation adjustment	7	76	324	(164)
Comprehensive income (loss)	$(2,273)	$(12,471)	$(32,141)	$(14,226)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(32,465)	$(14,062)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of inventory and long-lived assets	40,435	20,372
Depreciation and amortization	7,519	9,181
Amortization of deferred financing costs	205	173
Gain on sale of assets	(714)	(2,023)
Stock compensation expense	5,763	6,910
Deferred income tax benefit	(8,076)	(9,315)
Reduction in (excess) tax benefit related to share-based awards	954	(2,149)
Changes in current assets and liabilities:
Accounts receivable, net	3,915	22,124
Inventories	(9,139)	(16,496)
Income taxes receivable	(11,535)	(1,722)
Other current assets	(543)	1,939
Accounts payable	4,165	(6,033)
Accrued liabilities	(2,153)	159
Income taxes payable	(1,759)	2,232
Interest payable	74	13
Net cash (used in) provided by operating activities	(3,354)	11,303
Cash flows from investing activities:
Capital expenditures	(8,956)	(8,963)
Proceeds from sale of assets	858	2,188
Payments for acquisition, net of cash acquired	—	(1,250)
Purchase of patents and other intangible assets	(205)	(292)
Net cash used in investing activities	(8,303)	(8,317)
Cash flows from financing activities:
Repayments of indebtedness	(3,571)	(6,571)
Borrowings on revolving credit facility	171,397	204,150
Repayments on revolving credit facility	(153,460)	(189,461)
Debt issuance costs	(147)	(10)
(Reduction in) excess tax benefit related to share-based awards	(954)	2,149
Purchase of treasury stock related to share-based awards	(609)	(5,339)
Proceeds from sale of common stock	446	543
Repurchase of common stock	—	(7,260)
Proceeds from exercise of stock options	134	22
Proceeds from noncontrolling interest	—	7
Net cash provided by (used in) financing activities	13,236	(1,770)
Effect of changes in exchange rates on cash and cash equivalents	53	(7)
Net increase in cash and cash equivalents	1,632	1,209
Cash and cash equivalents at the beginning of period	2,208	1,266
Cash and cash equivalents at the end of period	$3,840	$2,475

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2015	56,220	$6	1,785	$(17,869)	$273,451	$(1,237)	$39,300	$358	$294,009
Net loss	—	—	—	—	—	—	(32,465)	—	(32,465)
Foreign currency translation adjustment	—	—	—	—	—	324	—	—	324
Stock issued under employee stock purchase plan	—	—	(55)	—	446	—	—	—	446
Stock options exercised	86	—	—	—	134	—	—	—	134
Restricted stock granted	534	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	83	—	—	—	—	—	—
Treasury stock purchased	—	—	68	(609)	—	—	—	—	(609)
Stock compensation expense	—	—	—	—	5,763	—	—	—	5,763
Reduction in tax benefit related to share-based awards	—	—	—	—	(954)	—	—	—	(954)
Balance, June 30, 2016	56,840	$6	1,881	$(18,478)	$278,840	$(913)	$6,835	$358	$266,648

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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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
New Accounting Requirements and Disclosures
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, which improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, which rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, effective upon adoption of ASU 2014-09, and ASU No. 2016-12, which reduces the potential for diversity in practice at initial application and reduces the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is currently evaluating the impact these pronouncements will have on the consolidated financial statements and related disclosures.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This standard eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and should be applied using a modified retrospective transition approach, with early application permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
Note 3 — Impairment of Inventory and Long-Lived Assets
During the three months ended March 31, 2016, as a result of changes in the oil and gas industry that occurred since the beginning of 2016 and the corresponding impact on the Company’s business outlook, the Company evaluated the direction of its business activities. Crude oil prices, which appeared to have stabilized during the fourth quarter of 2015, fell further during the first quarter of 2016, decreasing approximately 21% from average prices seen in the fourth quarter of 2015. The U.S. drilling rig count declined from 698 at December 31, 2015 to 450 at April 1, 2016, a decline of 35.5%.
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
Changes in the business climate noted above and increasing operating losses experienced within the Drilling Technologies and Production Technologies segments during the three months ended March 31, 2016, caused the Company to test asset groups within these two segments for recoverability. Recoverability of the carrying value of the asset groups was based upon estimated future cash flows while taking into consideration various assumptions and estimates, including future use of the assets, remaining useful life of the assets, and eventual disposition of the assets. Undiscounted estimated cash flows of two asset groups associated with domestic operations in the Drilling Technologies segment did not exceed the carrying value of the respective asset groups. Therefore, the Company performed an analysis of discounted future cash flows to determine the fair value of each of these two asset groups. As a result of this testing, the Company recorded a pre-tax impairment of long-lived assets as noted below.
In addition, during the three months ended June 30, 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that have the best opportunity for profitable growth in the future. In addition, the Company shifted the focus of the Production Technologies segment to oil production markets and away from coal bed methane markets. As a result of these changes in focus and projected declines in asset utilization, the Company recorded pre-tax impairment charges as noted below.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded impairment charges during the three months ended March 31, 2016 and June 30, 2015, as follows (in thousands):

	Three months ended
	March 31, 2016	June 30, 2015
Drilling Technologies:
Inventories	$12,653	$17,241
Long-lived assets:
Property and equipment	14,642	2,327
Intangible assets other than goodwill	9,227	—
Production Technologies:
Inventories	3,913	804
Total Impairment	$40,435	$20,372
Based on the changes in the business climate discussed above and increasing operating losses experienced during the three months ended March 31, 2016 and June 30, 2016, goodwill within the Teledrift and Production Technologies reporting units was tested for impairment. However, no impairments of goodwill were recorded based upon this testing.
Note 4 — Acquisition
On January 27, 2015, the Company acquired 100% of the assets of International Artificial Lift, LLC (“IAL”) for $1.3 million in cash consideration and 60,024 shares of the Company’s common stock. IAL specializes in the design, manufacturing and service of next-generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells.
Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2016	2015
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$—	$1,014
Exercise of stock options by common stock surrender	—	1,126
Supplemental cash payment information:
Interest paid	$921	$641
Income taxes paid, net of refunds	3,429	2,549
Note 6 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals, or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Products	$67,155	$74,522	$133,030	$140,682
Rentals	3,146	8,747	7,198	20,571
Services	2,018	3,761	4,380	8,151
	$72,319	$87,030	$144,608	$169,404
Cost of revenue:
Products	$44,919	$50,189	$87,391	$95,850
Rentals	1,026	3,687	2,326	9,943
Services	1,615	2,089	3,712	4,124
Depreciation	838	1,813	2,330	3,708
	$48,398	$57,778	$95,759	$113,625

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Inventories
Inventories are as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$37,998	$44,997
Work-in-process	3,482	3,069
Finished goods	36,773	37,426
Inventories	$78,253	$85,492
During the three months ended March 31, 2016 and June 30, 2015, the Company recorded an inventory impairment of $16.6 million and $18.0 million, respectively (see Note 3).
Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$6,896	$7,145
Buildings and leasehold improvements	34,290	34,351
Machinery, equipment and rental tools	62,775	85,611
Equipment in progress	15,963	12,304
Furniture and fixtures	2,635	2,749
Transportation equipment	6,740	7,462
Computer equipment and software	12,016	11,382
Property and equipment	141,315	161,004
Less accumulated depreciation	(60,556)	(69,091)
Property and equipment, net	$80,759	$91,913
During the three months ended March 31, 2016 and June 30, 2015, the Company recorded a fixed asset impairment of $14.6 million and $2.3 million, respectively (see Note 3).
Depreciation expense, including expense recorded in cost of revenue, totaled $2.3 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively, and $5.4 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively.
Note 9 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Teledrift	Production Technologies	Total
Balance at December 31, 2015	$36,318	$19,480	$15,333	$1,689	$72,820
Goodwill impairment recognized	—	—	—	—	—
Balance at June 30, 2016	$36,318	$19,480	$15,333	$1,689	$72,820
Goodwill within the Teledrift and Production Technologies reporting units was tested for impairment during the three months ended March 31, 2016 and June 30, 2016. No impairments of goodwill were recognized during the three and six months ended June 30, 2016 and 2015 (see Note 3).

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$19,229	$5,398	$20,960	$5,809
Customer lists	41,877	11,626	52,607	14,640
Trademarks and brand names	3,947	2,242	7,191	3,360
Total finite-lived intangible assets acquired	65,053	19,266	80,758	23,809
Deferred financing costs	1,812	1,063	1,665	858
Total amortizable intangible assets	66,865	$20,329	82,423	$24,667
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$78,495		$94,053

Carrying value:
Other intangible assets, net	$58,166		$69,386
Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.9 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.1 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively.
During the three months ended March 31, 2016, the Company recorded an impairment of finite-lived intangible assets of $9.2 million (see Note 3).
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.
Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	June 30, 2016	December 31, 2015
Long-term debt:
Borrowings under revolving credit facility	$43,085	$25,148
Term loan	21,827	25,398
Total long-term debt	64,912	50,546
Less current portion of long-term debt	(50,228)	(32,291)
Long-term debt, less current portion	$14,684	$18,255
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
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Credit Facility restricts the payment of cash dividends on common stock and limits the amount that may be used to repurchase common stock and preferred stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective March 31, 2016, the Company entered into a Fifth Amendment to the Credit Facility under which the financial covenants to maintain a fixed charge coverage ratio and a ratio of funded debt to adjusted EBITDA were suspended until June 30, 2017. These financial covenants will be reinstated to require compliance with these ratios for the twelve-month period ending June 30, 2017, and continuing as of the last day of each fiscal quarter. The Fifth Amendment established a requirement to maintain certain minimum adjusted EBITDA levels for the periods ending September 30, 2016, December 31, 2016, and March 31, 2017. In addition, the Company is required to maintain under its revolving credit facility, a minimum monthly average undrawn availability of $10 million, including a requirement to continuously maintain $5 million of undrawn availability until June 30, 2017. The Fifth Amendment contains an annual limit on capital expenditures for 2016 of approximately $25 million. The annual capital expenditure limit returns to approximately $32 million beginning in the fiscal year 2017.
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
At June 30, 2016, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $61.0 million under the revolving credit facility before $5 million of availability that must remain undrawn through June 30, 2017. Available borrowing capacity, net of outstanding borrowings and the $5 million of availability that must remain undrawn, was $12.9 million at June 30, 2016.
The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 3.50% at June 30, 2016. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At June 30, 2016, $43.1 million was outstanding under the revolving credit facility, with $0.1 million borrowed as base rate loans at an interest rate of 5.00% and $43.0 million borrowed as LIBOR loans at an interest rate of 2.96%.
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
The interest rate on the term loan varies based on the level of borrowing under the Credit Facility. Rates range (a) between PNC Bank’s base lending rate plus 2.25% to 2.75% or (b) between LIBOR plus 3.25% to 3.75%. At June 30, 2016, $21.8 million was outstanding under the term loan, with $0.8 million borrowed as base rate loans at an interest rate of 5.75% and $21.0 million borrowed as LIBOR loans at an interest rate of 3.71%.
Note 12 — Loss Per Share
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2016 and 2015, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

calculations were 0.7 million stock options and 0.8 million restricted stock units for the three and six months ended June 30, 2016 and 0.8 million stock options and 0.4 million restricted stock units for the three and six months ended June 30, 2015.
Basic and diluted loss per common share are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss - Basic and Diluted	$(2,280)	$(12,547)	$(32,465)	$(14,062)

Weighted average common shares outstanding - Basic	54,910	54,264	54,827	54,356
Assumed conversions:
Incremental common shares from stock options	—	—	—	—
Incremental common shares from restricted stock units	—	—	—	—
Weighted average common shares outstanding - Diluted	54,910	54,264	54,827	54,356

Basic loss per common share	$(0.04)	$(0.23)	$(0.59)	$(0.26)
Diluted loss per common share	$(0.04)	$(0.23)	$(0.59)	$(0.26)
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at June 30, 2016, or December 31, 2015.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$21,827	$21,827	$25,398	$25,398
Borrowings under revolving credit facility	43,085	43,085	25,148	25,148

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended March 31, 2016, the Company recorded an impairment of $14.6 million for property and equipment and $9.2 million for other intangible assets (see Note 3). During the three months ended June 30, 2015, the Company recorded an impairment of $2.3 million for property and equipment (see Note 3). Loss on impairment is reported in operating expenses. No impairments of property and equipment or other intangible assets were recognized during the three months ended June 30, 2016, and no impairments of other

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

intangible assets were recognized during the three and six months ended June 30, 2015. No impairments of goodwill were recognized during the three and six months ended June 30, 2016 and 2015.
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
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(1.0)	0.5	(1.1)	(0.1)
Non-U.S. income taxed at different rates	(5.5)	(2.9)	(0.1)	(0.4)
Non-deductible expenses	6.9	2.9	0.6	2.1
Domestic production activities deduction	—	(0.6)	—	(0.4)
Other	0.3	1.0	0.4	0.9
Effective income tax rate	(34.3)%	(34.1)%	(35.2)%	(32.9)%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and benefits of non-U.S. income taxed at lower rates. Changes in the effective tax rate during the three and six months ended June 30, 2016, included the Company not qualifying for the domestic production activities deduction.
Deferred taxes are presented in the balance sheets as follows (in thousands):

	June 30, 2016	December 31, 2015
Current deferred tax assets	$3,502	$2,649
Non-current deferred tax assets	—	17,229
Non-current deferred tax liabilities	(526)	(23,823)
Net deferred tax assets (liabilities)	$2,976	$(3,945)
Note 15 — Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the three and six months ended June 30, 2016, the Company did not repurchase any shares of its outstanding common stock. During the three months ended June 30, 2015, the Company repurchased 367,129 shares of its outstanding common stock on the open market at a cost of $4.6 million, inclusive of transaction costs, or an average price of $12.55 per share. During the six months ended June 30, 2015, the Company repurchased a total of 547,319 shares of its outstanding common stock on the open market at a cost of $7.3 million, inclusive of transaction costs, or an average price of $13.26 per share.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through June 30, 2016, the Company has not repurchased any of its common stock under this authorization.
As of June 30, 2016, the Company has $54.9 million remaining under its share repurchase programs. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of June 30, 2016, this covenant limits additional share repurchases to $4.9 million.

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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2016
Net revenue from external customers	$43,385	$20,694	$6,372	$1,868	$—	$72,319
Gross profit	17,660	4,058	2,217	(14)	—	23,921
Income (loss) from operations	7,584	2,686	(1,618)	(1,261)	(10,114)	(2,723)
Depreciation and amortization	1,237	608	607	221	557	3,230
Total assets	151,117	108,935	67,815	23,612	13,865	365,344
Capital expenditures	3,685	204	245	50	559	4,743

2015
Net revenue from external customers	$56,472	$15,477	$12,334	$2,747	$—	$87,030
Gross profit	20,426	4,126	4,103	597	—	29,252
Income (loss) from operations	11,892	2,683	(21,300)	(1,596)	(10,287)	(18,608)
Depreciation and amortization	1,174	549	2,218	198	471	4,610
Total assets	149,767	98,251	114,481	25,544	15,350	403,393
Capital expenditures	2,075	6	620	138	527	3,366

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the six months ended June 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2016
Net revenue from external customers	$88,064	$39,827	$12,828	$3,889	$—	$144,608
Gross profit	36,429	9,082	3,242	96	—	48,849
Income (loss) from operations	15,597	6,075	(42,569)	(6,691)	(21,149)	(48,737)
Depreciation and amortization	2,480	1,118	2,428	440	1,053	7,519
Total assets	151,117	108,935	67,815	23,612	13,865	365,344
Capital expenditures	6,699	346	483	235	1,193	8,956

2015
Net revenue from external customers	$103,115	$28,940	$31,028	$6,321	$—	$169,404
Gross profit	36,526	7,833	10,094	1,326	—	55,779
Income (loss) from operations	18,713	5,064	(21,937)	(2,135)	(19,601)	(19,896)
Depreciation and amortization	2,378	1,102	4,537	323	841	9,181
Total assets	149,767	98,251	114,481	25,544	15,350	403,393
Capital expenditures	4,443	28	2,744	776	972	8,963
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
U.S.	$54,014	$73,250	$111,808	$137,446
Other countries	18,305	13,780	32,800	31,958
Total	$72,319	$87,030	$144,608	$169,404
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Customer A	15.5%	19.5%	18.3%	15.8%
Customer B	11.8%	12.1%	11.3%	11.2%
Over 95% of the revenue from these customers was for sales in the Energy Chemistry Technologies segment.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
This Quarterly Report on Form 10-Q (“Quarterly Report”), and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are not historical facts, but instead represent Flotek Industries, Inc.’s (“Flotek” or “Company”) current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to the Company’s business plan, objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report.
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
Drilling activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies,

•	Chemistries that are economically viable, socially responsible, and ecologically sound, and

•	Production technologies that improve production and production efficiencies in maturing wells.
Market prices for citrus oils can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crop,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
Average North American Active Drilling Rigs
U.S.	422	907	(53.5)%	483	1,155	(58.2)%
Canada	48	98	(51.0)%	108	206	(47.6)%
Total	470	1,005	(53.2)%	591	1,361	(56.6)%
Average U.S. Active Drilling Rigs by Type
Vertical	51	114	(55.3)%	57	166	(65.7)%
Horizontal	326	701	(53.5)%	377	878	(57.1)%
Directional	45	92	(51.1)%	49	111	(55.9)%
Total	422	907	(53.5)%	483	1,155	(58.2)%
Average North American Drilling Rigs by Product
Oil	350	718	(51.3)%	433	988	(56.2)%
Natural Gas	120	287	(58.2)%	158	373	(57.6)%
Total	470	1,005	(53.2)%	591	1,361	(56.6)%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

During the three and six months ended June 30, 2016, total average North American active drilling rig count decreased 53.2% and 56.6%, respectively, when compared to the same periods of 2015. Average North American oil drilling rig activity decreased by 51.3% and 56.2% for the three and six months ended June 30, 2016, respectively, when compared to the same periods of 2015. Average North American natural gas drilling rig count decreased by 58.2% and 57.6% for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015. Sequentially, total average North American active drilling rig count decreased by 35.1% when compared to the first quarter of 2016.
Average U.S. rig activity decreased by 53.5% and 58.2% for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015, and sequentially, decreased by 23.4% when compared to the first quarter of 2016.
Average Canadian rig count decreased by 51.0% and 47.6% for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015, while failing for the second consecutive year to reach the 600 - 700 rig range normally achieved from mid-January through early March before the spring thaw resulted in significantly reduced drilling activity. Canadian rig activity is still lagging normal activity levels by more than 100 rigs.

Company Outlook
In line with the continuing decline in North American drilling rig activity, many of Flotek’s clients have significantly reduced their exploration and drilling activity. The reduction in activity has created a more challenging environment in which to market the Company’s broad range of energy technologies, from chemistry to drilling and production technologies. Further decreases in exploration and drilling activity and in North American rig counts could cause further reductions in revenue and income from operations. Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its oil and gas based products and services including its Complex nano-Fluid® (“CnF®”) chemistries, Teledrift® product line, Stemulator® product line, and the growing line of production technologies, and the Company expects to see increased market acceptance of these product lines.
Although oilfield activity, as measured by active rig count, has increased recently, based on current market dynamics, the Company expects North American oilfield activity to remain depressed throughout the remainder of 2016 and potentially beyond.
During the second quarter of 2016, the Company continued to successfully promote the efficacy of its CnF® chemistries resulting in a 16% increase in CnF® sales volumes compared to the second quarter of 2015, despite a 53% year over year decline in North American general oilfield activity. Second quarter 2016 CnF® volumes declined only 13% compared to the first quarter of 2016, despite a 35% sequential quarter decline in North American general oilfield activity as measured by active rig count. The Company expects to continue this strong performance relative to market activity by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and the continuation of its direct-to-operator sales program known as the Flotek Store™. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain.
The Company’s success in promoting CnF® chemistries is supported through its industry leading research and innovation staff who provide customer responsive product innovation, as well as development of new products which are expected to expand the Company’s future product lines. During the third quarter of 2016, the Company expects to complete its new Global Research & Innovation Center in Houston. This state-of-the-art facility will allow for the development of next-generation innovative energy chemistries, as well as expand collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities will become an important and distinguishing capability within the industry and should generate value in 2016 and beyond.
As a result of the significant and continued reduction in drilling activity and the Company’s expectations for the future market for the Company’s drilling tools, during the first quarter of 2016, the Company refocused the Drilling Technologies segment by closing locations, reducing staff, and eliminating product lines. At current activity levels, the Company expects continued, intense competition for jobs and significant pressure on margins until market conditions stabilize and begin to improve. Throughout 2015 and continuing in to 2016, some of the Company’s smaller competitors left the market, and the Company believes, based on its improved cost structure and market position, it is well positioned to benefit from improved pricing and market growth opportunities when the market begins to recover.
During 2015, the Company strategically repositioned the focus of the Production Technologies segment towards oil production markets and away from the less opportunistic coal bed methane (“CBM”) markets. As part of this strategic repositioning, in January 2015, the Company acquired 100% of the assets from International Artificial Lift, LLC (“IAL”), a company that specializes in the design, manufacturing, and service of next-generation HPUs that serve to increase and maximize production for oil and natural gas wells. Additionally, the Company is developing a new line of ESPs. The Company is currently commercializing its new HPU and ESP product lines.
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

Capital expenditures, exclusive of acquisitions, totaled $9.0 million for each of the six months ended June 30, 2016 and 2015. The Company now expects capital spending to be between $14 million and $16 million in 2016, inclusive of approximately $7 million for completion of its Global Research & Innovation Center. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
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
Consolidated Results of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$72,319	$87,030	$144,608	$169,404
Cost of revenue	48,398	57,778	95,759	113,625
Gross profit	23,921	29,252	48,849	55,779
Gross margin %	33.1%	33.6%	33.8%	32.9%
Selling, general and administrative costs	21,982	23,021	47,435	46,588
Selling, general and administrative costs %	30.4%	26.5%	32.8%	27.5%
Depreciation and amortization	2,391	2,797	5,189	5,473
Research and innovation costs	2,271	1,670	4,527	3,242
Impairment of inventory and long-lived assets	—	20,372	40,435	20,372
Loss from operations	(2,723)	(18,608)	(48,737)	(19,896)
Operating margin %	(3.8)%	(21.4)%	(33.7)%	(11.7)%
Interest and other expense, net	(749)	(422)	(1,358)	(1,055)
Loss before income taxes	(3,472)	(19,030)	(50,095)	(20,951)
Income tax benefit	1,192	6,483	17,630	6,889
Net loss	$(2,280)	$(12,547)	$(32,465)	$(14,062)
Net loss %	(3.2)%	(14.4)%	(22.5)%	(8.3)%
Consolidated Results of Operations: Three and Six Months Ended June 30, 2016, Compared to the Three and Six Months Ended June 30, 2015
Consolidated revenue for the three and six months ended June 30, 2016, decreased $14.7 million, or 16.9%, and $24.8 million, or 14.6%, respectively, versus the same periods of 2015. The decrease in revenue for both periods was driven by the continued decline in drilling activity throughout 2015 and 2016, as indicated by the 53.2% and 56.6% reduction in average North American rig count for the three and six months ended June 30, 2016, versus the same periods of 2015. This resulted in significant reductions in customer demand and price concessions in our Drilling Technologies segment. Our Energy Chemistry Technologies segment experienced a less significant decline in revenues due to increased CnF® sales volumes and revenues. Additionally, our Consumer and Industrial Chemistry Technologies segment saw a significant increase in revenues due to higher sales prices and volume increases.
Consolidated gross profit for the three and six months ended June 30, 2016, decreased $5.3 million, or 18.2%, and $6.9 million, or 12.4%, respectively, compared to the same periods of 2015. Gross margin decreased to 33.1% for the three months ended June 30, 2016, from 33.6% in the same period of 2015, primarily due to increased raw material costs and liquidation of lower margin materials in our Consumer and Industrial Chemistry Technologies segment and declining sales volumes and product pricing pressure in our Production Technologies segment. Gross margin increased to 33.8% for the six months ended June 30, 2016, from 32.9% in the same period of 2015, primarily attributable to the increase in CnF® sales volumes which have a higher margin than other products, partially offset by lower sales and pricing pressures in both Drilling Technologies and Production Technologies.

Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs decreased $1.0 million, or 4.5%, and increased $0.8 million, or 1.8%, for the three and six months ended June 30, 2016, respectively, versus the same period of 2015. The decrease during the second quarter was primarily due to lower incentive compensation, while the increase during the six months ended June 30, 2016 was primarily due to higher legal and professional fees. The Company regularly evaluates its SG&A cost structure as market conditions warrant.
Depreciation and amortization expense decreased $0.4 million, or 14.5%, and $0.3 million, or 5.2%, for the three and six months ended June 30, 2016, versus the same periods of 2015, primarily due to the long-lived asset impairment in the first quarter of 2016.
Research and Innovation (“R&I”) expense increased $0.6 million, or 36.0%, and $1.3 million, or 39.6%, for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015. The increase in R&I is primarily attributable to new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth and refining of our existing product lines, and the development of new products which are expected to expand the Company’s future product lines.
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
Interest and other expense increased $0.3 million, or 77.5%, and $0.3 million, or 28.7%, for the three and six months ended June 30, 2016, versus the same periods of 2015, primarily due to the interest rate increase on the term loan and revolving credit facility effective March 31, 2016.
The Company recorded income tax benefits of $1.2 million and $17.6 million, yielding effective tax benefit rates of 34.3% and 35.2% for the three and six months ended June 30, 2016, respectively, compared to income tax benefits of $6.5 million and $6.9 million yielding effective tax benefit rates of 34.1% and 32.9% for the comparable periods in 2015.
Results by Segment

Energy Chemistry Technologies
(dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$43,385	$56,472	$88,064	$103,115
Gross profit	17,660	20,426	36,429	36,526
Gross margin %	40.7%	36.2%	41.4%	35.4%
Income from operations	7,584	11,892	15,597	18,713
Operating margin %	17.5%	21.1%	17.7%	18.1%
Energy Chemistry Technologies Results of Operations: Three and Six Months Ended June 30, 2016, Compared to the Three and Six Months Ended June 30, 2015
Energy Chemistry Technologies revenue for the three and six months ended June 30, 2016, decreased $13.1 million, or 23.2%, and $15.1 million, or 14.6%, respectively, versus the same periods of 2015, compared to a 53.2% and 56.6% decline in market activity as measured by average North American rig count. Flotek’s Energy Chemistry Technologies segment outperformed these market indicators by continuing to aggressively promote the benefits of CnF® chemistries. CnF® sales volumes increased 16.2% (revenues increased 7.9%), compared to the three months ended June 30, 2015. The increased sales of CnF® chemistries during the second quarter of 2016 was achieved by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and its direct-to-operator sales program known as the Flotek Store™. Non-CnF revenues declined approximately 54.4%, compared to the three months ended June 30, 2015, due to reduced customer demand as a result of oilfield market conditions.

Sequentially, revenues decreased $1.3 million, or 2.9%, versus the first quarter of 2016, compared to a 35.1% decline in market activity as measured by average North American rig count. CnF® sales volumes decreased 12.5% (revenues decreased 13.6%) on a sequential basis due to decreased completions activity by customers. Non-CnF revenues increased $2.9 million due to increased activity with a service company and increased international sales.
Energy Chemistry Technologies gross profit decreased $2.8 million, or 13.5%, and $0.1 million, or 0.3%, for the three and six months ended June 30, 2016, respectively, versus the same periods of 2015. Gross margin increased to 40.7% and 41.4% for the three and six months ended June 30, 2016, respectively, from 36.2% and 35.4% in the same periods of 2015. The gross margin increases over the periods were primarily due to product mix resulting from relatively higher sales of CnF® chemistries.
Income from operations for the Energy Chemistry Technologies segment decreased $4.3 million, or 36.2%, and $3.1 million, or 16.7%, for the three and six months ended June 30, 2016, respectively, versus the same periods of 2015. These decreases are primarily attributable to the decrease in gross profit, increased costs associated with sales and marketing efforts in pursuit of growth opportunities, and increased costs associated with the Company’s continued commitment to its research and innovation efforts within Energy Chemistry Technologies.

Consumer and Industrial Chemistry Technologies
(dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$20,694	$15,477	$39,827	$28,940
Gross profit	4,058	4,126	9,082	7,833
Gross margin %	19.6%	26.7%	22.8%	27.1%
Income from operations	2,686	2,683	6,075	5,064
Operating margin %	13.0%	17.3%	15.3%	17.5%

CICT Results of Operations: Three and Six Months Ended June 30, 2016, Compared to the Three and Six Months Ended June 30, 2015
CICT revenue increased $5.2 million, or 33.7%, and $10.9 million, or 37.6%, for the three and six months ended June 30, 2016, respectively, versus the same periods of 2015. Sequentially, revenues increased $1.6 million, or 8.2%, versus the first quarter of 2016. Increases in all comparison periods were due to higher prices and volume increases in all product lines.
CICT gross profit for the three and six months ended June 30, 2016, decreased $0.1 million, or 1.6%, and increased $1.2 million, or 15.9%, versus the same periods of 2015. Gross margin decreased to 19.6% and 22.8% for the three and six months ended June 30, 2016, respectively, from 26.7% and 27.1% in the same periods of 2015. Sequentially, gross profits decreased by $1.0 million, and gross margins declined to 19.6% from 26.3% from the first quarter of 2016. Higher sales were offset by increased raw material costs and liquidation of lower margin materials.
Income from operations for the CICT segment was essentially flat for the three months ended June 30, 2016 and increased $1.0 million, or 20.0%, for the six months ended June 30, 2016, versus the same periods of 2015. Operating margin decreased to 13.0% and 15.3% for the three and six months ended June 30, 2016, respectively, from 17.3% and 17.5% in the same periods of 2015. Sequentially, operating profits decreased by $0.7 million, and operating margins decreased by 4.7% compared to the first quarter of 2016. Lower gross margins were partially offset by reduced SG&A costs of $0.3 million.

Drilling Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$6,372	$12,334	$12,828	$31,028
Gross profit	2,217	4,103	3,242	10,094
Gross margin %	34.8%	33.3%	25.3%	32.5%
Loss from operations	(1,618)	(21,300)	(42,569)	(21,937)
Loss from operations - excluding impairment	(1,618)	(1,732)	(6,047)	(2,369)
Operating margin % - excluding impairment	(25.4)%	(14.0)%	(47.1)%	(7.6)%
Drilling Technologies Results of Operations: Three and Six Months Ended June 30, 2016, Compared to the Three and Six Months Ended June 30, 2015
Drilling Technologies revenue decreased $6.0 million, or 48.3%, and $18.2 million, or 58.7%, for the three and six months ended June 30, 2016, respectively, relative to the same periods of 2015. The decline in both comparison periods was primarily due to decreased actuated and other tool rentals, decreased Teledrift® domestic and international rental revenue, and decreased float equipment and motor product sales. The revenue declines were primarily related to the decrease in drilling rig activity and significant pricing pressure for the three and six months ended June 30, 2016. However, based on publicly available data, the Company’s market participation rate in key domestic markets for actuated/other tool rentals and product sales has continued to increase from 15% in the first half of 2015 to 23% in the first half of 2016. The improved market participation rate is primarily due to smaller competitors leaving the market and the Company’s competitive pricing strategies. Sequentially, revenue declined $0.1 million, or 1.3%, compared to the first quarter of 2016, primarily due to lower Teledrift® and downhole tool rentals, partially offset by an increase in international drill pipe sales.
Drilling Technologies gross profit for the three and six months ended June 30, 2016, decreased $1.9 million, or 46.0%, and $6.9 million, or 67.9%, respectively, versus the same periods of 2015. The decline in both comparison periods’ gross profit was primarily due to the lower sales volumes in 2016 and increased pricing pressure for product sales and rentals. Direct operating costs decreased by 48.7% and 35.7% for the three and six months ended June 30, 2016, respectively, versus the same periods of 2015, due to decreased depreciation expense, employee related costs, and freight costs. Sequentially, gross profit increased $1.2 million, or 116.3%, from the first quarter of 2016, primarily due to higher margins on the international drill pipe sales, lower depreciation expense, further headcount reductions, and location closures in the second quarter.
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
Loss from operations for the three and six months ended June 30, 2016, decreased by $19.7 million and increased by $20.6 million, respectively, versus the same periods of 2015, primarily resulting from the second quarter 2015 and first quarter 2016 impairment charges. Loss from operations, excluding the impairment, for the three months ended June 30, 2016, decreased by $0.1 million, versus the same period of 2015, on a 48.3% revenue decrease due to continued operational cost improvements that included lower depreciation expense, a 35% year over year headcount reduction, field location closures, and other cost reduction measures. Loss from operations, excluding impairments, for the six months ended June 30, 2016, increased by $3.7 million, versus the same period of 2015, primarily due to reductions in revenue and pricing pressure that resulted in customer price concessions.

Production Technologies (dollars in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$1,868	$2,747	$3,889	$6,321
Gross profit (loss)	(14)	597	96	1,326
Gross margin %	(0.7)%	21.7%	2.5%	21.0%
Loss from operations	(1,261)	(1,596)	(6,691)	(2,135)
Loss from operations - excluding impairment	(1,261)	(792)	(2,778)	(1,331)
Operating margin % - excluding impairment	(67.5)%	(28.8)%	(71.4)%	(21.1)%
Production Technologies Results of Operations: Three and Six Months Ended June 30, 2016, Compared to the Three and Six Months Ended June 30, 2015
Revenue for the Production Technologies segment for the three and six months ended June 30, 2016, decreased by $0.9 million, or 32.0%, and $2.4 million, or 38.5%, respectively, versus the same periods of 2015. Sequentially, revenues decreased $0.2 million, or 7.6%, from the first quarter of 2016. Decreases for all comparison periods were primarily due to decreased sales of rod pump equipment and older technology ESP equipment. Production Technologies began the introduction of new product and service offerings during the second quarter 2016 and will continue to focus on the marketing of its new technologies in HPUs and ESPs that will position the Company for differentiation in the oil basins.
Production Technologies gross profit decreased by $0.6 million, or 102.3%, and $1.2 million, or 92.8%, for the three and six months ended June 30, 2016, respectively, versus the same periods of 2015. Gross margin decreased to (0.7)% and 2.5% for the three and six months ended June 30, 2016, respectively, from 21.7% and 21.0% for the same periods in 2015. Sequentially, gross margin decreased 6.2% compared to the first quarter of 2016. These decreases were due to declining sales volumes and product pricing pressure in the first six months of 2016.
As a result of the introduction of newer and proprietary technology, as well as lower demand for older technologies, the Company evaluated its Production Technologies inventory for impairment during the first quarter of 2016. This evaluation led to the recording of an impairment charge of $3.9 million for inventory in the first quarter 2016.
Loss from operations decreased $0.3 million and increased $4.6 million for the three and six months ended June 30, 2016, respectively, versus the same periods in 2015. Loss from operations, excluding impairments, increased by $0.5 million and $1.4 million for the three and six months ended June 30, 2016, respectively, versus the same periods in 2015. These increases were due to lower revenue volume and increased costs as the segment pursues new market strategies.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates.
There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2016, except as noted below.
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At June 30, 2016, four reporting units, Energy Chemistry Technologies, Consumer and Industrial Chemistry Technologies, Teledrift, and Production Technologies, have a goodwill balance.
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
As of the second quarter of 2016, the Company concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies reporting unit or the Energy Chemistry Technologies reporting unit based on the assessment of qualitative factors. The Consumer and Industrial Chemistry Technologies reporting unit has seen increased revenues in 2016 compared to 2015 and has maintained margins in the range seen from 2014 through 2015. The Energy Chemistry Technologies reporting unit had an 11% decrease in revenue versus the 27% decline in market activity for the first quarter of 2016 compared to the fourth quarter of 2015 and a 3% decrease in revenue versus the 35% decline in market activity for the second quarter of 2016 compared to the first quarter of 2016, but continues to maintain gross margins.

For the first quarter of 2016, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Production Technologies and Teledrift reporting units exceeded the carrying value of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the Production Technologies and the Teledrift reporting units exceeded the carrying value of their respective reporting units by approximately $34.9 million and $2.1 million, respectively, or an excess of 153% and 5%, respectively, over the carrying value. Therefore, no further testing was required for these two reporting units.
Again, for the second quarter of 2016, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Production Technologies and Teledrift reporting units exceeded the carrying value of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the Production Technologies and the Teledrift reporting units exceeded the carrying value of their respective reporting units by approximately $17.1 million and $2.2 million, respectively, or an excess of 77% and 6%, respectively, over the carrying value. Therefore, no further testing was required for these two reporting units.
Key assumptions and estimates were based on experience of the Company’s management, experience with past recessions within the oil and gas industry (specifically the 2008/2009 recession), and internal as well as published external perspectives of recovery timing. Key assumptions used in the discounted cash flow analysis included:

•
U.S. rig count bottoms during 2016 and begins to recover to average 500 rigs for the last two quarters of 2016. Average Rig count climbs to 580 in 2017, 780 in 2018, and 850 in 2019, and grows by 50 rigs annually for 2020 through 2023, and then grows 7% annually through 2026;

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
Some of the factors that affected the change in results of the Step 1 impairment test from the fourth quarter of 2015 to the second quarter of 2016 included:

•	Impairment testing of long-lived assets excluding goodwill resulted in a reduction to the balance sheet of $14.3 million for the Teledrift reporting unit in the first quarter of 2016.

•
Impairment of inventory resulted in a reduction to the balance sheet of $1.3 million for the Teledrift reporting unit and $3.9 million for the Production Technologies reporting unit in the first quarter of 2016.

•	Cost reduction initiatives during the first half of 2016 reduced direct and indirect expenses for the Drilling Technologies segment.

•	Due to the surplus of rental tools and the low levels of drilling rig activity, capital expenditures for new rental tools will be minimal through 2019 in the Teledrift reporting unit.
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
Based on the Company’s second quarter 2016 testing of goodwill for impairment at each reporting unit, no impairments were recorded.
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
The domestic drilling industry has continued to deteriorate since the end of 2015 to levels not seen since April 1999. As the business of the Drilling Technologies segment is closely aligned with the drilling rig count and average U.S. drilling rig count declined 27% during the first quarter of 2016, the drop off in rig count led to a decline in revenue and gross profit of 37% and 69%, respectively, from the fourth quarter of 2015 for the Drilling Technologies segment. As a result of the continued drop in rig count and the significant decline in operations in the first quarter of 2016, the Company concluded these were events or circumstances that caused the Company to test its long-lived assets for impairment within the segment.
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
During the second quarter of 2016, the average U.S. drilling rig count fell 23% versus the first quarter of 2016. The Drilling Technologies segment held revenue relatively flat and improved margins when comparing the second and first quarters of 2016. As such, the Company determined that testing for impairment of long-lived assets was not warranted for the segment.
However, the Production Technologies segment results showed a decline in revenue of 8% and continuing negative margins when comparing the second and first quarters of 2016. Therefore, the Company completed testing for impairment of long-lived assets within the Production Technologies segment. The recoverability test indicated that the undiscounted estimated cash flows for the segment exceeded the carrying value of assets by $4.4 million, or an excess of 34%. As a result, no impairment of long-lived assets was recognized for the Production Technologies segment.
Key assumptions and estimates used in performing these recoverability tests were based on experience of the Company’s management, experience with past oil and gas industry downturns and recoveries, and internal, as well as published external, perspectives of recovery timing. Key assumptions used in the recoverability test included:

•	Rental tools are the primary cash generating assets for each group;

•	Remaining estimated useful life for each group was determined to be 7 years;

•	Carrying amount of the asset group is the net book value of the assets as of March 31, 2016, for first quarter testing and June 30, 2016, for second quarter testing;

•	Estimates of future cash flows for the group assumed the sale of the group at the end of the remaining useful life of the primary asset; and

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
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first six months of 2016, the Company funded capital requirements primarily with operating cash flows and debt financing.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility of up to $75.0 million and a term loan secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of June 30, 2016, the Company had $43.1 million in outstanding borrowings under the revolving debt portion of the Credit Facility and $21.8 million outstanding under the term loan. Effective March 31, 2016, the Company entered into a Fifth Amendment to the Credit Facility under which the financial covenants to maintain a fixed charge coverage ratio and a ratio of funded debt to adjusted EBITDA were suspended until June 30, 2017. Significant terms of the Credit Facility are discussed in Note 11 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has access to adequate liquidity to fund its ongoing operations, capital expenditures, and required payments on the term loan. As of June 30, 2016, the Company had available borrowing capacity under its revolving line of credit of $12.9 million and available cash of $3.8 million, resulting in total liquidity of $16.7 million. For the remainder of 2016, the Company plans to spend between $5 million and $7 million for committed and planned capital expenditures, inclusive of between $2 million and $3 million for completion of its Global Research & Innovation headquarters. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise.
Any excess cash generated may be used to pay down the level of debt or retained for future use. The Company does not anticipate repurchasing any shares under its share repurchase programs in the near future.
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	June 30, 2016	June 30, 2015
Cash and cash equivalents	$3,840	$2,475
Current portion of long-term debt	(50,228)	(30,332)
Long-term debt, less current portion	(14,684)	(21,827)
Net debt	$(61,072)	$(49,684)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(3,354)	$11,303
Net cash used in investing activities	(8,303)	(8,317)
Net cash provided by (used in) financing activities	13,236	(1,770)
Effect of changes in exchange rates on cash and cash equivalents	53	(7)
Net increase in cash and cash equivalents	$1,632	$1,209

Operating Activities
Net cash used in operating activities was $3.4 million during the six months ended June 30, 2016, while net cash provided by operating activities was $11.3 million during the six months ended June 30, 2015. Consolidated net loss for the six months ended June 30, 2016, totaled $32.5 million, compared to consolidated net loss of $14.1 million for the six months ended June 30, 2015.
During the six months ended June 30, 2016, net non-cash contributions to net income totaled $46.1 million. Contributory non-cash items consisted primarily of $40.4 million for the impairment of inventory and long-lived assets, $7.7 million for depreciation and amortization, and $5.8 million for stock-based compensation expense, partially offset by $8.1 million for changes to deferred income taxes.
During the six months ended June 30, 2015, net non-cash contributions to net income totaled $23.1 million. Contributory non-cash items consisted primarily of $20.4 million for the impairment of inventory and long-lived assets, $9.4 million for depreciation and amortization, and $6.9 million for stock compensation expense, partially offset by $9.3 million for changes to deferred income taxes, $2.1 million for recognized incremental tax benefits related to the Company’s share based awards, and $2.0 million for net gain on sale of assets.
During the six months ended June 30, 2016, changes in working capital used $17.0 million in cash, primarily resulting from increasing inventory, income taxes receivable, and other current assets by $21.2 million and decreasing accrued liabilities and income taxes payable by $3.9 million, partially offset by decreasing accounts receivable by $3.9 million and increasing accounts and interest payables by $4.2 million.
During the six months ended June 30, 2015, changes in working capital provided $2.2 million in cash, primarily resulting from decreasing accounts receivable and other current assets by $24.1 million and increasing income taxes payable and accrued liabilities by $2.4 million, partially offset by increasing inventory and income taxes receivable by $18.2 million and decreasing accounts payable by $6.0 million.
Investing Activities
Net cash used in investing activities was $8.3 million for the six months ended June 30, 2016. Cash used in investing activities primarily included $9.0 million for capital expenditures, partially offset by $0.9 million of proceeds received from the sale of fixed assets.
Net cash used in investing activities was $8.3 million for the six months ended June 30, 2015. Cash used in investing activities primarily included $9.0 million for capital expenditures and $1.5 million associated with the purchase of 100% of the assets of IAL and various patents, partially offset by $2.2 million of proceeds received from the sale of fixed assets.
Financing Activities
Net cash generated through financing activities was $13.2 million for the six months ended June 30, 2016, primarily due to receiving $14.4 million from borrowings of debt, net of repayments, and $0.4 million from proceeds from the sale of common stock. Cash generated through financing activities was partially offset by reductions in tax benefit related to stock-based compensation of $1.0 million and purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards of $0.6 million.
Net cash used in financing activities was $1.8 million for the six months ended June 30, 2015. Cash used in financing activities was primarily due to $7.3 million for the repurchase of common stock and $5.3 million for purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards. Cash used in financing activities was partially offset by receiving $8.1 million from borrowings of debt, net of repayments, proceeds from the excess tax benefit related to stock-based compensation of $2.1 million, and proceeds from the sale of common stock of $0.5 million.
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

Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at June 30, 2016, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$21,827	$7,143	$14,684	$—	$—
Estimated interest expense on term loan (1)	1,720	1,082	638	—	—
Borrowings under revolving credit facility (2)	43,085	43,085	—	—	—
Operating lease obligations	25,626	2,989	5,058	4,104	13,475
Total	$92,258	$54,299	$20,380	$4,104	$13,475
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from June 30, 2016 rates. The weighted-average interest rate is 3.79% at June 30, 2016.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 2.96% at June 30, 2016.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Repurchases of the Company’s equity securities during the three months ended June 30, 2016, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
April 1, 2016 to April 30, 2016	24,819	$7.42	—	$54,907,862
May 1, 2016 to May 31, 2016	7,340	$11.14	—	$54,907,862
June 1, 2016 to June 30, 2016	14,917	$12.70	—	$54,907,862
Total	47,076	$9.67	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2016, the Company has repurchased $20.1 million of its common stock and $4.9 million may yet be used to purchase shares.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2016, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.

(4)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of June 30, 2016, this covenant limits additional share repurchases to $4.9 million.

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

4.7		Amendment to Amended and Restated Warrant to Purchase Common Stock, dated as of February 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 11, 2014).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	+	XBRL Instance Document.
101.SCH	+	XBRL Schema Document.
101.CAL	+	XBRL Calculation Linkbase Document.
101.LAB	+	XBRL Label Linkbase Document.
101.PRE	+	XBRL Presentation Linkbase Document.
101.DEF	+	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.
+		Filed electronically with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: July 26, 2016

FLOTEK INDUSTRIES, INC.

By:	/s/ ROBERT M. SCHMITZ
Robert M. Schmitz
Executive Vice President and Chief Financial Officer
Date: July 26, 2016