Form 10-Q
period 2016-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2016-11-02
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016, there were 56,703,963 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,474	$2,208
Accounts receivable, net of allowance for doubtful accounts of $1,003 and $1,189 at September 30, 2016 and December 31, 2015, respectively	53,652	49,197
Inventories	73,986	85,492
Income taxes receivable	18,192	4,700
Deferred tax assets, net	2,352	2,649
Other current assets	9,099	7,496
Total current assets	160,755	151,742
Property and equipment, net	89,154	91,913
Goodwill	73,682	72,820
Deferred tax assets, net	—	17,229
Other intangible assets, net	58,949	69,386
TOTAL ASSETS	$382,540	$403,090
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,072	$19,444
Accrued liabilities	11,826	12,894
Income taxes payable	—	2,263
Interest payable	156	111
Current portion of long-term debt	34,562	32,291
Total current liabilities	72,616	67,003
Long-term debt, less current portion	8,000	18,255
Deferred tax liabilities, net	1,205	23,823
Total liabilities	81,821	109,081
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 59,604,669 shares issued and 56,698,874 shares outstanding at September 30, 2016; 56,220,214 shares issued and 53,536,101 shares outstanding at December 31, 2015	6	6
Additional paid-in capital	316,091	273,451
Accumulated other comprehensive income (loss)	(981)	(1,237)
Retained earnings	4,089	39,300
Treasury stock, at cost; 1,893,612 and 1,784,897 shares at September 30, 2016 and December 31, 2015, respectively	(18,844)	(17,869)
Flotek Industries, Inc. stockholders’ equity	300,361	293,651
Noncontrolling interests	358	358
Total equity	300,719	294,009
TOTAL LIABILITIES AND EQUITY	$382,540	$403,090

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$73,679	$87,942	$218,287	$257,346
Cost of revenue	48,313	56,715	144,071	170,340
Gross profit	25,366	31,227	74,216	87,006
Expenses:
Selling, general and administrative	24,424	23,634	71,859	70,223
Depreciation and amortization	2,706	2,785	7,896	8,258
Research and development	2,531	2,031	7,059	5,273
Impairment of inventory and long-lived assets	—	—	40,435	20,372
Total expenses	29,661	28,450	127,249	104,126
(Loss) income from operations	(4,295)	2,777	(53,033)	(17,120)
Other (expense) income:
Interest expense	(611)	(476)	(1,811)	(1,303)
Other (expense) income, net	(49)	74	(207)	(154)
Total other expense	(660)	(402)	(2,018)	(1,457)
(Loss) income before income taxes	(4,955)	2,375	(55,051)	(18,577)
Income tax benefit (expense)	2,209	(400)	19,840	6,490
Net (loss) income	$(2,746)	$1,975	$(35,211)	$(12,087)

(Loss) earnings per common share:
Basic (loss) earnings per common share	$(0.05)	$0.04	$(0.63)	$(0.22)
Diluted (loss) earnings per common share	$(0.05)	$0.04	$(0.63)	$(0.22)
Weighted average common shares:
Weighted average common shares used in computing basic (loss) earnings per common share	56,899	54,578	55,523	54,430
Weighted average common shares used in computing diluted (loss) earnings per common share	56,899	54,947	55,523	54,430

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(2,746)	$1,975	$(35,211)	$(12,087)
Other comprehensive income (loss):
Foreign currency translation adjustment	(68)	(366)	256	(531)
Comprehensive (loss) income	$(2,814)	$1,609	$(34,955)	$(12,618)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(35,211)	$(12,087)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of inventory and long-lived assets	40,435	20,372
Depreciation and amortization	11,069	13,613
Amortization of deferred financing costs	308	260
Gain on sale of assets	(1,094)	(3,010)
Stock compensation expense	9,479	10,479
Deferred income tax benefit	(6,309)	(8,696)
Reduction in (excess) tax benefit related to share-based awards	883	(2,154)
Changes in current assets and liabilities:
Accounts receivable, net	(3,744)	26,276
Inventories	(4,108)	(16,456)
Income taxes receivable	(13,687)	(3,104)
Other current assets	(1,076)	1,402
Accounts payable	6,417	(11,080)
Accrued liabilities	(2,515)	(1,462)
Income taxes payable	(1,807)	2,943
Interest payable	45	—
Net cash (used in) provided by operating activities	(915)	17,296
Cash flows from investing activities:
Capital expenditures	(11,621)	(11,078)
Proceeds from sale of assets	1,201	3,225
Payments for acquisition, net of cash acquired	(7,863)	(1,250)
Purchase of patents and other intangible assets	(396)	(434)
Net cash used in investing activities	(18,679)	(9,537)
Cash flows from financing activities:
Repayments of indebtedness	(15,398)	(8,357)
Borrowings on revolving credit facility	256,738	291,916
Repayments on revolving credit facility	(249,324)	(279,832)
Debt issuance costs	(147)	(10)
(Reduction in) excess tax benefit related to share-based awards	(883)	2,154
Purchase of treasury stock related to share-based awards	(925)	(5,376)
Proceeds from sale of common stock	30,610	779
Repurchase of common stock	—	(7,299)
Proceeds from exercise of stock options	134	22
Proceeds from noncontrolling interest	—	7
Net cash provided by (used in) financing activities	20,805	(5,996)
Effect of changes in exchange rates on cash and cash equivalents	55	(31)
Net increase in cash and cash equivalents	1,266	1,732
Cash and cash equivalents at the beginning of period	2,208	1,266
Cash and cash equivalents at the end of period	$3,474	$2,998

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2015	56,220	$6	1,785	$(17,869)	$273,451	$(1,237)	$39,300	$358	$294,009
Net loss	—	—	—	—	—	—	(35,211)	—	(35,211)
Foreign currency translation adjustment	—	—	—	—	—	256	—	—	256
Sale of common stock, net of issuance cost	2,450	—	—	—	29,940	—	—	—	29,940
Stock issued under employee stock purchase plan	—	—	(73)	—	670	—	—	—	670
Stock options exercised	114	—	—	—	184	—	—	—	184
Stock surrendered for exercise of stock options	—	—	3	(50)	—	—	—	—	(50)
Restricted stock granted	573	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	89	—	—	—	—	—	—
Treasury stock purchased	—	—	90	(925)	—	—	—	—	(925)
Stock compensation expense	—	—	—	—	9,461	—	—	—	9,461
Reduction in tax benefit related to share-based awards	—	—	—	—	(883)	—	—	—	(883)
Stock issued in IPI acquisition	248	—	—	—	3,268	—	—	—	3,268
Balance, September 30, 2016	59,605	$6	1,894	$(18,844)	$316,091	$(981)	$4,089	$358	$300,719

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
The Company is headquartered in Houston, Texas, with operating locations in Colorado, Florida, Georgia, Louisiana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah, Wyoming, Canada, the Netherlands, and the Middle East. Flotek’s products are marketed both domestically and internationally, with international presence and/or representation in over 20 countries.
Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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
In August 2016, the FASB issued ASU No 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
Based on the changes in the business climate discussed above and continuing operating losses experienced during the three months ended March 31, 2016, June 30, 2016, and September 30, 2016, goodwill within the Teledrift and Production Technologies reporting units was tested for impairment. However, no impairments of goodwill were recorded based upon this testing.
Note 4 — Acquisitions
On July 27, 2016, the Company acquired 100% of the stock and interests in International Polymerics, Inc. (“IPI”) and related entities for $7.9 million in cash consideration, net of cash acquired, and 247,764 shares of the Company’s common stock. IPI is a U.S. based manufacturer of high viscosity guar gum and guar slurry for the oil and gas industry with a wide selection of stimulation chemicals.
On January 27, 2015, the Company acquired 100% of the assets of International Artificial Lift, LLC (“IAL”) for $1.3 million in cash consideration and 60,024 shares of the Company’s common stock. IAL specializes in the design, manufacturing and service of next-generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells.
Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$3,268	$1,014
Exercise of stock options by common stock surrender	50	1,126
Supplemental cash payment information:
Interest paid	$1,459	$1,043
Income taxes paid, net of refunds	1,663	3,044

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products, rentals, or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Products	$67,176	$76,555	$200,206	$217,237
Rentals	4,168	7,574	11,366	28,146
Services	2,335	3,813	6,715	11,963
	$73,679	$87,942	$218,287	$257,346
Cost of revenue:
Products	$44,073	$49,520	$131,464	$145,387
Rentals	1,379	3,387	3,704	13,315
Services	2,018	2,160	5,730	6,283
Depreciation	843	1,648	3,173	5,355
	$48,313	$56,715	$144,071	$170,340
Note 7 — Inventories
Inventories are as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$33,724	$44,997
Work-in-process	3,023	3,069
Finished goods	37,239	37,426
Inventories	$73,986	$85,492
During the three months ended March 31, 2016 and June 30, 2015, the Company recorded an inventory impairment of $16.6 million and $18.0 million, respectively (see Note 3).
Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$7,746	$7,145
Buildings and leasehold improvements	51,495	34,351
Machinery, equipment and rental tools	65,798	85,611
Equipment in progress	4,113	12,304
Furniture and fixtures	2,736	2,749
Transportation equipment	7,554	7,462
Computer equipment and software	12,057	11,382
Property and equipment	151,499	161,004
Less accumulated depreciation	(62,345)	(69,091)
Property and equipment, net	$89,154	$91,913
During the three months ended March 31, 2016 and June 30, 2015, the Company recorded a fixed asset impairment of $14.6 million and $2.3 million, respectively (see Note 3).
Depreciation expense, including expense recorded in cost of revenue, totaled $2.6 million and $3.2 million for the three months ended September 30, 2016 and 2015, respectively, and $8.0 million and $10.0 million for the nine months ended September 30, 2016 and 2015, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Teledrift	Production Technologies	Total
Balance at December 31, 2015	$36,318	$19,480	$15,333	$1,689	$72,820
Addition upon acquisition of IPI	862	—	—	—	862
Balance at September 30, 2016	$37,180	$19,480	$15,333	$1,689	$73,682
Goodwill within the Teledrift and Production Technologies reporting units was tested for impairment during the three months ended March 31, 2016, June 30, 2016, and September 30, 2016. No impairments of goodwill were recognized during the three and nine months ended September 30, 2016 and 2015 (see Note 3).
Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$19,406	$5,707	$20,960	$5,809
Customer lists	42,287	12,192	52,607	14,640
Trademarks and brand names	4,190	2,286	7,191	3,360
Total finite-lived intangible assets acquired	65,883	20,185	80,758	23,809
Deferred financing costs	2,787	1,166	1,665	858
Total amortizable intangible assets	68,670	$21,351	82,423	$24,667
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$80,300		$94,053

Carrying value:
Other intangible assets, net	$58,949		$69,386
Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.9 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $3.1 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively.
During the three months ended March 31, 2016, the Company recorded an impairment of finite-lived intangible assets of $9.2 million (see Note 3).
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	September 30, 2016	December 31, 2015
Long-term debt:
Borrowings under revolving credit facility	$32,562	$25,148
Term loan	10,000	25,398
Total long-term debt	42,562	50,546
Less current portion of long-term debt	(34,562)	(32,291)
Long-term debt, less current portion	$8,000	$18,255
Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. Under terms of the Credit Facility, as amended, the Company has total borrowing availability of $65 million under a revolving credit facility and a term loan.
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
Effective September 30, 2016, the Company entered into a Sixth Amendment to the Credit Facility which extended its term by two years through May 10, 2020 and set total borrowing capacity at $65 million. Initially, the Company (a) may borrow up to $55 million under a revolving credit facility and (b) has borrowed $10 million under a term loan. The revolving credit facility limit will increase by each term loan principal payment, therefore, total borrowing capacity will remain at $65 million throughout the term of the Credit Facility.
The Sixth Amendment to the Credit Facility contains financial covenants to maintain a fixed charge coverage ratio and a leverage ratio, as well as establishes an annual limit on capital expenditures. The fixed charge coverage ratio is the ratio of (a) adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) less cash taxes paid during the period to (b) all debt payments during such period. The fixed charge coverage ratio requirement begins for the quarter ending March 31, 2017 at 1.00 to 1.00 and increases to 1.10 to 1.00 for the year ending December 31, 2017 and thereafter. The leverage ratio (funded debt to adjusted EBITDA) requirement begins for the six months ending June 30, 2017 at not greater than 5.5 to 1.0 and reduces to not greater than 4.0 to 1.0 for the year ending March 31, 2018 and thereafter. The annual limit on capital expenditures is $20 million. Both the fixed charge coverage ratio and the annual limit on capital expenditures are affected if the undrawn availability of the revolving credit facility falls below $15 million.
The Credit Facility includes a provision, effective beginning in 2017, that 25% of EBITDA minus cash paid for taxes, dividends, debt payments, and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid on the outstanding balance of the term loan within 60 days of the fiscal year end.
Each of the Company’s domestic and foreign subsidiaries is fully obligated for Credit Facility indebtedness as a Borrower or as a guarantor.
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may initially borrow up to $55 million through May 10, 2020. This includes a sublimit of $10 million that may be used for letters of credit. The revolving credit facility limit will increase by each term principal payment. The revolving credit facility is secured by substantially all of the Company’s domestic and Canadian accounts receivable and inventory.
At September 30, 2016, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $54.9 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $22.3 million at September 30, 2016.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 3.50% at September 30, 2016. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At September 30, 2016, $32.6 million was outstanding under the revolving credit facility, with $2.6 million borrowed as base rate loans at an interest rate of 5.50% and $30.0 million borrowed as LIBOR loans at an interest rate of 3.78%.
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
(b) Term Loan
The amount borrowed under the term loan was reset to $10 million effective as of September 30, 2016. Monthly principal payments of $0.2 million are required. The unpaid balance of the term loan is due May 10, 2020. Prepayments are permitted, and may be required in certain circumstances. Amounts repaid under the term loan will be added to the borrowing availability under the revolving credit facility. The term loan is secured by substantially all of the Company’s domestic land, buildings, equipment, and other intangible assets.
The interest rate on the term loan varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 2.25% to 2.75% or (b) between LIBOR plus 3.25% to 3.75%. At September 30, 2016, $10.0 million was outstanding under the term loan, with $1.0 million borrowed as base rate loans at an interest rate of 6.25% and $9.0 million borrowed as LIBOR loans at an interest rate of 4.28%.
Note 12 — (Loss) Earnings Per Share
Basic (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended September 30, 2016 and the three and nine months ended September 30, 2016 and 2015, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.7 million stock options and 0.8 million restricted stock units for the three and nine months ended September 30, 2016 and 0.8 million stock options and 0.4 million restricted stock units for the nine months ended September 30, 2015.
Basic and diluted (loss) earnings per common share are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net (loss) income - Basic and Diluted	$(2,746)	$1,975	$(35,211)	$(12,087)

Weighted average common shares outstanding - Basic	56,899	54,578	55,523	54,430
Assumed conversions:
Incremental common shares from stock options	—	345	—	—
Incremental common shares from restricted stock units	—	24	—	—
Weighted average common shares outstanding - Diluted	56,899	54,947	55,523	54,430

Basic (loss) earnings per common share	$(0.05)	$0.04	$(0.63)	$(0.22)
Diluted (loss) earnings per common share	$(0.05)	$0.04	$(0.63)	$(0.22)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at September 30, 2016, or December 31, 2015.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$10,000	$10,000	$25,398	$25,398
Borrowings under revolving credit facility	32,562	32,562	25,148	25,148

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended March 31, 2016, the Company recorded an impairment of $14.6 million for property and equipment and $9.2 million for other intangible assets (see Note 3). During the three months ended June 30, 2015, the Company recorded an impairment of $2.3 million for property and equipment (see Note 3). Loss on impairment is reported in operating expenses. No impairments of property and equipment or other intangible assets were recognized during the three months ended September 30, 2016, and no impairments of other intangible assets were recognized during the three and nine months ended September 30, 2015. No impairments of goodwill were recognized during the three and nine months ended September 30, 2016 and 2015.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
U.S. federal statutory tax rate	(35.0)%	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	3.8	5.7	(0.7)	1.8
Non-U.S. income taxed at different rates	(12.6)	(29.1)	(1.2)	(4.2)
Non-deductible expenses	—	0.2	—	2.4
Domestic production activities deduction	—	3.6	—	—
Other	(0.8)	1.4	0.9	0.1
Effective income tax rate	(44.6)%	16.8%	(36.0)%	(34.9)%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and benefits of non-U.S. income taxed at lower rates. Changes in the effective tax rate during the three months ended September 30, 2015, included the Company no longer qualifying for the domestic production activities deduction due to its pretax loss position.
Deferred taxes are presented in the balance sheets as follows (in thousands):

	September 30, 2016	December 31, 2015
Current deferred tax assets	$2,352	$2,649
Non-current deferred tax assets	—	17,229
Non-current deferred tax liabilities	(1,205)	(23,823)
Net deferred tax assets (liabilities)	$1,147	$(3,945)
Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of changes in shares of the Company’s common stock issued during the nine months ended September 30, 2016 is as follows:

Shares issued at December 31, 2015	56,220,214
Issued in sale of common stock	2,450,339
Issued to purchase IPI	247,764
Issued as restricted stock award grants	572,240
Issued upon exercise of stock options	114,112
Shares issued at September 30, 2016	59,604,669
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the three and nine months ended September 30, 2016, the Company did not repurchase any shares of its outstanding common stock. During the three months ended September 30, 2015, the Company repurchased 2,404 shares of its outstanding common stock on the open market at an average price of $16.44 per share, inclusive of transaction costs. During the nine months ended September 30, 2015, the Company repurchased a total of 549,723 shares of its outstanding common stock on the open market at a cost of $7.3 million, inclusive of transaction costs, or an average price of $13.28 per share.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through September 30, 2016, the Company has not repurchased any of its common stock under this authorization.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016, the Company has $54.9 million remaining under its share repurchase programs. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of September 30, 2016, this covenant limits additional share repurchases to $4.9 million.
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

•
Energy Chemistry Technologies designs, develops, manufactures, packages, and markets specialty chemistries used in oil and natural gas well drilling, cementing, completion, and stimulation. In addition, the Company’s chemistries are used in specialized enhanced and improved oil recovery markets. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2016
Net revenue from external customers	$45,030	$19,306	$7,198	$2,145	$—	$73,679
Gross profit	18,180	4,174	2,908	104	—	25,366
Income (loss) from operations	6,196	2,433	(924)	(1,118)	(10,882)	(4,295)
Depreciation and amortization	1,582	567	599	220	581	3,549
Total assets	172,456	101,921	67,655	23,235	17,273	382,540
Capital expenditures	2,005	148	234	51	227	2,665

2015
Net revenue from external customers	$60,181	$13,867	$10,812	$3,082	$—	$87,942
Gross profit	24,257	3,082	3,302	586	—	31,227
Income (loss) from operations	14,283	1,728	(2,614)	(823)	(9,797)	2,777
Depreciation and amortization	1,200	548	2,038	212	435	4,433
Total assets	152,430	90,948	110,872	26,564	20,131	400,945
Capital expenditures	1,467	18	—	107	523	2,115

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the nine months ended September 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Drilling Technologies	Production Technologies	Corporate and Other	Total
2016
Net revenue from external customers	$133,094	$59,133	$20,026	$6,034	$—	$218,287
Gross profit	54,609	13,256	6,150	201	—	74,216
Income (loss) from operations	21,793	8,508	(43,493)	(7,810)	(32,031)	(53,033)
Depreciation and amortization	4,063	1,685	3,027	660	1,634	11,069
Total assets	172,456	101,921	67,655	23,235	17,273	382,540
Capital expenditures	8,704	494	717	286	1,420	11,621

2015
Net revenue from external customers	$163,296	$42,808	$41,840	$9,402	$—	$257,346
Gross profit	60,784	10,914	13,396	1,912	—	87,006
Income (loss) from operations	32,995	6,792	(24,551)	(2,958)	(29,398)	(17,120)
Depreciation and amortization	3,578	1,649	6,575	535	1,276	13,613
Total assets	152,430	90,948	110,872	26,564	20,131	400,945
Capital expenditures	5,910	46	2,744	883	1,495	11,078
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
U.S.	$58,183	$73,796	$169,991	$211,242
Other countries	15,496	14,146	48,296	46,104
Total	$73,679	$87,942	$218,287	$257,346
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Customer A	12.9%	12.8%	11.9%	11.7%
Customer B	10.9%	11.3%	15.8%	14.3%
Customer C	*	11.6%	*	*
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
In addition, the U.S. Securities and Exchange Commission has opened an inquiry related to similar issues to those raised in the above-described litigation.
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

•
Energy Chemistry Technologies designs, develops, manufactures, packages, and markets specialty chemistries used in O&G well drilling, cementing, completion, and stimulation. In addition, the Company’s chemistries are used in specialized enhanced and improved oil recovery markets (“EOR” or “IOR”). Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

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

Market Conditions
The Company’s success is sensitive to a number of factors, which include, but are not limited to, drilling and well completion activity, customer demand for its advanced technology products, market prices for raw materials, and governmental actions.
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation, the geographical areas of rig activity, and drill rig efficiency (rig days required per well). Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Drilling products that improve drilling operations and efficiencies,

•	Chemistries that are economically viable, socially responsible, and ecologically sound, and

•	Production technologies that improve production and production efficiencies in maturing wells.
Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crops,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
Average North American Active Drilling Rigs
U.S.	479	866	(44.7)%	482	1,059	(54.5)%
Canada	121	190	(36.3)%	112	200	(44.0)%
Total	600	1,056	(43.2)%	594	1,259	(52.8)%
Average U.S. Active Drilling Rigs by Type
Vertical	62	123	(49.6)%	58	152	(61.8)%
Horizontal	372	659	(43.6)%	376	805	(53.3)%
Directional	45	84	(46.4)%	48	102	(52.9)%
Total	479	866	(44.7)%	482	1,059	(54.5)%
Average North American Drilling Rigs by Product
Oil	452	745	(39.3)%	440	906	(51.4)%
Natural Gas	148	311	(52.4)%	154	353	(56.4)%
Total	600	1,056	(43.2)%	594	1,259	(52.8)%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.

During the three and nine months ended September 30, 2016, total average North American active drilling rig count decreased 43.2% and 52.8%, respectively, when compared to the same periods of 2015. Average North American oil drilling rig activity decreased by 39.3% and 51.4% for the three and nine months ended September 30, 2016, respectively, when compared to the same periods of 2015. Average North American natural gas drilling rig count decreased by 52.4% and 56.4% for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. Sequentially, total average North American active drilling rig count increased by 27.7% when compared to the second quarter of 2016.
Average U.S. rig activity decreased by 44.7% and 54.5% for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015, and sequentially, increased by 13.5% when compared to the second quarter of 2016. Average Canadian rig count decreased by 36.3% and 44.0% for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015.
According to data collected by the U.S. Energy Information Administration (“EIA”), completions in the seven most prolific areas in the lower 48 states decreased 41.4% and 48.0% for the three and nine months ended September 30, 2016, respectively, when compared to the same periods of 2015. Sequentially, completions decreased 1.3% when compared to the second quarter of 2016.

Company Outlook
After a continuous decline in North American drilling rig activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although a gradual recovery appears to be underway, the level of drilling and completion activity is still depressed compared to historical levels and the outlook for continued improvement in industry activity is uncertain. The Company expects North American oilfield activity to remain depressed throughout the remainder of 2016 and into the first half of 2017. Although the Company has seen demand for its oil and gas related products and services in North America impacted by these industry conditions, the Company continues to aggressively market its oil and gas based products and services including its Complex nano-Fluid® (“CnF®”) and other completion chemistries, Teledrift® product line, Stemulator® product line, and the growing line of production technologies, and the Company expects to see increased market acceptance of these product lines.
During the third quarter of 2016, the Company continued to successfully promote the efficacy of its CnF® chemistries resulting in a 14% decrease in CnF® sales volumes compared to the third quarter of 2015, despite a 43% year over year decline in North American general oilfield activity. Third quarter 2016 CnF® volumes remained flat compared to the second quarter of 2016, in line with well completion activity as measured by industry surveys. The Company expects to continue strong performance relative to market activity by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and the continuation of its direct-to-operator sales program known as the Flotek Store™. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain. In July 2016, the Company acquired 100% of the stock and interests in International Polymerics, Inc. (“IPI”) and related entities, a U.S. based manufacturer of high viscosity guar gum and guar slurry. The IPI business is being integrated into the Company’s Energy Chemistry Technologies segment as an important part of the Company’s expanding line of polymer based chemistries.
The Company’s success in promoting its patented and proprietary chemistries is supported through its industry leading research and innovation staff who provide customer responsive product innovation, as well as development of new products which are expected to expand the Company’s future product lines. During the third quarter of 2016, the Company completed its new Global Research & Innovation Center in Houston. This state-of-the-art facility allows for the development of next-generation innovative energy chemistries, as well as expanded collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities are an important and distinguishing capability within the industry.
As a result of the significant and continued reduction in drilling activity and the Company’s expectations for the future market for the Company’s drilling tools, during the first quarter of 2016, the Company refocused the Drilling Technologies segment by closing locations, reducing staff, and eliminating product lines. At current activity levels, the Company expects continued, intense competition for jobs and significant pressure on margins even as market conditions stabilize and begin to improve. Throughout 2015 and continuing in to 2016, some of the Company’s smaller competitors left the market, and the Company believes, based on its improved cost structure and market position, it is well positioned to benefit from improved pricing and market growth opportunities as the market recovers. The Company has seen improved profitability from this segment throughout 2016 and expects that trend to continue in future quarters.
During 2015, the Company strategically repositioned the focus of the Production Technologies segment towards oil production markets and away from the less opportunistic coal bed methane (“CBM”) markets. As part of this strategic repositioning, in January 2015, the Company acquired 100% of the assets from International Artificial Lift, LLC (“IAL”), a company that specializes in the design, manufacturing, and service of next-generation HPUs that serve to increase and maximize production for oil and natural gas wells. Additionally, the Company has developed a new line of ESPs. The Company continues to commercialize its new HPU and ESP product lines.
The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils, industrial solvents, and flavor and fragrance ingredients. Although current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business, as well as both internal and external industrial markets, the market supply of citrus terpenes has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease. This reduced supply has resulted in higher citrus terpene prices and increased price volatility. The Company expects terpene prices to remain elevated for the foreseeable future. In addition, the Company expects its strong market position to enable it to maintain a stable supply of citrus terpenes for internal use and external sales.
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
Capital expenditures, exclusive of acquisitions, totaled $11.6 million and $11.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Company expects capital spending to be between $14 million and $16 million in 2016, inclusive of $6.8 million for the completion of its Global Research & Innovation Center. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
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
Consolidated Results of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$73,679	$87,942	$218,287	$257,346
Cost of revenue	48,313	56,715	144,071	170,340
Gross profit	25,366	31,227	74,216	87,006
Gross margin %	34.4%	35.5%	34.0%	33.8%
Selling, general and administrative costs	24,424	23,634	71,859	70,223
Selling, general and administrative costs %	33.1%	26.9%	32.9%	27.3%
Depreciation and amortization	2,706	2,785	7,896	8,258
Research and innovation costs	2,531	2,031	7,059	5,273
Impairment of inventory and long-lived assets	—	—	40,435	20,372
(Loss) income from operations	(4,295)	2,777	(53,033)	(17,120)
Operating margin %	(5.8)%	3.2%	(24.3)%	(6.7)%
Interest and other expense, net	(660)	(402)	(2,018)	(1,457)
(Loss) income before income taxes	(4,955)	2,375	(55,051)	(18,577)
Income tax benefit (provision)	2,209	(400)	19,840	6,490
Net (loss) income	$(2,746)	$1,975	$(35,211)	$(12,087)
Net (loss) income %	(3.7)%	2.2%	(16.1)%	(4.7)%
Consolidated Results of Operations: Three and Nine Months Ended September 30, 2016, Compared to the Three and Nine Months Ended September 30, 2015
Consolidated revenue for the three and nine months ended September 30, 2016, decreased $14.3 million, or 16.2%, and $39.1 million, or 15.2%, respectively, versus the same periods of 2015. The decrease in revenue for both periods was driven by the depressed level of oilfield activity throughout 2015 and 2016, as indicated by the 43.2% and 52.8% reduction in average North American rig count for the three and nine months ended September 30, 2016, versus the same periods of 2015. This resulted in significant reductions in customer demand and price concessions in the Drilling Technologies segment. The Energy Chemistry Technologies segment experienced a less significant decline in revenues due to continued demand for its patented and proprietary chemistries. Additionally, the Consumer and Industrial Chemistry Technologies segment saw a significant increase in revenues due to higher sales prices and volume increases in the Flavor and Fragrance and terpene product lines.
Consolidated gross profit for the three and nine months ended September 30, 2016, decreased $5.9 million, or 18.8%, and $12.8 million, or 14.7%, respectively, compared to the same periods of 2015. Gross margin decreased to 34.4% for the three months ended September 30, 2016, from 35.5% in the same period of 2015, primarily due to declining sales volumes and product pricing pressure in the Production Technologies segment, partially offset by higher margins in the Drilling Technologies segment due to improved cost structures. Gross margin remained relatively unchanged for the nine months ended September 30, 2016, compared to the same period of 2015.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs increased $0.8 million, or 3.3%, and $1.6 million, or 2.3%, for the three and nine months ended September 30, 2016, respectively, versus the same periods of 2015. These increases were primarily due to higher legal and professional fees. The Company regularly evaluates its SG&A cost structure as market conditions warrant.
Depreciation and amortization expense decreased $0.1 million, or 2.8%, and $0.4 million, or 4.4%, for the three and nine months ended September 30, 2016, respectively, versus the same periods of 2015, primarily due to the long-lived asset impairment in the first quarter of 2016, partially offset by increased depreciation expense for the recently completed Global Research & Innovation Center.
Research and Innovation (“R&I”) expense increased $0.5 million, or 24.6%, and $1.8 million, or 33.9%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. The increase in R&I is primarily attributable to new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth and refining of existing product lines, and the development of new chemistries which are expected to expand the Company’s intellectual property portfolio.
During the three months ended March 31, 2016, as a result of changes in the oil and gas industry and the corresponding impact on the Company’s business outlook, the Company determined that within its Drilling Technologies segment the carrying amount of certain long-lived assets exceeded their respective fair values and that some inventory was either not usable in future operations or the carrying value exceeded its market value. In addition, as a result of the introduction of newer and proprietary technology, as well as lower demand for older technologies, the Company also evaluated its Production Technologies inventory for impairment during the three months ended March 31, 2016. As a result of these evaluations, the Company recorded impairment charges of $40.4 million in the first quarter of 2016.
Interest and other expense increased $0.3 million, or 64.2%, and $0.6 million, or 38.5%, for the three and nine months ended September 30, 2016, versus the same periods of 2015, primarily due to the interest rate increase on the term loan and revolving credit facility effective March 31, 2016.
The Company recorded income tax benefits of $2.2 million and $19.8 million, yielding effective tax benefit rates of 44.6% and 36.0% for the three and nine months ended September 30, 2016, respectively, compared to an income tax provision of $0.4 million and a benefit of $6.5 million yielding effective tax rates of 16.8% and 34.9% for the comparable periods in 2015.
Results by Segment

Energy Chemistry Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$45,030	$60,181	$133,094	$163,296
Gross profit	18,180	24,257	54,609	60,784
Gross margin %	40.4%	40.3%	41.0%	37.2%
Income from operations	6,196	14,283	21,793	32,995
Operating margin %	13.8%	23.7%	16.4%	20.2%
Energy Chemistry Technologies Results of Operations: Three and Nine Months Ended September 30, 2016, Compared to the Three and Nine Months Ended September 30, 2015
Energy Chemistry Technologies revenue for the three and nine months ended September 30, 2016, decreased $15.2 million, or 25.2%, and $30.2 million, or 18.5%, respectively, versus the same periods of 2015, compared to a 43.2% and 52.8% decline in market activity as measured by average North American rig count. Flotek’s Energy Chemistry Technologies segment outperformed these market indicators by continuing to aggressively promote the benefits of its CnF® chemistries. CnF® sales volumes decreased 14.2% (revenues decreased 15.9%), compared to the three months ended September 30, 2015. The decreased sales of its CnF® chemistries during the third quarter of 2016 was due to decreased activity resulting from less well completion activity by customers. Energy Chemistry Technologies’ success is enabled by its continued ability to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries and field validation results conducted by E&P companies, as well as its direct-to-operator sales program known as the Flotek Store™. Non-CnF revenues declined approximately 42.7%, compared to the three months ended September 30, 2015, due to reduced customer demand as a result of oilfield market conditions.
Sequentially, revenues increased $1.6 million, or 3.8%, versus the second quarter of 2016, compared to a 27.7% increase in market activity as measured by average North American rig count. CnF® sales volumes remained flat (revenues increased 3.5%) on a sequential basis in line with industry well completion activity. Lower well completion activity by a major customer was partially offset by increased sales to other customers. Non-CnF revenues increased 3.3% due to increased activity with service companies.
Energy Chemistry Technologies gross profit decreased $6.1 million, or 25.1%, and $6.2 million, or 10.2%, for the three and nine months ended September 30, 2016, respectively, versus the same periods of 2015. Gross margin remained flat for the three months ended September 30, 2016, as compared to the same period of 2015, and increased to 41.0% for the nine months ended September 30, 2016, from 37.2% in the same period of 2015. The gross margin increase over the period was primarily due to product mix resulting from relatively higher sales of CnF® chemistries.
Income from operations for the Energy Chemistry Technologies segment decreased $8.1 million, or 56.6%, and $11.2 million, or 34.0%, for the three and nine months ended September 30, 2016, respectively, versus the same periods of 2015. These decreases are primarily attributable to the decrease in gross profit, increased costs associated with sales and marketing efforts in pursuit of growth opportunities, and increased costs associated with the Company’s continued commitment to its research and innovation efforts within Energy Chemistry Technologies.

Consumer and Industrial Chemistry Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$19,306	$13,867	$59,133	$42,808
Gross profit	4,174	3,082	13,256	10,914
Gross margin %	21.6%	22.2%	22.4%	25.5%
Income from operations	2,433	1,728	8,508	6,792
Operating margin %	12.6%	12.5%	14.4%	15.9%

CICT Results of Operations: Three and Nine Months Ended September 30, 2016, Compared to the Three and Nine Months Ended September 30, 2015
CICT revenue increased $5.4 million, or 39.2%, and $16.3 million, or 38.1%, for the three and nine months ended September 30, 2016, respectively, versus the same periods of 2015. These increases were due to higher prices and volume increases in the Flavor and Fragrance and terpene product lines. Sequentially, quarterly revenues decreased $1.4 million, or 6.7%, due to decreases in terpene volumes associated with seasonal demand.
CICT gross profit for the three and nine months ended September 30, 2016, increased $1.1 million, or 35.4%, and increased $2.3 million, or 21.5%, versus the same periods of 2015. Gross margin decreased to 21.6% and 22.4% for the three and nine months ended September 30, 2016, respectively, from 22.2% and 25.5% in the same periods of 2015, as a result of higher direct costs. Sequentially, gross profits increased by $0.1 million, and gross margins increased to 21.6% from 19.6% from the second quarter of 2016.
Income from operations for the CICT segment increased $0.7 million, or 40.8%, and $1.7 million, or 25.3%, for the three and nine months ended September 30, 2016, respectively, versus the same periods of 2015. Operating margin remained flat for the three months ended September 30, 2016, compared to the same period of 2015, and decreased to 14.4% for the nine months ended September 30, 2016, from 15.9% in the same period of 2015. Sequentially, quarterly operating profits decreased by $0.3 million.

Drilling Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$7,198	$10,812	$20,026	$41,840
Gross profit	2,908	3,302	6,150	13,396
Gross margin %	40.4%	30.5%	30.7%	32.0%
Loss from operations	(924)	(2,614)	(43,493)	(24,551)
Loss from operations - excluding impairment	(924)	(2,614)	(6,971)	(4,983)
Operating margin % - excluding impairment	(12.8)%	(24.2)%	(34.8)%	(11.9)%
Drilling Technologies Results of Operations: Three and Nine Months Ended September 30, 2016, Compared to the Three and Nine Months Ended September 30, 2015
Drilling Technologies revenue decreased $3.6 million, or 33.4%, and $21.8 million, or 52.1%, for the three and nine months ended September 30, 2016, respectively, relative to the same periods of 2015. The decline in both comparison periods was primarily due to decreased actuated and other tool rentals and decreased Teledrift® domestic and international rental revenue. The revenue declines were primarily related to the decrease in drilling rig activity and significant pricing pressure for the three and nine months ended September 30, 2016. Sequentially, quarterly revenue increased $0.8 million, or 13.0%, primarily due to higher Teledrift® revenue internationally.
Drilling Technologies gross profit for the three and nine months ended September 30, 2016, decreased $0.4 million, or 11.9%, and $7.2 million, or 54.1%, respectively, versus the same periods of 2015. The decline in both comparison periods’ gross profit was primarily due to the lower sales volumes in 2016 and increased pricing pressure for product sales and rentals. Direct operating costs decreased by 52.6% and 40.6% for the three and nine months ended September 30, 2016, respectively, versus the same periods of 2015, due to decreased depreciation expense, lower employee related expenses, and freight costs. Sequentially, gross profit increased $0.7 million, or 31.2%, from the second quarter of 2016, primarily due to the increased revenue and lower employee related direct costs. Gross margins of 40.4% in the third quarter of 2016 increased by 5.6% sequentially and are at the highest level since the fourth quarter of 2014.
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
Loss from operations for the three months ended September 30, 2016, improved by $1.7 million versus the same period of 2015, on a 33.4% revenue decrease, due to a 33% year over year headcount reduction, field location closures, and other operational cost improvements. Loss from operations for the nine months ended September 30, 2016, increased by $18.9 million versus the same period of 2015, primarily resulting from the second quarter 2015 and first quarter 2016 impairment charges. Loss from operations, excluding impairments, for the nine months ended September 30, 2016, increased by $2.0 million, versus the same period of 2015, primarily due to reductions in revenue and pricing pressure that resulted in customer price concessions, partially offset by cost reductions throughout the year. Sequentially, the quarterly loss from operations improved by $0.7 million, or 42.9%, due to the increase in international Teledrift® sales volume, continued decreases in employee related costs, and lower depreciation expense.

Production Technologies (dollars in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$2,145	$3,082	$6,034	$9,402
Gross profit (loss)	104	586	201	1,912
Gross margin %	4.8%	19.0%	3.3%	20.3%
Loss from operations	(1,118)	(823)	(7,810)	(2,958)
Loss from operations - excluding impairment	(1,118)	(823)	(3,897)	(2,154)
Operating margin % - excluding impairment	(52.1)%	(26.7)%	(64.6)%	(22.9)%
Production Technologies Results of Operations: Three and Nine Months Ended September 30, 2016, Compared to the Three and Nine Months Ended September 30, 2015
Revenue for the Production Technologies segment for the three and nine months ended September 30, 2016, decreased by $0.9 million, or 30.4%, and $3.4 million, or 35.8%, respectively, versus the same periods of 2015. These decreases were primarily due to decreased sales of rod pump equipment and older technology ESP equipment. Sequentially, quarterly revenues increased $0.3 million, or 14.8%, due to higher rod pump sales, ESP cable sales, and continued deployment of the new HPU and ESP product technologies in the third quarter of 2016.
Production Technologies gross profit decreased by $0.5 million, and $1.7 million, for the three and nine months ended September 30, 2016, respectively, versus the same periods of 2015. Gross margin decreased to 4.8% and 3.3% for the three and nine months ended September 30, 2016, respectively, from 19.0% and 20.3% for the same periods in 2015. These decreases were due to declining sales volumes and product pricing pressure throughout 2016. Sequentially, gross margin increased 5.6%, compared to the second quarter of 2016.
As a result of the introduction of newer and proprietary technology, as well as lower demand for older technologies, the Company evaluated its Production Technologies inventory for impairment leading to the recording of an impairment charge of $3.9 million for inventory in the first quarter of 2016.
Loss from operations increased $0.3 million and $4.9 million for the three and nine months ended September 30, 2016, respectively, versus the same periods in 2015. Loss from operations, excluding impairments, increased by $1.7 million for the nine months ended September 30, 2016, versus the same period in 2015. These increased losses were due to lower revenue volume and increased costs as the segment continues to market and pursue new product strategies.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2016, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates.
There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2016, except as noted below.
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
As of the third quarter of 2016, the Company concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies reporting unit, the Energy Chemistry Technologies reporting unit, and the Teledrift reporting unit based on the assessment of qualitative factors. The Consumer and Industrial Chemistry Technologies reporting unit has seen increased revenues in 2016 compared to 2015 and has maintained margins in the range seen from 2014 through 2015. The Energy Chemistry Technologies reporting unit had an 11% decrease in revenue versus the 27% decline in market activity for the first quarter of 2016 compared to the fourth quarter of 2015, a 3% decrease in revenue versus the 35% decline in market activity for the second quarter of 2016 compared to the first quarter of 2016, and a 4% increase in revenue versus the 28% increase in market activity for the third quarter of 2016 compared to the second quarter of 2016, but continues to maintain gross margins. The Teledrift reporting unit, having passed the Step 1 impairment tests in the previous two quarters, had the highest revenue quarter for 2016 and improved margins. Teledrift revenue for the third quarter of 2016 increased 37% versus the second quarter of 2016 and improved gross margins by 8.4%.
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
Once again, for the third quarter of 2016, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Production Technologies reporting unit exceeded the carrying value of the reporting unit. Therefore, the Company performed a Step 1 impairment test for this reporting unit. The results of the Step 1 test indicated that the estimated fair value of the Production Technologies reporting unit exceeded the carrying value of the reporting unit by approximately $8.1 million, or an excess of 36.9% over the carrying value. Therefore, no further testing was required for this reporting unit.
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
Some of the factors that affected the change in results of the Step 1 impairment test from the fourth quarter of 2015 to the third quarter of 2016 included:

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
Based on the Company’s third quarter 2016 testing of goodwill for impairment at each reporting unit, no impairments were recorded.
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
During the third quarter of 2016, the average U.S. drilling rig count rose 28% versus the second quarter of 2016. The Drilling Technologies segment revenue increased 13% and improved margins when comparing the third and second quarters of 2016, while the Production Technologies segment results showed an increase in revenue of 15% and improved margins when comparing the third and second quarters of 2016. As such, the Company determined that testing for impairment of long-lived assets was not warranted for either segment.
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
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first nine months of 2016, the Company funded capital requirements primarily with operating cash flows, debt financing, and the issuance of company stock.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility and a term loan secured by substantially all of the Company’s domestic and Canadian real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of September 30, 2016, the Company had $32.6 million in outstanding borrowings under the revolving debt portion of the Credit Facility and $10.0 million outstanding under the term loan. Effective September 30, 2016, the Company entered into a Sixth Amendment to the Credit Facility which extends the facility term to May 10, 2020, modifies certain covenants and restrictions, and reestablishes a fixed charge coverage ratio for March 31, 2017 and leverage ratio for June 30, 2017. Significant terms of the Credit Facility are discussed in Note 11 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has access to adequate liquidity to fund its ongoing operations, capital expenditures, and required payments on the term loan. As of September 30, 2016, the Company had available borrowing capacity under its revolving line of credit of $22.3 million and available cash of $3.5 million, resulting in total liquidity of $25.8 million. For the remainder of 2016, the Company plans to spend between $2.4 million and $4.4 million for committed and planned capital expenditures. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise. During the third quarter of 2016, the Company received proceeds, net of issuance costs, of $29.9 million from the private placement of 2.5 million common shares, which was used to pay down outstanding borrowings under the revolving credit facility and to purchase IPI.
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

Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	September 30, 2016	September 30, 2015
Cash and cash equivalents	$3,474	$2,998
Current portion of long-term debt	(34,562)	(27,727)
Long-term debt, less current portion	(8,000)	(20,041)
Net debt	$(39,088)	$(44,770)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(915)	$17,296
Net cash used in investing activities	(18,679)	(9,537)
Net cash provided by (used in) financing activities	20,805	(5,996)
Effect of changes in exchange rates on cash and cash equivalents	55	(31)
Net increase in cash and cash equivalents	$1,266	$1,732
Operating Activities
Net cash used in operating activities was $0.9 million during the nine months ended September 30, 2016, while net cash provided by operating activities was $17.3 million during the nine months ended September 30, 2015. Consolidated net loss for the nine months ended September 30, 2016, totaled $35.2 million, compared to consolidated net loss of $12.1 million for the nine months ended September 30, 2015.
During the nine months ended September 30, 2016, net non-cash contributions to net income totaled $54.8 million. Contributory non-cash items consisted primarily of $40.4 million for the impairment of inventory and long-lived assets, $11.4 million for depreciation and amortization, and $9.5 million for stock-based compensation expense, partially offset by $6.3 million for changes to deferred income taxes and $1.1 million for net gain on sale of assets.
During the nine months ended September 30, 2015, net non-cash contributions to net income totaled $30.9 million. Contributory non-cash items consisted primarily of $20.4 million for the impairment of inventory and long-lived assets, $13.9 million for depreciation and amortization, and $10.5 million for stock compensation expense, partially offset by $8.7 million for changes to deferred income taxes, $2.2 million for recognized incremental tax benefits related to the Company’s share based awards, and $3.0 million for net gain on sale of assets.
During the nine months ended September 30, 2016, changes in working capital used $20.5 million in cash, primarily resulting from increasing accounts receivable, inventory, income taxes receivable, and other current assets by $22.6 million and decreasing accrued liabilities and income taxes payable by $4.3 million, partially offset by increasing accounts and interest payables by $6.5 million.
During the nine months ended September 30, 2015, changes in working capital used $1.5 million in cash, primarily resulting from increasing inventory and income taxes receivable by $19.6 million and decreasing accounts payable and accrued liabilities by $12.5 million, partially offset by decreasing accounts receivable and other current assets by $27.7 million and increasing income taxes payable by $2.9 million.
Investing Activities
Net cash used in investing activities was $18.7 million for the nine months ended September 30, 2016. Cash used in investing activities primarily included $11.6 million for capital expenditures and $8.3 million for the purchase of IPI and various patents, partially offset by $1.2 million of proceeds received from the sale of fixed assets.

Net cash used in investing activities was $9.5 million for the nine months ended September 30, 2015. Cash used in investing activities primarily included $11.1 million for capital expenditures and $1.7 million associated with the purchase of 100% of the assets of IAL and various patents, partially offset by $3.2 million of proceeds received from the sale of fixed assets.
Financing Activities
Net cash generated through financing activities was $20.8 million for the nine months ended September 30, 2016, primarily due to receiving $30.6 million in proceeds from the sale of common stock, inclusive of $29.9 million, net of issuance costs, from the private placement of 2.5 million common shares on July 27, 2016. Cash generated through financing activities was partially offset by using $8.0 million for repayments of debt, net of borrowings, reductions in tax benefit related to stock-based compensation of $0.9 million, and purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards of $0.9 million.
Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2015. Cash used in financing activities was primarily due to $7.3 million for the repurchase of common stock and $5.4 million for purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and the exercise of non-qualified stock options. Cash used in financing activities was partially offset by receiving $3.7 million from borrowings of debt, net of repayments, proceeds from the excess tax benefit related to stock-based compensation of $2.2 million, and proceeds from the sale of common stock of $0.8 million.
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
Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at September 30, 2016, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$10,000	$2,000	$4,000	$4,000	$—
Estimated interest expense on term loan (1)	1,435	553	740	142	—
Borrowings under revolving credit facility (2)	32,562	32,562	—	—	—
Operating lease obligations	24,835	2,900	4,900	4,047	12,988
Total	$68,832	$38,015	$9,640	$8,189	$12,988
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from September 30, 2016 rates. The weighted-average interest rate is 4.49% at September 30, 2016.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 3.91% at September 30, 2016.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition, the U.S. Securities and Exchange Commission has opened an inquiry related to similar issues to those raised in the above-described litigation.
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
Repurchases of the Company’s equity securities during the three months ended September 30, 2016, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
July 1, 2016 to July 31, 2016	1,288	$14.20	—	$54,907,862
August 1, 2016 to August 31, 2016	23,498	$14.96	—	$54,907,862
September 1, 2016 to September 30, 2016	—	$—	—	$54,907,862
Total	24,786	$14.92	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2016, the Company has repurchased $20.1 million of its common stock and $4.9 million may yet be used to purchase shares.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2016, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.

(4)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of September 30, 2016, this covenant limits additional share repurchases to $4.9 million.

Item  3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information
None.
Item  6. Exhibits

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Amended and Restated Bylaws, dated December 9, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 10, 2014).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2
Registration Rights Agreement, dated as of July 26, 2016, by and among the Company, Donald Bramblett, and Mark Kieper (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-212864) filed on August 3, 2016).

10.1		Form of Subscription Agreement, dated as of July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2016).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	+	XBRL Instance Document.
101.SCH	+	XBRL Schema Document.
101.CAL	+	XBRL Calculation Linkbase Document.
101.LAB	+	XBRL Label Linkbase Document.
101.PRE	+	XBRL Presentation Linkbase Document.
101.DEF	+	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.
+		Filed electronically with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: November 2, 2016

FLOTEK INDUSTRIES, INC.

By:	/s/ ROBERT M. SCHMITZ
Robert M. Schmitz
Executive Vice President and Chief Financial Officer
Date: November 2, 2016