Form 10-K
period 2016-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2017-02-08
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 (based on the closing market price on the NYSE Composite Tape on June 30, 2016) was approximately $512,060,000. At January 31, 2017, there were 57,008,597 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2017 Annual Meeting of Stockholders.

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

ii

PART I
Item 1. Business.
General
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global, diversified, technology-driven company that develops and supplies chemistry and services to the oil and gas industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in consumer and industrial markets.
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
Recent Developments
During the fourth quarter of 2016, the Company initiated a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. The Company is executing a plan to sell or otherwise dispose of its Drilling Technologies and Production Technologies segments. An investment banking advisory services firm has been engaged and is actively marketing these segments. Effective December 31, 2016, the Company has classified the assets, liabilities, and results of operations for these two segments as “Discontinued Operations” for all periods presented.
In August 2016, the Company opened its new Global Research & Innovation Center. This state-of-the-art research facility fosters the development of next-generation innovative chemistries and permits expanded collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities are important and will distinguish the Company’s chemistry technologies and capability within the industry.

In July 2016, the Company acquired 100% of the stock and interests in International Polymerics, Inc. (“IPI”) and related entities for $7.9 million in cash consideration, net of cash acquired, and 247,764 shares of the Company’s common stock. IPI is a U.S. based manufacturer of high viscosity guar gum and guar slurry for the oil and gas industry with a wide selection of stimulation chemicals.
In January 2015, the Company acquired 100% of the assets of International Artificial Lift, LLC (“IAL”) for $1.3 million in cash consideration and 60,024 shares of the Company’s common stock. IAL specializes in the design, manufacturing and service of next-generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells. The assets, liabilities, and results of operations of IAL are included in discontinued operations.
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
In January 2014, the Company acquired 100% of the membership interest in Eclipse IOR Services, LLC (“EOGA”), a leading Enhanced Oil Recovery (“EOR”) design and injection firm. The Company paid $5.3 million in cash consideration, net of cash received, and 94,354 shares of the Company’s Common Stock. EOGA’s enhanced oil recovery processes and its use of polymers to improve the performance of EOR projects has been combined with the Company’s existing EOR products and services.
Description of Operations and Segments
The Company’s continuing operations include two strategic business segments: Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies. The Drilling Technologies and Production Technologies segments are classified as discontinued operations.
The Company offers competitive products and services derived from technological advances, some of which are patented, that are responsive to industry demands in both domestic and international markets. Flotek operates and/or distributes its products in over 20 domestic and international markets.
Financial information about operating segments and geographic concentration is provided in Note 19 – “Segment and Geographic Information” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.

Information about the Company’s two continuing operating segments is below.
Energy Chemistry Technologies
The Energy Chemistry Technologies (“ECT”) segment designs, develops, manufactures, packages, and markets chemistries for use in oil and gas (“O&G”) well drilling, cementing, completion, and stimulation activities designed to maximize recovery in both new and mature fields. These specialty chemistries possess enhanced performance characteristics and are manufactured to withstand a broad range of downhole pressures, temperatures and other well-specific conditions to be compliant with customer specifications. This segment has technical services laboratories and a research and innovation laboratory that focus on design improvements, development and viability testing of new chemistry formulations, and continued enhancement of existing products. Chemistries branded Complex nano-Fluid® technologies (“CnF® products”) are patented both domestically and internationally and are proven strategically cost-effective performance additives within both oil and natural gas markets. The CnF® product mixtures are environmentally friendly, stable mixtures of plant derived oils, water, and surface active agents which organize molecules into nano structures. The combined advantage of solvents, surface active agents and water, and the resultant nano structures, improve well treatment results as compared to the independent use of solvents and surface active agents. CnF® products are composed of renewable, plant derived, cleaning ingredients and oils that are certified as biodegradable. CnF® chemistries help achieve improved operational and financial results for the Company’s customers in low permeability sand and shale reservoirs.
Consumer and Industrial Chemistry Technologies
The Consumer and Industrial Chemistry Technologies (“CICT”) segment sources citrus oil domestically and internationally and is one of the largest processors of citrus oils in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in the oil & gas industry and numerous other industries around the world. The CICT segment designs, develops, and manufactures products that are sold to companies in the flavor and fragrance industries and specialty chemical industry. These technologies are used within food and beverage, fragrance, and household and industrial cleaning products industries.
Discontinued Operations
Drilling Technologies. The Drilling Technologies segment, reported as discontinued operations, provides downhole drilling tools for use in energy and mining activities. This segment assembles, rents, sells, inspects, and markets specialized equipment used in energy, mining, and industrial drilling activities. Established tool rental operations are located throughout the United States (the “U.S.”) and in a number of international markets.
Production Technologies. The Production Technologies segment, reported as discontinued operations, provides pumping system components, electric submersible pumps (“ESPs”), gas separators, production valves, and complementary services. Through the Company’s acquisition of IAL, the Company provides a line of next generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells.
Seasonality
Overall, operations are not significantly affected by seasonality. Certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operations and financial position. In particular, citrus oil inventories increase during the first and second quarters in-line with the citrus crop harvest and processing season. The performance of certain services within each of the Company’s segments can be susceptible to both weather and naturally occurring phenomena, including, but not limited to, the following:

•	the severity and duration of winter temperatures in North America, which impacts natural gas storage levels, drilling activity, and commodity prices;

•	the timing and duration of the Canadian spring thaw and resulting restrictions that impact activity levels;

•	the timing and impact of hurricanes upon coastal and offshore operations; and

•	adverse weather and disease can affect citrus crops in Florida and Brazil which can negatively impact the availability of citrus oils for the CICT business unit.
Product Demand and Marketing
Demand for the Company’s energy chemistry products and services is dependent on levels of conventional and non-conventional oil and natural gas well drilling and completion activity, both domestically and internationally. Products in both the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies segments are marketed directly to customers through the Company’s direct sales force and through certain contractual agency arrangements. Established customer relationships provide repeat sales opportunities within all segments. While the Company’s primary marketing efforts remain focused in North America, a growing amount of resources and effort are focused on emerging international markets, especially in the Middle East and North Africa (“MENA”), Asia-Pacific, and South America. In addition to direct marketing and relationship development, the Company also markets products and services through the use of third party agents primarily in international markets.

Customers
The Company’s customers primarily include major integrated oil and natural gas companies, oilfield service companies, independent oil and natural gas companies, pressure pumping service companies, international supply chain management companies, national and state-owned oil companies, household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies. In the two segments reported in continuing operations, the Company had two major customers for the year ended December 31, 2016, which accounted for 16% and 13% of consolidated revenue, three major customers for the year ended December 31, 2015, which accounted for 17%, 15%, and 11% of consolidated revenue, and one major customer for the year ended December 31, 2014, which accounted for 22% of consolidated revenue. In aggregate, the Company’s largest three customers collectively accounted for 36%, 43%, and 41% of consolidated revenue for the years ended December 31, 2016, 2015, and 2014, respectively.
Research and Innovation
The Company is engaged in research and innovation activities focused on the design of reservoir specific, customized chemistries in the Energy Chemistry Technologies segment and improvement of flavor and fragrance additives in the Consumer and Industrial Chemistry Technologies segment. In these two segments, for the years ended December 31, 2016, 2015, and 2014, the Company incurred $9.3 million, $6.7 million, and $4.8 million, respectively, of research and innovation expense. In 2016, research and innovation expense was approximately 3.5% of consolidated revenue. The Company expects that its 2017 research and innovation investment will increase in response to growth of the business.
Backlog
Due to the nature of the Company’s contractual customer relationships and the way they operate, the Company has historically not had significant backlog order activity.
Intellectual Property
The Company’s policy is to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost-effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, trade secrets, proprietary designs, and manufacturing and operational expertise, are necessary and appropriate to protect its intellectual property and ensure continued strategic advantage. Within its continuing operations, the Company currently has 16 issued patents and over six dozen pending patent applications filed in the U.S.

and abroad on various chemical compositions and methods, and software methods. In addition, the Company currently has 59 registered trademarks and over three dozen pending trademark applications filed in the U.S. and abroad, covering a variety of its goods and services.
Competition
The ability to compete in the oilfield services industry and the consumer and industrial markets is dependent upon the Company’s ability to differentiate its products and services, provide superior quality and service, and maintain a competitive cost structure with sufficient raw material supplies. Activity levels in the oil field services industry are impacted by current and expected oil and natural gas prices, oil and natural gas drilling activity, production levels, and customer drilling and production designated capital spending. Domestic and international regions in which Flotek operates are highly competitive. The unpredictability of the energy industry and commodity price fluctuations create both increased risk and opportunity for the products and services of both the Company and its competitors.
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
The citrus-based terpene (d-limonene) is a major feedstock for many of the Company’s CnF® chemistries. In addition, the Company utilizes naturally derived terpenes from other sources and bio-based solvents from other natural sources when it determines the efficacy of such formulas is appropriate. The Company has the ability to purify these alternative solvents to ensure they meet Flotek’s rigorous environmental standards.
The Company’s Consumer and Industrial Chemistry Technologies segment faces competition from other citrus processors, flavor companies, and other solvent sources. Other terpenes and esters can provide an effective substitute to the Company’s citrus-based terpenes, although, without refinement and enhanced formulations efforts, are generally of lower quality. Such terpenes and esters can be cheaper than citrus terpenes, but, as noted above, can contain unfavorable characteristics and compounds that have varying degrees of toxicity and performance limitations. The Company’s chemistries are intended to replace these undesirable qualities. In addition, the segment’s flavor ingredients compete with synthetic and bio-engineered substitutes that are cheaper than natural flavors derived from citrus oils. These substitutes lack complexity and impact of the Company’s natural flavors and fragrances.

Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities, however, could be adversely affected by extreme weather conditions. Additionally, certain raw materials used by the chemistries segments are available from limited sources. Disruptions to suppliers could materially impact sales. The prices paid for raw materials vary based on energy, steel, citrus, guar, and other commodity price fluctuations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position, and global demand. Higher prices for chemistries, steel, citrus, guar, and other raw materials could adversely impact future sales and contract fulfillments.
The Company is diligent in its efforts to identify alternate suppliers, in its contingency planning for potential supply shortages and in its proactive efforts to reduce costs through competitive bidding practices. When able, the Company uses multiple suppliers, both domestically and internationally, to purchase raw materials on the open market.
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
Government Regulations
The Company is subject to federal, state, and local environmental, occupational safety, and health laws and regulations within the U.S. and other countries in which the Company does business. These laws and regulations strictly govern the manufacture, storage, transportation, sale, use, and disposal of chemistry products. The Company strives to ensure full compliance with all regulatory requirements and is unaware of any material instances of noncompliance.
The Company continually evaluates the environmental impact of its operations and attempts to identify potential liabilities and costs of any environmental remediation, litigation, or associated claims. Several products of the Energy Chemistry Technologies’ and Consumer and Industrial Chemistry Technologies’ segments are considered hazardous materials. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, to remediate any contamination. No environmental claims are currently being litigated, and the Company does not expect that costs related to remediation requirements will have a significant adverse effect on the Company’s consolidated financial position or results of operations.
Employees
At December 31, 2016, the Company had 363 employees in its continuing operations and 154 employees in its discontinued operations segments, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international locations have staffing or work arrangements that are contingent upon local work councils or other regulatory approvals.
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
The 2016 Annual Chief Executive Officer Certification required by the NYSE was submitted on May 4, 2016. The certification was not qualified in any respect. Additionally, the Company has filed all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2017 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of business conduct and ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website.

Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations, and cash flows are subject to various risks and uncertainties. Readers of this report should not consider any descriptions of these risk factors to be a complete set of all potential risks that could affect Flotek. These factors should be carefully considered together with the other information contained in this Report and the other reports and materials filed by the Company with the SEC. Further, many of these risks are interrelated and, as a result, the occurrence of certain risks could trigger and/or exacerbate other risks. Such a combination could materially increase the severity of the impact of these risks on our business, results of operations, financial condition, or liquidity.
This Annual Report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements discuss Company prospects, expected revenue, expenses and profits, strategic and operational initiatives, and other activities. Forward-looking statements also contain suppositions regarding future oil and natural gas industry conditions, as well as market conditions impacting the consumer and industrial business, both domestically and internationally. The Company’s results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including risks described below and elsewhere. See “Forward-Looking Statements” at the beginning of this Annual Report.
Risks Related to the Company’s Business
The Company’s business is largely dependent upon domestic and international oil and natural gas industry spending, as well as consumer trends in the Company’s consumer and industrial business. Spending could be adversely affected by industry conditions, consumer trends or by new or increased governmental regulations, global economic conditions, the availability of credit, and lower oil and natural gas prices. All of these factors are beyond the Company’s control. The resulting reductions in customers’ expenditures could have a significant adverse effect on Company revenue, margins, and overall operating results.
The Company’s energy segment is dependent upon customers’ willingness to make operating and capital expenditures for exploration, development and production of oil and natural gas in both North American and global markets. Customers’ expectations of a decline in future oil and natural gas market prices could result in curtailed spending, thereby reducing demand for the Company’s products and services. Industry conditions are influenced by numerous factors over which the Company has no control, including the supply of and demand for oil and natural gas, domestic and international economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and natural gas producers and service companies.

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
One indicator of drilling and production spending is drilling activity as measured by rig count, which the Company actively monitors to gauge market conditions and forecast product and service demand. A reduction in drilling activity could cause a decline in the demand for, or negatively affect the price of, some of the Company’s products and services. Domestic demand for oil and natural gas could also be uniquely affected by public attitude regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels, taxation of oil and gas, perception of “excess profits” of oil and gas companies, and anticipated changes in governmental regulation and policy.
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

The Company’s consumer and industrial business is dependent on consumer demand for environmentally preferred solvents, as well as flavors and fragrances that are based on the unique attributes of citrus oils. Synthetic and bio-derived chemicals compete with the Company’s line of naturally derived products and could affect future demand.
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
The oil and natural gas industry is characterized by technological advancements that have historically resulted in, and will likely continue to result in, substantial improvements in the scope and quality of oilfield chemistries and their function and performance. Consequently, the Company’s future success is dependent, in part, upon the Company’s continued ability to timely develop innovative products and services. Increasingly sophisticated customer needs and the ability to anticipate and respond to technological and operational advances in the oil and natural gas industry is critical. If the Company fails to successfully develop and introduce innovative products and services that appeal to customers, or if existing or new market competitors develop superior products and services, the Company’s revenue and profitability could deteriorate.
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
Increased competition could exert downward pressure on prices charged for the Company’s products and services.
The Company operates in a competitive environment characterized by large and small competitors. Competitors with greater resources and lower cost structures or who are trying to gain market share may be successful in providing competing products and services to the Company’s customers at lower prices than the Company currently charges. This may require the Company to lower its prices, resulting in an adverse impact on revenues, margins, and operating results.

If the Company is unable to adequately protect intellectual property rights or is found to infringe upon the intellectual property rights of others, the Company’s business is likely to be adversely affected.
The Company relies on a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements, and other security measures to establish and protect the Company’s intellectual property rights. Although the Company believes that existing measures are reasonably adequate to protect intellectual property rights, there is no assurance that the measures taken will prevent misappropriation of proprietary information or dissuade others from independent development of similar products or services. Moreover, there is no assurance that the Company will be able to prevent competitors from copying, reverse engineering, modifying, or otherwise obtaining and/or using the Company’s technology and proprietary rights to create competitive products or services. The Company may not be able to enforce intellectual property rights outside of the U.S. Additionally, the laws of certain countries in which the Company’s products and services are manufactured or marketed may not protect the Company’s proprietary rights to the same extent as do the laws of the U.S. Furthermore, other third parties may infringe, challenge, invalidate, or circumvent the Company’s patents, trademarks, copyrights and trade secrets. In each case, the Company’s ability to compete could be significantly impaired.
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
The Company is exposed and, in the future, may be exposed to allegations of patent and other intellectual property infringement from others. The Company may allege infringement of its patents and other intellectual property rights against others. Under either scenario, the Company could become involved in costly litigation or other legal proceedings regarding its patent or other intellectual property rights, from both an enforcement and defensive standpoint. Even if the Company chooses to enforce its patent or other intellectual property rights against a third party, there may be risk that the Company’s patent or other intellectual property rights become invalidated or otherwise unenforceable through legal proceedings. If intellectual property infringement claims are asserted against the Company, the Company could defend itself from such assertions or could seek to obtain a license under the third party’s intellectual property rights in order to mitigate exposure. In the event the Company cannot obtain a license, third parties could file lawsuits or other legal proceedings against the Company, seeking damages (including treble damages) or an injunction against the manufacture, use, sale, offer for sale, or importation of the

Company’s products and services. These could result in the Company having to discontinue the use, manufacture, and sale of certain products and services, increase the cost of selling certain products and services, or result in damage to the Company’s reputation. An award of damages, including material royalty payments, or the entry of an injunction order against the use, manufacture, and sale of any of the Company’s products and services found to be infringing, could have an adverse effect on the Company’s results of operations and ability to compete.
The loss of key customers could have an adverse impact on the Company’s results of operations and could result in a decline in the Company’s revenue.
The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. In the two segments reported in continuing operations, revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2016, 2015, and 2014, totaled 36%, 43%, and 41%, respectively. Customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have an adverse effect on the Company’s ability to service customer’s needs and could result in a loss of customers.
Materials used in servicing and manufacturing operations as well as those purchased for sale are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Company facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the Energy Chemistry Technologies and the Consumer and Industrial Chemistry Technologies segments are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy, steel and other commodity prices; weather and disease associated with the Company’s crop dependent raw materials, specifically citrus greening; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. The Energy Chemistry Technologies and the Consumer and Industrial Chemistry Technologies segments secure short and long term supply agreements for critical raw materials from both domestic and international vendors. The Drilling Technologies and Production Technologies segments, reported as discontinued operations at December 31, 2016, purchase critical raw materials on the open market and, where able, from multiple suppliers, both domestically and internationally.

The prices of key raw materials including citrus terpenes and natural polymers (guar) are subject to market fluctuations which at times can be significant and unpredictable. The Company may be unable to pass along price increases to its customers, which could result in an adverse impact on margins and operating profits. The Company currently uses purchasing strategies designed, where possible, to align the timing of customer demand with supply commitments. However, the Company currently does not hedge commodity prices, and there is no guarantee that the Company’s purchasing strategies will prevent cost increases from resulting in adverse impacts on margins and operating profits.
If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.
The Company depends on the continued service of the Chief Executive Officer and President, the Chief Financial Officer, the Executive Vice President, Operations, the Executive Vice President, Research and Development, and other key members of the executive management team, who possess significant expertise and knowledge of the Company’s business and industry. Furthermore, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with all of these key members; however, at December 31, 2016, the Company only carries key man life insurance for the Chief Executive Officer and the Executive Vice President of Operations. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. On November 2, 2016, Robert M. Schmitz notified the Company of his decision to retire as the Company’s Executive Vice President and Chief Financial Officer effective in the first quarter of 2017. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.
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
The Company relies on access to information systems for its operations. Failures of or interference with access to these systems, such as network communications disruptions, could have an adverse effect on our ability to conduct operations or directly impact consolidated reporting. Security breaches pose a risk to confidential data and intellectual property, which could result in damages to our competitiveness and reputation. The Company has policies and procedures in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches. However, there can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks.
The Company may pursue strategic acquisitions, joint ventures, and strategic divestitures, which could have an adverse impact on the Company’s business.
The Company’s past and potential future acquisitions, joint ventures, and divestitures involve risks that could adversely affect the Company’s business. Negotiations of potential acquisitions, joint ventures, or other strategic relationships, integration of newly acquired businesses, and/or sales of existing businesses could be time consuming and divert management’s attention from other business concerns. Acquisitions and joint ventures could also expose the Company to unforeseen liabilities or risks associated with new markets or businesses. Unforeseen operational difficulties related to acquisitions and joint ventures could result in diminished financial performance or require a disproportionate amount of the Company’s management’s attention and resources. Additionally, acquisitions could result in the commitment of capital resources without the realization of anticipated returns. Divestitures could result in the loss of future earnings without adequate compensation and the loss of unrealized strategic opportunities.
If the Company does not manage the potential difficulties associated with expansion successfully, the Company’s operating results could be adversely affected.
The Company has grown over the last several years through internal growth, strategic alliances, and strategic business and asset acquisitions. The Company believes future success will depend, in part, on the Company’s ability to adapt to market opportunities and changes, to successfully integrate the operations of any businesses acquired, expansion of existing product and service lines, and potentially expand into new product and service areas in which the Company may not have prior experience. Factors that could result in strategic business difficulties include, but are not limited to:

•	failure to effectively integrate acquisitions, joint ventures or strategic alliances;

•	failure to effectively plan for risks associated with expansion into areas in which management lacks prior experience;

•	lack of experienced management personnel;

•	increased administrative burdens;

•	lack of customer retention;

•	technological obsolescence; and

•	infrastructure, technological, communication and logistical problems associated with large, expansive operations.
If the Company fails to manage potential difficulties successfully, the Company’s operating results could be adversely impacted.
We may be exposed to liabilities or losses from operations that we have or will discontinue or otherwise sell, including our Drilling Technologies and Production Technologies segments.
During the fourth quarter of 2016, the Company initiated a strategic restructuring under which the Company plans to sell or otherwise dispose its Drilling Technologies and Production Technologies segments. Effective December 31, 2016, the Company has classified the assets, liabilities, and results of operations for these two segments as “Discontinued Operations” for all periods presented. We intend to sell as a going-concern or otherwise dispose of the two segments by the end of 2017; however, we cannot assure that we will complete a transaction under terms favorable to the Company, or even at all. Similarly, we may incur unanticipated additional costs in connection with the sale or disposition of the Drilling Technologies and Production Technologies segments. If we are not able to sell or dispose of the two segments on terms favorable to the Company, our business, prospects, financial condition or operating results could be harmed.
The Company’s ability to grow and compete could be adversely affected if adequate capital is not available.
The ability of the Company to grow and be competitive in the market place is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to equity and debt financing. The Company’s term and revolving loan agreements require approval and place limits on certain capital transactions and various business acquisitions and combinations. The Company cannot guarantee that cash flows will be sufficient, or that the Company will continue to be able to obtain equity or debt financing on acceptable terms, or at all. As a result, the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or to respond to competitive pressures.

The Company’s revolving credit facility and term loan have variable interest rates that could increase.
At December 31, 2016, the Company had a $55.2 million revolving credit facility commitment subject to collateral availability limits. The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. The current credit facility remains in effect until May 10, 2020.
The amount the Company borrowed under a term loan was reset to $10.0 million effective as of September 30, 2016. The interest rate on the term loan varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 2.25% to 2.75% or (b) between the London Interbank Lending Rate (LIBOR) plus 3.25% to 3.75%.
There can be no assurance that the revolving credit facility and the term loan will not experience significant interest rate increases.
Failure to collect for goods and services sold to key customers could have an adverse effect on the Company’s financial results, liquidity and cash flows.
The Company performs credit analysis on potential customers; however, credit analysis does not provide full assurance that customers will be willing and/or able to pay for goods and services purchased from the Company. Furthermore, collectability of international sales can be subject to the laws of foreign countries, which may provide more limited protection to the Company in the event of a dispute over payment. Because sales to domestic and international customers are generally made on an unsecured basis, there can be no assurance of collectability. If one or more major customers are unwilling or unable to pay its debts to the Company, it could have an adverse effect of the Company’s financial results, liquidity and cash flows.
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
The Company’s operations are subject to risks inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires, severe weather, oil and chemical spills, and other hazards. These conditions can result in personal injury or loss of life, damage to property, equipment and the environment, as well as suspension of customers’ oil and gas operations. These events could result in damages requiring costly repairs, the interruption of Company business, including the loss of revenue and profits, and/or the Company being named as a defendant in lawsuits asserting large claims. The Company maintains insurance coverage it believes is adequate and customary to the oil and natural gas services industry to mitigate liabilities associated with these potential hazards. The Company does not have insurance against all foreseeable risks. Consequently, losses and liabilities arising from uninsured or underinsured events could have an adverse effect on the Company’s business, financial condition, and results of operations.
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
Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” which include carbon dioxide, methane, and other volatile organic compounds, may be contributory to the warming effect of the Earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing worldwide attention. For example, the Paris Agreement was signed in 2016, which sets forth a global framework to address climate change. Legislation and regulatory initiatives at the regional, state, and local level have been considered and in some cases adopted in an effort to reduce greenhouse gases. Some states have individually or in regional cooperation imposed restrictions on greenhouse gas emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content. In addition, the Environmental Protection Agency, the Bureau of Land Management, and some states have issued regulations that impose certain standards in an effort to limit greenhouse gas emissions from oil and gas exploration and production operations.
Existing or future laws, regulations, treaties, or international agreements related to greenhouse gases, climate change, and indoor air quality, including energy conservation or alternative energy incentives, could have a negative impact on the Company’s operations, if regulations resulted in a reduction in worldwide demand for oil, natural gas, and citrus oils. Other results could be increased compliance costs and additional operating restrictions, each of which could have a negative impact on the Company’s operations.
Changes in regulatory compliance obligations of critical suppliers may adversely impact our operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), signed into law on July 21, 2010, includes Section 1502, which required the Securities and Exchange Commission to adopt additional disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” for which such conflict minerals are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC-reporting company. The metals covered by these rules include tin, tantalum, tungsten and gold. The Company and Company suppliers use some of these materials in their production processes.
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
Revenue from the sale of products to customers outside the U.S. has been steadily increasing. The Company and its customers are subject to risks inherent in doing business outside of the U.S., including, but not limited to:

•	governmental instability;

•	corruption;

•	war and other international conflicts;

•	civil and labor disturbances;

•	requirements of local ownership;

•	cartel behavior;

•	partial or total expropriation or nationalization;

•	currency devaluation; and

•	foreign laws and policies, each of which can limit the movement of assets or funds or result in the deprivation of contractual rights or appropriation of property without fair compensation.
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
The Company is subject to income, property, excise, employment, and other taxes in the U.S. and a variety of other jurisdictions around the world. Tax rules and regulations in the U.S. and around the world are complex and subject to interpretation. From time to time, taxing authorities conduct audits of the Company’s tax filings and may make claims for increased taxes and, in some cases, assess interest and penalties. The assessments for back taxes, interest, and penalties could be significant. If the Company is unsuccessful in contesting these claims, the resulting payments could result in a drain on the Company’s capital resources and liquidity.

Risks Related to the Company’s Industries
General economic declines (recessions), limits to credit availability, and industry specific factors could have an adverse effect on energy industry activity, demand for flavor and fragrance products, and the Company’s citrus based solvents resulting in lower demand for the Company’s products and services.
Worldwide economic uncertainty can reduce the availability of liquidity and credit markets to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with pressure on worldwide equity markets could continue to impact the worldwide economic climate. Unrest in the Middle East or other regions of the world may also impact demand for the Company’s products and services both domestically and internationally.
Demand for the Company’s energy segments’ products and services is dependent on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for the Company’s energy products and services is particularly sensitive to levels of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. One indication of drilling and production activity and spending is rig count, which the Company monitors to gauge market conditions. Any prolonged reduction in oil and natural gas prices or drop in rig count could depress current levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity could result in a corresponding decline in the demand for the Company’s oil and natural gas well products and services, which could have a material adverse effect on the Company’s revenue and profitability.
The Company’s consumer and industrial customers would be adversely affected if economic activity decreased dramatically. One of the Company’s primary products, d-limonene, is often used to replace less desirable solvents in numerous consumer and industrial applications and is often more expensive than other materials. As economic activity decreases, consumer and industrial companies not only consume less solvent, they also may relax their environmental preferences and purchase cheaper solvents. Demand for the Company’s flavor and fragrance ingredients could be negatively impacted as a result of a decline in demand for consumer based products containing these ingredients. The Company’s revenue and profitability could be negatively impacted if demand for these products softens because of weak economic activity. Furthermore, the segment is a critical supplier of unique flavor and fragrance additives from citrus for use in major retail beverages and fragrances. Reformulations away from natural citrus ingredients by these major retail branded products would adversely affect the segment.
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
The markets for oil and natural gas have historically been volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending. The oil and natural gas markets may be volatile in the future. The demand for the Company’s products and services is, in large part, driven by general levels of exploration and production spending and drilling activity by its customers. Continued weakness in oil and natural gas prices has caused a decline in exploration and drilling activities, as compared to prior peak periods, and a continuing weakness in oil and gas prices or further decreases could cause further declines in exploration and production activities. This, in turn, could result in lower demand in the future for the Company’s products and services and could result in lower prices for the Company’s products and services. Further declines in oil or natural gas prices could adversely affect the Company’s business, financial condition, and results of operations.
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
The stock market has experienced significant price and volume fluctuations in recent years that have affected the price of common stock of companies within many industries including the oil and natural gas industry. The price of the Company’s common stock could fluctuate based upon factors that have little to do with the Company’s operational performance, and these fluctuations could materially reduce the Company’s stock price. The Company could be a defendant in a legal case related to a significant loss of value for the shareholders. This could be expensive and divert management’s attention and Company resources, as well as have an adverse effect on the Company’s business, financial condition, and results of operations.
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
The Company does not anticipate paying any cash dividends on the Company’s common stock within the foreseeable future. The Company currently intends to retain all future earnings to fund the development and growth of the Company’s business and to meet current debt obligations. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend, among other things, on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations deemed relevant by the board of directors. Additionally, the Company’s current credit facility restricts the payment of dividends without the prior written consent of the lenders. Investors must rely on sales of common stock held after price appreciation, which may never occur, in order to realize a return on their investment.
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
The Company is currently authorized to issue up to 80,000,000 shares of common stock. The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders ownership interests. Additional shares are subject to issuance through various equity compensation plans or through the exercise of currently outstanding options. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have an adverse effect on the price of the Company’s common stock.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
At December 31, 2016, the Company operated 32 manufacturing, warehouse, and research facilities in 12 U.S. states and one research facility in Calgary, Alberta. The Company owns 16 of these facilities and the remainder are leased with lease terms that expire from 2017 through 2031. In addition, the Company’s corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Energy Chemistry Technologies	Owned	Carthage, Texas
	Owned	Dalton, Georgia
	Owned	Healdton, Oklahoma
	Owned	Marlow, Oklahoma
	Owned	Monahans, Texas
	Owned	Waller, Texas
	Leased	Calgary, Alberta
	Leased	Houston, Texas
	Leased	Hurst, Texas
	Leased	Natoma, Kansas
	Leased	Plano, Texas
	Leased	Raceland, Louisiana
	Leased	The Woodlands, Texas
Consumer and Industrial Chemistry Technologies	Owned	Winter Haven, Florida
Discontinued Operations
Drilling Technologies	Owned	Evanston, Wyoming
	Owned	Houston, Texas

Segment	Owned/Leased	Location
Discontinued Operations
Drilling Technologies	Owned	Midland, Texas
	Owned	Oklahoma City, Oklahoma
	Owned	Robstown, Texas
	Owned	Vernal, Utah
	Leased	Bossier City, Louisiana
	Leased	Grand Prairie, Texas
	Leased	New Iberia, Louisiana
	Leased	Odessa, Texas
	Leased	Pittsburgh, Pennsylvania
	Leased	Wysox, Pennsylvania
Production Technologies	Owned	Dickinson, North Dakota
	Owned	Gillette, Wyoming
	Owned	Vernal, Utah
	Leased	Boyd, Texas
	Leased	Denver, Colorado
	Leased	Farmington, New Mexico
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
In January 2016, three derivative lawsuits were filed, two in the District Court of Harris County, Texas (which have since been consolidated into one case), and one in the United States District Court for the Southern District of Texas, on behalf of the Company against certain of its officers and its current directors. The lawsuits allege violations of law, breaches of fiduciary duty, and unjust enrichment against the defendants.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock began trading on the NYSE on December 27, 2007 under the stock ticker symbol “FTK.” As of the close of business on January 31, 2017, there were 57,008,597 shares of common stock outstanding held by approximately 12,800 holders of record. The Company’s closing sale price of the common stock on the NYSE on January 31, 2017 was $10.57. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on its common stock and intends to continue to use earnings and other cash in the maintenance and expansion of its business. Further, the Company’s credit facility contains provisions that limit its ability to pay cash dividends on its common stock.

The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of common stock as reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal quarter ended:	2016		2015
	High	Low	High	Low
March 31,	$11.11	$5.52	$18.76	$14.35
June 30,	$13.82	$6.73	$18.87	$11.27
September 30,	$16.60	$12.88	$20.70	$11.62
December 31,	$14.84	$8.96	$20.98	$8.72

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in the Company’s common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period beginning December 31, 2011 through December 31, 2016. The performance graph assumes $100 invested on December 31, 2011 in each of the Company’s common stock, the Russell 2000 Index, and the Philadelphia Oil Service Index and that all dividends were reinvested.

The following graph should not be deemed to be filed as part of this Annual Report, does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent the Company specifically incorporates the graph by reference.

	December 31,
	2011	2012	2013	2014	2015	2016
Flotek Industries, Inc.	$100	$122	$202	$188	$115	$94
Russell 2000 Index	$100	$115	$157	$163	$153	$183
Philadelphia Oil Service Index (OSX)	$100	$102	$130	$97	$73	$85

Securities Authorized for Issuance Under Equity Compensation Plans
Equity compensation plan information relating to equity securities authorized for issuance under individual compensation agreements at December 31, 2016 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,114,923	$8.87	1,787,860
Equity compensation plans not approved by security holders	—	$—	—
Total	2,114,923	$8.87	1,787,860

(1)	Includes shares for outstanding stock options (663,288 shares), restricted stock awards (683,242 shares), and restricted stock unit share equivalents (768,393 shares).

(2)
The weighted-average exercise price is for outstanding stock options only and does not include outstanding restricted stock awards or restricted stock unit share equivalents that have no exercise price.

Issuer Purchases of Equity Securities
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2016, the Company has repurchased $20.1 million of its common stock under this repurchase program and $4.9 million may yet be used to purchase shares.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50.0 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2016, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.
Repurchases of the Company’s equity securities during the three months ended December 31, 2016 are as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 to October 31, 2016	1,078	$14.54	—	$54,907,862
November 1 to November 30, 2016	—	$—	—	$54,907,862
December 1 to December 31, 2016	147,009	$9.57	—	$54,907,862
Total	148,087	$9.61	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At December 31, 2016, this covenant limits additional share repurchases to $4.9 million.

Item 6. Selected Financial Data.
The following table sets forth certain selected historical financial data and should be read in conjunction with Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report. The selected operating and financial position data as of and for each of the five years presented has been derived from audited consolidated Company financial statements, some of which appear elsewhere in this Annual Report. Financial data has been adjusted for discontinued operations, as indicated.
During the fourth quarter of 2016, the Company initiated a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. The Drilling Technologies and Production Technologies segments will be sold or otherwise disposed of and have been classified as “Discontinued Operations” for all periods presented because of this strategic shift in operations and the major effect it will have on operations and financial results.

During 2016 and 2015, the Company made one small acquisition each year, and in 2014, the Company made two small acquisitions. Insignificant non-recurring charges were incurred related to these acquisitions. The net income and non-recurring charges related to these acquisitions do not materially affect comparability.
Impairments recognized in 2016 and 2015 relate to the Drilling Technologies and Production Technologies segments and, therefore, are included in discontinued operations.
During 2013, the Company acquired Florida Chemical Company, Inc. for purchase consideration of $106.4 million.
During 2012, the Company recorded a reduction in the valuation allowance for deferred tax assets of $16.5 million and incurred losses on the extinguishment of debt of $7.3 million. Additionally, during 2012, the Company recorded $2.6 million of income for the change in the fair value of its warrant liability.

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Operating Data
Revenue (1)	$262,832	$269,966	$319,852	$243,860	$183,962
Income (loss) from operations (1)	(7,304)	12,278	58,619	37,360	32,945

Income from continuing operations (1)	$1,907	$7,158	$39,622	$22,376	$14,114
Income (loss) from discontinued operations, net of tax	(51,037)	(20,620)	13,981	13,802	35,677
Net (loss) income	$(49,130)	$(13,462)	$53,603	$36,178	$49,791

(1) Amounts exclude impact of discontinued operations.

Per Share Data
Basic earnings (loss) per share:
Continuing operations	$0.03	$0.13	$0.73	$0.44	$0.29
Discontinued operations, net of tax	(0.91)	(0.38)	0.26	0.27	0.74
Basic earnings (loss) per share	$(0.88)	$(0.25)	$0.99	$0.71	$1.03
Diluted earnings (loss) per share:
Continuing operations	$0.03	$0.13	$0.71	$0.42	$0.28
Discontinued operations, net of tax	(0.91)	(0.37)	0.25	0.26	0.70
Diluted earnings (loss) per share	$(0.88)	$(0.24)	$0.96	$0.68	$0.98

Financial Position Data
Total assets	$386,588	$403,090	$423,276	$375,581	$219,867
Convertible senior notes, long-term debt, and capital lease obligations, less discount and current portion	7,833	18,255	25,398	35,690	22,455
Stockholders’ equity	287,343	293,651	306,003	249,752	154,730

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
Basis of Presentation
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The results of operations of Drilling Technologies and Production Technologies are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Drilling Technologies and Production Technologies segments have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheets for all periods presented.
Results of operations of the Drilling Technologies and Production Technologies segments for the years ended December 31, 2016, 2015, and 2014 are discussed below.
Executive Summary
Flotek is a global, diversified, technology-driven company that develops and supplies chemistry and services to the oil and gas industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in consumer and industrial markets.
The Company’s oilfield business includes specialty chemistries and logistics. Flotek’s technologies enable its customers in pursuing improved efficiencies in the drilling and completion of their wells. The Company also provides automated bulk material handling, loading facilities, and blending capabilities. The Company sources citrus oil domestically and internationally and is one of the largest processors of citrus oil in the world. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the oil and gas (“O&G”) industry.

Flotek operates in over 20 domestic and international markets. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also serves customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies.
Continuing Operations
The operations of the Company are categorized into two reportable segments: Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies.

•
Energy Chemistry Technologies designs, develops, manufactures, packages, and markets specialty chemistries used in O&G well drilling, cementing, completion, and stimulation. These technologies developed by Flotek’s Research and Innovation team enable customers to pursue improved efficiencies in the drilling and completion of wells.

•
Consumer and Industrial Chemistry Technologies designs, develops, and manufactures products that are sold to companies in the flavor and fragrance industries and specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

Discontinued Operations
The Drilling Technologies and Production Technologies segments are classified as discontinued operations.

•	Drilling Technologies assembles, rents, sells, inspects, and markets downhole drilling equipment used in energy, mining, and industrial drilling activities.

•
Production Technologies assembles and markets production-related equipment, including pumping system components, electric submersible pumps (“ESP”), gas separators, valves, and services that support natural gas and oil production activities.

Market Conditions
The Company’s success is sensitive to a number of factors, which include, but are not limited to, drilling and well completion activity, customer demand for its advanced technology products, market prices for raw materials, and governmental actions.
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crop,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemistries, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	2016	2015	2014	2016 vs. 2015 % Change	2015 vs. 2014 % Change
Average North American Active Drilling Rigs
United States	509	978	1,862	(48.0)%	(47.5)%
Canada	130	192	379	(32.3)%	(49.3)%
Total	639	1,170	2,241	(45.4)%	(47.8)%
Average U.S. Active Drilling Rigs by Type
Vertical	60	139	376	(56.8)%	(63.0)%
Horizontal	400	744	1,275	(46.2)%	(41.6)%
Directional	49	95	211	(48.4)%	(55.0)%
Total	509	978	1,862	(48.0)%	(47.5)%
Average North American Drilling Rigs by Product
Oil	471	835	1,745	(43.6)%	(52.1)%
Natural Gas	168	335	496	(49.9)%	(32.5)%
Total	639	1,170	2,241	(45.4)%	(47.8)%
Source: Rig count: Baker Hughes, Inc. (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity.

During the year ended 2016, North American drilling activity saw a significant decline compared to 2015 and 2014, but started to recover during the second half of the year. Total average North American active drilling rig count in 2016 decreased by 45.4% from 2015 and 47.8% from 2014 to 2015. Average North American oil drilling rig activity decreased by 43.6% in 2016 compared to 2015, and 52.1% from 2014 to 2015. Average North American natural gas drilling rig count decreased by 49.9% in 2016 compared to 2015, and 32.5% from 2014 to 2015.
Average U.S. rig activity decreased by 48.0% in 2016 compared to 2015, and 47.5% from 2014 to 2015. Average Canadian rig count in 2016 decreased by 32.3% from 2015, and 49.3% from 2014 to 2015.
According to data collected by the U.S. Energy Information Administration (“EIA”), completions in the seven most prolific areas in the lower 48 states decreased 43.0% in 2016 compared to 2015 and 38.1% from 2014 to 2015.
Outlook for 2017
After a continuous decline in North American drilling rig activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although a continuing recovery appears to be underway, the level of drilling and completion activity is still depressed compared to historical levels. Assuming the price for crude oil remains relatively stable and regulatory impediments are reduced, the Company expects North American oilfield activity to improve modestly throughout 2017.
During 2016, the Company continued to successfully promote the efficacy of its CnF® chemistries resulting in a 14.7% increase in CnF® sales volumes compared to 2015, despite a

45.4% decline in North American general oilfield activity. Although quarter to quarter performance may vary, the Company expects its Energy Chemistry Technologies sales to outperform market activity metrics over time by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and the continuation of its direct-to-operator sales program known as the Flotek Store™. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain.
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

The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils, industrial solvents, and flavor and fragrance ingredients. Although current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business, as well as both internal and external industrial markets, the market supply of citrus oils has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease. This reduced supply has resulted in higher citrus oil prices and increased price volatility. The Company expects terpene prices to remain elevated for the foreseeable future. However, the Company expects its strong market position to enable it to maintain a stable supply of citrus oils for internal use and external sales. The Company expects to manage the impact of increasing terpene costs through the development of new product formulations and pricing strategies.
During the fourth quarter 2016, the Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. The Company initiated a process to market for sale its Drilling Technologies and Production Technologies segments and has identified potential buyers. Marketing efforts are ongoing to ensure the completion of these sales during 2017.

Capital expenditures for continuing operations, exclusive of acquisitions, totaled $14.0 million in 2016, inclusive of $6.3 million for the completion of its Global Research & Innovation Center. The Company expects capital spending to be between $15 million and $20 million in 2017. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
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

Results of Continuing Operations (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenue	$262,832	$269,966	$319,852
Cost of revenue	172,154	173,660	189,088
Gross profit	90,678	96,306	130,764
Gross margin %	34.5%	35.7%	40.9%
Selling, general and administrative costs	80,150	70,276	61,236
Selling, general and administrative costs %	30.5%	26.0%	19.1%
Depreciation and amortization	8,530	7,108	6,141
Research and innovation costs	9,320	6,657	4,787
Gain on disposal of long-lived assets	(18)	(13)	(19)
(Loss) income from operations	(7,304)	12,278	58,619
Operating margin %	(2.8)%	4.5%	18.3%
Gain on legal settlement	12,730	—	—
Interest and other expense, net	(2,282)	(1,644)	(1,749)
Income before income taxes	3,144	10,634	56,870
Income tax expense	(1,237)	(3,476)	(17,248)
Income from continuing operations	1,907	7,158	39,622
(Loss) income from discontinued operations, net of tax	(51,037)	(20,620)	13,981
Net (loss) income	$(49,130)	$(13,462)	$53,603

Results for 2016 compared to 2015—Consolidated
Consolidated revenue for the year ended December 31, 2016, decreased $7.1 million, or 2.6%, from 2015. The decrease in revenue was due to an 11.9% decline in Energy Chemistry Technologies revenue driven by reduced oilfield market activity. This was partially offset by a 32.3% increase in Consumer and Industrial Chemistry Technologies revenue primarily related to increased citrus terpene prices.
Consolidated gross profit for the year ended December 31, 2016, decreased $5.6 million, or 5.8%, from 2015. Gross margin as a percentage of revenue decreased to 34.5% for the year ended December 31, 2016, from 35.7% in 2015, primarily attributable to increased inventory cost and direct costs associated with manufacturing in the Consumer and Industrial Chemistry Technologies segment, partially offset by higher volumes of all CnF® products sold in Energy Chemistry Technologies.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs as a percentage of revenue rose from 26.0% to 30.5% for the year ended December 31, 2016, compared to 2015, as SG&A costs grew while revenues declined. SG&A costs increased $9.9 million, or 14.1%, for the year ended December 31, 2016, from 2015, primarily due to higher professional and legal fees and increased head count in the Energy Chemistry Technologies sales and support staff for new business lines.
Depreciation and amortization expense not included in gross profit for the year ended December 31, 2016, increased by $1.4 million, or 20.0%, from 2015. This increase was primarily attributable to the completion and equipping of the Global Research & Innovation Center in August 2016, along with other improvements to manufacturing facilities.
Research and Innovation (“R&I”) expense for the year ended December 31, 2016, increased $2.7 million, or 40.0%, from 2015. The increase in R&I is primarily attributable to Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth of our existing product lines, and the development of new chemistries which are expected to expand the Company’s intellectual property portfolio.
In December 2016, the Company recognized a gain of $12.7 million from a legal settlement related to disgorgement of potential short-swing trading profits from a stockholder.
Interest and other expense increased $0.6 million for the year ended December 31, 2016, compared to 2015, primarily due to the interest rate increases on the term loan and revolving credit facility effective March 31, 2016, and September 30, 2016, associated with the credit facility amendments.
The Company recorded an income tax provision of $1.2 million, yielding an effective tax provision rate of 39.3%, for the year ended December 31, 2016, compared to an income tax provision of $3.5 million, yielding an effective tax provision rate of 32.7%, in 2015.
The Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. The Company initiated a process to market for sale the Drilling Technologies and Production Technologies segments and has identified potential buyers. Marketing efforts are ongoing to ensure the completion of these sales during 2017. The Company recorded a net loss from discontinued operations of $51.0 million in 2016 for the classification of the Drilling Technologies and Production Technologies segments as held for sale.
Results for 2015 compared to 2014—Consolidated
Consolidated revenue for the year ended December 31, 2015, decreased $49.9 million, or 15.6%, from 2014. The decrease in revenue was primarily due to the drop in oilfield market activity as indicated by the 47.8% decrease in the average North American active rig count from 2014 to 2015. This resulted in the Energy Chemistry Technologies segment experiencing a decline in revenues due to the development of lower price point products and pricing related to strategic customer relationships for CnF® sales and reduced customer demand for non-CnF products. This was partially offset by increased revenue in the Consumer and Industrial Chemistry Technologies segment due to increased citrus pricing.
Consolidated gross profit for the year ended December 31, 2015, decreased $34.5 million, or 26.4%, from 2014. Gross margin as a percentage of revenue decreased to 35.7% for the year ended December 31, 2015, from 40.9% in 2014, primarily attributable to incentive pricing structures in Energy Chemistry Technologies.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs as a percentage of revenue rose from 19.1% to 26.0% for the year ended December 31, 2015, compared to 2014, as SG&A costs grew while revenues declined. SG&A costs increased $9.0 million, or 14.8%, for the year ended December 31, 2015, from 2014, primarily due to higher stock compensation expense and professional fees, increased head
count in the Energy Chemistry Technologies sales staff, increased bad debt expense, and a civil penalty related to an environmental matter assessed in the first quarter of 2015, partially offset by cost reduction actions taken throughout 2015.
Depreciation and amortization expense not included in gross profit for the year ended December 31, 2015, increased by $1.0 million, or 15.7%, from 2014. This increase was primarily attributable to the depreciation of improvements to facilities and equipment that were added during the later portion of 2014.
Research and Innovation (“R&I”) expense for the year ended December 31, 2015, increased $1.9 million, or 39.1%, from

2014. The increase in R&I is primarily attributable to Flotek’s commitment to remaining responsive to customer needs, increased demand and continued growth of our existing chemistry product lines and the new Houston R&I facility.
Interest and other expense decreased $0.1 million, or 6.0%, for the year ended December 31, 2015, compared to 2014.

The Company recorded an income tax provision of $3.5 million, yielding an effective tax provision rate of 32.7%, for the year ended December 31, 2015, compared to an income tax provision of $17.2 million, yielding an effective tax provision rate of 30.3%, in 2014.

Results by Segment

Energy Chemistry Technologies
(dollars in thousands)	Year ended December 31,
	2016	2015	2014
Revenue	$188,233	$213,592	$268,761
Gross profit	$74,592	$81,935	$117,867
Gross margin %	39.6%	38.4%	43.9%
Income from operations	$29,014	$43,902	$84,846
Operating margin %	15.4%	20.6%	31.6%

Results for 2016 compared to 2015—Energy Chemistry Technologies
Energy Chemistry Technologies revenue for the year ended December 31, 2016, decreased $25.4 million, or 11.9%, from 2015, compared to a 45.4% decline in market activity as measured by average North American rig count. Flotek’s Energy Chemistry Technologies segment outperformed these market indicators by continuing to aggressively promote the benefits of its CnF® chemistries. CnF® sales volumes increased 14.7% (revenues increased 11.6%) year over year. Non-CnF revenues declined approximately 40.8% due to reduced customer demand resulting from oilfield market conditions.
Sequentially, quarterly revenues increased 22.5% primarily from a 12.4% increase in CnF® volumes (21.4% increase CnF® in revenues). The Company initiated a significant new contract with a large operator and had increased sales to several operators and service companies.
Energy Chemistry Technologies gross profit for the year ended December 31, 2016, decreased $7.3 million, or 9.0%, from 2015, primarily due to the decline in revenue. Gross margin as a percentage of revenue for the year ended December 31, 2016, increased to 39.6%, compared to 38.4% in 2015. The increase in gross margin over the period is primarily due to higher sales volumes of all CnF® products.
Sequentially, margins in the fourth quarter 2016 were lower by 4.1% resulting from higher freight costs and field service costs associated with the startup of the new Prescriptive Chemistry Management™ (“PCM™”) service line, increased citrus terpene costs, and product mix.
Income from operations for the Energy Chemistry Technologies segment decreased $14.9 million, or 33.9%, for the year ended December 31, 2016, compared to 2015. This decrease is primarily attributable to the decrease in gross profit, increased costs associated with sales and marketing efforts in pursuit of growth opportunities, and increased costs associated with the Company’s continued commitment to its research and innovation efforts within Energy Chemistry Technologies.
Results for 2015 compared to 2014—Energy Chemistry Technologies
Energy Chemistry Technologies revenue for the year ended December 31, 2015, decreased $55.2 million, or 20.5%, from 2014, compared to a 47.8% decline in market activity as measured by average North American rig count. Flotek’s Energy Chemistry Technologies segment outperformed these market indicators by continuing to aggressively promote the benefits of CnF® chemistries. CnF® sales volumes increased 18.0% year over year. This success was achieved by demonstrating the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and introduction of its direct-to-operator sales program known as the Flotek Store™. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain. CnF® revenues declined 8% year over year due to the development of lower price point products and pricing related to strategic customer relationships. Non-CnF revenues declined approximately 32% due to reduced customer demand resulting from oilfield market conditions, partially offset by a strategic supply arrangement with a large service company.
Energy Chemistry Technologies gross profit for the year ended December 31, 2015, decreased $35.9 million, or 30.5%, from

2014, primarily due to the decrease in product sales revenue. Gross margin as a percentage of revenue for the year ended December 31, 2015, decreased to 38.4%, compared to 43.9% in 2014. The decline in gross margin as a percentage of revenue over the period is primarily due to new incentive pricing structures associated with new strategic relationships, partially offset by proportionately higher sales of higher margin CnF® products.

Income from operations for the Energy Chemistry Technologies segment decreased $40.9 million, or 48.3%, for the year ended December 31, 2015, compared to 2014. This decrease is primarily attributable to the decrease in gross profit, increased costs associated with sales and marketing efforts in pursuit of growth opportunities, and increased costs associated with the Company’s continued commitment to its research and innovation efforts within Energy Chemistry Technologies.

Consumer and Industrial Chemistry Technologies
(dollars in thousands)	Year ended December 31,
	2016	2015	2014
Revenue	$74,599	$56,374	$51,091
Gross profit	$16,086	$14,371	$12,897
Gross margin %	21.6%	25.5%	25.2%
Income from operations	$9,664	$8,742	$6,558
Operating margin %	13.0%	15.5%	12.8%

Results for 2016 compared to 2015—Consumer and Industrial Chemistry Technologies
CICT revenue for the year ended December 31, 2016, increased $18.2 million, or 32.3%, from 2015. This increase is due to higher terpene prices associated with limited availability of citrus oils globally and volume increases in the Flavor and Fragrance product line.
CICT gross profit for the year ended December 31, 2016, increased $1.7 million, or 11.9%, from 2015. Average product margins decreased 3.5% on product mix and increased raw material cost. Gross margin as a percentage of revenue decreased to 21.6% for the year ended December 31, 2016, compared to 25.5% for 2015, due to lower average product margins and higher direct costs associated with manufacturing.
Income from operations for the CICT segment increased $0.9 million, or 10.5%, for the year ended December 31, 2016, from 2015, primarily due to increased sales, partially offset by increased raw material cost and higher operating expenses associated with growth in the segment’s Flavor activities.

Results for 2015 compared to 2014—Consumer and Industrial Chemistry Technologies
CICT revenue for the year ended December 31, 2015, increased $5.3 million, or 10.3%, from 2014. Although global availability of citrus oil was down in 2015, the Company was able to pass along the resulting price increases to its customers producing higher revenue for the period.
CICT gross profit for the year ended December 31, 2015, increased $1.5 million, or 11.4%, from 2014, primarily driven by increased terpene prices and reduced freight expense between the two periods. Gross margin as a percentage of revenue increased slightly to 25.5% for the year ended December 31, 2015, compared to 25.2% for 2014, due to higher terpene margins, partially offset by lower flavor and fragrance margins due to product mix.
Income from operations for the CICT segment increased $2.2 million, or 33.3%, for the year ended December 31, 2015, from 2014, primarily due to the increased margins and a reduction in indirect salaries and benefits.

Discontinued Operations
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations.

Drilling Technologies
(dollars in thousands)	Year ended December 31,
	2016	2015	2014
Revenue	$27,627	$52,112	$113,302
Gross profit	$8,961	$16,702	$45,651
Gross margin %	32.4%	32.1%	40.3%
(Loss) income from operations	$(44,521)	$(27,340)	$19,022
(Loss) income from operations - excluding impairment	$(7,999)	$(7,772)	$19,022
Operating margin % - excluding impairment	(29.0)%	(14.9)%	16.8%

Results for 2016 compared to 2015—Drilling Technologies
Drilling Technologies revenue for the year ended December 31, 2016, decreased $24.5 million, or 47.0%, from 2015. The revenue decline was primarily related to the decrease in drilling rig activity and significant pricing pressure during the year. Revenue improved 5.6% for the quarter ended December 31, 2016, compared to the quarter ended September 30, 2016, as market conditions continue to improve.
Drilling Technologies gross profit for the year ended December 31, 2016, decreased $7.7 million, or 46.3%, from 2015, in line with the decline in revenue. The impact of lower revenue was offset by lower direct operating costs resulting from a 46.1% reduction in headcount, decreased depreciation expense, and lower material and freight costs. These cost reductions allowed margins as a percentage of revenue to increase slightly to 32.4% in 2016 from 32.1% in 2015.
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
Drilling Technologies loss from operations for the year ended December 31, 2016, increased by $17.2 million from 2015, primarily resulting from first quarter 2016 impairment charges. Loss from operations, excluding the impairment, for the year ended December 31, 2016, increased by $0.2 million from 2015, primarily due to reductions in revenue and pricing pressure that resulted in customer price concessions. These volume decreases were offset by a 27.5% reduction in sales and administrative cost reductions throughout the year, including employee related expenses and reduced travel costs.
Results for 2015 compared to 2014—Drilling Technologies
Drilling Technologies revenue for the year ended December 31, 2015, decreased $61.2 million, or 54.0%, from 2014, due to a 64.0% decrease in domestic revenue primarily from lower activity levels and significant pricing reductions partially offset by an increase in Teledrift International revenue.
Drilling Technologies gross profit for the year ended December 31, 2015, decreased $28.9 million, or 63.4%, from 2014. Gross margin as a percentage of revenue decreased to 32.1%, compared to 40.3% in 2014. This was primarily due to pricing decreases, partially offset by a 38% reduction in direct costs including personnel and freight costs.
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
Drilling Technologies income (loss) from operations for the year ended December 31, 2015, decreased by $46.4 million from 2014, primarily resulting from the second quarter impairment charge and margin decreases. Income (loss) from operations, excluding the impairment, for the year ended December 31, 2015, decreased by $26.8 million from 2014, primarily due to lower margins, partially offset by a 6.5% decrease in SG&A costs in 2015, including lower personnel and travel costs.

Production Technologies
(dollars in thousands)	Year ended December 31,
	2016	2015	2014
Revenue	$8,292	$12,281	$16,003
Gross profit	$411	$2,101	$6,544
Gross margin %	5.0%	17.1%	40.9%
(Loss) income from operations	$(8,815)	$(4,111)	$3,246
(Loss) income from operations - excluding impairment	$(4,902)	$(3,307)	$3,246
Operating margin % - excluding impairment	(59.1)%	(26.9)%	20.3%

Results for 2016 compared to 2015—Production Technologies
Revenue for the Production Technologies segment for the year ended December 31, 2016, decreased by $4.0 million, or 32.5%, from 2015, primarily due to decreased sales of rod pump equipment and older technology ESP equipment. Sequentially, revenue increased by 5.3% in the fourth quarter 2016, compared to third quarter 2016.
Production Technologies gross profit decreased by $1.7 million for the year ended December 31, 2016, compared to 2015. Gross margin as a percentage of revenue decreased to 5.0% for the year ended December 31, 2016, compared to 17.1% in 2015, primarily due to declining sales volumes and product pricing pressure throughout 2016. Sequentially, quarterly gross margins are improving, increasing 4.4% on increased revenue and improved pricing.
As a result of the introduction of newer and proprietary technology, as well as lower demand for older technologies, the Company evaluated its Production Technologies inventory for impairment leading to the recording of an impairment charge of $3.9 million for inventory in the first quarter of 2016.
Loss from operations increased by $4.7 million for the year ended December 31, 2016, from 2015. Loss from operations, excluding the impairment, increased by $1.6 million for the year ended December 31, 2016, from 2015. These increased losses are primarily due to lower revenue volume and lower margins due to pricing pressure. SG&A costs have decreased by 8.8% year over year due to reduced employment costs and decreased travel costs, partially offsetting the impact of the decreased revenue.

Results for 2015 compared to 2014—Production Technologies
Revenue for the Production Technologies segment for the year ended December 31, 2015, decreased by $3.7 million, or 23.3%, from 2014, as sales of international Petrovalve® tools and domestic lifting units decreased by $4.8 million, or 96.4%, in 2015 offset by a slight increase of $0.9 million, or 8.2%, increase in rod pump equipment sales.
Production Technologies gross profit decreased by $4.4 million, or 67.9%, for the year ended December 31, 2015, compared to 2014. Gross margin as a percentage of revenue decreased to 17.1% for the year ended December 31, 2015, compared to 40.9% in 2014, primarily due to decreased high margin international Petrovalve® sales.
As a result of the shift in focus towards oil production markets and away from CBM markets, the Company evaluated its CBM inventory during the second quarter of 2015. This evaluation led to the recording of an impairment of $0.8 million in CBM inventory in the second quarter of 2015.
Income (loss) from operations decreased by $7.4 million for the year ended December 31, 2015 from 2014. Income (loss) from operations, excluding the impairment, decreased by $6.6 million for the year ended December 31, 2015 from 2014. These decreases are primarily due to the decreased international Petrovalve® margins and higher SG&A expenses attributable to employee-related expenses as the segment continues to refocus and reposition for growth in the market.

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During 2016, the Company funded capital requirements primarily with operating cash flows, debt financing, and the issuance of company stock.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility and a term loan secured by substantially all of the Company’s domestic and

Canadian real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of December 31, 2016, the Company had $38.6 million in outstanding borrowings under the revolving debt portion of the Credit Facility and $9.8 million outstanding under the term loan. Effective September 30, 2016, the Company entered into a Sixth Amendment to the Credit Facility which extends the facility term to May 10, 2020, modifies certain covenants and restrictions, and reestablishes a fixed charge coverage ratio for March 31, 2017 and leverage ratio for June 30, 2017. Significant terms of the Credit Facility are discussed in Note 12 – “Long-Term Debt and Credit Facility” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
At December 31, 2016, the Company remained compliant with the continued listing standards of the NYSE.
Cash and cash equivalents totaled $4.8 million at December 31, 2016. During 2016, the Company received proceeds of $30.1 million, net of issuance costs, from the private placement of 2.5 million common shares, which was used to pay down outstanding borrowings under the revolving credit facility and to purchase IPI. The Company generated $2.1 million of cash inflows from continuing operations (net of $6.1 million expended in working capital). Offsetting these cash inflows, the Company paid $7.9 million associated with the purchase of 100% of the stock and interests in IPI, used $14.0 million for capital expenditures, used $2.1 million for repayments of debt, net of borrowings, and $2.4 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options.
Liquidity
The Company plans to spend between $15 million and $20 million for committed and planned capital expenditures in 2017. During 2017, the Company plans to use internally generated funds and, if necessary, borrowings under the revolving line of credit to fund operations and capital expenditures and make required payments on the term loan. Any excess cash generated may be used to pay down the level of debt or be retained for future use. The Company does not anticipate repurchasing any shares under its share repurchase programs in the near future.

Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$4,823	$2,208
Current portion of long-term debt	(40,566)	(32,291)
Long-term debt, less current portion	(7,833)	(18,255)
Net debt	$(43,576)	$(48,338)

Cash Flows
Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$2,054	$25,472	$42,644
Net cash used in investing activities	(22,281)	(17,005)	(15,660)
Net cash provided by (used in) financing activities	22,851	(7,349)	(28,440)
Net cash flows used in discontinued operations	(6)	—	—
Effect of changes in exchange rates on cash and cash equivalents	(3)	(176)	(8)
Net increase (decrease) in cash and cash equivalents	$2,615	$942	$(1,464)

Operating Activities
During 2016, 2015, and 2014, cash from operating activities totaled $2.1 million, $25.5 million, and $42.6 million, respectively. Consolidated net income for 2016 totaled $1.9 million, compared to consolidated net income of $7.2 million and $39.6 million for 2015 and 2014, respectively.
Net non-cash contributions to net income in 2016, totaled $6.3 million. Contributory non-cash items consisted primarily of

$10.9 million for depreciation and amortization expense, $12.1 million for stock compensation expense, $2.5 million for reduction in incremental tax benefit related to share-based awards, and $0.6 million for provisions related to accounts receivables, partially offset by $19.7 million for changes to deferred income taxes.
Net non-cash contributions to net income in 2015, totaled $13.3 million. Contributory non-cash items consisted primarily of $9.1 million for depreciation and amortization expense, $13.1 million for stock compensation expense, and $0.4 million for provisions related to accounts receivables, partially offset by $7.9 million for changes to deferred income taxes and $1.3 million for excess tax benefit related to share-based awards.
Net non-cash contributions to net income in 2014, totaled $15.4 million. Contributory non-cash items consisted primarily of $8.1 million for depreciation and amortization expense, $9.1 million for stock compensation expense, and $1.5 million for changes to deferred income taxes, partially offset by $3.4 million for excess tax benefit related to share-based awards.
During 2016, changes in working capital used $6.1 million in cash, primarily resulting from increasing accounts receivables, inventories, income taxes receivable, and other current assets by $40.8 million and decreasing income taxes payable by $2.0 million, partially offset by increasing accounts payable and accrued liabilities by $36.6 million.
During 2015, changes in working capital provided $3.4 million in cash, primarily resulting from decreasing accounts receivable and other current assets by $13.8 million and increasing accrued liabilities, income taxes payable, and interest payable by $11.8 million, partially offset by increasing inventories and income taxes receivable by $14.6 million and decreasing accounts payable by $7.7 million.
During 2014, changes in working capital used $13.7 million in cash, primarily resulting from increasing accounts receivables, inventories, and other current assets by $44.5 million, partially offset by increasing accounts payable, accrued liabilities, and income taxes payable by $30.8 million.
Investing Activities
Net cash used in investing activities was $22.3 million during 2016. Cash used in investing activities primarily included $14.0 million for capital expenditures, $7.9 million associated with the purchase of 100% of the stock and interests of IPI, and $0.6 million for the purchase of patents and intangible assets.
Net cash used in investing activities was $17.0 million during 2015. Cash used in investing activities primarily included $16.4 million for capital expenditures and $0.6 million for the purchase of patents and intangible assets.
Net cash used in investing activities was $15.7 million during 2014. Cash used in investing activities primarily included $9.3 million for capital expenditures, $5.7 million associated with the purchase of Eclipse IOR Services, LLC and SiteLark, LLC, and $0.7 million for the purchase of patents and intangible assets, partially offset by $0.1 million of proceeds received from the sale of fixed assets.
Financing Activities
During 2016, net cash generated through financing activities was $22.9 million. Cash generated through financing activities was primarily due to receiving $30.9 million in proceeds from the sale of common stock, inclusive of $30.1 million, net of issuance costs, from the private placement of 2.5 million common shares on July 27, 2016. Cash generated through financing activities was partially offset by using $2.1 million for repayments of debt, net of borrowings, reductions in tax benefit related to stock-based compensation of $2.5 million, purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options of $2.4 million, and payments of debt issuance costs of $1.2 million.
During 2015, net cash used in financing activities was $7.3 million. Cash used in financing activities was primarily due to $6.3 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options, and $9.7 million for the repurchase of common stock. Cash used in financing activities was partially offset by receiving $6.5 million for borrowings of debt, net of repayments, proceeds from the excess tax benefit related to stock-based compensation of $1.3 million, and proceeds from the sale of common stock of $0.9 million.
During 2014, net cash used in financing activities was $28.4 million. Cash used in financing activities was primarily due to $18.1 million for repayments of debt, net of borrowings, $6.3 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options, and $10.4 million for the repurchase of common stock. Cash used in financing activities was partially offset by proceeds from the excess tax benefit related to stock-based compensation of $3.4 million, proceeds from exercise of stock options and warrants of $2.0 million, and proceeds from the sale of common stock of $0.9 million.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016, the Company was not involved in any unconsolidated SPEs.
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

Contractual obligations at December 31, 2016 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Term loan	$9,833	$2,000	$4,000	$3,833	$—
Estimated interest expense on term loan (1)	1,468	587	780	101	—
Borrowings under revolving credit facility (2)	38,566	38,566	—	—	—
Operating lease obligations	23,965	2,750	4,723	3,996	12,496
Total	$73,832	$43,903	$9,503	$7,930	$12,496

(1)	Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from December 31, 2016 rates. The weighted-average interest rate was 4.55% at December 31, 2016.

(2)	The borrowing is classified as current debt. The weighted-average interest rate was 3.92% at December 31, 2016.

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
Basis of Presentation
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies reportable segments’ operations as held for sale based on management’s intention to sell these businesses. The operating results of these segments have been reported as discontinued operations in the consolidated financial statements. Amounts previously reported have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations.

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
The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2016, the allowance was 1.4% of gross accounts receivable, compared to an allowance of 2.0% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.
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
At December 31, 2016 and 2015, the Company recorded an impairment for all inventory items identified as excess and obsolete inventory.
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
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At December 31, 2016, four reporting units have a goodwill balance. Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies are reporting units in continuing operations and Teledrift and Production Technologies are reporting units in discontinued operations.
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
During annual goodwill impairment testing in 2016, 2015, and 2014, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test. Based on its qualitative assessment, the Company concluded there was no indication of impairment of goodwill as of the fourth quarter of 2014 and therefore no further testing was required.

As of the fourth quarter of 2016, the Company concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies or Energy Chemistry Technologies reporting units based on the assessment of qualitative factors. The Consumer and Industrial Chemistry Technologies reporting unit has outpaced prior years revenues and maintained strong margins. The Energy Chemistry Technologies reporting unit saw revenue reduced by 12% versus 2015 as market activity fell 43% from 2015 to 2016. However, the segment continued to produce strong margins.
The Company was not able to conclude that it was not more likely than not that the estimated fair value of the Teledrift and Production Technologies reporting units exceeded the carrying value of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the two reporting units exceeded the carrying value of their respective reporting units by approximately $13.2 million and $6.7 million respectively, or an excess of 34% and 44%, respectively, over the carrying value. Therefore, no further testing was required for these two reporting units. To evaluate the sensitivity of the fair value calculations of the Teledrift and Production Technologies reporting units, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the Teledrift and Production Technologies reporting units by approximately $5.3 million and $4.2 million, respectively. These sensitivity analyses were not indicative of an impairment for the Teledrift or Production Technologies reporting units.
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
Key assumptions and estimates were based on experience of the Company’s management, experience with past recessions within the oil and gas industry (specifically the 2008/2009 recession), and internal as well as published external perspectives of recovery timing. Key assumptions used in the discounted cash flow analysis included:

•
U.S. rig count bottoms during 2016 and begins to recover to average 532 rigs for the last two quarters of 2016. Average Rig count climbs to 725 in 2017, 880 in 2018, and 920 in 2019, and grows by 50 rigs annually for 2020 through 2023, and then holds flat through 2026;

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
Some of the factors that affected the change in results of the Step 1 impairment test from the fourth quarter of 2015 to the fourth quarter of 2016 included:

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
Based on the Company’s fourth quarter 2016 testing of goodwill for impairment at each reporting unit, no impairments were recorded.
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
However, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Energy Chemistry Technologies, Teledrift, and Production Technologies reporting units exceeded the carrying value of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the Energy Chemistry Technologies and Production Technologies reporting units exceeded the carrying value of their respective reporting units by approximately $217.3 million and $35.8 million respectively, or an excess of 156% and 141%, respectively, over the carrying value. Therefore, no further testing was required for these two reporting units. To evaluate the sensitivity of the fair value calculations of the Energy Chemistry Technologies and Production Technologies reporting units, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the Energy Chemistry Technologies and Production Technologies reporting units by approximately $44.0 million and $8.6 million, respectively. These sensitivity analyses were not indicative of an impairment for the Energy Chemistry Technologies or Production Technologies reporting units.
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
During the third quarter of 2016, the average U.S. drilling rig count rose 14% versus the second quarter of 2016. The Drilling Technologies segment revenue increased 13% and improved margins when comparing the third and second quarters of 2016, while the Production Technologies segment results showed an increase in revenue of 15% and improved margins when comparing the third and second quarters of 2016. As such, the Company determined that testing for impairment of long-lived assets was not warranted for either segment.
During the fourth quarter of 2016, the average U.S. drilling rig count rose 23% versus the third quarter of 2016. The Drilling Technologies segment revenue increased 6% and showed slightly lower margins when compared to the third quarter of 2016 but still exceeded second quarter 2016 margins. The Production Technologies segment results showed an increase in revenue of 5% and improved margins when comparing the fourth and third quarters of 2016. As such, the Company determined that testing for impairment of long-lived assets was not warranted for either segment.
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
In 2016, 2015, and 2014, while testing annual indefinite lived intangible assets for impairment, the Company first assessed qualitative factors to determine whether it was necessary to perform the impairment test. Based on its qualitative assessment, the Company concluded there was no indication of the need for an impairment of indefinite lived intangibles, and therefore no further testing was required.
No impairment was recorded for property and equipment and intangible assets with determinable or indefinite lives during 2014.
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
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2016, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.
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
Interest Rate Risk
The Company is exposed to the impact of interest rate changes on any outstanding indebtedness under the revolving credit facility agreement and the term loan agreement both of which have a variable interest rate. The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 3.75% at December 31, 2016, and would have permitted borrowing at rates ranging between 5.25% and 5.75%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2016, $38.6 million was outstanding under the revolving credit facility, with $5.6 million borrowed as base rate loans at an interest rate of 5.75% and $33.0 million borrowed as LIBOR loans at an interest rate of 3.62%.
The amount borrowed under the term loan was reset to $10.0 million as of September 30, 2016. Monthly principal payments of $0.2 million are required. The unpaid balance of the term loan is due May 10, 2020. The interest rate on the term loan varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus

2.25% to 2.75% or (b) between LIBOR plus 3.25% to 3.75%. At December 31, 2016, $9.8 million was outstanding under the term loan, with $0.8 million borrowed as base rate loans at an interest rate of 6.50% and $9.0 million borrowed as LIBOR loans at an interest rate of 4.37%.
Foreign Currency Exchange Risk
The Company presently has limited exposure to foreign currency risk. During 2016, approximately 1.9% of revenue was demarcated in non-U.S. dollar currencies and virtually all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase. The Company has historically performed no swaps and no foreign currency hedges. The Company may utilize swaps or foreign currency hedges in the future.
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
The Company purchased IPI in July 2016, an importer and processor of guar splits into fast hydrating guar powder at its facility in Dalton, Georgia. Guar powder is used as a gelling agent for fluid systems in the completion of oil and gas wells. Guar seed is largely produced in India and Pakistan and has inherent commodity risk associated with agricultural crops and geopolitical uncertainty. In recent years, the price of guar has been disrupted by weak demand in the oil and gas industry, causing prices to decline significantly from peak industry activity in 2012. The Company believes its inventory and supply agreements are well positioned  to meet market needs at this time.  The Company primarily relies upon long-term strategic supply relationships to meet its raw material needs which are expected to remain in place for the foreseeable future.  Although there are international, publically traded exchanges for guar seed, the Company presently does not have any futures contracts and it does not plan to utilize these in the foreseeable future.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited Flotek Industries, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Flotek Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded International Polymerics, Inc. from its assessment of internal control over financial reporting as of December 31, 2016, because it was acquired by the Company in a purchase business combination in the third quarter of 2016. We have also excluded International Polymerics, Inc. from our audit of internal control over financial reporting. International Polymerics, Inc. is a wholly owned subsidiary whose total assets and net income represent approximately 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
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
In our opinion, Flotek Industries, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 8, 2017 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP
Houston, Texas
February 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flotek Industries, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Flotek Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 8, 2017 expressed an unqualified opinion on the effectiveness of Flotek Industries, Inc.’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP
Houston, Texas
February 8, 2017

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,823	$2,208
Accounts receivable, net of allowance for doubtful accounts of $664 and $709 at December 31, 2016 and 2015, respectively	47,152	35,511
Inventories	58,283	50,870
Deferred tax assets, net	52	2,649
Income taxes receivable	12,752	4,700
Assets held for sale	43,900	48,855
Other current assets	21,708	6,949
Total current assets	188,670	151,742
Property and equipment, net	74,691	60,006
Goodwill	56,660	55,798
Deferred tax assets, net	16,215	17,229
Other intangible assets, net	50,352	51,198
Assets held for sale	—	67,117
TOTAL ASSETS	$386,588	$403,090
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,960	$17,221
Accrued liabilities	12,170	10,480
Income taxes payable	—	2,263
Interest payable	24	111
Liabilities held for sale	4,961	4,637
Current portion of long-term debt	40,566	32,291
Deferred tax liabilities, net	3,373	—
Total current liabilities	91,054	67,003
Long-term debt, less current portion	7,833	18,255
Deferred tax liabilities, net	—	23,823
Total liabilities	98,887	109,081
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 59,684,669 shares issued and 56,972,580 shares outstanding at December 31, 2016; 56,220,214 shares issued and 53,536,101 shares outstanding at December 31, 2015	6	6
Additional paid-in capital	318,392	273,451
Accumulated other comprehensive income (loss)	(956)	(1,237)
Retained earnings (accumulated deficit)	(9,830)	39,300
Treasury stock, at cost; 2,028,847 and 1,784,897 shares at December 31, 2016 and 2015, respectively	(20,269)	(17,869)
Flotek Industries, Inc. stockholders’ equity	287,343	293,651
Noncontrolling interests	358	358
Total equity	287,701	294,009
TOTAL LIABILITIES AND EQUITY	$386,588	$403,090
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue	$262,832	$269,966	$319,852
Cost of revenue	172,154	173,660	189,088
Gross profit	90,678	96,306	130,764
Expenses:
Selling, general and administrative	80,150	70,276	61,236
Depreciation and amortization	8,530	7,108	6,141
Research and development	9,320	6,657	4,787
Gain on disposal of long-lived assets	(18)	(13)	(19)
Total expenses	97,982	84,028	72,145
(Loss) income from operations	(7,304)	12,278	58,619
Other income (expense):
Interest expense	(1,979)	(1,521)	(1,373)
Gain on legal settlement	12,730	—	—
Other (expense) income, net	(303)	(123)	(376)
Total other income (expense)	10,448	(1,644)	(1,749)
Income before income taxes	3,144	10,634	56,870
Income tax expense	(1,237)	(3,476)	(17,248)
Income from continuing operations	1,907	7,158	39,622
(Loss) income from discontinued operations, net of tax	(51,037)	(20,620)	13,981
Net (loss) income	$(49,130)	$(13,462)	$53,603

Basic earnings (loss) per common share:
Continuing operations	$0.03	$0.13	$0.73
Discontinued operations, net of tax	(0.91)	(0.38)	0.26
Basic earnings (loss) per common share	$(0.88)	$(0.25)	$0.99
Diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.13	$0.71
Discontinued operations, net of tax	(0.91)	(0.37)	0.25
Diluted earnings (loss) per common share	$(0.88)	$(0.24)	$0.96
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	56,087	54,459	54,511
Weighted average common shares used in computing diluted earnings (loss) per common share	56,350	54,992	55,526
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2016	2015	2014
Income from continuing operations	$1,907	$7,158	$39,622
(Loss) income from discontinued operations, net of tax	(51,037)	(20,620)	13,981
Net (loss) income	(49,130)	(13,462)	53,603
Other comprehensive income (loss):
Foreign currency translation adjustment	281	(735)	(143)
Comprehensive (loss) income	$(48,849)	$(14,197)	$53,460

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2013	58,266	$6	5,394	$(15,176)	$266,122	$(359)	$(841)	$—	$249,752
Net income	—	—	—	—	—	—	53,603	—	53,603
Foreign currency translation adjustment	—	—	—	—	—	(143)	—	—	(143)
Stock issued under employee stock purchase plan	—	—	(43)	—	906	—	—	—	906
Common stock issued in payment of accrued liability	27	—	—	—	600	—	—	—	600
Stock warrants exercised	1,277	—	—	—	1,545	—	—	—	1,545
Stock options exercised	312	—	—	—	1,660	—	—	—	1,660
Restricted stock granted	526	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	61	—	—	—	—	—	—
Treasury stock purchased	—	—	243	(6,294)	—	—	—	—	(6,294)
Stock surrendered for exercise of stock options	—	—	46	(1,198)	—	—	—	—	(1,198)
Excess tax benefit related to share-based awards	—	—	—	—	3,448	—	—	—	3,448
Stock compensation expense	—	—	—	—	10,476	—	—	—	10,476
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	351	351
Stock issued in EOGA acquisition	94	—	—	—	1,894	—	—	—	1,894
Stock issued in SiteLark acquisition	5	—	—	—	149	—	—	—	149
Repurchase of common stock	—	—	621	(10,395)	—	—	—	—	(10,395)
Retirement of treasury stock	(5,873)	(1)	(5,873)	32,568	(32,567)	—	—	—	—
Balance, December 31, 2014	54,634	$5	449	$(495)	$254,233	$(502)	$52,762	$351	$306,354
Net loss	—	—	—	—	—	—	(13,462)	—	(13,462)
Foreign currency translation adjustment	—	—	—	—	—	(735)	—	—	(735)
Stock issued under employee stock purchase plan	—	—	(77)	—	879	—	—	—	879
Stock options exercised	768	1	—	—	1,371	—	—	—	1,372
Restricted stock granted	758	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	33	—	—	—	—	—	—
Treasury stock purchased	—	—	473	(6,345)	—	—	—	—	(6,345)
Stock surrendered for exercise of stock options	—	—	107	(1,332)	—	—	—	—	(1,332)
Excess tax benefit related to share-based awards	—	—	—	—	1,273	—	—	—	1,273
Stock compensation expense	—	—	—	—	14,681	—	—	—	14,681
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	7	7
Stock issued in IAL acquisition	60	—	—	—	1,014	—	—	—	1,014
Repurchase of common stock	—	—	800	(9,697)	—	—	—	—	(9,697)
Balance, December 31, 2015	56,220	$6	1,785	$(17,869)	$273,451	$(1,237)	$39,300	$358	$294,009
Net loss	—	—	—	—	—	—	(49,130)	—	(49,130)
Foreign currency translation adjustment	—	—	—	—	—	281	—	—	281
Sale of common stock, net of issuance cost	2,450	—	—	—	30,090	—	—	—	30,090
Stock issued under employee stock purchase plan	—	—	(93)	—	833	—	—	—	833
Stock options exercised	114	—	—	—	184	—	—	—	184
Restricted stock granted	653	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	96	—	—	—	—	—	—
Treasury stock purchased	—	—	238	(2,350)	—	—	—	—	(2,350)
Stock surrendered for exercise of stock options	—	—	3	(50)	—	—	—	—	(50)
Reduction in tax benefit related to share-based awards	—	—	—	—	(2,510)	—	—	—	(2,510)
Stock compensation expense	—	—	—	—	13,076	—	—	—	13,076
Stock issued in IPI acquisition	248	—	—	—	3,268	—	—	—	3,268
Balance, December 31, 2016	59,685	$6	2,029	$(20,269)	$318,392	$(956)	$(9,830)	$358	$287,701
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(49,130)	$(13,462)	$53,603
(Loss) income from discontinued operations, net of tax	(51,037)	(20,620)	13,981
Income from continuing operations	1,907	7,158	39,622
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,429	8,735	7,713
Amortization of deferred financing costs	424	346	343
Provision for doubtful accounts	558	367	50
Provision for inventory reserves and market adjustments	—	—	10
Gain on sale of assets	(18)	(12)	60
Stock compensation expense	12,053	13,083	9,123
Deferred income tax (benefit) provision	(19,681)	(7,929)	1,502
Reduction in (excess) tax benefit related to share-based awards	2,510	(1,273)	(3,448)
Changes in current assets and liabilities:
Accounts receivable	(11,544)	13,676	(7,737)
Inventories	(6,528)	(9,905)	(14,067)
Income taxes receivable	(8,189)	(4,700)	—
Other current assets	(14,489)	167	(22,673)
Accounts payable	12,653	(7,653)	10,954
Accrued liabilities	23,946	9,552	19,824
Income taxes payable	(1,890)	3,842	1,386
Interest payable	(87)	18	(18)
Net cash provided by operating activities	2,054	25,472	42,644
Cash flows from investing activities:
Capital expenditures	(13,960)	(16,391)	(9,339)
Proceeds from sale of assets	115	13	59
Payments for acquisitions, net of cash acquired	(7,863)	—	(5,704)
Purchase of patents and other intangible assets	(573)	(627)	(676)
Net cash used in investing activities	(22,281)	(17,005)	(15,660)
Cash flows from financing activities:
Repayments of indebtedness	(15,564)	(10,143)	(10,292)
Borrowings on revolving credit facility	338,460	382,666	357,183
Repayments on revolving credit facility	(325,043)	(366,018)	(364,955)
Debt issuance costs	(1,199)	(10)	(399)
(Reduction in) excess tax benefit related to share-based awards	(2,510)	1,273	3,448
Purchase of treasury stock	(2,350)	(6,345)	(6,294)
Proceeds from sale of common stock	30,923	879	906
Repurchase of common stock	—	(9,697)	(10,395)
Proceeds from exercise of stock options	134	39	462
Proceeds from exercise of warrants	—	—	1,545
Proceeds from noncontrolling interest	—	7	351
Net cash provided by (used in) financing activities	22,851	(7,349)	(28,440)
Discontinued operations:
Net cash provided by operating activities	12	1,199	6,043
Net cash used in investing activities	(18)	(1,199)	(6,043)
Net cash flows used in discontinued operations	(6)	—	—
Effect of changes in exchange rates on cash and cash equivalents	(3)	(176)	(8)
Net increase (decrease) in cash and cash equivalents	2,615	942	(1,464)
Cash and cash equivalents at beginning of year	2,208	1,266	2,730
Cash and cash equivalents at end of year	$4,823	$2,208	$1,266

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global, diversified, technology-driven company that develops and supplies chemistry and services to the oil and gas industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in consumer and industrial markets.
The Company’s oilfield business includes specialty chemistries and logistics which enable its customers in pursuing improved efficiencies in the drilling and completion of their wells. The Company also provides automated bulk material handling, loading facilities, and blending capabilities. The Company processes citrus oil to produce (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the oil and gas (“O&G”) industry.

Flotek operates in over 20 domestic and international markets. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also serves customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies.
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
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The results of operations of Drilling Technologies and Production Technologies are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Drilling Technologies and Production Technologies segments have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheets for all periods presented.

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable arise from product sales and services and are stated at estimated net realizable value. This value incorporates an allowance for doubtful accounts to reflect any loss anticipated on accounts receivable balances. The Company regularly evaluates its accounts receivable to estimate amounts that will not be collected and records the appropriate provision for doubtful accounts as a charge to operating expenses. The allowance for doubtful accounts is based on a combination of the age of the receivables, individual customer circumstances, credit conditions, and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the allowance for doubtful accounts for continuing operations are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Balance, beginning of year	$709	$510	$548
Charged to provision for doubtful accounts	558	367	50
Write-offs	(603)	(168)	(88)
Balance, end of year	$664	$709	$510

Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or market. Finished goods inventories include raw materials, direct labor, and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceeds current market prices and impairs the cost basis of the inventory accordingly. Historically, the Company recorded a provision for excess and obsolete inventory. Impairment or provisions are based primarily on forecasts of product demand, historical trends, market conditions, production, or procurement requirements and technological developments and advancements.
At December 31, 2016 and 2015, the Company recorded an impairment for all inventory items identified as excess and obsolete inventory.
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
The Company amortizes software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. The unamortized amount of capitalized software was $5.7 million at December 31, 2016.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income Taxes
The Company had two U.S. tax filing groups which filed separate U.S. Federal tax returns. Taxable income of one return could not be offset by tax attributes, including net operating losses, of the other return. During the year ended December 31, 2015, the Company restructured its legal entities such that there is only one U.S. tax filing group filing a single U.S. consolidated federal income tax return beginning in 2016.
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
A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more likely than not that such assets will not be realized. The Company evaluates, at

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

least annually, net operating loss carry forwards and other net deferred tax assets and considers all available evidence, both positive and negative, to determine whether a valuation allowance is necessary relative to net operating loss carry forwards and other net deferred tax assets. In making this determination, the Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. The Company considers the recent cumulative income or loss position of its filings groups as objectively verifiable evidence for the projection of future income, which consists primarily of determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determines whether a valuation allowance is necessary.
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
Assets and Liabilities Held for Sale
The Company classifies disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale, within one year, except if events of circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.
Subsequent changes in the fair value of a disposal group less any costs to sell are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group for all periods presented in the line items assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets.
Discontinued Operations
The results of operations of a component of the Company that can be clearly distinguished, operationally and for financial reporting purposes, that either has been disposed of or is classified as held for sale is reported in discontinued operations, if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.
General corporate overhead is not allocated to discontinued operations for all periods presented. Interest expense on debt required to be repaid as a result of disposal transactions is allocated to discontinued operations. Interest allocated to discontinued operations totaled $0.4 million, $0.2 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
(b) New Accounting Requirements and Disclosures
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, which improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, which rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, effective upon adoption of ASU 2014-09, and ASU No. 2016-12, which reduces the potential for diversity in practice at initial application and reduces the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In December 2016, the FASB issued ASU No. 2016-20, which provides technical corrections and improvements to the original guidance issued. The Company intends to adopt the new standard in the first quarter of 2018 using the modified retrospective method. The Company has identified key contract types representative of its business for comparing historical accounting policies and practices to the new standard and is continuing to evaluate the impact these pronouncements will have on the consolidated financial statements and related disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This standard addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The pronouncement is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This standard requires the income tax consequences of an intra-entity transfer of an asset other than inventory to be recognized

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when the transfer occurs, instead of when the asset is sold to an outside party. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

Note 3 — Discontinued Operations
During the fourth quarter 2016, the Company initiated a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. The Company is executing a plan to sell or otherwise dispose of the Drilling Technologies and Production Technologies segments. An investment banking advisory services firm has been engaged and is actively marketing these segments.
The Company met all of the criteria to classify the Drilling Technologies and Production Technologies segments’ assets and liabilities as held for sale in the fourth quarter 2016. Effective December 31, 2016, the Company has classified the assets, liabilities, and results of operations for these two segments as “Discontinued Operations” for all periods presented.
Disposal of the Drilling Technologies and Production Technologies reporting segments represents a strategic shift that will have a major effect on the Company’s operations and financial results. These segments are available for immediate sale in their present condition, subject only to usual and customary terms, and management expects sales to be completed by the end of 2017.
On December 30, 2016, the Company sold a portion of its Drilling Technologies segment and recorded a loss of $1,199,000 which is included in the loss from discontinued operations for the year ended December 31, 2016.

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Drilling Technologies			Production Technologies
	2016	2015	2014	2016	2015	2014
Discontinued operations:
Revenue	$27,627	$52,112	$113,302	$8,292	$12,281	$16,003
Cost of revenue	(18,667)	(35,410)	(67,651)	(7,881)	(10,179)	(9,459)
Selling, general and administrative	(15,285)	(21,049)	(22,870)	(3,790)	(4,158)	(3,040)
Depreciation and amortization	(1,714)	(3,240)	(3,343)	(584)	(658)	(254)
Research and development	(64)	(202)	(172)	(888)	(596)	(17)
Gain (loss) on disposal of long-lived assets	103	17	(244)	(50)	3	14
Impairment of inventory and long-lived assets	(36,522)	(19,568)	—	(3,913)	(804)	—
(Loss) income from operations	(44,522)	(27,340)	19,022	(8,814)	(4,111)	3,247
Other expense	(412)	(259)	(227)	(96)	(40)	(28)
Loss on sale of assets	(1,199)	—	—	—	—	—
Loss on write-down of assets held for sale	(18,971)	—	—	(6,161)	—	—
(Loss) income before income taxes	(65,104)	(27,599)	18,795	(15,071)	(4,151)	3,219
Income tax benefit (expense)	23,661	9,675	(6,858)	5,477	1,455	(1,175)
Net (loss) income from discontinued operations	$(41,443)	$(17,924)	$11,937	$(9,594)	$(2,696)	$2,044

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2016 and 2015 are as follows (in thousands):

	Drilling Technologies		Production Technologies
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Assets:
Accounts receivable, net	$5,072	$7,712	$1,784	$5,974
Inventories	9,078	22,388	8,115	12,234
Other current assets	278	315	370	232
Long-term receivable	—	—	4,179	—
Property and equipment, net	11,277	27,837	3,978	4,070
Goodwill	15,333	15,333	1,689	1,689
Other intangible assets, net	7,395	17,648	484	540
Assets held for sale	48,433	91,233	20,599	24,739
Valuation allowance	(18,971)	—	(6,161)	—
Assets held for sale, net	$29,462	$91,233	$14,438	$24,739
Liabilities:
Accounts payable	$2,472	$1,441	$914	$782
Accrued liabilities	1,190	1,897	385	517
Liabilities held for sale	$3,662	$3,338	$1,299	$1,299

Note 4 — Impairment of Inventory and Long-Lived

Assets for Discontinued Operations
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Based on the changes in the business climate discussed above and continuing operating losses experienced during the three months ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016, goodwill within the Teledrift and Production Technologies reporting units was tested for impairment. However, no impairments of goodwill were recorded based upon this testing.

Note 5 — Acquisitions
On July 27, 2016, the Company acquired 100% of the stock and interests in International Polymerics, Inc. (“IPI”) and related entities for $7.9 million in cash consideration, net of cash acquired, and 247,764 shares of the Company’s common stock. IPI is a U.S. based manufacturer of high viscosity guar gum and guar slurry for the oil and gas industry with a wide selection of stimulation chemicals.
On January 27, 2015, the Company acquired 100% of the assets of International Artificial Lift, LLC (“IAL”) for $1.3 million in cash consideration and 60,024 shares of the Company’s common stock. IAL, a development-stage company at acquisition, specializes in the design, manufacturing and service of next-generation hydraulic pumping units that serve to increase and maximize production for oil and natural gas wells. The assets, liabilities, and results of operations of IAL are included in discontinued operations.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$3,268	$1,014	$2,043
Final Florida Chemical acquisition adjustment	—	—	1,162
Value of common stock issued in payment of accrued liability	—	—	600
Exercise of stock options by common stock surrender	50	1,332	1,198

Supplemental cash payment information:
Interest paid	$2,024	$1,398	$1,285
Income taxes paid, net of refunds	333	1,547	22,389

Note 7 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products or services. Revenue and cost of revenue by source are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenue:
Products	$256,263	$258,968	$304,973
Services	6,569	10,998	14,879
	$262,832	$269,966	$319,852
Cost of Revenue:
Products	$162,487	$164,837	$179,258
Services	7,768	7,196	8,257
Depreciation	1,899	1,627	1,573
	$172,154	$173,660	$189,088

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2016	2015
Raw materials	$28,626	$30,127
Work-in-process	2,918	3,044
Finished goods	26,739	17,699
Inventories	$58,283	$50,870
Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Balance, beginning of year	$—	$—	$98
Charged to costs and expenses	—	—	10
Deductions	—	—	(108)
Balance, end of the year	$—	$—	$—
At December 31, 2016 and 2015, the Company recorded an impairment for all inventory items identified as excess and obsolete inventory.

Note 9 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31
	2016	2015
Land	$5,837	$4,988
Buildings and leasehold improvements	42,986	23,038
Machinery, equipment and rental tools	36,187	29,427
Equipment in progress	3,235	11,916
Furniture and fixtures	1,969	1,838
Transportation equipment	3,059	1,714
Computer equipment and software	11,844	10,723
Property and equipment	105,117	83,644
Less accumulated depreciation	(30,426)	(23,638)
Property and equipment, net	$74,691	$60,006

Depreciation expense, including expense recorded in cost of revenue, totaled $7.6 million, $5.8 million, and $4.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.
During the years ended December 31, 2016, 2015, and 2014, no impairments were recognized related to property and equipment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Goodwill
The Company has two reporting units, Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies, which have existing goodwill balances at December 31, 2016.
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if circumstances indicate a potential impairment. During annual goodwill impairment testing during the years ended December 31, 2016 and 2014, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. The Company concluded that it was not more likely than not that goodwill was impaired as of the fourth quarter of 2016 and 2014, and therefore, further testing was not required.

During annual goodwill impairment testing during the year ended December 31, 2015, the Company assessed the qualitative factors and concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies reporting unit. However, the Company was not able to conclude that it was not more likely than not that fair value of the Energy Chemistry Technologies reporting unit exceeded its carrying value. Therefore, the Company performed the Step 1 impairment test for this reporting unit. The result of the Step 1 test indicated that the fair value of the Energy Chemistry Technologies reporting unit exceeded its carrying amount. Therefore, no further testing was required for this reporting unit.
No impairments of goodwill were recognized during the years ended December 31, 2016, 2015, and 2014.

Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Total
Balance at December 31, 2014:
Goodwill	$36,318	$19,480	$55,798
Accumulated impairment losses	—	—	—
Goodwill balance, net	36,318	19,480	55,798
Activity during the year 2015:
Goodwill impairment recognized	—	—	—
Acquisition goodwill recognized	—	—	—
Balance at December 31, 2015:
Goodwill	36,318	19,480	55,798
Accumulated impairment losses	—	—	—
Goodwill balance, net	36,318	19,480	55,798
Activity during the year 2016:
Goodwill impairment recognized	—	—	—
Acquisition goodwill recognized	862	—	862
Balance at December 31, 2016:
Goodwill	37,180	19,480	56,660
Accumulated impairment losses	—	—	—
Goodwill balance, net	$37,180	$19,480	$56,660

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	December 31,
	2016		2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$16,815	$4,537	$16,544	$3,461
Customer lists	30,877	6,518	30,467	4,904
Trademarks and brand names	1,467	1,069	1,040	925
Total finite lived intangible assets acquired	49,159	12,124	48,051	9,290
Deferred financing costs	1,804	117	1,665	858
Total amortizable intangible assets	50,963	$12,241	49,716	$10,148
Indefinite lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$62,593		$61,346

Carrying value:
Other intangible assets, net	$50,352		$51,198

Intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $2.8 million, $3.0 million, and $3.0 million for the years end ended December 31, 2016, 2015, and 2014, respectively.

Amortization of deferred financing costs totaled $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Estimated future amortization expense for other intangible assets, including deferred financing costs, at December 31, 2016 is as follows (in thousands):

Year ending December 31,
2017	$3,070
2018	2,990
2019	2,930
2020	2,638
2021	2,428
Thereafter	24,666
Other intangible assets, net	$38,722
During the years ended December 31, 2016, 2015, and 2014, no impairments were recognized related to other intangible assets.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	December 31,
	2016	2015
Long-term debt:
Borrowings under revolving credit facility	$38,566	$25,148
Term loan	9,833	25,398
Total long-term debt	48,399	50,546
Less current portion of long-term debt	(40,566)	(32,291)
Long-term debt, less current portion	$7,833	$18,255

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
Effective September 30, 2016, the Company entered into a Sixth Amendment to the Credit Facility which extended its term by two years through May 10, 2020, and set total borrowing capacity at $65 million. Initially, the Company (a) may borrow up to $55 million under a revolving credit facility and (b) has borrowed $10 million under a term loan. The revolving credit facility limit will increase by each term loan principal payment, therefore, total borrowing capacity will remain at $65 million throughout the term of the Credit Facility.
The Sixth Amendment to the Credit Facility contains financial covenants to maintain a fixed charge coverage ratio and a leverage ratio, as well as establishes an annual limit on capital expenditures. The fixed charge coverage ratio is the ratio of (a) adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) less cash taxes paid during the period to (b) all debt payments during such period. The fixed charge coverage ratio requirement begins for the quarter ending March 31, 2017 at 1.00 to 1.00 and increases to 1.10 to 1.00 for the year ending December 31, 2017, and thereafter. The leverage ratio (funded debt to adjusted EBITDA) requirement begins for the six months ending June 30, 2017 at not greater than 5.5 to 1.0 and reduces to not greater than 4.0 to 1.0 for the year ending March 31, 2018, and thereafter. The annual limit on capital expenditures is $20 million. The annual limit on capital expenditures is affected if the undrawn availability of the revolving credit facility falls below $15 million at any month-end.
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
At December 31, 2016, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $55.1 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $16.5 million at December 31, 2016.
The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 3.75% at December 31, 2016. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At December 31, 2016, $38.6 million was outstanding under the revolving credit facility, with $5.6 million borrowed as base rate loans at an interest rate of 5.75% and $33.0 million borrowed as LIBOR loans at an interest rate of 3.62%.
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
The interest rate on the term loan varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 2.25% to 2.75% or (b) between LIBOR plus 3.25% to 3.75%. At December 31, 2016, $9.8 million was outstanding under the term loan, with $0.8 million borrowed as base rate loans at an interest rate of 6.50% and $9.0 million borrowed as LIBOR loans at an interest rate of 4.37%.

Debt Maturities
Maturities of long-term debt at December 31, 2016, are as follows (in thousands):

Year ending December 31,	Revolving Credit Facility	Term Loan	Total
2017	$38,566	$2,000	$40,566
2018	—	2,000	2,000
2019	—	2,000	2,000
2020	—	3,833	3,833
Total	$38,566	$9,833	$48,399

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
Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2016 and 2015, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the years ended December 31, 2016, 2015, and 2014.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the years ended December 31, 2016, 2015, and 2014.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable,

accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2016 or 2015.

The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	December 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings under revolving credit facility	$38,566	$38,566	$25,148	$25,148
Term loan	9,833	9,833	25,398	25,398
The carrying value of borrowings under the revolving credit facility and the term loan approximate their fair value because the interest rate is variable.

Note 14 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income

(loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.

Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014
Income from continuing operations	$1,907	$7,158	$39,622
(Loss) income from discontinued operations, net of tax	(51,037)	(20,620)	13,981
Net (loss) income - Basic and Diluted	$(49,130)	$(13,462)	$53,603

Weighted average common shares outstanding - Basic	56,087	54,459	54,511
Assumed conversions:
Incremental common shares from warrants	—	—	121
Incremental common shares from stock options	197	527	880
Incremental common shares from restricted stock units	66	6	14
Weighted average common shares outstanding - Diluted	56,350	54,992	55,526

Basic earnings (loss) per common share:
Continuing operations	$0.03	$0.13	$0.73
Discontinued operations, net of tax	(0.91)	(0.38)	0.26
Basic earnings (loss) per common share	$(0.88)	$(0.25)	$0.99
Diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.13	$0.71
Discontinued operations, net of tax	(0.91)	(0.37)	0.25
Diluted earnings (loss) per common share	$(0.88)	$(0.24)	$0.96

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Income Taxes
Components of the income tax expense (benefit) are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$442	$3,944	$19,150
State	(85)	390	(13)
Foreign	(526)	1,841	242
Total current	(169)	6,175	19,379
Deferred:
Federal	1,564	(2,628)	(984)
State	(112)	(63)	(1,147)
Foreign	(46)	(8)	—
Total deferred	1,406	(2,699)	(2,131)
Income tax expense	$1,237	$3,476	$17,248
The components of income before income taxes are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$4,502	$4,760	$56,729
Foreign	(1,358)	5,874	141
Income before income taxes	$3,144	$10,634	$56,870
A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(5.3)	2.0	(2.0)
Non-U.S. income taxed at different rates	1.2	(4.4)	—
Return to accrual adjustments	(2.3)	(3.8)	(0.2)
Change in valuation allowance	0.3	0.1	—
Domestic production activities deduction	—	—	(3.0)
Net operating loss carryback adjustment	10.0	1.4	—
Other	0.4	2.4	0.5
Effective income tax rate	39.3%	32.7%	30.3%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact and changes in state apportionment factors, including the effect on state deferred tax assets and liabilities. Changes in the effective tax rate also included the benefit of non-U.S. income taxed at lower rates during 2015, and the Company not qualifying for the domestic production activities deduction during 2016 and 2015. The benefit of operating in foreign tax jurisdictions is primarily derived from operations in Canada.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the tax effect of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$21,212	$15,210
Allowance for doubtful accounts	1,582	432
Inventory valuation reserves	2,205	3,734
Equity compensation	3,161	4,250
Goodwill	10,788	6,869
Accrued compensation	80	73
Foreign tax credit carryforward	2,365	865
Other	76	67
Total gross deferred tax assets	41,469	31,500
Valuation allowance	(1,053)	(1,093)
Total deferred tax assets, net	40,416	30,407
Deferred tax liabilities:
Property and equipment	(7,264)	(12,876)
Intangible assets	(13,375)	(18,249)
Convertible debt	(2,010)	(3,011)
Unearned revenue	(4,535)	—
Prepaid insurance and other	(338)	(216)
Total gross deferred tax liabilities	(27,522)	(34,352)
Net deferred tax assets (liabilities)	$12,894	$(3,945)
Deferred taxes are presented in the balance sheets as follows (in thousands):

	December 31,
	2016	2015
Current deferred tax assets	$52	$2,649
Non-current deferred tax assets	16,215	17,229
Current deferred tax liabilities	(3,373)	—
Non-current deferred tax liabilities	—	(23,823)
Net deferred tax (liabilities) assets	$12,894	$(3,945)

As of December 31, 2016, the Company had U.S. net operating loss carryforwards of $55.4 million, expiring in various amounts in 2028 through 2035. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
During 2014 and 2015, the Company’s corporate organizational structure required the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group (“Group A”) could not be offset by tax attributes, including net operating losses of the other group (“Group B”). During the year ended December 31, 2015, the Company restructured its legal entities such that there is only one U.S. tax filing group filing a single U.S. consolidated federal income tax return beginning in 2016.

The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is necessary for deferred tax assets. The Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. As of December 31, 2016, the Company maintains a valuation allowance of $1.1 million for deferred tax assets in certain state jurisdictions.
The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2016, the Company had approximately $1.2 million in unremitted earnings outside the U.S. which were not included for U.S. tax purposes. U.S. income tax liability would be incurred if these funds were

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remitted to the U.S. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company has performed an evaluation and concluded there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2016, which are the years ended December 31, 2013 through December 31, 2016 for U.S. federal taxes and the years ended December 31, 2012 through December 31, 2016 for state tax jurisdictions.

At December 31, 2016, the Company had no unrecognized tax benefits.
In January 2017, the Internal Revenue Service notified the Company that it will examine the Company’s federal tax returns for the year ended December 31, 2014. No adjustments have been asserted and management believes that sustained adjustments, if any, would not have a material effect on the Company’s financial position, results of operations or liquidity.

Note 16 — Convertible Preferred Stock and Stock Warrants
In August 2009, the Company sold convertible preferred stock with detachable warrants to purchase shares of the Company’s common stock. In February 2011, the Company exercised its contractual right to mandatorily convert all outstanding shares of convertible preferred stock into shares of common stock. Currently, the Company has no issued or outstanding shares of preferred stock.

During the year ended December 31, 2014, warrants were exercised to purchase 1,277,250 shares of the Company’s common stock at $1.21 per share generating cash proceeds of $1.5 million. The Company no longer has any outstanding warrants.

Note 17 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2016	2015
Shares issued at the beginning of the year	56,220,214	54,633,726
Issued in sale of common stock	2,450,339	—
Issued in acquisitions	247,764	60,024
Issued in payment of accrued liability	20,000	—
Issued as restricted stock award grants	632,240	758,904
Issued upon exercise of stock options	114,112	767,560
Shares issued at the end of the year	59,684,669	56,220,214

Stock-Based Incentive Plans
Stockholders approved long term incentive plans in 2014, 2010, 2007, 2005, and 2003 (the “2014 Plan,” the “2010 Plan,” the “2007 Plan,” the “2005 Plan” and the “2003 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, and non-employee directors in the form of stock options, restricted stock, and certain other incentive awards. The maximum number of shares that may be issued under the 2014 Plan, 2010 Plan, and 2007 Plan are 5.2 million, 6.0 million, and 2.2 million, respectively. At December 31, 2016, the Company had a total of 1.8 million shares remaining to be granted under the 2014 Plan, 2010 Plan, and 2007 Plan. Shares may no longer be granted under the 2005 Plan and 2003 Plan.
Stock Options
All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. Options expire no later than ten years from the date of grant and generally vest in four years or less. Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest.
The fair value of stock options at the date of grant is calculated using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is permitted for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. No options were granted to employees during 2016, 2015, and 2014.
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

Stock option activity for the year ended December 31, 2016 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	777,400	$7.80
Exercised	(114,112)	1.62
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2016	663,288	$8.87	0.42	$348,067
Vested or expected to vest at
December 31, 2016	663,288	$8.87	0.42	$348,067
Options exercisable as of
December 31, 2016	663,288	$8.87	0.42	$348,067

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $1.0 million, $8.4 million, and $6.0 million, respectively. No stock options vested during the year ended December 31, 2016. The total fair value of stock options vesting during the year ended December 31, 2014 was less than $0.1 million.
At December 31, 2016, the Company had recognized all compensation expense related to stock options.
Restricted Stock
The Company grants employees either time-vesting or performance-based restricted shares in accordance with terms specified in the Restricted Stock Agreements (“RSAs”). Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent to the date of grant, generally three to four years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria are met. During the year ended December 31, 2016, approximately 41% of the restricted shares granted were time-vesting and 59% were performance-based. Grantees of restricted shares retain voting rights for the granted shares.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock share activity for the year ended December 31, 2016 is as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at January 1, 2016	899,216	$18.21
Granted to employees	246,191	11.92
Granted to service provider	20,000	11.21
RSAs converted from 2015 restricted stock units	386,049	21.96
Vested	(772,267)	19.93
Forfeited	(95,947)	18.22
Non-vested at December 31, 2016	683,242	$15.92

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2016, 2015, and 2014 was $11.92, $16.15, and $27.29 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2016, 2015, and 2014 was $15.4 million, $13.7 million, and $10.2 million, respectively.
At December 31, 2016, there was $7.9 million of unrecognized compensation expense related to non-vested restricted stock.

The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units
During the year ended December 31, 2016, the Company granted performance-based restricted stock units (“RSUs”) for 768,393 shares equivalents. The performance period for these share equivalents continues until December 31, 2017.

Restricted stock unit share activity for the year ended December 31, 2016 is as follows:

Restricted Stock Unit Shares	Shares	Weighted- Average Fair Value at Date of Grant
RSU share equivalents at January 1, 2016	386,049	$21.96
2015 RSUs converted to RSAs in 2016	(386,049)	21.96
Share equivalents granted in 2016	768,393	12.02
RSU share equivalents at December 31, 2016	768,393	$12.02

At December 31, 2016, there was $6.9 million of unrecognized compensation expense related to 2016 restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (ESPP) was approved by stockholders on May 18, 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed

10% of an employee’s compensation and participants may not purchase more than 1,000 shares in any one offering period. The fair value of the discount associated with shares purchased under the plan is recognized as share-based compensation expense and was $0.1 million, $0.2 million, and $0.2 million during the years ended December 31, 2016, 2015, and 2014, respectively. The total fair value of the shares purchased under the plan during the years ended December 31, 2016, 2015, and 2014 was $1.0 million, $1.0 million, and $1.1 million, respectively. The employee payment associated with participation in the plan was satisfied through payroll deductions.
 Share-Based Compensation Expense
Non-cash share-based compensation expense related to stock options, restricted stock, restricted stock unit grants, and stock purchased under the Company’s ESPP was $12.1 million,

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$13.1 million, and $9.1 million during the years ended December 31, 2016, 2015, and 2014, respectively.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2016, 2015, and 2014, the Company purchased 238,216 shares, 473,304 shares, and 243,005 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees that were forfeited are accounted for as treasury stock. During the years ended December 31, 2016, 2015, and 2014, shares surrendered for the exercise of stock options were 3,225, 106,810, and 46,208, respectively. These surrendered shares are also accounted for as treasury stock.
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

Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the year ended December 31, 2016, the Company did not repurchase any shares of its outstanding common stock. During the year ended December 31, 2015, the Company repurchased 799,723 shares of its outstanding common stock on the open market at a cost of $9.7 million, inclusive of transaction costs, or an average price of $12.13 per share. During the year ended December 31, 2014, the Company repurchased 621,176 shares of its outstanding common stock on the open market at a cost of $10.4 million, inclusive of transaction costs, or an average price of $16.74 per share.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or through privately negotiated transactions. Through December 31, 2016, the Company has not repurchased any of its common stock under this authorization.
At December 31, 2016, the Company has $54.9 million remaining under its share repurchase program. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At December 31, 2016, this covenant limits additional share repurchases to $4.9 million.

Note 18 — Commitments and Contingencies
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
In January 2016, three derivative lawsuits were filed, two in the District Court of Harris County, Texas (which have since been consolidated into one case), and one in the United States District Court for the Southern District of Texas, on behalf of the Company against certain of its officers and its current directors. The lawsuits allege violations of law, breaches of fiduciary duty, and unjust enrichment against the defendants.

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
Legal Settlement
In December 2016, the Company reached a settlement with a stockholder related to disgorgement of potential short-swing profits under Section 16(b) of the Securities Exchange Act of

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1934 in connection with purchases and sales of Company securities. As a result of the settlement, the Company recorded a gain of $12.7 million.
Operating Lease Commitments
The Company has operating leases for office space, vehicles, and equipment. Future minimum lease payments under operating leases at December 31, 2016 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2017	$2,750
2018	2,477
2019	2,246
2020	2,024
2021	1,972
Thereafter	12,496
Total	$23,965
Rent expense under operating leases totaled $3.3 million, $2.6 million, and $2.2 million during the years ended December 31, 2016, 2015, and 2014, respectively.
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
During the years ended December 31, 2016, 2015, and 2014, compensation expense included $1.0 million, $1.0 million and $0.7 million, respectively, related to the Company’s 401(k) match.
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

Note 19 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. The operations of the Company are categorized into two reportable segments: Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the year ended December 31,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total

2016
Net revenue from external customers	$188,233	$74,599	$—	$262,832
Gross margin	74,592	16,086	—	90,678
Income (loss) from operations	29,014	9,664	(45,982)	(7,304)
Depreciation and amortization	5,935	2,257	2,237	10,429
Capital expenditures	10,674	888	2,398	13,960

2015
Net revenue from external customers	$213,592	$56,374	$—	$269,966
Gross margin	81,935	14,371	—	96,306
Income (loss) from operations	43,902	8,742	(40,366)	12,278
Depreciation and amortization	4,791	2,202	1,742	8,735
Capital expenditures	12,803	568	3,020	16,391

2014
Net revenue from external customers	$268,761	$51,091	$—	$319,852
Gross margin	117,867	12,897	—	130,764
Income (loss) from operations	84,846	6,558	(32,785)	58,619
Depreciation and amortization	4,401	2,138	1,174	7,713
Capital expenditures	6,983	115	2,241	9,339
Assets of the Company by reportable segments are as follows (in thousands):

	December 31, 2016	December 31, 2015
Energy Chemistry Technologies	$184,328	$153,447
Consumer and Industrial Chemistry Technologies	98,105	93,038
Corporate and Other	60,255	40,633
Total segments	342,688	287,118
Held for sale	43,900	115,972
Total Assets	$386,588	$403,090
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
U.S.	$210,890	$227,117	$262,430
Other countries	51,942	42,849	57,422
Total	$262,832	$269,966	$319,852
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Year ended December 31,
	2016	2015	2014
Customer A	15.7%	17.2%	9.9%
Customer B	13.2%	14.6%	22.1%
Customer C	6.9%	10.6%	2.1%
Approximately 95% of the revenue from major customers noted above was from the Energy Chemistry Technologies segment.

Note 20 — Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2016
Revenue (1)	$63,812	$64,079	$64,337	$70,604	$262,832
Gross margin (1)	23,794	21,718	22,354	22,812	90,678

Income (loss) from continuing operations (1)	$(29)	$(111)	$(1,870)	$3,917	$1,907
Income (loss) from discontinued operations, net of tax	(30,156)	(2,169)	(876)	(17,836)	(51,037)
Net (loss) income	$(30,185)	$(2,280)	$(2,746)	$(13,919)	$(49,130)

Basic earnings (loss) per common share (2):
Continuing operations	$—	$—	$(0.03)	$0.07	$0.03
Discontinued operations	(0.55)	(0.04)	(0.02)	(0.31)	(0.91)
Basic earnings (loss) per common share	$(0.55)	$(0.04)	$(0.05)	$(0.24)	$(0.88)
Diluted earnings (loss) per common share (2):
Continuing operations	$—	$—	$(0.03)	$0.07	$0.03
Discontinued operations	(0.55)	(0.04)	(0.02)	(0.31)	(0.91)
Diluted earnings (loss) per common share	$(0.55)	$(0.04)	$(0.05)	$(0.24)	$(0.88)

(1) Amounts exclude impact of discontinued operations.
(2) The sum of the quarterly earnings (loss) per share (basic and diluted) may not agree to the earnings (loss) per share for the year due to the timing of common stock issuances.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2015
Revenue (1)	$60,106	$71,949	$74,048	$63,863	$269,966
Gross margin (1)	19,806	24,552	27,339	24,609	96,306

Income (loss) from continuing operations (1)	$(515)	$2,770	$3,589	$1,314	$7,158
Income (loss) from discontinued operations, net of tax	(1,000)	(15,317)	(1,614)	(2,689)	(20,620)
Net (loss) income	$(1,515)	$(12,547)	$1,975	$(1,375)	$(13,462)

Basic earnings (loss) per common share (2):
Continuing operations	$(0.01)	$0.05	$0.07	$0.02	$0.13
Discontinued operations	(0.02)	(0.28)	(0.03)	(0.05)	(0.38)
Basic earnings (loss) per common share	$(0.03)	$(0.23)	$0.04	$(0.03)	$(0.25)
Diluted earnings (loss) per common share (2):
Continuing operations	$(0.01)	$0.05	$0.07	$0.02	$0.13
Discontinued operations	(0.02)	(0.28)	(0.03)	(0.05)	(0.37)
Diluted earnings (loss) per common share	$(0.03)	$(0.23)	$0.04	$(0.03)	$(0.24)

(1) Amounts exclude impact of discontinued operations.
(2) The sum of the quarterly earnings (loss) per share (basic and diluted) may not agree to the earnings (loss) per share for the year due to the timing of common stock issuances.

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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2016, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control – Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2016.
The Company acquired International Polymerics, Inc. on July 27, 2016. The Company has excluded International Polymerics, Inc. from its assessment of internal control over financial reporting, as permitted by guidance issued by the staff of SEC for a recently acquired business. International Polymerics, Inc. represented approximately 4% and 2% of the Company’s consolidated assets and consolidated net income, respectively, as of and for the year ended December 31, 2016.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Hein & Associates LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

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

10.1	2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on October 27, 2005).
10.2	2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2007).
10.3
Exclusive License Agreement, dated April 3, 2006, among the Company, USA Petrovalve, Inc. and Total Well Solutions, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2006).

10.4	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).
10.5
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.6
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.7	Revolving Credit and Security Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011).
10.8	Guaranty dated September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011).
10.9	Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2011).
10.10	Intellectual Property Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 26, 2011).
10.11	Lien Subordination and Intercreditor Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 26, 2011).
10.12	Second Amendment to Revolving Credit and Security Agreement dated as of November 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2012).
10.13	Third Amendment to Revolving Credit and Security Agreement dated as of December 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2012).
10.14	Fourth Amendment to Revolving Credit Security Agreement dated as of December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2012).
10.15	Amended and Restated Revolving Credit, Term Loan and Security Agreement dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 13, 2013).
10.16
First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2014).

10.17
Restricted Stock Agreement, dated effective February 5, 2014 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 11, 2014).

10.18	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on April 18, 2014).

Exhibit Number		Exhibit Title
10.19
Fifth Amended and Restated Service Agreement, dated as of April 15, 2014, between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2014).

10.20		Letter Agreement, dated as of April 15, 2014, between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2014).
10.21
Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 10, 2014).

10.22		Employment Agreement, dated effective December 31, 2014 between the Company and Steve Reeves (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2015).
10.23		Employment Agreement, dated effective May 29, 2015 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2015).
10.24		Employment Agreement, dated effective May 1, 2015 between the Company and Robert M. Schmitz (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2015).
10.25
Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated June 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2015).

10.26
Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 23, 2015).

10.27		Employment Agreement, dated effective January 1, 2016 between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2016).
10.28		Employment Agreement, dated effective January 1, 2016 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2016).
10.29
Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated effective March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2016).

10.30		Form of Subscription Agreement, dated as of July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2016).
10.31
Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated effective September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2016).

21	*	List of Subsidiaries.
23	*	Consent of Hein & Associates LLP.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	+	XBRL Instance Document.
101.SCH	+	XBRL Schema Document.
101.CAL	+	XBRL Calculation Linkbase Document.
101.LAB	+	XBRL Label Linkbase Document.
101.PRE	+	XBRL Presentation Linkbase Document.
101.DEF	+	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.
+		Filed electronically with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: February 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM	President, Chief Executive Officer, and Chairman of the Board	February 8, 2017
John W. Chisholm	(Principal Executive Officer)
/s/ ROBERT M. SCHMITZ	Chief Financial Officer	February 8, 2017
Robert M. Schmitz	(Principal Financial Officer and Principal Accounting Officer)
/s/ KENNETH T. HERN	Director	February 8, 2017
Kenneth T. Hern
/s/ JOHN S. REILAND	Director	February 8, 2017
John S. Reiland
/s/ L.V. “BUD” MCGUIRE	Director	February 8, 2017
L.V. “Bud” McGuire
/s/ L. MELVIN COOPER	Director	February 8, 2017
L. Melvin Cooper
/s/ CARLA S. HARDY	Director	February 8, 2017
Carla S. Hardy
/s/ TED D. BROWN	Director	February 8, 2017
Ted D. Brown
/s/ MICHELLE M. ADAMS	Director	February 8, 2017
Michelle M. Adams