Form 10-Q
period 2017-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2017-05-03
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 57,254,833 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,826	$4,823
Accounts receivable, net of allowance for doubtful accounts of $779 and $664 at March 31, 2017 and December 31, 2016, respectively	62,934	47,152
Inventories	64,677	58,283
Income taxes receivable	12,271	12,752
Assets held for sale	27,891	43,900
Other current assets	6,694	21,708
Total current assets	176,293	188,618
Property and equipment, net	74,327	74,691
Goodwill	56,660	56,660
Deferred tax assets, net	20,044	12,894
Other intangible assets, net	49,726	50,352
TOTAL ASSETS	$377,050	$383,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,635	$29,960
Accrued liabilities	7,841	12,170
Interest payable	49	24
Liabilities held for sale	4,638	4,961
Current portion of long-term debt	42,603	40,566
Total current liabilities	90,766	87,681
Long-term debt, less current portion	7,083	7,833
Total liabilities	97,849	95,514
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 59,770,452 shares issued and 57,035,414 shares outstanding at March 31, 2017; 59,684,669 shares issued and 56,972,580 shares outstanding at December 31, 2016	6	6
Additional paid-in capital	321,980	318,392
Accumulated other comprehensive income (loss)	(964)	(956)
Retained earnings (accumulated deficit)	(21,808)	(9,830)
Treasury stock, at cost; 2,046,168 and 2,028,847 shares at March 31, 2017 and December 31, 2016, respectively	(20,371)	(20,269)
Flotek Industries, Inc. stockholders’ equity	278,843	287,343
Noncontrolling interests	358	358
Total equity	279,201	287,701
TOTAL LIABILITIES AND EQUITY	$377,050	$383,215

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenue	$79,954	$63,812
Cost of revenue	52,212	40,018
Gross profit	27,742	23,794
Expenses:
Selling, general and administrative	22,581	19,577
Depreciation and amortization	2,445	1,902
Research and development	3,141	1,947
Loss on disposal of long-lived assets	198	—
Total expenses	28,365	23,426
(Loss) income from operations	(623)	368
Other (expense) income:
Interest expense	(594)	(408)
Other (expense) income, net	154	(6)
Total other expense	(440)	(414)
Loss before income taxes	(1,063)	(46)
Income tax benefit	320	17
Loss from continuing operations	(743)	(29)
Loss from discontinued operations, net of tax	(11,235)	(30,156)
Net loss	$(11,978)	$(30,185)

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$—
Discontinued operations, net of tax	(0.19)	(0.55)
Basic earnings (loss) per common share	$(0.20)	$(0.55)
Diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$—
Discontinued operations, net of tax	(0.19)	(0.55)
Diluted earnings (loss) per common share	$(0.20)	$(0.55)
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	57,673	54,744
Weighted average common shares used in computing diluted earnings (loss) per common share	57,673	54,744

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2017	2016
Loss from continuing operations	$(743)	$(29)
Loss from discontinued operations, net of tax	(11,235)	(30,156)
Net loss	(11,978)	(30,185)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	318
Comprehensive income (loss)	$(11,986)	$(29,867)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,978)	$(30,185)
Loss from discontinued operations, net of tax	(11,235)	(30,156)
Loss from continuing operations	(743)	(29)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,032	2,250
Amortization of deferred financing costs	130	87
Loss on sale of assets	198	—
Stock compensation expense	3,011	2,058
Deferred income tax benefit	(7,403)	(6,898)
Reduction in tax benefit related to share-based awards	66	365
Changes in current assets and liabilities:
Accounts receivable, net	(15,788)	252
Inventories	(6,373)	(10,479)
Income taxes receivable	332	(10,308)
Other current assets	13,923	31
Accounts payable	5,671	5,801
Accrued liabilities	1,265	12,274
Income taxes payable	97	(1,817)
Interest payable	25	30
Net cash used in operating activities	(2,557)	(6,383)
Cash flows from investing activities:
Capital expenditures	(1,877)	(3,790)
Proceeds from sale of assets	158	—
Purchase of patents and other intangible assets	(84)	(131)
Net cash used in investing activities	(1,803)	(3,921)
Cash flows from financing activities:
Repayments of indebtedness	(750)	(1,785)
Borrowings on revolving credit facility	98,863	96,000
Repayments on revolving credit facility	(96,826)	(83,526)
Debt issuance costs	(106)	—
Reduction in tax benefit related to share-based awards	—	(365)
Purchase of treasury stock related to share-based awards	(102)	(154)
Proceeds from sale of common stock	251	212
Proceeds from exercise of stock options	7	134
Net cash provided by financing activities	1,337	10,516
Discontinued operations:
Net cash used in operating activities	(353)	(169)
Net cash provided by investing activities	353	169
Net cash flows used in discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	26	60
Net (decrease) increase in cash and cash equivalents	(2,997)	272
Cash and cash equivalents at the beginning of period	4,823	2,208
Cash and cash equivalents at the end of period	$1,826	$2,480

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2016	59,685	$6	2,029	$(20,269)	$318,392	$(956)	$(9,830)	$358	$287,701
Net loss	—	—	—	—	—	—	(11,978)	—	(11,978)
Foreign currency translation adjustment	—	—	—	—	—	(8)	—	—	(8)
Stock issued under employee stock purchase plan	—	—	(20)	—	213	—	—	—	213
Common stock issued in payment of accrued liability	—	—	—	—	188	—	—	—	188
Stock options exercised	5	—	—	—	7	—	—	—	7
Restricted stock granted	80	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	27	—	—	—	—	—	—
Treasury stock purchased	—	—	10	(102)	—	—	—	—	(102)
Stock compensation expense	—	—	—	—	3,180	—	—	—	3,180
Balance, March 31, 2017	59,770	$6	2,046	$(20,371)	$321,980	$(964)	$(21,808)	$358	$279,201

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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2017, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory.” This standard requires management to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
Effective January 1, 2017, the Company adopted the accounting guidance in ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This standard eliminated the requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations are now required to classify all deferred tax assets and liabilities as noncurrent. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard retrospectively and, therefore, prior periods presented were adjusted.
Effective January 1, 2017, the Company adopted the accounting guidance in ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires excess tax benefits and deficiencies to be recognized in the income statement rather than in additional paid-in capital. As a result of applying this change, the Company recognized $0.1 million of excess tax benefit in the provision for incomes taxes during the three months ended March 31, 2017. The Company applied this standard prospectively, where applicable, and, therefore, prior periods presented were not adjusted.
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
In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business.” This standard provides additional guidance on whether an integrated set of assets and activities constitutes a business. The pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted in specific instances. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. An entity will now recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
The Company met all of the criteria to classify the Drilling Technologies and Production Technologies segments’ assets and liabilities as held for sale in the fourth quarter 2016. Effective December 31, 2016, the Company classified the assets, liabilities, and results of operations for these two segments as “Discontinued Operations” for all periods presented.
Disposal of the Drilling Technologies and Production Technologies reporting segments represents a strategic shift that will have a major effect on the Company’s operations and financial results. These segments are available for immediate sale in their present condition, subject only to usual and customary terms, and management expects sales to be completed by the end of 2017.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Drilling Technologies
Revenue	$6,797	$6,456
Cost of revenue	(4,655)	(5,431)
Selling, general and administrative	(3,031)	(4,665)
Depreciation and amortization	—	(748)
Research and development	—	(42)
Gain (loss) on disposal of long-lived assets	73	—
Impairment of inventory and long-lived assets	—	(36,522)
Loss from operations	(816)	(40,952)
Other expense	(71)	(175)
Loss on write-down of assets held for sale	(6,560)	—
Loss before income taxes	(7,447)	(41,127)
Income tax benefit	2,713	14,499
Net loss from discontinued operations	$(4,734)	$(26,628)

Production Technologies
Revenue	$3,153	$2,021
Cost of revenue	(2,483)	(1,911)
Selling, general and administrative	(873)	(1,211)
Depreciation and amortization	—	(148)
Research and development	(271)	(267)
Impairment of inventory	—	(3,913)
Loss from operations	(474)	(5,429)
Other expense	(36)	(20)
Loss on write-down of assets held for sale	(9,717)	—
Loss before income taxes	(10,227)	(5,449)
Income tax benefit	3,726	1,921
Net loss from discontinued operations	$(6,501)	$(3,528)

Drilling Technologies and Production Technologies
Loss from discontinued operations, net of tax	$(11,235)	$(30,156)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	Drilling Technologies		Production Technologies
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Assets:
Accounts receivable, net	$5,328	$5,072	$1,993	$1,784
Inventories	9,059	9,078	7,768	8,115
Other current assets	272	278	381	370
Long-term receivable	—	—	4,179	4,179
Property and equipment, net	11,352	11,277	4,059	3,978
Goodwill	15,333	15,333	1,689	1,689
Other intangible assets, net	7,398	7,395	489	484
Assets held for sale	48,742	48,433	20,558	20,599
Valuation allowance	(25,531)	(18,971)	(15,878)	(6,161)
Assets held for sale, net	$23,211	$29,462	$4,680	$14,438
Liabilities:
Accounts payable	$3,162	$2,472	$834	$914
Accrued liabilities	464	1,190	178	385
Liabilities held for sale	$3,626	$3,662	$1,012	$1,299
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
Due to the decreased rig activity and its impact on management’s expectations for future market activity, the Company further refocused operations of its Drilling Technologies segment. The Company decided to exit the business of building and repairing motors in all domestic markets. In addition, changes in drilling technique, including further escalation of the move to a dominance of pad drilling, reduced the marketability of certain other inventory items. The focus of the Production Technologies segment was shifted to its new technologies for electric submersible pumps for the oil and gas industry and for hydraulic pumping units. Inventory associated with older technologies for these items has been evaluated for impairment. As a result of these changes in focus and projected declines in asset utilization, the Company recorded a pre-tax impairment of inventories as noted below.
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
Based on the changes in the business climate discussed above and continuing operating losses experienced during the three months ended March 31, 2016, goodwill within the Teledrift and Production Technologies reporting units was tested for impairment. However, no impairments of goodwill were recorded based upon this testing.
Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Supplemental non-cash investing and financing activities:
Value of common stock issued in payment of accrued liability	$188	$—
Exercise of stock options by common stock surrender	7	—
Supplemental cash payment information:
Interest paid	$553	$382
Income taxes paid, net of refunds	114	2,264
Note 6 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended March 31,
	2017	2016
Revenue:
Products	$78,514	$61,999
Services	1,440	1,813
	$79,954	$63,812
Cost of revenue:
Products	$50,691	$39,246
Services	934	424
Depreciation	587	348
	$52,212	$40,018
Note 7 — Inventories
Inventories are as follows (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$31,637	$28,626
Work-in-process	3,013	2,918
Finished goods	30,027	26,739
Inventories	$64,677	$58,283

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$6,355	$5,837
Buildings and leasehold improvements	43,152	42,986
Machinery, equipment and rental tools	37,031	36,187
Equipment in progress	3,827	3,235
Furniture and fixtures	1,983	1,969
Transportation equipment	2,730	3,059
Computer equipment and software	11,969	11,844
Property and equipment	107,047	105,117
Less accumulated depreciation	(32,720)	(30,426)
Property and equipment, net	$74,327	$74,691
Depreciation expense, including expense recorded in cost of revenue, totaled $2.3 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017 and 2016, no impairments were recognized related to property and equipment.
Note 9 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Total
Balance at December 31, 2016	$37,180	$19,480	$56,660
Goodwill impairment recognized	—	—	—
Balance at March 31, 2017	$37,180	$19,480	$56,660
During the three months ended March 31, 2017 and 2016, no impairments of goodwill were recognized.
Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$16,965	$4,799	$16,815	$4,537
Customer lists	30,877	6,930	30,877	6,518
Trademarks and brand names	1,506	1,080	1,467	1,069
Total finite-lived intangible assets acquired	49,348	12,809	49,159	12,124
Deferred financing costs	1,804	247	1,804	117
Total amortizable intangible assets	51,152	$13,056	50,963	$12,241
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$62,782		$62,593

Carrying value:
Other intangible assets, net	$49,726		$50,352

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.7 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	March 31, 2017	December 31, 2016
Long-term debt:
Borrowings under revolving credit facility	$40,603	$38,566
Term loan	9,083	9,833
Total long-term debt	49,686	48,399
Less current portion of long-term debt	(42,603)	(40,566)
Long-term debt, less current portion	$7,083	$7,833
Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. The Credit Facility, as amended, continues in effect until May 10, 2020. Under terms of the Credit Facility, as amended, the Company has total borrowing availability of $65 million; initially, up to $55 million under a revolving credit facility with borrowing of $10 million under a term loan. The revolving credit facility limit will increase by each term loan principal payment, therefore, total borrowing capacity will remain at $65 million throughout the term of the Credit Facility.
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Company was in compliance with all debt covenants at March 31, 2017. The Credit Facility restricts the payment of cash dividends on common stock and limits the amount that may be used to repurchase common stock and preferred stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
The Credit Facility contains financial covenants to maintain a fixed charge coverage ratio and a leverage ratio, as well as establishes an annual limit on capital expenditures. The fixed charge coverage ratio is the ratio of (a) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted for non-cash stock-based compensation and the loss from discontinued operations, less cash paid for taxes during the period to (b) all debt payments during the period. The fixed charge coverage ratio requirement began for the quarter ended March 31, 2017 at 1.00 to 1.00 and increases to 1.10 to 1.00 for the year ending December 31, 2017, and thereafter. The leverage ratio (funded debt to adjusted EBITDA) requirement begins for the six months ending June 30, 2017, at not greater than 5.50 to 1.10 and reduces to not greater than 4.00 to 1.00 for the year ending March 31, 2018, and thereafter. The annual limit on capital expenditures for 2017 is $20 million. The annual limit on capital expenditures for 2017 is reduced if the undrawn availability under the revolving credit facility falls below $10 million at month-end for April, May, or June 2017 or below $15 million at any other month-end.
Beginning with fiscal year 2017, the Credit Facility includes a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments, and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid on the outstanding balance within 60 days of the fiscal year end.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2017, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $55.8 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $15.2 million at March 31, 2017.
The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 4.00% at March 31, 2017. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At March 31, 2017, $40.6 million was outstanding under the revolving credit facility, with $5.6 million borrowed as base rate loans at an interest rate of 6.00% and $35.0 million borrowed as LIBOR loans at an interest rate of 3.78%.
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
(b) Term Loan
The amount borrowed under the term loan was reset to $10 million effective as of September 30, 2016. Monthly principal payments of $0.2 million are required. The unpaid balance of the term loan is due May 10, 2020. Prepayments are permitted, and may be required in certain circumstances. Amounts repaid under the term loan are added to the borrowing availability under the revolving credit facility. The term loan is secured by substantially all of the Company’s domestic land, buildings, equipment, and other intangible assets.
The interest rate on the term loan varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 2.25% to 2.75% or (b) between LIBOR plus 3.25% to 3.75%. At March 31, 2017, $9.1 million was outstanding under the term loan, with $1.1 million borrowed as base rate loans at an interest rate of 6.75% and $8.0 million borrowed as LIBOR loans at an interest rate of 4.53%.
Note 12 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2017 and 2016, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.7 million stock options and 1.2 million restricted stock units for the three months ended March 31, 2017, and 0.7 million stock options and 0.8 million restricted stock units for the three months ended March 31, 2016.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Loss from continuing operations	$(743)	$(29)
Loss from discontinued operations, net of tax	(11,235)	(30,156)
Net loss - Basic and Diluted	$(11,978)	$(30,185)

Weighted average common shares outstanding - Basic	57,673	54,744
Assumed conversions:
Incremental common shares from stock options	—	—
Incremental common shares from restricted stock units	—	—
Weighted average common shares outstanding - Diluted	57,673	54,744

Basic earnings (loss) per common share:
Continuing operations	$(0.01)	$—
Discontinued operations, net of tax	(0.19)	(0.55)
Basic earnings (loss) per common share	$(0.20)	$(0.55)
Diluted earnings (loss) per common share:
Continuing operations	$(0.01)	$—
Discontinued operations, net of tax	(0.19)	(0.55)
Diluted earnings (loss) per common share	$(0.20)	$(0.55)
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at March 31, 2017 or December 31, 2016.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$9,083	$9,083	$9,833	$9,833
Borrowings under revolving credit facility	40,603	40,603	38,566	38,566

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairments of any of these assets were recognized during the three months ended March 31, 2017 and 2016.
Note 14 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2017	2016
U.S. federal statutory tax rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.2)	(3.0)
Non-U.S. income taxed at different rates	0.5	0.5
Excess tax benefit related to stock-based awards	6.2	—
Other	0.4	0.5
Effective income tax rate	(30.1)%	(37.0)%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and benefits of non-U.S. income taxed at lower rates. Changes in the effective tax rate during the three months ended March 31, 2017, included the Company implementing ASU No. 2016-09 which requires accounting for excess tax benefits and tax deficiencies as discrete items in the period in which they occur.
In January 2017, the Internal Revenue Service notified the Company that it will examine the Company’s federal tax returns for the year ended December 31, 2014. No adjustments have been asserted, and management believes that sustained adjustments, if any, would not have a material effect on the Company’s financial position, results of operations, or liquidity.
Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of changes in common shares issued during the three months ended March 31, 2017 is as follows:

Shares issued at December 31, 2016	59,684,669
Issued as restricted stock award grants	80,783
Issued upon exercise of stock options	5,000
Shares issued at March 31, 2017	59,770,452
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares of its outstanding common stock.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through March 31, 2017, the Company has not repurchased any of its common stock under this authorization.
As of March 31, 2017, the Company has $54.9 million remaining under its share repurchase programs. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of March 31, 2017, this covenant limits additional share repurchases to $4.9 million.

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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2017
Net revenue from external customers	$60,765	$19,189	$—	$79,954
Gross profit	22,302	5,440	—	27,742
Income (loss) from operations	8,548	3,705	(12,876)	(623)
Depreciation and amortization	1,849	579	604	3,032
Capital expenditures	514	500	863	1,877

2016
Net revenue from external customers	$44,679	$19,133	$—	$63,812
Gross profit	18,769	5,025	—	23,794
Income (loss) from operations	8,013	3,389	(11,034)	368
Depreciation and amortization	1,244	510	496	2,250
Capital expenditures	3,014	143	633	3,790

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets of the Company by reportable segments are as follows (in thousands):

	March 31, 2017	December 31, 2016
Energy Chemistry Technologies	$196,155	$184,328
Consumer and Industrial Chemistry Technologies	106,850	98,105
Corporate and Other	46,154	56,882
Total segments	349,159	339,315
Held for sale	27,891	43,900
Total assets	$377,050	$383,215
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2017	2016
U.S.	$64,649	$52,607
Other countries	15,305	11,205
Total	$79,954	$63,812
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended March 31,
	2017	2016
Customer A	12.1%	23.9%
Customer B	9.7%	12.3%
Over 95% of the revenue from these customers was for sales in the Energy Chemistry Technologies segment.
Note 17 — Commitments and Contingencies
Class Action Litigation
In November 2015, four putative securities class action lawsuits were filed in the United States District Court for the Southern District of Texas against the Company and certain of its officers. The lawsuits have been consolidated into a single case, and an amended complaint has been filed. The amended complaint asserts that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive. On March 30, 2017, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss. The lead plaintiff has filed a notice of appeal in this case.
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
The Company believes the lawsuits are without merit and intends to vigorously defend against all claims asserted. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.
In addition, the U.S. Securities and Exchange Commission has opened an inquiry related to similar issues to those raised in the above-described litigation.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 18 — Subsequent Event
On May 2, 2017, the Company entered into an Asset Purchase Agreement with National Oilwell Varco, L.P. (“NOV”) to sell substantially all of the assets and transfer certain specified liabilities and obligations of the Company’s Drilling Technologies segment to NOV. NOV will pay $17.0 million in cash consideration, subject to normal working capital adjustments, with $1.5 million held back by NOV for up to 18 months. Closing is expected to occur mid-May, 2017.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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
Results of operations of the Drilling Technologies and Production Technologies segments for the three months ended March 31, 2017 and 2016 are discussed below.
Executive Summary
Flotek is a global, diversified, technology-driven company that develops and supplies chemistry and services to the oil and gas industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in consumer and industrial markets. Flotek operates in over 20 domestic and international markets.
The Company’s oilfield business includes specialty chemistries and logistics. Flotek’s technologies enable its customers in pursuing improved efficiencies in the drilling and completion of their wells. Customers include major integrated oil and gas (“O&G”) companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also produces non-energy-related citrus oil and related products including (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the O&G industry. The Company sources citrus oil domestically and internationally and is one of the largest processors of citrus oil in the world. Additionally, the Company also provides automated bulk material handling, loading facilities, and blending capabilities.

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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crops,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended March 31,
	2017	2016	% Change
Average North American Active Drilling Rigs
U.S.	742	551	34.7%
Canada	295	173	70.5%
Total	1,037	724	43.2%
Average U.S. Active Drilling Rigs by Type
Vertical	69	63	9.5%
Horizontal	610	435	40.2%
Directional	63	53	18.9%
Total	742	551	34.7%
Average North American Drilling Rigs by Product
Oil	754	524	43.9%
Natural Gas	283	200	41.5%
Total	1,037	724	43.2%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of April 17, 2017.
During the three months ended March 31, 2017, total average North American active drilling rig count increased 43.2% when compared to the same period of 2016. Average North American oil drilling rig activity increased by 43.9% for the three months ended March 31, 2017, when compared to the same period of 2016. Average North American natural gas drilling rig count increased by 41.5% for the three months ended March 31, 2017, compared to the same period of 2016. Sequentially, total average North American active drilling rig count increased by 34.7% when compared to the fourth quarter of 2016.
Average U.S. rig activity increased by 34.7% for the three months ended March 31, 2017, compared to the same period of 2016, and sequentially, increased by 26.0% when compared to the fourth quarter of 2016. Average Canadian rig count increased by 70.5% for the three months ended March 31, 2017, compared to the same period of 2016.
According to data collected by the U.S. Energy Information Administration (“EIA”), completions in the seven most prolific areas in the lower 48 states increased 22.0% for the three months ended March 31, 2017, when compared to the same period of 2016. Sequentially, completions increased 22.8% when compared to the fourth quarter of 2016.

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
During the first quarter of 2017, the Company continued to successfully promote the efficacy of its CnF® chemistries resulting in a 23.2% increase in CnF® sales volumes compared to the first quarter of 2016. First quarter 2017 CnF® volumes increased 23.7% compared to the fourth quarter of 2016, in line with well completion activity as measured by industry surveys. Although quarter to quarter performance may vary, the Company expects its Energy Chemistry Technologies sales to outperform market activity metrics over time by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and the continuation of its direct-to-operator sales program known as the Flotek Store®. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain.
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
Capital expenditures for continuing operations, exclusive of acquisitions, totaled $1.9 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively. The Company expects capital spending to be between $10 million and $14 million in 2017. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
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

Results of Continuing Operations (in thousands):

	Three months ended March 31,
	2017	2016
Revenue	$79,954	$63,812
Cost of revenue	52,212	40,018
Gross profit	27,742	23,794
Gross margin %	34.7%	37.3%
Selling, general and administrative costs	22,581	19,577
Selling, general and administrative costs %	28.2%	30.7%
Depreciation and amortization	2,445	1,902
Research and innovation costs	3,141	1,947
Loss on disposal of long-lived assets	198	—
(Loss) income from operations	(623)	368
Operating margin %	(0.8)%	0.6%
Interest and other expense, net	(440)	(414)
Loss before income taxes	(1,063)	(46)
Income tax benefit	320	17
Loss from continuing operations	(743)	(29)
Loss from discontinued operations, net of tax	(11,235)	(30,156)
Net loss	$(11,978)	$(30,185)
Consolidated Results of Operations: Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016
Consolidated revenue for the three months ended March 31, 2017, increased $16.1 million, or 25.3%, versus the same period of 2016. The increase in revenue was driven by increased sales within the Energy Chemistry Technologies segment due to the recovery of oilfield activity beginning in the latter half of 2016, as indicated by the 22.0% rise in completions for the three months ended March 31, 2017, versus the same period of 2016.
Consolidated gross profit for the three months ended March 31, 2017, increased $3.9 million, or 16.6%, compared to the same period of 2016. Gross margin decreased to 34.7% for the three months ended March 31, 2017, from 37.3% in the same period of 2016, primarily due to lower margin product sales in the Energy Chemistry Technologies segment, partially offset by higher margin product sales in the Consumer and Industrial Chemistry Technologies segment.
Selling, general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A costs increased $3.0 million, or 15.3%, for the three months ended March 31, 2017, versus the same period of 2016. As a percentage of revenue, SG&A decreased 2.5%. This increase was primarily due to costs associated with executive retirement in the first quarter of 2017, costs associated with increased headcount in the Energy Chemistry Technologies sales and support staff for new business lines, and higher sales and marketing expenses. The Company regularly evaluates its SG&A cost structure as market conditions warrant.
Depreciation and amortization expense increased $0.5 million, or 28.5%, for the three months ended March 31, 2017, versus the same period of 2016, primarily attributable to the completion and equipping of the Global Research & Innovation Center in August 2016, along with other improvements to manufacturing facilities.
Research and Innovation (“R&I”) expense increased $1.2 million, or 61.3%, for the three months ended March 31, 2017, compared to the same period of 2016. The increase in R&I is primarily attributable to new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth and refining of existing product lines, and the development of new chemistries which are expected to expand the Company’s intellectual property portfolio.
Interest and other expense remained flat for the three months ended March 31, 2017, versus the same period of 2016.

The Company recorded an income tax benefit of $0.3 million, yielding an effective tax benefit rate of 30.1% for the three months ended March 31, 2017, compared to an income tax benefit of less than $0.1 million, yielding an effective tax benefit rate of 37.0% for the comparable period in 2016.
The Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. The Company initiated a process to market for sale the Drilling Technologies and Production Technologies segments and has identified potential buyers. Marketing efforts are ongoing to ensure the completion of these sales during 2017. The Company recorded a net loss from discontinued operations of $11.2 million for the three months ended March 31, 2017 for the classification of the Drilling Technologies and Production Technologies segments as held for sale.
Results by Segment

Energy Chemistry Technologies
(dollars in thousands)	Three months ended March 31,
	2017	2016
Revenue	$60,765	$44,679
Gross profit	22,302	18,769
Gross margin %	36.7%	42.0%
Income from operations	8,548	8,013
Operating margin %	14.1%	17.9%
Energy Chemistry Technologies Results of Operations: Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016
Energy Chemistry Technologies revenue for the three months ended March 31, 2017, increased $16.1 million, or 36.0%, versus the same period of 2016, compared to a 22.0% increase in completions. CnF® sales volumes increased 23.2% (revenues increased 29.0%), compared to the three months ended March 31, 2016. The increased sales of its CnF® chemistries during the first quarter of 2017 was due to increased well completion activity by customers. Non-CnF revenues rose approximately 65.1%, compared to the three months ended March 31, 2016, due to increased customer demand as a result of oilfield market conditions.
Sequentially, revenues increased $5.6 million, or 10.2%, versus the fourth quarter of 2016, compared to a 22.8% increase in completions. CnF® sales volumes increased 23.7% (revenues increased 18.0%) on a sequential basis.
Energy Chemistry Technologies gross profit increased $3.5 million, or 18.8%, for the three months ended March 31, 2017, versus the same period of 2016. Gross margin decreased to 36.7% for the three months ended March 31, 2017, from 42.0% in the same period of 2016. The gross margin decrease over the period was primarily due to product mix with higher raw material costs associated with the higher sales volume of CnF® chemistries. Sequentially, gross profit increased $2.3 million, or 11.6%, versus the fourth quarter of 2016.
Income from operations for the Energy Chemistry Technologies segment increased $0.5 million, or 6.7%, for the three months ended March 31, 2017, versus the same period of 2016. This increase is primarily attributable to the increase in gross profit associated with CnF® sales.

Consumer and Industrial Chemistry Technologies
(dollars in thousands)	Three months ended March 31,
	2017	2016
Revenue	$19,189	$19,133
Gross profit	5,440	5,025
Gross margin %	28.3%	26.3%
Income from operations	3,705	3,389
Operating margin %	19.3%	17.7%

CICT Results of Operations: Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016
CICT revenue remained flat for the three months ended March 31, 2017, versus the same period of 2016. Sequentially, quarterly revenues increased $3.7 million, or 24.1%, due to increased Flavor and Fragrance sales and additional terpene sales volumes and price increases.
CICT gross profit for the three months ended March 31, 2017, increased $0.4 million, or 8.3%, versus the same period of 2016. Gross margin increased to 28.3% for the three months ended March 31, 2017, from 26.3% in the same period of 2016, as a result of increased margins associated with product mix, partially offset by a slight increase in direct costs. Sequentially, gross profits increased by $2.6 million, and gross margins increased to 28.3% from 18.3% in the fourth quarter of 2016 due to increased sales of higher margin Flavor and Fragrance products and reduced direct costs.
Driven by strong demand for CICT product lines, income from operations for the CICT segment increased $0.3 million, or 9.3%, for the three months ended March 31, 2017, versus the same period of 2016. Operating margin increased to 19.3% for the three months ended March 31, 2017, from 17.7% in the same period of 2016. Sequentially, quarterly operating profits increased by $2.5 million.
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

Drilling Technologies
(dollars in thousands)	Three months ended March 31,
	2017	2016
Revenue	$6,797	$6,456
Gross profit	2,142	1,025
Gross margin %	31.5%	15.9%
Loss from operations	(812)	(40,951)
Loss from operations - excluding impairment	(812)	(4,429)
Operating margin % - excluding impairment	(11.9)%	(68.6)%
Drilling Technologies Results of Operations: Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016
Drilling Technologies revenue increased $0.3 million, or 5.3%, for the three months ended March 31, 2017, relative to the same period of 2016. The increase was primarily due to increased float equipment sales and increased service revenue.
Drilling Technologies gross profit for the three months ended March 31, 2017, increased $1.1 million, or 109.0%, versus the same period of 2016. The increase in gross profit was primarily due to lower direct costs, including employment costs and no depreciation expense in 2017 due to being classified as discontinued operations.
Loss from operations for the three months ended March 31, 2017, improved by $40.1 million versus the same period of 2016, on a 5.3% revenue increase, primarily resulting from the first quarter 2016 impairment charge. Loss from operations, excluding impairment, for the three months ended March 31, 2017, decreased by $3.6 million, versus the same period of 2016, primarily due to increased revenue, a decrease of 65.4% in direct operating costs, a decrease of 35.0% in selling, general and administrative costs, and no depreciation expense in 2017 due to being classified as discontinued operations.

Production Technologies
(dollars in thousands)	Three months ended March 31,
	2017	2016
Revenue	$3,153	$2,021
Gross profit	670	110
Gross margin %	21.2%	5.4%
Loss from operations	(506)	(5,430)
Loss from operations - excluding impairment	(506)	(1,517)
Operating margin % - excluding impairment	(16.0)%	(75.1)%
Production Technologies Results of Operations: Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016
Revenue for the Production Technologies segment for the three months ended March 31, 2017, increased by $1.1 million, or 56.0%, versus the same period of 2016. This increase was primarily due to increased rod pump equipment sales and increased ESP and hydraulic pumping unit (“HPU”) sales due to the deployment of new product technologies.
Production Technologies gross profit increased by $0.6 million for the three months ended March 31, 2017, versus the same period of 2016. Gross margin increased to 21.2% for the three months ended March 31, 2017, from 5.4% for the same period in 2016. This increase was due to increased margins on better pricing for rod pump equipment and HPU sales and no depreciation expense in 2017 due to being classified as discontinued operations.
Loss from operations improved $4.9 million for the three months ended March 31, 2017, versus the same period in 2016. Loss from operations, excluding impairment, improved by $1.0 million for the three months ended March 31, 2017, versus the same period in 2016. These loss reductions were due to increased revenue and margins on the revenue for the first quarter, as well as no depreciation expense in 2017 due to being classified as discontinued operations.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2017, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2017.

Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first three months of 2017, the Company funded capital requirements primarily with cash on hand and debt financing.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility and a term loan secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of March 31, 2017, the Company had $40.6 million in outstanding borrowings under the revolving debt portion of the Credit Facility and $9.1 million outstanding under the term loan. At March 31, 2017, the Company was in compliance with all debt covenants. Significant terms of the Credit Facility are discussed in Note 11 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has access to adequate liquidity to fund its ongoing operations, capital expenditures, and required payments on the term loan. As of March 31, 2017, the Company had available borrowing capacity under its revolving line of credit of $15.2 million and available cash of $1.8 million, resulting in total liquidity of $17.0 million. For the remainder of 2017, the Company plans to spend between $8.1 million and $12.1 million for committed and planned capital expenditures. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise.
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
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	March 31, 2017	March 31, 2016
Cash and cash equivalents	$1,826	$2,480
Current portion of long-term debt	(42,603)	(44,765)
Long-term debt, less current portion	(7,083)	(16,470)
Net debt	$(47,860)	$(58,755)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(2,557)	$(6,383)
Net cash used in investing activities	(1,803)	(3,921)
Net cash provided by financing activities	1,337	10,516
Net cash flows used in discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	26	60
Net (decrease) increase in cash and cash equivalents	$(2,997)	$272

Operating Activities
Net cash used in operating activities was $2.6 million and $6.4 million during the three months ended March 31, 2017 and 2016, respectively. Consolidated net loss for the three months ended March 31, 2017 and 2016, totaled $0.7 million and $0.0 million, respectively.
During the three months ended March 31, 2017, net non-cash reductions to net income totaled $1.0 million. Non-cash items which reduced net income consisted primarily of $7.4 million for changes to deferred income taxes, partially offset by contributory items of $3.2 million for depreciation and amortization, $3.0 million for stock-based compensation expense, and $0.2 million for net loss on sale of assets.
During the three months ended March 31, 2016, net non-cash reductions to net income totaled $2.1 million. Non-cash items which reduced net income consisted $6.9 million for changes to deferred income taxes, partially offset by contributory items of $2.3 million for depreciation and amortization, $2.1 million for stock compensation expense, and $0.4 million for recognized incremental tax benefits related to the Company’s share based awards.
During the three months ended March 31, 2017, changes in working capital used $0.8 million in cash, primarily resulting from increasing accounts receivable and inventory by $22.2 million, partially offset by decreasing income taxes receivable and other current assets by $14.3 million and increasing accounts payable, accrued liabilities, income taxes payable, and interest payables by $7.1 million.
During the three months ended March 31, 2016, changes in working capital used $4.2 million in cash, primarily resulting from increasing inventory and income taxes receivable by $20.8 million and decreasing income taxes payable by $1.8 million, partially offset by decreasing accounts receivable and other current assets by $0.3 million and increasing accounts payable and accrued liabilities by $18.1 million.
Investing Activities
Net cash used in investing activities was $1.8 million for the three months ended March 31, 2017. Cash used in investing activities primarily included $1.9 million for capital expenditures and $0.1 million for the purchase of various patents, partially offset by $0.2 million of proceeds received from the sale of fixed assets.
Net cash used in investing activities was $3.9 million for the three months ended March 31, 2016. Cash used in investing activities primarily included $3.8 million for capital expenditures and $0.1 million associated with the purchase of various patents.
Financing Activities
Net cash generated through financing activities was $1.3 million for the three months ended March 31, 2017, primarily due to receiving $1.3 million for borrowings of debt, net of repayments and $0.3 million in proceeds from the sale of common stock. Cash generated through financing activities was partially offset by purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards of $0.1 million.
Net cash generated through financing activities was $10.5 million for the three months ended March 31, 2016. Cash generated through financing activities was primarily due to receiving $10.7 million from borrowings of debt, net of repayments, and proceeds from the sale of common stock of $0.2 million. Cash generated through financing activities was partially offset by reductions in tax benefit related to stock-based compensation of $0.4 million and $0.2 million for purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and the exercise of non-qualified stock options..
Although the Company has no immediate intention to access the capital markets, the Company intends to file a “universal” shelf registration with the Securities and Exchange Commission in the coming weeks. This shelf registration statement will register the issuance and sale from time to time of various securities by the Company, including but not limited to senior notes, subordinated notes, preferred stock, common stock, warrants, units, and guarantees. Once this shelf registration statement is filed with the Securities and Exchange Commission and becomes effective, the Company will have the financial flexibility to access the capital markets quickly and efficiently from time to time as the need may arise.

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
Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at March 31, 2017, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Term loan	$9,083	$2,000	$4,000	$3,083	$—
Estimated interest expense on term loan (1)	1,258	538	682	38	—
Borrowings under revolving credit facility (2)	40,603	40,603	—	—	—
Operating lease obligations	23,442	2,701	4,761	3,980	12,000
Total	$74,386	$45,842	$9,443	$7,101	$12,000
(1) Interest expense amounts assume interest rates on this variable rate obligation remain unchanged from March 31, 2017 rates. The weighted-average interest rate is 4.80% at March 31, 2017.
(2) The borrowing is classified as current debt. The weighted-average interest rate is 4.09% at March 31, 2017.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item  1. Legal Proceedings
Class Action Litigation
In November 2015, four putative securities class action lawsuits were filed in the United States District Court for the Southern District of Texas against the Company and certain of its officers. The lawsuits have been consolidated into a single case, and an amended complaint has been filed. The amended complaint asserts that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint seeks an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive. On March 30, 2017, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss. The lead plaintiff has filed a notice of appeal in this case.
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
The Company believes the lawsuits are without merit and intends to vigorously defend against all claims asserted. Discovery has not yet commenced. At this time, the Company is unable to reasonably estimate the outcome of this litigation.
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
Repurchases of the Company’s equity securities during the three months ended March 31, 2017, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
January 1, 2017 to January 31, 2017	8,316	$10.03	—	$54,907,862
February 1, 2017 to February 28, 2017	1,508	$12.35	—	$54,907,862
March 1, 2017 to March 31, 2017	—	$—	—	$54,907,862
Total	9,824	$10.39	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2017, the Company has repurchased $20.1 million of its common stock and $4.9 million may yet be used to purchase shares.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2017, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.

(4)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of March 31, 2017, this covenant limits additional share repurchases to $4.9 million.

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

10.1		Retirement Agreement, dated February 14, 2017, between Robert M. Schmitz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2017).
10.2		Retirement Agreement, dated February 16, 2017, between Steve Reeves and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 17, 2017).
10.3
Letter Agreement, dated February 13, 2017, among the Company, Protechnics II, Inc. and Chisholm Management, Inc. amending the Fifth Amended and Restated Service Agreement among such parties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 17, 2017).

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
Date: May 3, 2017

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer
Date: May 3, 2017