Form 10-Q
period 2017-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2017-08-01
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, there were 57,332,720 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,422	$4,823
Accounts receivable, net of allowance for doubtful accounts of $994 and $664 at June 30, 2017 and December 31, 2016, respectively	60,089	47,152
Inventories	78,410	58,283
Income taxes receivable	3,872	12,752
Assets held for sale	7,197	43,900
Other current assets	6,079	21,708
Total current assets	159,069	188,618
Property and equipment, net	74,396	74,691
Goodwill	56,660	56,660
Deferred tax assets, net	19,972	12,894
Other intangible assets, net	49,080	50,352
TOTAL ASSETS	$359,177	$383,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,554	$29,960
Accrued liabilities	8,488	12,170
Interest payable	21	24
Liabilities held for sale	2,416	4,961
Current portion of long-term debt	42,716	40,566
Total current liabilities	82,195	87,681
Long-term debt, less current portion	—	7,833
Total liabilities	82,195	95,514
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 60,504,613 shares issued and 57,313,766 shares outstanding at June 30, 2017; 59,684,669 shares issued and 56,972,580 shares outstanding at December 31, 2016	6	6
Additional paid-in capital	331,126	318,392
Accumulated other comprehensive income (loss)	(970)	(956)
Retained earnings (accumulated deficit)	(25,633)	(9,830)
Treasury stock, at cost; 2,709,680 and 2,028,847 shares at June 30, 2017 and December 31, 2016, respectively	(27,905)	(20,269)
Flotek Industries, Inc. stockholders’ equity	276,624	287,343
Noncontrolling interests	358	358
Total equity	276,982	287,701
TOTAL LIABILITIES AND EQUITY	$359,177	$383,215

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$85,177	$64,079	$165,131	$127,890
Cost of revenue	59,086	42,361	111,298	82,379
Gross profit	26,091	21,718	53,833	45,511
Expenses:
Corporate general and administrative	11,155	9,557	23,426	20,096
Segment selling and administrative	9,386	8,067	19,695	17,105
Depreciation and amortization	2,479	1,905	4,924	3,806
Research and development	4,109	2,048	7,250	3,995
Loss (gain) on disposal of long-lived assets	214	(15)	412	(15)
Total expenses	27,343	21,562	55,707	44,987
(Loss) income from operations	(1,252)	156	(1,874)	524
Other (expense) income:
Interest expense	(549)	(610)	(1,145)	(1,018)
Other (expense) income, net	237	(47)	391	(53)
Total other expense	(312)	(657)	(754)	(1,071)
Loss before income taxes	(1,564)	(501)	(2,628)	(547)
Income tax benefit	442	390	762	407
Loss from continuing operations	(1,122)	(111)	(1,866)	(140)
Loss from discontinued operations, net of tax	(2,704)	(2,169)	(13,937)	(32,325)
Net loss	$(3,826)	$(2,280)	$(15,803)	$(32,465)

Basic earnings (loss) per common share:
Continuing operations	$(0.02)	$—	(0.03)	—
Discontinued operations, net of tax	(0.05)	(0.04)	(0.24)	(0.59)
Basic earnings (loss) per common share	$(0.07)	$(0.04)	$(0.27)	$(0.59)
Diluted earnings (loss) per common share:
Continuing operations	$(0.02)	$—	(0.03)	—
Discontinued operations, net of tax	(0.05)	(0.04)	(0.24)	(0.59)
Diluted earnings (loss) per common share	$(0.07)	$(0.04)	$(0.27)	$(0.59)
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	57,854	54,910	57,764	54,827
Weighted average common shares used in computing diluted earnings (loss) per common share	57,854	54,910	57,764	54,827

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Loss from continuing operations	$(1,122)	$(111)	$(1,866)	$(140)
Loss from discontinued operations, net of tax	(2,704)	(2,169)	(13,937)	(32,325)
Net loss	(3,826)	(2,280)	(15,803)	(32,465)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5)	7	(14)	324
Comprehensive income (loss)	$(3,831)	$(2,273)	$(15,817)	$(32,141)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,803)	$(32,465)
Loss from discontinued operations, net of tax	(13,937)	(32,325)
Loss from continuing operations	(1,866)	(140)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,023	4,651
Amortization of deferred financing costs	253	205
Loss (gain) on sale of assets	412	(15)
Stock compensation expense	6,653	5,128
Deferred income tax benefit	(7,329)	(8,076)
Reduction in tax benefit related to share-based awards	315	954
Changes in current assets and liabilities:
Accounts receivable, net	(12,874)	(51)
Inventories	(20,023)	(7,624)
Income taxes receivable	8,619	(11,535)
Other current assets	14,185	(414)
Accounts payable	(1,418)	3,622
Accrued liabilities	(180)	11,685
Income taxes payable	(10)	(1,759)
Interest payable	(3)	74
Net cash used in operating activities	(7,243)	(3,295)
Cash flows from investing activities:
Capital expenditures	(4,508)	(8,238)
Proceeds from sales of businesses	17,490	—
Proceeds from sale of assets	310	24
Purchase of patents and other intangible assets	(247)	(140)
Net cash provided by (used in) investing activities	13,045	(8,354)
Cash flows from financing activities:
Repayments of indebtedness	(9,833)	(3,571)
Borrowings on revolving credit facility	224,757	171,397
Repayments on revolving credit facility	(220,607)	(153,460)
Debt issuance costs	(106)	(147)
Reduction in tax benefit related to share-based awards	—	(954)
Purchase of treasury stock related to share-based awards	(1,335)	(609)
Proceeds from sale of common stock	368	446
Repurchase of common stock	(487)	—
Proceeds from exercise of stock options	20	134
Net cash (used in) provided by financing activities	(7,223)	13,236
Discontinued operations:
Net cash used in operating activities	(794)	(59)
Net cash provided by investing activities	794	51
Net cash flows used in discontinued operations	—	(8)
Effect of changes in exchange rates on cash and cash equivalents	20	53
Net (decrease) increase in cash and cash equivalents	(1,401)	1,632
Cash and cash equivalents at the beginning of period	4,823	2,208
Cash and cash equivalents at the end of period	$3,422	$3,840

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2016	59,685	$6	2,029	$(20,269)	$318,392	$(956)	$(9,830)	$358	$287,701
Net loss	—	—	—	—	—	—	(15,803)	—	(15,803)
Foreign currency translation adjustment	—	—	—	—	—	(14)	—	—	(14)
Stock issued under employee stock purchase plan	—	—	(40)	—	368	—	—	—	368
Common stock issued in payment of accrued liability	—	—	—	—	188	—	—	—	188
Stock options exercised	651	—	—	—	5,834	—	—	—	5,834
Stock surrendered for exercise of stock options	—	—	470	(5,814)	—	—	—	—	(5,814)
Restricted stock granted	169	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	76	—	—	—	—	—	—
Treasury stock purchased	—	—	125	(1,335)	—	—	—	—	(1,335)
Stock compensation expense	—	—	—	—	6,344	—	—	—	6,344
Repurchase of common stock	—	—	50	(487)	—	—	—	—	(487)
Balance, June 30, 2017	60,505	$6	2,710	$(27,905)	$331,126	$(970)	$(25,633)	$358	$276,982

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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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
Effective January 1, 2017, the Company adopted the accounting guidance in ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires excess tax benefits and deficiencies to be recognized in the income statement rather than in additional paid-in capital. As a result of applying this change, the Company recognized $0.3 million of excess tax benefit in the provision for incomes taxes during the six months ended June 30, 2017. The Company applied this standard prospectively, where applicable, and, therefore, prior periods presented were not adjusted.
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
In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting.” This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
Note 3 — Discontinued Operations
During the fourth quarter 2016, the Company initiated a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. The Company executed a plan to sell or otherwise dispose of the Drilling Technologies and Production Technologies segments. An investment banking advisory services firm was engaged and actively marketed these segments.
The Company met all of the criteria to classify the Drilling Technologies and Production Technologies segments’ assets and liabilities as held for sale in the fourth quarter 2016. Effective December 31, 2016, the Company classified the assets, liabilities, and results of operations for these two segments as “Discontinued Operations” for all periods presented.
Disposal of the Drilling Technologies and Production Technologies reporting segments represented a strategic shift that would have a major effect on the Company’s operations and financial results.
On May 22, 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Company’s Drilling Technologies segment to National Oilwell Varco, L.P. (“NOV”) for $17.0 million in cash consideration, subject to normal working capital adjustments, with $1.5 million held back by NOV for up to 18 months to satisfy potential indemnification claims.
On May 23, 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Company’s Production Technologies segment to Raptor Lift Solutions, LLC (“Raptor Lift”) for $2.9 million in cash consideration, with $0.4 million held back by Raptor Lift to satisfy potential indemnification claims.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Drilling Technologies
Revenue	$4,737	$6,372	$11,534	$12,829
Cost of revenue	(2,603)	(4,155)	(7,259)	(9,587)
Selling, general and administrative	(2,740)	(3,495)	(5,771)	(8,155)
Depreciation and amortization	—	(337)	—	(1,085)
Research and development	(6)	(22)	(6)	(65)
Gain (loss) on disposal of long-lived assets	(12)	19	62	16
Impairment of inventory and long-lived assets	—	—	—	(36,522)
Loss from operations	(624)	(1,618)	(1,440)	(42,569)
Other expense	(46)	(69)	(117)	(243)
Loss on sale of businesses	(1,365)	—	(1,365)	—
Loss on write-down of assets held for sale	(272)	—	(6,831)	—
Loss before income taxes	(2,307)	(1,687)	(9,753)	(42,812)
Income tax benefit	158	456	3,147	14,881
Net loss from discontinued operations	$(2,149)	$(1,231)	$(6,606)	$(27,931)

Production Technologies
Revenue	$849	$1,868	$4,002	$3,889
Cost of revenue	(707)	(1,882)	(3,189)	(3,793)
Selling, general and administrative	(802)	(897)	(1,675)	(2,051)
Depreciation and amortization	—	(149)	—	(298)
Research and development	(92)	(201)	(363)	(467)
Loss on disposal of long-lived assets	—	—	—	(59)
Impairment of inventory	—	—	—	(3,913)
Loss from operations	(752)	(1,261)	(1,225)	(6,692)
Other expense	(16)	(23)	(52)	(44)
Gain on sale of businesses	171	—	171	—
Loss on write-down of assets held for sale	—	—	(9,718)	—
Loss before income taxes	(597)	(1,284)	(10,824)	(6,736)
Income tax benefit	42	346	3,493	2,342
Net loss from discontinued operations	$(555)	$(938)	$(7,331)	$(4,394)

Drilling Technologies and Production Technologies
Loss from discontinued operations, net of tax	$(2,704)	$(2,169)	$(13,937)	$(32,325)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Drilling Technologies		Production Technologies
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Assets:
Accounts receivable, net	$2,448	$5,072	$539	$1,784
Inventories	1,942	9,078	—	8,115
Other current assets	1,595	278	697	370
Long-term receivable	—	—	—	4,179
Property and equipment, net	880	11,277	—	3,978
Goodwill	—	15,333	—	1,689
Other intangible assets, net	—	7,395	—	484
Assets held for sale	6,865	48,433	1,236	20,599
Valuation allowance	(904)	(18,971)	—	(6,161)
Assets held for sale, net	$5,961	$29,462	$1,236	$14,438
Liabilities:
Accounts payable	$388	$2,472	$40	$914
Accrued liabilities	1,607	1,190	381	385
Liabilities held for sale	$1,995	$3,662	$421	$1,299
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
Based on the changes in the business climate discussed above and continuing operating losses experienced during the three months ended March 31, 2016 and June 30, 2016, goodwill within the Teledrift and Production Technologies reporting units was tested for impairment during these periods. However, no impairments of goodwill were recorded based upon this testing.
Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2017	2016
Supplemental non-cash investing and financing activities:
Value of common stock issued in payment of accrued liability	$188	$—
Exercise of stock options by common stock surrender	5,814	—
Supplemental cash payment information:
Interest paid	$1,069	$921
Income taxes received, net of payments (paid, net of refunds)	9,489	(3,429)
Note 6 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Products	$83,835	$62,561	$162,350	$124,560
Services	1,342	1,518	2,781	3,330
	$85,177	$64,079	$165,131	$127,890
Cost of revenue:
Products	$57,052	$41,692	$107,741	$80,936
Services	1,522	172	2,458	598
Depreciation	512	497	1,099	845
	$59,086	$42,361	$111,298	$82,379
Note 7 — Inventories
Inventories are as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$42,668	$28,626
Work-in-process	2,933	2,918
Finished goods	32,809	26,739
Inventories	$78,410	$58,283

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2017	December 31, 2016
Land	$6,551	$5,837
Buildings and leasehold improvements	43,052	42,986
Machinery, equipment and rental tools	38,213	36,187
Equipment in progress	5,091	3,235
Furniture and fixtures	2,026	1,969
Transportation equipment	2,449	3,059
Computer equipment and software	12,069	11,844
Property and equipment	109,451	105,117
Less accumulated depreciation	(35,055)	(30,426)
Property and equipment, net	$74,396	$74,691
Depreciation expense, including expense recorded in cost of revenue, totaled $2.3 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $4.7 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively.
During the three and six months ended June 30, 2017 and 2016, no impairments were recognized related to property and equipment.
Note 9 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Total
Balance at December 31, 2016	$37,180	$19,480	$56,660
Goodwill impairment recognized	—	—	—
Balance at June 30, 2017	$37,180	$19,480	$56,660
During the three and six months ended June 30, 2017 and 2016, no impairments of goodwill were recognized.
Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$17,099	$5,060	$16,815	$4,537
Customer lists	30,877	7,343	30,877	6,518
Trademarks and brand names	1,517	1,092	1,467	1,069
Total finite-lived intangible assets acquired	49,493	13,495	49,159	12,124
Deferred financing costs	1,822	370	1,804	117
Total amortizable intangible assets	51,315	$13,865	50,963	$12,241
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$62,945		$62,593

Carrying value:
Other intangible assets, net	$49,080		$50,352

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.7 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.
Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	June 30, 2017	December 31, 2016
Long-term debt:
Borrowings under revolving credit facility	$42,716	$38,566
Term loan	—	9,833
Total long-term debt	42,716	48,399
Less current portion of long-term debt	(42,716)	(40,566)
Long-term debt, less current portion	$—	$7,833
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
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Company was in compliance with all debt covenants at June 30, 2017. The Credit Facility restricts the payment of cash dividends on common stock and limits the amount that may be used to repurchase common stock and preferred stock. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
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
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may initially borrow up to $55 million through May 10, 2020. This includes a sublimit of $10 million that may be used for letters of credit. As of May 22, 2017, the revolving credit facility limit increased to $65 million upon payment in full of the outstanding term loan principal balance. The revolving credit facility is secured by substantially all of the Company’s domestic accounts receivable and inventory.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2017, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $64.9 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $22.2 million at June 30, 2017.
The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 4.25% at June 30, 2017. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At June 30, 2017, $42.7 million was outstanding under the revolving credit facility, with $7.7 million borrowed as base rate loans at an interest rate of 5.75% and $35.0 million borrowed as LIBOR loans at an interest rate of 3.73%.
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
(b) Term Loan
The amount borrowed under the term loan was reset to $10 million effective as of September 30, 2016. Monthly principal payments of $0.2 million were required. On May 22, 2017, the Company repaid the outstanding balance of the term loan and the liens on land, buildings, equipment, and other intangible assets were released.
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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2017 and 2016, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 12,100 stock options and 1.3 million restricted stock units for the three and six months ended June 30, 2017, and 0.7 million stock options and 0.8 million restricted stock units for the three and six months ended June 30, 2016.
Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Loss from continuing operations	$(1,122)	$(111)	$(1,866)	$(140)
Loss from discontinued operations, net of tax	(2,704)	(2,169)	(13,937)	(32,325)
Net loss - Basic and Diluted	$(3,826)	$(2,280)	$(15,803)	$(32,465)

Weighted average common shares outstanding - Basic	57,854	54,910	57,764	54,827
Assumed conversions:
Incremental common shares from stock options	—	—	—	—
Incremental common shares from restricted stock units	—	—	—	—
Weighted average common shares outstanding - Diluted	57,854	54,910	57,764	54,827

Basic earnings (loss) per common share:
Continuing operations	$(0.02)	$—	$(0.03)	$—
Discontinued operations, net of tax	(0.05)	(0.04)	(0.24)	(0.59)
Basic earnings (loss) per common share	$(0.07)	$(0.04)	$(0.27)	$(0.59)
Diluted earnings (loss) per common share:
Continuing operations	$(0.02)	$—	$(0.03)	$—
Discontinued operations, net of tax	(0.05)	(0.04)	(0.24)	(0.59)
Diluted earnings (loss) per common share	$(0.07)	$(0.04)	$(0.27)	$(0.59)

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at June 30, 2017 or December 31, 2016.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$—	$—	$9,833	$9,833
Borrowings under revolving credit facility	42,716	42,716	38,566	38,566

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairments of any of these assets were recognized during the three and six months ended June 30, 2017 and 2016.
Note 14 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.8)	(4.8)	(3.8)	(4.7)
Non-U.S. income taxed at different rates	(0.1)	(40.8)	0.1	(37.2)
Excess tax benefit related to stock-based awards	13.4	—	10.7	—
Other	(1.8)	2.8	(1.0)	2.5
Effective income tax rate	(28.3)%	(77.8)%	(29.0)%	(74.4)%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates. Changes in the effective tax rate during the three and six months ended June 30, 2017, included the Company implementing ASU No. 2016-09 which requires accounting for excess tax benefits and tax deficiencies as discrete items in the period in which they occur.
In January 2017, the Internal Revenue Service notified the Company that it will examine the Company’s federal tax returns for the year ended December 31, 2014. No adjustments have been asserted, and management believes that sustained adjustments, if any, would not have a material effect on the Company’s financial position, results of operations, or liquidity.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of changes in common shares issued during the six months ended June 30, 2017 is as follows:

Shares issued at December 31, 2016	59,684,669
Issued as restricted stock award grants	168,756
Issued upon exercise of stock options	651,188
Shares issued at June 30, 2017	60,504,613
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the three and six months ended June 30, 2017, the Company repurchased 50,000 shares of its outstanding common stock on the open market at a cost of $0.5 million, inclusive of transaction costs, or an average price of $9.76 per share. During the three and six months ended June 30, 2016, the Company did not repurchase any shares of its outstanding common stock.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through June 30, 2017, the Company has not repurchased any of its common stock under this authorization.
As of June 30, 2017, the Company has $54.4 million remaining under its share repurchase programs. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of June 30, 2017, this covenant limits additional share repurchases to $4.4 million.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2017
Net revenue from external customers	$65,875	$19,302	$—	$85,177
Gross profit	22,804	3,287	—	26,091
Income (loss) from operations	9,299	1,216	(11,767)	(1,252)
Depreciation and amortization	1,795	583	613	2,991
Capital expenditures	1,956	397	278	2,631

2016
Net revenue from external customers	$43,385	$20,694	$—	$64,079
Gross profit	17,660	4,058	—	21,718
Income (loss) from operations	7,584	2,686	(10,114)	156
Depreciation and amortization	1,237	608	557	2,402
Capital expenditures	3,685	204	559	4,448

As of and for the six months ended June 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2017
Net revenue from external customers	$126,640	$38,491	$—	$165,131
Gross profit	45,106	8,727	—	53,833
Income (loss) from operations	17,848	4,921	(24,643)	(1,874)
Depreciation and amortization	3,644	1,162	1,217	6,023
Capital expenditures	2,470	897	1,141	4,508

2016
Net revenue from external customers	$88,064	$39,826	$—	$127,890
Gross profit	36,429	9,082	—	45,511
Income (loss) from operations	15,597	6,075	(21,148)	524
Depreciation and amortization	2,480	1,118	1,053	4,651
Capital expenditures	6,699	346	1,193	8,238

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets of the Company by reportable segments are as follows (in thousands):

	June 30, 2017	December 31, 2016
Energy Chemistry Technologies	$195,963	$184,328
Consumer and Industrial Chemistry Technologies	117,037	98,105
Corporate and Other	38,980	56,882
Total segments	351,980	339,315
Held for sale	7,197	43,900
Total assets	$359,177	$383,215
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
U.S.	$71,836	$49,381	$136,485	$101,987
Other countries	13,341	14,698	28,646	25,903
Total	$85,177	$64,079	$165,131	$127,890
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Customer A	13.3%	17.5%	12.7%	20.7%
Customer B	10.1%	13.3%	9.9%	12.8%
Over 95% of the revenue from these customers was for sales in the Energy Chemistry Technologies segment.
Note 17 — Commitments and Contingencies
Class Action Litigation
On March 30, 2017, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the four consolidated putative securities class action lawsuits that were filed in November 2015, against the Company and certain of its officers. The lawsuits were previously consolidated into a single case, and a consolidated amended complaint had been filed. The consolidated amended complaint asserted that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint sought an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive. The lead plaintiff appealed the District Court’s decision granting the motion to dismiss.
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
In addition, as previously disclosed, the U.S. Securities and Exchange Commission has opened an inquiry related to similar issues to those raised in the above-described litigation.

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
In May 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of each of the Drilling Technologies and Production Technologies segments.
Executive Summary
Flotek is a global, diversified, technology-driven company that develops and supplies chemistries and services to the oil and gas industries, and high value compounds to companies that make cleaning products, cosmetics, food and beverages, and other products that are sold in consumer and industrial markets. Flotek operates in over 20 domestic and international markets.
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

Continuing Operations
The operations of the Company are categorized into two reportable segments: Energy Chemistry Technologies (“ECT”) and Consumer and Industrial Chemistry Technologies (“CICT”).

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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crops,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
Average North American Active Drilling Rigs
U.S.	895	422	112.1%	819	483	69.6%
Canada	117	48	143.8%	206	108	90.7%
Total	1,012	470	115.3%	1,025	591	73.4%
Average U.S. Active Drilling Rigs by Type
Vertical	77	51	51.0%	73	57	28.1%
Horizontal	751	326	130.4%	681	377	80.6%
Directional	67	45	48.9%	65	49	32.7%
Total	895	422	112.1%	819	483	69.6%
Average North American Drilling Rigs by Product
Oil	771	350	120.3%	763	433	76.2%
Natural Gas	241	120	100.8%	262	158	65.8%
Total	1,012	470	115.3%	1,025	591	73.4%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of July 17, 2017.
Average U.S. rig activity increased by 112.1% and 69.6% for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016, and sequentially, increased by 20.6% when compared to the first quarter of 2017.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on July 17, 2017, completions in the seven most prolific areas in the lower 48 states increased 44.1% and 28.6% for the three and six months ended June 30, 2017, when compared to the same periods of 2016. Sequentially, completions increased 21.4% when compared to the first quarter of 2017.

Company Outlook
After a continuous decline in U.S. drilling rig activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although a continuing recovery appears to be underway, the level of drilling and completion activity is still depressed compared to historical levels. Assuming the price for crude oil remains relatively stable and regulatory impediments are reduced, the Company expects U.S. oilfield activity to improve modestly throughout 2017.
During the second quarter of 2017, the Company continued to successfully promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries resulting in a 43.1% increase in CnF® sales volumes compared to the second quarter of 2016. Second quarter 2017 CnF® volumes increased 1.6% compared to the first quarter of 2017. Although quarter to quarter performance may vary, the Company expects its Energy Chemistry Technologies sales to outperform market activity metrics over time by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and the continuation of its direct-to-operator sales program known as the Flotek Store®. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased transparency in pricing and a more direct relationship with Flotek’s technical expertise and supply chain.
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
The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils, industrial solvents, and flavor and fragrance ingredients. Although current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business, as well as both internal and external industrial markets, the market supply of citrus oils has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease. This reduced supply has resulted in higher citrus oil prices and increased price volatility. However, the Company expects its strong market position to enable it to maintain a stable supply of citrus oils for internal use and external sales. The Company expects to manage the impact of volatile terpene costs through the development of new product formulations and pricing strategies.
During the fourth quarter 2016, the Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry and initiated a process to identify potential buyers for its Drilling Technologies and Production Technologies segments. During the second quarter of 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Drilling Technologies and Production Technologies segments.
Capital expenditures for continuing operations totaled $4.5 million and $8.2 million for the six months ended June 30, 2017 and 2016, respectively. The Company expects capital spending to be between $9 million and $12 million in 2017. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
Changes to geopolitical, global economic, and industry trends could have an impact, either positive or negative, on the Company’s business. In the event of significant adverse changes to the demand for oil and gas production, the market price for oil and gas, and/or the availability of citrus crops, the market conditions affecting the Company could change rapidly and materially. Should such adverse changes to market conditions occur, management believes the Company has access to adequate liquidity to withstand the impact of such changes while continuing to make strategic capital investments and acquisitions, if opportunities arise. In addition, management believes the Company is well-positioned to take advantage of significant increases in demand for its products should market conditions improve dramatically in the near term.

Results of Continuing Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$85,177	$64,079	$165,131	$127,890
Cost of revenue	59,086	42,361	111,298	82,379
Gross profit	26,091	21,718	53,833	45,511
Gross margin %	30.6%	33.9%	32.6%	35.6%
Corporate general and administrative	11,155	9,557	23,426	20,096
Corporate general and administrative %	13.1%	14.9%	14.2%	15.7%
Segment selling and administrative	9,386	8,067	19,695	17,105
Segment selling and administrative %	11.0%	12.6%	11.9%	13.4%
Depreciation and amortization	2,479	1,905	4,924	3,806
Research and innovation costs	4,109	2,048	7,250	3,995
Loss on disposal of long-lived assets	214	(15)	412	(15)
(Loss) income from operations	(1,252)	156	(1,874)	524
Operating margin %	(1.5)%	0.2%	(1.1)%	0.4%
Interest and other expense, net	(312)	(657)	(754)	(1,071)
Loss before income taxes	(1,564)	(501)	(2,628)	(547)
Income tax benefit	442	390	762	407
Loss from continuing operations	(1,122)	(111)	(1,866)	(140)
Loss from discontinued operations, net of tax	(2,704)	(2,169)	(13,937)	(32,325)
Net loss	$(3,826)	$(2,280)	$(15,803)	$(32,465)
Consolidated Results of Operations: Three and Six Months Ended June 30, 2017, Compared to the Three and Six Months Ended June 30, 2016
Consolidated revenue for the three and six months ended June 30, 2017, increased $21.1 million, or 32.9%, and $37.2 million, or 29.1%, respectively, versus the same periods of 2016. These increases in revenue were driven by increased sales within the Energy Chemistry Technologies segment due to the increased oilfield activity beginning in the latter half of 2016.
Consolidated gross profit for the three and six months ended June 30, 2017, increased $4.4 million, or 20.1%, and $8.3 million, or 18.3%, respectively, compared to the same periods of 2016. Gross margin decreased to 30.6% and 32.6% for the three and six months ended June 30, 2017, respectively, from 33.9% and 35.6% in the same periods of 2016, primarily due to increased volumes of lower margin product sales in all segments.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs increased $1.6 million, or 16.7%, and $3.3 million, or 16.6%, for the three and six months ended June 30, 2017, respectively, versus the same periods of 2016; however, as a percentage of revenue, CG&A decreased 1.8% and 1.5% for the three and six months ended June 30, 2017, respectively. These increases were primarily due to costs associated with executive retirement and stock compensation expense, partially offset by decreased legal expenses related to ongoing litigation.
Segment selling and administrative (“SS&A”) expenses are not directly attributable to products sold or services provided. SS&A costs increased $1.3 million, or 16.4%, and $2.6 million, or 15.1%, for the three and six months ended June 30, 2017, respectively, versus the same periods of 2016; however, as a percentage of revenue, SS&A decreased 1.6% and 1.5% for the three and six months ended June 30, 2017, respectively. These increases were primarily due to increased headcount in the Energy Chemistry Technologies sales and support staff for expansion and growth in new business and related higher sales and marketing expenses.
Depreciation and amortization expense increased $0.6 million, or 30.1%, and $1.1 million, or 29.4%, for the three and six months ended June 30, 2017, respectively, versus the same periods of 2016, primarily attributable to the completion and equipping of the Global Research & Innovation Center in August 2016, along with other improvements to manufacturing facilities.
Research and Innovation (“R&I”) expense increased $2.1 million, or 100.6%, and $3.3 million, or 81.5%, for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. These increases in R&I are primarily attributable to new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth and refining of existing product lines, and the development of new chemistries which are expected to expand the Company’s intellectual property portfolio.
Interest and other expense decreased $0.3 million, or 52.5%, and $0.3 million, or 29.6%, for the three and six months ended June 30, 2017, respectively, versus the same periods of 2016, primarily due to the repayment of the term loan on May 27, 2017.
The Company recorded income tax benefits of $0.4 million and $0.8 million, yielding effective tax benefit rates of 28.3% and 29.0%, for the three and six months ended June 30, 2017, respectively, compared to income tax benefits of $0.4 million and $0.4 million, yielding effective tax benefit rates of 77.8% and 74.4%, for the comparable periods in 2016.
As part of the Company’s strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Drilling Technologies and Production Technologies segments in May 2017. The Company recorded a net loss from discontinued operations of $2.7 million and $13.9 million for the three and six months ended June 30, 2017, respectively.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$65,875	$43,385	$126,640	$88,064
Gross profit	22,804	17,660	45,106	36,429
Gross margin %	34.6%	40.7%	35.6%	41.4%
Income from operations	9,299	7,584	17,848	15,597
Operating margin %	14.1%	17.5%	14.1%	17.7%
ECT Results of Operations: Three and Six Months Ended June 30, 2017, Compared to the Three and Six Months Ended June 30, 2016
ECT revenue for the three and six months ended June 30, 2017, increased $22.5 million, or 51.8%, and $38.6 million, or 43.8%, respectively, versus the same periods of 2016. CnF® sales volumes increased 43.1% (revenues increased 51.1%), compared to the three months ended June 30, 2016. Increased CnF® chemistry sales during the second quarter of 2017 was due to increased well completion activity by customers. Quarterly non-CnF revenues rose approximately 62.8%, compared to the three months ended June 30, 2016, due to increased customer demand as a result of oilfield market conditions.
Sequentially, revenues increased $5.1 million, or 8.4%, versus the first quarter of 2017. CnF® sales volumes increased 1.6% (revenues increased 1.2%) on a sequential basis.
ECT gross profit increased $5.1 million, or 29.1%, and $8.7 million, or 23.8%, for the three and six months ended June 30, 2017, respectively, versus the same periods of 2016. Gross margin decreased to 34.6% and 35.6% for the three and six months ended June 30, 2017, respectively, from 40.7% and 41.4% in the same periods of 2016. The gross margin decreases over the periods were primarily due to product mix with higher raw material costs associated with the higher sales volume of CnF® chemistries. Sequentially, gross profit increased $0.5 million, or 2.3%, versus the first quarter of 2017.
Income from operations for the ECT segment increased $1.7 million, or 22.6%, and $2.3 million, or 14.4%, for the three and six months ended June 30, 2017, respectively, versus the same periods of 2016. These increases were primarily attributable to the increase in CnF® sales.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$19,302	$20,694	$38,491	$39,826
Gross profit	3,287	4,058	8,727	9,082
Gross margin %	17.0%	19.6%	22.7%	22.8%
Income from operations	1,216	2,686	4,921	6,075
Operating margin %	6.3%	13.0%	12.8%	15.3%

CICT Results of Operations: Three and Six Months Ended June 30, 2017, Compared to the Three and Six Months Ended June 30, 2016
CICT revenue decreased $1.4 million, or 6.7%, and $1.3 million, or 3.4%, for the three and six months ended June 30, 2017, respectively, versus the same periods of 2016. These decreases were due to reduced volumes, partially offset by higher prices. Sequentially, quarterly revenues remained flat.
CICT gross profit for the three and six months ended June 30, 2017, decreased $0.8 million, or 19.0%, and $0.4 million, or 3.9%, respectively, versus the same periods of 2016. Gross margin decreased to 17.0% and 22.7% for the three and six months ended June 30, 2017, respectively, from 19.6% and 22.8% in the same periods of 2016, as a result of decreased margins associated with product mix and a slight increase in direct costs. Sequentially, gross profits decreased by $2.2 million, and gross margins decreased to 17.0% from 28.3% in the first quarter of 2017 due to product mix and increased raw material costs.
Income from operations for the CICT segment decreased $1.5 million, or 54.7%, and $1.2 million, or 19.0%, for the three and six months ended June 30, 2017, respectively, versus the same periods of 2016. Sequentially, quarterly operating profits decreased by $2.5 million. These decreases are primarily attributable to product mix and increased raw material and indirect costs.
Discontinued Operations
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. In May 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Drilling Technologies and Production Technologies segments. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The information below is presented for informational purposes only.

Drilling Technologies
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$4,737	$6,372	$11,534	$12,829
Gross profit	2,134	2,217	4,275	3,242
Gross margin %	45.0%	34.8%	37.1%	25.3%
Loss from operations	(624)	(1,618)	(1,440)	(42,569)
Loss from operations - excluding impairment	(624)	(1,618)	(1,440)	(6,047)
Operating margin % - excluding impairment	(13.2)%	(25.4)%	(12.5)%	(47.1)%

Production Technologies
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$849	$1,868	$4,002	$3,889
Gross profit	142	(14)	813	96
Gross margin %	16.7%	(0.7)%	20.3%	2.5%
Loss from operations	(752)	(1,261)	(1,225)	(6,692)
Loss from operations - excluding impairment	(752)	(1,261)	(1,225)	(2,779)
Operating margin % - excluding impairment	(88.6)%	(67.5)%	(30.6)%	(71.5)%
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2017, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2017.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first six months of 2017, the Company funded capital requirements primarily with cash on hand and debt financing.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility and a term loan secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. On May 22, 2017, the Company repaid the outstanding balance of the term loan and the liens on land, buildings, equipment, and other intangible assets were released. As of June 30, 2017, the Company had $42.7 million in outstanding borrowings under the revolving debt portion of the Credit Facility and no outstanding balance under the term loan. At June 30, 2017, the Company was in compliance with all debt covenants. Significant terms of the Credit Facility are discussed in Note 11 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has access to adequate liquidity to fund its ongoing operations and capital expenditures. As of June 30, 2017, the Company had available borrowing capacity under its revolving line of credit of $22.2 million and available cash of $3.4 million, resulting in total liquidity of $25.6 million. For the remainder of 2017, the Company plans to spend between $4.5 million and $7.5 million for committed and planned capital expenditures. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise.
Any excess cash generated may be used to pay down the level of debt or retained for future use.
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$3,422	$3,840
Current portion of long-term debt	(42,716)	(50,228)
Long-term debt, less current portion	—	(14,684)
Net debt	$(39,294)	$(61,072)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(7,243)	$(3,295)
Net cash provided by (used in) investing activities	13,045	(8,354)
Net cash (used in) provided by financing activities	(7,223)	13,236
Net cash flows used in discontinued operations	—	(8)
Effect of changes in exchange rates on cash and cash equivalents	20	53
Net (decrease) increase in cash and cash equivalents	$(1,401)	$1,632
Operating Activities
Net cash used in operating activities was $7.2 million and $3.3 million during the six months ended June 30, 2017 and 2016, respectively. Consolidated net loss for the six months ended June 30, 2017 and 2016, totaled $1.9 million and $0.1 million, respectively.
During the six months ended June 30, 2017, net non-cash contributions to net income totaled $6.3 million. Contributory non-cash items consisted primarily of $6.3 million for depreciation and amortization, $6.7 million for stock-based compensation expense, and $0.4 million for net loss on sale of assets, partially offset by $7.3 million for changes to deferred income taxes.
During the six months ended June 30, 2016, net non-cash contributions to net income totaled $2.8 million. Contributory non-cash items consisted primarily of $4.9 million for depreciation and amortization, $5.1 million for stock compensation expense, and $1.0 million for recognized incremental tax benefits related to the Company’s share based awards, partially offset by $8.1 million for changes to deferred income taxes.
During the six months ended June 30, 2017, changes in working capital used $11.7 million in cash, primarily resulting from increasing accounts receivable and inventory by $32.9 million and decreasing accounts payable and accrued liabilities, partially offset by decreasing income taxes receivable and other current assets by $22.8 million.
During the six months ended June 30, 2016, changes in working capital used $6.0 million in cash, primarily resulting from increasing accounts receivable, inventory, income taxes receivable, and other current assets by $19.6 million and decreasing income taxes payable by $1.8 million, partially offset by increasing accounts payable, accrued liabilities, and interest payable by $15.4 million.

Investing Activities
Net cash provided by investing activities was $13.0 million for the six months ended June 30, 2017. Cash provided by investing activities primarily included $17.5 million of proceeds received from the sale of the Drilling Technologies and Production Technologies segments and $0.3 million of proceeds received from the sale of fixed assets, partially offset by $4.5 million for capital expenditures and $0.2 million for the purchase of various patents.
Net cash used in investing activities was $8.4 million for the six months ended June 30, 2016. Cash used in investing activities primarily included $8.2 million for capital expenditures and $0.1 million associated with the purchase of various patents.
Financing Activities
Net cash used in financing activities was $7.2 million for the six months ended June 30, 2017, primarily due to using $5.7 million for repayments of debt, net of borrowings, purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards of $1.3 million, and $0.5 million for the repurchase of common stock. Cash used in financing activities was partially offset by $0.4 million in proceeds from the sale of common stock.
Net cash generated through financing activities was $13.2 million for the six months ended June 30, 2016. Cash generated through financing activities was primarily due to receiving $14.4 million from borrowings of debt, net of repayments, and proceeds from the sale of common stock of $0.4 million. Cash generated through financing activities was partially offset by reductions in tax benefit related to stock-based compensation of $1.0 million and $0.6 million for purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and the exercise of non-qualified stock options.
Although the Company has no immediate intention to access the capital markets, the Company has prepared a “universal” shelf registration which will be filed with the Securities and Exchange Commission. This shelf registration statement will register the issuance and sale from time to time of various securities by the Company, including but not limited to senior notes, subordinated notes, preferred stock, common stock, warrants, units, and guarantees. Once this shelf registration statement is filed with the Securities and Exchange Commission and becomes effective, the Company will have the financial flexibility to access the capital markets quickly and efficiently from time to time as the need may arise.
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
Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at June 30, 2017, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Borrowings under revolving credit facility (1)	$42,716	$42,716	$—	$—	$—
Operating lease obligations	23,210	2,749	4,986	3,971	11,504
Total	$65,926	$45,465	$4,986	$3,971	$11,504
(1) The borrowing is classified as current debt. The weighted-average interest rate is 4.09% at June 30, 2017.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item  1. Legal Proceedings
Class Action Litigation
On March 30, 2017, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the four consolidated putative securities class action lawsuits that were filed in November 2015, against the Company and certain of its officers. The lawsuits were previously consolidated into a single case, and a consolidated amended complaint had been filed. The consolidated amended complaint asserted that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint sought an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive. The lead plaintiff appealed the District Court’s decision granting the motion to dismiss.
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
In addition, as previously disclosed, the U.S. Securities and Exchange Commission has opened an inquiry related to similar issues to those raised in the above-described litigation.
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
Repurchases of the Company’s equity securities during the three months ended June 30, 2017, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
April 1, 2017 to April 30, 2017	497,391	$12.55	—	$54,907,862
May 1, 2017 to May 31, 2017	81,218	$9.74	50,000	$54,420,042
June 1, 2017 to June 30, 2017	56,191	$9.08	—	$54,420,042
Total	634,800	$11.89	50,000

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2017, the Company has repurchased $20.6 million of its common stock and $4.4 million may yet be used to purchase shares.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2017, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.

(4)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of June 30, 2017, this covenant limits additional share repurchases to $4.4 million.

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

10.1
Seventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of March 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2017).

10.2	*
Asset Purchase Agreement, dated May 2, 2017, by and among National Oilwell DHT, L.P., Dreco Energy Services ULC, and National Oilwell Varco, L.P., the buyers, Teledrift Company, Turbeco, Inc., Flotek Technologies ULC, and Flotek Industries FZE, the sellers, and Flotek Industries, Inc.

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
Date: August 1, 2017

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer
Date: August 1, 2017