Form 10-Q
period 2017-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2017-11-08
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were 56,825,819 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,942	$4,823
Accounts receivable, net of allowance for doubtful accounts of $1,089 and $664 at September 30, 2017 and December 31, 2016, respectively	56,008	47,152
Inventories	70,716	58,283
Income taxes receivable	2,649	12,752
Assets held for sale	4,135	43,900
Other current assets	10,881	21,708
Total current assets	149,331	188,618
Property and equipment, net	73,711	74,691
Goodwill	56,660	56,660
Deferred tax assets, net	21,190	12,894
Other intangible assets, net	48,851	50,352
TOTAL ASSETS	$349,743	$383,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,725	$29,960
Accrued liabilities	12,323	12,170
Interest payable	30	24
Liabilities held for sale	1,586	4,961
Current portion of long-term debt	40,589	40,566
Total current liabilities	76,253	87,681
Long-term debt, less current portion	—	7,833
Total liabilities	76,253	95,514
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 60,621,786 shares issued and 56,802,456 shares outstanding at September 30, 2017; 59,684,669 shares issued and 56,972,580 shares outstanding at December 31, 2016	6	6
Additional paid-in capital	334,490	318,392
Accumulated other comprehensive income (loss)	(822)	(956)
Retained earnings (accumulated deficit)	(28,736)	(9,830)
Treasury stock, at cost; 3,354,344 and 2,028,847 shares at September 30, 2017 and December 31, 2016, respectively	(31,806)	(20,269)
Flotek Industries, Inc. stockholders’ equity	273,132	287,343
Noncontrolling interests	358	358
Total equity	273,490	287,701
TOTAL LIABILITIES AND EQUITY	$349,743	$383,215

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$79,458	$64,337	$244,589	$192,227
Cost of revenue	57,718	41,983	169,016	124,362
Gross profit	21,740	22,354	75,573	67,865
Expenses:
Corporate general and administrative	10,346	10,302	33,773	30,398
Segment selling and administrative	9,277	9,775	28,972	26,879
Depreciation and amortization	2,540	2,217	7,464	6,024
Research and development	2,691	2,327	9,940	6,323
(Gain) loss on disposal of long-lived assets	(11)	(14)	401	(29)
Total expenses	24,843	24,607	80,550	69,595
Loss from operations	(3,103)	(2,253)	(4,977)	(1,730)
Other (expense) income:
Interest expense	(574)	(518)	(1,718)	(1,536)
Other (expense) income, net	273	(41)	664	(94)
Total other expense	(301)	(559)	(1,054)	(1,630)
Loss before income taxes	(3,404)	(2,812)	(6,031)	(3,360)
Income tax (expense) benefit	(17)	942	746	1,349
Loss from continuing operations	(3,421)	(1,870)	(5,285)	(2,011)
Income (loss) from discontinued operations, net of tax	319	(876)	(13,621)	(33,200)
Net loss	$(3,102)	$(2,746)	$(18,906)	$(35,211)

Basic earnings (loss) per common share:
Continuing operations	$(0.06)	$(0.03)	$(0.09)	$(0.04)
Discontinued operations, net of tax	0.01	(0.02)	(0.24)	(0.60)
Basic earnings (loss) per common share	$(0.05)	$(0.05)	$(0.33)	$(0.64)
Diluted earnings (loss) per common share:
Continuing operations	$(0.06)	$(0.03)	$(0.09)	$(0.04)
Discontinued operations, net of tax	0.01	(0.02)	(0.24)	(0.60)
Diluted earnings (loss) per common share	$(0.05)	$(0.05)	$(0.33)	$(0.64)
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	57,602	56,899	57,709	55,523
Weighted average common shares used in computing diluted earnings (loss) per common share	57,602	56,899	57,709	55,523

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Loss from continuing operations	$(3,421)	$(1,870)	$(5,285)	$(2,011)
Income (loss) from discontinued operations, net of tax	319	(876)	(13,621)	(33,200)
Net loss	(3,102)	(2,746)	(18,906)	(35,211)
Other comprehensive income (loss):
Foreign currency translation adjustment	148	(68)	134	256
Comprehensive income (loss)	$(2,954)	$(2,814)	$(18,772)	$(34,955)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,906)	$(35,211)
Loss from discontinued operations, net of tax	(13,621)	(33,200)
Loss from continuing operations	(5,285)	(2,011)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,091	7,380
Amortization of deferred financing costs	376	308
Loss (gain) on sale of assets	401	(29)
Stock compensation expense	9,679	8,591
Deferred income tax benefit	(8,290)	(6,309)
Reduction in tax benefit related to share-based awards	915	883
Changes in current assets and liabilities:
Accounts receivable, net	(8,704)	(7,572)
Inventories	(12,213)	(2,959)
Income taxes receivable	9,254	(13,687)
Other current assets	12,649	(51)
Accounts payable	(8,262)	5,959
Accrued liabilities	1,561	10,434
Income taxes payable	—	(1,807)
Interest payable	6	45
Net cash provided by (used in) operating activities	1,178	(825)
Cash flows from investing activities:
Capital expenditures	(6,155)	(10,618)
Proceeds from sales of businesses	18,490	—
Proceeds from sale of assets	321	38
Payments for acquisition, net of cash acquired	—	(7,863)
Purchase of patents and other intangible assets	(817)	(311)
Net cash provided by (used in) investing activities	11,839	(18,754)
Cash flows from financing activities:
Repayments of indebtedness	(9,833)	(15,398)
Borrowings on revolving credit facility	310,021	256,738
Repayments on revolving credit facility	(307,998)	(249,324)
Debt issuance costs	(106)	(147)
Reduction in tax benefit related to share-based awards	—	(883)
Purchase of treasury stock related to share-based awards	(1,500)	(925)
Proceeds from sale of common stock	530	30,610
Repurchase of common stock	(4,174)	—
Proceeds from exercise of stock options	21	134
Net cash (used in) provided by financing activities	(13,039)	20,805
Discontinued operations:
Net cash used in operating activities	(695)	(82)
Net cash provided by investing activities	708	74
Net cash flows provided by (used in) discontinued operations	13	(8)
Effect of changes in exchange rates on cash and cash equivalents	128	48
Net increase in cash and cash equivalents	119	1,266
Cash and cash equivalents at the beginning of period	4,823	2,208
Cash and cash equivalents at the end of period	$4,942	$3,474

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2016	59,685	$6	2,029	$(20,269)	$318,392	$(956)	$(9,830)	$358	$287,701
Net loss	—	—	—	—	—	—	(18,906)	—	(18,906)
Foreign currency translation adjustment	—	—	—	—	—	134	—	—	134
Stock issued under employee stock purchase plan	—	—	(81)	—	530	—	—	—	530
Common stock issued in payment of accrued liability	—	—	—	—	188	—	—	—	188
Stock options exercised	663	—	—	—	5,884	—	—	—	5,884
Stock surrendered for exercise of stock options	—	—	478	(5,863)	—	—	—	—	(5,863)
Restricted stock granted	274	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	97	—	—	—	—	—	—
Treasury stock purchased	—	—	151	(1,500)	—	—	—	—	(1,500)
Stock compensation expense	—	—	—	—	9,496	—	—	—	9,496
Repurchase of common stock	—	—	680	(4,174)	—	—	—	—	(4,174)
Balance, September 30, 2017	60,622	$6	3,354	$(31,806)	$334,490	$(822)	$(28,736)	$358	$273,490

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global, diversified, technology-driven company that develops and supplies chemistries and services to the oil and gas industries, and high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets.
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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
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
Effective January 1, 2017, the Company adopted the accounting guidance in ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires excess tax benefits and deficiencies to be recognized in the income statement rather than in additional paid-in capital. As a result of applying this change, the Company recognized a $0.9 million reduction in tax benefit in the provision for incomes taxes during the nine months ended September 30, 2017. The Company applied this standard prospectively, where applicable, and, therefore, prior periods presented were not adjusted.
New Accounting Requirements and Disclosures
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, which improves the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, which rescinds certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, effective upon adoption of ASU 2014-09, and ASU No. 2016-12, which reduces the potential for diversity in practice at initial application and reduces the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. In December 2016, the FASB issued ASU No. 2016-20, which provides technical corrections and improvements to the original guidance issued. The Company intends to adopt the new standard in the first quarter of 2018 and is still evaluating which method to implement based on continued review of past and anticipated revenue streams given the change in strategic focus of the business during 2017. The Company has identified key contract types representative of its business for comparing historical accounting policies and practices to the new standard and is continuing to evaluate the impact these pronouncements will have on the consolidated financial statements and related disclosures.
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
Disposal of the Drilling Technologies and Production Technologies reporting segments represented a strategic shift that would have a major effect on the Company’s operations and financial results. Management expects the sale or disposal of the assets of these segments to be completed by the end of 2017.
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
On August 16, 2017, the Company completed the sale of substantially all of the remaining assets of the Company’s Drilling Technologies segment to Galleon Mining Tools, Inc. for $1.0 million in cash consideration and a note receivable of $1.0 million due in one year.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Drilling Technologies
Revenue	$—	$7,197	$11,534	$20,026
Cost of revenue	—	(4,290)	(7,259)	(13,876)
Selling, general and administrative	(791)	(3,568)	(6,562)	(11,723)
Depreciation and amortization	—	(340)	—	(1,425)
Research and development	—	—	(6)	(65)
Gain on disposal of long-lived assets	36	77	97	92
Impairment of inventory and long-lived assets	—	—	—	(36,522)
Loss from operations	(755)	(924)	(2,196)	(43,493)
Other income (expense)	26	(77)	(91)	(320)
Gain (loss) on sales of businesses	463	—	(902)	—
Loss on write-down of assets held for sale	—	—	(6,831)	—
Loss before income taxes	(266)	(1,001)	(10,020)	(43,813)
Income tax benefit	581	592	3,473	15,673
Net income (loss) from discontinued operations	$315	$(409)	$(6,547)	$(28,140)

Production Technologies
Revenue	$—	$2,145	$4,002	$6,034
Cost of revenue	—	(2,040)	(3,189)	(5,833)
Selling, general and administrative	(64)	(878)	(1,739)	(2,929)
Depreciation and amortization	—	(149)	—	(447)
Research and development	—	(204)	(364)	(671)
Gain (loss) on disposal of long-lived assets	—	8	—	(51)
Impairment of inventory	—	—	—	(3,913)
Loss from operations	(64)	(1,118)	(1,290)	(7,810)
Other expense	—	(24)	(52)	(68)
Gain on sale of businesses	61	—	233	—
Loss on write-down of assets held for sale	—	—	(9,718)	—
Loss before income taxes	(3)	(1,142)	(10,827)	(7,878)
Income tax benefit	7	675	3,753	2,818
Net income (loss) from discontinued operations	$4	$(467)	$(7,074)	$(5,060)

Drilling Technologies and Production Technologies
Income (loss) from discontinued operations, net of tax	$319	$(876)	$(13,621)	$(33,200)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	Drilling Technologies		Production Technologies
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Assets:
Accounts receivable, net	$1,749	$5,072	$201	$1,784
Inventories	5	9,078	5	8,115
Other current assets	1,585	278	699	370
Long-term receivable	—	—	—	4,179
Property and equipment, net	—	11,277	—	3,978
Goodwill	—	15,333	—	1,689
Other intangible assets, net	—	7,395	—	484
Assets held for sale	3,339	48,433	905	20,599
Valuation allowance	(109)	(18,971)	—	(6,161)
Assets held for sale, net	$3,230	$29,462	$905	$14,438
Liabilities:
Accounts payable	$15	$2,472	$10	$914
Accrued liabilities	1,419	1,190	142	385
Liabilities held for sale	$1,434	$3,662	$152	$1,299
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
Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisition	$—	$3,268
Value of common stock issued in payment of accrued liability	188	—
Exercise of stock options by common stock surrender	5,863	50
Supplemental cash payment information:
Interest paid	$1,511	$1,459
Income taxes received, net of payments (paid, net of refunds)	10,081	(1,663)
Note 7 — Revenue
The Company differentiates revenue and cost of revenue based on whether the source of revenue is attributable to products or services. Revenue and cost of revenue by source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Products	$77,956	$62,562	$240,306	$187,122
Services	1,502	1,775	4,283	5,105
	$79,458	$64,337	$244,589	$192,227
Cost of revenue:
Products	$55,846	$41,117	$163,587	$122,055
Services	1,345	354	3,802	950
Depreciation	527	512	1,627	1,357
	$57,718	$41,983	$169,016	$124,362

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventories
Inventories are as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$37,961	$28,626
Work-in-process	3,042	2,918
Finished goods	29,713	26,739
Inventories	$70,716	$58,283
Note 9 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$6,748	$5,837
Buildings and leasehold improvements	43,431	42,986
Machinery and equipment	38,862	36,187
Equipment in progress	5,475	3,235
Furniture and fixtures	2,029	1,969
Transportation equipment	2,307	3,059
Computer equipment and software	12,168	11,844
Property and equipment	111,020	105,117
Less accumulated depreciation	(37,309)	(30,426)
Property and equipment, net	$73,711	$74,691
Depreciation expense, including expense recorded in cost of revenue, totaled $2.4 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $7.0 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively.
During the three and nine months ended September 30, 2017 and 2016, no impairments were recognized related to property and equipment.
Note 10 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Total
Balance at December 31, 2016	$37,180	$19,480	$56,660
Goodwill impairment recognized	—	—	—
Balance at September 30, 2017	$37,180	$19,480	$56,660
During the three and nine months ended September 30, 2017 and 2016, no impairments of goodwill were recognized.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$17,236	$5,323	$16,815	$4,537
Customer lists	30,877	7,745	30,877	6,518
Trademarks and brand names	1,544	1,105	1,467	1,069
Total finite-lived intangible assets acquired	49,657	14,173	49,159	12,124
Deferred financing costs	2,230	493	1,804	117
Total amortizable intangible assets	51,887	$14,666	50,963	$12,241
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$63,517		$62,593

Carrying value:
Other intangible assets, net	$48,851		$50,352
Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.7 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $2.0 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.
Note 12 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	September 30, 2017	December 31, 2016
Long-term debt:
Borrowings under revolving credit facility	$40,589	$38,566
Term loan	—	9,833
Total long-term debt	40,589	48,399
Less current portion of long-term debt	(40,589)	(40,566)
Long-term debt, less current portion	$—	$7,833
Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. The Credit Facility, as amended, continues in effect until May 10, 2022. Under terms of the Credit Facility, as amended, the Company has total borrowing availability under a revolving credit facility of $75 million.
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Company was in compliance with all debt covenants at September 30, 2017. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
The Credit Facility contains financial covenants to maintain a fixed charge coverage ratio and a leverage ratio, as well as establishes an annual limit on capital expenditures. The fixed charge coverage ratio is the ratio of (a) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted for non-cash stock-based compensation and the loss from discontinued operations, less

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cash paid for taxes during the period to (b) all debt payments during the period. The fixed charge coverage ratio requirement began for the quarter ended March 31, 2017 at 1.00 to 1.00 and increases to 1.10 to 1.00 for the year ending December 31, 2017, and for each fiscal quarter thereafter. The leverage ratio (funded debt to adjusted EBITDA) requirement began for the six months ended June 30, 2017, at not greater than 5.50 to 1.10 and reduces to not greater than 3.00 to 1.00 as of September 30, 2018, and for each fiscal quarter thereafter. The annual limit on capital expenditures for 2017 is $20 million. The annual limit on capital expenditures for 2018 and each fiscal year thereafter is $26 million. The annual limit on capital expenditures is reduced if the undrawn availability under the revolving credit facility falls below $15 million at any month-end.
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
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may borrow up to $75 million through May 10, 2022. This includes a sublimit of $10 million that may be used for letters of credit. The revolving credit facility is secured by substantially all of the Company’s domestic accounts receivable and inventory.
At September 30, 2017, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $74.9 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $34.3 million at September 30, 2017.
The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 4.25% at September 30, 2017. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At September 30, 2017, $40.6 million was outstanding under the revolving credit facility, with $2.6 million borrowed as base rate loans at an interest rate of 5.75% and $38.0 million borrowed as LIBOR loans at an interest rate of 3.74%.
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
(b) Term Loan
The amount borrowed under the term loan was reset to $10 million effective as of September 30, 2016. Monthly principal payments of $0.2 million were required. On May 22, 2017, the Company repaid the outstanding balance of the term loan.
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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2017 and 2016, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 1.3 million restricted stock units for the three and nine months ended September 30, 2017, and 0.7 million stock options and 0.8 million restricted stock units for the three and nine months ended September 30, 2016.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Loss from continuing operations	$(3,421)	$(1,870)	$(5,285)	$(2,011)
Income (loss) from discontinued operations, net of tax	319	(876)	(13,621)	(33,200)
Net loss - Basic and Diluted	$(3,102)	$(2,746)	$(18,906)	$(35,211)

Weighted average common shares outstanding - Basic	57,602	56,899	57,709	55,523
Assumed conversions:
Incremental common shares from stock options	—	—	—	—
Incremental common shares from restricted stock units	—	—	—	—
Weighted average common shares outstanding - Diluted	57,602	56,899	57,709	55,523

Basic earnings (loss) per common share:
Continuing operations	$(0.06)	$(0.03)	$(0.09)	$(0.04)
Discontinued operations, net of tax	0.01	(0.02)	(0.24)	(0.60)
Basic earnings (loss) per common share	$(0.05)	$(0.05)	$(0.33)	$(0.64)
Diluted earnings (loss) per common share:
Continuing operations	$(0.06)	$(0.03)	$(0.09)	$(0.04)
Discontinued operations, net of tax	0.01	(0.02)	(0.24)	(0.60)
Diluted earnings (loss) per common share	$(0.05)	$(0.05)	$(0.33)	$(0.64)
Note 14 — Fair Value Measurements
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at September 30, 2017 or December 31, 2016.
The carrying value and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan	$—	$—	$9,833	$9,833
Borrowings under revolving credit facility	40,589	40,589	38,566	38,566

The carrying value of the term loan and borrowings under the revolving credit facility approximate their fair value because the interest rates are variable.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairments of any of these assets were recognized during the three and nine months ended September 30, 2017 and 2016.
Note 15 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
U.S. federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	14.3	12.0	6.7	9.2
Non-U.S. income taxed at different rates	8.9	16.4	5.4	7.7
Reduction in tax benefit related to stock-based awards	15.8	—	14.1	—
Other	(3.5)	(26.9)	(3.6)	(22.0)
Effective income tax rate	0.5%	(33.5)%	(12.4)%	(40.1)%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates. Changes in the effective tax rate during the three and nine months ended September 30, 2017, included the Company implementing ASU No. 2016-09 which requires accounting for excess tax benefits and tax deficiencies related to stock-based awards as discrete items in the period in which they occur.
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
A reconciliation of changes in common shares issued during the nine months ended September 30, 2017 is as follows:

Shares issued at December 31, 2016	59,684,669
Issued as restricted stock award grants	273,829
Issued upon exercise of stock options	663,288
Shares issued at September 30, 2017	60,621,786
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. During the three months ended September 30, 2017, the Company repurchased 630,000 shares of its outstanding common stock on the open market at a cost of $3.7 million, inclusive of transaction costs, or an average price of $5.85 per share. During the nine months ended September 30, 2017, the Company repurchased 680,000 shares of its outstanding common stock on the open market at a cost of $4.2 million, inclusive of transaction costs, or an average price of $6.14 per share. During the three and nine months ended September 30, 2016, the Company did not repurchase any shares of its outstanding common stock.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through September 30, 2017, the Company has not repurchased any of its common stock under this authorization.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, the Company has $50.7 million remaining under its share repurchase programs. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. As of September 30, 2017, this covenant limits additional share repurchases to $10.7 million.
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
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended September 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2017
Net revenue from external customers	$61,167	$18,291	$—	$79,458
Gross profit	18,733	3,007	—	21,740
Income (loss) from operations	6,867	985	(10,955)	(3,103)
Depreciation and amortization	1,863	590	615	3,068
Capital expenditures	324	682	641	1,647

2016
Net revenue from external customers	$45,030	$19,307	$—	$64,337
Gross profit	18,180	4,174	—	22,354
Income (loss) from operations	6,196	2,433	(10,882)	(2,253)
Depreciation and amortization	1,582	567	581	2,730
Capital expenditures	2,005	148	227	2,380

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2017
Net revenue from external customers	$187,807	$56,782	$—	$244,589
Gross profit	63,840	11,733	—	75,573
Income (loss) from operations	24,715	5,906	(35,598)	(4,977)
Depreciation and amortization	5,507	1,752	1,832	9,091
Capital expenditures	2,794	1,580	1,781	6,155

2016
Net revenue from external customers	$133,094	$59,133	$—	$192,227
Gross profit	54,609	13,256	—	67,865
Income (loss) from operations	21,793	8,508	(32,031)	(1,730)
Depreciation and amortization	4,062	1,685	1,633	7,380
Capital expenditures	8,704	494	1,420	10,618
Assets of the Company by reportable segments are as follows (in thousands):

	September 30, 2017	December 31, 2016
Energy Chemistry Technologies	$187,623	$184,328
Consumer and Industrial Chemistry Technologies	113,434	98,105
Corporate and Other	44,551	56,882
Total segments	345,608	339,315
Held for sale	4,135	43,900
Total assets	$349,743	$383,215
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
U.S.	$66,638	$52,545	$203,123	$154,532
Other countries	12,820	11,792	41,466	37,695
Total	$79,458	$64,337	$244,589	$192,227
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Customer A	13.3%	12.5%	12.9%	17.9%
Customer B	8.8%	14.8%	9.6%	13.5%
Over 90% of the revenue from these customers was for sales in the Energy Chemistry Technologies segment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Commitments and Contingencies
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
In addition, as previously disclosed, the U.S. Securities and Exchange Commission had opened an inquiry related to similar issues to those raised in the above-described litigation. On August 21, 2017, the Company received a letter from the staff of the SEC stating that the inquiry has been concluded and that the staff does not intend to recommend an enforcement action against the Company.
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
By the end of August 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of each of the Drilling Technologies and Production Technologies segments.
Executive Summary
Flotek is a global, diversified, technology-driven company that develops and supplies chemistries and services to the oil and gas industries, and high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets. Flotek operates in over 20 domestic and international markets.
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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crops,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
Average North American Active Drilling Rigs
U.S.	946	479	97.5%	861	482	78.6%
Canada	208	121	71.9%	207	112	84.8%
Total	1,154	600	92.3%	1,068	594	79.8%
Average U.S. Active Drilling Rigs by Type
Vertical	70	62	12.9%	72	58	24.1%
Horizontal	799	372	114.8%	720	376	91.5%
Directional	77	45	71.1%	69	48	43.8%
Total	946	479	97.5%	861	482	78.6%
Average North American Drilling Rigs by Product
Oil	874	452	93.4%	800	440	81.8%
Natural Gas	280	148	89.2%	268	154	74.0%
Total	1,154	600	92.3%	1,068	594	79.8%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of October 16, 2017.
Average U.S. rig activity increased by 97.5% and 78.6% for the three and nine months ended September 30, 2017, respectively, when compared to the same periods of 2016, and sequentially, increased by 5.7% when compared to the second quarter of 2017.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on October 16, 2017, completions in the seven most prolific areas in the lower 48 states increased 47.3% and 37.0% for the three and nine months ended September 30, 2017, when compared to the same periods of 2016. Sequentially, completions increased 12.2% when compared to the second quarter of 2017.

Company Outlook
After a continuous decline in U.S. drilling rig activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although a continuing recovery appears to be underway, the level of drilling and completion activity is still depressed compared to historical levels. Assuming the price for crude oil remains relatively stable and regulatory impediments are reduced, the Company expects U.S. oilfield activity to remain dependent on commodity prices.
During the third quarter of 2017, the Company continued to promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries resulting in a 23.1% increase in CnF® sales volumes compared to the third quarter of 2016. Third quarter 2017 CnF® volumes decreased 12.9% compared to the second quarter of 2017. Although quarter to quarter performance may vary, the Company expects its Energy Chemistry Technologies sales to outperform market activity metrics over time by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by E&P companies, and the continuation of its direct-to-operator sales program known as the Flotek Store®. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased transparency in pricing and a more direct relationship with Flotek’s technical expertise and supply chain.
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
During the fourth quarter 2016, the Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry and initiated a process to identify potential buyers for its Drilling Technologies and Production Technologies segments. By the end of August 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Drilling Technologies and Production Technologies segments.
Capital expenditures for continuing operations totaled $6.2 million and $10.6 million for the nine months ended September 30, 2017 and 2016, respectively. The Company expects capital spending to be between $9 million and $11 million in 2017, but anticipates to be towards the lower end of the range. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant.
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

Results of Continuing Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$79,458	$64,337	$244,589	$192,227
Cost of revenue	57,718	41,983	169,016	124,362
Gross profit	21,740	22,354	75,573	67,865
Gross margin %	27.4%	34.7%	30.9%	35.3%
Corporate general and administrative	10,346	10,302	33,773	30,398
Corporate general and administrative %	13.0%	16.0%	13.8%	15.8%
Segment selling and administrative	9,277	9,775	28,972	26,879
Segment selling and administrative %	11.7%	15.2%	11.8%	14.0%
Depreciation and amortization	2,540	2,217	7,464	6,024
Research and innovation costs	2,691	2,327	9,940	6,323
(Gain) loss on disposal of long-lived assets	(11)	(14)	401	(29)
Loss from operations	(3,103)	(2,253)	(4,977)	(1,730)
Operating margin %	(3.9)%	(3.5)%	(2.0)%	(0.9)%
Interest and other expense, net	(301)	(559)	(1,054)	(1,630)
Loss before income taxes	(3,404)	(2,812)	(6,031)	(3,360)
Income tax (expense) benefit	(17)	942	746	1,349
Loss from continuing operations	(3,421)	(1,870)	(5,285)	(2,011)
Income (loss) from discontinued operations, net of tax	319	(876)	(13,621)	(33,200)
Net loss	$(3,102)	$(2,746)	$(18,906)	$(35,211)
Consolidated Results of Operations: Three and Nine Months Ended September 30, 2017, Compared to the Three and Nine Months Ended September 30, 2016
Consolidated revenue for the three and nine months ended September 30, 2017, increased $15.1 million, or 23.5%, and $52.4 million, or 27.2%, respectively, versus the same periods of 2016. These increases in revenue were driven by increased sales within the Energy Chemistry Technologies segment due to the increased oilfield activity beginning in the latter half of 2016.
Consolidated gross profit for the three and nine months ended September 30, 2017, decreased $0.6 million, or 2.7%, and increased $7.7 million, or 11.4%, respectively, compared to the same periods of 2016. Gross margin decreased to 27.4% and 30.9% for the three and nine months ended September 30, 2017, respectively, from 34.7% and 35.3% in the same periods of 2016, primarily due to increased volumes of lower margin product sales in all segments.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs remained relatively flat for the three months ended September 30, 2017, and increased $3.4 million, or 11.1%, for the nine months ended September 30, 2017, versus the same periods of 2016. As a percentage of revenue, CG&A decreased 3.0% and 2.0% for the three and nine months ended September 30, 2017, respectively. The increase in CG&A costs was primarily due to costs associated with executive retirement, stock compensation expense, and information technology costs, partially offset by decreased legal expenses.
Segment selling and administrative (“SS&A”) expenses are not directly attributable to products sold or services provided. SS&A costs remained relatively flat for the three months ended September 30, 2017, and increased $2.1 million, or 7.8%, for the nine months ended September 30, 2017, versus the same periods of 2016. As a percentage of revenue, SS&A decreased 3.5% and 2.2% for the three and nine months ended September 30, 2017, respectively. The increase in SS&A costs was primarily due to increased headcount in the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies sales and support staff for expansion and growth in new business and related higher sales and marketing expenses.
Depreciation and amortization expense increased $0.3 million, or 14.6%, and $1.4 million, or 23.9%, for the three and nine months ended September 30, 2017, respectively, versus the same periods of 2016, primarily attributable to the completion and equipping of the Global Research & Innovation Center in August 2016, along with other improvements to manufacturing facilities.

Research and Innovation (“R&I”) expense increased $0.4 million, or 15.6%, and $3.6 million, or 57.2%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. These increases in R&I are primarily attributable to increased personnel for new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth and refining of existing product lines, and the development of new chemistries which are expected to expand the Company’s intellectual property portfolio.
Interest and other expense decreased $0.3 million, or 46.2%, and $0.6 million, or 35.3%, for the three and nine months ended September 30, 2017, respectively, versus the same periods of 2016, primarily due to the repayment of the term loan in May 2017.
The Company recorded an income tax provision of less than $0.1 million, yielding an effective tax rate of (0.5)%, and an income tax benefit of $0.7 million, yielding an effective tax benefit rate of 12.4%, for the three and nine months ended September 30, 2017, respectively, compared to income tax benefits of $0.9 million and $1.3 million, yielding effective tax benefit rates of 33.5% and 40.1%, for the comparable periods in 2016.
As part of the Company’s strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Drilling Technologies and Production Technologies segments through August 2017. The Company recorded a net gain from discontinued operations of $0.3 million for the three months ended September 30, 2017, and a net loss from discontinued operations of $13.6 million for the nine months ended September 30, 2017.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$61,167	$45,030	$187,807	$133,094
Gross profit	18,733	18,180	63,840	54,609
Gross margin %	30.6%	40.4%	34.0%	41.0%
Income from operations	6,867	6,196	24,715	21,793
Operating margin %	11.2%	13.8%	13.2%	16.4%
ECT Results of Operations: Three and Nine Months Ended September 30, 2017, Compared to the Three and Nine Months Ended September 30, 2016
ECT revenue for the three and nine months ended September 30, 2017, increased $16.1 million, or 35.8%, and $54.7 million, or 41.1%, respectively, versus the same periods of 2016. CnF® sales revenues increased 28.7% (volumes increased 23.1%), compared to the three months ended September 30, 2016. Increased well completion activity by customers lead to the increased CnF® chemistry sales during the third quarter of 2017. Quarterly non-CnF revenues rose approximately 49.8%, compared to the three months ended September 30, 2016, due to increased customer demand as a result of oilfield market conditions.
Sequentially, revenues decreased $4.7 million, or 7.1%, versus the second quarter of 2017. CnF® sales revenues decreased 11.2% (volumes decreased 12.9%) on a sequential basis. Impacts related to Hurricane Harvey and certain customer delays affected the quarter.
ECT gross profit increased $0.6 million, or 3.0%, and $9.2 million, or 16.9%, for the three and nine months ended September 30, 2017, respectively, versus the same periods of 2016. Gross margin decreased to 30.6% and 34.0% for the three and nine months ended September 30, 2017, respectively, from 40.4% and 41.0% in the same periods of 2016. The gross margin decreases over the periods were primarily due to product mix and higher raw material costs. Sequentially, gross profit decreased $4.1 million, or 17.9%, versus the second quarter of 2017.
Income from operations for the ECT segment increased $0.7 million, or 10.8%, and $2.9 million, or 13.4%, for the three and nine months ended September 30, 2017, respectively, versus the same periods of 2016. These increases were primarily attributable to the increase in CnF® sales.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$18,291	$19,307	$56,782	$59,133
Gross profit	3,007	4,174	11,733	13,256
Gross margin %	16.4%	21.6%	20.7%	22.4%
Income from operations	985	2,433	5,906	8,508
Operating margin %	5.4%	12.6%	10.4%	14.4%

CICT Results of Operations: Three and Nine Months Ended September 30, 2017, Compared to the Three and Nine Months Ended September 30, 2016
CICT revenue decreased $1.0 million, or 5.3%, and $2.4 million, or 4.0%, for the three and nine months ended September 30, 2017, respectively, versus the same periods of 2016. These decreases were due to reduced volumes, partially offset by higher prices. Sequentially, quarterly revenues decreased $1.0 million, or 5.2%, versus the second quarter of 2017 due to reduced volumes.
CICT gross profit for the three and nine months ended September 30, 2017, decreased $1.2 million, or 28.0%, and $1.5 million, or 11.5%, respectively, versus the same periods of 2016. Gross margin decreased to 16.4% and 20.7% for the three and nine months ended September 30, 2017, respectively, from 21.6% and 22.4% in the same periods of 2016. These decreases were a result of lower margins caused by higher material costs and product mix. Sequentially, gross profits decreased by $0.3 million, and gross margins decreased to 16.4% from 17.0% in the second quarter of 2017 due to product mix and increased raw material costs.
Income from operations for the CICT segment decreased $1.4 million, or 59.5%, and $2.6 million, or 30.6%, for the three and nine months ended September 30, 2017, respectively, versus the same periods of 2016. Sequentially, quarterly operating profits decreased by $0.2 million. These decreases are primarily attributable to product mix and increased raw material and indirect costs.
Discontinued Operations
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. By the end of August 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Drilling Technologies and Production Technologies segments. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The information below is presented for informational purposes only.

Drilling Technologies
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$—	$7,197	$11,534	$20,026
Gross profit (loss)	—	2,907	4,275	6,150
Gross margin %	—%	40.4%	37.1%	30.7%
Loss from operations	(755)	(924)	(2,196)	(43,493)
Loss from operations - excluding impairment	(755)	(924)	(2,196)	(6,971)
Operating margin % - excluding impairment	—%	(12.8)%	(19.0)%	(34.8)%

Production Technologies
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$—	$2,145	$4,002	$6,034
Gross profit (loss)	—	105	813	201
Gross margin %	—%	4.9%	20.3%	3.3%
Loss from operations	(64)	(1,118)	(1,290)	(7,810)
Loss from operations - excluding impairment	(64)	(1,118)	(1,290)	(3,897)
Operating margin % - excluding impairment	—%	(52.1)%	(32.2)%	(64.6)%
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2017, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2017.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first nine months of 2017, the Company funded capital requirements primarily with cash on hand and debt financing.
The Company’s primary source of debt financing is its Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of September 30, 2017, the Company had $40.6 million in outstanding borrowings under the revolving debt portion of the Credit Facility. At September 30, 2017, the Company

was in compliance with all debt covenants. Significant terms of the Credit Facility are discussed in Note 12 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has access to adequate liquidity to fund its ongoing operations and capital expenditures. As of September 30, 2017, the Company had available borrowing capacity under its revolving line of credit of $34.3 million and available cash of $4.9 million, resulting in total liquidity of $39.2 million. For the remainder of 2017, the Company plans to spend between $2.8 million and $4.8 million for committed and planned capital expenditures. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise.
Any excess cash generated may be used to pay down the level of debt or retained for future use.
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$4,942	$3,474
Current portion of long-term debt	(40,589)	(34,562)
Long-term debt, less current portion	—	(8,000)
Net debt	$(35,647)	$(39,088)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$1,178	$(825)
Net cash provided by (used in) investing activities	11,839	(18,754)
Net cash (used in) provided by financing activities	(13,039)	20,805
Net cash flows provided by (used in) discontinued operations	13	(8)
Effect of changes in exchange rates on cash and cash equivalents	128	48
Net increase in cash and cash equivalents	$119	$1,266
Operating Activities
Net cash provided by (used in) operating activities was $1.2 million and $(0.8) million during the nine months ended September 30, 2017 and 2016, respectively. Consolidated net loss for the nine months ended September 30, 2017 and 2016, totaled $5.3 million and $2.0 million, respectively.
During the nine months ended September 30, 2017, net non-cash contributions to net income totaled $12.2 million. Contributory non-cash items consisted primarily of $9.5 million for depreciation and amortization, $9.7 million for stock-based compensation expense, $0.9 million for recognized incremental tax benefits related to the Company’s share based awards, and $0.4 million for net loss on sale of assets, partially offset by $8.3 million for changes to deferred income taxes.
During the nine months ended September 30, 2016, net non-cash contributions to net income totaled $10.8 million. Contributory non-cash items consisted primarily of $7.7 million for depreciation and amortization, $8.6 million for stock compensation expense, and $0.9 million for recognized incremental tax benefits related to the Company’s share based awards, partially offset by $6.3 million for changes to deferred income taxes.
During the nine months ended September 30, 2017, changes in working capital used $5.7 million in cash, primarily resulting from increasing accounts receivable and inventory by $20.9 million and decreasing accounts payable by $8.3 million, partially offset by decreasing income taxes receivable and other current assets by $21.9 million and increasing accrued liabilities and interest payable by $1.6 million.

During the nine months ended September 30, 2016, changes in working capital used $9.6 million in cash, primarily resulting from increasing accounts receivable, inventory, income taxes receivable, and other current assets by $24.3 million and decreasing income taxes payable by $1.8 million, partially offset by increasing accounts payable, accrued liabilities, and interest payable by $16.4 million.
Investing Activities
Net cash provided by investing activities was $11.8 million for the nine months ended September 30, 2017. Cash provided by investing activities primarily included $18.5 million of proceeds received from the sale of the Drilling Technologies and Production Technologies segments and $0.3 million of proceeds received from the sale of fixed assets, partially offset by $6.2 million for capital expenditures and $0.8 million for the purchase of various patents and other intangible assets.
Net cash used in investing activities was $18.8 million for the nine months ended September 30, 2016. Cash used in investing activities primarily included $10.6 million for capital expenditures and $8.2 million for the purchase of IPI and various patents.
Financing Activities
Net cash used in financing activities was $13.0 million for the nine months ended September 30, 2017, primarily due to using $7.8 million for repayments of debt, net of borrowings, purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards of $1.5 million, and $4.2 million for the repurchase of common stock. Cash used in financing activities was partially offset by $0.5 million in proceeds from the sale of common stock.
Net cash generated through financing activities was $20.8 million for the nine months ended September 30, 2016, primarily due to receiving $30.6 million in proceeds from the sale of common stock, inclusive of $29.9 million, net of issuance costs, from the private placement of 2.5 million common shares on July 27, 2016. Cash generated through financing activities was partially offset by using $8.0 million for repayments of debt, net of borrowings, reductions in tax benefit related to stock-based compensation of $0.9 million, and purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and the exercise of non-qualified stock options of $0.9 million.
On August 1, 2017, the Company filed a registration statement on Form S-3 (the “Universal Shelf”) with the SEC to register for sale from time to time up to $350 million of common stock, preferred stock, senior and subordinated debt securities, warrants, units and guarantees. The Universal Shelf was declared effective by the SEC on October 11, 2017 and will remain effective for three years. Although the Company has no current plans to issue any securities under the Universal Shelf, it will remain available for use by the Company, subject to market conditions, to quickly access the capital markets should the need arise.
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
Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at September 30, 2017, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Borrowings under revolving credit facility (1)	$40,589	$40,589	$—	$—	$—
Operating lease obligations	22,415	2,679	4,762	3,966	11,008
Total	$63,004	$43,268	$4,762	$3,966	$11,008
(1) The borrowing is classified as current debt. The weighted-average interest rate is 3.86% at September 30, 2017.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition, as previously disclosed, the U.S. Securities and Exchange Commission had opened an inquiry related to similar issues to those raised in the above-described litigation. On August 21, 2017, the Company received a letter from the staff of the SEC stating that the inquiry has been concluded and that the staff does not intend to recommend an enforcement action against the Company.
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
Repurchases of the Company’s equity securities during the three months ended September 30, 2017, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
July 1, 2017 to July 31, 2017	1,880	$8.94	—	$54,420,042
August 1, 2017 to August 31, 2017	377,203	$6.07	350,000	$52,288,702
September 1, 2017 to September 30, 2017	286,009	$5.55	280,000	$50,733,939
Total	665,092	$5.85	630,000

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2017, the Company has repurchased $24.3 million of its common stock and $0.7 million may yet be used to purchase shares.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2017, the Company has not repurchased any of its common stock under this authorization and $50.0 million may yet be used to purchase shares.

(4)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At September 30, 2017, this covenant limits additional share repurchases to $10.7 million.

Item  3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information
None.

Item  6. Exhibits

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Amended and Restated Bylaws, dated December 9, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 10, 2014).
3.4		Second Amended and Restated Bylaws, dated October 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 17, 2017).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2
Registration Rights Agreement, dated as of July 26, 2016, by and among the Company, Donald Bramblett, and Mark Kieper (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-212864) filed on August 3, 2016).

10.1	*	Eighth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of June 7, 2017.
10.2	*	Ninth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of July 1, 2017.
10.3
Tenth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of September 29, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2017).

10.4	*	Employment Agreement, dated effective April 1, 2016, between the Company and Robert Bodnar.
10.5	*	Confidential Severance and Release Agreement, dated effective October 12, 2017, between the Company and Robert Bodnar.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	+	XBRL Instance Document.
101.SCH	+	XBRL Schema Document.
101.CAL	+	XBRL Calculation Linkbase Document.
101.LAB	+	XBRL Label Linkbase Document.
101.PRE	+	XBRL Presentation Linkbase Document.
101.DEF	+	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.
+		Filed electronically with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board

Date:	November 8, 2017

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Executive Vice President and Chief Financial Officer

Date:	November 8, 2017