Form 10-K
period 2017-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2018-03-08
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13270

FLOTEK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10603 W. Sam Houston Parkway N. #300 Houston, TX	77064
(Address of principal executive offices)	(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark:
•      if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
•      if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
•      whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
•      whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
•      if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
•      whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 (based on the closing market price on the NYSE Composite Tape on June 30, 2017) was approximately $437,821,000. At January 31, 2018, there were 56,756,480 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2018 Annual Meeting of Stockholders.

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
In December 2007, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the stock ticker symbol “FTK.” Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, (the “Exchange Act”) are posted to the Company’s website, www.flotekind.com, as soon as practicable subsequent to electronically filing or furnishing to the SEC. Information contained in the Company’s website is not to be considered as part of any regulatory filing. As used herein, “Flotek,” the “Company,” “we,” “our,” and “us” refers to Flotek Industries, Inc. and/or the Company’s wholly owned subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationship.
Recent Developments
During the fourth quarter of 2016, the Company initiated a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. During 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of each of the Drilling Technologies and Production Technologies segments. An investment banking advisory services firm was engaged and actively marketed these segments. The Company has classified the assets, liabilities, and results of operations for these two segments as “Discontinued Operations” for all periods presented.
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
Description of Operations and Segments
The Company has two strategic business segments: Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies. The Drilling Technologies and Production Technologies segments were sold during 2017 and all historical information is classified as discontinued operations.
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
Information about the Company’s two operating segments is below.
Energy Chemistry Technologies
The Energy Chemistry Technologies (“ECT”) segment designs, develops, manufactures, packages, distributes, and markets specialty chemistries for use in oil and gas (“O&G”) well drilling, cementing, completion, and stimulation activities designed to maximize recovery in both new and mature fields. These specialty chemistries possess enhanced performance characteristics and are manufactured to withstand a broad range of downhole pressures, temperatures and other well-specific conditions to be compliant with customer specifications. This segment has technical services laboratories and a research and innovation laboratory that focus on design improvements, development and viability testing of new chemistry formulations, and continued enhancement of existing products. Chemistries branded

Complex nano-Fluid® technologies (“CnF® products”) are patented both domestically and internationally and are proven strategically cost-effective performance additives within both oil and natural gas markets. The CnF® product mixtures are environmentally friendly, stable mixtures of plant derived oils, water, and surface active agents which organize molecules into nano structures. The combined advantage of solvents, surface active agents and water, and the resultant nano structures, improve well treatment results as compared to the independent use of solvents and surface active agents. CnF® products are composed of renewable, plant derived, cleaning ingredients and oils that are certified as biodegradable. CnF® chemistries help achieve improved operational and financial results for the Company’s customers in low permeability sand and shale reservoirs.
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
Discontinued Operations
Drilling Technologies. The Drilling Technologies segment, reported as discontinued operations, provided downhole drilling tools for use in energy and mining activities. This segment assembled, rented, sold, inspected, and marketed specialized equipment used in energy, mining, and industrial drilling activities. Established tool rental operations were located throughout the United States (the “U.S.”) and in a number of international markets.
Production Technologies. The Production Technologies segment, reported as discontinued operations, provided pumping system components, electric submersible pumps (“ESPs”), gas separators, production valves, and complementary services. Through the Company’s acquisition of IAL, the Company provided a line of next generation hydraulic pumping units that served to increase and maximize production for oil and natural gas wells.
Seasonality
Overall, operations are not significantly affected by seasonality; however, winter weather conditions can pose delays in clients’ activity levels, primarily in oil and gas. Certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operations and financial position. In particular, citrus oil inventories increase during the first and second quarters in-line with the citrus crop harvest and processing season. The performance of certain services within each of the Company’s segments can be susceptible to both weather and naturally occurring phenomena, including, but not limited to, the following:

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
Customers
The Company’s customers primarily include major integrated oil and natural gas companies, oilfield service companies, independent oil and natural gas companies, pressure pumping service companies, international supply chain management companies, national and state-owned oil companies, household and commercial cleaning product companies, fragrance and cosmetic companies, and food and beverage manufacturing companies. In the two segments reported in continuing operations, the Company had one major customer for the year ended December 31, 2017, which accounted for 13% of consolidated revenue, two major customers for the year ended December 31, 2016, which accounted for 16% and 13% of consolidated revenue, and three major customers for the year ended December 31, 2015, which accounted for 17%, 15%, and 11% of consolidated revenue. In aggregate, the Company’s largest three customers collectively accounted for 27%, 36%, and 43% of consolidated revenue for the years ended December 31, 2017, 2016, and 2015, respectively.

Research and Innovation
The Company is engaged in research and innovation activities focused on the design of reservoir specific, customized chemistries in the Energy Chemistry Technologies segment and improvement of flavor and fragrance additives in the Consumer and Industrial Chemistry Technologies segment. In these two segments, for the years ended December 31, 2017, 2016, and 2015, the Company incurred $13.6 million, $9.3 million, and $6.7 million, respectively, of research and innovation expense. In 2017, research and innovation expense was approximately 4.3% of consolidated revenue. The Company expects that its 2018 research and innovation investment will continue to remain a material portion of overall spending to support new product development and customization initiatives for its clients.
Backlog
Due to the nature of the Company’s contractual customer relationships and the way they operate, the Company has historically not had significant backlog order activity.
Intellectual Property
The Company’s policy is to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost-effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, trade secrets, proprietary designs, and manufacturing and operational expertise, are necessary and appropriate to protect its intellectual property and ensure continued strategic advantage. The Company currently has 28 issued patents and over seven dozen pending patent applications filed in the U.S. and abroad on various chemical compositions and methods and software methods. In addition, the Company currently has 70 registered trademarks and over two dozen pending trademark applications filed in the U.S. and abroad, covering a variety of its goods and services.
Competition
The ability to compete in the oilfield services industry and the consumer and industrial markets is dependent upon the Company’s ability to differentiate its products and services, provide superior quality and service, and maintain a competitive cost structure with sufficient raw material supplies. Activity levels in the oil field goods and services industry are impacted by current and expected oil and natural gas prices, oil and natural gas drilling activity, production levels, and customer drilling and completion designated capital spending. Domestic and international regions in which Flotek operates are highly competitive. The unpredictability of the energy industry and commodity price fluctuations creates both increased risk and opportunity for the products and services of both the Company and its competitors.
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
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities, however, could be adversely affected by extreme weather conditions. Additionally, certain raw materials used by the chemistries segments are available from limited sources. Disruptions to suppliers could materially impact sales. The prices paid for raw materials vary based on energy, citrus, guar, and other commodity price fluctuations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position, and global demand. Higher prices for chemistries, citrus, guar, and other raw materials could adversely impact future sales and contract fulfillments.
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
The Company continually evaluates the environmental impact of its operations and attempts to identify potential liabilities and costs of any environmental remediation, litigation, or associated claims. Several products of the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies segments are considered hazardous materials. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, to remediate any contamination. No environmental claims are currently being litigated, and the Company does not expect that costs related to remediation requirements will have a significant adverse effect on the Company’s consolidated financial position or results of operations.
Employees
At December 31, 2017, the Company had 334 employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international locations have staffing or work arrangements that are contingent upon local work councils or other regulatory approvals.
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
The 2017 Annual Chief Executive Officer Certification required by the NYSE was submitted on May 1, 2017. The certification was not qualified in any respect. Additionally, the Company has filed all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2018 Annual Meeting of Stockholders.
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
One indicator of drilling and completion spending is drilling activity as measured by rig count, which the Company actively monitors to gauge market conditions and forecast product and service demand. In addition, the U.S. Energy Information Administration (“EIA”) and other industry data sources report completion activity which is utilized by the Company. A reduction in drilling and completion activity could cause a decline in the demand for, or negatively affect the price of, some of the Company’s products and services. Domestic demand for oil and natural gas could also be uniquely affected by public attitude regarding drilling in environmentally sensitive areas, vehicle emissions and other environmental standards, alternative fuels, taxation of oil and gas, perception of “excess profits” of oil and gas companies, and anticipated changes in governmental regulation and policy.
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
The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. In the two segments reported in continuing operations, revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2017, 2016, and

2015, totaled 27%, 36%, and 43%, respectively. Customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have an adverse effect on the Company’s ability to service customer’s needs and could result in a loss of customers.
Materials used in servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Company facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the Energy Chemistry Technologies and the Consumer and Industrial Chemistry Technologies segments are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy products and other commodity prices; weather and disease associated with the Company’s crop dependent raw materials, specifically citrus greening; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. The Energy Chemistry Technologies and the Consumer and Industrial Chemistry Technologies segments secure short and long term supply agreements for critical raw materials from both domestic and international vendors.
The prices of key raw materials including citrus terpenes and natural polymers (guar) are subject to market fluctuations which at times can be significant and unpredictable. The Company may be unable to pass along price increases to its customers, which could result in an adverse impact on margins and operating profits. The Company currently uses purchasing strategies designed, where possible, to align the timing of customer demand with supply commitments. However, the Company currently does not hedge commodity prices, but may consider such strategies in the future, and there is no guarantee that the Company’s purchasing strategies will prevent cost increases from resulting in adverse impacts on margins and operating profits.
If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.
The Company depends on the continued service of the Chief Executive Officer and President, the Chief Financial Officer, the Executive Vice President of Operations, and other key members of the executive management team, who possess significant expertise and knowledge of the Company’s business and industry. Furthermore, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with certain of these key members; however, at December 31, 2017, the Company only carries key man life insurance for the Chief Executive Officer and the Executive Vice President of Operations. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. Effective February 13, 2017, Robert M. Schmitz retired as the Company’s Executive Vice President and Chief Financial Officer. On June 30, 2017, Steven A. Reeves retired as the Company’s Executive Vice President of Operations. On October 7, 2017, Robert C. Bodnar departed from the Company as the Executive Vice President and Performance and Transformation Officer. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.
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
The Company relies on access to information systems for its operations. Failures of, or interference with, access to these systems, such as network communications disruptions, could have an adverse effect on our ability to conduct operations and could directly impact consolidated reporting. Security breaches pose a risk to confidential data and intellectual property, which could result in damages to our competitiveness and reputation. The Company has policies and procedures in place, including system monitoring and data back-up processes, to prevent or mitigate the effects of these potential disruptions or breaches. However, there can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks.

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

The ability of the Company to grow and be competitive in the market place is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to equity and debt financing. The Company’s revolving loan agreements require approval and place limits on certain capital transactions and various business acquisitions and combinations. The Company cannot guarantee that cash flows will be sufficient, or that the Company will continue to be able to obtain equity or debt financing on acceptable terms, or at all. As a result, the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or to respond to competitive pressures. The Company filed a “universal” shelf registration on September 21, 2017, to permit the ability to sell securities to the public in a timely manner and which it expects to keep active.
The Company’s revolving credit facility has variable interest rates that could increase.
At December 31, 2017, the Company had a $75 million revolving credit facility commitment subject to collateral availability limits. The interest rate on advances under the revolving credit facility varies based on the level of borrowing. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. The current credit facility remains in effect until May 10, 2022.
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
The Company is subject to complex foreign, federal, state, and local environmental, health, and safety laws and regulations, which expose the Company to liabilities that could adversely affect the Company’s business, financial condition, and results of operations.
The Company’s operations are subject to foreign, federal, state, and local laws and regulations related to, among other things, the protection of natural resources, injury, health and safety considerations, chemical exposure assessment, waste management, and transportation of waste and other hazardous materials. The Company’s operations expose the Company to risks of environmental liability that could result in fines, penalties, remediation, property damage, and personal injury liability. In order to remain compliant with laws and regulations, the Company maintains permits, authorizations, registrations, and certificates as required from regulatory authorities. Sanctions for noncompliance with such laws and regulations could include assessment of administrative, civil and criminal penalties, revocation of permits, and issuance of corrective action orders.
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
Certain scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” which include carbon dioxide, methane, and other volatile organic compounds, may be contributory to the warming effect of the Earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing worldwide attention. For example, the Paris Agreement was signed in 2016, which sets forth a global framework to address climate change. However, in June 2017, the Trump Administration announced plans to withdraw from the Paris Agreement. Legislation and regulatory initiatives at the federal, regional, state, and local level have been considered and in some cases adopted in an effort to reduce greenhouse gases. Some states have individually or in regional cooperation imposed restrictions on greenhouse gas emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content.
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
The Company and the Company’s customers are subject to risks associated with doing business outside of the U.S., including political risk, foreign exchange risk, and other uncertainties.

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
Collections from international customers and agents could also prove difficult due to inherent uncertainties in foreign law and judicial procedures. The Company could experience significant difficulty with collections or recovery due to the political or judicial climate in foreign countries where Company operations occur or in which the Company’s products are used.
The Company’s international operations must be compliant with the Foreign Corrupt Practices Act (the “FCPA”) and other applicable U.S. laws. The Company could become liable under these laws for actions taken by employees or agents. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the U.S. periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The U.S. government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries. The Company conducts, and will continue to conduct, business in currencies other than the U.S. dollar. Historically, the Company has not hedged against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates.
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
Recently enacted U.S. tax legislation, as well as future U.S. tax legislation, may adversely affect our business, results of operations, financial condition and cash flow.
Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), makes significant changes to U.S. federal income tax laws. The Tax Act, among other things, reduces the corporate income tax rate to 21%, partially limits the deductibility of business interest expense and net operating losses, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time. Although we have estimated the impact of the newly enacted tax legislation by incorporating assumptions based upon our current interpretation and analysis to date, the Tax Act is complex and far-reaching, and we have not completed our analysis of the actual impact of its enactment on us. There may be other material adverse effects resulting from the Tax Act that we have not identified and that could have an adverse effect on our business, results of operations, financial condition and cash flow.
Risks Related to the Company’s Industries
General economic declines (recessions), limits to credit availability, and industry specific factors could have an adverse effect on energy industry activity, demand for flavor and fragrance products, and the Company’s citrus based solvents resulting in lower demand for the Company’s products and services.
Worldwide economic uncertainty can reduce the availability of liquidity and credit markets to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with pressure on worldwide equity markets could continue to impact the worldwide economic climate. Geopolitical unrest around the world may also impact demand for the Company’s products and services both domestically and internationally.
Demand for the Company’s energy segment’s products and services is dependent on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for the Company’s energy products and services is particularly sensitive to levels of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. One indication of drilling and completion activity and spending is rig count, which the Company monitors to gauge market conditions. In addition, the EIA and other industry data sources report completion activity which is utilized by the Company. Any prolonged reduction in oil and natural gas prices or drop in rig and/or completion count could depress current levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity could result in a corresponding decline in the demand for the Company’s oil and natural gas well products and services, which could have a material adverse effect on the Company’s revenue and profitability.
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
Events in global credit markets can significantly impact the availability of credit and associated financing costs for many of the Company’s customers. Many of the Company’s customers finance their drilling and completion programs through third-party lenders or public debt offerings. Lack of available credit or increased costs of borrowing could cause customers to reduce spending on drilling programs, thereby reducing demand and potentially resulting in lower prices for the Company’s products and services. Also, the credit and economic environment could significantly impact the financial condition of some customers over a prolonged period, leading to business disruptions and restricted ability to pay for the Company’s products and services. The Company’s forward-looking statements assume that the Company’s lenders, insurers, and other financial institutions will be able to fulfill their obligations under various credit agreements, insurance policies, and contracts. If any of the Company’s significant lenders, insurers and others are unable to perform under such agreements, and if the Company was unable to find suitable replacements at a reasonable cost, the Company’s results of operations, liquidity, and cash flows could be adversely impacted.
A continuing period of depressed oil and natural gas prices could result in further reductions in demand for the

Company’s products and services and adversely affect the Company’s business, financial condition, and results of operations.
The markets for oil and natural gas have historically been volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending levels. The oil and natural gas markets may be volatile in the future. The demand for the Company’s products and services is, in large part, driven by general levels of exploration and production spending and drilling activity by its customers. Future declines in oil or natural gas prices could adversely affect the Company’s business, financial condition, and results of operations.
New and existing competitors within the Company’s industries could have an adverse effect on results of operations.
The oil and natural gas industry is highly competitive. The Company’s principal competitors include numerous small companies capable of competing effectively in the Company’s markets on a local basis, as well as a number of large companies that possess substantially greater financial and other resources than does the Company. Larger competitors may be able to devote greater resources to developing, promoting, and selling products and services. The Company may also face increased competition due to the entry of new competitors including current suppliers that decide to sell their products and services directly to the Company’s customers. As a result of this competition, the Company could experience lower sales or greater operating costs, which could have an adverse effect on the Company’s margins and results of operations.
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
The Company’s business could be materially and adversely affected by severe weather conditions. Hurricanes, tropical storms, flash floods, blizzards, cold weather, and other severe weather conditions could result in curtailment of services, damage to equipment and facilities, interruption in transportation of products and materials, and loss of productivity. If the Company’s customers are unable to operate or are required to reduce operations due to severe weather conditions, and as a result curtail purchases of the Company’s products and services, the Company’s business could be adversely affected.
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
The Company does not anticipate paying any cash dividends on the Company’s common stock within the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of the Company’s business and to meet current debt obligations. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend, among other things, on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations deemed relevant by the board of directors. Additionally, the Company’s current credit facility restricts the payment of dividends without the prior written consent of the lenders. Investors must rely on sales of common stock held after price appreciation, which may never occur, in order to realize a return on their investment.
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

one or more series and, with respect to each series, to fix the designation, powers, preferences, and rights of the shares of the series;

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
The Company filed a “universal” shelf registration on September 21, 2017, to permit the ability to sell securities to the public in a timely manner and which it expects to keep active.
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
Under section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on the Company’s ability to utilize pre-change net operating losses (“NOLs”), and certain other tax attributes to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). An ownership change could limit the Company’s ability to utilize existing NOLs and tax attribute carryforwards for taxable years including or following an identified “ownership change.” Transactions involving the Company’s common stock, even those outside the Company’s control, such as purchases or sales by investors, within the testing period could result in an “ownership change.” In addition, under the Tax Act, the ability to carry back NOLs to prior taxable years is generally eliminated, and while NOLs arising in tax years beginning after 2017 may be carried forward indefinitely, these post-2017 NOLs may only reduce 80% of the Company’s taxable income in a tax year. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could reduce or eliminate the benefit of the NOLs and tax attributes and could require the Company to pay U.S. federal income taxes in excess of that which would otherwise be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.
Disclaimer of Obligation to Update
Except as required by applicable law or regulation, the Company assumes no obligation (and specifically disclaims any such obligation) to update these risk factors or any other forward-looking statement contained in this Annual Report to reflect actual results, changes in assumptions, or other factors affecting such forward-looking statements.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
At December 31, 2017, the Company operated 18 manufacturing, warehouse, and research facilities in 9 U.S. states, one research facility in Calgary, Alberta, and sales offices in Tokyo, Japan and Dubai, United Arab Emirates. The Company owns 7 of these facilities and the remainder are leased with lease terms that expire from 2018 through 2031. In addition, the Company’s corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Energy Chemistry Technologies	Owned	Carthage, Texas
	Owned	Dalton, Georgia
	Owned	Marlow, Oklahoma
	Owned	Monahans, Texas
	Owned	Waller, Texas
	Leased	Calgary, Alberta
	Leased	Denver, Colorado
	Leased	Dubai, United Arab Emirates
	Leased	Houston, Texas

Segment	Owned/Leased	Location
Energy Chemistry Technologies	Leased	Hurst, Texas
	Leased	Midland, Texas
	Leased	Natoma, Kansas
	Leased	Pittsburgh, Pennsylvania
	Leased	Plano, Texas
	Leased	Raceland, Louisiana
Consumer and Industrial Chemistry Technologies	Owned	Winter Haven, Florida
	Leased	Tokyo, Japan
Discontinued Operations	Owned	Vernal, Utah
	Leased	Odessa, Texas
	Leased	Pittsburgh, Pennsylvania
	Leased	Wysox, Pennsylvania
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock began trading on the NYSE on December 27, 2007 under the stock ticker symbol “FTK.” As of the close of business on January 31, 2018, there were 56,756,480 shares of common stock outstanding held by approximately 14,800 holders of record. The Company’s closing sale price of the common stock on the NYSE on January 31, 2018 was $5.50. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on its common stock and intends to continue to use earnings and other cash in the maintenance and expansion of its business. Further, the Company’s credit facility contains provisions that limit its ability to pay cash dividends on its common stock.

The following table sets forth, on a per share basis for the periods indicated, the high and low closing sales prices of common stock as reported by the NYSE. These prices do not include retail mark-ups, mark-downs or commissions.

Fiscal quarter ended:	2017		2016
	High	Low	High	Low
March 31,	$14.12	$9.50	$11.11	$5.52
June 30,	$12.85	$7.95	$13.82	$6.73
September 30,	$9.34	$4.65	$16.60	$12.88
December 31,	$5.31	$4.28	$14.84	$8.96

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in the Company’s common stock, as compared with the Russell 2000 Index and the Philadelphia Oil Services Index for the period beginning December 31, 2012 through December 31, 2017. The performance graph assumes $100 invested on December 31, 2012 in each of the Company’s common stock, the Russell 2000 Index, and the Philadelphia Oil Service Index and that all dividends were reinvested.

The following graph should not be deemed to be filed as part of this Annual Report, does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent the Company specifically incorporates the graph by reference.

	December 31,
	2012	2013	2014	2015	2016	2017
Flotek Industries, Inc.	$100	$165	$154	$94	$77	$38
Russell 2000 Index	$100	$137	$142	$134	$160	$181
Philadelphia Oil Service Index (OSX)	$100	$128	$96	$72	$83	$68

Securities Authorized for Issuance Under Equity Compensation Plans
Equity compensation plan information relating to equity securities authorized for issuance under individual compensation agreements at December 31, 2017 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	971,589	$—	303,248
Equity compensation plans not approved by security holders	—	$—	—
Total	971,589	$—	303,248

(1)	Includes shares for outstanding stock options (0 shares), restricted stock awards (246,258 shares), and restricted stock unit share equivalents (725,331 shares).

(2)
The weighted-average exercise price is for outstanding stock options only and does not include outstanding restricted stock awards or restricted stock unit share equivalents that have no exercise price.

Issuer Purchases of Equity Securities
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2017, the Company has repurchased $25 million of its common stock under this repurchase program.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2017, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.
Repurchases of the Company’s equity securities during the three months ended December 31, 2017 are as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 to October 31, 2017	5,003	$5.28	—	$50,733,939
November 1 to November 30, 2017	—	$—	—	$50,733,939
December 1 to December 31, 2017	268,212	$4.59	225,000	$49,704,946
Total	273,215	$4.60	225,000

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At December 31, 2017, this covenant limits additional share repurchases to $9.7 million.

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
During the fourth quarter of 2016, the Company initiated a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of each of the Drilling Technologies and Production Technologies segments. The Company has classified the assets, liabilities, and results of operations for these two segments as “Discontinued Operations” for all periods presented.
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
During 2013, the Company acquired Florida Chemical Company, Inc. for purchase consideration of $106.4 million.

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Operating Data
Revenue (1)	$317,098	$262,832	$269,966	$319,852	$243,860
(Loss) income from operations (1)	(2,855)	(7,304)	12,278	58,619	37,360

(Loss) income from continuing operations (1)	$(13,053)	$1,907	$7,158	$39,622	$22,376
(Loss) income from discontinued operations, net of tax	(14,342)	(51,037)	(20,620)	13,981	13,802
Net (loss) income	$(27,395)	$(49,130)	$(13,462)	$53,603	$36,178

(1) Amounts exclude impact of discontinued operations.

Per Share Data
Basic earnings (loss) per share:
Continuing operations	$(0.23)	$0.03	$0.13	$0.73	$0.44
Discontinued operations, net of tax	(0.25)	(0.91)	(0.38)	0.26	0.27
Basic earnings (loss) per share	$(0.48)	$(0.88)	$(0.25)	$0.99	$0.71
Diluted earnings (loss) per share:
Continuing operations	$(0.23)	$0.03	$0.13	$0.71	$0.42
Discontinued operations, net of tax	(0.25)	(0.91)	(0.37)	0.25	0.26
Diluted earnings (loss) per share	$(0.48)	$(0.88)	$(0.24)	$0.96	$0.68

Financial Position Data
Total assets	$329,888	$383,215	$403,090	$423,276	$375,581
Convertible senior notes, long-term debt, and capital lease obligations, less discount and current portion	—	7,833	18,255	25,398	35,690
Stockholders’ equity	264,900	287,343	293,651	306,003	249,752

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
Basis of Presentation
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The results of operations of Drilling Technologies and Production Technologies are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Drilling Technologies and Production Technologies segments have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of these segments.
Results of operations of the Drilling Technologies and Production Technologies segments for the years ended December 31, 2016 and 2015 are discussed below.
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

Discontinued Operations
The Drilling Technologies and Production Technologies segments were sold during 2017 and are classified as discontinued operations.

•	Drilling Technologies assembled, rented, sold, inspected, and marketed downhole drilling equipment used in energy, mining, and industrial drilling activities.

•
Production Technologies assembled and marketed production-related equipment, including pumping system components, electric submersible pumps (“ESP”), gas separators, valves, and services that support natural gas and oil production activities.

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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” below.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.

Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crops,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	2017	2016	2015	2017 vs. 2016 % Change	2016 vs. 2015 % Change
Average North American Active Drilling Rigs
United States	876	509	978	72.1%	(48.0)%
Canada	206	130	192	58.5%	(32.3)%
Total	1,082	639	1,170	69.3%	(45.4)%
Average U.S. Active Drilling Rigs by Type
Vertical	70	60	139	16.7%	(56.8)%
Horizontal	736	400	744	84.0%	(46.2)%
Directional	70	49	95	42.9%	(48.4)%
Total	876	509	978	72.1%	(48.0)%
Average North American Drilling Rigs by Product
Oil	812	471	835	72.4%	(43.6)%
Natural Gas	270	168	335	60.7%	(49.9)%
Total	1,082	639	1,170	69.3%	(45.4)%
Source: Rig counts are per Baker Hughes (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity.

Source: Rig counts are per Baker Hughes (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of January 16, 2018.

Average U.S. rig activity increased by 72.1% in 2017 compared to 2016, and decreased 48.0% from 2015 to 2016.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on January 16, 2018, completions in the seven most prolific areas in the lower 48 states increased 39.9% in 2017 compared to 2016 and decreased 38.1% from 2015 to 2016.
Outlook for 2018
After a continuous decline in U.S. drilling rig activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although a continuing recovery appears to be underway, the level of drilling and completion activity remains lower than previous levels experienced before the downturn in 2014. Assuming the price for crude oil remains relatively stable and regulatory impediments are limited, the Company expects U.S. oilfield activity to remain in a state of modest recovery.
During 2017, the Company continued to promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries. Although quarter to quarter performance may vary, the Company expects its Energy Chemistry Technologies sales to outperform market activity metrics over time by continuing to demonstrate the efficacy of its CnF® chemistries through comparative analysis of wells with and without CnF® chemistries, field validation results conducted by exploration and production (“E&P”) companies, and the continuation of its direct-to-operator sales program known as the Flotek Store®. Whether operators purchase directly from Flotek or continue to purchase from oilfield distribution and service companies, E&P operators are benefiting from increased price transparency and a more direct relationship with Flotek’s technical expertise and supply chain.
The Company continues to promote its patented and proprietary chemistries through its industry leading research and innovation staff who provide customer responsive product innovation, as well as development of new products which are expected to expand the Company’s future product lines. During the third quarter of 2016, the Company completed its new Global Research & Innovation Center in Houston. This state-of-the-art facility permits the development of next-generation innovative energy chemistries, as well as expanded collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities are an important and distinguishing capability within the industry.
The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils, industrial solvents, and flavor and fragrance ingredients. Although current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business, as well as both internal and external industrial markets, the market supply of citrus oils has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease, and further impacted by recent hurricane events. This reduced supply has resulted in higher citrus oil prices and increased price volatility. However, the Company expects its strong market position to enable it to maintain a stable supply of citrus oils for internal use and external sales. The Company expects to manage the impact of volatile terpene costs through the development of new product formulations and pricing strategies.

During the fourth quarter 2016, the Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry and initiated a process to identify potential buyers for its Drilling Technologies and Production Technologies segments. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments. The Company continues to focus on maximizing the profitability of its product and business portfolio, which may result in exiting or entering new product lines or businesses.
Capital expenditures for continuing operations totaled $9.0 million in 2017. The Company expects capital spending to be between $12 million and $16 million in 2018. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant, and will focus its capital spending program on positive returns on capital and/or pose strategic benefit for the long term.
Changes to geopolitical, global economic, and industry trends could have an impact, either positive or negative, on the Company’s business. In the event of significant adverse changes to the demand for oil and gas production, the market price for oil and gas, weather patterns, and/or the availability of citrus crops, the market conditions affecting the Company could change rapidly and materially. Should such adverse changes to market conditions occur, management believes the Company has access to adequate liquidity to withstand the impact of such changes while continuing to make strategic capital investments and acquisitions, if opportunities arise. In addition, management believes the Company is well-positioned to take advantage of significant increases in demand for its products should market conditions improve dramatically in the near term.

Results of Continuing Operations (in thousands):

	Year ended December 31,
	2017	2016	2015
Revenue	$317,098	$262,832	$269,966
Cost of revenue (excluding depreciation and amortization)	215,129	170,255	172,033
Cost of revenue (excluding depreciation and amortization) %	67.8%	64.8%	63.7%
Corporate general and administrative costs	41,492	43,745	38,623
Corporate general and administrative costs %	13.1%	16.6%	14.3%
Segment selling and administrative costs	37,236	36,405	31,653
Segment selling and administrative costs %	11.7%	13.9%	11.7%
Depreciation and amortization	12,159	10,429	8,735
Research and development costs	13,645	9,320	6,657
Loss (gain) on disposal of long-lived assets	292	(18)	(13)
(Loss) income from operations	(2,855)	(7,304)	12,278
Operating margin %	(0.9)%	(2.8)%	4.5%
Gain on legal settlement	—	12,730	—
Interest and other expense, net	(1,356)	(2,282)	(1,644)
(Loss) income before income taxes	(4,211)	3,144	10,634
Income tax expense	(8,842)	(1,237)	(3,476)
(Loss) income from continuing operations	(13,053)	1,907	7,158
Loss from discontinued operations, net of tax	(14,342)	(51,037)	(20,620)
Net loss	$(27,395)	$(49,130)	$(13,462)

Results for 2017 compared to 2016—Consolidated
Consolidated revenue for the year ended December 31, 2017, increased $54.3 million, or 20.6%, from 2016. The increase in revenue was due to a 29.2% increase in Energy Chemistry Technologies revenue driven by the upturn in oilfield market activity. This was partially offset by a slight decrease in Consumer and Industrial Chemistry Technologies revenue primarily related to decreased sales volumes.

Consolidated cost of revenue (excluding depreciation and amortization) for the year ended December 31, 2017, increased $44.9 million, or 26.4%, from 2016, and, as a percentage of revenue, increased to 67.8% for the year ended December 31, 2017, from 64.8% in 2016. These increases were primarily attributable to increased inventory, freight, and other direct costs associated with manufacturing in the Energy Chemistry Technologies segment and increased citrus oil prices in the Consumer and Industrial Chemistry Technologies segment.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $2.3 million, or 5.2%, for the year ended December 31, 2017, from 2016. As a percentage of revenue, CG&A declined from 16.6% to 13.1% for the year ended December 31, 2017, compared to 2016. The decrease in CG&A costs was primarily due to lower legal expenses and stock compensation expense, partially offset by costs associated with executive retirement.
Segment selling and administrative (“SS&A”) expenses are not directly attributable to products sold or services provided. SS&A costs increased $0.8 million, or 2.3%, for the year ended December 31, 2017, from 2016. As a percentage of revenue, SS&A declined from 13.9% to 11.7% for the year ended December 31, 2017, compared to 2016. The increase in SS&A costs was primarily due to increased head count in the Energy Chemistry Technologies sales and support staff for new business lines.
Depreciation and amortization expense for the year ended December 31, 2017, increased by $1.7 million, or 16.6%, from 2016. This increase was primarily attributable to the completion and equipping of the Global Research & Innovation Center in August 2016, along with other improvements to manufacturing facilities.
Research and Innovation (“R&I”) expense for the year ended December 31, 2017, increased $4.3 million, or 46.4%, from 2016. The increase in R&I is primarily attributable to increased personnel for new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth and refining of existing product lines, and the development of new chemistries which are expected to expand the Company’s intellectual property portfolio.
Interest and other expense decreased $0.9 million for the year ended December 31, 2017, compared to 2016, primarily due to the repayment of the term loan in May 2017, as well as decreasing the outstanding balance of the revolving credit facility throughout 2017.
The Company recorded an income tax provision of $8.8 million, yielding an effective tax provision rate of 210.0%, for the year ended December 31, 2017, compared to an income tax provision of $1.2 million, yielding an effective tax rate of 39.3%, in 2016.
As part of the Company’s strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments during 2017. The Company recorded a net loss from discontinued operations of $14.3 million for the year ended December 31, 2017.
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
Consolidated cost of revenue (excluding depreciation and amortization) for the year ended December 31, 2016, decreased $1.8 million, or 1.0%, from 2015, and, as a percentage of revenue, increased to 64.8% for the year ended December 31, 2016, from 63.7% in 2015. The increase as a percentage of revenue was primarily attributable to increased inventory cost and direct costs associated with manufacturing in the Consumer and Industrial Chemistry Technologies segment, partially offset by higher volumes of products sold in Energy Chemistry Technologies.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs as a percentage of revenue rose from 14.3% to 16.6% for the year ended December 31, 2016, compared to 2015, as CG&A costs grew while revenues declined. CG&A costs increased $5.1 million, or 13.3%, for the year ended December 31, 2016, from 2015, primarily due to higher professional and legal fees.
Segment selling and administrative (“SS&A”) expenses are not directly attributable to products sold or services provided. SS&A costs as a percentage of revenue rose from 11.7% to 13.9% for the year ended December 31, 2016, compared to 2015, as SS&A costs grew while revenues declined. SS&A costs increased $4.8 million, or 15.0%, primarily due to increased head count in the Energy Chemistry Technologies sales and support staff for new business lines.
Depreciation and amortization expense for the year ended December 31, 2016, increased by $1.7 million, or 19.4%, from 2015. This increase was primarily attributable to the completion and equipping of the Global Research & Innovation Center in August 2016, along with other improvements to manufacturing facilities.
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

The Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry. The Company initiated a process to market for sale the Drilling Technologies and Production Technologies segments and has identified potential buyers. The Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments during 2017. The Company recorded a net loss from discontinued operations of $51.0 million in 2016 for the classification of the Drilling Technologies and Production Technologies segments as held for sale.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Year ended December 31,
	2017	2016	2015
Revenue	$243,106	$188,233	$213,592
Income from operations	$33,611	$29,014	$43,902
Operating margin %	13.8%	15.4%	20.6%

Results for 2017 compared to 2016—Energy Chemistry Technologies
ECT revenue for the year ended December 31, 2017, increased $54.9 million, or 29.2%, from 2016, compared to a 39.9% increase in completion activity as measured by the EIA. ECT performed along these market indicators by continuing to promote the benefits of its CnF® chemistries. Revenues increased with the increased customer demand resulting from improved oilfield market conditions.
Income from operations for the ECT segment increased $4.6 million, or 15.8%, for the year ended December 31, 2017, compared to 2016. This increase is primarily attributable to an increase in gross profit, increased activity associated with sales and marketing efforts in pursuit of growth opportunities, and cost reductions. The Company continues its commitment to research and innovation efforts within Energy Chemistry Technologies.

Results for 2016 compared to 2015—Energy Chemistry Technologies
ECT revenue for the year ended December 31, 2016, decreased $25.4 million, or 11.9%, from 2015, compared to a 45.4% decline in market activity as measured by average North American rig count. Flotek’s ECT segment outperformed these market indicators by continuing to aggressively promote the benefits of its CnF® chemistries. Revenues declined due to reduced customer demand resulting from oilfield market conditions.
Income from operations for the Energy Chemistry Technologies segment decreased $14.9 million, or 33.9%, for the year ended December 31, 2016, compared to 2015. This decrease is primarily attributable to the decrease in revenue, increased costs associated with sales and marketing efforts in pursuit of growth opportunities, and increased costs associated with the Company’s continued commitment to its research and innovation efforts within Energy Chemistry Technologies.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Year ended December 31,
	2017	2016	2015
Revenue	$73,992	$74,599	$56,374
Income from operations	$7,465	$9,664	$8,742
Operating margin %	10.1%	13.0%	15.5%

Results for 2017 compared to 2016—Consumer and Industrial Chemistry Technologies
CICT revenue for the year ended December 31, 2017, decreased $0.6 million, or 0.8%, from 2016, primarily due to a decline in sales volumes. The high price for citrus oils limited market activity and top line revenue. Citrus greening and adverse weather reduced citrus crops globally, thereby limiting the Company’s performance in comparison to the growth experienced in 2016 and 2015.
Income from operations for the CICT segment decreased $2.2 million, or 22.8%, for the year ended December 31, 2017, from 2016, primarily due to higher raw material costs and increased headcount to facilitate growth in the food and beverages market through new research activities and the opening of a sales office in Japan.

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

Discontinued Operations
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations.

Drilling Technologies
(dollars in thousands)	Year ended December 31,
	2017	2016	2015
Revenue	$11,534	$27,627	$52,112
Loss from operations	$(2,646)	$(44,522)	$(27,340)
Loss from operations - excluding impairment	$(2,646)	$(8,000)	$(7,772)
Operating margin % - excluding impairment	(22.9)%	(29.0)%	(14.9)%

Results for 2017 compared to 2016—Drilling Technologies
On May 22, 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Company’s Drilling Technologies segment to National Oilwell Varco, L.P. (“NOV”) for $17.0 million in cash consideration.
On August 16, 2017, the Company completed the sale of substantially all of the remaining assets of the Company’s Drilling Technologies segment to Galleon Mining Tools, Inc. for $1.0 million in cash consideration and a note receivable of $1.0 million due in one year.
Upon completion of these sales, the Company ceased all operations for the Drilling Technologies segment.

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
During the first quarter of 2016, as a result of the sequential decline in segment revenue and expectations for future drilling activity, the Company determined the carrying amount of certain long-lived assets exceeded their respective fair values and that some inventory was either not usable in future operations or the carrying amount exceeded its market value.

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

Production Technologies
(dollars in thousands)	Year ended December 31,
	2017	2016	2015
Revenue	$4,002	$8,292	$12,281
Loss from operations	$(1,357)	$(8,814)	$(4,111)
Loss from operations - excluding impairment	$(1,357)	$(4,901)	$(3,307)
Operating margin % - excluding impairment	(33.9)%	(59.1)%	(26.9)%

Results for 2017 compared to 2016—Production Technologies
On May 23, 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Company’s Production Technologies segment to Raptor Lift Solutions, LLC (“Raptor Lift”) for $2.9 million in cash consideration.
Upon completion of this sale, the Company ceased all operations for the Production Technologies segment.
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

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During 2017, the Company funded capital requirements primarily with cash on hand and debt financing.
The Company’s primary source of debt financing is its $75 million Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of December 31, 2017, the Company had $28.0 million in outstanding borrowings under the revolving debt portion of the Credit Facility. At December 31, 2017, the Company was in compliance with all debt covenants. Significant terms of the Credit Facility are discussed in Note 12 – “Long-Term Debt and Credit Facility” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
At December 31, 2017, the Company remained compliant with the continued listing standards of the NYSE.
Cash and cash equivalents totaled $4.6 million at December 31, 2017. The Company generated $17.1 million of cash inflows from continuing operations (net of $3.8 million expended in working capital). Offsetting these cash inflows, the Company used $9.0 million for capital expenditures, $20.4 million for repayments of debt, net of borrowings, $5.2 million for the repurchase of common stock, and $1.7 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options.
Liquidity
The Company plans to spend between $12 million and $16 million for committed and planned capital expenditures in 2018. During 2018, the Company plans to use internally generated funds and, if necessary, borrowings under the revolving line of credit to fund operations and capital expenditures. Any excess cash generated may be used to pay down the level of debt or be retained for future use. The Company will continue to invest capital into what it believes to be attractive economic returning opportunities for its shareholders. This includes the potential for share repurchases as approved by the Board of Directors in June 2015.

Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$4,584	$4,823
Current portion of long-term debt	(27,950)	(40,566)
Long-term debt, less current portion	—	(7,833)
Net debt	$(23,366)	$(43,576)

Cash Flows
Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$17,131	$2,054	$25,472
Net cash provided by (used in) investing activities	9,740	(22,281)	(17,005)
Net cash (used in) provided by financing activities	(27,285)	22,851	(7,349)
Net cash flows provided by (used in) discontinued operations	24	(6)	—
Effect of changes in exchange rates on cash and cash equivalents	151	(3)	(176)
Net (decrease) increase in cash and cash equivalents	$(239)	$2,615	$942

Operating Activities
During 2017, 2016, and 2015, cash from operating activities totaled $17.1 million, $2.1 million, and $25.5 million, respectively. Consolidated net loss for 2017 totaled $13.1 million, compared to consolidated net income of $1.9 million and $7.2 million for 2016 and 2015, respectively.
Net non-cash contributions to net income in 2017, totaled $26.4 million. Contributory non-cash items consisted primarily of $12.6 million for depreciation and amortization expense, $11.2 million for stock compensation expense, $2.0 million for reduction in incremental tax benefit related to share-based awards, $0.2 million for changes to deferred income taxes, and $0.1 million for provisions related to accounts receivables.
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
During 2017, changes in working capital provided $3.8 million in cash, primarily resulting from decreasing accounts receivables, income taxes receivable, and other current assets by $21.6 million and increasing accrued liabilities and interest payable by $8.2 million, partially offset by increasing inventories by $17.3 million and decreasing accounts payable by $8.7 million.
During 2016, changes in working capital used $6.1 million in cash, primarily resulting from increasing accounts receivables, inventories, income taxes receivable, and other current assets by $40.8 million and decreasing income taxes payable by $2.0 million, partially offset by increasing accounts payable and accrued liabilities by $36.6 million.
During 2015, changes in working capital provided $5.0 million in cash, primarily resulting from decreasing accounts receivable and other current assets by $13.8 million and increasing accrued liabilities, income taxes payable, and interest payable by $13.4 million, partially offset by increasing inventories and income taxes receivable by $14.6 million and decreasing accounts payable by $7.7 million.
Investing Activities
Net cash provided by investing activities was $9.7 million during 2017. Cash provided by investing activities primarily included $18.5 million of proceeds received from the sale of the Drilling Technologies and Production Technologies segments and $0.7 million of proceeds received from the sale of fixed assets, partially offset by $9.0 million for capital expenditures and $0.5 million for the purchase of various patents and other intangible assets.
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
Financing Activities
Net cash used in financing activities was $27.3 million during 2017, primarily due to using $20.4 million for repayments of debt, net of borrowings, $5.2 million for the repurchase of common stock, $1.7 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options, and $0.6 million for payments of debt issuance costs. Cash used in financing activities was partially offset by receiving $0.7 million in proceeds from the sale of common stock.
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
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017, the Company was not involved in any unconsolidated SPEs.
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

Contractual obligations at December 31, 2017 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Borrowings under revolving credit facility (1)	$27,950	$27,950	$—	$—	$—
Operating lease obligations	21,806	2,734	4,603	3,961	10,508
Total	$49,756	$30,684	$4,603	$3,961	$10,508

(1)	The borrowing is classified as current debt. The weighted-average interest rate was 4.48% at December 31, 2017.

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

Revenue and associated accounts receivable in the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies segments are recorded at the agreed price when the aforementioned conditions are met. Generally, a signed proof of obligation is obtained from the customer (delivery ticket or field bill for usage). Deposits and other funds received in advance of delivery are deferred until the transfer of ownership is complete.
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
The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2017, the allowance was 1.6% of gross accounts receivable, compared to an allowance of 1.4% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.
Inventory Reserves
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost or market, using the weighted-average cost method. Finished goods inventories include raw materials, direct labor, and production overhead. The Company’s inventory reserve represents the excess of the inventory carrying amount over the amount expected to be realized from the ultimate sale or other disposal of the inventory.
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
At December 31, 2017 and 2016, the Company recorded an impairment for all inventory items identified as excess and obsolete inventory.
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
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At December 31, 2017, two reporting units have a goodwill balance: Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies.
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
If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative impairment test is performed to determine whether goodwill impairment exists at the reporting unit.
Effective during the fourth quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminated the second step of the two-step quantitative impairment test. Now, if quantitative impairment testing is performed, the Company compares the estimated fair value of each reporting unit which has goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined, when appropriate, with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.
Prior to adoption of ASU 2017-04, if quantitative impairment testing was performed, the Company used a two-step quantitative impairment test to determine whether goodwill impairment exists at the reporting unit. The first step was to compare the estimated fair value of each reporting unit which has goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company used the income approach based on discounted cash flow analyses, combined, when appropriate, with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the fair value of a reporting unit was less than its carrying amount, the second step of the impairment test was performed to determine the amount of impairment, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeded its implied value, an impairment loss was recognized in an amount equal to that excess.
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
During annual goodwill impairment testing in 2017, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative impairment test. During annual goodwill impairment testing in 2016 and 2015, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test.
As of the fourth quarter of 2017, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Energy Chemistry Technologies (“ECT”) and Consumer and Industrial Chemistry Technologies (“CICT”) reporting units exceeded the carrying amount of the respective reporting units. Therefore, the Company performed a quantitative impairment test for each of these reporting units. The results of the impairment test indicated that the estimated fair values of the two reporting units exceeded the carrying amount of their respective reporting units by approximately $34.7 million and $20.2 million, respectively, or an excess of 21% and 23%, respectively, over the carrying amount. Therefore, no impairment was deemed necessary for 2017. To evaluate the sensitivity of the fair value calculations of the ECT and CICT reporting units, the company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the ECT and CICT reporting units by approximately $23.7 million and $12.4 million, respectively. These sensitivity analyses were not indicative of an impairment for the ECT and CICT reporting units.
Key assumptions and estimates were based on experience of the Company’s management, experience with past recessions within the oil and gas industry (specifically the 2008/2009 recession), and internal as well as published external perspectives of recovery timing. Key assumptions used in the discounted cash flow analysis included:

•	Revenue and expenses grow 2% annually;

•	Margins stay in the lower portion of historical ranges;

•	Working capital ratios remain consistent with historical levels;

•	Risk premium related to foreign country security, government stability, and potential future foreign currency.
Based on the Company’s fourth quarter 2017 testing of goodwill for impairment at each reporting unit, no impairments were recorded.
As of the fourth quarter of 2016, the Company concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies or Energy Chemistry Technologies reporting units based on the assessment of qualitative factors. The Consumer and Industrial Chemistry Technologies reporting unit has outpaced prior years revenues and maintained strong margins. The Energy Chemistry Technologies reporting unit saw revenue improve throughout 2017 and reduced by 12% versus 2015 as market activity fell 43% from 2015 to 2016. However, the segment continued to produce strong margins.
The Company was not able to conclude that it was not more likely than not that the estimated fair value of the Teledrift and Production Technologies reporting units exceeded the carrying amount of the respective reporting units, as of the fourth quarter of 2016. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the two reporting units exceeded the carrying amount of their respective reporting units by approximately $13.2 million and $6.7 million respectively, or an excess of 34% and 44%, respectively, over the carrying amount. Therefore, no further testing was required for these two reporting units. To evaluate the sensitivity of the fair value calculations of the Teledrift and Production Technologies reporting units, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the Teledrift and Production Technologies reporting units by approximately $5.3 million and $4.2 million, respectively. These sensitivity analyses were not indicative of an impairment for the Teledrift or Production Technologies reporting units.
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
For the first quarter of 2016, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Production Technologies and Teledrift reporting units exceeded the carrying amount of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the Production Technologies and the Teledrift reporting units exceeded the carrying amount of their respective reporting units by approximately $34.9 million and $2.1 million, respectively, or an excess of 153% and 5%, respectively, over the carrying amount. Therefore, no further testing was required for these two reporting units.
Again, for the second quarter of 2016, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Production Technologies and Teledrift reporting units exceeded the carrying amount of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the Production Technologies and the Teledrift reporting units exceeded the carrying amount of their respective reporting units by approximately $17.1 million and $2.2 million, respectively, or an excess of 77% and 6%, respectively, over the carrying amount. Therefore, no further testing was required for these two reporting units.
Once again, for the third quarter of 2016, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Production Technologies reporting unit exceeded the carrying amount of the reporting unit. Therefore, the Company performed a Step 1 impairment test for this reporting unit. The results of the Step 1 test indicated that the estimated fair value of the Production Technologies reporting unit exceeded the carrying amount of the reporting unit by approximately $8.1 million, or an excess of 36.9% over the carrying amount. Therefore, no further testing was required for this reporting unit.
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
However, the Company was not able to conclude that it was not more likely than not that the estimated fair value of the Energy Chemistry Technologies, Teledrift, and Production Technologies reporting units exceeded the carrying amount of the respective reporting units. Therefore, the Company performed a Step 1 impairment test for each of these reporting units. The results of the Step 1 test indicated that the estimated fair values of the Energy Chemistry Technologies and Production Technologies reporting units exceeded the carrying amount of their respective reporting units by approximately $217.3 million and $35.8 million respectively, or an excess of 156% and 141%, respectively, over the carrying amount. Therefore, no further testing was required for these two reporting units. To evaluate the sensitivity of the fair value calculations of the Energy Chemistry Technologies and Production Technologies reporting units, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the Energy Chemistry Technologies and Production Technologies reporting units by approximately $44.0 million and $8.6 million, respectively. These sensitivity analyses were not indicative of an impairment for the Energy Chemistry Technologies or Production Technologies reporting units.
The Step 1 impairment test for the Teledrift reporting unit indicated that the estimated fair value of the reporting unit was less than the carrying amount by approximately $1.4 million; therefore, the Company performed a Step 2 impairment test with the assistance of a third party valuation firm. The results of the Step 2 impairment test indicated that the implied fair value of goodwill exceeded the carrying amount of the goodwill for the Teledrift reporting unit by approximately $2.0 million, or an excess of 15% over the carrying amount. To evaluate the sensitivity of the fair value calculation for the Teledrift reporting unit, the Company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of goodwill by approximately $0.7 million which was not indicative of an impairment of goodwill.
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
Long-Lived Assets Other than Goodwill
Long-lived assets other than goodwill consist of property and equipment and intangible assets that have determinable and indefinite lives. The Company makes judgments and estimates regarding the carrying amount of these assets, including amounts to be capitalized, depreciation and amortization methods to be applied, estimated useful lives, and possible impairments. Property and equipment and intangible assets with determinable lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.
For property and equipment, events or circumstances indicating possible impairment may include a significant decrease in market value or a significant change in the business climate. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss is the excess of the asset’s carrying amount over its fair value. Fair value is generally determined using an appraisal by an independent valuation firm or by using a discounted cash flow analysis.
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
The recoverability test indicated that the undiscounted estimated cash flows of the International Drill Pipe and Teledrift International asset groups exceeded the carrying amount of their respective asset groups by approximately $2.6 million and $64.1 million, respectively, or an excess of 98% and 906%, respectively. However, the undiscounted estimated cash flows of the Downhole Tools and Teledrift Domestic asset groups did not exceed the carrying amount of their respective asset groups, and therefore, the Company performed a discounted cash flow analysis on each asset group to determine the fair values.
Since the assets in the asset groups are not highly specialized, the Company assumed the current use of each asset would be a similar use as if the assets were sold. As such, the cash flow used in the recoverability test is the same cash flow used to create the discounted cash flow for fair value analysis. This testing indicated that the carrying amount of the Downhole Tools and Teledrift Domestic asset groups exceeded the fair value by $9.6 million and $14.3 million, respectively, or an excess of 69% and 56%, respectively. As a result, a combined impairment loss for these two asset groups of $23.9 million was recognized during the three months ended March 31, 2016.
Additionally, the business of the Production Technologies segment incurred similar declines with revenue and gross profit, falling approximately 30% and 42%, respectively. Therefore, the Company completed testing for impairment of long-lived assets within the Production Technologies segment. The recoverability test indicated that the undiscounted estimated cash flows for the segment exceeded the carrying amount of assets by $3.0 million, or an excess of 23%. As a result, no impairment of long-lived assets was recognized for the Production Technologies segment.
During the second quarter of 2016, the average U.S. drilling rig count fell 23% versus the first quarter of 2016. The Drilling Technologies segment held revenue relatively flat and improved margins when comparing the second and first quarters of 2016. As such, the Company determined that testing for impairment of long-lived assets was not warranted for the segment.
However, the Production Technologies segment results showed a decline in revenue of 8% and continuing negative margins when comparing the second and first quarters of 2016. Therefore, the Company completed testing for impairment of long-lived assets within the Production Technologies segment. The recoverability test indicated that the undiscounted estimated cash flows for the segment exceeded the carrying amount of assets by $4.4 million, or an excess of 34%. As a result, no impairment of long-lived assets was recognized for the Production Technologies segment.
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
In 2017, 2016, and 2015, while testing annual indefinite lived intangible assets for impairment, the Company first assessed qualitative factors to determine whether it was necessary to perform the impairment test. Based on its qualitative assessment, the Company concluded there was no indication of the need for an impairment of indefinite lived intangibles, and therefore no further testing was required.
No impairment was recorded for property and equipment and intangible assets with determinable or indefinite lives during 2017.
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
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2017, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.
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
Interest Rate Risk
The Company is exposed to the impact of interest rate changes on any outstanding indebtedness under the revolving credit facility agreement and the term loan agreement both of which have a variable interest rate. The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the revolving credit facility. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 4.50% at December 31, 2017, and would have permitted borrowing at rates ranging between 6.00% and 6.50%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2017, $28.0 million was outstanding under the revolving credit facility, with $6.0 million borrowed as base rate loans at an interest rate of 6.00% and $22.0 million borrowed as LIBOR loans at an interest rate of 4.07%.
The amount borrowed under the term loan was reset to $10.0 million as of September 30, 2016. Monthly principal payments of $0.2 million were required. On May 22, 2017, the Company repaid the outstanding balance of the term loan.
Foreign Currency Exchange Risk
The Company presently has limited exposure to foreign currency risk. As a global company, Flotek operates in over 20 domestic and international markets. Flotek’s functional currency is primarily the U.S. dollar. During 2017, approximately 2.0% of revenue was demarcated in non-U.S. dollar currencies and virtually all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase. The Company has historically performed no swaps and no foreign currency hedges. The Company may utilize swaps or foreign currency hedges in the future.
Commodity Risk
The Company is one of the largest processors of citrus oils in the world and, therefore, has a commodity risk inherent in orange harvests. In recent years, citrus greening has disrupted citrus fruit production in Florida and Brazil which caused raw material feedstock cost to increase. Tropical storms and hurricanes, as experienced during 2017, can also impact the future citrus crop yields in growing regions. The Company believes that adequate global supply is available to meet the Company’s needs and the needs of general chemistry markets at this time. The Company primarily relies upon diverse, long-term strategic supply relationships to meet its raw material needs which are expected to remain in place for the foreseeable future. Price increases have been passed along to the Company’s customers, where applicable. The Company presently does not have any commodity futures contracts but may consider utilizing forms of hedging from time to time in the future.

The Company purchased IPI in July 2016, an importer and processor of guar splits into fast hydrating guar powder at its facility in Dalton, Georgia. Guar powder is used as a gelling agent for fluid systems in the completion of oil and gas wells. Guar seed is largely produced in India and Pakistan and has inherent commodity risk associated with agricultural crops and geopolitical uncertainty. The Company believes its inventory and supply agreements are well positioned to meet market needs at this time. Although there are international, publicly traded exchanges for guar seed, the Company presently does not have any futures contracts.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Flotek Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Flotek Industries, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Flotek Industries, Inc. and subsidiaries as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 8, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MOSS ADAMS LLP

Houston, Texas
March 8, 2018

We have served as the Company’s independent registered public accounting firm since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Flotek Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Flotek Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MOSS ADAMS LLP

Houston, Texas
March 8, 2018

We have served as the Company’s independent registered public accounting firm since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited the accompanying consolidated balance sheet of Flotek Industries, Inc. and subsidiaries as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flotek Industries, Inc. and subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas
February 8, 2017

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,584	$4,823
Accounts receivable, net of allowance for doubtful accounts of $733 and $664 at December 31, 2017 and 2016, respectively	46,018	47,152
Inventories	75,759	58,283
Income taxes receivable	2,826	12,752
Assets held for sale	—	43,900
Other current assets	9,264	21,708
Total current assets	138,451	188,618
Property and equipment, net	73,833	74,691
Goodwill	56,660	56,660
Deferred tax assets, net	12,713	12,894
Other intangible assets, net	48,231	50,352
TOTAL ASSETS	$329,888	$383,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,048	$29,960
Accrued liabilities	14,589	12,170
Interest payable	43	24
Liabilities held for sale	—	4,961
Current portion of long-term debt	27,950	40,566
Total current liabilities	64,630	87,681
Long-term debt, less current portion	—	7,833
Total liabilities	64,630	95,514
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 60,622,986 shares issued and 56,755,293 shares outstanding at December 31, 2017; 59,684,669 shares issued and 56,972,580 shares outstanding at December 31, 2016	6	6
Additional paid-in capital	336,067	318,392
Accumulated other comprehensive income (loss)	(884)	(956)
Retained earnings (accumulated deficit)	(37,225)	(9,830)
Treasury stock, at cost; 3,621,435 and 2,028,847 shares at December 31, 2017 and 2016, respectively	(33,064)	(20,269)
Flotek Industries, Inc. stockholders’ equity	264,900	287,343
Noncontrolling interests	358	358
Total equity	265,258	287,701
TOTAL LIABILITIES AND EQUITY	$329,888	$383,215
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenue	$317,098	$262,832	$269,966
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	215,129	170,255	172,033
Corporate general and administrative	41,492	43,745	38,623
Segment selling and administrative	37,236	36,405	31,653
Depreciation and amortization	12,159	10,429	8,735
Research and development	13,645	9,320	6,657
Loss (gain) on disposal of long-lived assets	292	(18)	(13)
Total costs and expenses	319,953	270,136	257,688
(Loss) income from operations	(2,855)	(7,304)	12,278
Other (expense) income:
Interest expense	(2,168)	(1,979)	(1,521)
Gain on legal settlement	—	12,730	—
Other (expense) income, net	812	(303)	(123)
Total other (expense) income	(1,356)	10,448	(1,644)
(Loss) income before income taxes	(4,211)	3,144	10,634
Income tax expense	(8,842)	(1,237)	(3,476)
(Loss) income from continuing operations	(13,053)	1,907	7,158
Loss from discontinued operations, net of tax	(14,342)	(51,037)	(20,620)
Net loss	$(27,395)	$(49,130)	$(13,462)

Basic earnings (loss) per common share:
Continuing operations	$(0.23)	$0.03	$0.13
Discontinued operations, net of tax	(0.25)	(0.91)	(0.38)
Basic earnings (loss) per common share	$(0.48)	$(0.88)	$(0.25)
Diluted earnings (loss) per common share:
Continuing operations	$(0.23)	$0.03	$0.13
Discontinued operations, net of tax	(0.25)	(0.91)	(0.37)
Diluted earnings (loss) per common share	$(0.48)	$(0.88)	$(0.24)
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	57,580	56,087	54,459
Weighted average common shares used in computing diluted earnings (loss) per common share	57,580	56,350	54,992
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2017	2016	2015
(Loss) income from continuing operations	$(13,053)	$1,907	$7,158
Loss from discontinued operations, net of tax	(14,342)	(51,037)	(20,620)
Net loss	(27,395)	(49,130)	(13,462)
Other comprehensive income (loss):
Foreign currency translation adjustment	72	281	(735)
Comprehensive loss	$(27,323)	$(48,849)	$(14,197)

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2014	54,634	$5	449	$(495)	$254,233	$(502)	$52,762	$351	$306,354
Net loss	—	—	—	—	—	—	(13,462)	—	(13,462)
Foreign currency translation adjustment	—	—	—	—	—	(735)	—	—	(735)
Stock issued under employee stock purchase plan	—	—	(77)	—	879	—	—	—	879
Stock options exercised	768	1	—	—	1,371	—	—	—	1,372
Restricted stock granted	758	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	33	—	—	—	—	—	—
Treasury stock purchased	—	—	473	(6,345)	—	—	—	—	(6,345)
Stock surrendered for exercise of stock options	—	—	107	(1,332)	—	—	—	—	(1,332)
Excess tax benefit related to share-based awards	—	—	—	—	1,273	—	—	—	1,273
Stock compensation expense	—	—	—	—	14,681	—	—	—	14,681
Investment in Flotek Gulf, LLC and Flotek Gulf Research, LLC	—	—	—	—	—	—	—	7	7
Stock issued in IAL acquisition	60	—	—	—	1,014	—	—	—	1,014
Repurchase of common stock	—	—	800	(9,697)	—	—	—	—	(9,697)
Balance, December 31, 2015	56,220	$6	1,785	$(17,869)	$273,451	$(1,237)	$39,300	$358	$294,009
Net loss	—	—	—	—	—	—	(49,130)	—	(49,130)
Foreign currency translation adjustment	—	—	—	—	—	281	—	—	281
Sale of common stock, net of issuance cost	2,450	—	—	—	30,090	—	—	—	30,090
Stock issued under employee stock purchase plan	—	—	(93)	—	833	—	—	—	833
Stock options exercised	114	—	—	—	184	—	—	—	184
Restricted stock granted	653	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	96	—	—	—	—	—	—
Treasury stock purchased	—	—	238	(2,350)	—	—	—	—	(2,350)
Stock surrendered for exercise of stock options	—	—	3	(50)	—	—	—	—	(50)
Reduction in tax benefit related to share-based awards	—	—	—	—	(2,510)	—	—	—	(2,510)
Stock compensation expense	—	—	—	—	13,076	—	—	—	13,076
Stock issued in IPI acquisition	248	—	—	—	3,268	—	—	—	3,268
Balance, December 31, 2016	59,685	$6	2,029	$(20,269)	$318,392	$(956)	$(9,830)	$358	$287,701
Net loss	—	—	—	—	—	—	(27,395)	—	(27,395)
Foreign currency translation adjustment	—	—	—	—	—	72	—	—	72
Stock issued under employee stock purchase plan	—	—	(113)	—	654	—	—	—	654
Common stock issued in payment of accrued liability	—	—	—	—	188	—	—	—	188
Stock options exercised	663	—	—	—	5,884	—	—	—	5,884
Restricted stock granted	275	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	122	—	—	—	—	—	—
Treasury stock purchased	—	—	200	(1,729)	—	—	—	—	(1,729)
Stock surrendered for exercise of stock options	—	—	478	(5,863)	—	—	—	—	(5,863)
Stock compensation expense	—	—	—	—	10,949	—	—	—	10,949
Repurchase of common stock	—	—	905	(5,203)	—	—	—	—	(5,203)
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(27,395)	$(49,130)	$(13,462)
Loss from discontinued operations, net of tax	(14,342)	(51,037)	(20,620)
(Loss) income from continuing operations	(13,053)	1,907	7,158
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,159	10,429	8,735
Amortization of deferred financing costs	472	424	346
Provision for doubtful accounts	113	558	367
Loss (gain) on sale of assets	292	(18)	(12)
Stock compensation expense	11,172	12,053	13,083
Deferred income tax provision (benefit)	181	(19,681)	(7,929)
Reduction in (excess) tax benefit related to share-based awards	1,989	2,510	(1,273)
Changes in current assets and liabilities:
Accounts receivable, net	1,456	(11,544)	13,676
Inventories	(17,291)	(6,528)	(9,905)
Income taxes receivable	8,008	(8,189)	(4,700)
Other current assets	12,153	(14,489)	167
Accounts payable	(8,719)	12,653	(7,653)
Accrued liabilities	8,180	23,946	9,552
Income taxes payable	—	(1,890)	3,842
Interest payable	19	(87)	18
Net cash provided by operating activities	17,131	2,054	25,472
Cash flows from investing activities:
Capital expenditures	(8,960)	(13,960)	(16,391)
Proceeds from sale of businesses	18,490	—	—
Proceeds from sale of assets	689	115	13
Payments for acquisitions, net of cash acquired	—	(7,863)	—
Purchase of patents and other intangible assets	(479)	(573)	(627)
Net cash provided by (used in) investing activities	9,740	(22,281)	(17,005)
Cash flows from financing activities:
Repayments of indebtedness	(9,833)	(15,564)	(10,143)
Borrowings on revolving credit facility	383,160	338,460	382,666
Repayments on revolving credit facility	(393,776)	(325,043)	(366,018)
Debt issuance costs	(579)	(1,199)	(10)
(Reduction in) excess tax benefit related to share-based awards	—	(2,510)	1,273
Purchase of treasury stock	(1,729)	(2,350)	(6,345)
Proceeds from sale of common stock	654	30,923	879
Repurchase of common stock	(5,203)	—	(9,697)
Proceeds from exercise of stock options	21	134	39
Proceeds from noncontrolling interest	—	—	7
Net cash (used in) provided by financing activities	(27,285)	22,851	(7,349)
Discontinued operations:
Net cash (used in) provided by operating activities	(684)	12	1,199
Net cash provided by (used in) investing activities	708	(18)	(1,199)
Net cash flows provided by (used in) discontinued operations	24	(6)	—
Effect of changes in exchange rates on cash and cash equivalents	151	(3)	(176)
Net (decrease) increase in cash and cash equivalents	(239)	2,615	942
Cash and cash equivalents at beginning of year	4,823	2,208	1,266
Cash and cash equivalents at end of year	$4,584	$4,823	$2,208

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
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The results of operations of Drilling Technologies and Production Technologies are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Drilling Technologies and Production Technologies segments have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.

During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of each of the Drilling Technologies and Production Technologies segments.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the allowance for doubtful accounts for continuing operations are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Balance, beginning of year	$664	$709	$510
Charged to provision for doubtful accounts	113	558	367
Write-offs	(44)	(603)	(168)
Balance, end of year	$733	$664	$709

Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor, and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceeds current market prices and impairs the cost basis of the inventory accordingly. Historically, the Company recorded a provision for excess and obsolete inventory. Impairment or provisions are based primarily on forecasts of product demand, historical trends, market conditions, production, or procurement requirements and technological developments and advancements.
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
Property and equipment are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying amount over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received.
Internal Use Computer Software Costs
Direct costs incurred to purchase and develop computer software for internal use are capitalized during the application development and implementation stages. These software costs have been primarily for enterprise-level business and finance software that is customized to meet the Company’s specific operational needs. Capitalized costs are included in property and equipment and are amortized on a straight-line basis over the estimated useful life of the software beginning when the software project is substantially complete and placed in service. Costs incurred during the preliminary project stage and costs for training, data conversion, and maintenance are expensed as incurred.
The Company amortizes software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. The unamortized amount of capitalized software was $4.0 million at December 31, 2017.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative impairment test is performed to determine whether goodwill impairment exists at the reporting unit.
The quantitative impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the estimated fair value of each reporting unit with goodwill to its carrying amount, including goodwill. To determine fair value estimates, the Company uses the income approach based on discounted cash flow analyses, combined, when appropriate, with a market-based approach. The market-based approach considers valuation comparisons of recent public sale transactions of similar businesses and earnings multiples of publicly traded businesses operating in industries consistent with the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.
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
Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models.
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
Business Combinations
The Company includes the results of operations of its acquisitions in its consolidated results, prospectively from the date of acquisition. Acquisitions are accounted for by applying the acquisition method. The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and Flotek and the value of the acquired assembled workforce. Acquisition-related expenses are recognized separately from the business acquisition and are recognized as expenses as incurred.

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
The Company generally is not contractually obligated to accept returns, except for defective products. Typically products determined to be defective are replaced or the customer is issued a credit memo. There is typically no right of return or any significant post-delivery obligations. All costs associated with product returns are expensed as incurred.
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
A valuation allowance is recorded to reduce previously recorded tax assets when it becomes more likely than not that such assets will not be realized. The Company evaluates, at least annually, net operating loss carry forwards and other net deferred tax assets and considers all available evidence, both positive and negative, to determine whether a valuation

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance is necessary relative to net operating loss carry forwards and other net deferred tax assets. In making this determination, the Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. The Company considers the recent cumulative income or loss position as objectively verifiable evidence for the projection of future income, which consists primarily of determining the average of the pre-tax income of the current and prior two years after adjusting for certain items not indicative of future performance. Based on this analysis, the Company determines whether a valuation allowance is necessary.
Historically, U.S. Federal income taxes are not provided on unremitted earnings of subsidiaries operating outside the U.S. because it is the Company’s intention to permanently reinvest undistributed earnings in the subsidiary. These earnings would become subject to income tax if they were remitted as dividends or loaned to a U.S. affiliate. Due to the 2017 Tax Cuts and Jobs Act, U.S. federal transition taxes have been recorded at December 31, 2017, for a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. Determination of the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings is not practicable.
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
Stock-Based Compensation
Stock-based compensation expense for share-based payments, related to stock options, restricted stock awards, and restricted stock units, is recognized based on their grant-date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A disposal group that is classified as held for sale is initially measured at the lower of its carrying amount or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met.
Subsequent changes in the fair value of a disposal group less any costs to sell are reported as an adjustment to the carrying amount of the disposal group, as long as the new carrying amount does not exceed the carrying amount of the asset at the time it was initially classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group for all periods presented in the line items assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheets.
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
General corporate overhead is not allocated to discontinued operations for all periods presented. Interest expense on debt required to be repaid as a result of disposal transactions is allocated to discontinued operations. Interest allocated to discontinued operations totaled $0.2 million, $0.4 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Effective January 1, 2017, the Company adopted the accounting guidance in ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires excess tax benefits and deficiencies to be recognized in the income statement rather than in additional paid-in capital. As a result of applying this change, the Company recognized a $2.0 million reduction in tax benefit in the provision for incomes taxes during the year ended December 31, 2017. The Company applied this standard prospectively, where applicable, and, therefore, prior periods presented were not adjusted.
Effective October 1, 2017, the Company adopted the accounting guidance in ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This standard eliminates Step 2 from the goodwill impairment test. The Company will now recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In 2017, the Company formed a project team to evaluate the new revenue recognition standard. The team has identified the relevant revenue streams and documented the procedures and control changes required to address the impacts that ASU 2014-09 may have on its business, as well as trained appropriate personnel on the procedures and controls going into effect January 1, 2018. The evaluation efforts included identifying revenue streams with similar contract structures, performing a detailed review of key contracts by revenue stream, and comparing historical policies and practices to the new standard. From the analysis performed, two main revenue streams were identified from contracts with customers: (1) product sales and (2) services. The Company’s revenue recognition methodology does not materially change by the adoption of the new standard for product sales (point in time revenue recognition) and for service contracts (over time), which principally charge on a day rate basis and are primarily short-term in nature. Therefore, based on the assessment, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements. The Company will adopt the new standard effective January 1, 2018, using the full retrospective method.
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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
The Company met all of the criteria to classify the Drilling Technologies and Production Technologies segments’ assets and liabilities as held for sale in the fourth quarter 2016. The Company has classified the assets, liabilities, and results of

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operations for these two segments as “Discontinued Operations” for all periods presented.
Disposal of the Drilling Technologies and Production Technologies reporting segments represented a strategic shift that would have a major effect on the Company’s operations and financial results.
On December 30, 2016, the Company sold a portion of its Drilling Technologies segment and recorded a loss of $1.2 million which is included in the loss from discontinued operations for the year ended December 31, 2016.
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
The sale or disposal of the assets and transfer or liquidation of liabilities and obligations of these segments was completed in 2017. The Company has no continuing involvement with the discontinued operations.

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Drilling Technologies			Production Technologies
	2017	2016	2015	2017	2016	2015
Discontinued operations:
Revenue	$11,534	$27,627	$52,112	$4,002	$8,292	$12,281
Cost of revenue	(7,309)	(18,667)	(35,410)	(3,236)	(7,881)	(10,179)
Selling, general and administrative	(6,963)	(15,285)	(21,049)	(1,759)	(3,790)	(4,158)
Depreciation and amortization	—	(1,714)	(3,240)	—	(584)	(658)
Research and development	(5)	(64)	(202)	(364)	(888)	(596)
Gain (loss) on disposal of long-lived assets	97	103	17	—	(50)	3
Impairment of inventory and long-lived assets	—	(36,522)	(19,568)	—	(3,913)	(804)
Loss from operations	(2,646)	(44,522)	(27,340)	(1,357)	(8,814)	(4,111)
Other expense	(96)	(412)	(259)	(52)	(96)	(40)
Loss on sale of businesses	(1,600)	(1,199)	—	(479)	—	—
Loss on write-down of assets held for sale	(6,831)	(18,971)	—	(9,718)	(6,161)	—
Loss before income taxes	(11,173)	(65,104)	(27,599)	(11,606)	(15,071)	(4,151)
Income tax benefit	4,138	23,661	9,675	4,299	5,477	1,455
Net loss from discontinued operations	$(7,035)	$(41,443)	$(17,924)	$(7,307)	$(9,594)	$(2,696)

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2017 and 2016 are as follows (in thousands):

	Drilling Technologies		Production Technologies
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Assets:
Accounts receivable, net	$—	$5,072	$—	$1,784
Inventories	—	9,078	—	8,115
Other current assets	—	278	—	370
Long-term receivable	—	—	—	4,179
Property and equipment, net	—	11,277	—	3,978
Goodwill	—	15,333	—	1,689
Other intangible assets, net	—	7,395	—	484
Assets held for sale	—	48,433	—	20,599
Valuation allowance	—	(18,971)	—	(6,161)
Assets held for sale, net	$—	$29,462	$—	$14,438
Liabilities:
Accounts payable	$—	$2,472	$—	$914
Accrued liabilities	—	1,190	—	385
Liabilities held for sale	$—	$3,662	$—	$1,299
At December 31, 2017, all remaining assets and liabilities of the discontinued operations were assumed by the Company’s continuing operations. These balances included $0.3 million of net accounts receivable, $1.4 million of sales price hold-back that will be received during 2018, and $1.4 million of accrued liabilities to be settled in 2018.

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
Due to the decreased rig activity and its impact on management’s expectations for future market activity, the Company further refocused operations of its Drilling Technologies segment. The Company decided to exit the business of building and repairing motors in all domestic markets. In addition, changes in drilling technique, including further escalation of the move to a dominance of pad drilling, reduced the marketability of certain other inventory items. The focus of the Production Technologies segment shifted to its new technologies for electric submersible pumps for the oil and gas industry and for hydraulic pumping units. Inventory associated with older technologies for these items has been evaluated for impairment. As a result of these changes in focus and projected declines in asset utilization, the Company recorded a pre-tax impairment of inventories as noted below.
Changes in the business climate noted above and increasing operating losses experienced within the Drilling Technologies and Production Technologies segments during the three months ended March 31, 2016, caused the Company to test asset groups within these two segments for recoverability. Recoverability of the carrying amount of the asset groups was based upon estimated future cash flows while taking into consideration various assumptions and estimates, including future use of the assets, remaining useful life of the assets, and eventual disposition of the assets. Undiscounted estimated cash flows of two asset groups associated with domestic operations in the Drilling Technologies segment did not exceed the carrying amount of the respective asset groups. Therefore, the Company performed an analysis of discounted future cash flows to determine the fair value of each of these two asset groups. As a result of this testing, the Company recorded a pre-tax impairment of long-lived assets as noted below.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, during the three months ended June 30, 2015, as a result of decreased rig activity and its impact on management’s expectations for future market activity, the Company refocused the Drilling Technologies segment to businesses and markets that had the best opportunity for profitable growth in the future. In addition, the Company shifted the focus of the Production Technologies segment to oil production markets and away from coal bed methane markets. As a result of these changes in focus and projected declines in asset utilization, the Company recorded pre-tax impairment charges as noted below.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$—	$3,268	$1,014
Value of common stock issued in payment of accrued liability	188	—	—
Exercise of stock options by common stock surrender	5,863	50	1,332

Supplemental cash payment information:
Interest paid	$1,851	$2,024	$1,398
Income taxes (received, net of payments) paid, net of refunds	(10,195)	333	1,547

Note 7 — Revenue
The Company differentiates revenue and cost of revenue (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and cost of revenue (excluding depreciation and amortization) by source are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Revenue:
Products	$310,716	$256,263	$258,968
Services	6,382	6,569	10,998
	$317,098	$262,832	$269,966
Cost of revenue (excluding depreciation and amortization):
Products	$210,281	$162,488	$164,837
Services	4,848	7,767	7,196
	$215,129	$170,255	$172,033

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2017	2016
Raw materials	$42,682	$28,626
Work-in-process	3,284	2,918
Finished goods	29,793	26,739
Inventories	$75,759	$58,283
Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$—	$—	$—
Charged to costs and expenses	724	1,301	16
Deductions	(724)	(1,301)	(16)
Balance, end of the year	$—	$—	$—
During the years ended December 31, 2017, 2016, and 2015, all inventory items identified as excess and obsolete inventory were charged to costs and expenses.

Note 9 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31
	2017	2016
Land	$6,724	$5,837
Buildings and leasehold improvements	43,899	42,986
Machinery and equipment	41,548	36,187
Fixed assets in progress	4,298	3,235
Furniture and fixtures	2,002	1,969
Transportation equipment	2,200	3,059
Computer equipment and software	12,181	11,844
Property and equipment	112,852	105,117
Less accumulated depreciation	(39,019)	(30,426)
Property and equipment, net	$73,833	$74,691

Depreciation expense totaled $9.5 million, $7.6 million, and $5.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
During the years ended December 31, 2017, 2016, and 2015, no impairments were recognized related to property and equipment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Goodwill
The Company has two reporting units, Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies, which have existing goodwill balances at December 31, 2017.
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if circumstances indicate a potential impairment. During the fourth quarter of 2017, the Company adopted ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. If the carrying amount exceeds the reporting unit’s fair value, the Company will now recognize an impairment charge for the excess amount. During annual goodwill impairment testing for the year ended December 31, 2017, the Company first assessed the qualitative factors and was unable to conclude that it was not more likely than not that fair value of the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies reporting units exceeded the carrying amount of the respective reporting units. Therefore, the Company performed the quantitative impairment test for both reporting units. The result of this testing indicated that the fair value of the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies reporting units exceeded the carrying amount, including goodwill, of the respective reporting units.

During annual goodwill impairment testing for the year ended December 31, 2016, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test that the Company has historically used. The Company concluded that it was not more likely than not that goodwill was impaired as of the fourth quarter of 2016, and therefore, further testing was not required.
During annual goodwill impairment testing for the year ended December 31, 2015, the Company assessed the qualitative factors and concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies reporting unit. However, the Company was not able to conclude that it was not more likely than not that fair value of the Energy Chemistry Technologies reporting unit exceeded its carrying amount. Therefore, the Company performed the Step 1 impairment test for this reporting unit. The result of the Step 1 test indicated that the fair value of the Energy Chemistry Technologies reporting unit exceeded its carrying amount. Therefore, no further testing was required for this reporting unit.
No impairments of goodwill were recognized during the years ended December 31, 2017, 2016, and 2015.

Changes in the carrying amount of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Total
Balance at December 31, 2015:
Goodwill	$36,318	$19,480	$55,798
Accumulated impairment losses	—	—	—
Goodwill balance, net	36,318	19,480	55,798
Activity during the year 2016:
Goodwill impairment recognized	—	—	—
Acquisition goodwill recognized	862	—	862
Balance at December 31, 2016:
Goodwill	37,180	19,480	56,660
Accumulated impairment losses	—	—	—
Goodwill balance, net	37,180	19,480	56,660
Activity during the year 2017:
Goodwill impairment recognized	—	—	—
Acquisition goodwill recognized	—	—	—
Balance at December 31, 2017:
Goodwill	37,180	19,480	56,660
Accumulated impairment losses	—	—	—
Goodwill balance, net	$37,180	$19,480	$56,660

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	December 31,
	2017		2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$17,310	$5,586	$16,815	$4,537
Customer lists	30,877	8,127	30,877	6,518
Trademarks and brand names	1,549	1,117	1,467	1,069
Total finite lived intangible assets acquired	49,736	14,830	49,159	12,124
Deferred financing costs	1,791	96	1,804	117
Total amortizable intangible assets	51,527	$14,926	50,963	$12,241
Indefinite lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$63,157		$62,593

Carrying amount:
Other intangible assets, net	$48,231		$50,352

Intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of intangible assets acquired totaled $2.7 million, $2.8 million, and $3.0 million for the years end ended December 31, 2017, 2016, and 2015, respectively.

Amortization of deferred financing costs totaled $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Estimated future amortization expense for other finite lived intangible assets, including deferred financing costs, at December 31, 2017 is as follows (in thousands):

Year ending December 31,
2018	$3,017
2019	2,956
2020	2,929
2021	2,916
2022	2,664
Thereafter	22,119
Other amortizable intangible assets, net	$36,601
During the years ended December 31, 2017, 2016, and 2015, no impairments were recognized related to other intangible assets.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	December 31,
	2017	2016
Long-term debt:
Borrowings under revolving credit facility	$27,950	$38,566
Term loan	—	9,833
Total long-term debt	27,950	48,399
Less current portion of long-term debt	(27,950)	(40,566)
Long-term debt, less current portion	$—	$7,833

Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. The Credit Facility, as amended, continues in effect until May 10, 2022. Under terms of the Credit Facility, as amended, the Company has total borrowing availability of $75 million under a revolving credit facility. A term loan has been repaid in May 2017 and may not be re-borrowed.
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
The Credit Facility contains financial covenants to maintain a fixed charge coverage ratio and a leverage ratio, as well as establishes an annual limit on capital expenditures. The fixed charge coverage ratio is the ratio of (a) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted for non-cash stock-based compensation and the loss from discontinued operations, less cash taxes paid during the period to (b) all debt payments during the period. The fixed charge coverage ratio requirement began for the quarter ended March 31, 2017 at 1.00 to 1.00 and increased to 1.10 to 1.00 for the year ended December 31, 2017, and for each fiscal quarter thereafter. The leverage ratio (funded debt to adjusted EBITDA) requirement began for the six months ended June 30, 2017 at not greater than 5.50 to 1.00 and reduces to not greater than 3.00 to 1.00 for the year ending September 30, 2018, and thereafter. The annual limit on capital expenditures for 2017 was $20 million. The annual limit on capital expenditures for 2018 and each fiscal year thereafter is $26 million. The annual limit on capital expenditures is reduced if the undrawn availability under the revolving credit facility falls below $15 million at any month-end.
The Credit Facility restricts the payment of cash dividends on common stock and limits the amount that may be used to repurchase common stock and preferred stock.
Beginning with fiscal year 2017, the Credit Facility includes a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments, and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid on the outstanding balance within 75 days of the fiscal year end. For the year ended December 31, 2017, there was no additional payment required based on this provision.
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
At December 31, 2017, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $71.9 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $43.9 million at December 31, 2017.
The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 4.5% at December 31, 2017. The Company is required to pay a monthly facility fee of 0.25% per annum on any unused amount under the commitment based on daily averages. At December 31, 2017, $28.0 million was outstanding under the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revolving credit facility, with $6.0 million borrowed as base rate loans at an interest rate of 6.0% and $22.0 million borrowed as LIBOR loans at an interest rate of 4.07%.
Borrowing under the revolving credit facility is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
(b) Term Loan
The amount borrowed under the term loan was reset to $10 million effective as of September 30, 2016. Monthly principal payments of $0.2 million were required. On May 22, 2017, the Company repaid the outstanding balance of the term loan. The term loan may not be re-borrowed.
Debt Maturities
At December 31, 2017, borrowing under the revolving credit facility, which matures on May 10, 2022, is classified a current debt, and therefore, the entire balance is considered to mature in 2018.

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

Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2017 and 2016, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the years ended December 31, 2017, 2016, and 2015.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairment of any of these assets was recognized during the years ended December 31, 2017, 2016, and 2015.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2017 or 2016.

The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit facility	$27,950	$27,950	$38,566	$38,566
Term loan	—	—	9,833	9,833
The carrying amount of borrowings under the revolving credit facility and the term loan approximate their fair value because the interest rate is variable.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Potentially dilutive securities were excluded from the calculation of diluted loss per share for the year ended December 31, 2017, since including them would have an anti-dilutive effect on loss per share due to the loss from continuing operations incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.7 million stock options, before they were converted into common shares during 2017, and 0.7 million restricted stock units.

Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Year ended December 31,
	2017	2016	2015
(Loss) income from continuing operations	$(13,053)	$1,907	$7,158
Loss from discontinued operations, net of tax	(14,342)	(51,037)	(20,620)
Net loss - Basic and Diluted	$(27,395)	$(49,130)	$(13,462)

Weighted average common shares outstanding - Basic	57,580	56,087	54,459
Assumed conversions:
Incremental common shares from stock options	—	197	527
Incremental common shares from restricted stock units	—	66	6
Weighted average common shares outstanding - Diluted	57,580	56,350	54,992

Basic earnings (loss) per common share:
Continuing operations	$(0.23)	$0.03	$0.13
Discontinued operations, net of tax	(0.25)	(0.91)	(0.38)
Basic earnings (loss) per common share	$(0.48)	$(0.88)	$(0.25)
Diluted earnings (loss) per common share:
Continuing operations	$(0.23)	$0.03	$0.13
Discontinued operations, net of tax	(0.25)	(0.91)	(0.37)
Diluted earnings (loss) per common share	$(0.48)	$(0.88)	$(0.24)

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Income Taxes
Components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$(1,314)	$442	$3,944
State	675	(85)	390
Foreign	488	(526)	1,841
Total current	(151)	(169)	6,175
Deferred:
Federal	8,701	1,564	(2,628)
State	337	(112)	(63)
Foreign	(45)	(46)	(8)
Total deferred	8,993	1,406	(2,699)
Income tax expense	$8,842	$1,237	$3,476
The components of (loss) income before income taxes are as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$(2,844)	$4,502	$4,760
Foreign	(1,367)	(1,358)	5,874
(Loss) income before income taxes	$(4,211)	$3,144	$10,634
A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2017	2016	2015
Federal statutory tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	14.2	(5.3)	2.0
Non-U.S. income taxed at different rates	11.6	1.2	(4.4)
Impact of 2017 Tax Cuts and Jobs Act	173.6	—	—
Net operating loss carryback adjustment	—	10.0	1.4
Reduction in tax benefit related to stock-based awards	47.2	—	—
Non-deductible expenditures	11.0	13.1	5.9
Research and development credit	(10.8)	(12.7)	(3.5)
Other	(1.8)	(2.0)	(3.7)
Effective income tax rate	210.0%	39.3%	32.7%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates. Changes in the effective tax rate during 2017 included the Company implementing ASU No. 2016-09, which requires accounting for excess tax benefits and tax deficiencies related to stock-based awards as discrete items in the period in which they occur and the impact of the 2017 Tax Cuts and Jobs Act.
Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Acts (“2017 Tax Act”), makes significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things, reduces the corporate income tax rate from 35% to 21%, partially limits the deductibility of business interest expense and net operating losses, provides additional limitations on the deductibility of executive compensation, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated, and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time. The Company has not completed its determination of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31,

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017. The Company recorded a provisional expense for the effects of the 2017 Tax Act of $7.3 million. The effects of the 2017 Tax Act on the Company include three main categories: 1) remeasurement of the net deferred tax assets from 35% to 21%, which resulted in tax expense of $5.5 million; 2) a one-time tax on unrepatriated earnings from certain foreign subsidiaries of $0.2 million; and 3) additional limitations on the deductibility of executive compensation, which resulted in tax expense of $1.6 million. The Company will continue to evaluate the 2017 Tax Act and adjust the provisional amounts as additional information is obtained. The ultimate impact of the 2017 Tax Act may differ from the provisional amounts recorded due to additional information becoming available, changes in interpretation of the 2017 Tax Act, and additional regulatory guidance that may be issued.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$24,569	$21,212
Allowance for doubtful accounts	981	1,582
Inventory valuation reserves	827	2,205
Equity compensation	685	3,161
Goodwill	—	10,788
Accrued compensation	222	80
Foreign tax credit carryforward	3,955	2,365
Other	—	76
Total gross deferred tax assets	31,239	41,469
Valuation allowance	(1,187)	(1,053)
Total deferred tax assets, net	30,052	40,416
Deferred tax liabilities:
Property and equipment	(6,216)	(7,264)
Intangible assets	(10,084)	(13,375)
Goodwill	(365)	—
Convertible debt	(619)	(2,010)
Unearned revenue	(52)	(4,535)
Prepaid insurance and other	(3)	(338)
Total gross deferred tax liabilities	(17,339)	(27,522)
Net deferred tax assets	$12,713	$12,894

As of December 31, 2017, the Company had U.S. net operating loss carryforwards of $103.8 million, expiring in various amounts in 2029 through 2036. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
During 2015, the Company’s corporate organizational structure required the filing of two separate consolidated U.S. Federal income tax returns. Taxable income of one group (“Group A”) could not be offset by tax attributes, including net operating losses of the other group (“Group B”). During the year ended December 31, 2015, the Company restructured its legal entities such that there is only one U.S. tax filing group filing a single U.S. consolidated federal income tax return beginning in 2016.

The Company considers all available evidence, both positive and negative, to determine whether a valuation allowance is necessary for deferred tax assets. The Company considers cumulative losses in recent years as significant negative evidence. The Company considers recent years to mean the current year plus the two preceding years. No valuation allowance was recorded against the net federal deferred tax assets at December 31, 2017, based on the Company’s determination of its objectively verifiable estimate of future income. In determining this objectively verifiable future income, the Company considered income from the most recent three years adjusted for certain nonrecurring items such as discontinued operations and stock compensation that will be nondeductible under the 2017 Tax Act beginning in 2018. As of December 31, 2017, the Company maintains a valuation

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance of $1.2 million for deferred tax assets in certain state jurisdictions.
The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2017, the Company had approximately $1.5 million in unremitted earnings outside the U.S. which were not included for U.S. tax purposes. Due to the 2017 Tax Act, U.S. federal transition taxes have been recorded for a one-time U.S. tax liability on these earnings which have not previously been repatriated to the U.S. However, certain withholding taxes will need to be paid upon repatriation. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company has performed an evaluation and concluded there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2017, which are the years ended December 31, 2014 through December 31, 2017 for U.S. federal taxes and the years ended December 31, 2013 through December 31, 2017 for state tax jurisdictions.
At December 31, 2017, the Company had no unrecognized tax benefits.
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
A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2017	2016
Shares issued at the beginning of the year	59,684,669	56,220,214
Issued in sale of common stock	—	2,450,339
Issued in acquisition	—	247,764
Issued in payment of accrued liability	—	20,000
Issued as restricted stock award grants	275,029	632,240
Issued upon exercise of stock options	663,288	114,112
Shares issued at the end of the year	60,622,986	59,684,669

Stock-Based Incentive Plans
Stockholders approved long term incentive plans in 2014, 2010, and 2007 (the “2014 Plan,” the “2010 Plan,” and the “2007 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, non-employee directors, and service providers in the form of stock options, restricted stock, and certain other incentive awards. The maximum number of shares that may be issued under the 2014 Plan, 2010 Plan, and 2007 Plan are 5.2 million, 6.0 million, and 2.2 million, respectively. At December 31, 2017, the Company had a total of 0.3 million shares remaining to be granted under the 2014 Plan and 2010 Plan. Shares may no longer be granted under the 2007 Plan.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options at the date of grant is calculated using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is permitted for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. No options were granted to employees during 2017, 2016, and 2015.
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

Stock option activity for the year ended December 31, 2017 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	663,288	$8.87
Exercised	(663,288)	8.87
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2017	—	$—	0.00	$—

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $2.3 million, $1.0 million, and $8.4 million, respectively. No stock options vested during the years ended December 31, 2017, 2016, and 2015.
At December 31, 2017, the Company had no remaining outstanding stock options.
Restricted Stock
The Company grants employees either time-vesting or performance-based restricted shares in accordance with terms specified in the Restricted Stock Agreements (“RSAs”). Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent to the date of grant, generally three years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria are met. During the year ended December 31, 2017, 100% of the restricted shares granted were time-vesting and none were performance-based. Grantees of restricted shares retain voting rights for the granted shares.

Restricted stock share activity for the year ended December 31, 2017 is as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at January 1, 2017	683,242	$15.92
Granted to employees	260,029	10.62
Granted to service provider	15,000	9.34
Vested	(590,027)	14.63
Forfeited	(121,986)	17.48
Non-vested at December 31, 2017	246,258	$12.24

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2017, 2016, and 2015 was $10.62, $11.92, and $16.15 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2017, 2016, and 2015 was $8.6 million, $15.4 million, and $13.7 million, respectively.
At December 31, 2017, there was $1.7 million of unrecognized compensation expense related to non-vested restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units
During the year ended December 31, 2017, the Company granted performance-based restricted stock units (“RSUs”) for 604,682 shares equivalents. The performance period for these share equivalents continues until December 31, 2018.
During the year ended December 31, 2016, the Company granted performance-based RSUs for 768,393 share equivalents, which had a performance period through December 31, 2017. RSUs earned, which will be converted to 252,405 RSAs in 2018, will vest on December 31, 2018.

Restricted stock unit share activity for the year ended December 31, 2017 is as follows:

Restricted Stock Unit Shares	Shares	Weighted- Average Fair Value at Date of Grant
RSU share equivalents at January 1, 2017	768,393	$12.02
2016 share equivalents forfeited	(263,585)	12.02
2016 share equivalents not earned	(252,403)	12.02
2016 share equivalents	252,405	12.02
2017 share equivalents granted	604,682	18.70
2017 share equivalents forfeited	(131,756)	18.48
RSU share equivalents at December 31, 2017	725,331	$16.41

At December 31, 2017, there was $8.5 million of unrecognized compensation expense related to 2017 and 2016 restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by stockholders on May 18, 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation and participants may not purchase more than 1,000 shares in any one offering period. The fair value of the discount associated with shares purchased under the plan is recognized as share-based compensation expense and was $0.1 million, $0.1 million, and $0.2 million during the years ended December 31, 2017, 2016, and 2015, respectively. The total fair value of the shares purchased under the plan during the years ended December 31, 2017, 2016, and

2015 was $0.8 million, $1.0 million, and $1.0 million, respectively. The employee payment associated with participation in the plan was satisfied through payroll deductions.
 Share-Based Compensation Expense
Non-cash share-based compensation expense related to restricted stock, restricted stock unit grants, and stock purchased under the Company’s ESPP was $11.2 million, $12.1 million, and $13.1 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2017, 2016, and 2015, the Company purchased 199,644 shares, 238,216 shares, and 473,304 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees that were forfeited are accounted for as treasury stock. During the years ended December 31, 2017, 2016, and 2015, shares surrendered for the exercise of stock options were 478,287, 3,225, and

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

106,810, respectively. These surrendered shares are also accounted for as treasury stock.
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2017, the Company has repurchased $25 million of its common stock under this authorization.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2017, the Company has repurchased $0.3 million of its common stock under this authorization.

During the year ended December 31, 2017, the Company repurchased 905,000 shares of its outstanding common stock on the open market at a cost of $5.2 million, inclusive of transaction costs, or an average price of $5.75 per share. During the year ended December 31, 2016, the Company did not repurchase any shares of its outstanding common stock. During the year ended December 31, 2015, the Company repurchased 799,723 shares of its outstanding common stock on the open market at a cost of $9.7 million, inclusive of transaction costs, or an average price of $12.13 per share.
At December 31, 2017, the Company has $49.7 million remaining under its share repurchase program. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At December 31, 2017, this covenant limits additional share repurchases to $9.7 million.

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
Legal Settlement
In December 2016, the Company reached a settlement with a stockholder related to disgorgement of potential short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 in connection with purchases and sales of Company securities. As a result of the settlement, the Company recorded a gain of $12.7 million.
Operating Lease Commitments
The Company has operating leases for office space, vehicles, and equipment. Future minimum lease payments under operating leases at December 31, 2017 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2018	$2,734
2019	2,434
2020	2,169
2021	1,973
2022	1,988
Thereafter	10,508
Total	$21,806

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense under operating leases totaled $2.9 million, $3.3 million, and $2.6 million during the years ended December 31, 2017, 2016, and 2015, respectively.
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
During the years ended December 31, 2017, 2016, and 2015, compensation expense included $1.0 million, $1.0 million and $1.0 million, respectively, related to the Company’s 401(k) match.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the year ended December 31,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total

2017
Net revenue from external customers	$243,106	$73,992	$—	$317,098
Income (loss) from operations	33,611	7,465	(43,931)	(2,855)
Depreciation and amortization	7,323	2,391	2,445	12,159
Capital expenditures	3,279	4,763	918	8,960

2016
Net revenue from external customers	$188,233	$74,599	$—	$262,832
Income (loss) from operations	29,014	9,664	(45,982)	(7,304)
Depreciation and amortization	5,935	2,257	2,237	10,429
Capital expenditures	10,674	888	2,398	13,960

2015
Net revenue from external customers	$213,592	$56,374	$—	$269,966
Income (loss) from operations	43,902	8,742	(40,366)	12,278
Depreciation and amortization	4,791	2,202	1,742	8,735
Capital expenditures	12,803	568	3,020	16,391
Assets of the Company by reportable segments are as follows (in thousands):

	December 31, 2017	December 31, 2016
Energy Chemistry Technologies	$177,797	$184,328
Consumer and Industrial Chemistry Technologies	116,600	98,105
Corporate and Other	35,491	56,882
Total segments	329,888	339,315
Held for sale	—	43,900
Total assets	$329,888	$383,215
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
U.S.	$259,610	$210,890	$227,117
Other countries	57,488	51,942	42,849
Total	$317,098	$262,832	$269,966
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Year ended December 31,
	2017	2016	2015
Customer A	12.8%	15.7%	17.2%
Customer B	8.9%	13.2%	14.6%
Customer C	4.0%	6.9%	10.6%
Approximately 95% of the revenue from major customers noted above was from the Energy Chemistry Technologies segment.

Note 19 — Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2017
Revenue (1)	$79,954	$85,177	$79,458	$72,509	$317,098
Income (loss) from operations (1)	(623)	(1,252)	(3,103)	2,123	(2,855)

Loss from continuing operations (1)	$(743)	$(1,122)	$(3,421)	$(7,767)	$(13,053)
Income (loss) from discontinued operations, net of tax	(11,235)	(2,704)	319	(722)	(14,342)
Net loss	$(11,978)	$(3,826)	$(3,102)	$(8,489)	$(27,395)

Basic earnings (loss) per common share (2):
Continuing operations	$(0.01)	$(0.02)	$(0.06)	$(0.14)	$(0.23)
Discontinued operations	(0.19)	(0.05)	0.01	(0.01)	(0.25)
Basic earnings (loss) per common share	$(0.20)	$(0.07)	$(0.05)	$(0.15)	$(0.48)
Diluted earnings (loss) per common share (2):
Continuing operations	$(0.01)	$(0.02)	$(0.06)	$(0.14)	$(0.23)
Discontinued operations	(0.19)	(0.05)	0.01	(0.01)	(0.25)
Diluted earnings (loss) per common share	$(0.20)	$(0.07)	$(0.05)	$(0.15)	$(0.48)

(1) Amounts exclude impact of discontinued operations.
(2) The sum of the quarterly earnings (loss) per share (basic and diluted) may not agree to the earnings (loss) per share for the year due to the timing of common stock issuances.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2016
Revenue (1)	$63,812	$64,079	$64,337	$70,604	$262,832
Income (loss) from operations (1)	368	156	(2,253)	(5,575)	(7,304)

Income (loss) from continuing operations (1)	$(29)	$(111)	$(1,870)	$3,917	$1,907
Loss from discontinued operations, net of tax	(30,156)	(2,169)	(876)	(17,836)	(51,037)
Net loss	$(30,185)	$(2,280)	$(2,746)	$(13,919)	$(49,130)

Basic earnings (loss) per common share (2):
Continuing operations	$—	$—	$(0.03)	$0.07	$0.03
Discontinued operations	(0.55)	(0.04)	(0.02)	(0.31)	(0.91)
Basic earnings (loss) per common share	$(0.55)	$(0.04)	$(0.05)	$(0.24)	$(0.88)
Diluted earnings (loss) per common share (2):
Continuing operations	$—	$—	$(0.03)	$0.07	$0.03
Discontinued operations	(0.55)	(0.04)	(0.02)	(0.31)	(0.91)
Diluted earnings (loss) per common share	$(0.55)	$(0.04)	$(0.05)	$(0.24)	$(0.88)

(1) Amounts exclude impact of discontinued operations.
(2) The sum of the quarterly earnings (loss) per share (basic and diluted) may not agree to the earnings (loss) per share for the year due to the timing of common stock issuances.

Item 9. Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure.
As previously reported, effective November 16, 2017, Hein & Associates LLP (“Hein”), the independent registered public accounting firm for Flotek Industries, Inc. (the “Company”), combined with Moss Adams LLP (“Moss Adams”). As a result of this transaction, on November 16, 2017, Hein resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company.
The audit reports of Hein on the Company’s financial statements for the years ended December 31, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the two most recent fiscal years ended December 31, 2016 and through the subsequent interim period preceding Hein’s resignation, there were no disagreements between the Company and Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Hein, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years. In addition, during the periods identified above, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.
During the two most recent fiscal years ended December 31, 2016 and through the subsequent interim period preceding Moss Adams’ engagement, the Company did not consult with Moss Adams on either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that may be rendered on the Company’s financial statements, and Moss Adams did not provide either a written report or oral advice to the Company that Moss Adams concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in item 304(a)(1)(v) of Regulation S-K.

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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2017, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control – Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

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

10.1	2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2007).
10.2	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).
10.3
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and Steve Reeves (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.4
Non-Qualified Stock Option Agreement, dated April 8, 2011, between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2011).

10.5	Revolving Credit and Security Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2011).
10.6	Guaranty dated September 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 26, 2011).
10.7	Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 26, 2011).
10.8	Intellectual Property Security Agreement dated September 23, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 26, 2011).
10.9	Lien Subordination and Intercreditor Agreement dated as of September 23, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 26, 2011).
10.10	Second Amendment to Revolving Credit and Security Agreement dated as of November 12, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2012).
10.11	Third Amendment to Revolving Credit and Security Agreement dated as of December 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2012).
10.12	Fourth Amendment to Revolving Credit and Security Agreement dated as of December 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 28, 2012).
10.13	Amended and Restated Revolving Credit, Term Loan and Security Agreement dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 13, 2013).
10.14
First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2014).

10.15	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on April 18, 2014).
10.16
Fifth Amended and Restated Service Agreement, dated as of April 15, 2014, between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2014).

10.17	Letter Agreement, dated as of April 15, 2014, between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2014).

Exhibit Number		Exhibit Title
10.18
Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 10, 2014).

10.19		Employment Agreement, dated effective May 1, 2015 between the Company and Robert M. Schmitz (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 4, 2015).
10.20
Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated June 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2015).

10.21
Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 23, 2015).

10.22		Employment Agreement, dated effective January 1, 2016 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2016).
10.23
Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated effective March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2016).

10.24		Form of Subscription Agreement, dated as of July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2016).
10.25
Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated effective September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2016).

10.26		Retirement Agreement, dated February 14, 2017, between Robert M. Schmitz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2017).
10.27		Retirement Agreement, dated February 16, 2017, between Steve Reeves and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 17, 2017).
10.28
Letter Agreement, dated February 13, 2017, among the Company, Protechnics II, Inc. and Chisholm Management, Inc. amending the Fifth Amended and Restated Service Agreement among such parties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 17, 2017).

10.29
Seventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of March 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2017).

10.30
Asset Purchase Agreement, dated May 2, 2017, by and among National Oilwell DHT, L.P., Dreco Energy Services ULC, and National Oilwell Varco, L.P., the buyers, Teledrift Company, Turbeco, inc., Flotek Technologies ULC, and Flotek Industries FZE, the sellers, and Flotek Industries, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2017).

10.31
Eighth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

10.32
Ninth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of July 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

10.33
Tenth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of September 29, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2017).

10.34
Employment Agreement, dated effective April 1, 2016, between the Company and Robert Bodnar (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

10.35
Confidential Severance and Release Agreement, dated effective October 12, 2017, between the Company and Robert Bodnar (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

21	*	List of Subsidiaries.
23.1	*	Consent of Moss Adams LLP.
23.2	*	Consent of Hein & Associates LLP.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	+	XBRL Instance Document.

Exhibit Number		Exhibit Title
101.SCH	+	XBRL Schema Document.
101.CAL	+	XBRL Calculation Linkbase Document.
101.LAB	+	XBRL Label Linkbase Document.
101.PRE	+	XBRL Presentation Linkbase Document.
101.DEF	+	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-K, not filed.
+		Filed electronically with this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM	President, Chief Executive Officer, and Chairman of the Board	March 8, 2018
John W. Chisholm	(Principal Executive Officer)
/s/ H. RICHARD WALTON	Chief Financial Officer	March 8, 2018
H. Richard Walton	(Principal Financial Officer and Principal Accounting Officer)
/s/ KENNETH T. HERN	Director	March 8, 2018
Kenneth T. Hern
/s/ JOHN S. REILAND	Director	March 8, 2018
John S. Reiland
/s/ L.V. “BUD” MCGUIRE	Director	March 8, 2018
L.V. “Bud” McGuire
/s/ L. MELVIN COOPER	Director	March 8, 2018
L. Melvin Cooper
/s/ CARLA S. HARDY	Director	March 8, 2018
Carla S. Hardy
/s/ TED D. BROWN	Director	March 8, 2018
Ted D. Brown
/s/ MICHELLE M. ADAMS	Director	March 8, 2018
Michelle M. Adams