Form 10-Q
period 2018-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2018-05-09
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, there were 56,862,935 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,865	$4,584
Accounts receivable, net of allowance for doubtful accounts of $694 and $733 at March 31, 2018 and December 31, 2017, respectively	45,331	46,018
Inventories, net	82,085	75,759
Income taxes receivable	2,809	2,826
Other current assets	7,972	9,264
Total current assets	141,062	138,451
Property and equipment, net	73,108	73,833
Goodwill	56,660	56,660
Deferred tax assets, net	20,373	12,713
Other intangible assets, net	47,619	48,231
TOTAL ASSETS	$338,822	$329,888
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,233	$22,048
Accrued liabilities	8,629	14,589
Interest payable	6	43
Long-term debt, classified as current	39,741	27,950
Total current liabilities and total liabilities	71,609	64,630
Commitments and contingencies
Equity:
Cumulative convertible preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 61,161,291 shares issued and 56,784,694 shares outstanding at March 31, 2018; 60,622,986 shares issued and 56,755,293 shares outstanding at December 31, 2017	6	6
Additional paid-in capital	338,137	336,067
Accumulated other comprehensive income (loss)	(1,063)	(884)
Retained earnings (accumulated deficit)	(37,158)	(37,225)
Treasury stock, at cost; 3,599,267 and 3,621,435 shares at March 31, 2018 and December 31, 2017, respectively	(33,067)	(33,064)
Flotek Industries, Inc. stockholders’ equity	266,855	264,900
Noncontrolling interests	358	358
Total equity	267,213	265,258
TOTAL LIABILITIES AND EQUITY	$338,822	$329,888

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenue	$60,516	$79,954
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	45,701	51,625
Corporate general and administrative	8,493	12,272
Segment selling and administrative	7,124	10,309
Depreciation and amortization	3,002	3,032
Research and development	2,924	3,141
Loss on disposal of long-lived assets	57	198
Total costs and expenses	67,301	80,577
Loss from operations	(6,785)	(623)
Other (expense) income:
Interest expense	(516)	(594)
Other (expense) income, net	(285)	154
Total other expense	(801)	(440)
Loss before income taxes	(7,586)	(1,063)
Income tax benefit	7,653	320
Income (loss) from continuing operations	67	(743)
Loss from discontinued operations, net of tax	—	(11,235)
Net income (loss)	$67	$(11,978)

Basic earnings (loss) per common share:
Continuing operations	$—	$(0.01)
Discontinued operations, net of tax	—	(0.19)
Basic earnings (loss) per common share	$—	$(0.20)
Diluted earnings (loss) per common share:
Continuing operations	$—	$(0.01)
Discontinued operations, net of tax	—	(0.19)
Diluted earnings (loss) per common share	$—	$(0.20)
Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	57,259	57,673
Weighted average common shares used in computing diluted earnings (loss) per common share	57,259	57,673

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2018	2017
Income (loss) from continuing operations	$67	$(743)
Loss from discontinued operations, net of tax	—	(11,235)
Net income (loss)	67	(11,978)
Other comprehensive income (loss):
Foreign currency translation adjustment	(179)	(8)
Comprehensive income (loss)	$(112)	$(11,986)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$67	$(11,978)
Loss from discontinued operations, net of tax	—	(11,235)
Income (loss) from continuing operations	67	(743)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,002	3,032
Amortization of deferred financing costs	96	130
Provision for excess and obsolete inventory	1,175	89
Loss on sale of assets	57	198
Stock compensation expense	1,963	3,011
Deferred income tax benefit	(7,662)	(7,403)
Reduction in tax benefit related to share-based awards	3	66
Changes in current assets and liabilities:
Accounts receivable, net	668	(15,788)
Inventories	(7,548)	(6,462)
Income taxes receivable	(1)	332
Other current assets	350	13,923
Accounts payable	1,132	5,671
Accrued liabilities	(5,018)	1,265
Income taxes payable	—	97
Interest payable	(37)	25
Net cash used in operating activities	(11,753)	(2,557)
Cash flows from investing activities:
Capital expenditures	(1,787)	(1,877)
Proceeds from sale of assets	80	158
Purchase of patents and other intangible assets	(137)	(84)
Net cash used in investing activities	(1,844)	(1,803)
Cash flows from financing activities:
Repayments of indebtedness	—	(750)
Borrowings on revolving credit facility	76,266	98,863
Repayments on revolving credit facility	(64,475)	(96,826)
Debt issuance costs	(8)	(106)
Purchase of treasury stock related to share-based awards	(3)	(102)
Proceeds from sale of common stock	146	251
Proceeds from exercise of stock options	—	7
Net cash provided by financing activities	11,926	1,337
Discontinued operations:
Net cash used in operating activities	—	(353)
Net cash provided by investing activities	—	353
Net cash flows provided by discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	(48)	26
Net decrease in cash and cash equivalents	(1,719)	(2,997)
Cash and cash equivalents at the beginning of period	4,584	4,823
Cash and cash equivalents at the end of period	$2,865	$1,826

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
Net income	—	—	—	—	—	—	67	—	67
Foreign currency translation adjustment	—	—	—	—	—	(179)	—	—	(179)
Stock issued under employee stock purchase plan	—	—	(28)	—	146	—	—	—	146
Restricted stock granted	538	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	5	—	—	—	—	—	—
Treasury stock purchased	—	—	1	(3)	—	—	—	—	(3)
Stock compensation expense	—	—	—	—	1,924	—	—	—	1,924
Balance, March 31, 2018	61,161	$6	3,599	$(33,067)	$338,137	$(1,063)	$(37,158)	$358	$267,213

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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The results of operations of Drilling Technologies and Production Technologies are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Drilling Technologies and Production Technologies segments have been reclassified to “Assets held for sale” and “Liabilities held for sale,” respectively, in the consolidated balance sheets for all periods presented.
During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of each of the Drilling Technologies and Production Technologies segments.
Revenue Recognition
The Company recognizes revenues to depict the transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Refer to Note 4 — “Revenue from Contracts with Customers” for further discussion on Revenue.
The Company recognizes revenue based on the Accounting Standards Codification (“ASC”) 606 five-step model when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Products and services are sold with fixed or determinable prices. Certain sales include right of return provisions, which are considered when recognizing revenue and deferred accordingly. Deposits and other funds received in advance of delivery are deferred until the transfer of control is complete.
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three months ended March 31, 2018 and March 31, 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
As an accounting policy election, the Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer.
Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues.
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
Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2018, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This standard supersedes most of the existing revenue recognition requirements in U.S. GAAP under Accounting Standards Codification (“ASC”) 605 and establishes a new revenue standard, ASC 606. This new standard requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 using the full retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Refer to Note 4 — “Revenue from Contracts with Customers” for further information surrounding adoption of this new standard.
Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This standard addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively, where applicable, as there were no historical transactions affected by this implementation.
Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-01, “Clarifying the Definition of a Business.” This standard provided additional guidance on whether an integrated set of assets and activities constitutes a business. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods were not adjusted. In addition, the Company had no activity during the three months ended March 31, 2018 that was required to be treated differently under this ASU than previously issued guidance.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-09, “Scope of Modification Accounting.” This standard provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods presented were not adjusted. There were no changes to the terms or conditions of current share-based payment awards during the three months ended March 31, 2018.
New Accounting Requirements and Disclosures
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and should be applied using a modified retrospective transition approach, with early application permitted. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The pronouncement is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted in any interim period. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
Disposal of the Drilling Technologies and Production Technologies reporting segments represented a strategic shift that would have a major effect on the Company’s operations and financial results. The Company met all of the criteria to classify the Drilling Technologies and Production Technologies segments’ assets and liabilities as held for sale in the fourth quarter of 2016. Effective December 31, 2016, the Company classified the assets, liabilities, and results of operations for these two segments as “Discontinued Operations” for all periods presented.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months ended March 31, 2017 (in thousands):

Drilling Technologies
Revenue	$6,797
Cost of revenue	(4,655)
Selling, general and administrative	(3,031)
Gain on disposal of long-lived assets	73
Loss from operations	(816)
Other expense	(71)
Loss on write-down of assets held for sale	(6,560)
Loss before income taxes	(7,447)
Income tax benefit	2,713
Net loss from discontinued operations	$(4,734)

Production Technologies
Revenue	$3,153
Cost of revenue	(2,483)
Selling, general and administrative	(873)
Research and development	(271)
Loss from operations	(474)
Other expense	(36)
Loss on write-down of assets held for sale	(9,717)
Loss before income taxes	(10,227)
Income tax benefit	3,726
Net loss from discontinued operations	$(6,501)

Drilling Technologies and Production Technologies
Loss from discontinued operations, net of tax	$(11,235)
At December 31, 2017, all remaining assets and liabilities of the discontinued operations were assumed by the Company’s continuing operations. These balances included $0.3 million of net accounts receivable, $1.4 million of sales price hold-back that will be received during 2018, and $1.4 million of accrued liabilities to be settled in 2018.

Note 4 — Revenue from Contracts with Customers
Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method applied to those contracts which were not completed as of December 31, 2015. As a result of electing the full retrospective adoption approach, results for reporting periods beginning after December 31, 2015 are presented under ASC 606.
There was no material impact upon the adoption of ASC 606. As revenue is primarily related to product sales accounted for at a point in time and service contracts that are primarily short-term in nature (typically less than 30 days), the Company did not record any adjustments to opening retained earnings at December 31, 2015 or for any periods previously presented.
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In recognizing revenue for products and services, the Company determines the transaction price of purchase orders or contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services can be distinguished in the context of the contract. Variable consideration typically consists of product returns and is estimated based on the amount of consideration the Company expects to receive. Revenue accruals are recorded on an ongoing basis to reflect updated variable consideration information.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three months ended March 31, 2018 and March 31, 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities, for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
The vast majority of the Company’s products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30 days from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the three months ended March 31, 2018 and March 31, 2017.
The Company differentiates revenue and cost of revenue (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and cost of revenue (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended March 31,
	2018	2017
Revenue:
Products	$59,250	$78,514
Services	1,266	1,440
	$60,516	$79,954
Cost of revenue (excluding depreciation and amortization):
Products	$44,514	$50,691
Services	1,187	934
	$45,701	$51,625
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. Standalone selling prices are generally determined based on the prices charged to customers (“observable standalone price”) or an expected cost plus a margin approach. For combined products and services within a contract, the Company accounts for individual products and services separately if they are distinct (i.e. if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration is allocated between separate products and services within a contract based on the prices at the observable standalone price. For items that are not sold separately, the expected cost plus a margin approach is used to estimate the standalone selling price of each performance obligation.
Contract Balances
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, no revenue contracts give rise to contract assets or liabilities under ASC 606.
Practical Expedients and Exemptions
The Company has elected to apply several practical expedients as discussed below:

•	Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded within segment selling and administrative expenses.

•
The majority of the Company’s services are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14, exempting the Company from disclosure of the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

•
The Company’s payment terms are short-term in nature with settlements of one year or less. The Company has utilized the practical expedient in ASC 606-10-32-18, exempting the Company from adjusting the promised amount of consideration for the effects of a significant financing component given that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
In most service contracts, the Company has the right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. For these contracts, the Company has utilized the practical expedient in ASC 606-10-55-18, allowing the Company to recognize revenue in the amount to which it has a right to invoice.

Accordingly, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2018	2017
Supplemental non-cash investing and financing activities:
Value of common stock issued in payment of accrued liability	$—	$188
Exercise of stock options by common stock surrender	—	7
Supplemental cash payment information:
Interest paid	$457	$553
Income taxes paid, net of refunds (received, net of payments)	71	(114)
Note 6 — Inventories
Inventories are as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$44,754	$42,750
Work-in-process	3,459	3,284
Finished goods	35,415	30,293
Inventories	83,628	76,327
Less reserve for excess and obsolete inventory	(1,543)	(568)
Inventories, net	$82,085	$75,759
Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2018	December 31, 2017
Land	$6,724	$6,724
Buildings and leasehold improvements	43,611	43,899
Machinery and equipment	41,506	41,548
Fixed assets in progress	5,605	4,298
Furniture and fixtures	1,719	2,002
Transportation equipment	2,364	2,200
Computer equipment and software	12,105	12,181
Property and equipment	113,634	112,852
Less accumulated depreciation	(40,526)	(39,019)
Property and equipment, net	$73,108	$73,833

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense totaled $2.3 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.
During the three months ended March 31, 2018 and 2017, no impairments were recognized related to property and equipment.
Note 8 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Total
Balance at December 31, 2017	$37,180	$19,480	$56,660
Goodwill impairment recognized	—	—	—
Balance at March 31, 2018	$37,180	$19,480	$56,660
During the three months ended March 31, 2018 and 2017, no impairments of goodwill were recognized.
Note 9 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$17,457	$5,850	$17,310	$5,586
Customer lists	30,877	8,509	30,877	8,127
Trademarks and brand names	1,545	1,129	1,549	1,117
Total finite-lived intangible assets acquired	49,879	15,488	49,736	14,830
Deferred financing costs	1,791	193	1,791	96
Total amortizable intangible assets	51,670	$15,681	51,527	$14,926
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$63,300		$63,157

Carrying value:
Other intangible assets, net	$47,619		$48,231
Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.7 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.
Amortization of deferred financing costs totaled $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.
Note 10 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	March 31, 2018	December 31, 2017
Long-term debt, classified as current:
Borrowings under revolving credit facility	$39,741	$27,950
Borrowing under the revolving credit agreement is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. The Credit Facility continues in effect until May 10, 2022. Under terms of the Credit Facility, the Company has total borrowing availability of $75 million under a revolving credit facility. A term loan was repaid in May 2017 and may not be re-borrowed.
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Company was in compliance with all debt covenants at March 31, 2018. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
The Credit Facility contains financial covenants to maintain a fixed charge coverage ratio and a leverage ratio, as well as establishes an annual limit on capital expenditures. The fixed charge coverage ratio is the ratio of (a) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted for non-cash stock-based compensation and the loss from discontinued operations, less cash paid for taxes during the period to (b) all debt payments during the period. The fixed charge coverage ratio requirement began for the quarter ended March 31, 2017 at 1.00 to 1.00 and increased to 1.10 to 1.00 for the year ended December 31, 2017, and for each fiscal quarter thereafter. The leverage ratio (funded debt to adjusted EBITDA) requirement began for the six months ended June 30, 2017, at not greater than 5.50 to 1.00 and reduces to not greater than 3.00 to 1.00 for the year ending September 30, 2018, and thereafter. The annual limit on capital expenditures for 2018 and each fiscal year thereafter is $26 million. The annual limit on capital expenditures is reduced if the undrawn availability under the revolving credit facility falls below $15 million at any month-end.
The Credit Facility restricts the payment of cash dividends on common stock and limits the amount that may be used to repurchase common stock and preferred stock.
Beginning with fiscal year 2017, the Credit Facility includes a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments, and unfunded capital expenditures, not to exceed $3.0 million for any fiscal year, be paid on the outstanding balance within 75 days of the fiscal year end. For the year ended December 31, 2017, there was no additional payment required based on this provision.
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
At March 31, 2018, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $74.9 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $35.2 million at March 31, 2018.
The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 4.75% at March 31, 2018. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At March 31, 2018, $39.7 million was outstanding under the revolving credit facility, with $0.7 million borrowed as base rate loans at an interest rate of 6.25% and $39.0 million borrowed as LIBOR loans at an interest rate of 4.38%.
(b) Term Loan
The amount borrowed under the term loan was reset to $10 million effective as of September 30, 2016. Monthly principal payments of $0.2 million were required. On May 22, 2017, the Company repaid the outstanding balance of the term loan. No additional amount may be re-borrowed under the term loan.

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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2017, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculation were 0.7 million stock options and 1.2 million restricted stock units for the three months ended March 31, 2017.
Basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Income (loss) from continuing operations	$67	$(743)
Loss from discontinued operations, net of tax	—	(11,235)
Net income (loss) - Basic and Diluted	$67	$(11,978)

Weighted average common shares outstanding - Basic	57,259	57,673
Assumed conversions:
Incremental common shares from stock options	—	—
Incremental common shares from restricted stock units	—	—
Weighted average common shares outstanding - Diluted	57,259	57,673

Basic earnings (loss) per common share:
Continuing operations	$—	$(0.01)
Discontinued operations, net of tax	—	(0.19)
Basic earnings (loss) per common share	$—	$(0.20)
Diluted earnings (loss) per common share:
Continuing operations	$—	$(0.01)
Discontinued operations, net of tax	—	(0.19)
Diluted earnings (loss) per common share	$—	$(0.20)
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at March 31, 2018 or December 31, 2017.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit facility	39,741	39,741	27,950	27,950

The carrying amount of borrowings under the revolving credit facility approximates its fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairments of any of these assets were recognized during the three months ended March 31, 2018 and 2017.
Note 13 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2018	2017
U.S. federal statutory tax rate	(21.0)%	(35.0)%
State income taxes, net of federal benefit	(37.0)	(2.2)
Non-U.S. income taxed at different rates	102.0	0.5
Reduction in tax benefit related to stock-based awards	(217.7)	6.2
Non-deductible expenses	(44.2)	(0.7)
Research and development credit	132.1	1.1
Other	(15.1)	—
Effective income tax rate	(100.9)%	(30.1)%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates.
Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Acts (“2017 Tax Act”), made significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things, reduced the corporate income tax rate from 35% to 21%, partially limited the deductibility of business interest expense and net operating losses, provided additional limitations on the deductibility of executive compensation, imposed a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxed offshore earnings at reduced rates regardless of whether they are repatriated, and allowed the immediate deduction of certain new investments instead of deductions for depreciation expense over time. The Company has not completed its determination of the impacts of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31, 2017. The Company has continued to evaluate the 2017 Tax Act and will adjust the provisional amounts as additional information is obtained. The ultimate impact of the 2017 Tax Act may differ from the provisional amounts recorded due to additional information becoming available, changes in interpretation of the 2017 Tax Act, and additional regulatory guidance that may be issued. No adjustments to the provisional amounts were recorded during the three months ended March 31, 2018.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of changes in common shares issued during the three months ended March 31, 2018 is as follows:

Shares issued at December 31, 2017	60,622,986
Issued as restricted stock award grants	538,305
Shares issued at March 31, 2018	61,161,291
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through March 31, 2018, the Company has repurchased all $25.0 million of its common stock under this authorization.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through March 31, 2018, the Company has repurchased $0.3 million of its common stock under this authorization.
During the three months ended March 31, 2018 and 2017, the Company did not repurchase any shares of its outstanding common stock.
At March 31, 2018, the Company has $49.7 million remaining under its share repurchase programs. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At March 31, 2018, this covenant limits additional share repurchases to $9.7 million.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended March 31,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2018
Net revenue from external customers	$41,069	$19,447	$—	$60,516
Income (loss) from operations	(166)	2,438	(9,057)	(6,785)
Depreciation and amortization	1,769	669	564	3,002
Capital expenditures	1,011	410	366	1,787

2017
Net revenue from external customers	$60,765	$19,189	$—	$79,954
Income (loss) from operations	8,548	3,705	(12,876)	(623)
Depreciation and amortization	1,849	579	604	3,032
Capital expenditures	514	500	863	1,877

Assets of the Company by reportable segments are as follows (in thousands):

	March 31, 2018	December 31, 2017
Energy Chemistry Technologies	$169,170	$177,797
Consumer and Industrial Chemistry Technologies	130,702	116,600
Corporate and Other	38,950	35,491
Total assets	$338,822	$329,888
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2018	2017
U.S.	$46,044	$64,649
Other countries	14,472	15,305
Total	$60,516	$79,954
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended March 31,
	2018	2017
Customer A	*	12.1%
* This customer did not account for more than 10% of revenue.
Over 95% of the revenue from this customer was for sales in the Energy Chemistry Technologies segment in 2017.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Commitments and Contingencies
Class Action Litigation
On March 30, 2017, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the four consolidated putative securities class action lawsuits that were filed in November 2015, against the Company and certain of its officers. The lawsuits were previously consolidated into a single case, and a consolidated amended complaint had been filed. The consolidated amended complaint asserted that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint sought an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive. The lead plaintiff has appealed the District Court’s decision granting the motion to dismiss.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto of this Quarterly Report, as well as the Annual Report. Phrases such as “Company,” “we,” “our,” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
Basis of Presentation
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The results of operations of Drilling Technologies and Production Technologies are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Drilling Technologies and Production Technologies segments have been reclassified to “Assets held for sale” and “Liabilities held for sale,” respectively, in the consolidated balance sheets for all periods presented. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of these segments.
Executive Summary
Flotek is a global, diversified, technology-driven company that develops and supplies chemistries and services to the oil and gas industries, and high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets. Flotek operates in over 20 domestic and international markets.
The Company’s oilfield business includes specialty chemistries and logistics. Flotek’s technologies enable its customers to pursue improved efficiencies in the drilling and completion of their wells. Customers include major integrated oil and gas (“O&G”) companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also produces non-energy-related citrus oil and related products including (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the O&G industry. The Company sources citrus oil domestically and internationally and is one of the largest processors of citrus oil in the world. Additionally, the Company also provides automated bulk material handling, loading facilities, and blending capabilities.

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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crops,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended March 31,
	2018	2017	% Change
Average North American Active Drilling Rigs
U.S.	966	742	30.2%
Canada	269	295	(8.8)%
Total	1,235	1,037	19.1%
Average U.S. Active Drilling Rigs by Type
Vertical	63	69	(8.7)%
Horizontal	833	610	36.6%
Directional	70	63	11.1%
Total	966	742	30.2%
Average North American Drilling Rigs by Product
Oil	959	754	27.2%
Natural Gas	276	283	(2.5)%
Total	1,235	1,037	19.1%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of April 16, 2018.
Average U.S. rig activity increased by 30.2% for the three months ended March 31, 2018, when compared to the same period of 2017, and sequentially, increased by 4.9% when compared to the fourth quarter of 2017.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on April 16, 2018, completions in the seven most prolific areas in the lower 48 states increased 47.8% for the three months ended March 31, 2018, when compared to the same period of 2017. Sequentially, completions increased 9.0% when compared to the fourth quarter of 2017.
Company Outlook
After a continuous decline in U.S. drilling rig activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although the oil and gas markets have improved, the level of drilling and completion activity remains lower than previous levels experienced before the downturn in 2014. Assuming the price for crude oil remains relatively stable and regulatory impediments are limited, the Company expects U.S. oilfield activity to remain stable.
During the first quarter of 2018, the Company continued to promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries and its Prescriptive Chemistry Management® (“PCM®”) platform. Although quarter to quarter performance may vary, the Company expects to continue to penetrate the market over time by demonstrating the efficacy of its CnF® chemistries and full fluid chemistry treatment via PCM® through comparative analysis of wells with and without Flotek chemistries and field validation results conducted by exploration and production (“E&P”) companies. Flotek is experiencing a notable shift in purchasing behaviors in which E&P companies are focusing more on sourcing consumables, including chemistry, directly from manufacturers and providers of these products. This trend has created significant changes in Flotek’s customer base, product portfolio, and sales efforts and continues to influence changes in capital allocation and the business model.
The Company continues to promote its patented and proprietary chemistries through its industry leading research and innovation staff who provide customer responsive product innovation, as well as development of new products which are expected to expand the Company’s future product lines. During the third quarter of 2016, the Company completed its new Global Research & Innovation Center in Houston. This state-of-the-art facility permits the development of next-generation innovative energy chemistries, as well as expanded collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities are an important and distinguishing capability within the industry and provide real time product and fluid system development direct to the consumer.
The outlook for the Company’s consumer and industrial chemistries will be driven by the availability and demand for citrus oils, industrial solvents, and flavor and fragrance ingredients. Although current inventory and crop expectations are sufficient to meet the Company’s needs to supply its flavor and fragrance business, as well as both internal and external industrial markets, the market supply of citrus oils has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease and recent hurricane events. This reduced supply has resulted in higher citrus oil prices and increased price volatility. However, the Company expects its strong market position to enable it to maintain a stable supply of citrus oils for internal use and external sales. The Company expects to manage the impact of volatile terpene costs through the development of new product formulations and pricing strategies.
During the fourth quarter 2016, the Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry and initiated a process to identify potential buyers for its Drilling Technologies and Production Technologies segments. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments. The Company continues to focus on maximizing the profitability of its product and business portfolio, and may exit or enter new product lines or businesses which compliment its current operations.
Capital expenditures for continuing operations totaled $1.8 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The Company expects capital spending to be between $9 million and $13 million in 2018. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant, and will focus its capital spending program on uses that generate positive returns and to areas that pose a strategic long-term benefit.
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

Results of Continuing Operations (in thousands):

	Three months ended March 31,
	2018	2017
Revenue	$60,516	$79,954
Cost of revenue (excluding depreciation and amortization)	45,701	51,625
Cost of revenue (excluding depreciation and amortization) %	75.5%	64.6%
Corporate general and administrative	8,493	12,272
Corporate general and administrative %	14.0%	15.3%
Segment selling and administrative	7,124	10,309
Segment selling and administrative %	11.8%	12.9%
Depreciation and amortization	3,002	3,032
Research and development costs	2,924	3,141
Loss on disposal of long-lived assets	57	198
Loss from operations	(6,785)	(623)
Operating margin %	(11.2)%	(0.8)%
Interest and other expense, net	(801)	(440)
Loss before income taxes	(7,586)	(1,063)
Income tax benefit	7,653	320
Income (loss) from continuing operations	67	(743)
Loss from discontinued operations, net of tax	—	(11,235)
Net income (loss)	$67	$(11,978)
Consolidated Results of Operations: Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017
Consolidated revenue for the three months ended March 31, 2018, decreased $19.4 million, or 24.3%, versus the same period of 2017. This decrease in revenue was driven by decreased sales within the Energy Chemistry Technologies segment due to weather and operational challenges, product mix, and the shift in purchasing behaviors by E&P companies which are focusing more on sourcing consumables, including chemistry, directly from manufacturers and providers of these products.
Consolidated cost of revenue (excluding depreciation and amortization) for the three months ended March 31, 2018, decreased $5.9 million, or 11.5%, compared to the same period of 2017, and, as a percentage of revenue, increased to 75.5% for the three months ended March 31, 2018, from 64.6% in the same period of 2017, primarily due to increased raw material costs, lower manufacturing throughput, and increased headcount within Energy Chemistry Technologies to support the full fluid chemistry treatment via PCM®.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $3.8 million, or 30.8%, for the three months ended March 31, 2018, versus the same period of 2017. As a percentage of revenue, CG&A decreased 1.3% for the three months ended March 31, 2018. The decrease in CG&A costs was primarily due to cost reduction measures which began in the last quarter of 2017, as well as lower legal expenses, stock compensation expense, and costs associated with executive retirement.
Segment selling and administrative (“SS&A”) expenses are not directly attributable to products sold or services provided. SS&A costs decreased $3.2 million, or 30.9%, for the three months ended March 31, 2018, versus the same period of 2017. As a percentage of revenue, SS&A decreased 1.1% for the three months ended March 31, 2018. The decrease in SS&A costs was primarily due to the Company’s response to a shift in its business model and continued focus on cost reduction measures.
Depreciation and amortization expense remained relatively flat for the three months ended March 31, 2018, versus the same period of 2017.
Research and Innovation (“R&I”) expense decreased $0.2 million, or 6.9%, for the three months ended March 31, 2018, compared to the same period of 2017.

Interest and other expense increased $0.4 million, or 82.0%, for the three months ended March 31, 2018, versus the same period of 2017, primarily due to changes in foreign currency exchange rates, partially offset by decreased interest expense following the repayment of the term loan in May 2017.
The Company recorded an income tax benefit of $7.7 million, yielding an effective tax benefit rate of 100.9%, for the three months ended March 31, 2018, compared to an income tax benefit of $0.3 million, yielding an effective tax benefit rate of 30.1%, for the comparable period in 2017. The effective income tax benefit rate for the three months ended March 31, 2018 exceeds the U.S. federal statutory tax rate of 21% primarily because of state taxes, non-deductible executive compensation, an increase in other non-deductible expenses resulting from the 2017 Tax Cuts and Jobs Act, tax credits, and the effects of differing tax rates in non-U.S. jurisdictions.
As part of the Company’s strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments during 2017. The Company recorded a net loss from discontinued operations of $11.2 million for the three months ended March 31, 2017.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Three months ended March 31,
	2018	2017
Revenue	$41,069	$60,765
(Loss) income from operations	(166)	8,548
Operating margin %	(0.4)%	14.1%
ECT Results of Operations: Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017
ECT revenue for the three months ended March 31, 2018, decreased $19.7 million, or 32.4%, versus the same period of 2017. Sequentially, revenues decreased $14.2 million, or 25.7%, versus the fourth quarter of 2017. These declines are primarily attributable to product mix, a decrease in activity in Canada and the Rockies, harsher than normal winter weather events and associated industry operational challenges, and transitions in the Company’s customer base.
Income from operations for the ECT segment decreased $8.7 million, or 101.9%, for the three months ended March 31, 2018, versus the same period of 2017. This decrease was primarily a result of gross margin compression caused by reduced sales activity coupled with increases in material and labor costs, partially offset by a reduction in SS&A expenses.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Three months ended March 31,
	2018	2017
Revenue	$19,447	$19,189
Income from operations	2,438	3,705
Operating margin %	12.5%	19.3%

CICT Results of Operations: Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017
CICT revenue increased $0.3 million, or 1.3%, for the three months ended March 31, 2018, versus the same period of 2017. This increase was due to product mix and increased terpene sales price, partially offset by reduced volumes. Sequentially, quarterly revenues increased $2.2 million, or 13.0%, versus the fourth quarter of 2017 due to increased volumes and product mix.
Income from operations for the CICT segment decreased $1.3 million, or 34.2%, for the three months ended March 31, 2018, versus the same period of 2017, primarily due to increased terpene costs and inventory adjustments. Sequentially, quarterly operating margin increased from 9.1% to 12.5%, primarily attributable to increased sales volumes and prices, favorable product mix, and reduced indirect expenses.

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

Drilling Technologies
(dollars in thousands)	Three months ended March 31,
	2018	2017
Revenue	$—	$6,797
Loss from operations	—	(816)
Operating margin %	—%	(12.0)%

Production Technologies
(dollars in thousands)	Three months ended March 31,
	2018	2017
Revenue	$—	$3,153
Loss from operations	—	(474)
Operating margin %	—%	(15.0)%
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2018, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2018.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first three months of 2018, the Company funded capital requirements primarily with cash on hand and debt financing.
The Company’s primary source of debt financing is its $75 million Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of March 31, 2018, the Company had $39.7 million in outstanding borrowings under the revolving debt portion of the Credit Facility. At March 31, 2018, the Company was in compliance with all debt covenants. Significant terms of the Credit Facility are discussed in Note 10 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has access to adequate liquidity to fund its ongoing operations and capital expenditures. As of March 31, 2018, the Company had available borrowing capacity, net of outstanding borrowings, under its revolving line of credit of $35.2 million and available cash of $2.9 million, resulting in total liquidity of $38.1 million. For the remainder of 2018, the Company plans to spend between $7.2 million and $11.2 million for committed and planned capital expenditures. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise.
Any excess cash generated may be used to pay down the level of debt or retained for future use.
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$2,865	$1,826
Current portion of long-term debt	(39,741)	(42,603)
Long-term debt, less current portion	—	(7,083)
Net debt	$(36,876)	$(47,860)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(11,753)	$(2,557)
Net cash used in investing activities	(1,844)	(1,803)
Net cash provided by financing activities	11,926	1,337
Net cash flows provided by discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	(48)	26
Net decrease in cash and cash equivalents	$(1,719)	$(2,997)
Operating Activities
Net cash used in operating activities was $11.8 million and $2.6 million during the three months ended March 31, 2018 and 2017, respectively. Consolidated net income for the three months ended March 31, 2018 totaled $0.1 million and consolidated net loss for the three months ended March 31, 2017 totaled $0.7 million.
During the three months ended March 31, 2018, net non-cash reductions to net income totaled $1.4 million. Non-cash items which reduced net income consisted primarily of $7.7 million for changes to deferred income taxes, partially offset by contributory non-cash items of $3.1 million for depreciation and amortization, $2.0 million for stock-based compensation expense, and $0.1 million for net loss on sale of assets.

During the three months ended March 31, 2017, net non-cash reductions to net income totaled $0.9 million. Non-cash items which reduced net income consisted primarily of $7.4 million for changes to deferred income taxes, partially offset by contributory non-cash items of $3.2 million for depreciation and amortization, $3.0 million for stock compensation expense, $0.2 million for net loss on sale of assets, and $0.1 million for recognized incremental tax benefits related to the Company’s share based awards.
During the three months ended March 31, 2018, changes in working capital used $10.5 million in cash, primarily resulting from increasing inventory by $7.5 million and decreasing accrued liabilities and interest payable by $5.1 million, partially offset by decreasing accounts receivable and other current assets by $1.0 million and increasing accounts payable by $1.1 million.
During the three months ended March 31, 2017, changes in working capital used $0.9 million in cash, primarily resulting from increasing accounts receivable and inventory by $22.3 million, partially offset by decreasing income taxes receivable and other current assets by $14.3 million and increasing accounts payable, accrued liabilities, income taxes payable, and interest payable by $7.1 million.
Investing Activities
Net cash used in investing activities was $1.8 million for the three months ended March 31, 2018. Cash used in investing activities primarily included $1.8 million for capital expenditures and $0.1 million for the purchase of various patents and other intangible assets, partially offset by $0.1 million of proceeds received from the sale of fixed assets.
Net cash used in investing activities was $1.8 million for the three months ended March 31, 2017. Cash used in investing activities primarily included $1.9 million for capital expenditures and $0.1 million for the purchase of various patents, partially offset by $0.2 million of proceeds received from the sale of fixed assets.
Financing Activities
Net cash generated through financing activities was $11.9 million for the three months ended March 31, 2018, primarily due to receiving $11.8 million for borrowings of debt, net of repayments, and receiving $0.1 million in proceeds from the sale of common stock.
Net cash generated through financing activities was $1.3 million for the three months ended March 31, 2017, primarily due to receiving $1.3 million for borrowings of debt, net of repayments, and receiving $0.3 million in proceeds from the sale of common stock. Cash generated through financing activities was partially offset by purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and the exercise of stock options of $0.1 million.
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
Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at March 31, 2018, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Borrowings under revolving credit facility (1)	$39,741	$39,741	$—	$—	$—
Operating lease obligations	21,347	2,779	4,487	3,844	10,237
Total	$61,088	$42,520	$4,487	$3,844	$10,237
(1) The borrowing is classified as current debt. The weighted-average interest rate is 4.41% at March 31, 2018.

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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item  1. Legal Proceedings
Class Action Litigation
On March 30, 2017, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the four consolidated putative securities class action lawsuits that were filed in November 2015, against the Company and certain of its officers. The lawsuits were previously consolidated into a single case, and a consolidated amended complaint had been filed. The consolidated amended complaint asserted that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint sought an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive. The lead plaintiff has appealed the District Court’s decision granting the motion to dismiss.
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
Repurchases of the Company’s equity securities during the three months ended March 31, 2018, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
January 1, 2018 to January 31, 2018	646	$5.34	—	$49,704,947
February 1, 2018 to February 28, 2018	—	$—	—	$49,704,947
March 1, 2018 to March 31, 2018	—	$—	—	$49,704,947
Total	646	$5.34	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2018, the Company has repurchased all $25.0 million of its common stock under this authorization.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2018, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.

(4)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At March 31, 2018, this covenant limits additional share repurchases to $9.7 million.

Item  3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information
None.

Item  6. Exhibits

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Second Amended and Restated Bylaws, dated October 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 17, 2017).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2
Registration Rights Agreement, dated as of July 26, 2016, by and among the Company, Donald Bramblett, and Mark Kieper (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-212864) filed on August 3, 2016).

10.1		Employment Agreement, dated effective March 16, 2018, between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 22, 2018).
10.2		Employment Agreement, dated effective March 16, 2018, between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 22, 2018).
10.3		Employment Agreement, dated effective March 16, 2018, between the Company and Matthew B. Marietta (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 22, 2018).
10.4
Form of Restricted Stock Agreement, dated March 16, 2018, between the Company and Joshua A. Snively, Sr. and Matthew B. Marietta (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 22, 2018).

10.5		Form of Restricted Stock Agreement, dated March 16, 2018, between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 22, 2018).
10.6		2018 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on March 30, 2018).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	+	XBRL Instance Document.
101.SCH	+	XBRL Schema Document.
101.CAL	+	XBRL Calculation Linkbase Document.
101.LAB	+	XBRL Label Linkbase Document.
101.PRE	+	XBRL Presentation Linkbase Document.
101.DEF	+	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.
+		Filed electronically with this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 9, 2018

FLOTEK INDUSTRIES, INC.

By:	/s/ MATTHEW B. MARIETTA
Matthew B. Marietta
Executive Vice President of Finance and Corporate Development (Principal Financial Officer)

Date:	May 9, 2018

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Chief Accounting Officer (Principal Accounting Officer)

Date:	May 9, 2018