Form 10-Q
period 2018-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2018-08-08
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 56,958,671 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,096	$4,584
Accounts receivable, net of allowance for doubtful accounts of $820 and $733 at June 30, 2018 and December 31, 2017, respectively	43,218	46,018
Inventories, net	90,844	75,759
Income taxes receivable	2,659	2,826
Assets held for sale	2,250	—
Other current assets	5,797	8,737
Total current assets	147,864	137,924
Property and equipment, net	66,143	68,835
Goodwill	19,480	56,660
Deferred tax assets, net	—	12,713
Other intangible assets, net	47,025	48,231
Other long-term assets	531	527
Assets held for sale	—	4,998
TOTAL ASSETS	$281,043	$329,888
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,646	$22,048
Accrued liabilities	9,071	14,589
Interest payable	24	43
Long-term debt, classified as current	49,126	27,950
Total current liabilities	83,867	64,630
Deferred tax liabilities, net	2,876	—
Total liabilities	86,743	64,630
Commitments and contingencies
Equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 61,641,525 shares issued and 56,909,623 shares outstanding at June 30, 2018; 60,622,986 shares issued and 56,755,293 shares outstanding at December 31, 2017	6	6
Additional paid-in capital	340,618	336,067
Accumulated other comprehensive income (loss)	(1,045)	(884)
Retained earnings (accumulated deficit)	(112,192)	(37,225)
Treasury stock, at cost; 3,606,833 and 3,621,435 shares at June 30, 2018 and December 31, 2017, respectively	(33,088)	(33,064)
Flotek Industries, Inc. stockholders’ equity	194,299	264,900
Noncontrolling interests	1	358
Total equity	194,300	265,258
TOTAL LIABILITIES AND EQUITY	$281,043	$329,888

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$59,086	$85,177	$119,602	$165,131
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	46,738	58,574	92,439	110,199
Corporate general and administrative	8,665	11,155	17,158	23,426
Segment selling and administrative	6,872	9,386	13,996	19,695
Depreciation and amortization	3,025	2,991	6,027	6,023
Research and development	3,102	4,109	6,026	7,250
Loss on disposal of long-lived assets	5	214	62	412
Impairment of goodwill	37,180	—	37,180	—
Total costs and expenses	105,587	86,429	172,888	167,005
Loss from operations	(46,501)	(1,252)	(53,286)	(1,874)
Other (expense) income:
Interest expense	(640)	(549)	(1,156)	(1,145)
Loss on write-down of assets held for sale	(2,580)	—	(2,580)	—
Other (expense) income, net	(2,133)	237	(2,417)	391
Total other expense	(5,353)	(312)	(6,153)	(754)
Loss before income taxes	(51,854)	(1,564)	(59,439)	(2,628)
Income tax (expense) benefit	(23,537)	442	(15,885)	762
Loss from continuing operations	(75,391)	(1,122)	(75,324)	(1,866)
Loss from discontinued operations, net of tax	—	(2,704)	—	(13,937)
Net loss	(75,391)	(3,826)	(75,324)	(15,803)
Net loss attributable to noncontrolling interests	357	—	357	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(75,034)	$(3,826)	$(74,967)	$(15,803)

Amounts attributable to Flotek shareholders:
Loss from continuing operations	$(75,034)	$(1,122)	$(74,967)	$(1,866)
Loss from discontinued operations, net of tax	—	(2,704)	—	(13,937)
Net loss attributable to Flotek	$(75,034)	$(3,826)	$(74,967)	$(15,803)

Basic earnings (loss) per common share attributable to Flotek:
Continuing operations	$(1.30)	$(0.02)	$(1.30)	$(0.03)
Discontinued operations, net of tax	—	(0.05)	—	(0.24)
Basic earnings (loss) per common share	$(1.30)	$(0.07)	$(1.30)	$(0.27)

Diluted earnings (loss) per common share attributable to Flotek:
Continuing operations	$(1.30)	$(0.02)	$(1.30)	$(0.03)
Discontinued operations, net of tax	—	(0.05)	—	(0.24)
Diluted earnings (loss) per common share	$(1.30)	$(0.07)	$(1.30)	$(0.27)

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	57,869	57,854	57,566	57,764
Weighted average common shares used in computing diluted earnings (loss) per common share	57,869	57,854	57,566	57,764

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Loss from continuing operations	$(75,391)	$(1,122)	$(75,324)	$(1,866)
Loss from discontinued operations, net of tax	—	(2,704)	—	(13,937)
Net loss	(75,391)	(3,826)	(75,324)	(15,803)
Other comprehensive income (loss):
Foreign currency translation adjustment	18	(5)	(161)	(14)
Comprehensive loss	(75,373)	(3,831)	(75,485)	(15,817)
Net loss attributable to noncontrolling interests	357	—	357	—
Comprehensive loss attributable to Flotek	$(75,016)	$(3,831)	$(75,128)	$(15,817)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(74,967)	$(15,803)
Loss from discontinued operations, net of tax	—	(13,937)
Loss from continuing operations	(74,967)	(1,866)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,027	6,023
Amortization of deferred financing costs	192	253
Provision for excess and obsolete inventory	1,942	280
Impairment of goodwill	37,180	—
Loss on write-down of assets held for sale	2,580	—
Loss on sale of assets	62	412
Stock compensation expense	4,385	6,653
Deferred income tax provision (benefit)	15,587	(7,329)
Reduction in tax benefit related to share-based awards	120	315
Changes in current assets and liabilities:
Accounts receivable, net	2,736	(12,874)
Inventories, net	(17,112)	(20,303)
Income taxes receivable	15	8,619
Other current assets	1,147	14,185
Accounts payable	3,675	(1,418)
Accrued liabilities	(2,556)	(180)
Income taxes payable	—	(10)
Interest payable	(19)	(3)
Net cash used in operating activities	(19,006)	(7,243)
Cash flows from investing activities:
Capital expenditures	(3,227)	(4,508)
Proceeds from sales of businesses	—	17,490
Proceeds from sale of assets	90	310
Purchase of patents and other intangible assets	(215)	(247)
Net cash (used in) provided by investing activities	(3,352)	13,045
Cash flows from financing activities:
Repayments of indebtedness	—	(9,833)
Borrowings on revolving credit facility	146,038	224,757
Repayments on revolving credit facility	(124,862)	(220,607)
Debt issuance costs	(98)	(106)
Purchase of treasury stock related to share-based awards	(24)	(1,335)
Proceeds from sale of common stock	247	368
Repurchase of common stock	—	(487)
Proceeds from exercise of stock options	—	20
Loss from noncontrolling interest	(357)	—
Net cash provided by (used in) financing activities	20,944	(7,223)
Discontinued operations:
Net cash used in operating activities	—	(794)
Net cash provided by investing activities	—	794
Net cash flows provided by discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	(74)	20
Net decrease in cash and cash equivalents	(1,488)	(1,401)
Cash and cash equivalents at the beginning of period	4,584	4,823
Cash and cash equivalents at the end of period	$3,096	$3,422

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
Net loss	—	—	—	—	—	—	(74,967)	(357)	(75,324)
Foreign currency translation adjustment	—	—	—	—	—	(161)	—	—	(161)
Stock issued under employee stock purchase plan	—	—	(65)	—	247	—	—	—	247
Restricted stock granted	1,019	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	45	—	—	—	—	—	—
Treasury stock purchased	—	—	6	(24)	—	—	—	—	(24)
Stock compensation expense	—	—	—	—	4,304	—	—	—	4,304
Balance, June 30, 2018	61,642	$6	3,607	$(33,088)	$340,618	$(1,045)	$(112,192)	$1	$194,300

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
The Company’s oilfield business includes specialty chemistries and logistics which enable its customers to pursue improved efficiencies and performance in the drilling and completion of their wells. The Company also provides automated bulk material handling, loading facilities, and blending capabilities. The Company processes citrus oil to produce (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the oil and gas (“O&G”) industry.
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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The results of operations of Drilling Technologies and Production Technologies are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Drilling Technologies and Production Technologies segments have been reclassified to “Assets held for sale” and “Liabilities held for sale,” respectively, in the consolidated balance sheets for all periods presented.
During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of each of the Drilling Technologies and Production Technologies segments.
Revenue Recognition
The Company recognizes revenues to depict the transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Refer to Note 5 — “Revenue from Contracts with Customers” for further discussion on Revenue.
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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three and six months ended June 30, 2018 and 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact net loss.
Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2018, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This standard supersedes most of the existing revenue recognition requirements in U.S. GAAP under Accounting Standards Codification (“ASC”) 605 and establishes a new revenue standard, ASC 606. This new standard requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 using the full retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Refer to Note 5 — “Revenue from Contracts with Customers” for further information surrounding adoption of this new standard.
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
Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-01, “Clarifying the Definition of a Business.” This standard provided additional guidance on whether an integrated set of assets and activities constitutes a business. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods were not adjusted. In addition, the Company had no activity during the six months ended June 30, 2018 that was required to be treated differently under this ASU than previously issued guidance.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-09, “Scope of Modification Accounting.” This standard provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods presented were not adjusted. There were no changes to the terms or conditions of current share-based payment awards during the six months ended June 30, 2018.
New Accounting Requirements and Disclosures
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and should be applied using a modified retrospective transition approach, with early application permitted. The Company intends to adopt the new standard in the first quarter of 2019 and intends to elect the available practical expedients upon adoption. The Company is currently evaluating all potential leases, assessing system readiness, including software procured from third-party providers, and completing an analysis of information necessary to restate prior period consolidated financial statements. The Company anticipates this standard will have a significant impact on the consolidated balance sheets. However, the adoption is not expected to have a significant impact on the consolidated income statements. The Company is continuing to evaluate the impact the pronouncement will have on the related disclosures.
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
In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and six months ended June 30, 2017 (in thousands):

	Three months ended June 30, 2017	Six months ended June 30, 2017
Drilling Technologies
Revenue	$4,737	$11,534
Cost of revenue	(2,603)	(7,259)
Selling, general and administrative	(2,740)	(5,771)
Research and development	(6)	(6)
(Loss) gain on disposal of long-lived assets	(12)	62
Loss from operations	(624)	(1,440)
Other expense	(46)	(117)
Loss on sales of businesses	(1,365)	(1,365)
Loss on write-down of assets held for sale	(272)	(6,831)
Loss before income taxes	(2,307)	(9,753)
Income tax benefit	158	3,147
Net loss from discontinued operations	$(2,149)	$(6,606)

Production Technologies
Revenue	$849	$4,002
Cost of revenue	(707)	(3,189)
Selling, general and administrative	(802)	(1,675)
Research and development	(92)	(363)
Loss from operations	(752)	(1,225)
Other expense	(16)	(52)
Gain on sale of businesses	171	171
Loss on write-down of assets held for sale	—	(9,718)
Loss before income taxes	(597)	(10,824)
Income tax benefit	42	3,493
Net loss from discontinued operations	$(555)	$(7,331)

Drilling Technologies and Production Technologies
Loss from discontinued operations, net of tax	$(2,704)	$(13,937)
At December 31, 2017, all remaining assets and liabilities of the discontinued operations were assumed by the Company’s continuing operations. These balances included $0.3 million of net accounts receivable, $1.4 million of sales price hold-back that will be received during 2018, and $1.4 million of accrued liabilities to be settled in 2018.

Note 4 — Assets Held for Sale
During the second quarter of 2018, the Company committed to a plan to divest the revenue generating assets associated with a business line within the Energy Chemistry Technologies segment. The Company has determined that the divestiture of this business

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

line does not meet the criteria for discontinued operations presentation, as the commitment to divest this business line does not represent a strategic shift that will have a major effect on its operations and financial results. These assets are available for immediate sale in their present condition, subject to only usual and customary terms, and management expects sales to be completed by the end of 2018. During the three months ended June 30, 2018, a loss on write-down of assets held for sale of $2.6 million was recorded to state the assets at fair value less costs to sell.
The assets classified as held for sale at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Property and equipment, net	$4,830	$4,998
Valuation allowance	(2,580)	—
Assets held for sale, net	$2,250	$4,998
Note 5 — Revenue from Contracts with Customers
Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method applied to those contracts which were not completed as of December 31, 2015. As a result of electing the full retrospective adoption approach, results for reporting periods beginning after December 31, 2015 are presented under ASC 606.
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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three and six months ended June 30, 2018 and 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities, for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
The vast majority of the Company’s products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30 days from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the three and six months ended June 30, 2018 and 2017.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company differentiates revenue and cost of revenue (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and cost of revenue (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Products	$57,630	$83,835	$116,881	$162,350
Services	1,456	1,342	2,721	2,781
	$59,086	$85,177	$119,602	$165,131
Cost of revenue (excluding depreciation and amortization):
Products	$45,511	$57,052	$90,028	$107,741
Services	1,227	1,522	2,411	2,458
	$46,738	$58,574	$92,439	$110,199
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

•
The majority of the Company’s services are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14, exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2018	2017
Supplemental non-cash investing and financing activities:
Value of common stock issued in payment of accrued liability	$—	$188
Exercise of stock options by common stock surrender	—	5,814
Supplemental cash payment information:
Interest paid	$983	$1,069
Income taxes paid, net of refunds (received, net of payments)	327	(9,489)
Note 7 — Inventories
Inventories are as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$42,716	$42,750
Work-in-process	3,380	3,284
Finished goods	46,690	30,293
Inventories	92,786	76,327
Less reserve for excess and obsolete inventory	(1,942)	(568)
Inventories, net	$90,844	$75,759
Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2018	December 31, 2017
Land	$6,639	$6,104
Buildings and leasehold improvements	41,899	42,064
Machinery and equipment	40,638	38,913
Fixed assets in progress	3,235	4,297
Furniture and fixtures	1,709	1,994
Transportation equipment	2,177	1,877
Computer equipment and software	12,125	12,165
Property and equipment	108,422	107,414
Less accumulated depreciation	(42,279)	(38,579)
Property and equipment, net	$66,143	$68,835
Depreciation expense totaled $2.4 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively.
During the three months ended June 30, 2018, the Company committed to a plan to divest certain revenue generating assets which have been classified as held for sale for both periods presented (see Note 4). During the three and six months ended June 30, 2018 and 2017, no impairments were recognized related to property and equipment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Total
Balance at December 31, 2017	$37,180	$19,480	$56,660
Goodwill impairment recognized	(37,180)	—	(37,180)
Balance at June 30, 2018	$—	$19,480	$19,480
The Company has two reporting units, Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies, which had existing goodwill balances at December 31, 2017.
During the second quarter of 2018, the Company recognized a goodwill impairment charge of $37.2 million in the Energy Chemistry Technologies (“ECT”) reporting unit, which resulted from sustained under-performance and lower expectations related to the reporting unit. As a result of these factors, a qualitative analysis, and additional risks associated with the business, the Company concluded that sufficient indicators existed to require an interim quantitative assessment of goodwill for that reporting unit as of June 30, 2018. The fair value of the reporting unit was estimated based on an analysis of the present value of future discounted cash flows. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The assumptions were based on the actual historical performance of the reporting unit and took into account a recent weakening of operating results in an improving market environment. The excess of the reporting unit’s carrying value over the estimated fair value was recorded as the goodwill impairment charge in the current period and represented all of the ECT reporting unit’s goodwill.
No impairments of goodwill were recognized in the Consumer and Industrial Chemistry Technologies reporting unit during the three and six months ended June 30, 2018.
During the three and six months ended June 30, 2017, no impairments of goodwill were recognized.
Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$17,539	$6,119	$17,310	$5,586
Customer lists	30,877	8,891	30,877	8,127
Trademarks and brand names	1,539	1,141	1,549	1,117
Total finite-lived intangible assets acquired	49,955	16,151	49,736	14,830
Deferred financing costs	1,882	291	1,791	96
Total amortizable intangible assets	51,837	$16,442	51,527	$14,926
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$63,467		$63,157

Carrying value:
Other intangible assets, net	$47,025		$48,231
Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.7 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.
Amortization of deferred financing costs totaled $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	June 30, 2018	December 31, 2017
Long-term debt, classified as current:
Borrowings under revolving credit facility	$49,126	$27,950
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
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Company was in compliance with all debt covenants at June 30, 2018. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
Effective June 13, 2018, the Company entered into an Eleventh Amendment to the Credit Facility which, among other things, maintains the maximum revolving advance amount at $75 million, but adds a collateral block equal to $10 million minus the amount of any collateral value in excess of $75 million and, to the extent not duplicated, any inventory collateral in excess of $52 million. Compliance with the fixed charge coverage ratio and the leverage ratio is suspended through December 31, 2018, as long as there is not a financial covenant trigger event, which occurs if undrawn availability is less than $15 million at any month-end through December 31, 2018. At June 30, 2018, undrawn availability for this calculation was $25.5 million.
The Credit Facility contains financial covenants to maintain a fixed charge coverage ratio and a leverage ratio, as well as establishes an annual limit on capital expenditures. The fixed charge coverage ratio is the ratio of (a) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted for non-cash stock-based compensation, during the period to (b) all debt payments during the period. The fixed charge coverage ratio requirement begins for the quarter ended March 31, 2019 at 1.10 to 1.00, and for each annualized fiscal quarter in 2019 and thereafter. The leverage ratio (funded debt to adjusted EBITDA) requirement begins for the quarter ended March 31, 2019, at not greater than 3.00 to 1.00, and for each annualized fiscal quarter in 2019 and thereafter. These financial covenants will be tested earlier if a financial covenant trigger event occurs. Following a triggering event, the fixed charge coverage ratio must be maintained at no less than 1.10 to 1.00 and the leverage ratio must be maintained at no greater than 3.00 to 1.00 as of the last day of the quarter. The annual limit on capital expenditures for 2018 and each fiscal year thereafter is $26 million. The annual limit on capital expenditures is reduced if the undrawn availability under the revolving credit facility falls below $15 million at any month-end.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2018, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $66.1 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $17.0 million at June 30, 2018.
The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 5.00% at June 30, 2018. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At June 30, 2018, $49.1 million was outstanding under the revolving credit facility, with $3.1 million borrowed as base rate loans at an interest rate of 6.50% and $46.0 million borrowed as LIBOR loans at an interest rate of 4.60%.
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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2018 and 2017, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.9 million restricted stock units for the three and six months ended June 30, 2018, and 0.7 million stock options and 1.2 million restricted stock units for the three and six months ended June 30, 2017.
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per common share computations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding - Basic	57,869	57,854	57,566	57,764
Assumed conversions:
Incremental common shares from stock options	—	—	—	—
Incremental common shares from restricted stock units	—	—	—	—
Weighted average common shares outstanding - Diluted	57,869	57,854	57,566	57,764
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at June 30, 2018 or December 31, 2017.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit facility	49,126	49,126	27,950	27,950

The carrying amount of borrowings under the revolving credit facility approximates its fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended June 30, 2018, the Company recorded an impairment of $37.2 million for goodwill in the Energy Chemistry Technologies reporting unit (see Note 9). No impairments of goodwill were recognized during the three and six months ended June 30, 2017. No impairments of property and equipment or other intangible assets were recognized during the three and six months ended June 30, 2018 and 2017.
Note 14 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S. federal statutory tax rate	(21.0)%	(35.0)%	(21.0)%	(35.0)%
State income taxes, net of federal benefit	6.0	(4.8)	0.5	(3.8)
Non-U.S. income taxed at different rates	(15.3)	(0.1)	(0.4)	0.1
Reduction in tax benefit related to stock-based awards	33.5	13.4	1.4	10.7
Non-deductible expenses	18.3	(1.5)	10.4	(1.2)
Research and development credit	(20.2)	2.6	(0.8)	2.0
Valuation allowance	43.9	0.1	36.4	0.1
Other	0.2	(3.0)	0.2	(1.9)
Effective income tax rate	45.4%	(28.3)%	26.7%	(29.0)%
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates.
Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of certain deferred tax assets and, therefore, has recorded a valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions.
Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Acts (“2017 Tax Act”), made significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things, reduced the corporate income tax rate from 35% to 21%, partially limited the deductibility of business interest expense and net operating losses, provided additional limitations on the deductibility of executive compensation, imposed a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxed offshore earnings at reduced rates regardless of whether they are repatriated, and allowed the immediate deduction of certain new investments instead of deductions for depreciation expense over time. The Company has not completed its determination of the impacts of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31, 2017. The Company has continued to evaluate the 2017 Tax Act and will adjust the provisional amounts as additional information is obtained. The ultimate impact of the 2017 Tax Act may differ from the provisional amounts recorded due to additional

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

information becoming available, changes in interpretation of the 2017 Tax Act, and additional regulatory guidance that may be issued. No adjustments to the provisional amounts were recorded during the three and six months ended June 30, 2018.
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
A reconciliation of changes in common shares issued during the six months ended June 30, 2018 is as follows:

Shares issued at December 31, 2017	60,622,986
Issued as restricted stock award grants	1,018,539
Shares issued at June 30, 2018	61,641,525
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through June 30, 2018, the Company has repurchased all $25.0 million of its common stock under this authorization.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through June 30, 2018, the Company has repurchased $0.3 million of its common stock under this authorization.
During the three and six months ended June 30, 2018, the Company did not repurchase any shares of its outstanding common stock. During the three and six months ended June 30, 2017, the Company repurchased 50,000 shares of its outstanding common stock on the open market at a cost of $0.5 million, inclusive of transaction costs, or an average price of $9.76 per share.
At June 30, 2018, the Company has $49.7 million remaining under its share repurchase programs. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At June 30, 2018, this covenant does not permit additional share repurchases.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended June 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2018
Net revenue from external customers	$39,546	$19,540	$—	$59,086
Income (loss) from operations	(37,929)	640	(9,212)	(46,501)
Depreciation and amortization	1,797	682	546	3,025
Capital expenditures	1,167	187	87	1,441

2017
Net revenue from external customers	$65,875	$19,302	$—	$85,177
Income (loss) from operations	9,299	1,216	(11,767)	(1,252)
Depreciation and amortization	1,795	583	613	2,991
Capital expenditures	1,956	397	278	2,631

For the six months ended June 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2018
Net revenue from external customers	$80,615	$38,987	$—	$119,602
Income (loss) from operations	(38,095)	3,078	(18,269)	(53,286)
Depreciation and amortization	3,566	1,351	1,110	6,027
Capital expenditures	2,178	596	453	3,227

2017
Net revenue from external customers	$126,640	$38,491	$—	$165,131
Income (loss) from operations	17,848	4,921	(24,643)	(1,874)
Depreciation and amortization	3,644	1,162	1,217	6,023
Capital expenditures	2,470	897	1,141	4,508
Assets of the Company by reportable segments are as follows (in thousands):

	June 30, 2018	December 31, 2017
Energy Chemistry Technologies	$130,673	$172,799
Consumer and Industrial Chemistry Technologies	133,543	116,600
Corporate and Other	14,577	35,491
Total segments	278,793	324,890
Held for sale	2,250	4,998
Total assets	$281,043	$329,888
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S.	$46,602	$71,836	$92,646	$136,485
Other countries	12,484	13,341	26,956	28,646
Total	$59,086	$85,177	$119,602	$165,131

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Customer A	*	13.3%	*	12.7%
Customer B	*	10.1%	*	*
Customer C	12.2%	*	*	*
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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crops,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
Average North American Active Drilling Rigs
U.S.	1,039	895	16.1%	1,003	819	22.5%
Canada	108	117	(7.7)%	188	206	(8.7)%
Total	1,147	1,012	13.3%	1,191	1,025	16.2%
Average U.S. Active Drilling Rigs by Type
Vertical	58	77	(24.7)%	61	73	(16.4)%
Horizontal	914	751	21.7%	874	681	28.3%
Directional	67	67	—%	68	65	4.6%
Total	1,039	895	16.1%	1,003	819	22.5%
Average North American Drilling Rigs by Product
Oil	899	771	16.6%	929	763	21.8%
Natural Gas	248	241	2.9%	262	262	—%
Total	1,147	1,012	13.3%	1,191	1,025	16.2%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of July 16, 2018.
Average U.S. rig activity increased by 16.1% and 22.5% for the three and six months ended June 30, 2018, when compared to the same periods of 2017, and sequentially, increased by 7.6% when compared to the first quarter of 2018.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on July 16, 2018, completions in the seven most prolific areas in the lower 48 states increased 29.7% and 31.8% for the three and six months ended June 30, 2018, when compared to the same periods of 2017. Sequentially, completions increased 17.0% when compared to the first quarter of 2018.
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

During the second quarter of 2018, the Company continued to promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries and its Prescriptive Chemistry Management® (“PCM®”) offering. Although quarter to quarter performance may vary, the Company expects to continue to penetrate the market over time by demonstrating the efficacy of its CnF® chemistries and full fluid chemistry treatment via PCM® through comparative analysis of wells with and without Flotek chemistries and field validation results conducted by exploration and production (“E&P”) companies. Flotek is experiencing a notable shift in purchasing behaviors in which E&P companies are focusing more on sourcing consumables, including chemistry, directly from manufacturers and providers of these products. This trend has created significant changes in Flotek’s customer base, product portfolio, and sales efforts and continues to influence changes in capital allocation and the business model. While these challenges are expected to persist in the near-term, the Company believes it can grow its client base and revenue opportunities over time.
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
The outlook for the Company’s Consumer and Industrial Chemistry Technologies segment will be driven by the availability and demand for citrus oils, industrial solvents, and flavor and fragrance ingredients. Although current citrus crop expectations remain below historical levels, the Company inventory and global purchasing strategies are sufficient to supply its flavor and fragrance business, as well as both internal and external industrial markets. The market supply of citrus oils has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease and recent hurricane events. This reduced supply has resulted in higher citrus oil prices and increased price volatility. However, the Company expects its strong market position to enable it to maintain a stable supply for internal use and external sales. The Company expects to manage the impact of volatile terpene costs through the development of new product formulations and pricing strategies.
During the fourth quarter 2016, the Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies segments and initiated a process to identify potential buyers for its Drilling Technologies and Production Technologies segments. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments. The Company continues to focus on maximizing the profitability of its product and business portfolio, and may exit or enter new product lines or businesses which compliment its current operations.
Capital expenditures for continuing operations totaled $3.2 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively. The Company expects capital spending to be between $9 million and $13 million in 2018. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant, and will focus its capital spending program on uses that generate positive returns and to areas that pose a strategic long-term benefit.
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

Results of Continuing Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$59,086	$85,177	$119,602	$165,131
Cost of revenue (excluding depreciation and amortization)	46,738	58,574	92,439	110,199
Cost of revenue (excluding depreciation and amortization) %	79.1%	68.8%	77.3%	66.7%
Corporate general and administrative	8,665	11,155	17,158	23,426
Corporate general and administrative %	14.7%	13.1%	14.3%	14.2%
Segment selling and administrative	6,872	9,386	13,996	19,695
Segment selling and administrative %	11.6%	11.0%	11.7%	11.9%
Depreciation and amortization	3,025	2,991	6,027	6,023
Research and development costs	3,102	4,109	6,026	7,250
Loss on disposal of long-lived assets	5	214	62	412
Impairment of goodwill	37,180	—	37,180	—
Loss from operations	(46,501)	(1,252)	(53,286)	(1,874)
Operating margin %	(78.7)%	(1.5)%	(44.6)%	(1.1)%
Loss on write-down of assets held for sale	(2,580)	—	(2,580)	—
Interest and other expense, net	(2,773)	(312)	(3,573)	(754)
Loss before income taxes	(51,854)	(1,564)	(59,439)	(2,628)
Income tax (expense) benefit	(23,537)	442	(15,885)	762
Loss from continuing operations	(75,391)	(1,122)	(75,324)	(1,866)
Loss from discontinued operations, net of tax	—	(2,704)	—	(13,937)
Net loss	(75,391)	(3,826)	(75,324)	(15,803)
Net loss attributable to noncontrolling interests	357	—	357	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(75,034)	$(3,826)	$(74,967)	$(15,803)
Consolidated Results of Operations: Three and Six Months Ended June 30, 2018, Compared to the Three and Six Months Ended June 30, 2017
Consolidated revenue for the three and six months ended June 30, 2018, decreased $26.1 million, or 30.6%, and $45.5 million, or 27.6%, respectively, versus the same periods of 2017. These decreases in revenue were driven by decreased sales within the Energy Chemistry Technologies segment due to weather and operational challenges, product mix, reduction in orders from certain key customers, and the shift in purchasing behaviors by E&P companies which are focusing more on sourcing consumables, including chemistry, directly from manufacturers and providers of these products.
Consolidated cost of revenue (excluding depreciation and amortization) for the three and six months ended June 30, 2018, decreased $11.8 million, or 20.2%, and $17.8 million, or 16.1%, respectively, compared to the same periods of 2017, and, as a percentage of revenue, increased to 79.1% and 77.3% for the three and six months ended June 30, 2018, respectively, from 68.8% and 66.7%, in the same periods of 2017. These decreases are primarily due to increased raw material costs, lower manufacturing throughput, and increased headcount and logistics spending within Energy Chemistry Technologies to support the full fluid chemistry treatment via PCM®.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $2.5 million, or 22.3%, and $6.3 million, or 26.8%, for the three and six months ended June 30, 2018, respectively, versus the same periods of 2017. As a percentage of revenue, CG&A increased 1.6% and 0.2% for the three and six months ended June 30, 2018, respectively. The decreases in CG&A costs were primarily due to cost reduction measures which began in the last quarter of 2017, as well as lower incentive and stock compensation expense and costs associated with executive retirement.
Segment selling and administrative (“SS&A”) expenses are not directly attributable to products sold or services provided. SS&A costs decreased $2.5 million, or 26.8%, and $5.7 million, or 28.9%, for the three and six months ended June 30, 2018, respectively, versus the same periods of 2017. As a percentage of revenue, SS&A increased 0.6% and decreased 0.2% for the three and six months ended June 30, 2018, respectively. The decreases in SS&A costs were primarily due to the Company’s response to a shift in its business model, lower incentive and stock compensation expense, and continued focus on cost reduction measures.
Depreciation and amortization expense remained relatively flat for the three and six months ended June 30, 2018, respectively, versus the same periods of 2017.
Research and Innovation (“R&I”) expense decreased $1.0 million, or 24.5%, for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017.
During the second quarter of 2018, the Company recognized a goodwill impairment charge of  $37.2 million in the Energy Chemistry Technologies reporting unit, which resulted from sustained under-performance, lower expectations, and additional risks associated with the reporting unit.
During the second quarter of 2018, the Company committed to a plan to divest the revenue generating assets associated with a business line within the Energy Chemistry Technologies segment. As a result of this planned divestiture, the Company recorded a loss on write-down of assets held for sale of $2.6 million for the three and six months ended June 30, 2018.
Interest and other expense increased $2.5 million and $2.8 million for the three and six months ended June 30, 2018, respectively, versus the same periods of 2017, primarily due to a $1.2 million write-off associated with the discontinuation of certain corporate projects during the second quarter of 2018, expenses related to winding down of certain business ventures, and changes in foreign currency exchange rates.
The Company recorded income tax provisions of $23.5 million and $15.9 million, yielding effective tax provision rates of 45.4% and 26.7%, for the three and six months ended June 30, 2018, respectively, compared to income tax benefits of $0.4 million and $0.8 million, yielding effective tax benefit rates of 28.3% and 29.0%, for the comparable periods in 2017. In the second quarter of 2018, the Company determined that it is more likely than not that it will not realize the benefits of its gross deferred tax assets and, therefore, recorded a valuation allowance to reduce the carrying value of the gross deferred tax assets to zero.
As part of the Company’s strategic restructuring of its business to enable a greater focus on its core businesses in the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies segments, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments during 2017. The Company recorded a net loss from discontinued operations of $2.7 million and $13.9 million for the three and six months ended June 30, 2017.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$39,546	$65,875	$80,615	$126,640
(Loss) income from operations	(37,929)	9,299	(38,095)	17,848
(Loss) income from operations - excluding impairment	(749)	9,299	(915)	17,848
Operating margin % - excluding impairment	(1.9)%	14.1%	(1.1)%	14.1%
ECT Results of Operations: Three and Six Months Ended June 30, 2018, Compared to the Three and Six Months Ended June 30, 2017
ECT revenue for the three and six months ended June 30, 2018, decreased $26.3 million, or 40.0%, and $46.0 million, or 36.3%, respectively, versus the same periods of 2017. Sequentially, revenues decreased $1.5 million, or 3.7%, versus the first quarter of 2018. These declines are primarily attributable to product mix, a decrease in activity in Canada and the Rockies, harsher than normal winter weather events and associated industry operational challenges, and transitions in the Company’s customer base.
Income from operations for the ECT segment decreased $47.2 million and $55.9 million for the three and six months ended June 30, 2018, respectively, versus the same periods of 2017, primarily due to the $37.2 million goodwill impairment charge taken in the second quarter of 2018. Income from operations, excluding impairment, decreased $10.0 million, or 108.1%, and $18.8 million, or 105.1%, for the three and six months ended June 30, 2018, respectively, versus the same periods of 2017. These decreases were primarily a result of gross margin compression caused by reduced sales activity coupled with increases in material and labor costs, increased inventory adjustments, and higher logistics expenditures, partially offset by a reduction in SS&A expenses.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$19,540	$19,302	$38,987	$38,491
Income from operations	640	1,216	3,078	4,921
Operating margin %	3.3%	6.3%	7.9%	12.8%

CICT Results of Operations: Three and Six Months Ended June 30, 2018, Compared to the Three and Six Months Ended June 30, 2017
CICT revenue increased $0.2 million, or 1.2%, and $0.5 million, or 1.3%, for the three and six months ended June 30, 2018 respectively, versus the same periods of 2017. These increases were due to improved volumes and increased terpene sales price. Sequentially, quarterly revenues remained relatively flat versus the first quarter of 2018.
Income from operations for the CICT segment decreased $0.6 million, or 47.4%, and $1.8 million, or 37.5%, for the three and six months ended June 30, 2018, respectively, versus the same periods of 2017, primarily due to increased raw material costs, product mix, and inventory adjustments. Sequentially, quarterly operating margin decreased from 12.5% to 3.3%, primarily attributable to higher costs, product mix, and inventory adjustments.
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

Drilling Technologies
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$—	$4,737	$—	$11,534
Loss from operations	—	(624)	—	(1,440)
Operating margin %	—%	(13.2)%	—%	(12.5)%

Production Technologies
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$—	$849	$—	$4,002
Loss from operations	—	(752)	—	(1,225)
Operating margin %	—%	(88.6)%	—%	(30.6)%
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2018, the Company was not involved in any unconsolidated SPEs.
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
There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2018, except as noted below.
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. Prior to testing performed below, two reporting units had a goodwill balance at June 30, 2018: Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies.
During annual testing, the Company assesses whether a goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not perform a quantitative assessment.
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
During the second quarter of 2018, the Company concluded it was not more-likely-than-not that there was an impairment of goodwill for the Consumer and Industrial Technologies (“CICT”) reporting unit based on the assessment of qualitative factors. CICT revenues have increased 1.3% for the six months ended June 30, 2018, versus the same period in 2017, while gross margins have decreased 18.6% driven by product mix and higher raw material costs.
For the second quarter of 2018, the Company was not able to conclude that it was not more-likely-than-not that the estimated fair value of the Energy Chemistry Technologies (“ECT”) reporting unit exceeded the carrying amount. Therefore, the Company performed a quantitative impairment test for the reporting unit. The results of the impairment test indicated that the carrying amount of the ECT reporting unit exceeded the estimated fair value of the reporting unit by approximately $37.8 million, or 25.6% of the carrying amount. To evaluate the sensitivity of the fair value calculations for the ECT reporting units, the Company applied a hypothetical 0.5% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the ECT reporting unit by approximately $5.7 million. Additionally, reducing the revenue projections by 1.0% and holding gross margins steady reduced the estimated fair value approximately $4.4 million. These sensitivity analyses confirmed the need for an impairment for the ECT reporting unit.
Key assumptions and estimates were based on the experience of the Company’s management, experience with past recessions within the oil and gas industry, and internal as well as published external perspectives of market activity. Key assumptions used in the discounted cash flow analysis included:

•	Revenue and expenses experience industry level growth rates annually beyond 2019;

•	Margins stay in the lower portion of historical ranges; and

•	Working capital ratios remain consistent with historical levels.
Some of the factors that affected the change in results of the impairment test from the fourth quarter of 2017 to the second quarter of 2018 included:

•	Declining revenue and margin compression in the first half of 2018.

•	Mid-year sensitivity analysis decreased 2018 and 2019 expectations.
There are significant inherent uncertainties and judgments involved in estimating fair value. The Company cannot predict the occurrence of events or circumstances that could adversely affect the fair value of goodwill. Such events may include, but are not limited to, deterioration of the economic environment, increases in the Company’s weighted average cost of capital, material negative changes in relationships with significant customers, reductions in valuations of other public companies in the Company’s industry, or strategic decisions made in response to economic and competitive conditions. If actual results are not consistent with the Company’s current estimates and assumptions, impairment of goodwill could be required.
Based on the Company’s second quarter 2018 testing of goodwill for impairment at each reporting unit, a full impairment of the goodwill was recorded for $37.2 million in the ECT reporting unit and no impairment was recorded in the CICT reporting unit.
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
In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of certain deferred tax assets and, therefore, has recorded a valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions.
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
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first six months of 2018, the Company funded capital requirements primarily with cash on hand and debt financing.
The Company’s primary source of debt financing is its $75 million Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of June 30, 2018, the Company had $49.1 million in outstanding borrowings under the revolving debt portion of the Credit Facility. At June 30, 2018, the Company was in compliance with all debt covenants. Significant terms of the Credit Facility are discussed in Note 11 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has access to adequate liquidity to fund its ongoing operations and capital expenditures. As of June 30, 2018, the Company had available borrowing capacity, net of outstanding borrowings, under its revolving line of credit of $17.0 million and available cash of $3.1 million, resulting in total liquidity of $20.1 million. For the remainder of 2018, the Company plans to spend between $5.8 million and $9.8 million for committed and planned capital expenditures, adjusting its capital program as market conditions warrant. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise.
Any excess cash generated may be used to pay down the level of debt or retained for future use.

Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$3,096	$3,422
Current portion of long-term debt	(49,126)	(42,716)
Long-term debt, less current portion	—	—
Net debt	$(46,030)	$(39,294)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(19,006)	$(7,243)
Net cash (used in) provided by investing activities	(3,352)	13,045
Net cash provided by (used in) financing activities	20,944	(7,223)
Net cash flows provided by discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	(74)	20
Net decrease in cash and cash equivalents	$(1,488)	$(1,401)
Operating Activities
Net cash used in operating activities was $19.0 million and $7.2 million during the six months ended June 30, 2018 and 2017, respectively. Consolidated net loss for the six months ended June 30, 2018 and 2017, totaled $75.3 million and $1.9 million, respectively.
During the six months ended June 30, 2018, net non-cash contributions to net income totaled $68.1 million. Contributory non-cash items consisted primarily of $37.2 million for the goodwill impairment charge, $15.6 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $6.2 million for depreciation and amortization, $4.4 million for stock-based compensation expense, $2.6 million for the loss on write-down of assets held for sale, $1.9 million for inventory reserves, $0.1 million for recognized incremental tax benefits related to the Company’s share based awards, and $0.1 million for net loss on sale of assets.
During the six months ended June 30, 2017, net non-cash contributions to net income totaled $6.6 million. Contributory non-cash items consisted primarily of $6.7 million for stock compensation expense, $6.3 million for depreciation and amortization, $0.4 million for net loss on sale of assets, and $0.3 million for recognized incremental tax benefits related to the Company’s share based awards, partially offset by $7.3 million for changes to deferred income taxes.
During the six months ended June 30, 2018, changes in working capital used $12.1 million in cash, primarily resulting from increasing inventory by $17.1 million and decreasing accrued liabilities and interest payable by $2.6 million, partially offset by decreasing accounts receivable, income taxes receivable, and other current assets by $3.9 million and increasing accounts payable by $3.7 million.
During the six months ended June 30, 2017, changes in working capital used $12.0 million in cash, primarily resulting from increasing accounts receivable and inventory by $33.2 million and decreasing accounts payable and accrued liabilities by $1.6 million, partially offset by decreasing income taxes receivable and other current assets by $22.8 million.
Investing Activities
Net cash used in investing activities was $3.4 million for the six months ended June 30, 2018. Cash used in investing activities primarily included $3.2 million for capital expenditures and $0.2 million for the purchase of various patents and other intangible assets, partially offset by $0.1 million of proceeds received from the sale of fixed assets.
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
Financing Activities
Net cash generated through financing activities was $20.9 million for the six months ended June 30, 2018, primarily due to receiving $21.2 million for borrowings of debt, net of repayments, and receiving $0.2 million in proceeds from the sale of common stock, partially offset by a loss from noncontrolling interest of $0.4 million.
Net cash used in financing activities was $7.2 million for the six months ended June 30, 2017, primarily due to using $5.7 million for repayments of debt, net of borrowings, purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and the exercise of stock options of $1.3 million, and $0.5 million for the repurchase of common stock. Cash used in financing activities was partially offset by receiving $0.4 million in proceeds from the sale of common stock.
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
Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at June 30, 2018, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Borrowings under revolving credit facility (1)	$49,126	$49,126	$—	$—	$—
Operating lease obligations	20,606	2,656	4,359	3,699	9,892
Total	$69,732	$51,782	$4,359	$3,699	$9,892
(1) The borrowing is classified as current debt. The weighted-average interest rate is 4.72% at June 30, 2018.
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

The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Repurchases of the Company’s equity securities during the three months ended June 30, 2018, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
April 1, 2018 to April 30, 2018	1,732	$6.06	—	$49,704,947
May 1, 2018 to May 31, 2018	—	$—	—	$49,704,947
June 1, 2018 to June 30, 2018	3,247	$3.10	—	$49,704,947
Total	4,979	$4.13	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2018, the Company has repurchased all $25.0 million of its common stock under this authorization.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2018, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.

(4)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At June 30, 2018, this covenant does not permit additional share repurchases.

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

10.1
Eleventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated June 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 13, 2018).

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

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 8, 2018

FLOTEK INDUSTRIES, INC.

By:	/s/ MATTHEW B. MARIETTA
Matthew B. Marietta
Executive Vice President of Finance and Corporate Development (Principal Financial Officer)

Date:	August 8, 2018

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Chief Accounting Officer (Principal Accounting Officer)

Date:	August 8, 2018