Form 10-Q
period 2018-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2018-11-06
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, there were 57,037,637 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,829	$4,584
Accounts receivable, net of allowance for doubtful accounts of $841 and $733 at September 30, 2018 and December 31, 2017, respectively	55,473	46,018
Inventories, net	93,161	75,759
Income taxes receivable	2,441	2,826
Other current assets	7,797	8,737
Total current assets	160,701	137,924
Property and equipment, net	65,094	68,835
Goodwill	19,480	56,660
Deferred tax assets, net	—	12,713
Other intangible assets, net	47,538	48,231
Other long-term assets	489	527
Assets held for sale	—	4,998
TOTAL ASSETS	$293,302	$329,888
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,428	$22,048
Accrued liabilities	14,004	14,589
Interest payable	6	43
Long-term debt, classified as current	53,402	27,950
Total current liabilities	97,840	64,630
Deferred tax liabilities, net	2,646	—
Total liabilities	100,486	64,630
Commitments and contingencies
Equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 62,102,875 shares issued and 57,026,176 shares outstanding at September 30, 2018; 60,622,986 shares issued and 56,755,293 shares outstanding at December 31, 2017	6	6
Additional paid-in capital	343,048	336,067
Accumulated other comprehensive income (loss)	(960)	(884)
Retained earnings (accumulated deficit)	(116,124)	(37,225)
Treasury stock, at cost; 3,584,300 and 3,621,435 shares at September 30, 2018 and December 31, 2017, respectively	(33,155)	(33,064)
Flotek Industries, Inc. stockholders’ equity	192,815	264,900
Noncontrolling interests	1	358
Total equity	192,816	265,258
TOTAL LIABILITIES AND EQUITY	$293,302	$329,888

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$70,989	$79,458	$190,591	$244,589
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	54,083	57,191	146,522	167,389
Corporate general and administrative	7,476	10,346	24,634	33,773
Segment selling and administrative	7,126	9,277	21,123	28,972
Depreciation and amortization	2,957	3,067	8,984	9,091
Research and development	2,511	2,691	8,537	9,940
Loss (gain) on disposal of long-lived assets	58	(11)	119	401
Impairment of goodwill	—	—	37,180	—
Total costs and expenses	74,211	82,561	247,099	249,566
Loss from operations	(3,222)	(3,103)	(56,508)	(4,977)
Other (expense) income:
Interest expense	(746)	(574)	(1,902)	(1,718)
Loss on sale of business	(360)	—	(360)	—
Loss on write-down of assets held for sale	—	—	(2,580)	—
Other income (expense), net	69	273	(2,348)	664
Total other expense	(1,037)	(301)	(7,190)	(1,054)
Loss before income taxes	(4,259)	(3,404)	(63,698)	(6,031)
Income tax benefit (expense)	327	(17)	(15,558)	746
Loss from continuing operations	(3,932)	(3,421)	(79,256)	(5,285)
Income (loss) from discontinued operations, net of tax	—	319	—	(13,621)
Net loss	(3,932)	(3,102)	(79,256)	(18,906)
Net loss attributable to noncontrolling interests	—	—	357	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(3,932)	$(3,102)	$(78,899)	$(18,906)

Amounts attributable to Flotek shareholders:
Loss from continuing operations	$(3,932)	$(3,421)	$(78,899)	$(5,285)
Income (loss) from discontinued operations, net of tax	—	319	—	(13,621)
Net loss attributable to Flotek	$(3,932)	$(3,102)	$(78,899)	$(18,906)

Basic earnings (loss) per common share attributable to Flotek:
Continuing operations	$(0.07)	$(0.06)	$(1.36)	$(0.09)
Discontinued operations, net of tax	—	0.01	—	(0.24)
Basic earnings (loss) per common share	$(0.07)	$(0.05)	$(1.36)	$(0.33)

Diluted earnings (loss) per common share attributable to Flotek:
Continuing operations	$(0.07)	$(0.06)	$(1.36)	$(0.09)
Discontinued operations, net of tax	—	0.01	—	(0.24)
Diluted earnings (loss) per common share	$(0.07)	$(0.05)	$(1.36)	$(0.33)

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	58,319	57,602	57,820	57,709
Weighted average common shares used in computing diluted earnings (loss) per common share	58,319	57,602	57,820	57,709

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Loss from continuing operations	$(3,932)	$(3,421)	$(79,256)	$(5,285)
Income (loss) from discontinued operations, net of tax	—	319	—	(13,621)
Net loss	(3,932)	(3,102)	(79,256)	(18,906)
Other comprehensive income (loss):
Foreign currency translation adjustment	86	148	(76)	134
Comprehensive loss	(3,846)	(2,954)	(79,332)	(18,772)
Net loss attributable to noncontrolling interests	—	—	357	—
Comprehensive loss attributable to Flotek	$(3,846)	$(2,954)	$(78,975)	$(18,772)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(78,899)	$(18,906)
Loss from discontinued operations, net of tax	—	(13,621)
Loss from continuing operations	(78,899)	(5,285)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	8,984	9,091
Amortization of deferred financing costs	294	376
Provision for excess and obsolete inventory	1,817	390
Impairment of goodwill	37,180	—
Loss on sale of business	360	—
Loss on write-down of assets held for sale	2,580	—
Loss on sale of assets	119	401
Stock compensation expense	6,570	9,679
Deferred income tax provision (benefit)	15,359	(8,290)
Reduction in tax benefit related to share-based awards	312	915
Changes in current assets and liabilities:
Accounts receivable, net	(9,512)	(8,704)
Inventories, net	(19,276)	(12,603)
Income taxes receivable	58	9,254
Other current assets	1,779	12,649
Accounts payable	8,493	(8,262)
Accrued liabilities	(82)	1,561
Interest payable	(37)	6
Net cash (used in) provided by operating activities	(23,901)	1,178
Cash flows from investing activities:
Capital expenditures	(4,561)	(6,155)
Proceeds from sales of businesses	1,665	18,490
Proceeds from sale of assets	361	321
Purchase of patents and other intangible assets	(1,500)	(817)
Net cash (used in) provided by investing activities	(4,035)	11,839
Cash flows from financing activities:
Repayments of indebtedness	—	(9,833)
Borrowings on revolving credit facility	213,612	310,021
Repayments on revolving credit facility	(188,160)	(307,998)
Debt issuance costs	(98)	(106)
Purchase of treasury stock related to share-based awards	(91)	(1,500)
Proceeds from sale of common stock	341	530
Repurchase of common stock	—	(4,174)
Proceeds from exercise of stock options	—	21
Loss from noncontrolling interest	(357)	—
Net cash provided by (used in) financing activities	25,247	(13,039)
Discontinued operations:
Net cash used in operating activities	—	(695)
Net cash provided by investing activities	—	708
Net cash flows provided by discontinued operations	—	13
Effect of changes in exchange rates on cash and cash equivalents	(66)	128
Net (decrease) increase in cash and cash equivalents	(2,755)	119
Cash and cash equivalents at the beginning of period	4,584	4,823
Cash and cash equivalents at the end of period	$1,829	$4,942

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
Net loss	—	—	—	—	—	—	(78,899)	(357)	(79,256)
Foreign currency translation adjustment	—	—	—	—	—	(76)	—	—	(76)
Stock issued under employee stock purchase plan	—	—	(111)	—	341	—	—	—	341
Restricted stock granted	1,480	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	45	—	—	—	—	—	—
Treasury stock purchased	—	—	29	(91)	—	—	—	—	(91)
Stock compensation expense	—	—	—	—	6,640	—	—	—	6,640
Balance, September 30, 2018	62,103	$6	3,584	$(33,155)	$343,048	$(960)	$(116,124)	$1	$192,816

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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
During the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Drilling Technologies and Production Technologies segments as discontinued operations. The results of operations of Drilling Technologies and Production Technologies are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Drilling Technologies and Production Technologies segments were reclassified to “Assets held for sale” and “Liabilities held for sale,” respectively, in the consolidated balance sheets through September 2017.
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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three and nine months ended September 30, 2018 and 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
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
Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-01, “Clarifying the Definition of a Business.” This standard provided additional guidance on whether an integrated set of assets and activities constitutes a business. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods were not adjusted. In addition, the Company had no activity during the nine months ended September 30, 2018 that was required to be treated differently under this ASU than previously issued guidance.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-09, “Scope of Modification Accounting.” This standard provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods presented were not adjusted. There were no changes to the terms or conditions of current share-based payment awards during the nine months ended September 30, 2018.
New Accounting Requirements and Disclosures
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and should be applied using a modified retrospective transition approach, with early application permitted. In July 2018, the FASB issued ASU No. 2018-10 and ASU No. 2018-11, which provide codification and targeted improvements to the original guidance issued, as well as modifies the transition methods available upon adoption. The Company intends to adopt the new standard in the first quarter of 2019 and intends to elect the available practical expedients upon adoption. The Company is currently evaluating all potential leases, assessing system readiness, including software procured from third-party providers, and completing an analysis of information necessary to restate prior period consolidated financial statements, if applicable. The Company anticipates this standard will have a significant impact on the consolidated balance sheets. However, the adoption is not expected to have a significant impact on the consolidated statements of operations. The Company is continuing to evaluate the impact the pronouncement will have on the related disclosures.
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
In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes, modifies, and adds additional requirements for disclosures related to fair value measurement in ASC 820. The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and nine months ended September 30, 2017 (in thousands):

	Three months ended September 30, 2017	Nine months ended September 30, 2017
Drilling Technologies
Revenue	$—	$11,534
Cost of revenue	—	(7,259)
Selling, general and administrative	(791)	(6,562)
Research and development	—	(6)
Gain on disposal of long-lived assets	36	97
Loss from operations	(755)	(2,196)
Other income (expense)	26	(91)
Gain (loss) on sales of businesses	463	(902)
Loss on write-down of assets held for sale	—	(6,831)
Loss before income taxes	(266)	(10,020)
Income tax benefit	581	3,473
Net income (loss) from discontinued operations	$315	$(6,547)

Production Technologies
Revenue	$—	$4,002
Cost of revenue	—	(3,189)
Selling, general and administrative	(64)	(1,739)
Research and development	—	(364)
Loss from operations	(64)	(1,290)
Other expense	—	(52)
Gain on sale of businesses	61	233
Loss on write-down of assets held for sale	—	(9,718)
Loss before income taxes	(3)	(10,827)
Income tax benefit	7	3,753
Net income (loss) from discontinued operations	$4	$(7,074)

Drilling Technologies and Production Technologies
Income (loss) from discontinued operations, net of tax	$319	$(13,621)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, all remaining assets and liabilities of the discontinued operations were assumed by the Company’s continuing operations. These balances included $0.3 million of net accounts receivable, $1.4 million of sales price hold-back that will be received during 2018, and $1.4 million of accrued liabilities to be settled in 2018.

Note 4 — Assets Held for Sale
During the second quarter of 2018, the Company committed to a plan to divest the revenue generating assets associated with the Dalton, Georgia facility within the Energy Chemistry Technologies segment. The Company determined that the divestiture of this business line did not meet the criteria for discontinued operations presentation, as the commitment to divest this business line does not represent a strategic shift that will have a major effect on its operations and financial results. These assets were available for immediate sale in their present condition, subject to only usual and customary terms. During the three months ended June 30, 2018, a loss on write-down of assets held for sale of $2.6 million was recorded to state the assets at fair value less costs to sell.
The assets classified as held for sale at December 31, 2017 is as follows (in thousands):

Property and equipment, net	$4,998
Valuation allowance	—
Assets held for sale, net	$4,998
On September 10, 2018, the Company completed the sale of the assets of the Dalton, Georgia facility to T&L Properties of Dalton, LLC for $1.8 million in cash consideration. The Company recorded a loss on the sale of the business of $0.4 million for the three months ended September 30, 2018.
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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three and nine months ended September 30, 2018 and 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities, for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
The vast majority of the Company’s products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30 days from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the three and nine months ended September 30, 2018 and 2017.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company differentiates revenue and cost of revenue (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and cost of revenue (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Products	$69,671	$77,956	$186,552	$240,306
Services	1,318	1,502	4,039	4,283
	$70,989	$79,458	$190,591	$244,589
Cost of revenue (excluding depreciation and amortization):
Products	$52,647	$55,846	$142,670	$163,587
Services	1,436	1,345	3,852	3,802
	$54,083	$57,191	$146,522	$167,389
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Supplemental non-cash investing and financing activities:
Value of common stock issued in payment of accrued liability	$—	$188
Exercise of stock options by common stock surrender	—	5,863
Supplemental cash payment information:
Interest paid	$1,645	$1,511
Income taxes paid, net of refunds (received, net of payments)	16	(10,081)
Note 7 — Inventories
Inventories are as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$46,937	$42,750
Work-in-process	3,664	3,284
Finished goods	44,377	30,293
Inventories	94,978	76,327
Less reserve for excess and obsolete inventory	(1,817)	(568)
Inventories, net	$93,161	$75,759
Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2018	December 31, 2017
Land	$6,642	$6,104
Buildings and leasehold improvements	43,030	42,064
Machinery and equipment	40,923	38,913
Fixed assets in progress	2,320	4,297
Furniture and fixtures	1,718	1,994
Transportation equipment	2,001	1,877
Computer equipment and software	9,512	12,165
Property and equipment	106,146	107,414
Less accumulated depreciation	(41,052)	(38,579)
Property and equipment, net	$65,094	$68,835
Depreciation expense totaled $2.3 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively, and $7.0 million and $7.0 million for the nine months ended September 30, 2018 and 2017, respectively.
During the three months ended June 30, 2018, the Company committed to a plan to divest certain revenue generating assets which have been classified as held for sale as of December 31, 2017. The Company completed the sale of these assets on September 10, 2018 (see Note 4). During the three and nine months ended September 30, 2018 and 2017, no impairments were recognized related to property and equipment.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Goodwill
Changes in the carrying value of goodwill for each reporting unit are as follows (in thousands):

	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Total
Balance at December 31, 2017	$37,180	$19,480	$56,660
Goodwill impairment recognized	(37,180)	—	(37,180)
Balance at September 30, 2018	$—	$19,480	$19,480
The Company has two reporting units, Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies, which had existing goodwill balances at December 31, 2017.
During the second quarter of 2018, the Company recognized a goodwill impairment charge of $37.2 million in the Energy Chemistry Technologies (“ECT”) reporting unit, which resulted from sustained under-performance and lower expectations related to the reporting unit. As a result of these factors, a qualitative analysis, and additional risks associated with the business, the Company concluded that sufficient indicators existed to require an interim quantitative assessment of goodwill for that reporting unit as of June 30, 2018. The fair value of the reporting unit was estimated based on an analysis of the present value of future discounted cash flows. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The assumptions were based on the actual historical performance of the reporting unit and took into account a recent weakening of operating results in an improving market environment. The excess of the reporting unit’s carrying value over the estimated fair value was recorded as the goodwill impairment charge during the three months ended June 30, 2018 and represented all of the ECT reporting unit’s goodwill.
No impairments of goodwill were recognized in the Consumer and Industrial Chemistry Technologies reporting unit during the three and nine months ended September 30, 2018.
During the three and nine months ended September 30, 2017, no impairments of goodwill were recognized.
Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$18,824	$6,389	$17,310	$5,586
Customer lists	30,877	9,274	30,877	8,127
Trademarks and brand names	1,531	1,151	1,549	1,117
Total finite-lived intangible assets acquired	51,232	16,814	49,736	14,830
Deferred financing costs	1,882	392	1,791	96
Total amortizable intangible assets	53,114	$17,206	51,527	$14,926
Indefinite-lived intangible assets:
Trademarks and brand names	11,630		11,630
Total other intangible assets	$64,744		$63,157

Carrying value:
Other intangible assets, net	$47,538		$48,231
Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.7 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Amortization of deferred financing costs totaled $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	September 30, 2018	December 31, 2017
Long-term debt, classified as current:
Borrowings under revolving credit facility	$53,402	$27,950
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
The Credit Facility is secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contains customary representations, warranties, and both affirmative and negative covenants. The Company was in compliance with all debt covenants at September 30, 2018. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
Effective June 13, 2018, the Company entered into an Eleventh Amendment to the Credit Facility which, among other things, maintains the maximum revolving advance amount at $75 million, but adds a collateral block equal to $10 million minus the amount of any collateral value in excess of $75 million and, to the extent not duplicated, any inventory collateral in excess of $52 million. Compliance with the fixed charge coverage ratio and the leverage ratio is suspended through December 31, 2018, as long as there is not a financial covenant trigger event, which occurs if undrawn availability is less than $15 million at any month-end through December 31, 2018. At September 30, 2018, undrawn availability for this calculation was $21.0 million.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2018, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $69.0 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $15.2 million at September 30, 2018.
The interest rate on advances under the revolving credit facility varies based on the fixed charge coverage ratio. Rates range (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 5.25% at September 30, 2018. The Company is required to pay a monthly facility fee of 0.25% per annum, on any unused amount under the commitment based on daily averages. At September 30, 2018, $53.4 million was outstanding under the revolving credit facility, with $1.4 million borrowed as base rate loans at an interest rate of 7.25% and $52.0 million borrowed as LIBOR loans at an interest rate of 5.23%.
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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2018 and 2017, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.9 million restricted stock units for the three and nine months ended September 30, 2018, and 12,100 stock options and 1.2 million restricted stock units for the three and nine months ended September 30, 2017.
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per common share computations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding - Basic	58,319	57,602	57,820	57,709
Assumed conversions:
Incremental common shares from stock options	—	—	—	—
Incremental common shares from restricted stock units	—	—	—	—
Weighted average common shares outstanding - Diluted	58,319	57,602	57,820	57,709
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at September 30, 2018 or December 31, 2017.
The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit facility	53,402	53,402	27,950	27,950

The carrying amount of borrowings under the revolving credit facility approximates its fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended June 30, 2018, the Company recorded an impairment of $37.2 million for goodwill in the Energy Chemistry Technologies reporting unit (see Note 9). No impairments of goodwill were recognized during the three and nine months ended September 30, 2017. No impairments of property and equipment or other intangible assets were recognized during the three and nine months ended September 30, 2018 and 2017.
Note 14 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. federal statutory tax rate	(21.0)%	(35.0)%	(21.0)%	(35.0)%
State income taxes, net of federal benefit	(2.3)	14.3	0.3	6.7
Non-U.S. income taxed at different rates	(4.6)	8.9	(0.7)	5.4
Reduction in tax benefit related to stock-based awards	0.8	15.8	1.4	14.1
Non-deductible expenses	6.3	8.5	10.1	4.5
Research and development credit	4.7	(13.5)	(0.4)	(7.1)
Valuation allowance	3.7	—	34.2	—
Other	4.7	1.5	0.5	(1.0)
Effective income tax rate	(7.7)%	0.5%	24.4%	(12.4)%
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
Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Acts (“2017 Tax Act”), made significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things, reduced the corporate income tax rate from 35% to 21%, partially limited the deductibility of business interest expense and net operating losses, provided

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

additional limitations on the deductibility of executive compensation, imposed a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxed offshore earnings at reduced rates regardless of whether they are repatriated, and allowed the immediate deduction of certain new investments instead of deductions for depreciation expense over time. The Company has not completed its determination of the impacts of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31, 2017. The Company has continued to evaluate the 2017 Tax Act and will adjust the provisional amounts as additional information is obtained. The ultimate impact of the 2017 Tax Act may differ from the provisional amounts recorded due to additional information becoming available, changes in interpretation of the 2017 Tax Act, and additional regulatory guidance that may be issued. No adjustments to the provisional amounts were recorded during the three and nine months ended September 30, 2018.
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
A reconciliation of changes in common shares issued during the nine months ended September 30, 2018 is as follows:

Shares issued at December 31, 2017	60,622,986
Issued as restricted stock award grants	1,479,889
Shares issued at September 30, 2018	62,102,875
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through September 30, 2018, the Company has repurchased all $25.0 million of its common stock under this authorization.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through September 30, 2018, the Company has repurchased $0.3 million of its common stock under this authorization.
During the three and nine months ended September 30, 2018, the Company did not repurchase any shares of its outstanding common stock. During the three months ended September 30, 2017, the Company repurchased 630,000 shares of its outstanding common stock on the open market at a cost of $3.7 million, inclusive of transaction costs, or an average price of $5.85 per share. During the nine months ended September 30, 2017, the Company repurchased 680,000 shares of its outstanding common stock on the open market at a cost of $4.2 million, inclusive of transaction costs, or an average price of $6.14 per share.
At September 30, 2018, the Company has $49.7 million remaining under its share repurchase programs. A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At September 30, 2018, this covenant does not permit additional share repurchases.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended September 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2018
Net revenue from external customers	$53,709	$17,280	$—	$70,989
Income (loss) from operations	3,920	858	(8,000)	(3,222)
Depreciation and amortization	1,734	699	524	2,957
Capital expenditures	302	171	861	1,334

2017
Net revenue from external customers	$61,167	$18,291	$—	$79,458
Income (loss) from operations	6,867	985	(10,955)	(3,103)
Depreciation and amortization	1,863	590	614	3,067
Capital expenditures	324	682	641	1,647

For the nine months ended September 30,	Energy Chemistry Technologies	Consumer and Industrial Chemistry Technologies	Corporate and Other	Total
2018
Net revenue from external customers	$134,324	$56,267	$—	$190,591
Income (loss) from operations	(34,175)	3,937	(26,270)	(56,508)
Depreciation and amortization	5,300	2,049	1,635	8,984
Capital expenditures	2,480	767	1,314	4,561

2017
Net revenue from external customers	$187,807	$56,782	$—	$244,589
Income (loss) from operations	24,715	5,906	(35,598)	(4,977)
Depreciation and amortization	5,507	1,752	1,832	9,091
Capital expenditures	2,794	1,580	1,781	6,155
Assets of the Company by reportable segments are as follows (in thousands):

	September 30, 2018	December 31, 2017
Energy Chemistry Technologies	$145,853	$172,799
Consumer and Industrial Chemistry Technologies	132,381	116,600
Corporate and Other	15,068	35,491
Total segments	293,302	324,890
Held for sale	—	4,998
Total assets	$293,302	$329,888

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue, except as noted below. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S.	$45,269	$66,638	$137,915	$203,123
Other countries *	25,720	12,820	52,676	41,466
Total	$70,989	$79,458	$190,591	$244,589

*	During the three months ended September 30, 2018, revenue for products used and services provided in Saudi Arabia was $13.2 million, or 18.6% of total quarterly revenue.
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Customer A	19.4%	*	*	*
Customer B	*	13.3%	*	12.9%
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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils and guar, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) and guar crops,

•	Weather related risks,

•	Health and condition of citrus trees and guar plants (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
Average North American Active Drilling Rigs
U.S.	1,051	946	11.1%	1,019	861	18.4%
Canada	209	208	0.5%	195	207	(5.8)%
Total	1,260	1,154	9.2%	1,214	1,068	13.7%
Average U.S. Active Drilling Rigs by Type
Vertical	63	70	(10.0)%	61	72	(15.3)%
Horizontal	921	799	15.3%	890	720	23.6%
Directional	67	77	(13.0)%	68	69	(1.4)%
Total	1,051	946	11.1%	1,019	861	18.4%
Average North American Drilling Rigs by Product
Oil	1,004	874	14.9%	954	800	19.3%
Natural Gas	256	280	(8.6)%	260	268	(3.0)%
Total	1,260	1,154	9.2%	1,214	1,068	13.7%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of October 15, 2018.
Average U.S. rig activity increased by 11.1% and 18.4% for the three and nine months ended September 30, 2018, when compared to the same periods of 2017, and sequentially, increased by 1.2% when compared to the second quarter of 2018.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on October 15, 2018, completions in the seven most prolific areas in the lower 48 states increased 20.8% and 26.4% for the three and nine months ended September 30, 2018, when compared to the same periods of 2017. Sequentially, completions increased 6.0% when compared to the second quarter of 2018.
Company Outlook
After a continuous decline in U.S. drilling rig activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although the oil and gas markets have improved, the level of drilling and completion activity remains lower than previous levels experienced before the downturn in 2014. Assuming the price for crude oil remains relatively stable and regulatory impediments are limited, the Company expects global oilfield activity to remain stable heading into 2019.

During the third quarter of 2018, the Company continued to promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries and its Prescriptive Chemistry Management® (“PCM®”) offering. Although quarter to quarter performance may vary, the Company expects to continue to penetrate the market over time by demonstrating the efficacy of its CnF® chemistries and full fluid chemistry treatment via PCM® through comparative analysis of wells with and without Flotek chemistries and field validation results conducted by exploration and production (“E&P”) companies. Flotek is experiencing a notable shift in purchasing behaviors in which E&P companies are focusing more on sourcing consumables, including chemistry, directly from manufacturers and providers of these products. This trend has created significant changes in Flotek’s customer base, product portfolio, and sales efforts and continues to influence changes in inventory and distribution strategies, capital allocation, and the business model for the Company. While these challenges are expected to persist in the near-term, the Company believes it can grow its client base and revenue opportunities over time. Additionally during the third quarter, the Company experienced a notable shift in higher demand for its products internationally, as unconventional activity has increased outside of the U.S. and international spending has begun to recover.
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
The outlook for the Company’s Consumer and Industrial Chemistry Technologies segment will be driven by the availability and demand for citrus oils, industrial solvents, and flavor and fragrance ingredients. Although citrus crops fluctuate from year to year, expectations for 2018 and 2019 remain below historical levels. The Company’s inventory and global purchasing strategies are sufficient to supply its flavor and fragrance business, as well as both internal and external industrial markets. The market supply of citrus oils has declined in recent years due to the reduction in citrus crops caused by the citrus greening disease. This reduced supply has resulted in higher citrus oil prices and increased price volatility. However, the Company expects its strong market position to enable it to maintain a stable supply for internal use and external sales. The Company expects to manage the impact of volatile terpene costs through the development of new product formulations, pricing strategies, and internal consumption.
During the fourth quarter of 2016, the Company implemented a strategic restructuring of its business to enable a greater focus on its core businesses in the Energy Chemistry Technologies and Consumer and Industrial Chemistry Technologies segments and initiated a process to identify potential buyers for its Drilling Technologies and Production Technologies segments. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments. The Company continues to focus on maximizing the profitability of its product and business portfolio, and may exit or enter new product lines or businesses which complement its current operations.
Capital expenditures for continuing operations totaled $4.6 million and $6.2 million for the nine months ended September 30, 2018 and 2017, respectively. The Company expects capital spending to be between $6 million and $8 million in 2018. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant, and will focus its capital spending program on uses that generate positive returns and to areas that pose a strategic long-term benefit.
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

Results of Continuing Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$70,989	$79,458	$190,591	$244,589
Cost of revenue (excluding depreciation and amortization)	54,083	57,191	146,522	167,389
Cost of revenue (excluding depreciation and amortization) %	76.2%	72.0%	76.9%	68.4%
Corporate general and administrative	7,476	10,346	24,634	33,773
Corporate general and administrative %	10.5%	13.0%	12.9%	13.8%
Segment selling and administrative	7,126	9,277	21,123	28,972
Segment selling and administrative %	10.0%	11.7%	11.1%	11.8%
Depreciation and amortization	2,957	3,067	8,984	9,091
Research and development costs	2,511	2,691	8,537	9,940
Loss (gain) on disposal of long-lived assets	58	(11)	119	401
Impairment of goodwill	—	—	37,180	—
Loss from operations	(3,222)	(3,103)	(56,508)	(4,977)
Operating margin %	(4.5)%	(3.9)%	(29.6)%	(2.0)%
Loss on sale of business	(360)	—	(360)	—
Loss on write-down of assets held for sale	—	—	(2,580)	—
Interest and other expense, net	(677)	(301)	(4,250)	(1,054)
Loss before income taxes	(4,259)	(3,404)	(63,698)	(6,031)
Income tax benefit (expense)	327	(17)	(15,558)	746
Loss from continuing operations	(3,932)	(3,421)	(79,256)	(5,285)
Income (loss) from discontinued operations, net of tax	—	319	—	(13,621)
Net loss	(3,932)	(3,102)	(79,256)	(18,906)
Net loss attributable to noncontrolling interests	—	—	357	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(3,932)	$(3,102)	$(78,899)	$(18,906)
Consolidated Results of Operations: Three and Nine Months Ended September 30, 2018, Compared to the Three and Nine Months Ended September 30, 2017
Consolidated revenue for the three and nine months ended September 30, 2018, decreased $8.5 million, or 10.7%, and $54.0 million, or 22.1%, respectively, versus the same periods of 2017. These decreases in revenue were driven by decreased sales within the Energy Chemistry Technologies segment due to operational challenges, product mix, reduction in orders from certain key customers, and the shift in purchasing behaviors by E&P companies which are focusing more on sourcing consumables, including chemistry, directly from manufacturers and providers of these products.
Consolidated cost of revenue (excluding depreciation and amortization) for the three and nine months ended September 30, 2018, decreased $3.1 million, or 5.4%, and $20.9 million, or 12.5%, respectively, compared to the same periods of 2017, and, as a percentage of revenue, increased to 76.2% and 76.9% for the three and nine months ended September 30, 2018, respectively, from 72.0% and 68.4%, in the same periods of 2017. These decreases are primarily due to increased logistics spending and field personnel to support the full fluid chemistry treatment via PCM® within Energy Chemistry Technologies, product mix, and increased raw material costs.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $2.9 million, or 27.7%, and $9.1 million, or 27.1%, for the three and nine months ended September 30, 2018, respectively, versus the same periods of 2017. As a percentage of revenue, CG&A decreased 2.5% and 0.9% for the three and nine months ended September 30, 2018, respectively. The decreases in CG&A costs were primarily due to aggressive cost reduction measures which began in the last quarter of 2017, as well as lower incentive and stock compensation expense and costs associated with executive retirement.

Segment selling and administrative (“SS&A”) expenses are not directly attributable to products sold or services provided. SS&A costs decreased $2.2 million, or 23.2%, and $7.8 million, or 27.1%, for the three and nine months ended September 30, 2018, respectively, versus the same periods of 2017. As a percentage of revenue, SS&A decreased 1.7% and decreased 0.7% for the three and nine months ended September 30, 2018, respectively. The decreases in SS&A costs were primarily due to the Company’s response to a shift in its business model, lower incentive and stock compensation expense, and continued focus on cost reduction measures.
Depreciation and amortization expense decreased $0.1 million, or 3.6%, and $0.1 million, or 1.2%, for the three and nine months ended September 30, 2018, respectively, versus the same periods of 2017.
Research and Innovation (“R&I”) expense decreased $0.2 million, or 6.7%, and $1.4 million, or 14.1%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017. These decreases are primarily due to reallocating personnel into operational roles.
During the second quarter of 2018, the Company recognized a goodwill impairment charge of  $37.2 million in the Energy Chemistry Technologies reporting unit, which resulted from sustained under-performance, lower expectations, and additional risks associated with the reporting unit.
During the second quarter of 2018, the Company committed to a plan to divest the revenue generating assets associated with the Dalton, Georgia facility within the Energy Chemistry Technologies segment. As a result of this planned divestiture, the Company recorded a loss on write-down of assets held for sale of $2.6 million for the three months ended June 30, 2018. During the third quarter of 2018, the Company completed the sale and recorded a loss on the sale of the business of $0.4 million for the three months ended September 30, 2018.
Interest and other expense increased $0.4 million and $3.2 million for the three and nine months ended September 30, 2018, respectively, versus the same periods of 2017, primarily due to a $1.2 million write-off associated with the discontinuation of certain corporate projects during the second quarter of 2018, expenses related to winding down of certain business ventures, and changes in foreign currency exchange rates.
The Company recorded an income tax benefit of $0.3 million, yielding an effective tax benefit rate of 7.7%, and an income tax provision of $15.6 million, yielding effective tax provision rate of 24.4%, for the three and nine months ended September 30, 2018, respectively, compared to an income tax provision of less than $0.1 million, yielding an effective tax provision rate of 0.5%, and an income tax benefit of $0.7 million, yielding an effective tax benefit rate of 12.4%, for the comparable periods in 2017. In the second quarter of 2018, the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and, therefore, recorded a valuation allowance to reduce the carrying value of the gross deferred tax assets to zero.
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
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$53,709	$61,167	$134,324	$187,807
(Loss) income from operations	3,920	6,867	(34,175)	24,715
(Loss) income from operations - excluding impairment	3,920	6,867	3,005	24,715
Operating margin % - excluding impairment	7.3%	11.2%	2.2%	13.2%

ECT Results of Operations: Three and Nine Months Ended September 30, 2018, Compared to the Three and Nine Months Ended September 30, 2017
ECT revenue for the three and nine months ended September 30, 2018, decreased $7.5 million, or 12.2%, and $53.5 million, or 28.5%, respectively, versus the same periods of 2017. These declines are primarily attributable to product mix and transitions in the Company’s customer base. Sequentially, revenues increased $14.2 million, or 35.8%, versus the second quarter of 2018 primarily due to increased international sales.
Income from operations for the ECT segment decreased $2.9 million and $58.9 million for the three and nine months ended September 30, 2018, respectively, versus the same periods of 2017, primarily due to the $37.2 million goodwill impairment charge taken in the second quarter of 2018. Income from operations, excluding impairment, decreased $2.9 million, or 42.9%, and $21.7 million, or 87.8%, for the three and nine months ended September 30, 2018, respectively, versus the same periods of 2017. These decreases were primarily a result of gross margin compression caused by reduced sales activity coupled with increases in material and labor costs, increased inventory adjustments, and higher logistics expenditures, partially offset by a reduction in SS&A expenses.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$17,280	$18,291	$56,267	$56,782
Income from operations	858	985	3,937	5,906
Operating margin %	5.0%	5.4%	7.0%	10.4%

CICT Results of Operations: Three and Nine Months Ended September 30, 2018, Compared to the Three and Nine Months Ended September 30, 2017
CICT revenue decreased $1.0 million, or 5.5%, and $0.5 million, or 0.9%, for the three and nine months ended September 30, 2018, respectively, versus the same periods of 2017. These decreases were primarily due to reduced terpene sales. Sequentially, quarterly revenues decreased $2.3 million, or 11.6%, versus the second quarter of 2018 primarily due to reduced terpene sales and volumes.
Income from operations for the CICT segment decreased $0.1 million, or 12.9%, and $2.0 million, or 33.3%, for the three and nine months ended September 30, 2018, respectively, versus the same periods of 2017, primarily due to increased raw material costs, product mix, and by-product sales, as well as increased expenses related to operations of the new still put into production in the third quarter of 2018. Sequentially, quarterly operating margin increased from 3.3% to 5.0%, primarily attributable to reduced direct costs, product mix, and reduced by-product sales.
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

Drilling Technologies
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$11,534
Loss from operations	—	(755)	—	(2,196)
Operating margin %	—%	—%	—%	(19.0)%

Production Technologies
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$4,002
Loss from operations	—	(64)	—	(1,290)
Operating margin %	—%	—%	—%	(32.2)%
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2018, the Company was not involved in any unconsolidated SPEs.
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
There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2018, except as noted below.
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. During the third quarter of 2018, only the Consumer and Industrial Chemistry Technologies reporting unit had a goodwill balance.
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
During the third quarter of 2018, the Company concluded it was not more-likely-than-not that there was an impairment of goodwill for the Consumer and Industrial Technologies (“CICT”) reporting unit based on the assessment of qualitative factors. While CICT revenues decreased 11.6% for the three months ended September 30, 2018, versus the three months ended June 30, 2018, and declined 5.5% versus the three months ended September 30, 2017, gross margin, as a percentage of revenue, improved 340 basis points and 50 basis points for the third quarter of 2018 versus the second quarter of 2018 and the third quarter of 2017, respectively, driven by product mix and reduced direct costs.
During the second quarter of 2018, the Company concluded it was not more-likely-than-not that there was an impairment of goodwill for the CICT reporting unit based on the assessment of qualitative factors. CICT revenues have increased 1.3% for the six months ended June 30, 2018, versus the same period in 2017, while gross margins, as a percentage of revenue, decreased 450 basis points driven by product mix and higher raw material costs.
For the second quarter of 2018, the Company was not able to conclude that it was not more-likely-than-not that the estimated fair value of the Energy Chemistry Technologies (“ECT”) reporting unit exceeded the carrying amount. Therefore, the Company performed a quantitative impairment test for the reporting unit. The results of the impairment test indicated that the carrying amount of the ECT reporting unit exceeded the estimated fair value of the reporting unit by approximately $37.8 million, or 25.6% of the carrying amount. To evaluate the sensitivity of the fair value calculations for the ECT reporting units, the Company applied a hypothetical 0.5% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the ECT reporting unit by approximately $5.7 million. Additionally, reducing the revenue projections by 1.0% and holding gross margins steady reduced the estimated fair value approximately $4.4 million. These sensitivity analyses confirmed the need for an impairment for the ECT reporting unit. The Company recorded a full impairment of the goodwill for $37.2 million in the ECT reporting unit during the second quarter of 2018.
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
Based on the Company’s third quarter 2018 testing of goodwill for impairment for the CICT reporting unit, no impairment was recorded.
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

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first nine months of 2018, the Company funded capital requirements primarily with cash on hand and debt financing.
The Company’s primary source of debt financing is its $75 million Credit Facility with PNC Bank. This Credit Facility contains provisions for a revolving credit facility secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of September 30, 2018, the Company had $53.4 million in outstanding borrowings under the revolving debt portion of the Credit Facility. At September 30, 2018, the Company was in compliance with all debt covenants. Significant terms of the Credit Facility are discussed in Note 11 — “Long-Term Debt and Credit Facility” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
The Company believes it has access to adequate liquidity to fund its ongoing operations and capital expenditures. As of September 30, 2018, the Company had available borrowing capacity, net of outstanding borrowings, under its revolving line of credit of $15.2 million and available cash of $1.8 million, resulting in total liquidity of $17.0 million. For the remainder of 2018, the Company plans to spend between $1.4 million and $3.4 million for committed and planned capital expenditures, adjusting its capital program as market conditions warrant. The Company may pursue external financing to increase its liquidity position and/or fund acquisitions when strategic opportunities arise.
Any excess cash generated may be used to pay down the level of debt or retained for future use.
Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$1,829	$4,942
Current portion of long-term debt	(53,402)	(40,589)
Long-term debt, less current portion	—	—
Net debt	$(51,573)	$(35,647)
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(23,901)	$1,178
Net cash (used in) provided by investing activities	(4,035)	11,839
Net cash provided by (used in) financing activities	25,247	(13,039)
Net cash flows provided by discontinued operations	—	13
Effect of changes in exchange rates on cash and cash equivalents	(66)	128
Net (decrease) increase in cash and cash equivalents	$(2,755)	$119
Operating Activities
Net cash (used in) provided by operating activities was $(23.9) million and $1.2 million during the nine months ended September 30, 2018 and 2017, respectively. Consolidated net loss for the nine months ended September 30, 2018 and 2017, totaled $78.9 million and $5.3 million, respectively.
During the nine months ended September 30, 2018, net non-cash contributions to net income totaled $73.6 million. Contributory non-cash items consisted primarily of $37.2 million for the goodwill impairment charge, $15.4 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $9.3 million for depreciation and amortization, $6.6 million for stock-based compensation expense, $2.6 million for the loss on write-down of assets held for sale, $1.8 million for inventory reserves, $0.4 million for the loss on sale of business, $0.3 million for recognized incremental tax benefits related to the Company’s share based awards, and $0.1 million for net loss on sale of assets.
During the nine months ended September 30, 2017, net non-cash contributions to net income totaled $12.6 million. Contributory non-cash items consisted primarily of $9.7 million for stock compensation expense, $9.5 million for depreciation and amortization, $0.9 million for recognized incremental tax benefits related to the Company’s share based awards, $0.4 million for net loss on sale of assets, and $0.4 million for inventory reserves, partially offset by $8.3 million for changes to deferred income taxes.
During the nine months ended September 30, 2018, changes in working capital used $18.6 million in cash, primarily resulting from increasing accounts receivable and inventory by $28.8 million and decreasing accrued liabilities and interest payable by $0.1 million, partially offset by decreasing income taxes receivable and other current assets by $1.8 million and increasing accounts payable by $8.5 million.
During the nine months ended September 30, 2017, changes in working capital used $6.1 million in cash, primarily resulting from increasing accounts receivable and inventory by $21.3 million and decreasing accounts payable by $8.3 million, partially offset by decreasing income taxes receivable and other current assets by $21.9 million and increasing accrued liabilities and interest payable by $1.6 million.
Investing Activities
Net cash used in investing activities was $4.0 million for the nine months ended September 30, 2018. Cash used in investing activities primarily included $4.6 million for capital expenditures and $1.5 million for the purchase of various patents and other intangible assets, partially offset by $1.7 million of proceeds received from the sale of revenue generating assets associated with a business line within the Energy Chemistry Technologies segment, and $0.4 million of proceeds received from the sale of fixed assets.
Net cash provided by investing activities was $11.8 million for the nine months ended September 30, 2017. Cash provided by investing activities primarily included $18.5 million of proceeds received from the sale of the Drilling Technologies and Production Technologies segments and $0.3 million of proceeds received from the sale of fixed assets, partially offset by $6.2 million for capital expenditures and $0.8 million for the purchase of various patents.
Financing Activities
Net cash generated through financing activities was $25.2 million for the nine months ended September 30, 2018, primarily due to receiving $25.5 million for borrowings of debt, net of repayments, and receiving $0.3 million in proceeds from the sale of common stock, partially offset by a loss from noncontrolling interest of $0.4 million.
Net cash used in financing activities was $13.0 million for the nine months ended September 30, 2017, primarily due to using $7.8 million for repayments of debt, net of borrowings, purchases of treasury stock for tax withholding purposes related to vesting of restricted stock awards and the exercise of stock options of $1.5 million, and $4.2 million for the repurchase of common stock. Cash used in financing activities was partially offset by receiving $0.5 million in proceeds from the sale of common stock.
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

Material contractual obligations consist of repayment of amounts borrowed on the Company’s Credit Facility with PNC Bank and payment of operating lease obligations. Contractual obligations at September 30, 2018, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Borrowings under revolving credit facility (1)	$53,402	$53,402	$—	$—	$—
Operating lease obligations	20,090	2,587	4,402	3,526	9,575
Total	$73,492	$55,989	$4,402	$3,526	$9,575
(1) The borrowing is classified as current debt. The weighted-average interest rate is 5.28% at September 30, 2018.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Repurchases of the Company’s equity securities during the three months ended September 30, 2018, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2) (3) (4)
July 1, 2018 to July 31, 2018	16,151	$3.11	—	$49,704,947
August 1, 2018 to August 31, 2018	7,615	$2.26	—	$49,704,947
September 1, 2018 to September 30, 2018	—	$—	—	$49,704,947
Total	23,766	$2.84	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2018, the Company has repurchased all $25.0 million of its common stock under this authorization.

(3)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2018, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.

(4)
A covenant under the Company’s Credit Facility limits the amount that may be used to repurchase the Company’s common stock. At September 30, 2018, this covenant does not permit additional share repurchases.

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

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 6, 2018

FLOTEK INDUSTRIES, INC.

By:	/s/ MATTHEW B. MARIETTA
Matthew B. Marietta
Executive Vice President of Finance and Corporate Development (Principal Financial Officer)

Date:	November 6, 2018

FLOTEK INDUSTRIES, INC.

By:	/s/ H. RICHARD WALTON
H. Richard Walton
Chief Accounting Officer (Principal Accounting Officer)

Date:	November 6, 2018