Form 10-K
period 2018-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2019-03-08
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark:
•      if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
•      if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
•      whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
•      whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
•      if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
•      whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 (based on the closing market price on the NYSE Composite Tape on June 30, 2018) was approximately $150,815,000. At February 28, 2019, there were 57,350,015 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2019 Annual Meeting of Stockholders.

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

ii

PART I
Item 1. Business.
General
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global, diversified, technology-driven company that develops and supplies chemistry and services to the oil and gas industries. Flotek also supplied high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets, classified as discontinued operations at December 31, 2018.
The Company was originally incorporated in the Province of British Columbia on May 17, 1985. In October 2001, the Company moved the corporate domicile to Delaware and effected a 120 to 1 reverse stock split by way of a reverse merger with CESI Chemical, Inc. (“CESI”). Since then, the Company has grown through a series of acquisitions and organic growth.
In December 2007, the Company’s common stock began trading on the New York Stock Exchange (“NYSE”) under the stock ticker symbol “FTK.” Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are posted to the Company’s website, www.flotekind.com, as soon as practicable subsequent to electronically filing or furnishing to the SEC. Information contained in the Company’s website is not to be considered as part of any regulatory filing. As used herein, “Flotek,” the “Company,” “we,” “our,” and “us” refers to Flotek Industries, Inc. and/or the Company’s wholly owned subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationship.
Recent Developments
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. An investment banking advisory services firm was engaged and actively marketed this segment. Effective December 31, 2018, the Company has classified the assets, liabilities, and results of operations for this segment as “Discontinued Operations” for all periods presented.
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
In August 2016, the Company opened its new Global Research & Innovation Center. This state-of-the-art research facility fosters the development of next-generation innovative chemistries and permits expanded collaboration between clients, leaders from academia, and Company scientists. These collaborative opportunities are important and distinguish the Company’s chemistry technologies and capability within the industry.
In July 2016, the Company acquired 100% of the stock and interests in International Polymerics, Inc. (“IPI”) and related entities for $7.9 million in cash consideration, net of cash acquired, and 247,764 shares of the Company’s common stock. IPI is a U.S. based manufacturer of high viscosity guar gum and guar slurry for the oil and gas industry with a wide selection of stimulation chemicals. During the third quarter of 2018, the Company discontinued the manufacturing of guar gum and guar slurry and sold the fixed assets used in this business line.
Description of Operations and Segments
The Company’s continuing operations have one strategic business segment: Energy Chemistry Technologies. The Consumer and Industrial Chemistry Technologies segment is classified as discontinued operations. In addition, the Drilling Technologies and Production Technologies segments were sold during 2017 and all historical information is classified as discontinued operations.
The Company offers competitive products and services derived from technological advances, some of which are patented, and experience in fluid systems applications that are responsive to industry demands in both domestic and international markets. Flotek operates and/or distributes its products in over 20 domestic and international markets.
Financial information about operating segments and geographic concentration is provided in Note 19 – “Segment and Geographic Information” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
Information about the Company’s one operating segment is below.
Energy Chemistry Technologies
The Energy Chemistry Technologies (“ECT”) segment designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas (“O&G”) well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Flotek’s specialty chemistries possess enhanced performance characteristics and are manufactured to perform in a broad range of basins and reservoirs with varying downhole pressures, temperatures and other well-specific conditions customized to customer specifications. This segment has technical services laboratories and a research and innovation laboratory that focus on design improvements, development and viability testing of new chemistry formulations, and continued enhancement of existing products. Flotek’s flagship patented chemistry technologies include Complex nano-Fluid®, Pressure reducing Fluids®, and MicroSolv™.
Chemistries branded Complex nano-Fluid® technologies (“CnF® products”) are patented both domestically and internationally and are proven strategically cost-effective performance additives within both oil and natural gas markets. The CnF® product mixtures are stable mixtures of plant derived oils, water, and surface active agents which organize molecules into nano structures. The combined advantage of solvents, surface active agents and water, and the resultant nano structures, improve well treatment results as compared to the independent use of solvents and surface active agents. CnF® products are composed of renewable, plant-derived ingredients and oils that are certified as biodegradable. CnF® chemistries help achieve improved operational and financial results for the Company’s customers in low permeability sand and shale reservoirs.
Chemistries branded Pressure reducing Fluids® technologies (“PrF® products”) are a patented line of high molecular weight polymers used as friction reducers that reduce turbulence and maximize the use of the polymer at a lower loading rate. The products have proven efficacy in a broad range of water quality, including high brine and high iron environments.
Introduced in April 2018, chemistries branded MicroSolv™ are a patented line of microemulsion technologies designed to deliver cost-effective performance.
Discontinued Operations
Consumer and Industrial Chemistry Technologies. The Consumer and Industrial Chemistry Technologies (“CICT”) segment, reported as discontinued operations, sourced citrus oil domestically and internationally and processed citrus oils. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in the oil & gas industry and numerous other industries around the world. The CICT segment designed, developed, and manufactured products that were sold to companies in the flavor and fragrance industries and specialty chemical industry. These technologies are used within food and beverage, fragrance, and household and industrial cleaning products industries.
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
Production Technologies. The Production Technologies segment, reported as discontinued operations, provided pumping system components, electric submersible pumps (“ESPs”), gas separators, production valves, and complementary services. Through the Company’s acquisition of International Artificial Lift, LLC (“IAL”), the Company provided a line of next generation hydraulic pumping units that served to increase and maximize production for oil and natural gas wells.
Seasonality
Overall, operations are not significantly affected by seasonality; however, winter weather conditions can pose delays in clients’ activity levels, primarily in oil and gas. Certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operations and financial position. With respect to the Company’s discontinued CICT segment, citrus oil inventories increase during the first and second quarters in-line with the citrus crop harvest and processing season. The performance of certain services within the Company’s remaining ECT segment can be susceptible to both weather and naturally occurring phenomena, including, but not limited to, the following:

•	the severity and duration of winter temperatures in North America, which impacts natural gas storage levels, drilling activity, and commodity prices;

•	the timing and duration of the Canadian spring thaw and resulting restrictions that impact activity levels;

•	the timing and impact of hurricanes upon coastal and offshore operations; and

•	the adverse weather and disease that affect citrus crops in Florida and Brazil which can negatively impact the availability of citrus oils and increase raw material costs for the ECT business unit.
Product Demand and Marketing
Demand for the Company’s energy chemistry products and services is dependent on levels of conventional and non-conventional oil and natural gas well drilling and completion activity, both domestically and internationally. Products in the Energy Chemistry Technologies segment are marketed directly to customers through the Company’s own sales force and through certain contractual agency arrangements. Established customer relationships provide repeat sales opportunities. The Company participates in industry trade shows and publishes technical papers and case studies examining the performance of its chemistries and methodologies for evaluating chemistries more effectively. While the Company’s primary marketing efforts remain focused in North America, a growing amount of resources and effort are focused on emerging international markets, especially in the Middle East and North Africa (“MENA”) and South America. In addition to direct marketing and relationship development, the Company also markets products and services through the use of third party agents primarily in international markets.
Customers
The Company’s customers primarily include major integrated oil and natural gas companies, oilfield service companies, independent oil and natural gas companies, pressure pumping service companies, international supply chain management companies, and national and state-owned oil companies. In addition, customers in the discontinued operations at December 31, 2018, include household and commercial cleaning product companies, fragrance and cosmetic companies, and food and beverage manufacturing companies. In the one segment reported in continuing operations, the Company had two major customers for the year ended December 31, 2018, which accounted for 12% and 10% of consolidated revenue, one major customer for the year ended December 31, 2017, which accounted for 17% of consolidated revenue, and two major customers for the year ended December 31, 2016, which accounted for 22% and 16% of consolidated revenue. In aggregate, the Company’s largest three customers collectively accounted for 30%, 32%, and 48% of consolidated revenue for the years ended December 31, 2018, 2017, and 2016, respectively.
Research and Innovation
The Company is engaged in research and innovation activities focused on the design of reservoir specific, customized chemistries in the Energy Chemistry Technologies segment. In this segment, for the years ended December 31, 2018, 2017, and 2016, the Company incurred $10.4 million, $13.1 million, and $9.3 million, respectively, of research and innovation expense. In 2018, research and innovation expense was approximately 5.8% of consolidated revenue. The Company expects that its 2019 research and innovation investment will continue to remain a significant portion of overall spending to support new product development and customization initiatives for its clients.
Backlog
Due to the nature of the Company’s contractual customer relationships and the way they operate, the Company has historically not had significant backlog order activity.
Intellectual Property
The Company’s policy is to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost-effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, trade secrets, proprietary designs, and manufacturing and operational expertise, are necessary and appropriate to protect its intellectual property and ensure continued strategic advantage. Within its continuing operations, the Company currently has 50 issued patents and over six dozen pending patent applications filed in the U.S. and abroad on various chemical compositions and methods and software methods. In addition, the Company currently has 55 registered trademarks and over a dozen pending trademark applications filed in the U.S. and abroad, covering a variety of its goods and services.
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
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Collection and transportation of raw materials to Company facilities, however, could be adversely affected by extreme weather conditions. Additionally, certain raw materials are available from limited sources. Disruptions to supply could materially impact sales. The prices paid for raw materials vary based on energy, citrus, and other commodity price fluctuations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position, and global demand. Higher prices for chemistries, citrus, polymers, and other raw materials could adversely impact future sales and contract fulfillments.
Citrus-based terpene (d-limonene) is an important feedstock for many of the Company’s formulations. In addition, the Company utilizes naturally derived terpenes from other sources and bio-based solvents from other natural sources.

The Company is diligent in its efforts to identify alternate suppliers, in its contingency planning for potential supply shortages and in its proactive efforts to reduce costs through competitive bidding practices. When able, the Company uses multiple suppliers, both domestically and internationally, to purchase raw materials on the open market. In connection with the sale of the CICT segment, Flotek entered into a long-term supply agreement, which will secure Flotek’s long-term supply of d-limonene.
Citrus greening disease has adversely affected the availability of citrus crops around the world, thereby negatively impacting the supply and increasing the price of citrus terpenes. The Company’s market position, inventory, and forward purchases helps ensure availability for its patented CnF® technologies. As mentioned previously, the Company has also developed new CnF® formulations utilizing alternative solvents. These new formulations not only diversify the Company’s dependence on citrus terpenes, but they also provide certain performance benefits necessary for specific customer and reservoir challenges.
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
The Company continually evaluates the environmental impact of its operations and attempts to identify potential liabilities and costs of any environmental remediation, litigation, or associated claims. Several products of the Energy Chemistry Technologies and discontinued Consumer and Industrial Chemistry Technologies segments are considered hazardous materials. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, to remediate any contamination. No environmental claims are currently being litigated, and the Company does not expect that costs related to remediation requirements will have a significant adverse effect on the Company’s consolidated financial position or results of operations.

Employees
At December 31, 2018, the Company had 273 employees in its continuing operations and 77 employees in its discontinued operations, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international locations have staffing or work arrangements that are contingent upon local work councils or other regulatory approvals.
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
The SEC maintains the www.sec.gov website, which contains reports, proxy and information statements, and other registrant information filed electronically with the SEC.
The 2018 Annual Chief Executive Officer Certification required by the NYSE was submitted on May 25, 2018. The certification was not qualified in any respect. Additionally, the Company has filed all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2019 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of business conduct and ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website.

Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations, and cash flows are subject to various risks and uncertainties. Readers of this report should not consider any descriptions of these risk factors to be a complete set of all potential risks that could affect Flotek. These factors should be carefully considered together with the other information contained in this Report and the other reports and materials filed by the Company with the SEC. Further, many of these risks are interrelated and, as a result, the occurrence of certain risks could trigger and/or exacerbate other risks. Such a combination could materially increase the severity of the impact of these risks on the Company’s business, results of operations, financial condition, or liquidity.
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
Risks Related to the Company’s Business
The Company’s business is largely dependent upon domestic and international oil and natural gas industry spending. Spending could be adversely affected by industry conditions or by new or increased governmental regulations, global economic conditions, the availability of credit, and lower oil and natural gas prices. All of these factors are beyond the Company’s control. The resulting reductions in customers’ expenditures could have a significant adverse effect on Company revenue, margins, and overall operating results.
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
The price for oil and natural gas is subject to a variety of factors, including, but not limited to:

•	global demand for energy as a result of population growth, economic development, and general economic and business conditions;

•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and the impact of non-OPEC producers on global supply;

•	availability and quantity of natural gas storage;

•	import and export volumes and pricing of liquefied natural gas;

•	pipeline capacity to critical markets and out of producing regions;

•	political and economic uncertainty and socio-political unrest;

•	cost of exploration, production and transport of oil and natural gas;

•	technological advances impacting energy production and consumption; and

•	weather conditions.
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
The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. In the segment reported in continuing operations, revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2018, 2017, and 2016, totaled 30%, 32%, and 48%, respectively. Customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
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

Certain raw materials used by the Energy Chemistry Technologies segment are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy products and other commodity prices; weather and disease associated with the Company’s crop dependent raw materials, specifically citrus greening; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. The Energy Chemistry Technologies segment secures short and long term supply agreements for critical raw materials from both domestic and international vendors.
The prices of key raw materials including citrus terpenes and polymers are subject to market fluctuations which at times can be significant and unpredictable. The Company may be unable to pass along price increases to its customers, which could result in an adverse impact on margins and operating profits. The Company currently uses purchasing strategies designed, where possible, to align the timing of customer demand with supply commitments. However, the Company currently does not hedge commodity prices, but may consider such strategies in the future, and there is no guarantee that the Company’s purchasing strategies will prevent cost increases from resulting in adverse impacts on margins and operating profits.
The Company depends on a single-source supplier for citrus terpene, and the loss of this supplier could significantly harm the Company’s business, financial condition, and results of operations.
Citrus-based terpene (d-limonene) is an important feedstock for many of the Company’s formulations. The Company recently entered into a terpene Supply Agreement (the “Supply Agreement”) with Flotek’s former subsidiary, Florida Chemical Company, LLC (“FCC”), to serve as the Company’s exclusive supplier of terpene. The Company depends on FCC to provide it with terpene in a timely manner that meets its quality, quantity, and cost requirements. FCC may encounter problems that preclude it from supplying terpene on the terms set forth in the Supply Agreement, including with respect to pricing and production volumes. In the event that FCC encounters such problems or otherwise breaches the Supply Agreement, the Company’s inability to contract with alternative sources could result in a prolonged interruption in its ability to produce the Company’s formulations. Any such delays or interruptions could ultimately result in a significant increase in the price of the various formulations or a significant reduction in the Company’s margins on these formulations, which could adversely affect the Company’s business, financial condition, and results of operations.
If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.
The Company depends on the continued service of the Chief Executive Officer and President, the Chief Financial Officer, the Executive Vice President of Operations, and other key members of the executive management team, who possess significant expertise and knowledge of the Company’s business and industry. Furthermore, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with certain of these key members; however, at December 31, 2018, the Company only carried key man life insurance for the Chief Executive Officer and the Executive Vice President of Operations. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. On December 31, 2018, Matthew B. Marietta departed from the Company as the Executive Vice President of Finance and Corporate Development (Principal Financial Officer), and H. Richard Walton retired as the Company’s Chief Accounting Officer. The Company can provide no assurance that appropriate replacements for key positions could be found should the need arise.
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
Network disruptions, security threats and activity related to global cyber-crime pose risks to the Company’s key operational, reporting and communication systems.
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
The ability of the Company to grow and be competitive in the market place is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to equity and debt financing. The Company’s revolving loan agreements require approval and place limits on certain capital transactions and various business acquisitions and combinations. The Company cannot guarantee that internally generated cash flows will be sufficient, or that the Company will continue to be able to obtain equity or debt financing on acceptable terms, or at all. As a result, the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or to respond to competitive pressures. However, with the remaining proceeds from the sale of the CICT segment, the Company has formed a Strategic Capital Committee to evaluate and make recommendations to the board of directors regarding the manner in which the remaining net proceeds from the sale will be deployed. The Company filed a “universal” shelf registration on September 21, 2017, to permit the ability to sell securities to the public in a timely manner and which it expects to keep active.
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
Recent U.S. tax legislation, as well as future U.S. tax legislation, may adversely affect our business, results of operations, financial condition and cash flow.
Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), made significant changes to U.S. federal income tax laws. The Tax Act, among other things, reduced the corporate income tax rate to 21%, partially limits the deductibility of business interest expense and net operating losses, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time. The Tax Act is complex and far-reaching, and the Company continues to evaluate the actual impact of its enactment on the Company. There may be material adverse effects resulting from the Tax Act that have not been identified and that could have an adverse effect on the Company’s business, results of operations, financial condition and cash flow.

Risks Related to the Company’s Industry
General economic declines (recessions), limits to credit availability, and industry specific factors could have an adverse effect on energy industry activity resulting in lower demand for the Company’s products and services.
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
If the Company cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Company’s common stock.
The Company’s common stock is currently listed on the NYSE. In the future, if it is not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, the Company’s common stock may be delisted. The Company’s closing stock price on February 28, 2019 was $3.20, but on December 24, 2018, closed at a low of $1.01. If the Company is unable to satisfy the NYSE criteria for continued listing, its common stock would be subject to delisting. A delisting of its common stock could negatively impact the Company by, among other things, reducing the liquidity and market price of the its common stock; reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact its ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting the Company’s ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact the Company’s reputation and, as a consequence, its business.
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
The Company does not anticipate paying any cash dividends on the Company’s common stock within the foreseeable future. The Company currently intends, subject to Board approval of recommendations by the Strategic Capital Committee described above, to retain future earnings to fund the development and growth of the Company’s business and to meet current debt obligations. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend, among other things, on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations deemed relevant by the board of directors. Investors must rely on sales of common stock held after price appreciation, which may never occur, in order to realize a return on their investment.
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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
At December 31, 2018, the Company operated 16 manufacturing, warehouse, and research facilities in 7 U.S. states, one research facility in Calgary, Alberta, and sales offices in Tokyo, Japan and Dubai, United Arab Emirates. The Company owns 5 of these facilities and the remainder are leased with lease terms that expire from 2019 through 2037. In addition, the Company’s corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Energy Chemistry Technologies	Owned	Marlow, Oklahoma
	Owned	Monahans, Texas
	Owned	Raceland, Louisiana
	Owned	Waller, Texas
	Leased	Calgary, Alberta
	Leased	Canonsburg, Pennsylvania
	Leased	Denver, Colorado

Segment	Owned/Leased	Location
Energy Chemistry Technologies	Leased	Dubai, United Arab Emirates
	Leased	Houston, Texas
	Leased	Midland, Texas
	Leased	Natoma, Kansas
	Leased	Oklahoma City, Oklahoma
	Leased	Raceland, Louisiana
Discontinued Operations
Consumer and Industrial Chemistry Technologies	Owned	Winter Haven, Florida
	Leased	Tokyo, Japan
Drilling Technologies	Leased	Wysox, Pennsylvania
The Company considers owned and leased facilities to be in good condition and suitable for the conduct of business.

Item 3. Legal Proceedings.
Class Action Litigation
On March 30, 2017, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the four consolidated putative securities class action lawsuits that were filed in November 2015, against the Company and certain of its officers. The lawsuits were previously consolidated into a single case, and a consolidated amended complaint had been filed. The consolidated amended complaint asserted that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint sought an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive. The lead plaintiff has appealed the District Court’s decision granting the motion to dismiss. On February 7, 2019, a three-judge panel of the United States Court of Appeals for the Fifth

Circuit issued a unanimous opinion affirming the District Court’s judgment of dismissal in its entirety.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock began trading on the NYSE on December 27, 2007, under the stock ticker symbol “FTK.” As of the close of business on February 28, 2019, there were 57,350,015 shares of common stock outstanding held by approximately 9,800 holders of record. The Company’s closing sale price of the common stock on the NYSE on February 28, 2019 was $3.20. The Company has never declared or paid cash dividends on common stock. While the

Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on its common stock and intends, subject to Board approval of recommendations by the Strategic Capital Committee described in Part I, Item 1A – “Risk Factors” of this Annual Report, to continue to use earnings and other cash in the maintenance and expansion of its business.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity compensation plan information relating to equity securities authorized for issuance under individual compensation agreements at December 31, 2018 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,352,138	$—	1,492,737
Equity compensation plans not approved by security holders	—	$—	—
Total	1,352,138	$—	1,492,737

(1)	Includes shares for outstanding stock options (0 shares), restricted stock awards (1,050,372 shares), and restricted stock unit share equivalents (301,766 shares).

(2)
The weighted-average exercise price is for outstanding stock options only and does not include outstanding restricted stock awards or restricted stock unit share equivalents that have no exercise price.

Issuer Purchases of Equity Securities
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2018, the Company has repurchased $25 million of its common stock under this repurchase program.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2018, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.
Repurchases of the Company’s equity securities during the three months ended December 31, 2018 are as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 to October 31, 2018	1,639	$2.44	—	$49,704,947
November 1 to November 30, 2018	—	$—	—	$49,704,947
December 1 to December 31, 2018	71,303	$1.09	—	$49,704,947
Total	72,942	$1.12	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
A covenant under the Company’s Credit Facility limited the amount that may be used to repurchase the Company’s common stock. At December 31, 2018, this covenant did not permit additional share repurchases. On March 1, 2019, the Company paid off the Credit Facility (see Note 21).

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
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. An investment banking advisory services firm was engaged and actively marketed this segment. Effective December 31, 2018, the Company has classified the assets, liabilities, and results of operations for this segment as “Discontinued Operations” for all periods presented.

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

	As of and for the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Operating Data
Revenue (1)	$177,773	$243,106	$188,233	$213,593	$268,761
(Loss) income from operations (1)	(69,811)	(10,320)	(16,968)	3,536	52,057

(Loss) income from continuing operations (1)	$(73,441)	$(17,504)	$(4,447)	$1,489	$33,260
Income (loss) from discontinued operations, net of tax	2,743	(9,891)	(44,683)	(14,951)	20,343
Net (loss) income	$(70,698)	$(27,395)	$(49,130)	$(13,462)	$53,603

(1) Amounts exclude impact of discontinued operations.

Per Share Data
Basic earnings (loss) per share:
Continuing operations	$(1.26)	$(0.30)	$(0.08)	$0.03	$0.61
Discontinued operations, net of tax	0.05	(0.17)	(0.80)	(0.27)	0.37
Basic earnings (loss) per share	$(1.21)	$(0.47)	$(0.88)	$(0.24)	$0.98
Diluted earnings (loss) per share:
Continuing operations	$(1.26)	$(0.30)	$(0.08)	$0.03	$0.60
Discontinued operations, net of tax	0.05	(0.17)	(0.80)	(0.27)	0.37
Diluted earnings (loss) per share	$(1.21)	$(0.47)	$(0.88)	$(0.24)	$0.97

Financial Position Data
Total assets	$285,883	$329,888	$383,215	$403,090	$423,276
Convertible senior notes, long-term debt, and capital lease obligations, less discount and current portion	—	—	7,833	18,255	25,398
Stockholders’ equity	201,624	264,900	287,343	293,651	306,003

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
Basis of Presentation
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell this business. During the fourth quarter of 2016, the Company also classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial Chemistry Technologies, Drilling Technologies, and Production Technologies segments as discontinued operations. The results of operations of these segments are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of these segments have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented, as applicable.
During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments.
Results of operations of the Consumer and Industrial Chemistry Technologies segment for the years ended December 31, 2018, 2017, and 2016 are discussed below. Results of operations of the Drilling Technologies and Production Technologies segments for the year ended December 31, 2016 are discussed below.
Executive Summary
Flotek is a global, diversified, technology-driven company that develops and supplies chemistries and services to the oil and gas industries. Flotek also supplied high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets, classified as discontinued operations at December 31, 2018. Flotek operates in over 20 domestic and international markets.

The Company’s oilfield business includes specialty chemistries and logistics which enable its customers in pursuing improved efficiencies in the drilling and completion of their wells. Customers include major integrated oil and gas (“O&G”) companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also produced non-energy-related citrus oil and related products, classified as discontinued operations at December 31, 2018, including (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the O&G industry. Additionally, the Company also provides automated bulk material handling, loading facilities, and blending capabilities.
Continuing Operations
The operations of the Company are categorized into one reportable segment: Energy Chemistry Technologies.

•
Energy Chemistry Technologies designs, develops, manufactures, packages, and markets specialty chemistries used in O&G well drilling, cementing, completion, and stimulation. These technologies developed by Flotek’s Research and Innovation team enable customers to pursue improved efficiencies in the drilling and completion of wells.

Discontinued Operations
In 2018, the Consumer and Industrial Chemistry Technologies segment qualified for classification as a discontinued operation. The Drilling Technologies and Production Technologies segments were sold during 2017 and are classified as discontinued operations, as well.

•
Consumer and Industrial Chemistry Technologies designed, developed, and manufactured products that are sold to companies in the flavor and fragrance industries and specialty chemical industry. These technologies are used by beverage and food companies, fragrance companies, and companies providing household and industrial cleaning products.

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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” below.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crops,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	2018	2017	2016	2018 vs. 2017 % Change	2017 vs. 2016 % Change
Average North American Active Drilling Rigs
United States	1,032	876	509	17.8%	72.1%
Canada	191	206	130	(7.3)%	58.5%
Total	1,223	1,082	639	13.0%	69.3%
Average U.S. Active Drilling Rigs by Type
Vertical	63	70	60	(10.0)%	16.7%
Horizontal	900	736	400	22.3%	84.0%
Directional	69	70	49	(1.4)%	42.9%
Total	1,032	876	509	17.8%	72.1%
Average North American Drilling Rigs by Product
Oil	961	812	471	18.3%	72.4%
Natural Gas	262	270	168	(3.0)%	60.7%
Total	1,223	1,082	639	13.0%	69.3%
Source: Rig counts are per Baker Hughes (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity.

Source: Rig counts are per Baker Hughes (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of January 22, 2019.

Average U.S. rig activity increased by 17.8% in 2018 compared to 2017, and increased 72.1% from 2016 to 2017.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on January 22, 2019, completions in the seven most prolific areas in the lower 48 states increased 25.4% in 2018 compared to 2017 and decreased 43.2% from 2016 to 2017.
Outlook for 2019
After a continuous decline in U.S. drilling activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although oil and gas markets have improved, the level of drilling and completion activity remains lower than previous levels experienced before the downturn in 2014. Assuming the price for crude oil remains relatively stable and regulatory impediments are limited, the Company expects global oilfield activity to remain stable heading into 2019.
During 2018, the Company continued to analyze and promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries and its Prescriptive Chemistry Management® (“PCM®”) offering. Although quarter-to-quarter performance may vary, the Company expects to continue to penetrate the market over time by demonstrating the efficacy of its CnF® chemistries and reservoir-centric full fluid systems via PCM®. The Company will continue to demonstrate the value and benefit of Flotek chemistries through comparative analysis of wells with and without Flotek chemistries and field validation results conducted in partnership with exploration and production (“E&P”) companies. Flotek is experiencing a notable shift in purchasing behaviors in which E&P companies are seeking greater transparency, control and efficacy in their fluid systems, as they see diminishing returns on mechanical factors in their completion designs, such as proppant loading, fluid loading, and lateral length in their completion. As a result, they are focusing more on sourcing consumables, including chemistry, directly from manufacturers and providers of these products. This trend has created significant changes in Flotek’s customer base, product portfolio, and sales efforts and continues to influence changes in inventory and distribution strategies, capital allocation, and the business model for the Company. While these challenges are expected to persist in the near-term, the Company believes it can grow its client base and revenue opportunities over time. Additionally during the third quarter, the Company experienced increased demand for its products internationally, as unconventional activity has increased outside of the U.S. and international spending has begun to recover.
The Company continues to enhance and improve its patented and proven chemistries through its industry leading research and innovation staff who develop innovative and customer- responsive products, as well as create new chemistry technologies, which are expected to address oilfield challenges of the future and expand the Company’s future product lines. Completed in 2016, the Company’s Global Research & Innovation Center in Houston houses scientists, chemists, geologists, and reservoir, petroleum and geomechanical engineers who advance the development of next-generation innovative energy chemistries, as well as expanded collaboration among clients, leaders from academia, and Company scientists. These collaborative opportunities are an important and distinguishing capability within the industry and provide real-time product and fluid system development direct to the consumer.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. The Company continues to focus on maximizing the profitability of its product and business portfolio, and may exit or enter new product lines or businesses which complement its current operations.
Capital expenditures for continuing operations totaled $3.6 million in 2018. The Company expects maintenance capital spending to be between $5 million and $9 million in 2019 and does not have any specific growth capital projects currently planned or committed. During the first quarter of 2019, the Company formed a Strategic Capital Committee that will consider possible growth capital projects that could total as much as $20 million to $30 million for 2019 and beyond. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant, and will focus any growth capital spending program on uses that generate positive returns and to areas that pose a strategic long-term benefit.
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

Results of Continuing Operations (in thousands):

	Year ended December 31,
	2018	2017	2016
Revenue	$177,773	$243,106	$188,233
Operating expenses (excluding depreciation and amortization)	159,808	188,744	143,983
Operating expenses %	89.9%	77.6%	76.5%
Corporate general and administrative costs	31,467	41,492	43,745
Corporate general and administrative costs %	17.7%	17.1%	23.2%
Depreciation and amortization	9,216	9,768	8,172
Research and development costs	10,356	13,130	9,319
(Gain) loss on disposal of long-lived assets	(443)	292	(18)
Impairment of goodwill	37,180	—	—
Loss from operations	(69,811)	(10,320)	(16,968)
Operating margin %	(39.3)%	(4.2)%	(9.0)%
Loss on sale of business	(360)	—	—
Loss on write-down of assets held for sale	(2,580)	—	—
Gain on legal settlement	—	—	12,730
Interest and other expense, net	(7,906)	(1,072)	(2,413)
Loss before income taxes	(80,657)	(11,392)	(6,651)
Income tax benefit (expense)	7,216	(6,112)	2,204
Loss from continuing operations	(73,441)	(17,504)	(4,447)
Income (loss) from discontinued operations, net of tax	2,743	(9,891)	(44,683)
Net loss	$(70,698)	$(27,395)	$(49,130)
Net loss attributable to noncontrolling interests	358	—	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(70,340)	$(27,395)	$(49,130)

Results for 2018 compared to 2017—Consolidated
Consolidated revenue for the year ended December 31, 2018, decreased $65.3 million, or 26.9%, from 2017. The decrease in revenue was due to changes in product mix and an ongoing transition related to the Company selling progressively more to oil and gas company end users rather than through energy service companies.

Consolidated operating expenses for the year ended December 31, 2018, decreased $28.9 million, or 15.3%, from 2017, and, as a percentage of revenue, increased to 89.9% for the year ended December 31, 2018, from 77.6% in 2017. The decrease in expenses was primarily attributable to decreased sales, lower stock compensation expense, and decreased headcount, partially offset by increased freight and other direct costs associated with manufacturing.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $10.0 million, or 24.2%, for the year ended December 31, 2018, from 2017. As a percentage of revenue, CG&A rose from 17.1% to 17.7% for the year ended December 31, 2018, compared to 2017. The decrease in CG&A costs was primarily due to aggressive cost reduction measures which began in the last quarter of 2017, as well as lower incentive and stock compensation expense.
Depreciation and amortization expense for the year ended December 31, 2018, decreased by $0.6 million, or 5.7%, from 2017.
Research and Innovation (“R&I”) expense for the year ended December 31, 2018, decreased $2.8 million, or 21.1%, from 2017. The decrease in R&I is primarily attributable to reallocating personnel into operational roles.
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
Interest and other expense increased $6.8 million for the year ended December 31, 2018, compared to 2017, primarily due to $1.2 million and $1.9 million write-offs associated with the discontinuation of certain corporate projects during the second and fourth quarter of 2018, respectively, expenses related to winding down of certain business ventures, changes in foreign currency exchange rates, and increased borrowings on the revolving credit facility throughout 2018.
The Company recorded an income tax benefit of $7.2 million, yielding an effective tax benefit rate of 8.9%, for the year ended December 31, 2018, compared to an income tax provision of $6.1 million, yielding an effective tax rate of 53.7%, in 2017. In the second quarter of 2018, the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and, therefore, recorded a $15.5 million valuation allowance against the carrying value of net deferred tax assets. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the subsequent events that occurred in the first quarter of 2019 (Note 21) provided a source of income to support the release of $11.5 million of the valuation allowance. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. The Company recorded net income from discontinued operations of $2.7 million for the year ended December 31, 2018 for the classification of this segment as held for sale. The completion of this sale is expected to occur in the first quarter of 2019.
Results for 2017 compared to 2016—Consolidated
Consolidated revenue for the year ended December 31, 2017, increased $54.9 million, or 29.2%, from 2016. The increase in revenue was driven by the upturn in oilfield market activity.
Consolidated operating expenses for the year ended December 31, 2017, increased $44.8 million, or 31.1%, from 2016, and, as a percentage of revenue, increased to 77.6% for the year ended December 31, 2017, from 76.5% in 2016. These increases were primarily attributable to increased sales and associated headcount, as well as increased inventory, freight, and other direct costs associated with manufacturing.
CG&A expenses are not directly attributable to products sold or services provided. CG&A costs decreased $2.3 million, or 5.2%, for the year ended December 31, 2017 from 2016. As a percentage of revenue, CG&A declined from 23.2% to 17.1% for the year ended December 31, 2017, compared to 2016. The decrease in CG&A costs was primarily due to lower legal expenses and stock compensation expense, partially offset by costs associated with executive retirement.
Depreciation and amortization expense for the year ended December 31, 2017, increased $1.6 million, or 19.5%, from 2016. This increase was primarily attributable to the completion and equipping of the Global Research & Innovation Center in August 2016, along with other improvements to manufacturing facilities.
Research and Innovation (“R&I”) expense for the year ended December 31, 2017, increased $3.8 million, or 40.9%, from 2016. The increase in R&I is primarily attributable to increased personnel for new product development and Flotek’s commitment to remaining responsive to customer needs, increased demand, continued growth and refining of existing product lines, and the development of new chemistries which are expected to expand the Company’s intellectual property portfolio.
Interest and other expense decreased $1.3 million, or 55.6%, for the year ended December 31, 2017, compared to 2016, primarily due to the repayment of the term loan in May 2017,

as well as decreasing the outstanding balance of the revolving credit facility throughout 2017.
The Company recorded an income tax provision of $6.1 million, yielding an effective tax provision rate of 53.7%, for the year ended December 31, 2017, compared to an income tax benefit of $2.2 million, yielding an effective tax benefit rate of 33.1%, in 2016.

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
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Year ended December 31,
	2018	2017	2016
Revenue	$177,773	$243,106	$188,233
(Loss) income from operations	(36,817)	33,611	29,014
Income from operations - excluding impairment	363	33,611	29,014
Operating margin % - excluding impairment	0.2%	13.8%	15.4%

Results for 2018 compared to 2017—Energy Chemistry Technologies
ECT revenue for the year ended December 31, 2018, decreased $65.3 million, or 26.9%, from 2017, compared to a 25.4% increase in completion activity as measured by the EIA. ECT’s under-performance when compared to these market indicators was primarily attributable to product mix and an ongoing transition related to the Company selling progressively more to oil and gas company end users rather than through energy service companies.
Income from operations for the ECT segment decreased $70.4 million for the year ended December 31, 2018, compared to 2017, partially due to the $37.2 million goodwill impairment charge taken in the second quarter of 2018. Income from operations, excluding impairment, decreased $33.2 million, or 98.9%, for the year ended December 31, 2018, compared to 2017. This decrease is primarily a result of gross margin compression caused by reduced sales activity coupled with increases in material and labor costs, inventory reserve adjustments, and higher logistics expenditures, partially offset by a reduction in overhead expenses.

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

Discontinued Operations
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell the business. In addition, during the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial

Chemistry Technologies, Drilling Technologies, and Production Technologies segments as discontinued operations.
During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Year ended December 31,
	2018	2017	2016
Revenue	$72,344	$73,992	$74,599
Income from operations	$3,054	$7,465	$9,668
Operating margin %	4.2%	10.1%	13.0%

Results for 2018 compared to 2017—Consumer and Industrial Chemistry Technologies
CICT revenue for the year ended December 31, 2018, decreased $1.6 million, or 2.2%, from 2017, primarily due to a decline in the value of terpenes and some softness for flavor ingredients. The market for citrus oils was affected by the historic high prices experienced in 2017 and 2018, which limited market activity and top line revenue. Citrus greening reduced citrus crops globally, thereby limiting the Company’s performance in comparison to the growth experienced in 2016 and 2017.
Income from operations for the CICT segment decreased $4.4 million, or 59.1%, for the year ended December 31, 2018, from 2017, primarily due to higher raw material costs and reduced by-product sales, as well as increased expenses related to operations of the new still put into production in the third quarter of 2018.

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

Drilling Technologies
(dollars in thousands)	Year ended December 31,
	2018	2017	2016
Revenue	$—	$11,534	$27,627
Loss from operations	$—	$(2,646)	$(44,522)
Loss from operations - excluding impairment	$—	$(2,646)	$(8,000)
Operating margin % - excluding impairment	—%	(22.9)%	(29.0)%

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
Upon completion of these sales, the Company ceased all operations for the Drilling Technologies segment.

Production Technologies
(dollars in thousands)	Year ended December 31,
	2018	2017	2016
Revenue	$—	$4,002	$8,292
Loss from operations	$—	$(1,357)	$(8,814)
Loss from operations - excluding impairment	$—	$(1,357)	$(4,901)
Operating margin % - excluding impairment	—%	(33.9)%	(59.1)%

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

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to service debt, acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During 2018, the Company funded capital requirements primarily with cash on hand and debt financing. Future capital requirements will be funded with cash on hand, primarily due to the proceeds received from the sale of the CICT segment.
The Company’s primary source of debt financing was its $75 million Credit Facility with PNC Bank. This Credit Facility contained provisions for a revolving credit facility secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment, and other intangible assets. As of December 31, 2018, the Company had $49.7 million in outstanding borrowings under the revolving debt portion of the Credit Facility. At December 31, 2018, the Company was in compliance with all debt covenants. Significant terms of the Credit Facility are discussed in Note 13 – “Long-Term Debt and Credit Facility” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report. Upon closing of the sale of the CICT segment, the Company repaid the outstanding balance of the Credit Facility on March 1, 2019 (see Note 21).
At December 31, 2018, the Company remained compliant with the continued listing standards of the NYSE.
Cash and cash equivalents totaled $3.0 million at December 31, 2018. The Company used $20.8 million of cash outflows from continuing operations (including $2.1 million expended in working capital), $3.6 million for capital expenditures, and $1.6 million for purchases of various patents and other intangible assets. Offsetting these cash outflows, the Company received $21.8 million for borrowings of debt, net of repayments, and $0.3 million of proceeds from the sale of common stock.
Liquidity
The Company expects maintenance capital spending to be between $5 million and $9 million in 2019 and does not have any specific growth capital projects currently planned or committed. During the first quarter of 2019, the Company formed a Strategic Capital Committee that will consider possible growth capital projects that could total as much as $20 million to $30 million for 2019 and beyond. During 2019, the Company plans to use internally generated funds to fund operations and capital expenditures. With the proceeds from the sale of the CICT segment, the Company paid off its credit facility balance and has formed a Strategic Capital Committee to evaluate and make recommendations to the board of directors regarding the manner in which the remaining net proceeds from the sale will be deployed. Subject to Board approval of recommendations by the Strategic Capital Committee, the Company will continue to invest capital in what it believes to be economically attractive opportunities for its shareholders. This includes the potential for share repurchases as approved by the Board of Directors in June 2015.
Any excess cash generated may be used to pay down the revolving line of credit or be retained for future use.

Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$3,044	$4,584
Current portion of long-term debt	(49,731)	(27,950)
Net debt	$(46,687)	$(23,366)

Cash Flows
Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash (used in) provided by operating activities	$(20,816)	$12,345	$1,192
Net cash (used in) provided by investing activities	(2,109)	14,526	(21,419)
Net cash provided by (used in) financing activities	21,480	(27,285)	22,851
Net cash flows (used in) provided by discontinued operations	(7)	24	(6)
Effect of changes in exchange rates on cash and cash equivalents	(88)	151	(3)
Net (decrease) increase in cash and cash equivalents	$(1,540)	$(239)	$2,615

Operating Activities
During 2018, 2017, and 2016, cash (used in) provided by operating activities totaled $(20.8) million, $12.3 million, and $1.2 million, respectively. Consolidated net loss for 2018, 2017, and 2016 totaled $73.4 million, $17.5 million and $4.4 million, respectively.
Net non-cash contributions to net income in 2018, totaled $54.4 million. Contributory non-cash items consisted primarily of $37.2 million for the goodwill impairment charge in the second quarter of 2018, $9.6 million for depreciation and amortization expense, $7.1 million for stock compensation expense, $3.3 million for provisions related to accounts receivables and inventory reserves, $2.6 million for the loss on write-down of assets held for sale, $0.7 million for reduction in incremental tax benefit related to share-based awards, and $0.4 million for the loss on sale of business, partially offset by $6.0 million for changes to deferred income taxes and $0.4 million for net gain on sale of assets.
Net non-cash contributions to net income in 2017, totaled $23.9 million. Contributory non-cash items consisted primarily of $10.2 million for depreciation and amortization expense, $10.6 million for stock compensation expense, $2.0 million for reduction in incremental tax benefit related to share-based awards, $0.5 million for provisions related to accounts receivables and inventory reserves, $0.3 million for net loss on sale of assets, and $0.2 million for changes to deferred income taxes.

Net non-cash contributions to net income in 2016, totaled $3.3 million. Contributory non-cash items consisted primarily of $8.6 million for depreciation and amortization expense, $11.4 million for stock compensation expense, $2.5 million for reduction in incremental tax benefit related to share-based awards and $0.5 million for provisions related to accounts receivables, partially offset by $19.7 million for changes to deferred income taxes.
During 2018, changes in working capital used $2.1 million in cash, primarily resulting from increasing accounts receivables and income taxes receivable by $3.7 million and decreasing accrued liabilities and interest payable by $8.8 million, partially offset by decreasing inventories and other current assets by $5.8 million and increasing accounts payable by $4.6 million.
During 2017, changes in working capital provided $6.0 million in cash, primarily resulting from decreasing accounts receivables, income taxes receivable, and other current assets by $24.1 million, partially offset by increasing inventories by $3.4 million and decreasing accounts payable and accrued liabilities by $14.7 million.
During 2016, changes in working capital provided $2.3 million in cash, primarily resulting from increasing accounts payable and accrued liabilities by $39.1 million, partially offset by increasing accounts receivables, inventories, income taxes receivable, and other current assets by $34.9 million and decreasing income taxes payable and interest payable by $2.0 million.

Investing Activities
Net cash used in investing activities was $2.1 million during 2018. Cash used in investing activities primarily included $3.6 million for capital expenditures and $1.6 million for the purchase of various patents and other intangible assets, partially offset by $1.7 million of proceeds received from the sale of revenue generating assets associated with a business line within the Energy Chemistry Technologies segment and $1.4 million of proceeds received from the sale of fixed assets.
Net cash provided by investing activities was $14.5 million during 2017. Cash provided by investing activities primarily included $18.5 million of proceeds received from the sale of the Drilling Technologies and Production Technologies segments and $0.7 million of proceeds received from the sale of fixed assets, partially offset by $4.2 million for capital expenditures and $0.5 million for the purchase of various patents and other intangible assets.
Net cash used in investing activities was $21.4 million during 2016. Cash used in investing activities primarily included $13.1 million for capital expenditures, $7.9 million associated with the purchase of 100% of the stock and interests of IPI, and $0.6 million for the purchase of patents and intangible assets.
Financing Activities
Net cash generated through financing activities was $21.5 million during 2018, primarily due to receiving $21.8 million for borrowings of debt, net of repayments, and receiving $0.3 million in proceeds from the sale of common stock. Cash generated through financing activities was partially offset by a loss from noncontrolling interest of $0.4 million, $0.2 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options and $0.1 million for payments of debt issuance costs.
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
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2018, the Company was not involved in any unconsolidated SPEs.
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

Contractual obligations at December 31, 2018 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Borrowings under revolving credit facility (1)	$49,731	$49,731	$—	$—	$—
Operating lease obligations	19,458	2,562	4,290	3,352	9,254
Total	$69,189	$52,293	$4,290	$3,352	$9,254

(1)	The borrowing was classified as current debt. The weighted-average interest rate was 5.51% at December 31, 2018. Borrowings under the revolving credit facility were repaid in full on March 1, 2019.

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
Basis of Presentation
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies reportable segment’s operations as held for sale based on management’s intention to sell this business. In addition, during the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies reportable segments’ operations as held for sale based on management’s intention to sell these businesses. The operating results of these segments have been reported as discontinued operations in the consolidated financial statements. Amounts previously reported have been reclassified to conform to this presentation to allow for meaningful comparison of continuing operations.
Revenue Recognition
The Company recognizes revenues to depict the transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Refer to Note 7 — “Revenue from Contracts with Customers” for further discussion on Revenue.
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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the years ended December 31, 2018, 2017, and 2016, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
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
The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2018, the allowance was 3.1% of gross accounts receivable, compared to an allowance of 1.9% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.
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
At December 31, 2018 and 2017, the reserve for excess and obsolete inventory was $2.1 million and $0.4 million, or 7.2% and 1.1% of inventory, respectively.
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
Goodwill
Goodwill is not subject to amortization, but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level. At December 31, 2018, only the Consumer and Industrial Chemistry Technologies reporting unit had a goodwill balance.
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
During annual goodwill impairment testing in 2018 and 2017, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative impairment test. During annual goodwill impairment testing in 2016, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test.
As of the fourth quarter of 2018, the Company concluded it was not more-likely-than-not that there was an impairment of goodwill for the Consumer and Industrial Technologies (“CICT”) reporting unit based on the assessment of qualitative factors. During the fourth quarter of 2018, the final criterion was met for classifying the CICT reporting unit as held for sale. Therefore, the CICT reporting unit was reported as discontinued operations. After receiving initial interests from potential buyers, it was determined that the disposal proceeds, after considering selling costs, would result in excess over book value. As this was in-line with quantitative impairment tests performed in previous quarters for the CICT reporting unit, no further impairment assessment was needed.
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
Based on the Company’s fourth quarter 2018 testing of goodwill for impairment for the CICT reporting unit, no impairment was recorded.
As of the fourth quarter of 2017, the Company was not able to conclude that it was not more-likely-than-not that the estimated fair value of the Energy Chemistry Technologies (“ECT”) and Consumer and Industrial Chemistry Technologies (“CICT”) reporting units exceeded the carrying amount of the respective reporting units. Therefore, the Company performed a quantitative impairment test for each of these reporting units. The results of the impairment test indicated that the estimated fair values of the two reporting units exceeded the carrying amount of their respective reporting units by approximately $34.7 million and $20.2 million, respectively, or an excess of 21% and 23%, respectively, over the carrying amount. Therefore, no impairment was deemed necessary for 2017. To evaluate the sensitivity of the fair value calculations of the ECT and CICT reporting units, the company applied a hypothetical 10% unfavorable change in the weighted average cost of capital, which would have reduced the estimated fair value of the ECT and CICT reporting units by approximately $23.7 million and $12.4 million, respectively. These sensitivity analyses were not indicative of an impairment for the ECT and CICT reporting units.
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
As of the fourth quarter of 2016, the Company concluded it was not more likely than not that there was an impairment of goodwill for the Consumer and Industrial Chemistry Technologies or Energy Chemistry Technologies reporting units based on the assessment of qualitative factors. The Consumer and Industrial Chemistry Technologies reporting unit has outpaced prior years revenues and maintained strong margins. The Energy Chemistry Technologies reporting unit saw quarterly revenue improve throughout 2016 and reduced only 12% versus 2015 as market activity fell 43% during the same period. However, the segment continued to produce strong margins.
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
In 2018, 2017, and 2016, while testing annual indefinite lived intangible assets for impairment, the Company first assessed qualitative factors to determine whether it was necessary to perform the impairment test. Based on its qualitative assessment, the Company concluded there was no indication of the need for an impairment of indefinite lived intangibles, and therefore no further testing was required.
No impairment was recorded for property and equipment and intangible assets with determinable or indefinite lives during 2018 and 2017.
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
In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of certain deferred tax assets and, therefore, recorded a valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the subsequent events that occurred in the first quarter of 2019 (Note 21) provided a source of income to support the release of $11.5 million of the valuation allowance. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018.
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2018, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.
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
Interest Rate Risk
The Company is exposed to the impact of interest rate changes on any outstanding indebtedness under the revolving credit facility agreement and the term loan agreement both of which have a variable interest rate. The interest rate on advances under the revolving credit facility varies based on the level of borrowing under the revolving credit facility. Rates range (a)

between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 5.50% at December 31, 2018, and would have permitted borrowing at rates ranging between 7.00% and 7.50%. The Company is required to pay a monthly facility fee of 0.25% on any unused amount under the commitment based on daily averages. At December 31, 2018, $49.7 million was outstanding under the revolving credit facility, with $(0.3) million borrowed as base rate loans at an interest rate of 7.50% and $50.0 million borrowed as LIBOR loans at an interest rate of 5.51%.
The amount borrowed under the term loan was reset to $10.0 million as of September 30, 2016. Monthly principal payments of $0.2 million were required. On May 22, 2017, the Company repaid the outstanding balance of the term loan. No additional amount may be re-borrowed under the term loan.
Foreign Currency Exchange Risk
The Company presently has limited exposure to foreign currency risk. As a global company, Flotek operates in over 20 domestic and international markets. Flotek’s functional currency is primarily the U.S. dollar. During 2018, approximately 3.0% of revenue was demarcated in non-U.S. dollar currencies and virtually all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase. The Company has historically performed no swaps and no foreign currency hedges. The Company may utilize swaps or foreign currency hedges in the future.
Commodity Risk
The Company purchases raw materials derived from citrus oils and, therefore, has a commodity risk inherent in orange harvests. In recent years, citrus greening has disrupted citrus fruit production in Florida and Brazil which caused raw material feedstock cost to increase. Tropical storms and hurricanes, as experienced during 2017, can also impact the future citrus crop yields in growing regions. The Company believes that adequate global supply is available to meet the Company’s needs. The Company primarily relies upon long-term strategic supply relationships to meet its raw material needs which are expected to remain in place for the foreseeable future. Price increases have been passed along to the Company’s customers, where applicable. The Company presently does not have any commodity futures contracts but may consider utilizing forms of hedging from time to time in the future.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Flotek Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Flotek Industries, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Flotek Industries, Inc. and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 8, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 8, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Flotek Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue due to the adoption of Accounting Standards Codification Topic No. 606.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MOSS ADAMS LLP

Houston, Texas
March 8, 2019

We have served as the Company’s independent registered public accounting firm since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flotek Industries, Inc.
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity and cash flows of Flotek Industries, Inc. and subsidiaries for the period ended December 31, 2016. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Flotek Industries, Inc. and subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ HEIN & ASSOCIATES LLP

Houston, Texas
February 8, 2017

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$3,044	$4,584
Accounts receivable, net of allowance for doubtful accounts of $1,190 and $673 at December 31, 2018 and 2017, respectively	37,047	34,897
Inventories, net	27,289	32,460
Income taxes receivable	3,161	2,826
Assets held for sale	118,470	54,508
Other current assets	5,771	8,649
Total current assets	194,782	137,924
Property and equipment, net	45,485	52,786
Goodwill	—	37,180
Deferred tax assets, net	18,663	12,713
Other intangible assets, net	26,827	22,048
Other long-term assets	126	527
Assets held for sale	—	66,710
TOTAL ASSETS	$285,883	$329,888
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,011	$10,394
Accrued liabilities	10,335	13,793
Interest payable	8	43
Liabilities held for sale	9,174	12,450
Long-term debt, classified as current	49,731	27,950
Total current liabilities and total liabilities	84,259	64,630
Commitments and contingencies
Equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 62,162,875 shares issued and 57,342,279 shares outstanding at December 31, 2018; 60,622,986 shares issued and 56,755,293 shares outstanding at December 31, 2017	6	6
Additional paid-in capital	343,536	336,067
Accumulated other comprehensive income (loss)	(1,116)	(884)
Retained earnings (accumulated deficit)	(107,565)	(37,225)
Treasury stock, at cost; 3,770,224 and 3,621,435 shares at December 31, 2018 and 2017, respectively	(33,237)	(33,064)
Flotek Industries, Inc. stockholders’ equity	201,624	264,900
Noncontrolling interests	—	358
Total equity	201,624	265,258
TOTAL LIABILITIES AND EQUITY	$285,883	$329,888
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenue	$177,773	$243,106	$188,233
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	159,808	188,744	143,983
Corporate general and administrative	31,467	41,492	43,745
Depreciation and amortization	9,216	9,768	8,172
Research and development	10,356	13,130	9,319
(Gain) loss on disposal of long-lived assets	(443)	292	(18)
Impairment of goodwill	37,180	—	—
Total costs and expenses	247,584	253,426	205,201
Loss from operations	(69,811)	(10,320)	(16,968)
Other (expense) income:
Interest expense	(2,866)	(2,168)	(1,979)
Loss on sale of business	(360)	—	—
Loss on write-down of assets held for sale	(2,580)	—	—
Gain on legal settlement	—	—	12,730
Other (expense) income, net	(5,040)	1,096	(434)
Total other (expense) income	(10,846)	(1,072)	10,317
Loss before income taxes	(80,657)	(11,392)	(6,651)
Income tax benefit (expense)	7,216	(6,112)	2,204
Loss from continuing operations	(73,441)	(17,504)	(4,447)
Income (loss) from discontinued operations, net of tax	2,743	(9,891)	(44,683)
Net loss	(70,698)	(27,395)	(49,130)
Net loss attributable to noncontrolling interests	358	—	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(70,340)	$(27,395)	$(49,130)

Amounts attributable to Flotek shareholders:
Loss from continuing operations	$(73,083)	$(17,504)	$(4,447)
Income (loss) from discontinued operations, net of tax	2,743	(9,891)	(44,683)
Net loss attributable to Flotek	$(70,340)	$(27,395)	$(49,130)

Basic earnings (loss) per common share:
Continuing operations	$(1.26)	$(0.30)	$(0.08)
Discontinued operations, net of tax	0.05	(0.17)	(0.80)
Basic earnings (loss) per common share	$(1.21)	$(0.47)	$(0.88)

Diluted earnings (loss) per common share:
Continuing operations	$(1.26)	$(0.30)	$(0.08)
Discontinued operations, net of tax	0.05	(0.17)	(0.80)
Diluted earnings (loss) per common share	$(1.21)	$(0.47)	$(0.88)

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	57,995	57,580	56,087
Weighted average common shares used in computing diluted earnings (loss) per common share	57,995	57,580	56,087
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2018	2017	2016
Loss from continuing operations	$(73,441)	$(17,504)	$(4,447)
Income (loss) from discontinued operations, net of tax	2,743	(9,891)	(44,683)
Net loss	(70,698)	(27,395)	(49,130)
Other comprehensive income (loss):
Foreign currency translation adjustment	(232)	72	281
Comprehensive loss	(70,930)	(27,323)	(48,849)
Net loss attributable to noncontrolling interests	358	—	—
Comprehensive loss attributable to Flotek	$(70,572)	$(27,323)	$(48,849)
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2015	56,220	$6	1,785	$(17,869)	$273,451	$(1,237)	$39,300	$358	$294,009
Net loss	—	—	—	—	—	—	(49,130)	—	(49,130)
Foreign currency translation adjustment	—	—	—	—	—	281	—	—	281
Sale of common stock, net of issuance cost	2,450	—	—	—	30,090	—	—	—	30,090
Stock issued under employee stock purchase plan	—	—	(93)	—	833	—	—	—	833
Stock options exercised	114	—	—	—	184	—	—	—	184
Restricted stock granted	653	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	96	—	—	—	—	—	—
Treasury stock purchased	—	—	238	(2,350)	—	—	—	—	(2,350)
Stock surrendered for exercise of stock options	—	—	3	(50)	—	—	—	—	(50)
Excess tax benefit related to share-based awards	—	—	—	—	(2,510)	—	—	—	(2,510)
Stock compensation expense	—	—	—	—	13,076	—	—	—	13,076
Stock issued in IAL acquisition	248	—	—	—	3,268	—	—	—	3,268
Balance, December 31, 2016	59,685	$6	2,029	$(20,269)	$318,392	$(956)	$(9,830)	$358	$287,701
Net loss	—	—	—	—	—	—	(27,395)	—	(27,395)
Foreign currency translation adjustment	—	—	—	—	—	72	—	—	72
Stock issued under employee stock purchase plan	—	—	(113)	—	654	—	—	—	654
Common stock issued in payment of accrued liability	—	—	—	—	188	—	—	—	188
Stock options exercised	663	—	—	—	5,884	—	—	—	5,884
Restricted stock granted	275	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	122	—	—	—	—	—	—
Treasury stock purchased	—	—	200	(1,729)	—	—	—	—	(1,729)
Stock surrendered for exercise of stock options	—	—	478	(5,863)	—	—	—	—	(5,863)
Stock compensation expense	—	—	—	—	10,949	—	—	—	10,949
Stock issued in IPI acquisition	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	905	(5,203)	—	—	—	—	(5,203)
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
Net loss	—	—	—	—	—	—	(70,340)	(358)	(70,698)
Foreign currency translation adjustment	—	—	—	—	—	(232)	—	—	(232)
Stock issued under employee stock purchase plan	—	—	(111)	—	341	—	—	—	341
Restricted stock granted	1,540	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	158	—	—	—	—	—	—
Treasury stock purchased	—	—	102	(173)	—	—	—	—	(173)
Stock compensation expense	—	—	—	—	7,128	—	—	—	7,128
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$(1,116)	$(107,565)	$—	$201,624
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(70,340)	$(27,395)	$(49,130)
Income (loss) from discontinued operations, net of tax	2,743	(9,891)	(44,683)
Loss from continuing operations	(73,083)	(17,504)	(4,447)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	9,216	9,768	8,172
Amortization of deferred financing costs	400	472	424
Provision for doubtful accounts	839	157	482
Provision for excess and obsolete inventory	2,418	388	—
Loss on sale of business	360	—	—
Loss on write-down of assets held for sale	2,580	—	—
(Gain) loss on sale of assets	(443)	292	(18)
Impairment of goodwill	37,180	—	—
Stock compensation expense	7,050	10,643	11,446
Deferred income tax (benefit) provision	(5,950)	181	(19,681)
Reduction in tax benefit related to share-based awards	709	1,989	2,510
Changes in current assets and liabilities:
Accounts receivable, net	(2,606)	4,076	(10,905)
Inventories	2,597	(3,442)	(1,463)
Income taxes receivable	(1,116)	8,008	(8,189)
Other current assets	3,177	12,001	(14,296)
Accounts payable	4,631	(8,528)	6,365
Accrued liabilities	(8,740)	(6,175)	32,769
Income taxes payable	—	—	(1,890)
Interest payable	(35)	19	(87)
Net cash (used in) provided by operating activities	(20,816)	12,345	1,192
Cash flows from investing activities:
Capital expenditures	(3,559)	(4,197)	(13,072)
Proceeds from sale of businesses	1,665	18,490	—
Proceeds from sale of assets	1,387	689	115
Payments for acquisitions, net of cash acquired	—	—	(7,863)
Purchase of patents and other intangible assets	(1,602)	(456)	(599)
Net cash (used in) provided by investing activities	(2,109)	14,526	(21,419)
Cash flows from financing activities:
Repayments of indebtedness	—	(9,833)	(15,564)
Borrowings on revolving credit facility	277,599	383,160	338,460
Repayments on revolving credit facility	(255,818)	(393,776)	(325,043)
Debt issuance costs	(111)	(579)	(1,199)
Reduction in tax benefit related to share-based awards	—	—	(2,510)
Purchase of treasury stock	(173)	(1,729)	(2,350)
Proceeds from sale of common stock	341	654	30,923
Repurchase of common stock	—	(5,203)	—
Proceeds from exercise of stock options	—	21	134
Loss from noncontrolling interest	(358)	—	—
Net cash provided by (used in) financing activities	21,480	(27,285)	22,851
Discontinued operations:
Net cash provided by operating activities	1,296	4,102	874
Net cash used in investing activities	(1,303)	(4,078)	(880)
Net cash flows (used in) provided by discontinued operations	(7)	24	(6)
Effect of changes in exchange rates on cash and cash equivalents	(88)	151	(3)
Net (decrease) increase in cash and cash equivalents	(1,540)	(239)	2,615
Cash and cash equivalents at beginning of year	4,584	4,823	2,208
Cash and cash equivalents at end of year	$3,044	$4,584	$4,823

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global, diversified, technology-driven company that develops and supplies chemistries and services to the oil and gas industries. Flotek also supplied high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets, classified as discontinued operations at December 31, 2018.
The Company’s oilfield business includes specialty chemistries and logistics which enable its customers in pursuing improved efficiencies in the drilling and completion of their wells. The Company also provides automated bulk material handling, loading facilities, and blending capabilities. In the segment reported as discontinued operations at December 31, 2018, the Company processed citrus oil to produce (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the oil and gas (“O&G”) industry.
Flotek operates in over 20 domestic and international markets. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also served customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies, reported as discontinued operations at December 31, 2018.
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
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell this business. In addition, during the fourth quarter of 2016, the Company classified the Drilling Technologies and Production Technologies segments as held for sale based on management’s intention to sell these businesses. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial Chemistry Technologies, Drilling Technologies, and Production Technologies segments as discontinued operations. The results of operations of these segments are presented as “Loss from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the

Consumer and Industrial Chemistry Technologies segment have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the allowance for doubtful accounts for continuing operations are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Balance, beginning of year	$673	$579	$716
Charged to provision for doubtful accounts	839	157	482
Write-offs	(322)	(63)	(619)
Balance, end of year	$1,190	$673	$579

Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor, and production overhead. The Company regularly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceeds current market prices and impairs the cost basis of the inventory accordingly. The Company records a provision for excess and obsolete inventory based primarily on forecasts of product demand, historical trends, market conditions, production, or procurement requirements and technological developments and advancements.
Property and Equipment
Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including assets held under capital leases, is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold improvements	2-30 years
Machinery and equipment	7-10 years
Furniture and fixtures	3 years
Transportation equipment	2-5 years
Computer equipment and software	3-7 years

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
The Company amortizes software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. The unamortized amount of capitalized software was $3.1 million at December 31, 2018.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The cost of intangible assets with finite lives is amortized using the straight-line method over the estimated period of economic benefit, ranging from 2 to 95 years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
The Company recognizes revenues to depict the transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Refer to Note 7 – “Revenue from Contracts with Customers” for further discussion on Revenue.
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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the years ended December 31, 2018, 2017, and 2016, the percentage-

of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Significant items subject to estimates and assumptions include application of the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, share-based compensation expense, and valuation allowances for accounts receivable, inventories, and deferred tax assets.
Assets and Liabilities Held for Sale
The Company classifies disposal groups as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
General corporate overhead is not allocated to discontinued operations for all periods presented. Interest expense on debt required to be repaid as a result of disposal transactions is allocated to discontinued operations. Interest allocated to discontinued operations totaled $0.2 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact net loss.

New Accounting Pronouncements
(a) Application of New Accounting Standards
Effective January 1, 2018, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This standard supersedes most of the existing revenue recognition requirements in U.S. GAAP under Accounting Standards Codification (“ASC”) 605 and establishes a new revenue standard, ASC 606. This new standard requires entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 using the full retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. Refer to Note 7 — “Revenue from Contracts with Customers” for further information surrounding adoption of this new standard.
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
Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-01, “Clarifying the Definition of a Business.” This standard provided additional guidance on whether an integrated set of assets and activities constitutes a business. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods were not adjusted. In addition, the Company had no activity during the year ended December 31, 2018 that was required to be treated differently under this ASU than previously issued guidance.
Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-09, “Scope of Modification Accounting.” This standard provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. Implementation of this standard

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods presented were not adjusted. There were no changes to the terms or conditions of current share-based payment awards during the year ended December 31, 2018.
(b) New Accounting Requirements and Disclosures
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” This standard (ASC 842) requires the recognition of right of use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP (ASC 840). The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will be measured as the present value of the future lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and should be applied using a modified retrospective transition approach, with early application permitted. In July 2018, the FASB issued ASU No. 2018-10 and ASU No. 2018-11, which provide codification and targeted improvements to the original guidance issued, as well as modifies the transition methods available upon adoption.
Certain practical expedients are provided when adopting the guidance. The Company plans to elect the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases, or initial direct costs for any expired or existing leases. The Company also plans to apply the hindsight practical expedient allowing the Company to use hindsight when determining the lease term and assessing impairment of expired or existing leases. In addition, the Company will elect to apply the short-term lease exception, and will therefore not record a ROU asset or corresponding lease liability for leases with a term of twelve months or less and instead recognize a single lease cost allocated over the lease term, generally on a straight line basis. Further, the Company plans to elect the practical expedient to not separate lease components from non-lease components and account for both as a single lease component for all asset classes.
The Company has substantially completed its evaluation of the impact on the Company’s lease portfolio. As part of the assessment, the Company formed an implementation work team, conducted training for the relevant staff regarding the potential impacts of ASC 842, and have concluded on the Company’s contract analyses and policy review. The Company engaged external resources to assist in the efforts of completing the analysis of potential changes to current accounting practices and are in the process of implementing a new lease accounting system in connection with the adoption of the updated guidance. The impact of ASC 842 has been evaluated on the internal control over financial reporting and other changes in business practices and processes. The Company is in the process of finalizing its catalog of existing lease contracts and implementing changes to its systems.
The Company will adopt the new standard effective January 1, 2019 using the optional transition method. Consequently, the Company’s reporting for the comparative periods presented in the financial statements will continue to be in accordance with ASC 840. The adoption of this guidance will result in the addition of ROU assets and corresponding lease obligations to the consolidated balance sheet, yet the Company does not anticipate a significant impact on the consolidated statements of operations or cash flows. Upon adoption, the Company expects to record operating lease ROU assets and corresponding operating lease liabilities of approximately $19.5 million, representing the present value of future lease payments under operating leases with terms of greater than twelve months. The Company is continuing to evaluate the impact the pronouncement will have on the related disclosures.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 — Discontinued Operations
During the fourth quarter of 2018, the Company initiated and began executing a strategic plan to sell its Consumer and Industrial Chemistry Technologies (“CICT”) segment. An investment banking advisory services firm was engaged and actively marketed this segment.
The Company met all of the criteria to classify the CICT segment’s assets and liabilities as held for sale in the fourth quarter 2018. The Company has classified the assets,

liabilities, and results of operations for this segment as “Discontinued Operations” for all periods presented.
Disposal of the CICT reporting segment represented a strategic shift that will have a major effect on the Company’s operations and financial results.
During the first quarter of 2019, the Company entered into a material definitive agreement and, subsequently, completed the sale of the CICT segment (see Note 21).

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Consumer and Industrial Chemistry Technologies
	2018	2017	2016
Discontinued operations:
Revenue	$72,344	$73,992	$74,599
Operating expenses	(65,940)	(63,621)	(62,673)
Depreciation and amortization	(2,760)	(2,391)	(2,257)
Research and development	(590)	(515)	(1)
Income from operations	3,054	7,465	9,668
Other income (expense)	341	(284)	127
Income before income taxes	3,395	7,181	9,795
Income tax expense	(652)	(2,730)	(3,441)
Net income from discontinued operations	$2,743	$4,451	$6,354

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2018 and 2017 are as follows (in thousands):

	Consumer and Industrial Chemistry Technologies
	2018	2017
Assets:
Accounts receivable, net	$10,547	$11,121
Inventories, net	52,069	43,299
Other current assets	446	88
Property and equipment, net	15,899	16,049
Goodwill	19,480	19,480
Other intangible assets, net	20,029	26,183
Assets held for sale	118,470	116,220
Liabilities:
Accounts payable	$8,883	$11,654
Accrued liabilities	291	796
Liabilities held for sale	$9,174	$12,450

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2017 and 2016 (in thousands):

	Drilling Technologies		Production Technologies
	2017	2016	2017	2016
Discontinued operations:
Revenue	$11,534	$27,627	$4,002	$8,292
Cost of revenue	(7,309)	(18,667)	(3,236)	(7,881)
Selling, general and administrative	(6,963)	(15,285)	(1,759)	(3,790)
Depreciation and amortization	—	(1,714)	—	(584)
Research and development	(5)	(64)	(364)	(888)
Gain (loss) on disposal of long-lived assets	97	103	—	(50)
Impairment of inventory and long-lived assets	—	(36,522)	—	(3,913)
Loss from operations	(2,646)	(44,522)	(1,357)	(8,814)
Other expense	(96)	(412)	(52)	(96)
Loss on sale of businesses	(1,600)	(1,199)	(479)	—
Loss on write-down of assets held for sale	(6,831)	(18,971)	(9,718)	(6,161)
Loss before income taxes	(11,173)	(65,104)	(11,606)	(15,071)
Income tax benefit	4,138	23,661	4,299	5,477
Net loss from discontinued operations	$(7,035)	$(41,443)	$(7,307)	$(9,594)
At December 31, 2017, all remaining assets and liabilities of the discontinued operations were assumed by the Company’s continuing operations. These balances included $0.3 million of net accounts receivable, $1.4 million of sales price hold-back that was received during 2018, and $1.4 million of accrued liabilities partially settled in 2018, with the remainder to be settled in 2019.

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

Note 5 — Assets Held for Sale
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

Note 6 — Acquisitions
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

Note 7 — Revenue from Contracts with Customers
Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method applied to those contracts which were not completed as of December 31, 2015. As a result of electing the full retrospective adoption approach, results for reporting periods beginning after December 31, 2015 are presented under ASC 606.
There was no material impact upon the adoption of ASC 606. As revenue is primarily related to product sales accounted for at a point in time and service contracts that are primarily short-term in nature (typically less than 30 days), the Company did not record any adjustments to retained earnings at December 31, 2015 or for any periods previously presented.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the years ended December 31, 2018, 2017, and 2016, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
The vast majority of the Company’s products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30 days from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the years ended December 31, 2018, 2017, and 2016.

The Company differentiates revenue and operating expenses (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and operating expenses (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Revenue:
Products	$172,412	$237,211	$182,294
Services	5,361	5,895	5,939
	$177,773	$243,106	$188,233
Operating expenses (excluding depreciation and amortization):
Products	$152,846	$182,330	$140,108
Services	6,962	6,414	3,875
	$159,808	$188,744	$143,983

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Supplemental non-cash investing and financing activities:
Value of common stock issued in acquisitions	$—	$—	$3,268
Value of common stock issued in payment of accrued liability	—	188	—
Exercise of stock options by common stock surrender	—	5,863	50

Supplemental cash payment information:
Interest paid	$2,502	$1,851	$2,024
Income taxes (received, net of payments) paid, net of refunds	(139)	(10,195)	333

Note 9 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2018	2017
Raw materials	$10,608	$13,462
Work-in-process	—	3
Finished goods	18,798	19,363
Inventories	29,406	32,828
Less reserve for excess and obsolete inventory	(2,117)	(368)
Inventories, net	$27,289	$32,460

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$368	$50	$50
Charged to costs and expenses	2,418	388	—
Deductions	(669)	(70)	—
Balance, end of the year	$2,117	$368	$50

Note 10 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31
	2018	2017
Land	$4,372	$4,008
Buildings and leasehold improvements	37,719	37,786
Machinery and equipment	26,995	25,762
Fixed assets in progress	581	3,573
Furniture and fixtures	1,573	1,869
Transportation equipment	1,852	1,802
Computer equipment and software	9,370	12,044
Property and equipment	82,462	86,844
Less accumulated depreciation	(36,977)	(34,058)
Property and equipment, net	$45,485	$52,786

Depreciation expense totaled $7.8 million, $8.4 million, and $6.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
During the years ended December 31, 2018, 2017, and 2016, no impairments were recognized related to property and equipment.

Note 11 — Goodwill
The Company has no reporting units which have a goodwill balance at December 31, 2018.
Goodwill is tested for impairment annually in the fourth quarter, or more frequently if circumstances indicate a potential impairment. During the fourth quarter of 2017, the Company adopted ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. If the carrying amount exceeds the reporting unit’s fair value, the Company will recognize an impairment charge for the excess amount.
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
During annual goodwill impairment testing for the year ended December 31, 2017, the Company first assessed the qualitative factors and was unable to conclude that it was not more likely than not that fair value of the ECT reporting unit exceeded the carrying amount of the reporting unit. Therefore, the Company performed the quantitative impairment test. The result of this testing indicated that the fair value of the ECT reporting unit exceeded the carrying amount, including goodwill, of the reporting unit.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
No impairments of goodwill were recognized during the years ended December 31, 2017 and 2016.

Changes in the carrying amount of goodwill for the ECT reporting unit are as follows (in thousands):

Balance at December 31, 2016:
Goodwill	$37,180
Accumulated impairment losses	—
Goodwill balance, net	37,180
Activity during the year 2017:
Goodwill impairment recognized	—
Acquisition goodwill recognized	—
Balance at December 31, 2017:
Goodwill	37,180
Accumulated impairment losses	—
Goodwill balance, net	37,180
Activity during the year 2018:
Goodwill impairment recognized	(37,180)
Acquisition goodwill recognized	—
Balance at December 31, 2018:
Goodwill	37,180
Accumulated impairment losses	(37,180)
Goodwill balance, net	$—

Note 12 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	December 31,
	2018		2017
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$18,884	$6,689	$9,457	$3,144
Customer lists	15,367	5,259	15,367	4,505
Trademarks and brand names	1,485	1,149	1,532	1,114
Total finite lived intangible assets acquired	35,736	13,097	26,356	8,763
Deferred financing costs	1,924	496	1,791	96
Total amortizable intangible assets	37,660	$13,593	28,147	$8,859
Indefinite lived intangible assets:
Trademarks and brand names	2,760		2,760
Total other intangible assets	$40,420		$30,907

Carrying amount:
Other intangible assets, net	$26,827		$22,048

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired are amortized on a straight-line basis over two to 95 years. Amortization of intangible assets acquired totaled $1.4 million, $1.4 million, and $1.5 million for the years end ended December 31, 2018, 2017, and 2016, respectively.

Amortization of deferred financing costs totaled $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Estimated future amortization expense for other finite lived intangible assets, including deferred financing costs, at December 31, 2018 is as follows (in thousands):

Year ending December 31,
2019	$2,351
2020	2,324
2021	2,315
2022	2,048
2023	1,821
Thereafter	13,208
Other amortizable intangible assets, net	$24,067

During the years ended December 31, 2018, 2017, and 2016, no impairments were recognized related to other intangible assets.

Note 13 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	December 31,
	2018	2017
Long-term debt, classified as current:
Borrowings under revolving credit facility	$49,731	$27,950

Borrowing under the revolving credit facility is classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.

Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company may borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. The Credit Facility continues in effect until May 10, 2022. Under terms of the Credit Facility, as amended, the Company has total borrowing availability of $75 million under a revolving credit facility. A term loan was repaid in May 2017 and may not be re-borrowed. In addition, the Company repaid the outstanding balance of the revolving credit facility on March 1, 2019 (see Note 21).
The Credit Facility was secured by substantially all of the Company’s domestic real and personal property, including accounts receivable, inventory, land, buildings, equipment and other intangible assets. The Credit Facility contained customary representations, warranties, and both affirmative and negative covenants. The Company was in compliance with all debt covenants at December 31, 2018. In the event of default, PNC Bank may accelerate the maturity date of any outstanding amounts borrowed under the Credit Facility.
Effective June 13, 2018, the Company entered into an Eleventh Amendment to the Credit Facility which, among other things, maintained the maximum revolving advance amount at $75 million, but added a collateral block equal to $10 million minus the amount of any collateral value in excess of $75 million and, to the extent not duplicated, any inventory collateral in excess of $52 million. Compliance with the fixed charge coverage ratio and the leverage ratio was suspended through December 31, 2018, as long as there was not a financial covenant trigger event, which occurs if undrawn availability is less than $15 million at any month-end through December 31, 2018. At December 31, 2018, undrawn availability for this calculation was $25.1 million.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contained financial covenants to maintain a fixed charge coverage ratio and a leverage ratio, as well as establishes an annual limit on capital expenditures. The fixed charge coverage ratio is the ratio of (a) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted for non-cash stock-based compensation, during the period to (b) all debt payments during the period. The fixed charge coverage ratio requirement was to begin for the quarter ended March 31, 2019 at 1.10 to 1.00, and for each annualized fiscal quarter in 2019 and thereafter. The leverage ratio (funded debt to adjusted EBITDA) requirement was to begin for the quarter ended March 31, 2019, at not greater than 3.00 to 1.00, and for each annualized fiscal quarter in 2019 and thereafter. These financial covenants would be tested earlier if a financial covenant trigger event occurs. Following a triggering event, the fixed charge coverage ratio must be maintained at no less than 1.10 to 1.00 and the leverage ratio must be maintained at no greater than 3.00 to 1.00 as of the last day of the quarter. The annual limit on capital expenditures for 2018 and each fiscal year thereafter was $26 million. The annual limit on capital expenditures is reduced if the undrawn availability under the revolving credit facility falls below $15 million at any month-end.
The Credit Facility restricted the payment of cash dividends on common stock and limited the amount that may be used to repurchase common stock and preferred stock.
Beginning with fiscal year 2017, the Credit Facility included a provision that 25% of EBITDA minus cash paid for taxes, dividends, debt payments, and unfunded capital expenditures, not to exceed $3.0 million for any year, be paid on the outstanding balance within 75 days of the fiscal year end. For the year ended December 31, 2018, there was no additional payment required based on this provision.
Each of the Company’s domestic subsidiaries was fully obligated for Credit Facility indebtedness as a borrower or as a guarantor.
(a) Revolving Credit Facility
Under the revolving credit facility, the Company may borrow up to $75 million through May 10, 2022. This included a sublimit of $10 million that may be used for letters of credit. The revolving credit facility was secured by substantially all of the Company’s domestic accounts receivable and inventory.
At December 31, 2018, eligible accounts receivable and inventory securing the revolving credit facility provided total borrowing capacity of $66.6 million under the revolving credit facility. Available borrowing capacity, net of outstanding borrowings, was $16.8 million at December 31, 2018.
The interest rate on advances under the revolving credit facility varied based on the fixed charge coverage ratio. Rates ranged (a) between PNC Bank’s base lending rate plus 1.5% to 2.0% or (b) between the London Interbank Offered Rate (LIBOR) plus 2.5% to 3.0%. PNC Bank’s base lending rate was 5.5% at December 31, 2018. The Company was required to pay a monthly facility fee of 0.25% per annum on any unused amount under the commitment based on daily averages. At December 31, 2018, $49.7 million was outstanding under the revolving credit facility, with $(0.3) million borrowed as base rate loans at an interest rate of 7.5% and $50.0 million borrowed as LIBOR loans at an interest rate of 5.51%.
On March 1, 2019, the Company repaid the outstanding balance of the Credit Facility (see Note 21).
(b) Term Loan
The amount borrowed under the term loan was reset to $10 million effective as of September 30, 2016. Monthly principal payments of $0.2 million were required. On May 22, 2017, the Company repaid the outstanding balance of the term loan. No additional amount may be re-borrowed under the term loan.
Debt Maturities
At December 31, 2018, borrowing under the revolving credit facility, which matures on May 10, 2022, is classified a current debt, and therefore, the entire balance is considered to mature in 2019.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 3 — Significant unobservable inputs that are supported by little or no market activity or that are based on the reporting entity’s assumptions about the inputs.
Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2018 and 2017, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the years ended December 31, 2018, 2017, and 2016.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended June 30, 2018, the Company recorded an impairment of $37.2 million for goodwill in the ECT reporting unit (see Note 11). No impairments of goodwill were recognized during the years ended December 31, 2017 and 2016. No impairment of property and equipment or other intangible assets were recognized during the years ended December 31, 2018, 2017, and 2016.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2018 or 2017.

The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit facility	$49,731	$49,731	$27,950	$27,950

The carrying amount of borrowings under the revolving credit facility approximates its fair value because the interest rate is variable.

Note 15 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive.
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2018, 2017, and 2016, since including them would have an anti-dilutive effect on loss per share due to the loss from continuing operations incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.3 million restricted stock units for the year ended December 31, 2018, 0.7 million stock options, before they were converted into common shares during 2017, and 0.7 million restricted stock units for the year ended December 31, 2017, and 0.7 million stock options and 0.8 million restricted stock units for the year ended December 31, 2016.

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per common share computations is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Weighted average common shares outstanding - Basic	57,995	57,580	56,087
Assumed conversions:
Incremental common shares from stock options	—	—	—
Incremental common shares from restricted stock units	—	—	—
Weighted average common shares outstanding - Diluted	57,995	57,580	56,087

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Income Taxes
Components of the income tax (benefit) expense are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$—	$(1,126)	$(3,325)
State	97	587	(126)
Foreign	(740)	488	(526)
Total current	(643)	(51)	(3,977)
Deferred:
Federal	(6,585)	5,994	1,904
State	(89)	214	(85)
Foreign	101	(45)	(46)
Total deferred	(6,573)	6,163	1,773
Income tax (benefit) expense	$(7,216)	$6,112	$(2,204)

The components of (loss) income before income taxes are as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
United States	$(80,034)	$(10,025)	$(5,292)
Foreign	(623)	(1,367)	(1,359)
(Loss) income before income taxes	$(80,657)	$(11,392)	$(6,651)

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	(3.2)	2.5
Non-U.S. income taxed at different rates	0.8	(4.3)	(0.6)
(Increase) decrease in valuation allowance	(3.6)	0.1	(0.2)
Impact of 2017 Tax Cuts and Jobs Act	—	(64.2)	—
Net operating loss carryback adjustment	—	—	(4.7)
Reduction in tax benefit related to stock-based awards	(1.0)	(16.9)	—
Non-deductible expenditures and goodwill	(9.0)	(3.9)	(6.1)
Research and development credit	0.3	3.6	5.7
Other	(0.4)	0.1	1.5
Effective income tax rate	8.9%	(53.7)%	33.1%

Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates.
Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Acts (“2017 Tax Act”), makes significant changes to U.S. federal income tax laws. The 2017 Tax Act, among other things, reduces the corporate income tax rate from 35% to 21%, partially limits the deductibility of business interest expense and net operating losses, provides additional limitations on the deductibility of executive compensation, imposes a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated, and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time. The Company had not completed its determination of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31, 2017. The Company recorded a provisional expense for the effects of the 2017 Tax Act of $7.3 million. The effects of the 2017

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Act on the Company include three main categories: 1) remeasurement of the net deferred tax assets from 35% to 21%, which resulted in tax expense of $5.5 million; 2) a one-time tax on unrepatriated earnings from certain foreign subsidiaries of $0.2 million; and 3) additional limitations on the deductibility of executive compensation, which resulted in tax expense of $1.6 million. The Company completed its review of the 2017 Tax Act in 2018, and there were no material changes in the measurement period.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$30,241	$24,569
Allowance for doubtful accounts	1,073	981
Inventory valuation reserves	1,057	827
Equity compensation	548	685
Goodwill	1,089	—
Accrued compensation	342	222
Foreign tax credit carryforward	4,041	3,955
Interest expense limitation	534	—
Other	50	—
Total gross deferred tax assets	38,975	31,239
Valuation allowance	(4,042)	(1,187)
Total deferred tax assets, net	34,933	30,052
Deferred tax liabilities:
Property and equipment	(6,613)	(6,216)
Intangible assets	(9,657)	(10,084)
Goodwill	—	(365)
Convertible debt	—	(619)
Unearned revenue	—	(52)
Prepaid insurance and other	—	(3)
Total gross deferred tax liabilities	(16,270)	(17,339)
Net deferred tax assets	$18,663	$12,713

As of December 31, 2018, the Company had U.S. net operating loss carryforwards of $127.5 million, including $106.7 million expiring in various amounts in 2029 through 2037 which can offset 100% of taxable income and $20.8 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of certain deferred tax assets and, therefore, recorded a $15.5 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the subsequent events that occurred in the first quarter of 2019 (Note 21) provided a source of income to support the release of $11.5 million of the valuation allowance which resulted in a deferred tax asset of $18.7 million. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2018, the Company had approximately $3.2 million in unremitted earnings for one of its foreign jurisdictions, which were not included for U.S. tax purposes. Due to the 2017 Tax Act, U.S. federal transition taxes have been recorded for a one-time U.S. tax liability on these earnings which have not previously been repatriated to the U.S. However, certain withholding taxes will need to be paid upon repatriation. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company has performed an evaluation and concluded there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2018, which are the years ended December 31, 2015 through December 31, 2018 for U.S. federal taxes and the years ended December 31, 2014 through December 31, 2018 for state tax jurisdictions.
At December 31, 2018, the Company had no unrecognized tax benefits.
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
A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2018	2017
Shares issued at the beginning of the year	60,622,986	59,684,669
Issued as restricted stock award grants	1,539,889	275,029
Issued upon exercise of stock options	—	663,288
Shares issued at the end of the year	62,162,875	60,622,986

Stock-Based Incentive Plans
Stockholders approved long term incentive plans in 2018, 2014, 2010, and 2007 (the “2018 Plan,” the “2014 Plan,” the “2010 Plan,” and the “2007 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, non-employee directors, and service providers in the form of stock options, restricted stock, and certain other incentive awards. The maximum number of shares that may be issued under the 2018 Plan, 2014 Plan, 2010 Plan, and 2007 Plan are 3.0 million, 5.2 million, 6.0 million, and 2.2 million, respectively. At December 31, 2018, the Company had a total of 1.5 million shares remaining to be granted under the 2018 Plan, 2014 Plan, and 2010 Plan. Shares may no longer be granted under the 2007 Plan.
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
The fair value of stock options at the date of grant is calculated using the Black-Scholes option pricing model. The risk free interest rate is based on the implied yield of U.S. Treasury zero-coupon securities that correspond to the expected life of the option. Volatility is estimated based on historical and implied volatilities of the Company’s stock and of identified companies considered to be representative peers of the Company. The expected life of awards granted represents the period of time the options are expected to remain outstanding. The Company uses the “simplified” method which is permitted for companies that cannot reasonably estimate the expected life of options based on historical share option exercise experience. The Company does not expect to pay dividends on common stock. No options were granted to employees during 2018, 2017, and 2016.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The total intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was $2.3 million and $1.0 million, respectively. No stock options vested during the years ended December 31, 2018, 2017, and 2016.
At December 31, 2017, the Company had no remaining outstanding stock options.

Restricted Stock
The Company grants employees either time-vesting or performance-based restricted shares in accordance with terms specified in the Restricted Stock Agreements (“RSAs”). Time-vesting restricted shares vest after a stipulated period of time has elapsed subsequent to the date of grant, generally three years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately. Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria are met. During the year ended December 31, 2018, 84% of the restricted shares granted were time-vesting and 16% were performance-based. Grantees of restricted shares retain voting rights for the granted shares.

Restricted stock share activity for the year ended December 31, 2018 is as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at January 1, 2018	246,258	$12.24
Granted to employees	1,287,484	3.67
RSAs converted from 2016 restricted stock units	252,405	12.02
Vested	(578,114)	10.82
Forfeited	(157,661)	5.52
Non-vested at December 31, 2018	1,050,372	$3.47

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2018, 2017, and 2016 was $3.67, $10.62, and $11.92 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2018, 2017, and 2016 was $6.3 million, $8.6 million, and $15.4 million, respectively.
At December 31, 2018, there was $2.7 million of unrecognized compensation expense related to non-vested restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units
During the year ended December 31, 2018, the Company granted performance-based restricted stock units (“RSUs”) for 407,698 shares equivalents. The performance period for these share equivalents continues until December 31, 2019.
During the year ended December 31, 2017, the Company granted performance-based RSUs for 604,682 share equivalents, which had a performance period through December 31, 2018. No RSUs were earned during this performance period.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock unit share activity for the year ended December 31, 2018 is as follows:

Restricted Stock Unit Shares	Shares	Weighted- Average Fair Value at Date of Grant
RSU share equivalents at January 1, 2018	725,331	$16.41
2016 RSUs converted to RSAs in 2018	(252,405)	12.02
2017 share equivalents forfeited	(121,514)	19.33
2017 share equivalents not earned	(351,412)	18.56
2017 share equivalents	—	—
2018 share equivalents granted	407,698	3.95
2018 share equivalents forfeited	(105,932)	3.95
RSU share equivalents at December 31, 2018	301,766	$3.95

At December 31, 2018, there was $3.2 million of unrecognized compensation expense related to 2018 and 2017 restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.3 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by stockholders on May 18, 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation and participants may not purchase more than 1,000 shares in any one offering period. In addition, for each calendar year, an employee may not be granted purchase rights for Flotek Stock valued over $25,000, as determined at the time such purchase right is granted. The fair value of the discount associated with shares purchased under the plan is recognized as share-based compensation expense and was $0.1 million, $0.1 million, and $0.1 million during the years ended December 31, 2018, 2017, and 2016, respectively. The total fair value of the shares purchased under the plan during the years ended December 31, 2018, 2017, and 2016 was $0.4 million, $0.8 million, and $1.0 million, respectively. The employee payment associated with participation in the plan was satisfied through payroll deductions. Effective after the third quarter 2018 purchase, the Company temporarily suspended the ESPP due to lack of shares.
Share-Based Compensation Expense
Non-cash share-based compensation expense related to restricted stock, restricted stock unit grants, and stock purchased under the Company’s ESPP was $7.1 million, $10.6 million, and $11.4 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2018, 2017, and 2016, the Company purchased 102,333 shares, 199,644 shares, and 238,216 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees that were forfeited are accounted for as treasury stock. During the year ended December 31, 2018, there were no shares surrendered for the exercise of stock options. During the years ended December 31, 2017 and 2016, shares surrendered for the exercise of stock options were 478,287 and 3,225, respectively. These surrendered shares are also accounted for as treasury stock.
Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2018, the Company has repurchased $25 million of its common stock under this authorization.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2018, the Company has repurchased $0.3 million of its common stock under this authorization.
During the year ended December 31, 2018, the Company did not repurchase any shares of its outstanding common stock.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company repurchased 905,000 shares of its outstanding common stock on the open market at a cost of $5.2 million, inclusive of transaction costs, or an average price of $5.75 per share. During the year ended December 31, 2016, the Company did not repurchase any shares of its outstanding common stock.

At December 31, 2018, the Company has $49.7 million remaining under its share repurchase program. A covenant under the Company’s Credit Facility limited the amount that may be used to repurchase the Company’s common stock. At December 31, 2018, this covenant did not permit additional share repurchases.

Note 18 — Commitments and Contingencies
Class Action Litigation
On March 30, 2017, the U.S. District Court for the Southern District of Texas granted the Company’s motion to dismiss the four consolidated putative securities class action lawsuits that were filed in November 2015, against the Company and certain of its officers. The lawsuits were previously consolidated into a single case, and a consolidated amended complaint had been filed. The consolidated amended complaint asserted that the Company made false and/or misleading statements, as well as failed to disclose material adverse facts about the Company’s business, operations, and prospects. The complaint sought an award of damages in an unspecified amount on behalf of a putative class consisting of persons who purchased the Company’s common stock between October 23, 2014 and November 9, 2015, inclusive. The lead plaintiff appealed the District Court’s decision granting the motion to dismiss. On February 7, 2019, a three-judge panel of the United States Court of Appeals for the Fifth Circuit issued a unanimous opinion affirming the District Court’s judgment of dismissal in its entirety.
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
Operating Lease Commitments
The Company has operating leases for office space, vehicles, and equipment. Future minimum lease payments under operating leases at December 31, 2018 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments
2019	$2,562
2020	2,256
2021	2,034
2022	2,001
2023	1,351
Thereafter	9,254
Total	$19,458

Rent expense under operating leases totaled $2.9 million, $2.9 million, and $3.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.
401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All employees are eligible to participate in the plan upon employment. On January 1, 2015, the Company implemented a new matching program. The Company matches contributions at 100% of up to 2% of an employee’s compensation and, if greater, the Company matches contributions at 50% from 5% to 8% of an employee’s compensation.
During the years ended December 31, 2018, 2017, and 2016, compensation expense included $0.7 million, $1.0 million and

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 19 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. The operations of the Company are categorized into one reportable segments: Energy Chemistry Technologies.

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

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the year ended December 31,	Energy Chemistry Technologies	Corporate and Other	Total

2018
Net revenue from external customers	$177,773	$—	$177,773
Income (loss) from operations	(36,817)	(32,994)	(69,811)
Depreciation and amortization	7,107	2,109	9,216
Capital expenditures	2,733	826	3,559

2017
Net revenue from external customers	$243,106	$—	$243,106
Income (loss) from operations	33,611	(43,931)	(10,320)
Depreciation and amortization	7,323	2,445	9,768
Capital expenditures	3,279	918	4,197

2016
Net revenue from external customers	$188,233	$—	$188,233
Income (loss) from operations	29,014	(45,982)	(16,968)
Depreciation and amortization	5,935	2,237	8,172
Capital expenditures	10,674	2,398	13,072

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets of the Company by reportable segments are as follows (in thousands):

	December 31, 2018	December 31, 2017
Energy Chemistry Technologies	$139,205	$172,799
Corporate and Other	28,208	35,871
Total segments	167,413	208,670
Held for sale	118,470	121,218
Total assets	$285,883	$329,888

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
U.S.	$146,421	$219,517	$164,596
Other countries	31,352	23,589	23,637
Total	$177,773	$243,106	$188,233

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Year ended December 31,
	2018	2017	2016
Customer A	12.2%	*	*
Customer B	10.1%	*	16.4%
Customer C	*	16.7%	21.9%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 — Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2018
Revenue (1)	$41,069	$39,546	$53,709	$43,449	$177,773
Loss from operations (1)	(9,223)	(47,140)	(4,080)	(9,368)	(69,811)

(Loss) income from continuing operations (1)	$(9,528)	$(68,987)	$(4,869)	$9,943	$(73,441)
Income (loss) from discontinued operations, net of tax	9,595	(6,404)	937	(1,385)	2,743
Net (loss) income	67	(75,391)	(3,932)	8,558	(70,698)
Net loss attributable to noncontrolling interests	—	357	—	1	358
Net loss attributable to Flotek Industries, Inc. (Flotek)	$67	$(75,034)	$(3,932)	$8,559	$(70,340)

Amounts attributable to Flotek shareholders:
(Loss) income from continuing operations (1)	$(9,528)	$(68,630)	$(4,869)	$9,944	$(73,083)
Income (loss) from discontinued operations, net of tax	9,595	(6,404)	937	(1,385)	2,743
Net income (loss) attributable to Flotek	$67	$(75,034)	$(3,932)	$8,559	$(70,340)

Basic earnings (loss) per common share (2):
Continuing operations	$(0.17)	$(1.19)	$(0.08)	$0.17	$(1.26)
Discontinued operations	0.17	(0.11)	0.02	(0.02)	0.05
Basic earnings (loss) per common share	$—	$(1.30)	$(0.06)	$0.15	$(1.21)
Diluted earnings (loss) per common share (2):
Continuing operations	$(0.17)	$(1.19)	$(0.08)	$0.17	$(1.26)
Discontinued operations	0.17	(0.11)	0.02	(0.02)	0.05
Diluted earnings (loss) per common share	$—	$(1.30)	$(0.06)	$0.15	$(1.21)

2017
Revenue (1)	$60,765	$65,875	$61,167	$55,299	$243,106
(Loss) income from operations (1)	(4,326)	(2,469)	(4,088)	563	(10,320)

Loss from continuing operations (1)	$(3,041)	$(1,835)	$(4,275)	$(8,353)	$(17,504)
(Loss) income from discontinued operations, net of tax	(8,937)	(1,991)	1,173	(136)	(9,891)
Net loss	$(11,978)	$(3,826)	$(3,102)	$(8,489)	$(27,395)

Basic earnings (loss) per common share (2):
Continuing operations	$(0.05)	$(0.03)	$(0.07)	$(0.15)	$(0.30)
Discontinued operations	(0.15)	(0.03)	0.02	—	(0.17)
Basic earnings (loss) per common share	$(0.20)	$(0.06)	$(0.05)	$(0.15)	$(0.47)
Diluted earnings (loss) per common share (2):
Continuing operations	$(0.05)	$(0.03)	$(0.07)	$(0.15)	$(0.30)
Discontinued operations	(0.15)	(0.03)	0.02	—	(0.17)
Diluted earnings (loss) per common share	$(0.20)	$(0.06)	$(0.05)	$(0.15)	$(0.47)

(1) Amounts exclude impact of discontinued operations.
(2) The sum of the quarterly earnings (loss) per share (basic and diluted) may not agree to the earnings (loss) per share for the year due to the timing of common stock issuances.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 — Subsequent Events
On January 10, 2019, the Company entered into a Share Purchase Agreement with Archer Daniels-Midland Company (“ADM”) for the sale of all of the shares representing membership interest in its wholly owned subsidiary, Florida Chemical Company, LLC, which represents the CICT segment.
Effective February 28, 2019, the Company completed the sale of the CICT segment to ADM for $175.0 million in cash consideration, with $4.4 million temporarily held in escrow by ADM for post-closing working capital adjustments for up to 90 days and $13.1 million temporarily held in escrow by ADM with releases at 6 months, 12 months, and 15 months to satisfy potential indemnification claims. The Company expects to recognize a gain on the sale of approximately $62 million to $66 million, pending post-closing adjustments.
Upon closing of the above transaction, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility on March 1, 2019, and subsequently terminated the Credit Facility with PNC Bank.

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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2018, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control – Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

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

10.1	†	2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on July 13, 2010).
10.2		Amended and Restated Revolving Credit, Term Loan and Security Agreement dated May 10, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 13, 2013).
10.3
First Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2014).

10.4	†	2014 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on April 18, 2014).
10.5
Fifth Amended and Restated Service Agreement, dated as of April 15, 2014, between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2014).

10.6	†	Letter Agreement, dated as of April 15, 2014, between the Company and John Chisholm (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 21, 2014).
10.7
Second Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 10, 2014).

10.8
Third Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated June 19, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2015).

10.9
Fourth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 23, 2015).

10.10	†	Employment Agreement, dated effective January 1, 2016 between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2016).
10.11
Fifth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated effective March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2016).

10.12		Form of Subscription Agreement, dated as of July 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2016).
10.13
Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated effective September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2016).

10.14	†	Retirement Agreement, dated February 14, 2017, between Robert M. Schmitz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2017).
10.15	†	Retirement Agreement, dated February 16, 2017, between Steve Reeves and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 17, 2017).
10.16	†
Letter Agreement, dated February 13, 2017, among the Company, Protechnics II, Inc. and Chisholm Management, Inc. amending the Fifth Amended and Restated Service Agreement among such parties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 17, 2017).

10.17
Seventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement and Sixth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of March 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2017).

Exhibit Number		Exhibit Title
10.18
Asset Purchase Agreement, dated May 2, 2017, by and among National Oilwell DHT, L.P., Dreco Energy Services ULC, and National Oilwell Varco, L.P., the buyers, Teledrift Company, Turbeco, inc., Flotek Technologies ULC, and Flotek Industries FZE, the sellers, and Flotek Industries, Inc (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2017).

10.19
Eighth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

10.20
Ninth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of July 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

10.21
Tenth Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated effective as of September 29, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 3, 2017).

10.22	†
Confidential Severance and Release Agreement, dated effective October 12, 2017, between the Company and Robert Bodnar (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2017).

10.23	†	Employment Agreement, dated effective March 16, 2018, between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 22, 2018).
10.24	†	Employment Agreement, dated effective March 16, 2018, between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 22, 2018).
10.25	†	Employment Agreement, dated effective March 16, 2018, between the Company and Matthew B. Marietta (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 22, 2018).
10.26	†
Form of Restricted Stock Agreement, dated March 16, 2018, between the Company and Joshua A. Snively, Sr. and Matthew B. Marietta (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 22, 2018).

10.27	†	Form of Restricted Stock Agreement, dated March 16, 2018, between the Company and H. Richard Walton (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on March 22, 2018).
10.28	†	2018 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on March 30, 2018).
10.29
Eleventh Amendment to Amended and Restated Revolving Credit, Term Loan and Security Agreement dated June 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 13, 2018).

10.30	†
Employment Agreement, dated effective December 20, 2018, between the Company and Elizabeth T. Wilkinson (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2018).

10.31	†
Form of Restricted Stock Agreement, dated December 27, 2018, between the Company and Elizabeth T. Wilkinson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2018).

21	*	List of Subsidiaries.
23.1	*	Consent of Moss Adams LLP.
23.2	*	Consent of Hein & Associates LLP.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Schema Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Label Linkbase Document.
101.PRE	*	XBRL Presentation Linkbase Document.
101.DEF	*	XBRL Definition Linkbase Document.

*		Filed with this Form 10-K.
**		Furnished with this Form 10-K, not filed.
†		Management contracts or compensatory plans or agreements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board
Date: March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. CHISHOLM	President, Chief Executive Officer, and Chairman of the Board	March 8, 2019
John W. Chisholm	(Principal Executive Officer)
/s/ ELIZABETH T. WILKINSON	Chief Financial Officer	March 8, 2019
Elizabeth T. Wilkinson	(Principal Financial Officer and Principal Accounting Officer)
/s/ MICHELLE M. ADAMS	Director	March 8, 2019
Michelle M. Adams
/s/ TED D. BROWN	Director	March 8, 2019
Ted D. Brown
/s/ L. MELVIN COOPER	Director	March 8, 2019
L. Melvin Cooper
/s/ L.V. “BUD” MCGUIRE	Director	March 8, 2019
L.V. “Bud” McGuire
/s/ DAVID NIERENBERG	Director	March 8, 2019
David Nierenberg
/s/ KATHERINE T. RICHARD	Director	March 8, 2019
Katherine T. Richard