Form 10-Q
period 2019-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2019-05-09
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-13270

FLOTEK INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	90-0023731 (I.R.S. Employer Identification No.)

10603 W. Sam Houston Parkway N., Suite 300 Houston, TX (Address of principal executive offices)	77064 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTK	New York Stock Exchange
As of April 30, 2019, there were 57,463,627 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$96,753	$3,044
Restricted cash	660	—
Accounts receivable, net of allowance for doubtful accounts of $1,465 and $1,190 at March 31, 2019 and December 31, 2018, respectively	37,178	37,047
Inventories, net	34,358	27,289
Income taxes receivable	3,351	3,161
Assets held for sale	—	118,470
Other current assets	20,373	5,771
Total current assets	192,673	194,782
Property and equipment, net	42,989	45,485
Operating lease right-of-use assets	18,202	—
Deferred tax assets, net	599	18,663
Other intangible assets, net	24,978	26,827
Other long-term assets	3,351	126
TOTAL ASSETS	$282,792	$285,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,798	$15,011
Accrued liabilities	12,518	10,335
Income taxes payable	2,054	—
Interest payable	—	8
Liabilities held for sale	—	9,174
Current portion of lease liabilities	713	—
Long-term debt, classified as current	—	49,731
Total current liabilities	29,083	84,259
Operating lease liabilities	18,416	—
Finance lease liabilities	130	—
Deferred tax liabilities, net	116	—
Total liabilities	47,745	84,259
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 62,198,912 shares issued and 57,462,355 shares outstanding at March 31, 2019; 62,162,875 shares issued and 57,342,279 shares outstanding at December 31, 2018	6	6
Additional paid-in capital	344,004	343,536
Accumulated other comprehensive income (loss)	(1,022)	(1,116)
Retained earnings (accumulated deficit)	(74,573)	(107,565)
Treasury stock, at cost; 3,845,173 and 3,770,224 shares at March 31, 2019 and December 31, 2018, respectively	(33,368)	(33,237)
Total stockholders’ equity	235,047	201,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,792	$285,883

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenue	$43,256	$41,069
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	44,599	36,655
Corporate general and administrative	7,281	8,493
Depreciation and amortization	2,260	2,333
Research and development	2,285	2,754
Loss on disposal of long-lived assets	1,097	57
Total costs and expenses	57,522	50,292
Loss from operations	(14,266)	(9,223)
Other (expense) income:
Interest expense	(1,998)	(516)
Other income (expense), net	110	(111)
Total other expense	(1,888)	(627)
Loss before income taxes	(16,154)	(9,850)
Income tax benefit	774	322
Loss from continuing operations	(15,380)	(9,528)
Income from discontinued operations, net of tax	48,372	9,595
Net income	$32,992	$67

Basic earnings (loss) per common share:
Continuing operations	$(0.26)	$(0.17)
Discontinued operations, net of tax	0.83	0.17
Basic earnings (loss) per common share	$0.57	$—

Diluted earnings (loss) per common share:
Continuing operations	$(0.26)	$(0.17)
Discontinued operations, net of tax	0.83	0.17
Diluted earnings (loss) per common share	$0.57	$—

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	58,373	57,259
Weighted average common shares used in computing diluted earnings (loss) per common share	58,373	57,259

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2019	2018
Loss from continuing operations	$(15,380)	$(9,528)
Income from discontinued operations, net of tax	48,372	9,595
Net income	32,992	67
Other comprehensive income (loss):
Foreign currency translation adjustment	94	(179)
Comprehensive income (loss)	$33,086	$(112)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$32,992	$67
Income from discontinued operations, net of tax	48,372	9,595
Loss from continuing operations	(15,380)	(9,528)
Adjustments to reconcile loss from continuing operations to net cash used in by operating activities:
Depreciation and amortization	2,260	2,333
Amortization of deferred financing costs	1,428	96
Provision for doubtful accounts	366	(43)
Provision for excess and obsolete inventory	—	1,305
Loss on disposal of long-lived assets	1,097	57
Non-cash lease expense	230	—
Stock compensation expense	456	1,899
Deferred income tax provision (benefit)	17,860	(7,662)
Reduction in tax benefit related to share-based awards	24	3
Changes in current assets and liabilities:
Restricted cash	(660)	—
Accounts receivable, net	(474)	1,715
Inventories, net	(7,031)	5,729
Income taxes receivable	(247)	(1)
Other current assets	(18,661)	331
Accounts payable	(1,216)	(781)
Accrued liabilities	(8,193)	(7,599)
Income taxes payable	2,428	—
Interest payable	(8)	(37)
Net cash used in operating activities	(25,721)	(12,183)
Cash flows from investing activities:
Capital expenditures	(461)	(1,377)
Proceeds from sales of business	169,722	—
Proceeds from sale of assets	132	80
Purchase of patents and other intangible assets	(103)	(117)
Net cash provided by (used in) investing activities	169,290	(1,414)
Cash flows from financing activities:
Borrowings on revolving credit facility	42,984	76,266
Repayments on revolving credit facility	(92,715)	(64,475)
Debt issuance costs	—	(8)
Purchase of treasury stock related to share-based awards	(131)	(3)
Proceeds from sale of common stock	—	146
Net cash provided by (used in) financing activities	(49,862)	11,926
Discontinued operations:
Net cash (used in) provided by operating activities	(337)	430
Net cash provided by (used in) investing activities	337	(430)
Net cash flows provided by discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	2	(48)
Net increase (decrease) in cash and cash equivalents	93,709	(1,719)
Cash and cash equivalents at the beginning of period	3,044	4,584
Cash and cash equivalents at the end of period	$96,753	$2,865

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$(1,116)	$(107,565)	$—	$201,624
Net income	—	—	—	—	—	—	32,992	—	32,992
Foreign currency translation adjustment	—	—	—	—	—	94	—	—	94
Restricted stock granted	36	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	34	—	—	—	—	—	—
Treasury stock purchased	—	—	41	(131)	—	—	—	—	(131)
Stock compensation expense	—	—	—	—	468	—	—	—	468
Balance, March 31, 2019	62,199	$6	3,845	$(33,368)	$344,004	$(1,022)	$(74,573)	$—	$235,047

	Three months ended March 31, 2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
Net income	—	—	—	—	—	—	67	—	67
Foreign currency translation adjustment	—	—	—	—	—	(179)	—	—	(179)
Stock issued under employee stock purchase plan	—	—	(28)	—	146	—	—	—	146
Restricted stock granted	538	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	5	—	—	—	—	—	—
Treasury stock purchased	—	—	1	(3)	—	—	—	—	(3)
Stock compensation expense	—	—	—	—	1,924	—	—	—	1,924
Balance, March 31, 2018	61,161	$6	3,599	$(33,067)	$338,137	$(1,063)	$(37,158)	$358	$267,213

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is an international energy chemistry technology-driven company that develops and supplies chemistry and services to the oil and gas industry. Flotek also supplied high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets, classified as discontinued operations at December 31, 2018.
The Company’s oilfield business includes specialty chemistries and logistics which enable its customers to pursue improved efficiencies in the drilling and completion of their wells. The Company also provides automated bulk material handling, loading facilities, and blending capabilities. In the segment reported as discontinued operations at December 31, 2018, the Company processed citrus oil to produce (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the oil and gas (“O&G”) industry.
Flotek operates in over 15 domestic and international markets. Customers include major integrated O&G companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also served customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies, reported as discontinued operations at December 31, 2018.
Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell this business. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial Chemistry Technologies segment as discontinued operations. The results of operations of this segment are presented as “Income from discontinued operations” in the statement of operations and the related cash flows of this segment has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Consumer and Industrial Chemistry Technologies segment have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of lease liabilities, and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, current portion of lease liabilities, and finance lease liabilities in the consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commencement date based on the present value of lease payments over the lease term. As the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has some lease agreements that contain both lease and non-lease components. The Company has elected to account for such leases as having a single lease component.
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
Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2019, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This standard (ASC 842) requires the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP (ASC 840). The Company adopted ASC 842 using the optional transition method. Consequently, the Company’s reporting for the comparative periods presented prior to 2019 in the financial statements will continue to be in accordance with ASC 840. Upon adoption, the Company recorded operating lease ROU assets and corresponding operating lease liabilities, net of deferred rent, of approximately $18.4 million, representing the present value of future lease payments under operating leases with terms of greater than twelve months. The adoption of this standard did not have a material impact on the consolidated statements of operations or cash flows. Refer to Note 4 — “Leases” for further information surrounding adoption of this new standard.
Effective January 1, 2019, the Company adopted ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
Effective January 1, 2019, the Company adopted ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
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
On January 10, 2019, the Company entered into a Share Purchase Agreement with Archer-Daniels-Midland Company (“ADM”) for the sale of all of the shares representing membership interests in its wholly owned subsidiary, Florida Chemical Company, LLC, which represented the CICT segment.
Effective February 28, 2019, the Company completed the sale of the CICT segment to ADM for $175.0 million in cash consideration, with $4.4 million temporarily held in escrow by ADM for post-closing working capital adjustments for up to 90 days and $13.1 million temporarily held in escrow to satisfy potential indemnification claims by ADM with anticipated releases at 6 months, 12 months, and 15 months.
Concurrent with the closing of the sale of the CICT segment, the Company retained $11.1 million of historical inventory previously held by the CICT segment. In addition, the Company executed a long-term supply agreement for terpene product through September 2023, with an option to extend for an additional year. This agreement secures the Company’s access to a sufficient supply of terpene and includes a minimum annual purchase requirement during the term of the agreement.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Consumer and Industrial Chemistry Technologies
Revenue	$11,031	$19,447
Operating expenses	(11,572)	(16,170)
Depreciation and amortization	—	(669)
Research and development	(69)	(170)
(Loss) income from operations	(610)	2,438
Other income (expense)	35	(174)
Gain on sale of business	69,793	—
Income before income taxes	69,218	2,264
Income tax (expense) benefit	(20,846)	7,331
Net income from discontinued operations	$48,372	$9,595

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

	Consumer and Industrial Chemistry Technologies
	March 31, 2019	December 31, 2018
Assets:
Accounts receivable, net	$—	$10,547
Inventories, net	—	52,069
Other current assets	—	446
Property and equipment, net	—	15,899
Goodwill	—	19,480
Other intangible assets, net	—	20,029
Assets held for sale	—	118,470
Valuation allowance	—	—
Assets held for sale, net	$—	$118,470
Liabilities:
Accounts payable	$—	$8,883
Accrued liabilities	—	291
Liabilities held for sale	$—	$9,174

Note 4 — Leases
Effective January 1, 2019, the Company adopted ASC 842 using the prospective method applied to those leases which were not completed as of December 31, 2018. The Company has operating leases for corporate offices, research and development facilities, warehouses, and sales offices. The leases have remaining lease terms of 1 year to 19 years, some of which include options to extend the leases for up to 10 years. In addition, the Company has finance leases for equipment. These leases commenced on March 31, 2019 and have remaining lease terms of 64 months. There have been no payments or any expense recognized in connection with these finance leases as of March 31, 2019.
Upon adoption, the Company recorded operating lease ROU assets and corresponding operating lease liabilities, net of deferred rent, of approximately $18.4 million, representing the present value of future lease payments under operating leases with terms of greater than twelve months. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

Three months ended March 31,
2019
Operating lease expense	$653
Short-term lease expense	43
Total lease expense	$696

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$582

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$1,756	$29
2020	2,346	39
2021	2,305	39
2022	2,269	39
2023	2,178	39
Thereafter	25,859	22
Total lease payments	$36,713	$207
Less: Interest	(17,621)	(40)
Present value of lease liabilities	$19,092	$167

Supplemental balance sheet information related to leases is as follows (in thousands):

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$18,202

Current portion of lease liabilities	$676
Operating lease liabilities	18,416
Total operating lease liabilities	$19,092

Finance Leases
Property and equipment	$210
Accumulated depreciation	—
Property and equipment, net	$210

Current portion of lease liabilities	$37
Finance lease liabilities	130
Total finance lease liabilities	$167

Weighted Average Remaining Lease Term
Operating leases	15.7 years
Finance leases	5.3 years

Weighted Average Discount Rate
Operating leases	8.9%
Finance leases	8.5%

Note 5 — Revenue from Contracts with Customers
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In recognizing revenue for products and services, the Company determines the transaction price of purchase orders or contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services are distinct within the context of the contract. Variable consideration typically consists of product returns and is estimated based on the amount of consideration the Company expects to receive. Revenue accruals are recorded on an ongoing basis to reflect updated variable consideration information.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three months ended March 31, 2019 and 2018, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities, for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
The vast majority of the Company’s products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30 days from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the three months ended March 31, 2019 and 2018.
The Company differentiates revenue and operating expenses (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and operating expenses (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended March 31,
	2019	2018
Revenue:
Products	$42,072	$39,929
Services	1,184	1,140
	$43,256	$41,069
Operating expenses (excluding depreciation and amortization):
Products	$44,078	$35,181
Services	521	1,474
	$44,599	$36,655

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Supplemental cash payment information:
Interest paid	$578	$457
Income taxes paid, net of refunds	22	71

Note 7 — Inventories
Inventories are as follows (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$19,636	$10,608
Work-in-process	—	—
Finished goods	16,138	18,798
Inventories	35,774	29,406
Less reserve for excess and obsolete inventory	(1,416)	(2,117)
Inventories, net	$34,358	$27,289

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2019	December 31, 2018
Land	$4,372	$4,372
Buildings and leasehold improvements	37,742	37,719
Machinery and equipment	26,601	26,995
Fixed assets in progress	888	581
Furniture and fixtures	1,574	1,573
Transportation equipment	1,665	1,852
Computer equipment and software	5,401	9,370
Property and equipment	78,243	82,462
Less accumulated depreciation	(35,254)	(36,977)
Property and equipment, net	$42,989	$45,485

Depreciation expense totaled $1.8 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019 and 2018, no impairments were recognized related to property and equipment.
Note 9 — Goodwill
The Company has no reporting units which had a goodwill balance at December 31, 2018, and there were no acquisitions during the three months ended March 31, 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$18,941	$6,955	$18,884	$6,689
Customer lists	15,367	5,447	15,367	5,259
Trademarks and brand names	1,473	1,161	1,485	1,149
Total finite-lived intangible assets acquired	35,781	13,563	35,736	13,097
Deferred financing costs	—	—	1,924	496
Total amortizable intangible assets	35,781	$13,563	37,660	$13,593
Indefinite-lived intangible assets:
Trademarks and brand names	2,760		2,760
Total other intangible assets	$38,541		$40,420

Carrying value:
Other intangible assets, net	$24,978		$26,827

Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.5 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.
Amortization of deferred financing costs totaled $1.4 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.
Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	March 31, 2019	December 31, 2018
Long-term debt, classified as current:
Borrowings under revolving credit facility	$—	$49,731

Borrowing under the revolving credit agreement was classified as current debt as a result of the required lockbox arrangement and the subjective acceleration clause.
Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company could borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. The Credit Facility was to continue in effect until May 10, 2022. Under terms of the Credit Facility, the Company had total borrowing availability of $75 million under a revolving credit facility, including a sublimit of $10 million that could be used for letters of credit. On March 1, 2019, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility, and simultaneously terminated the Credit Facility with PNC Bank.
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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2019 and 2018, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

0.2 million restricted stock units for the three months ended March 31, 2019, and 0.5 million restricted stock units for the three months ended March 31, 2018.
A reconciliation of the number of shares used for the basic and diluted earnings (loss) per common share computations is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Weighted average common shares outstanding - Basic	58,373	57,259
Assumed conversions:
Incremental common shares from stock options	—	—
Incremental common shares from restricted stock units	—	—
Weighted average common shares outstanding - Diluted	58,373	57,259

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had total cash of $96.8 million, which consisted of cash equivalents of $49.0 million in a government money market account and cash deposits of $45.0 million in an interest bearing demand deposit account and $2.8 million in operating cash accounts, at March 31, 2019, and $3.0 million, which consisted of no cash equivalents and cash deposits of $3.0 million in operating cash accounts, at December 31, 2018.
The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit facility	—	—	49,731	49,731

The carrying amount of borrowings under the revolving credit facility approximates its fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. No impairments of any of these assets were recognized during the three months ended March 31, 2019 and 2018.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.5	(7.5)
Non-U.S. income taxed at different rates	1.3	20.7
Reduction in tax benefit related to stock-based awards	(2.3)	(44.2)
Non-deductible expenses	(0.6)	(8.3)
Research and development credit	0.8	24.7
Increase in valuation allowance	(15.7)	(3.1)
Other	(0.2)	—
Effective income tax rate	4.8%	3.3%

Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates.
Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it was more likely than not that it would not realize the benefits of certain deferred tax assets and, therefore, recorded a $15.5 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the sale of the CICT segment provided a source of income to support the release of $11.5 million of the valuation allowance which resulted in a deferred tax asset of $18.7 million. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018. The increase in the valuation allowance during the three months ended March 31, 2019, reflects management’s evaluation of deferred tax assets more-likely-than-not to be used after giving consideration to the gain from the sale of the CICT segment and anticipated results of operations.
In January 2017, the Internal Revenue Service notified the Company that it will examine the Company’s federal tax returns for the year ended December 31, 2014. The examination included (1) the corporate returns and (2) employment tax matters. The IRS fieldwork has been completed in relation to the corporate returns with no adverse findings. Further discussion of the employment tax matter can be found in Note 18 — “Related Party Transaction”.
Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of changes in common shares issued during the three months ended March 31, 2019 is as follows:

Shares issued at December 31, 2018	62,162,875
Issued as restricted stock award grants	36,037
Shares issued at March 31, 2019	62,198,912

Stock Repurchase Program
In June 2015, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2017, the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company had repurchased $0.3 million of its common stock under this authorization. During the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of its outstanding common stock under this authorization.
At March 31, 2019, the Company has $49.7 million remaining under its share repurchase programs.
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

•
Energy Chemistry Technologies designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas (“O&G”) well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Activities in this segment also include construction and management of automated material handling facilities and management of loading facilities and blending operations for oilfield services companies.

The Company evaluates performance based upon a variety of criteria. The primary financial measure is segment operating income. Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income taxes are not allocated to the reportable segment.
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended March 31,	Energy Chemistry Technologies	Corporate and Other	Total
2019
Net revenue from external customers	$43,256	$—	$43,256
Income (loss) from operations	(5,334)	(8,932)	(14,266)
Depreciation and amortization	1,785	475	2,260
Capital expenditures	461	—	461

2018
Net revenue from external customers	$41,069	$—	$41,069
Income (loss) from operations	(166)	(9,057)	(9,223)
Depreciation and amortization	1,769	564	2,333
Capital expenditures	1,011	366	1,377

Assets of the Company by reportable segments are as follows (in thousands):

	March 31, 2019	December 31, 2018
Energy Chemistry Technologies	$157,636	$139,205
Corporate and Other	125,156	28,208
Total segments	282,792	167,413
Held for sale	—	118,470
Total assets	$282,792	$285,883

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue, except as noted below. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2019	2018
U.S.	$38,875	$36,710
Other countries	4,381	4,359
Total	$43,256	$41,069

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended March 31,
	2019	2018
Customer A	19.0%	*
Customer B	12.6%	*
Customer C	*	10.7%

* This customer did not account for more than 10% of revenue.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Related Party Transaction
In January 2017, the Internal Revenue Service (“IRS”) notified the Company that it was examining the Company’s federal tax returns for the year ended December 31, 2014. As a result of this examination, the IRS informed the Company on May 1, 2019 that certain employment taxes related to the CEO’s compensation were not properly withheld in 2014 and proposed an adjustment. As the Company has a statutory obligation to collect and withhold employment taxes, management reviewed the CEO’s compensation for tax year 2014, as well as tax years 2015 through 2018, in order to estimate the Company’s potential outstanding employment tax liability in connection with this matter. Upon completion of this review, management believes the Company’s total potential exposure in this matter for 2014 through 2018 is approximately $2.4 million. The CEO’s affiliated companies through which he provided his services have agreed to indemnify the Company for such taxes, and the CEO has executed a personal guaranty in favor of Flotek, supporting this indemnification. As such, the Company recorded an accrued liability for the potential exposure to the IRS in the amount of $2.4 million, with a corresponding receivable, recorded in other current assets, from the CEO’s affiliated companies for the same amount relating to such indemnification obligation during the three months ended March 31, 2019.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto of this Quarterly Report, as well as the Annual Report. Phrases such as “Company,” “we,” “our,” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
Basis of Presentation
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell this business. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial Chemistry Technologies segment as discontinued operations. The results of operations of this segment are presented as “Income from discontinued operations” in the statement of operations and the related cash flows of this segment has been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Consumer and Industrial Chemistry Technologies segment have been reclassified to “Assets held for sale” and “Liabilities held for sale,” respectively, in the consolidated balance sheets for all periods presented. During the first quarter of 2019, the Company completed the sale of this segment.
Executive Summary
Flotek is an international energy chemistry technology-driven company that develops and supplies chemistries and services to the oil and gas industry. Through February 28, 2019, Flotek also provided high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets. Flotek operates in over 15 domestic and international markets.
The Company’s oilfield business includes specialty chemistries and logistics which enable its customers to pursue improved efficiencies in the drilling and completion of their wells. Customers include major integrated oil and gas (“O&G”) companies, oilfield services companies, independent O&G companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. Through February 28, 2019, the Company also produced non-energy-related citrus oil and related products, classified as discontinued operations, including (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the O&G industry. Additionally, the Company also provides automated bulk material handling, loading facilities, and blending capabilities.

Continuing Operations
The operations of the Company are categorized into one reportable segment: Energy Chemistry Technologies (“ECT”).

•
Energy Chemistry Technologies designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas (“O&G”) well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Flotek’s specialty chemistries possess enhanced performance characteristics and are manufactured to perform in a broad range of basins and reservoirs with varying downhole pressures, temperatures and other well-specific conditions customized to customer specifications. This segment has technical services laboratories and a research and innovation laboratory that focus on design improvements, development and viability testing of new chemistry formulations, and continued enhancement of existing products.

Discontinued Operations
In the first quarter of 2019, the Consumer and Industrial Chemistry Technologies segment was sold and is classified as discontinued operations.

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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crops,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended March 31,
	2019	2018	% Change
Average North American Active Drilling Rigs
U.S.	1,043	966	8.0%
Canada	183	269	(32.0)%
Total	1,226	1,235	(0.7)%
Average U.S. Active Drilling Rigs by Type
Vertical	61	63	(3.2)%
Horizontal	919	833	10.3%
Directional	63	70	(10.0)%
Total	1,043	966	8.0%
Average North American Drilling Rigs by Product
Oil	960	959	0.1%
Natural Gas	266	276	(3.6)%
Total	1,226	1,235	(0.7)%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of April 15, 2019.
Average U.S. rig activity increased by 8.0% for the three months ended March 31, 2019, when compared to the same period of 2018, and decreased by 2.8% when compared to the fourth quarter of 2018.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on April 15, 2019, completions in the seven most prolific areas in the lower 48 states increased 16.9% for the three months ended March 31, 2019, when compared to the same period of 2018. Completions increased 3.2% when compared to the fourth quarter of 2018.
Company Outlook
After a continuous decline in U.S. drilling activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although oil and gas markets have improved, the level of drilling and completion activity remains lower than previous levels experienced before the downturn in 2014. Assuming the price for crude oil remains relatively stable and regulatory impediments are limited, the Company expects global oilfield activity to remain stable throughout 2019.
During the first quarter of 2019, the Company continued to analyze and promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries and its Prescriptive Chemistry Management® (“PCM®”) offering. Although quarter-to-quarter performance may vary, the Company expects to continue to penetrate the market over time by demonstrating the efficacy of its CnF® chemistries and reservoir-centric full fluid systems via PCM®. The Company will continue to demonstrate the value and benefit of Flotek chemistries through comparative analysis of wells with and without Flotek chemistries and field validation results conducted in partnership with exploration and production (“E&P”) companies. Flotek is experiencing a notable shift in purchasing behaviors in which E&P companies are seeking greater transparency, control and efficacy in their fluid systems, as they see diminishing returns on mechanical factors in their completion designs, such as proppant loading, fluid loading, and lateral length in their completion. As a result, they are focusing more on sourcing consumables, including chemistry, directly from manufacturers and providers of these products. This trend has created significant changes in Flotek’s customer base, product portfolio, and sales efforts and continues to influence changes in inventory and distribution strategies, capital allocation, and the business model for the Company. While these challenges are expected to persist in the near-term, the Company believes it can grow its client base and revenue opportunities over time.
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
Capital expenditures for continuing operations totaled $0.5 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively. The Company expects maintenance capital spending of approximately $4.0 million in 2019, and does not have any specific growth capital projects currently planned or committed. During the first quarter of 2019, the Company formed a Strategic Capital Committee that will consider these possible growth capital projects going forward. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant, and will focus any growth capital spending program on uses that generate positive returns and to areas that pose a strategic long-term benefit.
During the first quarter and into the beginning of the second quarter of 2019, the Company lost several key sales personnel due to the competitive nature of the Company’s industry. While the near term sales outlook may be negatively impacted, which could result in a decrease in revenues during the remainder of 2019, the Company believes the relationships built with its customers and the demonstrated value and benefit of Flotek’s chemistries will help to mitigate the potential revenue declines. Further, in April 2019, the Company hired a new Senior Vice President of Global Sales & Business Development that will lead the Company’s domestic and international sales and business development strategies.
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

Results of Continuing Operations (in thousands):

	Three months ended March 31,
	2019	2018
Revenue	$43,256	$41,069
Operating expenses (excluding depreciation and amortization)	44,599	36,655
Operating expenses %	103.1%	89.3%
Corporate general and administrative	7,281	8,493
Corporate general and administrative %	16.8%	20.7%
Depreciation and amortization	2,260	2,333
Research and development costs	2,285	2,754
Loss on disposal of long-lived assets	1,097	57
Loss from operations	(14,266)	(9,223)
Operating margin %	(33.0)%	(22.5)%
Interest and other expense, net	(1,888)	(627)
Loss before income taxes	(16,154)	(9,850)
Income tax benefit	774	322
Loss from continuing operations	(15,380)	(9,528)
Income from discontinued operations, net of tax	48,372	9,595
Net income	$32,992	$67
Consolidated Results of Operations: Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018
Consolidated revenue for the three months ended March 31, 2019, increased $2.2 million, or 5.3%, versus the same period of 2018. The increase in revenue was driven by changes in product mix and an ongoing transition related to the Company selling progressively more to oil and gas company end users rather than through energy service companies.
Consolidated operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2019, increased $7.9 million, or 21.7%, compared to the same period of 2018, and, as a percentage of revenue, increased to 103.1% for the three months ended March 31, 2019, from 89.3%, in the same period of 2018. The increase is primarily due to increased material and labor costs, as well as higher logistics expenditures.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $1.2 million, or 14.3%, for the three months ended March 31, 2019, versus the same period of 2018. As a percentage of revenue, CG&A decreased 3.9% for the three months ended March 31, 2019. The decrease in CG&A costs were primarily due to continuing the aggressive cost reduction measures which began in the last quarter of 2017, lower incentive and stock compensation expense, decreased legal expenses, and lower payroll related costs associated with a decline in headcount, partially offset by costs associated with severance and certain shareholder-related activities in the first quarter of 2019.
Depreciation and amortization expense decreased $0.1 million, or 3.1%, for the three months ended March 31, 2019, versus the same period of 2018.
Research and Innovation (“R&I”) expense decreased $0.5 million, or 17.0%, for the three months ended March 31, 2019, compared to the same period of 2018. The decrease is primarily due to a decline in general office costs pertaining to the R&I facilities and lower payroll related costs associated with a decline in headcount.
Loss on disposal of long-lived assets increased $1.0 million for the three months ended March 31, 2019, compared to the same period of 2018, primarily due to the disposal of certain corporate software in the first quarter of 2019.
Interest and other expense increased $1.3 million for the three months ended March 31, 2019, versus the same period of 2018, primarily due to accelerating the unamortized debt issuance costs associated with the PNC Bank Credit Facility upon termination of the facility in the first quarter of 2019.

The Company recorded an income tax benefit of $0.8 million, yielding an effective tax benefit rate of 4.8%, for the three months ended March 31, 2019, compared to an income tax benefit of $0.3 million, yielding an effective tax benefit rate of 3.3%, for the comparable period in 2018.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. The Company recorded net income from discontinued operations of $48.4 million for the three months ended March 31, 2019.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Three months ended March 31,
	2019	2018
Revenue	$43,256	$41,069
Loss from operations	(5,334)	(166)
Operating margin %	(12.3)%	(0.4)%
ECT Results of Operations: Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018
ECT revenue for the three months ended March 31, 2019, increased $2.2 million, or 5.3%, versus the same period of 2018. The increase is primarily attributable to product mix and transitions in the Company’s customer base directly to E&P customers.
Loss from operations for the ECT segment increased $5.2 million for the three months ended March 31, 2019, versus the same period of 2018, which was primarily a result of gross margin compression caused by increases in material and labor costs and higher logistics expenditures and a write-down of a customer balance, partially offset by a reduction in inventory adjustments.
Discontinued Operations
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell the business. During the first quarter of 2019, the Company completed the sale of the segment. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial Chemistry Technologies segment as discontinued operations. The information below is presented for informational purposes only.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Three months ended March 31,
	2019	2018
Revenue	$11,031	$19,447
(Loss) income from operations	(610)	2,438
Operating margin %	(5.5)%	12.5%
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2019, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2019.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first three months of 2019, the Company funded capital requirements primarily with cash on hand, including proceeds from the sale of the CICT segment, and debt financing.
The Company’s primary source of debt financing was its $75 million Credit Facility with PNC Bank. Upon closing of the sale of the CICT segment, on March 1, 2019, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility, and subsequently terminated the Credit Facility with PNC Bank. Significant terms of the Credit Facility are discussed in Note 13 — “Long-Term Debt and Credit Facility” in Part II, Item 8 — “Financial Statements and Supplementary Data” of the Company’s Annual Report.
The Company believes it has adequate liquidity to fund its ongoing operations and capital expenditures. As of March 31, 2019, the Company had available cash and cash equivalents of $96.8 million. For the remainder of 2019, the Company expects maintenance capital spending of approximately $3.5 million and does not have any specific growth capital projects currently planned or committed. During the remainder of 2019, the Company plans to use internally generated funds and cash on hand to fund operations and capital expenditures. With the proceeds from the sale of the CICT segment, the Company paid off its credit facility balance and formed a Strategic Capital Committee to evaluate and make recommendations to the board of directors regarding the manner in which the remaining net proceeds from the sale will be deployed. Subject to Board approval of any recommendations by the Strategic Capital Committee, the Company will continue to invest capital in what it believes to be economically attractive opportunities for its shareholders. This includes the potential for share repurchases as approved by the board of directors in June 2015.
Any excess cash generated may be used for outside growth opportunities or retained for future use.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(25,721)	$(12,183)
Net cash provided by (used in) investing activities	169,290	(1,414)
Net cash provided by (used in) financing activities	(49,862)	11,926
Net cash flows provided by discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	2	(48)
Net increase (decrease) in cash and cash equivalents	$93,709	$(1,719)

Operating Activities
Net cash used in operating activities was $25.7 million and $12.2 million during the three months ended March 31, 2019 and 2018, respectively. Consolidated net loss for the three months ended March 31, 2019 and 2018, totaled $15.4 million and $9.5 million, respectively.
During the three months ended March 31, 2019, net non-cash contributions to net income totaled $23.7 million. Contributory non-cash items consisted primarily of $17.9 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $3.7 million for depreciation and amortization, $1.1 million for net loss on disposal of long-lived assets, $0.5 million for stock-based compensation expense, and $0.4 million for provisions related to accounts receivables.
During the three months ended March 31, 2018, net non-cash reductions to net income totaled $2.0 million. Non-cash items which increased net loss consisted primarily of $7.7 million for changes to deferred income taxes, partially offset by contributory non-cash items of $1.9 million for stock compensation expense, $2.4 million for depreciation and amortization, $1.3 million for provisions related to inventory reserves, and $0.1 million for net loss on disposal of long-lived assets.
During the three months ended March 31, 2019, changes in working capital used $34.1 million in cash, primarily resulting from increasing restricted cash, accounts receivables, inventories, income taxes receivables, and other current assets by $27.1 million and decreasing accounts payable and accrued liabilities by $9.4 million, partially offset by increasing income taxes payable by $2.4 million.
During the three months ended March 31, 2018, changes in working capital used $0.6 million in cash, primarily resulting from decreasing accounts payable, accrued liabilities, and interest payable by $8.4 million, partially offset by decreasing accounts receivable, inventories, and other current assets by $7.8 million.
Investing Activities
Net cash provided by investing activities was $169.3 million for the three months ended March 31, 2019. Cash provided by investing activities primarily included $169.7 million of proceeds received from the sale of the CICT segment and $0.1 million of proceeds received from the sale of long-lived assets, partially offset by $0.5 million for capital expenditures and $0.1 million for the purchase of various patents and other intangible assets.
Net cash used in investing activities was $1.4 million for the three months ended March 31, 2018. Cash used in investing activities primarily included $1.4 million for capital expenditures and $0.1 million for the purchase of various patents, partially offset by $0.1 million of proceeds received from the sale of long-lived assets.
Financing Activities
Net cash used in financing activities was $49.9 million for the three months ended March 31, 2019, due to using $49.7 million for repayments of debt, net of borrowings, associated with the termination of the Credit Facility and $0.1 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards.
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
Material contractual obligations consist of payments of finance and operating lease obligations. Contractual obligations at March 31, 2019, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Finance lease obligations	207	39	78	78	12
Operating lease obligations	36,818	2,447	4,630	4,387	25,354
Total	$37,025	$2,486	$4,708	$4,465	$25,366

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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item  1A. Risk Factors
See Part I, Item 1A — “Risk Factors" of the Company’s 2018 Annual Report on Form 10-K for a detailed discussion of the Company’s risk factors. Except as set forth by this section, there have been no material changes to these risk factors.
The Company relies heavily on its sales professionals to market and sell its products. If the Company is unable to hire, effectively train, manage, improve the productivity of, and retain its sales professionals, the business will be harmed, which would impair the Company’s future revenue and profitability.
The Company’s success largely depends on its ability to hire, train, manage and improve the productivity levels of its sales professionals. The Company has experienced direct sales employee and sales management turnover in the past. The loss of any member of the sales team’s senior management could weaken the Company’s sales expertise and harm its business, and the Company may not be able to find adequate replacements on a timely basis, or at all. The changes in senior management that have occurred in December 2018 and early 2019 may continue to create instability in the sales force leading to attrition in sales representatives in the future.
Competition for sales professionals who are familiar with and trained to sell the Company’s products continues to be strong. The Company trains its sales professionals to better understand the existing and new product technologies and how they can be positioned against the Company’s competitors’ products. These initiatives are intended to improve the productivity of the sales professionals and the Company’s revenue and profitability. It takes time for the sales professionals to become productive following their hiring and training, and there can be no assurance that sales representatives will reach adequate levels of productivity, or that the Company will not experience significant levels of attrition in the future. Measures the Company implements to improve the productivity may not be successful and may instead contribute to instability in its operations, additional departures from the sales organization, or further reduce the Company’s revenue, profitability, and harm its business and the Company’s stock price may be adversely impacted as a result.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of the Company’s equity securities during the three months ended March 31, 2019, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2019 to January 31, 2019	149	$1.13	—	$49,704,947
February 1, 2019 to February 28, 2019	27,570	$3.20	—	$49,704,947
March 1, 2019 to March 31, 2019	12,930	$3.23	—	$49,704,947
Total	40,649	$3.20	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2019, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.

Item  3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item  5. Other Information
On May 8, 2019, John Chisholm, the Company’s President, Chief Executive Officer and Chairman of the Board, executed a Guaranty (the “Guaranty”) in favor and for the benefit of the Company in connection with the Fifth Amended and Restated Service Agreement, by and among Protechnics II, Inc., a Texas corporation (“Protechnics”), Chisholm Management, Inc., a Texas corporation (“CMI,” and together with Protechnics, the “Chisholm Companies”), and the Company, dated effective as of March 30, 2014, as amended by a letter agreement dated February 13, 2017 (as amended, the “Service Agreement”).
Pursuant to the Guaranty, Mr. Chisholm unconditionally guarantees the full and punctual payment and performance of all obligations of the Chisholm Companies under or relating to the Service Agreement. The full text of the Service Agreement and the letter agreement amendment thereto were filed as Exhibits 10.5 and 10.16, respectively, to the Annual Report.

Item  6. Exhibits

Exhibit Number		Description of Exhibit
2.1
Share Purchase Agreement, dated as of January 10, 2019, by and between the Company and ADM (portions of this exhibit have been omitted pursuant to a confidential treatment request, which has been granted) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 4, 2019).[1]

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

10.1		Supply Agreement (Terpene), dated as of February 28, 2019, by and among the Company, Florida Chemical Company, LLC and ADM.[2]
10.2		Supply Agreement (Citrus Burst), dated as of February 28, 2019, by and between Florida Chemical Company, LLC and Flotek Chemistry, LLC.[2]
10.3
Cooperation Agreement, dated as of March 19, 2019, by and among Flotek Industries, Inc. and BLR Partners LP and its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2019).

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Schema Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Label Linkbase Document.
101.PRE	*	XBRL Presentation Linkbase Document.
101.DEF	*	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.
1		Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
2		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President, Chief Executive Officer and Chairman of the Board

Date:	May 8, 2019

FLOTEK INDUSTRIES, INC.

By:	/s/ ELIZABETH T. WILKINSON
Elizabeth T. Wilkinson
Chief Financial Officer

Date:	May 8, 2019