Form 10-Q
period 2019-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2019-08-08
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-13270

FLOTEK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware				90-0023731
(State of other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

10603 W. Sam Houston Parkway N.	Suite 300	Houston,	TX	77064

(Address of principal executive offices)				(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTK	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, there were 57,697,905 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$97,509	$3,044
Restricted cash	661	—
Accounts receivable, net of allowance for doubtful accounts of $1,676 and $1,190 at June 30, 2019 and December 31, 2018, respectively	30,694	37,047
Inventories, net	26,442	27,289
Income taxes receivable	3,467	3,161
Assets held for sale	—	118,470
Other current assets	20,406	5,771
Total current assets	179,179	194,782
Property and equipment, net	41,760	45,485
Operating lease right-of-use assets	17,982	—
Deferred tax assets, net	605	18,663
Other intangible assets, net	24,290	26,827
Other long-term assets	—	126
TOTAL ASSETS	$263,816	$285,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,858	$15,011
Accrued liabilities	11,141	10,335
Income taxes payable	862	—
Interest payable	—	8
Liabilities held for sale	—	9,174
Current portion of lease liabilities	714	—
Long-term debt, classified as current	—	49,731
Total current liabilities	23,575	84,259
Long-term operating lease liabilities	18,256	—
Long-term finance lease liabilities	193	—
Deferred tax liabilities, net	116	—
Total liabilities	42,140	84,259
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 62,955,872 shares issued and 57,688,578 shares outstanding at June 30, 2019; 62,162,875 shares issued and 57,342,279 shares outstanding at December 31, 2018	6	6
Additional paid-in capital	345,217	343,536
Accumulated other comprehensive loss	(998)	(1,116)
Retained earnings (accumulated deficit)	(89,171)	(107,565)
Treasury stock, at cost; 3,947,982 and 3,770,224 shares at June 30, 2019 and December 31, 2018, respectively	(33,378)	(33,237)
Total stockholders’ equity	221,676	201,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,816	$285,883

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$34,692	$39,546	$77,949	$80,615
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	38,306	35,544	82,904	72,199
Corporate general and administrative	6,054	8,665	13,335	17,158
Depreciation and amortization	2,119	2,343	4,379	4,676
Research and development	2,076	2,949	4,360	5,704
(Gain)/loss on disposal of long-lived assets	(4)	5	1,093	62
Impairment of goodwill	—	37,180	—	37,180
Total costs and expenses	48,551	86,686	106,071	136,979
Loss from operations	(13,859)	(47,140)	(28,122)	(56,364)
Other (expense) income:
Interest expense	(16)	(640)	(2,014)	(1,156)
Loss on write-down of assets held for sale	—	(2,580)	—	(2,580)
Other income (expense), net	693	(2,499)	800	(2,609)
Total other income (expense)	677	(5,719)	(1,214)	(6,345)
Loss before income taxes	(13,182)	(52,859)	(29,336)	(62,709)
Income tax benefit (expense)	192	(16,128)	966	(15,807)
Loss from continuing operations	(12,990)	(68,987)	(28,370)	(78,516)
Income (loss) from discontinued operations, net of tax	(1,608)	(6,404)	46,764	3,192
Net income (loss)	$(14,598)	$(75,391)	18,394	(75,324)
Net income attributable to noncontrolling interests	—	357	—	357
Net income (loss) attributable to Flotek Industries, Inc. (Flotek)	$(14,598)	$(75,034)	$18,394	$(74,967)

Amounts attributable to Flotek shareholders:
Loss from continuing operations	$(12,990)	$(68,630)	$(28,370)	$(78,159)
Income (loss) from discontinued operations, net of tax	(1,608)	(6,404)	46,764	3,192
Net income (loss) attributable to Flotek	$(14,598)	$(75,034)	$18,394	$(74,967)

Basic earnings (loss) per common share:
Continuing operations	$(0.22)	$(1.19)	$(0.49)	$(1.36)
Discontinued operations, net of tax	(0.03)	(0.11)	0.80	0.06
Basic earnings (loss) per common share	$(0.25)	$(1.30)	$0.31	$(1.30)

Diluted earnings (loss) per common share:
Continuing operations	$(0.22)	$(1.19)	$(0.49)	$(1.36)
Discontinued operations, net of tax	(0.03)	(0.11)	0.80	0.06
Diluted earnings (loss) per common share	$(0.25)	$(1.30)	$0.31	$(1.30)

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	58,608	57,869	58,491	57,566
Weighted average common shares used in computing diluted earnings (loss) per common share	58,608	57,869	58,491	57,566

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Loss from continuing operations	$(12,990)	$(68,987)	$(28,370)	$(78,516)
Income (loss) from discontinued operations, net of tax	(1,608)	(6,404)	46,764	3,192
Net income (loss)	(14,598)	(75,391)	18,394	(75,324)
Other comprehensive income (loss):
Foreign currency translation adjustment	24	18	118	(161)
Comprehensive income (loss)	$(14,574)	$(75,373)	18,512	(75,485)
Net loss attributable to noncontrolling interests	—	357	—	357
Comprehensive income (loss) attributable to Flotek	$(14,574)	$(75,016)	$18,512	$(75,128)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to Flotek Industries, Inc. (Flotek)	$18,394	$(74,967)
Income from discontinued operations, net of tax	46,764	3,192
Loss from continuing operations	(28,370)	(78,159)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,379	4,676
Amortization of deferred financing costs	1,428	192
Provision for doubtful accounts	102	(471)
Provision for excess and obsolete inventory	—	1,942
Impairment of goodwill	—	37,180
Loss on write-down of assets held for sale	—	2,580
Loss on disposal of long-lived assets	1,093	62
Non-cash lease expense	464	—
Stock compensation expense	1,669	4,385
Deferred income tax provision	17,855	15,459
Reduction in tax benefit related to share-based awards	24	72
Changes in current assets and liabilities:
Restricted cash	(661)	—
Accounts receivable, net	6,289	5,881
Inventories, net	907	(2,080)
Income taxes receivable	(281)	63
Other current assets	(16,209)	1,151
Accounts payable	(4,157)	4,325
Accrued liabilities	(10,216)	(16,889)
Income taxes payable	1,182	—
Interest payable	(8)	(19)
Net cash used in operating activities	(24,510)	(19,650)
Cash flows from investing activities:
Capital expenditures	(767)	(2,631)
Proceeds from sales of business	169,722	—
Proceeds from sale of assets	140	90
Purchase of patents and other intangible assets	(227)	(181)
Net cash provided by (used in) investing activities	168,868	(2,722)
Cash flows from financing activities:
Borrowings on revolving credit facility	42,984	146,038
Repayments on revolving credit facility	(92,715)	(124,862)
Debt issuance costs	—	(98)
Purchase of treasury stock related to share-based awards	(142)	(24)
Proceeds from sale of common stock	—	247
Payments for finance leases	(38)	—
Loss from noncontrolling interest	—	(357)
Net cash (used in) provided by financing activities	(49,911)	20,944
Discontinued operations:
Net cash (used in) provided by operating activities	(321)	644
Net cash provided by (used in) investing activities	337	(630)
Net cash flows provided by discontinued operations	16	14
Effect of changes in exchange rates on cash and cash equivalents	2	(74)
Net increase (decrease) in cash and cash equivalents	94,465	(1,488)
Cash and cash equivalents at the beginning of period	3,044	4,584
Cash and cash equivalents at the end of period	$97,509	$3,096

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2019	62,199	$6	3,845	$(33,368)	$344,004	$(1,022)	$(74,573)	$—	$235,047
Net income	—	—	—	—	—	—	(14,598)	—	(14,598)
Foreign currency translation adjustment	—	—	—	—	—	24	—	—	24
Restricted stock granted	757	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	99	—	—	—	—	—	—
Treasury stock purchased	—	—	4	(10)	—	—	—	—	(10)
Stock compensation expense	—	—	—	—	1,213	—	—	—	1,213
Balance, June 30, 2019	62,956	$6	3,948	$(33,378)	$345,217	$(998)	$(89,171)	$—	$221,676

	Three months ended June 30, 2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2018	61,161	$6	3,599	$(33,067)	$338,137	$(1,063)	$(37,158)	$358	$267,213
Net loss	—	—	—	—	—	—	(75,034)	(357)	(75,391)
Foreign currency translation adjustment	—	—	—	—	—	18	—	—	18
Stock issued under employee stock purchase plan	—	—	(36)	—	100	—	—	—	100
Restricted stock granted	481	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	39	—	—	—	—	—	—
Treasury stock purchased	—	—	5	(21)	—	—	—	—	(21)
Stock compensation expense	—	—	—	—	2,381	—	—	—	2,381
Balance, June 30, 2018	61,642	$6	3,607	$(33,088)	$340,618	$(1,045)	$(112,192)	$1	$194,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands)

	Six months ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$(1,116)	$(107,565)	$—	$201,624
Net income	—	—	—	—	—	—	18,394	—	18,394
Foreign currency translation adjustment	—	—	—	—	—	118	—	—	118
Restricted stock granted	793	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	133	—	—	—	—	—	—
Treasury stock purchased	—	—	45	(141)	—	—	—	—	(141)
Stock compensation expense	—	—	—	—	1,681	—	—	—	1,681
Balance, June 30, 2019	62,956	$6	3,948	$(33,378)	$345,217	$(998)	$(89,171)	$—	$221,676

	Six months ended June 30, 2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
Net loss	—	—	—	—	—	—	(74,967)	(357)	(75,324)
Foreign currency translation adjustment	—	—	—	—	—	(161)	—	—	(161)
Stock issued under employee stock purchase plan	—	—	(65)	—	247	—	—	—	247
Restricted stock granted	1,019	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	45	—	—	—	—	—	—
Treasury stock purchased	—	—	6	(24)	—	—	—	—	(24)
Stock compensation expense	—	—	—	—	4,304	—	—	—	4,304
Balance, June 30, 2018	61,642	$6	3,607	$(33,088)	$340,618	$(1,045)	$(112,192)	$1	$194,300

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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019.
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell this business. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial Chemistry Technologies segment as discontinued operations. The results of operations of this segment are presented as “Income (loss) from discontinued operations” in the statement of operations and the related cash flows of this segment have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Consumer and Industrial Chemistry Technologies segment have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.
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
As of June 30, 2019, the Company and ADM had not reached an agreement on the post-closing working capital adjustment. As of this filing, the Company is in process of engaging a third party to assist with reaching a conclusion.
Concurrent with the closing of the sale of the CICT segment, the Company retained $11.1 million of historical inventory previously held by the CICT segment. In addition, the Company executed a long-term supply agreement for terpene product, which serves as a feedstock to some of the Company’s key value-added products. The term of the agreement runs through September 2023, with an option to extend for an additional year. This agreement secures the Company’s access to a sufficient supply of terpene and includes a minimum annual purchase requirement at variable prices during the term of the agreement.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Consumer and Industrial Chemistry Technologies
Revenue	$—	$19,540	$11,031	$38,987
Operating expenses	—	(18,066)	(11,572)	(34,236)
Depreciation and amortization	—	(682)	—	(1,351)
Research and development	—	(153)	(69)	(322)
(Loss) income from operations	—	639	(610)	3,078
Other income	—	366	35	192
Gain (Loss) on sale of business	(2,100)	—	67,694	—
(Loss) income before income taxes	(2,100)	1,005	67,119	3,270
Income tax benefit (expense)	492	(7,409)	(20,355)	(78)
Net income (loss) from discontinued operations	$(1,608)	$(6,404)	$46,764	$3,192

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

	Consumer and Industrial Chemistry Technologies
	June 30, 2019	December 31, 2018
Assets:
Accounts receivable, net	$—	$10,547
Inventories, net	—	52,069
Other current assets	—	446
Property and equipment, net	—	15,899
Goodwill	—	19,480
Other intangible assets, net	—	20,029
Assets held for sale	—	118,470
Valuation allowance	—	—
Assets held for sale, net	$—	$118,470
Liabilities:
Accounts payable	$—	$8,883
Accrued liabilities	—	291
Liabilities held for sale	$—	$9,174

Note 4 — Leases
Effective January 1, 2019, the Company adopted ASC 842 using the prospective method applied to those leases which were not completed as of December 31, 2018. The Company has leases for corporate offices, research and development facilities, warehouses, sales offices and equipment. The leases have remaining lease terms of 1 year to 19 years, some of which include options to extend the leases for up to 10 years.
Upon adoption, the Company recorded operating lease ROU assets and corresponding operating lease liabilities, net of deferred rent, of approximately $18.4 million, representing the present value of future lease payments under operating leases with terms of greater than twelve months. Leases with an initial expected term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the expected lease term.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense	$653	$1,306
Finance lease expense:
Amortization of right-of-use assets	220	220
Interest on lease liabilities	3	3
Total finance lease expense	223	223
Short-term lease expense	32	75
Total lease expense	$908	$1,604

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$583	$1,165
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	38	38

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended June 30, 2019)	$1,174	$20
2020	2,348	71
2021	2,307	71
2022	2,270	39
2023	2,180	39
Thereafter	25,877	23
Total lease payments	$36,156	$263
Less: Interest	(17,213)	(43)
Present value of lease liabilities	$18,943	$220

Supplemental balance sheet information related to leases is as follows (in thousands):

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$17,982

Current portion of lease liabilities	$687
Long-term operating lease liabilities	18,256
Total operating lease liabilities	$18,943

Finance Leases
Property and equipment	$297
Accumulated depreciation	(10)
Property and equipment, net	$287

Current portion of lease liabilities	$27
Long-term finance lease liabilities	193
Total finance lease liabilities	$220

Weighted Average Remaining Lease Term
Operating leases	15.8 years
Finance leases	5.1 years

Weighted Average Discount Rate
Operating leases	8.9%
Finance leases	8.5%

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three and six months ended June 30, 2019 and 2018, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities, for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.
The vast majority of the Company’s products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30 days from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the three and six months ended June 30, 2019 and 2018.
The Company differentiates revenue and operating expenses (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and operating expenses (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Products	$33,632	$38,213	$75,703	$78,142
Services	1,060	1,333	2,246	2,473
	$34,692	$39,546	$77,949	$80,615
Operating expenses (excluding depreciation and amortization):
Products	$37,798	$34,062	$81,877	$69,247
Services	508	1,482	1,027	2,952
	$38,306	$35,544	$82,904	$72,199

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2019	2018
Supplemental cash payment information:
Interest paid	$594	$983
Income taxes paid, net of refunds	627	327

Note 7 — Inventories
Inventories are as follows (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$11,076	$10,608
Finished goods	16,284	18,798
Inventories	27,360	29,406
Less reserve for excess and obsolete inventory	(918)	(2,117)
Inventories, net	$26,442	$27,289

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$4,372	$4,372
Buildings and leasehold improvements	37,787	37,719
Machinery and equipment	26,802	26,995
Fixed assets in progress	639	581
Furniture and fixtures	1,733	1,573
Transportation equipment	1,700	1,852
Computer equipment and software	5,543	9,370
Property and equipment	78,576	82,462
Less accumulated depreciation	(36,816)	(36,977)
Property and equipment, net	$41,760	$45,485

Depreciation expense totaled $1.6 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively, and $3.4 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively.
During the three and six months ended June 30, 2019 and 2018, no impairments were recognized related to property and equipment.
Note 9 — Goodwill

During the second quarter of 2018, the Company recognized a goodwill impairment charge of $37.2 million in the Energy Chemistry Technologies (“ECT”) reporting unit, which resulted from sustained under-performance and lower expectations related to the reporting unit. As a result of these factors, a qualitative analysis, and additional risks associated with the business, the Company concluded that sufficient indicators existed to require an interim quantitative assessment of goodwill for that reporting unit as of June 30, 2018. The fair value of the reporting unit was estimated based on an analysis of the present value of future discounted cash flows. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The assumptions were based on the actual historical performance of the reporting unit and took into account a recent weakening of operating results in an improving market environment. The excess of the reporting unit’s carrying value over the estimated fair value was recorded as the goodwill impairment charge in the second quarter 2018 and represented all of the ECT reporting unit’s goodwill.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has no reporting units which had a goodwill balance at December 31, 2018, and there were no acquisitions during the three and six months ended June 30, 2019.
Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$18,851	$7,270	$18,884	$6,689
Customer lists	15,367	5,636	15,367	5,259
Trademarks and brand names	1,358	1,140	1,485	1,149
Total finite-lived intangible assets acquired	35,576	14,046	35,736	13,097
Deferred financing costs	—	—	1,924	496
Total amortizable intangible assets	35,576	$14,046	37,660	$13,593
Indefinite-lived intangible assets:
Trademarks and brand names	2,760		2,760
Total other intangible assets	$38,336		$40,420

Carrying value:
Other intangible assets, net	$24,290		$26,827

Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.5 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2019 and 2018.
Amortization of deferred financing costs totaled zero and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and 0.2 million for the six months ended June 30, 2019 and 2018.
Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	June 30, 2019	December 31, 2018
Long-term debt, classified as current:
Borrowings under revolving credit facility	$—	$49,731

Borrowing under the revolving credit agreement at December 31, 2018 was classified as current debt.
Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries (the “Borrowers”) entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company could borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. The Credit Facility was to continue in effect until May 10, 2022. Under terms of the Credit Facility, the Company had total borrowing availability of $75 million under a revolving credit facility, including a sublimit of $10 million that could be used for letters of credit. On March 1, 2019, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility, and simultaneously terminated the Credit Facility.

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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2019 and 2018, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.7 million restricted stock units for the three and six months ended June 30, 2019, and 0.9 million restricted stock units for the three and six months ended June 30, 2018.

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had total cash of $97.5 million, which consisted of cash equivalents of $46.6 million in a government money market account and cash deposits of $45.2 million in an interest bearing demand deposit account and $5.7 million in operating cash accounts, at June 30, 2019, and $3.0 million, which consisted of no cash equivalents and cash deposits of $3.0 million in operating cash accounts, at December 31, 2018.
The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under Credit Facility	—	—	49,731	49,731

The carrying amount of borrowings under the Credit Facility approximates its fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended June 30, 2018, the Company recorded an impairment of $37.2 million for goodwill in the Energy Chemistry Technologies reporting unit. No impairments of any of these assets were recognized during the three and six months ended June 30, 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.7	1.0	1.0	(0.3)
Non-U.S. income taxed at different rates	0.7	(3.5)	1.0	0.3
Reduction in tax benefit related to stock-based awards	(1.1)	6.5	(1.8)	(1.5)
Non-deductible expenses	—	(9.5)	(0.3)	(9.3)
Research and development credit	0.4	(3.9)	0.6	0.6
Increase in valuation allowance	(20.7)	(42.2)	(17.9)	(36.0)
Other	(0.4)	—	(0.3)	—
Effective income tax rate	1.6%	(30.6)%	3.3%	(25.2)%

Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in the valuation allowance, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates.
Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it was more likely than not that it would not realize the benefits of certain deferred tax assets and, therefore, recorded a $15.5 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the sale of the CICT segment provided a source of income to support the release of $11.5 million of the valuation allowance which resulted in a deferred tax asset of $18.7 million. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018. The increase in the valuation allowance during the three months ended June 30, 2019, reflects management’s evaluation of deferred tax assets more-likely-than-not to be used after giving consideration to the gain from the sale of the CICT segment and anticipated results of operations.
In January 2017, the Internal Revenue Service notified the Company that it would examine the Company’s federal tax returns for the year ended December 31, 2014. The examination included (1) the corporate returns and (2) employment tax matters. The IRS fieldwork has been completed in relation to the corporate returns with no adverse findings. Further discussion of the employment tax matter can be found in Note 18 — “Related Party Transaction.”
Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of changes in common shares issued during the six months ended June 30, 2019 is as follows:

Shares issued at December 31, 2018	62,162,875
Issued as restricted stock award grants	792,997
Shares issued at June 30, 2019	62,955,872

Stock Repurchase Program
In June 2015, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2018, the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company had repurchased $0.3 million of its common stock under this authorization. During the three and six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of its outstanding common stock under this authorization.
At June 30, 2019, the Company has $49.7 million remaining under its share repurchase program.
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
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended June 30,	Energy Chemistry Technologies	Corporate and Other	Total
2019
Net revenue from external customers	$34,692	$—	$34,692
Income (loss) from operations	(7,651)	(6,208)	(13,859)
Depreciation and amortization	1,933	186	2,119
Capital expenditures	306	—	306

2018
Net revenue from external customers	$39,546	$—	$39,546
Income (loss) from operations	(37,929)	(9,211)	(47,140)
Depreciation and amortization	1,797	546	2,343
Capital expenditures	1,167	87	1,254

For the six months ended June 30,	Energy Chemistry Technologies	Corporate and Other	Total
2019
Net revenue from external customers	$77,949	$—	$77,949
Income (loss) from operations	(12,984)	(15,138)	(28,122)
Depreciation and amortization	3,718	661	4,379
Capital expenditures	767	—	767

2018
Net revenue from external customers	$80,615	$—	$80,615
Income (loss) from operations	(38,095)	(18,269)	(56,364)
Depreciation and amortization	3,566	1,110	4,676
Capital expenditures	2,178	453	2,631

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets of the Company by reportable segments are as follows (in thousands):

	June 30, 2019	December 31, 2018
Energy Chemistry Technologies	$144,106	$139,205
Corporate and Other	119,710	28,208
Total segments	263,816	167,413
Held for sale	—	118,470
Total assets	$263,816	$285,883

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue, except as noted below. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S.	$31,114	$36,176	$69,990	$72,886
Other countries	3,578	3,370	7,959	7,729
Total	$34,692	$39,546	$77,949	$80,615

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Customer A	17.6%	*	15.4%	*
Customer B	11.0%	18.2%	11.3%	*
Customer C	*	*	10.7%	*

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company is subject to concentrations of credit risk within trade accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in accounts in two major financial institutions and balances often exceed insurable amounts.
Note 18 — Related Party Transaction
In January 2017, the Internal Revenue Service (“IRS”) notified the Company that it was examining the Company’s federal tax returns for the year ended December 31, 2014. As a result of this examination, the IRS informed the Company on May 1, 2019 that certain employment taxes related to the CEO’s compensation were not properly withheld in 2014 and proposed an adjustment. As the Company has a statutory obligation to collect and withhold employment taxes, management reviewed the CEO’s compensation for tax year 2014, as well as tax years 2015 through 2018, in order to estimate the Company’s potential outstanding employment tax liability in connection with this matter. Upon completion of this review, management believes the Company’s total potential exposure in this matter for 2014 through 2018 is approximately $2.4 million. The CEO’s affiliated companies through which he provided his services have agreed to indemnify the Company for such taxes, and the CEO has executed a personal guaranty in favor of Flotek, supporting this indemnification. As such, the Company recorded an accrued liability for the potential exposure to the IRS in the amount of $2.4 million, with a corresponding receivable, recorded in other current assets, from the CEO’s affiliated companies for the same amount relating to such indemnification obligation.

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
Basis of Presentation
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell this business. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial Chemistry Technologies segment as discontinued operations. The results of operations of this segment are presented as “Income from discontinued operations” in the statement of operations and the related cash flows of this segment have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Consumer and Industrial Chemistry Technologies segment have been reclassified to “Assets held for sale” and “Liabilities held for sale,” respectively, in the consolidated balance sheets for all periods presented. During the first quarter of 2019, the Company completed the sale of this segment.
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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crops,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Average North American Active Drilling Rigs
U.S.	989	1,039	(4.8)%	1,016	1,003	1.3%
Canada	82	108	(24.1)%	132	188	(29.8)%
Total	1,071	1,147	(6.6)%	1,148	1,191	(3.6)%
Average U.S. Active Drilling Rigs by Type
Vertical	50	58	(13.8)%	56	61	(8.2)%
Horizontal	868	914	(5.0)%	893	874	2.2%
Directional	71	67	6.0%	67	68	(1.5)%
Total	989	1,039	(4.8)%	1,016	1,003	1.3%
Average North American Drilling Rigs by Product
Oil	844	899	(6.1)%	903	929	(2.8)%
Natural Gas	227	248	(8.5)%	247	262	(5.7)%
Total	1,071	1,147	(6.6)%	1,150	1,191	(3.4)%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of July 15, 2019.
Average U.S. rig activity decreased by 4.8% and increased by 1.3% for the three and six months ended June 30, 2019, respectively, when compared to the same periods of 2018, and sequentially, decreased by 5.2% when compared to the first quarter of 2019.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on July 15, 2019, completions in the seven most prolific areas in the lower 48 states increased 9.4% and 12.6% for the three and six months ended June 30, 2019, respectively, when compared to the same periods of 2018. Completions increased 5.8% when compared to the first quarter of 2019.
Company Outlook
After a continuous decline in U.S. drilling activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although oil and gas markets have improved, the level of drilling and completion activity remains lower than previous levels experienced before the downturn in 2014. Assuming the price for crude oil remains relatively soft and regulatory impediments are limited, the Company expects continued volatility in global oilfield activity for the remainder of 2019.
During the second quarter of 2019, the Company continued to analyze and promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries and its Prescriptive Chemistry Management® (“PCM®”) offering. Although quarter-to-quarter performance may vary, the Company expects to continue to penetrate the market over time by demonstrating the efficacy of its CnF® chemistries and reservoir-centric full fluid systems via PCM®. The Company will continue to demonstrate the value and benefit of Flotek chemistries through comparative analysis of wells with and without Flotek chemistries and field validation results conducted in partnership with exploration and production (“E&P”) companies. Flotek is experiencing a notable shift in purchasing behaviors in which E&P companies are seeking greater transparency, control and efficacy in their fluid systems, as they see diminishing returns on mechanical factors in their completion designs, such as proppant loading, fluid loading, and lateral length in their completions. As a result, they are focusing more on sourcing consumables, including chemistry, directly from manufacturers and other providers of these products. This trend has created significant changes in Flotek’s customer base, product portfolio, and sales efforts and continues to influence changes in inventory and distribution strategies, capital allocation, and the business model for the Company. While these challenges are expected to persist in the near-term, the Company believes it can grow its client base and revenue opportunities over time.
The Company continues to enhance and improve its patented and proven chemistries through its industry leading research and innovation staff who develop innovative and customer- responsive products, as well as create new chemistry technologies, which are expected to address oilfield challenges of the future and expand the Company’s product lines. Completed in 2016, the Company’s Global Research & Innovation Center in Houston houses scientists, chemists, geologists, and reservoir, petroleum and geomechanical engineers who advance the development of next-generation innovative energy chemistries, as well as expanded collaboration among clients, leaders from academia, and Company scientists. These collaborative opportunities are an important and distinguishing capability within the industry and provide real-time product and fluid system development direct to the consumer.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. The Company continues to focus on maximizing the profitability of its product and business portfolio, and may exit or enter new product lines or businesses which complement its current operations.
Capital expenditures for continuing operations totaled $0.8 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. For the remainder of 2019, the Company expects approximately $2.9 million and does not have any specific growth capital projects currently planned or committed. During the first quarter of 2019, the Company formed a Strategic Capital Committee that will consider these possible growth capital projects going forward. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant, and will focus any growth capital spending program on uses that generate positive returns and to areas that pose a strategic long-term benefit.
During the first quarter and into the beginning of the second quarter of 2019, the Company lost several key sales personnel. In April 2019, the Company hired a new Senior Vice President of Global Sales & Business Development who now leads the Company’s domestic and international sales and business development strategies. The Company has commenced a process to rebuild and develop a more technically oriented sales organization. As a result of the transition, revenue for the remainder of 2019 may be negatively impacted relative to the first half of the year, as the new sales organization is fully integrated into the organization. The Company believes the opportunity it has taken to enhance the technical background of its sales personnel together with relationships built with its customers, and the demonstrated value and benefit of Flotek’s chemistries will help to mitigate potential revenue declines.
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

Results of Continuing Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$34,692	$39,546	$77,949	$80,615
Operating expenses (excluding depreciation and amortization)	38,306	35,544	82,904	72,199
Operating expenses %	110.4%	89.9%	106.4%	89.6%
Corporate general and administrative	6,054	8,665	13,335	17,158
Corporate general and administrative %	17.5%	21.9%	17.1%	21.3%
Depreciation and amortization	2,119	2,343	4,379	4,676
Research and development costs	2,076	2,949	4,360	5,704
(Gain)/loss on disposal of long-lived assets	(4)	5	1,093	62
Impairment of goodwill	—	37,180	—	37,180
Loss from operations	(13,859)	(47,140)	(28,122)	(56,364)
Operating margin %	(39.9)%	(119.2)%	(36.1)%	(69.9)%
Loss on write-down of assets held for sale	—	(2,580)	—	(2,580)
Interest and other income (expense), net	677	(3,139)	(1,214)	(3,765)
Loss before income taxes	(13,182)	(52,859)	(29,336)	(62,709)
Income tax benefit (expense)	192	(16,128)	966	(15,807)
Loss from continuing operations	(12,990)	(68,987)	(28,370)	(78,516)
Income (loss) from discontinued operations, net of tax	(1,608)	(6,404)	46,764	3,192
Net income (loss)	$(14,598)	$(75,391)	$18,394	$(75,324)
Consolidated Results of Operations: Three and Six Months Ended June 30, 2019, Compared to the Three and Six Months Ended June 30, 2018
Consolidated revenue for the three and six months ended June 30, 2019, decreased $4.9 million, or 12.3%, and $2.7 million, or 3.3%, respectively, versus the same periods of 2018. The decrease in revenue was a result of continued volatile macro-environment for U.S. onshore drilling and completion activity, as well as the transition of personnel in the Company’s sales organization, the deferral of completion activity into the third quarter by certain clients, and the utilization of performance-driven pricing programs for a limited number of strategic clients.
Operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2019, increased $2.8 million, or 7.8%, and $10.7 million, or 14.8%, respectively, compared to the same periods of 2018, and, as a percentage of revenue, increased to 110.4% and 106.4%, for the three and six months ended June 30, 2019, respectively from 89.9% and 89.6% in the same periods of 2018. The increase is primarily due to increased material and direct labor costs, higher equipment and logistics expenditures, lower plant utilization, and a one-time charge related to the termination of an operations related contract, partially offset by reduced expenses related to the transition in the Company’s sales organization.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $2.6 million, or 30.1%, and $3.8 million, or 22.3%, respectively, for the three and six months ended June 30, 2019, versus the same periods of 2018. As a percentage of revenue, CG&A decreased 4.4% and 4.2% for the three and six months ended June 30, 2019, respectively. The decrease in CG&A costs were primarily due to continuing the aggressive cost reduction measures which began in the last quarter of 2017, decreased consulting expenses associated with the ERP upgrade in 2018, and lower payroll related costs and stock compensation expense associated with reductions in headcount, partially offset by expenses associated with severance and certain shareholder-related activities in the first six months of 2019.
Depreciation and amortization expense decreased $0.2 million, or 9.6%, and $0.3 million, or 6.4%, for the three and six months ended June 30, 2019, respectively versus the same periods of 2018.
Research and Innovation (“R&I”) expense decreased $0.9 million, or 29.6%, and $1.3 million, or 23.6%, for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. The decrease is primarily due to lower personnel costs related to the reductions in headcount associated costs savings initiatives.

Loss on disposal of long-lived assets remained flat for the three months ended June 30, 2019 but increased $1.0 million for the six months ended June 30, 2019, compared to the same periods of 2018, primarily due to the disposal of certain corporate software in the first quarter of 2019.
Interest and other expense decreased $3.8 million and $2.6 million for the three and six months ended June 30, 2019, respectively, versus the same periods of 2018, primarily due to a $1.2 million write-off associated with the discontinuation of certain corporate projects during the second quarter 2018 and $1.3 million related to moving from an interest expense position to an interest income position as a result of the sale of the CICT segment and subsequent termination of the Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank in the first quarter 2019. The decrease is partially offset by the acceleration of $1.4 million of unamortized debt issuance costs associated with the termination of the Credit Facility in the first quarter 2019.
The Company recorded an income tax benefit of $0.2 million and $1.0 million, yielding an effective tax benefit rate of 1.5% and 3.3%, for the three and six months ended June 30, 2019, respectively, compared to an income tax provision of $16.1 million and $15.8 million, yielding an effective tax provision rate of 30.5% and 25.2%, for the comparable periods in 2018.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. The Company recorded net loss from discontinued operations of $1.6 million and net income from discontinued operations of $46.8 million for the three and six months ended June 30, 2019, respectively.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$34,692	$39,546	$77,949	$80,615
Loss from operations	(7,651)	(37,929)	(12,984)	(38,095)
Loss from operations - excluding impairment	(7,651)	(749)	(12,984)	(915)
Operating margin %	(22.1)%	(95.9)%	(16.7)%	(47.3)%
ECT Results of Operations: Three and Six Months Ended June 30, 2019, Compared to the Three and Six Months Ended June 30, 2018
ECT revenue for the three and six months ended June 30, 2019, decreased $4.9 million, or 12.3%, and $2.7 million, or 3.3%, respectively, and versus the same period of 2018. The decrease is primarily a result of the continued volatile macro-environment for U.S. onshore drilling and completion activity, as well as the transition of personnel in the Company’s sales organization, the deferral of completion activity into the third quarter by certain clients, and utilization of performance-driven pricing programs for a limited number of strategic clients.
Loss from operations for the ECT segment improved $30.3 million and $25.1 million for the three and six months ended June 30, 2019, respectively, versus the same period of 2018, which was a result of 2018 including a non-recurring impairment of goodwill of $37.2 million as well as lower inventory adjustments and reduced expenses related to the transition in the Company’s sales organization. The improvement was partially offset by lower gross margin due to lower revenue and gross margin compression due to increased material and direct labor costs, higher equipment and logistics expenditures, lower plant utilization, and a one-time charge related to the termination of an operations related contract.
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

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$—	$19,540	$11,031	$38,987
Income (loss) from operations	—	639	(610)	3,078
Operating margin %	—%	3.3%	(5.5)%	7.9%
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2019, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2019.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first six months of 2019, the Company funded capital requirements primarily with cash on hand, including proceeds from the sale of the CICT segment, and debt financing.
The Company’s primary source of debt financing was its $75 million Credit Facility with PNC Bank. Upon closing of the sale of the CICT segment, on March 1, 2019, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility, and subsequently terminated the Credit Facility. Significant terms of the Credit Facility are discussed in Note 13 — “Long-Term Debt and Credit Facility” in Part II, Item 8 — “Financial Statements and Supplementary Data” of the Company’s Annual Report.
The Company believes it has adequate liquidity to fund its ongoing operations and capital expenditures. As of June 30, 2019, the Company had available cash and cash equivalents of $97.5 million. For the remainder of 2019, the Company expects maintenance capital spending of approximately $2.9 million and does not have any specific growth capital projects currently planned or committed. During the remainder of 2019, the Company plans to use internally generated funds and cash on hand to fund operations and capital expenditures. With the proceeds from the sale of the CICT segment, the Company paid off its Credit Facility balance and formed a Strategic Capital Committee to evaluate and make recommendations to the board of directors regarding the manner in which the remaining net proceeds from the sale will be deployed. Subject to Board approval of any recommendations by the Strategic Capital Committee, the Company will continue to invest capital in what it believes to be economically attractive opportunities for its shareholders. This includes the potential for share repurchases included under our share repurchase program approved by the board of directors in June 2015.
Any excess cash generated may be used for outside growth opportunities or retained for future use.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(24,510)	$(19,650)
Net cash provided by (used in) investing activities	168,868	(2,722)
Net cash (used in) provided by financing activities	(49,911)	20,944
Net cash flows provided by discontinued operations	16	14
Effect of changes in exchange rates on cash and cash equivalents	2	(74)
Net increase (decrease) in cash and cash equivalents	$94,465	$(1,488)
Operating Activities
Net cash used in operating activities was $24.5 million and $19.7 million during the six months ended June 30, 2019 and 2018, respectively. Consolidated net loss for the six months ended June 30, 2019 and 2018, totaled $28.4 million and $78.5 million, respectively.
During the six months ended June 30, 2019, net non-cash contributions to net income totaled $27.0 million. Contributory non-cash items consisted primarily of $17.9 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $5.8 million for depreciation and amortization, $1.7 million for stock compensation expense, and $1.1 million for net loss on disposal of long-lived assets.
During the six months ended June 30, 2018, net non-cash contributions to net income totaled $66.1 million. Contributory non-cash items consisted primarily of $37.2 million for the goodwill impairment charge, $15.5 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $4.4 million for stock compensation expense, $4.9 million for depreciation and amortization, $2.6 million for the loss on write-down of assets held for sale, and $1.9 million for provisions related to inventory reserves.
During the six months ended June 30, 2019, changes in working capital used $23.2 million in cash, primarily resulting from increasing restricted cash, income taxes receivables and other current assets by $17.2 million and decreasing accounts payable, accrued liabilities and interest payable $14.3 million, partially offset by decreasing accounts receivable and inventories by $7.2 million and increasing income tax payable by $1.2 million.
During the six months ended June 30, 2018, changes in working capital used $7.6 million in cash, primarily resulting from increasing inventory by $2.0 million and decreasing accrued liabilities and interest payable by $16.9 million, partially offset by decreasing accounts receivable, income tax receivable and other current assets by $7.1 million and increasing accounts payable by $4.3 million.
Investing Activities
Net cash provided by investing activities was $168.9 million for the six months ended June 30, 2019. Cash provided by investing activities primarily included $169.7 million of proceeds received from the sale of the CICT segment, partially offset by $0.8 million for capital expenditures and $0.2 million for the purchase of various patents.
Net cash used in investing activities was $2.7 million for the six months ended June 30, 2018. Cash used in investing activities primarily included $2.6 million for capital expenditures and $0.2 million for the purchase of various patents, partially offset by $0.1 million of proceeds received from the sale of long-lived assets.

Financing Activities
Net cash used in financing activities was $49.9 million for the six months ended June 30, 2019, due to using $49.7 million for repayments of debt, net of borrowings, associated with the termination of the Credit Facility and $0.1 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards.
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
Material contractual obligations consist of payments of finance and operating lease obligations. Contractual obligations at June 30, 2019, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Finance lease obligations	260	70	109	78	3
Operating lease obligations	36,261	2,450	4,615	4,331	24,865
Total	$36,521	$2,520	$4,724	$4,409	$24,868
In addition, the Company executed a long-term supply agreement for terpene product, which serves as a feedstock to some of the Company’s key value-added products. The term of the agreement runs through September 2023, with an option to extend for an additional year. This agreement secures the Company’s access to a sufficient supply of terpene and includes a minimum annual purchase requirement at variable prices during the term of the agreement.
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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item  1. Legal Proceedings
Other Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Item  1A. Risk Factors
See Part I, Item 1A — “Risk Factors" of the Company’s 2018 Annual Report on Form 10-K and Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for a detailed discussion of the Company’s risk factors. There have been no material changes to these risk factors.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of the Company’s equity securities during the three months ended June 30, 2019, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2019 to April 30, 2019	562	$3.30	—	$49,704,947
May 1, 2019 to May 31, 2019	—	$—	—	$49,704,947
June 1, 2019 to June 30, 2019	3,247	$3.04	—	$49,704,947
Total	3,809	$3.08	—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through June 30, 2019, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.

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

10.1		Employment Agreement, dated effective as of April 1, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019
10.2
First Amended and Restated Employment Agreement, dated effective as of April 1, 2019, by and between the Company and Elizabeth Wilkinson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2019)

10.3		Termination and Release Agreement, dated as of May 20, 2019, by and among the Company, John W. Chisholm, Protechnics II, Inc. and Chisholm Management, Inc.
10.4		Stand-Alone Cash-Settled Restricted Stock Unit Agreement, dated as of May 20, 2019, by and between the Company and John W. Chisholm
10.5		Restricted Stock Agreement, dated as of May 24, 2019, by and between the Company and John W. Chisholm
10.6		Form of Restricted Stock Agreement pursuant to the Company’s 2018 Long-Term Incentive Plan.
10.7		Form of Restricted Stock Agreement pursuant to the Company’s 2019 Non-Employee Director Incentive Plan
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Schema Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Label Linkbase Document.
101.PRE	*	XBRL Presentation Linkbase Document.
101.DEF	*	XBRL Definition Linkbase Document.

*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.
1		Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
2		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President and Chief Executive Officer

Date:	August 7, 2019

FLOTEK INDUSTRIES, INC.

By:	/s/ ELIZABETH T. WILKINSON
Elizabeth T. Wilkinson
Chief Financial Officer

Date:	August 7, 2019