Form 10-Q
period 2019-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2019-11-12
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, there were 57,794,676 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$106,994	$3,044
Restricted cash	663	—
Accounts receivable, net of allowance for doubtful accounts of $1,520 and $1,190 at September 30, 2019 and December 31, 2018, respectively	15,014	37,047
Inventories, net	24,333	27,289
Income taxes receivable	313	3,161
Assets held for sale	—	118,470
Other current assets	19,181	5,771
Total current assets	166,498	194,782
Property and equipment, net	41,180	45,485
Operating lease right-of-use assets	17,625	—
Deferred tax assets, net	476	18,663
Other intangible assets, net	23,578	26,827
Other long-term assets	—	126
TOTAL ASSETS	$249,357	$285,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,578	$15,011
Accrued liabilities	7,797	10,335
Income taxes payable	276	—
Interest payable	—	8
Liabilities held for sale	—	9,174
Current portion of lease liabilities	762	—
Long-term debt, classified as current	—	49,731
Total current liabilities	19,413	84,259
Long-term operating lease liabilities	17,945	—
Long-term finance lease liabilities	172	—
Deferred tax liabilities, net	116	—
Total liabilities	37,646	84,259
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 63,038,397 shares issued and 58,909,280 shares outstanding at September 30, 2019; 62,162,875 shares issued and 57,342,279 shares outstanding at December 31, 2018	6	6
Additional paid-in capital	346,392	343,536
Accumulated other comprehensive loss	(962)	(1,116)
Retained earnings (accumulated deficit)	(100,281)	(107,565)
Treasury stock, at cost; 4,129,117 and 3,770,224 shares at September 30, 2019 and December 31, 2018, respectively	(33,444)	(33,237)
Total stockholders’ equity	211,711	201,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$249,357	$285,883

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$21,879	$53,709	$99,827	$134,324
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	23,689	45,647	106,593	117,848
Corporate general and administrative	5,685	7,476	19,020	24,634
Depreciation and amortization	2,058	2,259	6,437	6,935
Research and development	2,297	2,350	6,657	8,054
Loss on disposal of long-lived assets	3	57	1,096	119
Impairment of goodwill	—	—	—	37,180
Total costs and expenses	33,732	57,789	139,803	194,770
Loss from operations	(11,853)	(4,080)	(39,976)	(60,446)
Other (expense) income:
Interest expense	(1)	(746)	(2,014)	(1,902)
Loss on sale of business	—	(360)	—	(360)
Loss on write-down of assets held for sale	—	—	—	(2,580)
Other income (expense), net	436	10	1,236	(2,599)
Total other income (expense)	435	(1,096)	(778)	(7,441)
Loss before income taxes	(11,418)	(5,176)	(40,754)	(67,887)
Income tax benefit (expense)	191	333	1,157	(15,545)
Loss from continuing operations	(11,227)	(4,843)	(39,597)	(83,432)
Income from discontinued operations, net of tax	117	911	46,881	4,176
Net income (loss)	$(11,110)	$(3,932)	$7,284	$(79,256)
Net loss attributable to noncontrolling interests	—	—	—	357
Net income (loss) attributable to Flotek Industries, Inc. (Flotek)	$(11,110)	$(3,932)	$7,284	$(78,899)

Amounts attributable to Flotek shareholders:
Loss from continuing operations	$(11,227)	$(4,843)	$(39,597)	$(83,075)
Income from discontinued operations, net of tax	117	911	46,881	4,176
Net income (loss) attributable to Flotek	$(11,110)	$(3,932)	$7,284	$(78,899)

Basic earnings (loss) per common share:
Continuing operations	$(0.19)	$(0.08)	$(0.67)	$(1.44)
Discontinued operations, net of tax	—	0.02	0.80	0.07
Basic earnings (loss) per common share	$(0.19)	$(0.06)	$0.13	$(1.37)

Diluted earnings (loss) per common share:
Continuing operations	$(0.19)	$(0.08)	$(0.67)	$(1.44)
Discontinued operations, net of tax	—	0.02	0.80	0.07
Diluted earnings (loss) per common share	$(0.19)	$(0.06)	$0.13	$(1.37)

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	59,004	58,319	58,725	57,820
Weighted average common shares used in computing diluted earnings (loss) per common share	59,004	58,319	58,725	57,820

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Loss from continuing operations	$(11,227)	$(4,843)	$(39,597)	$(83,432)
Income from discontinued operations, net of tax	117	911	46,881	4,176
Net income (loss)	(11,110)	(3,932)	7,284	(79,256)
Other comprehensive income (loss):
Foreign currency translation adjustment	36	85	154	(76)
Comprehensive income (loss)	$(11,074)	$(3,847)	$7,438	$(79,332)
Net loss attributable to noncontrolling interests	—	—	—	357
Comprehensive income (loss) attributable to Flotek	$(11,074)	$(3,847)	$7,438	$(78,975)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to Flotek Industries, Inc. (Flotek)	$7,284	$(78,899)
Less: Income from discontinued operations, net of tax	46,881	4,176
Loss from continuing operations	(39,597)	(83,075)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,437	6,935
Amortization of deferred financing costs	1,428	294
Provision for doubtful accounts	426	176
Provision for excess and obsolete inventory	—	1,817
Impairment of goodwill	—	37,180
Loss on sale of business	—	360
Loss on write-down of assets held for sale	—	2,580
Loss on disposal of long-lived assets	1,096	119
Non-cash lease expense	813	—
Stock compensation expense	2,829	6,594
Deferred income tax provision	17,983	15,358
Reduction in tax benefit related to share-based awards	24	312
Changes in current assets and liabilities:
Restricted cash	(663)	—
Accounts receivable, net	21,629	(10,392)
Inventories, net	3,000	(1,490)
Income taxes receivable	2,853	58
Other current assets	(14,974)	1,759
Accounts payable	(4,434)	5,672
Accrued liabilities	(13,122)	(9,001)
Income taxes payable	595	—
Interest payable	(8)	(37)
Net cash used in operating activities	(13,685)	(24,781)
Cash flows from investing activities:
Capital expenditures	(1,869)	(3,965)
Proceeds from sale of business	169,722	1,665
Proceeds from sale of assets	234	361
Purchase of patents and other intangible assets	(590)	(1,466)
Net cash (used in) provided by investing activities	167,497	(3,405)
Cash flows from financing activities:
Borrowings on revolving credit facility	42,984	213,612
Repayments on revolving credit facility	(92,715)	(188,160)
Debt issuance costs	—	(98)
Purchase of treasury stock related to share-based awards	(207)	(91)
Proceeds from sale of common stock	7	341
Payments for finance leases	51	—
Loss from noncontrolling interest	—	(357)
Net cash (used in) provided by financing activities	(49,880)	25,247
Discontinued operations:
Net cash (used in) provided by operating activities	(321)	880
Net cash (used in) provided by investing activities	337	(630)
Net cash flows provided by discontinued operations	16	250
Effect of changes in exchange rates on cash and cash equivalents	2	(66)
Net increase (decrease) in cash and cash equivalents	103,950	(2,755)
Cash and cash equivalents at the beginning of period	3,044	4,584
Cash and cash equivalents at the end of period	$106,994	$1,829

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2019	62,956	$6	3,948	$(33,378)	$345,217	$(998)	$(89,171)	$—	$221,676
Net income	—	—	—	—	—	—	(11,110)	—	(11,110)
Foreign currency translation adjustment	—	—	—	—	—	36	—	—	36
Stock issued under employee stock purchase plan	—	—	(8)	—	15	—	—	—	15
Restricted stock granted	82	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	159	—	—	—	—	—	—
Treasury stock purchased	—	—	30	(66)	—	—	—	—	(66)
Stock compensation expense	—	—	—	—	1,160	—	—	—	1,160
Balance, September 30, 2019	63,038	$6	4,129	$(33,444)	$346,392	$(962)	$(100,281)	$—	$211,711

	Three months ended September 30, 2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2018	61,642	$6	3,607	$(33,088)	$340,618	$(1,045)	$(112,192)	$1	$194,300
Net loss	—	—	—	—	—	—	(3,932)	—	(3,932)
Foreign currency translation adjustment	—	—	—	—	—	85	—	—	85
Stock issued under employee stock purchase plan	—	—	(46)	—	94	—	—	—	94
Restricted stock granted	461	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	23	(67)	—	—	—	—	(67)
Stock compensation expense	—	—	—	—	2,336	—	—	—	2,336
Balance, September 30, 2018	62,103	$6	3,584	$(33,155)	$343,048	$(960)	$(116,124)	$1	$192,816

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands)

	Nine months ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$(1,116)	$(107,565)	$—	$201,624
Net income	—	—	—	—	—	—	7,284	—	7,284
Foreign currency translation adjustment	—	—	—	—	—	154	—	—	154
Stock issued under employee stock purchase plan	—	—	(7)	—	15	—	—	—	15
Restricted stock granted	875		—	—		—	—	—	—
Restricted stock forfeited	—	—	292	—	—	—	—	—	—
Treasury stock purchased	—	—	74	(207)	—	—	—	—	(207)
Stock compensation expense	—	—	—	—	2,841	—	—	—	2,841
Balance, September 30, 2019	63,038	$6	4,129	$(33,444)	$346,392	$(962)	$(100,281)	$—	$211,711

	Nine months ended September 30, 2018
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
Net loss	—	—	—	—	—	—	(78,899)	(357)	(79,256)
Foreign currency translation adjustment	—	—	—	—	—	(76)	—	—	(76)
Stock issued under employee stock purchase plan	—	—	(111)	—	341	—	—	—	341
Restricted stock granted	1,480	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	45	—	—	—	—	—	—
Treasury stock purchased	—	—	29	(91)	—	—	—	—	(91)
Stock compensation expense	—	—	—	—	6,640	—	—	—	6,640
Balance, September 30, 2018	62,103	$6	3,584	$(33,155)	$343,048	$(960)	$(116,124)	$1	$192,816

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is an international energy chemistry technology-driven company that develops and supplies chemistry and services to the oil and gas industry. Flotek also supplied high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets, which was classified as discontinued operations at December 31, 2018.
The Company’s oilfield business designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas (“O&G”) well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Activities in this segment also include construction and management of automated material handling facilities as well as management of loading facilities and blending operations for oilfield services companies. In the segment reported as discontinued operations at December 31, 2018, the Company processed citrus oil to produce (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the O&G industry.
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
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Effective January 1, 2019, the Company adopted ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” This standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
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
Effective February 28, 2019, the Company completed the sale of the CICT segment to ADM for $175.0 million in cash consideration, with $4.4 million temporarily held in escrow by ADM for post-closing working capital adjustments for up to 90 days and $13.1 million temporarily held in escrow to satisfy potential indemnification claims by ADM with anticipated releases at 6 months, 12 months, and 15 months. As of September 30, 2019, the escrow balance including interest was $12.5 million reflected in other current assets.
Pursuant to the dispute resolution procedures set forth in the Share Purchase Agreement, the Company and ADM are in the process of engaging a neutral third party arbitrator to help reach agreement on the final post-closing working capital adjustment.
Concurrent with the closing of the sale of the CICT segment, the Company retained $11.1 million of historical inventory previously held by the CICT segment. In addition, the Company executed a long-term supply agreement for terpene. The term of the agreement runs through September 2023, with an option to extend for an additional year. The remaining minimum commitment of the agreement at September 30, 2019 is $72 million.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Consumer and Industrial Chemistry Technologies
Revenue	$—	$17,280	$11,031	$56,267
Operating expenses	—	(15,562)	(11,572)	(49,797)
Depreciation and amortization	—	(699)	—	(2,049)
Research and development	—	(161)	(69)	(483)
(Loss) income from operations	—	858	(610)	3,938
Other income	—	59	35	251
Gain on sale of business	148	—	67,842	—
Income before income taxes	148	917	67,267	4,189
Income tax expense	(31)	(6)	(20,386)	(13)
Net income from discontinued operations	$117	$911	$46,881	$4,176

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities held for sale on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

	Consumer and Industrial Chemistry Technologies
	September 30, 2019	December 31, 2018
Assets:
Accounts receivable, net	$—	$10,547
Inventories, net	—	52,069
Other current assets	—	446
Property and equipment, net	—	15,899
Goodwill	—	19,480
Other intangible assets, net	—	20,029
Assets held for sale	—	118,470
Valuation allowance	—	—
Assets held for sale, net	$—	$118,470
Liabilities:
Accounts payable	$—	$8,883
Accrued liabilities	—	291
Liabilities held for sale	$—	$9,174

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
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense	$652	$1,958
Finance lease expense:
Amortization of right-of-use assets	357	577
Interest on lease liabilities	3	6
Total finance lease expense	360	583
Short-term lease expense	22	97
Total lease expense	$1,034	$2,638

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$584	$1,749
Operating cash flows from finance leases	3	6
Financing cash flows from finance leases	6	51

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities are as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended September 30, 2019)	$586	$17
2020	2,335	70
2021	2,293	70
2022	2,257	46
2023	2,166	38
Thereafter	25,695	22
Total lease payments	$35,332	$263
Less: Interest	(16,678)	(43)
Present value of lease liabilities	$18,654	$220

Supplemental balance sheet information related to leases is as follows (in thousands):

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$17,625

Current portion of lease liabilities	$709
Long-term operating lease liabilities	17,945
Total operating lease liabilities	$18,654

Finance Leases
Property and equipment	$293
Accumulated depreciation	(19)
Property and equipment, net	$274

Current portion of lease liabilities	$48
Long-term finance lease liabilities	172
Total finance lease liabilities	$220

Weighted Average Remaining Lease Term
Operating leases	15.7 years
Finance leases	4.8 years

Weighted Average Discount Rate
Operating leases	8.9%
Finance leases	8.5%

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the three and nine months ended September 30, 2019 and 2018, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities, for which the Company did not record adjustments to opening retained earnings as of December 31, 2016 or for any periods previously presented.
The vast majority of the Company’s products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30-45 days for domestic and 60 day for international from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the three and nine months ended September 30, 2019 and 2018.
The Company differentiates revenue and operating expenses (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and operating expenses (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Products	$21,031	$52,510	$96,733	$130,652
Services	848	1,199	3,094	3,672
	$21,879	$53,709	$99,827	$134,324
Operating expenses (excluding depreciation and amortization):
Products	$23,637	$44,048	$105,440	$114,365
Services	52	1,599	1,153	3,483
	$23,689	$45,647	$106,593	$117,848

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Supplemental cash payment information:
Interest paid	$595	$1,645
Income taxes paid, net of refunds	887	16

Note 7 — Inventories
Inventories are as follows (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$7,339	$10,608
Finished goods	17,809	18,798
Inventories	25,148	29,406
Less reserve for excess and obsolete inventory	(815)	(2,117)
Inventories, net	$24,333	$27,289

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2019	December 31, 2018
Land	$4,372	$4,372
Buildings and leasehold improvements	37,729	37,719
Machinery and equipment	26,871	26,995
Fixed assets in progress	1,462	581
Furniture and fixtures	1,670	1,573
Transportation equipment	1,448	1,852
Computer equipment and software	5,212	9,370
Property and equipment	78,764	82,462
Less accumulated depreciation	(37,584)	(36,977)
Property and equipment, net	$41,180	$45,485

Depreciation expense totaled $1.6 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and $5.0 million and $5.9 million for the nine months ended September 30, 2019 and 2018, respectively.
During the three and nine months ended September 30, 2019 and 2018, no impairments were recognized related to property and equipment.
Note 9 — Goodwill

During the second quarter of 2018, the Company recognized a goodwill impairment charge of $37.2 million in the Energy Chemistry Technologies (“ECT”) reporting unit, which resulted from sustained under-performance and lower expectations related to the reporting unit. As a result of these factors, a qualitative analysis, and additional risks associated with the business, the Company concluded that sufficient indicators existed to require an interim quantitative assessment of goodwill for that reporting unit as of September 30, 2018. The fair value of the reporting unit was estimated based on an analysis of the present value of future discounted cash flows. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The assumptions were based on the actual historical performance of the reporting unit and took into account a recent weakening of operating results in an improving market environment. The excess of the reporting unit’s carrying value over the estimated fair value was recorded as the goodwill impairment charge in the second quarter 2018 and represented all of the ECT reporting unit’s goodwill.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has no reporting units which had a goodwill balance at December 31, 2018, and there were no acquisitions during the three and nine months ended September 30, 2019.
Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$16,711	$6,427	$17,399	$6,689
Customer lists	15,367	5,824	15,367	5,259
Trademarks and brand names	1,349	1,150	1,385	1,149
Intangible assets in progress	792	—	1,614	—
Total finite-lived intangible assets acquired	34,219	13,401	35,765	13,097
Deferred financing costs	—	—	1,895	496
Total amortizable intangible assets	34,219	$13,401	37,660	$13,593
Indefinite-lived intangible assets:
Trademarks and brand names	2,760		2,760
Total other intangible assets	$36,979		$40,420

Carrying value:
Other intangible assets, net	$23,578		$26,827

Finite-lived intangible assets acquired are amortized on a straight-line basis over two to 20 years. Amortization of finite-lived intangible assets acquired totaled $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2019 and 2018.
Amortization of deferred financing costs totaled zero and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $1.4 million and 0.3 million for the nine months ended September 30, 2019 and 2018.
Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	September 30, 2019	December 31, 2018
Long-term debt, classified as current:
Borrowings under revolving credit facility	$—	$49,731

Borrowing under the revolving credit agreement at December 31, 2018 was classified as current debt.
Credit Facility
On May 10, 2013, the Company and certain of its subsidiaries entered into an Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”). The Company could borrow under the Credit Facility for working capital, permitted acquisitions, capital expenditures and other corporate purposes. The Credit Facility was to continue in effect until May 10, 2022. Under terms of the Credit Facility, the Company had total borrowing availability of $75 million under a revolving credit facility, including a sublimit of $10 million that could be used for letters of credit. On March 1, 2019, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility, and simultaneously terminated the Credit Facility. Simultaneously with the termination of the Credit Facility, the Company expensed the remaining amount of deferred financing costs totaling $1.4 million.

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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2019 and 2018, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.5 million restricted stock units for the three and nine months ended September 30, 2019, and 0.9 million restricted stock units for the three and nine months ended September 30, 2018.

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had total cash of $107.0 million, which consisted of cash equivalents of $57.7 million in a government money market account and cash deposits of $45.5 million in an interest bearing demand deposit account and $3.8 million in operating cash accounts, at September 30, 2019, and $3.0 million, which consisted of no cash equivalents and cash deposits of $3.0 million in operating cash accounts, at December 31, 2018.
The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under Credit Facility	—	—	49,731	49,731

The carrying amount of borrowings under the Credit Facility approximates its fair value because the interest rates are variable.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended June 30, 2018, the Company recorded an impairment of $37.2 million for goodwill in the Energy Chemistry Technologies reporting unit. No impairments of any of these assets were recognized during the three and nine months ended September 30, 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.7	1.5	1.2	(0.2)
Non-U.S. income taxed at different rates	0.2	3.9	0.8	0.6
Reduction in tax benefit related to stock-based awards	(0.6)	(4.9)	(1.4)	(1.7)
Non-deductible expenses	(0.7)	(8.6)	(0.4)	(9.2)
Research and development credit (expense)	0.2	(3.5)	0.5	0.3
Increase in valuation allowance	(18.8)	(3.4)	(18.2)	(33.6)
Other	(1.4)	—	(0.7)	—
Effective income tax rate	1.6%	6.0%	2.8%	(22.8)%

Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in the valuation allowance, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates.
Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it was more likely than not that it would not realize the benefits of certain deferred tax assets and, therefore, recorded a $15.5 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the sale of the CICT segment provided a source of income to support the release of $11.5 million of the valuation allowance which resulted in a deferred tax asset of $18.7 million. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018. The increase in the valuation allowance during the nine months ended September 30, 2019, reflects management’s evaluation of deferred tax assets more-likely-than-not to be used after giving consideration to the gain from the sale of the CICT segment and anticipated results of operations.
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
Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended on November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of changes in common shares issued during the nine months ended September 30, 2019 is as follows:

Shares issued at December 31, 2018	62,162,875
Issued as restricted stock award grants	875,522
Shares issued at September 30, 2019	63,038,397

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program
In June 2015, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2018, the Company had repurchased $0.3 million of its common stock under this authorization. During the three and nine months ended September 30, 2019 and 2018, the Company did not repurchase any shares of its outstanding common stock under this authorization.
At September 30, 2019, the Company has $49.7 million remaining under its share repurchase program.
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
Energy Chemistry Technologies designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in O&G well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Activities in this segment also include construction and management of automated material handling facilities as well as management of loading facilities and blending operations for oilfield services companies.
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
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended September 30,	Energy Chemistry Technologies	Corporate and Other	Total
2019
Net revenue from external customers	$21,879	$—	$21,879
Loss from operations	(5,984)	(5,869)	(11,853)
Depreciation and amortization	1,870	188	2,058
Capital expenditures	1,102	—	1,102

2018
Net revenue from external customers	$53,709	$—	$53,709
Income (loss) from operations	3,921	(8,001)	(4,080)
Depreciation and amortization	1,734	525	2,259
Capital expenditures	302	861	1,163

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30,	Energy Chemistry Technologies	Corporate and Other	Total
2019
Net revenue from external customers	$99,827	$—	$99,827
Loss from operations	(18,968)	(21,008)	(39,976)
Depreciation and amortization	5,588	849	6,437
Capital expenditures	1,869	—	1,869

2018
Net revenue from external customers	$134,324	$—	$134,324
Loss from operations	(34,176)	(26,270)	(60,446)
Depreciation and amortization	5,300	1,635	6,935
Capital expenditures	2,480	1,314	3,794

Assets of the Company by reportable segments are as follows (in thousands):

	September 30, 2019	December 31, 2018
Energy Chemistry Technologies	$123,309	$139,205
Corporate and Other	126,048	28,208
Total segments	249,357	167,413
Held for sale	—	118,470
Total assets	$249,357	$285,883

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue, except as noted below. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S.	$19,663	$35,685	$89,653	$108,571
Other countries	2,216	18,024	10,174	25,753
Total	$21,879	$53,709	$99,827	$134,324

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Customer A	35.9%	*	16.7%	*
Customer B	*	12.2%	12.3%	10.4%
Customer C	6.6%	25.6%	*	13.6%

* This customer did not account for more than 10% of revenue.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Concentrations and Credit Risk
The majority of the Company’s revenue is derived from O&G industry. Customers include major oilfield services companies, major integrated oil and natural gas companies, independent oil and natural gas companies, pressure pumping service companies, and state-owned national oil companies. This concentration of customers in one industry increases credit and business risks.
The Company is subject to concentrations of credit risk within trade accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in accounts in two major financial institutions and balances often exceed insurable amounts.
Note 18 — Related Party Transaction
In January 2017, the Internal Revenue Service (“IRS”) notified the Company that it was examining the Company’s federal tax returns for the year ended December 31, 2014. As a result of this examination, the IRS informed the Company on May 1, 2019 that certain employment taxes related to the CEO’s compensation were not properly withheld in 2014 and proposed an adjustment. The CEO’s affiliated companies through which he provided his services have agreed to indemnify the Company for any such taxes, and the CEO has executed a personal guaranty in favor of the Company, supporting this indemnification.
At June 30, 2019, the Company recorded a liability of $2.4 million related to the estimated employment tax under-withholding for the years 2014 through 2018. By September 30, 2019, the liability totaled $1.8 million, after the Company paid $0.6 million to the IRS for these taxes and made an additional accrual covering the estimated under-withholding tax liability through 2019. In addition, at September 30, 2019 the Company recorded a receivable from the CEO’s affiliated companies totaling $2.4 million. In October 2019, an amendment to the CEO’s employment agreement was executed, giving the Company the contractual right of offset for any amounts owed to the Company against, and giving the Company the right to withhold payments equal to amounts reasonably estimated to potentially become due to the Company by the CEO’s affiliated companies from, any amounts owed to the CEO under the employment agreement.

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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future O&G prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Historical North American drilling activity is reflected in “TABLE A” on the following page.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their O&G operations,

•	Chemistries that meet the need of consumer product markets, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils, which are a major raw material used by the Company in its operations, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crops,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests), and

•	International competition and pricing pressures resulting from natural and artificial pricing influences.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	O&G drilling and completion operations,

•	O&G production operations, and

•	Non-O&G industrial solvents.

TABLE A	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Average North American Active Drilling Rigs
U.S.	920	1,051	(12.5)%	985	1,019	(3.3)%
Canada	132	209	(36.8)%	132	195	(32.3)%
Total	1,052	1,260	(16.5)%	1,117	1,214	(8.0)%
Average U.S. Active Drilling Rigs by Type
Vertical	52	63	(17.5)%	55	61	(9.8)%
Horizontal	802	921	(12.9)%	863	890	(3.0)%
Directional	66	67	(1.5)%	67	68	(1.5)%
Total	920	1,051	(12.5)%	985	1,019	(3.3)%
Average North American Drilling Rigs by Product
Oil	847	1,004	(15.6)%	884	954	(7.3)%
Natural Gas	205	256	(19.9)%	233	260	(10.4)%
Total	1,052	1,260	(16.5)%	1,117	1,214	(8.0)%
Source: Rig counts are per Baker Hughes, Inc. (www.bakerhughes.com). Rig counts are the averages of the weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https://www.eia.gov/petroleum/drilling/) as of October 15, 2019.
Average U.S. rig activity decreased by 12.5% and 3.3% for the three and nine months ended September 30, 2019, respectively, when compared to the same periods of 2018, and sequentially, decreased by 7.0% when compared to the second quarter of 2019.
According to data collected by the U.S. Energy Information Administration (“EIA”) as reported on October 15, 2019, completions in the seven most prolific areas in the lower 48 states increased 10.1% and 11.8% for the three and nine months ended September 30, 2019, respectively, when compared to the same periods of 2018. Completions increased 0.3% when compared to the second quarter of 2019.
Company Outlook
After a continuous decline in U.S. drilling activity beginning in mid-2014, the market began to gradually recover in the second quarter of 2016. Although O&G markets have improved, the level of drilling and completion activity remains lower than previous levels experienced before the downturn in 2014. Assuming the price for crude oil remains relatively soft and regulatory impediments are limited, the Company expects continued volatility in global oilfield activity for the remainder of 2019.

During the third quarter of 2019, the Company continued to promote the efficacy of its Complex nano-Fluid® (“CnF®”) chemistries and its Prescriptive Chemistry Management® (“PCM®”) offering. Although quarter-to-quarter performance may vary, the Company expects to continue to penetrate the market over time by demonstrating the efficacy of its CnF® chemistries and reservoir-centric full fluid systems via PCM®. The Company will continue to demonstrate the value and benefit of Flotek chemistries through comparative analysis of wells with and without Flotek chemistries and field validation results conducted in partnership with exploration and production (“E&P”) companies. Flotek is experiencing a notable shift in purchasing behaviors in which E&P companies are seeking greater transparency, control and efficacy in their fluid systems, as they see diminishing returns on mechanical factors in their completion designs, such as proppant loading, fluid loading, and lateral length in their completions. As a result, they are focusing more on sourcing consumables, including chemistry, directly from manufacturers and other providers of these products. This trend has created significant changes in Flotek’s customer base, product portfolio, and sales efforts and continues to influence changes in inventory and distribution strategies, capital allocation, and the business model for the Company. While these challenges are expected to persist in the near-term, the Company believes it can grow its client base and revenue opportunities over time.
The Company continues to enhance and improve its patented and proven chemistries through its industry leading research and innovation staff who develop innovative and customer- responsive products, as well as create new chemistry technologies, which are expected to address oilfield challenges of the future and expand the Company’s product lines. Completed in 2016, the Company’s Houston based Global Research & Innovation Center houses scientists, chemists, geologists, and reservoir, petroleum and geomechanical engineers who advance the development of next-generation innovative energy chemistries, as well as expanded collaboration among clients, leaders from academia, and Company scientists. These collaborative opportunities are an important and distinguishing capability within the industry and provide real-time product and fluid system development support directly to the customer.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. The Company continues to focus on maximizing the profitability of its product and business portfolio, and may exit or enter new product lines or businesses which complement its current operations.
Capital expenditures for continuing operations totaled $1.9 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. The Company expects capital expenditures to total approximately $2.2 million for 2019 and does not have any specific growth capital projects currently planned or committed. During the first quarter of 2019, the Company formed a Strategic Capital Committee that will consider these possible growth capital projects going forward. The Company will remain nimble in its core capital expenditure plans, adjusting as market conditions warrant, and will focus any growth capital spending program on uses that generate positive returns and to areas that pose a strategic long-term benefit.
During the first quarter and into the beginning of the second quarter of 2019, the Company lost several key sales personnel. In April 2019, the Company hired a new Senior Vice President of Global Sales & Business Development who now leads the Company’s domestic and international sales and business development strategies as well as operations. By the end of the third quarter, the Company had substantially rebuilt a more technically oriented sales organization; however, as a result of the transition of sales personnel, and the typically longer sales cycle for the company’s products, revenue for the remainder of 2019 may be negatively impacted. The Company believes the opportunity it has taken to enhance the technical background of its sales personnel together with relationships built with its customers, and the demonstrated value and benefit of Flotek’s chemistries will help to mitigate further potential revenue declines.
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

Results of Continuing Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$21,879	$53,709	$99,827	$134,324
Operating expenses (excluding depreciation and amortization)	23,689	45,647	106,593	117,848
Operating expenses %	108.3%	85.0%	106.8%	87.7%
Corporate general and administrative	5,685	7,476	19,020	24,634
Corporate general and administrative %	26.0%	13.9%	19.1%	18.3%
Depreciation and amortization	2,058	2,259	6,437	6,935
Research and development costs	2,297	2,350	6,657	8,054
Loss on disposal of long-lived assets	3	57	1,096	119
Impairment of goodwill	—	—	—	37,180
Loss from operations	(11,853)	(4,080)	(39,976)	(60,446)
Operating margin %	(54.2)%	(7.6)%	(40.0)%	(45.0)%
Loss on sale of business	—	(360)	—	(360)
Loss on write-down of assets held for sale	—	—	—	(2,580)
Interest and other income (expense), net	435	(736)	(778)	(4,501)
Loss before income taxes	(11,418)	(5,176)	(40,754)	(67,887)
Income tax benefit (expense)	191	333	1,157	(15,545)
Loss from continuing operations	(11,227)	(4,843)	(39,597)	(83,432)
Income from discontinued operations, net of tax	117	911	46,881	4,176
Net income (loss)	$(11,110)	$(3,932)	$7,284	$(79,256)
Net (loss) income %	(51.3)%	(9.0)%	(39.7)%	(62.1)%
Net loss attributable to noncontrolling interests	—	—	—	357
Net income (loss) attributable to Flotek Industries, Inc. (Flotek)	$(11,110)	$(3,932)	$7,284	$(78,899)
Consolidated Results of Operations: Three and Nine Months Ended September 30, 2019, Compared to the Three and Nine Months Ended September 30, 2018
Consolidated revenue for the three and nine months ended September 30, 2019, decreased $31.8 million, or 59.3%, and $34.5 million, or 25.7%, respectively, versus the same periods of 2018. The decrease in revenue was a result of the continued volatile macro-environment for U.S. onshore drilling and completion activity, the transition of personnel in the Company’s sales organization, and the deferral of completion activity by certain clients.
Consolidated operating expenses (excluding depreciation and amortization) for the three and nine months ended September 30, 2019, decreased $22.0 million, or 48.1%, and $11.3 million, or 9.6%, respectively, compared to the same periods of 2018, and, as a percentage of revenue, increased to 108.3% and 106.8%, for the three and nine months ended September 30, 2019, respectively from 85.0% and 87.7% in the same periods of 2018. The decrease is primarily due to lower material costs, lower logistics, lower labor, and lower inventory adjustments.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $1.8 million, or 24.0%, and $5.6 million, or 22.8%, respectively, for the three and nine months ended September 30, 2019, versus the same periods of 2018. As a percentage of revenue, CG&A increased 12.1% and 0.7% for the three and nine months ended September 30, 2019, respectively. The decrease in CG&A costs were primarily due to lower personnel costs, lower software licensing fees and lower professional fees.
Depreciation and amortization expense decreased $0.2 million, or 8.9%, and $0.5 million, or 7.2%, for the three and nine months ended September 30, 2019, respectively versus the same periods of 2018.

Research and Innovation (“R&I”) expense decreased $0.1 million, or 2.3%, and $1.4 million, or 17.3%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The decrease is primarily due to lower personnel costs related to the reductions in headcount associated costs savings initiatives during the first half of 2019.
Loss on disposal of long-lived assets remained flat for the three months ended September 30, 2019 but increased $1.0 million for the nine months ended September 30, 2019, compared to the same periods of 2018, primarily due to the disposal of certain corporate software in the first quarter of 2019.
Interest and other expense decreased $1.2 million and $3.7 million for the three and nine months ended September 30, 2019, respectively, versus the same periods of 2018, primarily due to a $1.2 million write-off associated with the discontinuation of certain corporate projects during the second quarter 2018 and $1.3 million related to moving from an interest expense position to an interest income position as a result of the sale of the CICT segment and subsequent termination of the Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank in the first quarter 2019. The decrease is partially offset by the acceleration of $1.4 million of unamortized debt issuance costs associated with the termination of the Credit Facility in the first quarter 2019.
The Company recorded an income tax benefit of $0.2 million and $1.2 million, yielding an effective tax benefit rate of 1.6% and 2.8%, for the three and nine months ended September 30, 2019, respectively, compared to an income tax benefit of $0.3 million and income tax expense of $15.5 million, yielding an effective tax benefit rate of 6.0% and 22.8%, for the comparable periods in 2018.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. The Company recorded net income from discontinued operations of $0.1 million and $46.9 million for the three and nine months ended September 30, 2019, respectively.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$21,879	$53,709	$99,827	$134,324
Income (loss) from operations	(5,984)	3,921	(18,968)	(34,176)
Income (loss) from operations - excluding impairment	(5,984)	41,101	(18,968)	3,004
Operating margin %	(27.4)%	7.3%	(19.0)%	(25.4)%
ECT Results of Operations: Three and Nine Months Ended September 30, 2019, Compared to the Three and Nine Months Ended September 30, 2018
ECT revenue for the three and nine months ended September 30, 2019, decreased $31.8 million, or 59.3%, and $34.5 million, or 25.7%, respectively, and versus the same period of 2018. The decrease in revenue was a result of the continued volatile macro-environment for U.S. onshore drilling and completion activity, the transition of personnel in the Company’s sales organization, and the deferral of completion activity by certain clients.
The change in income (loss) from operations was unfavorable for the ECT segment by $9.9 million and favorable by $15.2 million for the three and nine months ended September 30, 2019, respectively, versus the same period in 2018. The unfavorability for the three months ended September 30, 2019 is primarily the result of lower sales volumes and lower plant utilization, partially offset by lower logistics and personnel costs. The favorability for the nine months ended September 30, 2019 is due to a non-recurring impairment of goodwill of $37.2 million in 2018 and lower personnel costs, partially offset by lower sales volumes and lower plant utilization.

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

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$—	$17,280	$11,031	$56,267
Income (loss) from operations	—	858	(610)	3,938
Operating margin %	—%	5.0%	(5.5)%	7.0%
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2019, the Company was not involved in any unconsolidated SPEs.
The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors other than the long term terpene agreement discussed in Note 3.
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2019.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first nine months of 2019, the Company funded capital requirements primarily with cash on hand, including proceeds from the sale of the CICT segment, and debt financing.

Historically, the Company’s primary source of debt financing was its $75 million Credit Facility with PNC Bank. Upon closing of the sale of the CICT segment, on March 1, 2019, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility, and subsequently terminated the Credit Facility. Significant terms of the Credit Facility are discussed in Note 13 — “Long-Term Debt and Credit Facility” in Part II, Item 8 — “Financial Statements and Supplementary Data” of the Company’s Annual Report.
The Company believes it has adequate liquidity to fund its ongoing operations and capital expenditures. As of September 30, 2019, the Company had available cash and cash equivalents of $107.0 million. For the remainder of 2019, the Company expects maintenance capital spending of approximately $0.3 million and does not have any specific growth capital projects currently planned or committed. Futhermore, the Company plans to use internally generated funds and cash on hand to fund operations and capital expenditures. With the proceeds from the sale of the CICT segment, the Company paid off its Credit Facility balance and formed a Strategic Capital Committee to evaluate and make recommendations to the board of directors regarding the manner in which the remaining net proceeds from the sale will be deployed. Subject to Board approval of any recommendations by the Strategic Capital Committee, the Company will continue to invest capital in what it believes to be economically attractive opportunities for its shareholders. This includes the potential for share repurchases included under our share repurchase program approved by the board of directors in June 2015.
Any excess cash generated may be used for outside growth opportunities or retained for future use.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(13,685)	$(24,781)
Net cash (used in) provided by investing activities	167,497	(3,405)
Net cash (used in) provided by financing activities	(49,880)	25,247
Net cash flows provided by discontinued operations	16	250
Effect of changes in exchange rates on cash and cash equivalents	2	(66)
Net increase (decrease) in cash and cash equivalents	$103,950	$(2,755)
Operating Activities
Net cash used in operating activities was $13.7 million and $24.8 million during the nine months ended September 30, 2019 and 2018, respectively. Consolidated net loss for the nine months ended September 30, 2019 and 2018, totaled $39.6 million and $83.4 million, respectively.
During the nine months ended September 30, 2019, net non-cash contributions to net income totaled $31.0 million. Contributory non-cash items consisted primarily of $18.0 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $7.9 million for depreciation and amortization, $2.8 million for stock compensation expense, and $1.1 million for net loss on disposal of long-lived assets.
During the nine months ended September 30, 2018, net non-cash contributions to net income totaled $71.7 million. Contributory non-cash items consisted primarily of $37.2 million for the goodwill impairment charge, $15.4 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $6.6 million for stock compensation expense, loss on write-down of assets held for sale of $2.5 million, $7.2 million for depreciation and amortization and $1.8 million for provisions related to inventory reserves.
During the nine months ended September 30, 2019, changes in working capital used $5.1 million in cash, primarily resulting from increasing restricted cash and other current assets by $15.6 million and decreasing accounts payable, accrued liabilities and interest payable $17.6 million, partially offset by decreasing accounts receivable, inventories and income tax receivable by $27.5 million and increasing income tax payable by $0.6 million.
During the nine months ended September 30, 2018, changes in working capital used $13.4 million in cash, primarily resulting from increasing accounts receivable and inventory by $11.9 million and decreasing accrued liabilities and interest payable by $9.0 million, partially offset by increasing income tax receivable and other current assets by $1.8 million and increasing accounts payable by $5.6 million.

Investing Activities
Net cash provided by investing activities was $167.5 million for the nine months ended September 30, 2019. Cash provided by investing activities primarily included $169.7 million of proceeds received from the sale of the CICT segment, partially offset by $1.9 million for capital expenditures and $0.5 million for the purchase of various patents and intangible assets.
Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2018. Cash used in investing activities primarily included $4.0 million for capital expenditures and $1.5 million for the purchase of various patents, partially offset by $0.4 million of proceeds received from the sale of long-lived assets and $1.6 million of proceeds from sale of business.
Financing Activities
Net cash used in financing activities was $49.9 million for the nine months ended September 30, 2019, due to using $49.7 million for repayments of debt, net of borrowings, associated with the termination of the Credit Facility and $0.2 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards.
Net cash generated through financing activities was $25.2 million for the nine months ended September 30, 2018, primarily due to receiving $25.5 million for borrowings of debt, net of repayments, and receiving $0.3 million in proceeds from the sale of common stock, partially offset by a loss from noncontrolling interest of $0.4 million and $0.2 million related to debt issuance costs and purchase of treasury stock.
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
Material contractual obligations consist of payments of finance and operating lease obligations. Contractual obligations at September 30, 2019, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Finance lease obligations	260	70	109	78	3
Operating lease obligations	36,261	2,450	4,615	4,331	24,865
Supply commitments for raw materials	72,020	18,005	54,015	—	—
Total	$108,541	$20,525	$58,739	$4,409	$24,868

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

The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Repurchases of the Company’s equity securities during the three months ended September 30, 2019, are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2019 to July 31, 2019	4,766	$3.20	—	$49,704,947
August 1, 2019 to August 31, 2019	24,631	$1.99	—	$49,704,947
September 1, 2019 to September 30, 2019	—	$—	—	$49,704,947
Total	29,397		—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through September 30, 2019, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.

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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Second Amended and Restated Bylaws, dated October 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 17, 2017).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Schema Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Label Linkbase Document.
101.PRE	*	XBRL Presentation Linkbase Document.
101.DEF	*	XBRL Definition Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed herewith.
**		Furnished with this Form 10-Q, not filed.
1		Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. CHISHOLM
John W. Chisholm
President and Chief Executive Officer

Date:	November 12, 2019

FLOTEK INDUSTRIES, INC.

By:	/s/ ELIZABETH T. WILKINSON
Elizabeth T. Wilkinson
Chief Financial Officer

Date:	November 12, 2019