Form 10-K
period 2019-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2020-03-06
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM			10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
	Commission File Number		1-13270

FLOTEK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware				90-0023731
(State of other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

10603 W. Sam Houston Parkway N.	Suite 300	Houston,	TX	77064
(Address of principal executive offices)				(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTK	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark:
•      if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
•      if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
•      whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
•      whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
•      whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019 (based on the closing market price on the NYSE Composite Tape on June 28, 2019) was approximately $150,815,000. At March 3, 2020, there were 63,275,372 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Part III of the Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the registrant’s 2020 Annual Meeting of Stockholders.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), and in particular, Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report. The forward looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,”

“expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied. A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – “Risk Factors” of this Annual Report and periodically in future reports filed with the Securities and Exchange Commission (the “SEC”).
The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

ii

PART I
Item 1. Business.
General
Flotek Industries, Inc. (“Flotek” or the “Company”) is a global, technology-driven company that develops and supplies chemistry and services to the oil and gas industries. Flotek also supplied high-value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets, which became classified as discontinued operations at December 31, 2018.
The Company was originally incorporated in the Province of British Columbia on May 17, 1985. In October 2001, the Company moved the corporate domicile to Delaware and effected a 120 to 1 reverse stock split by way of a reverse merger with CESI Chemical, Inc. Since then, the Company has grown organically and through a series of acquisitions.
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
Recent Developments
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies, (“CICT”) segment, which was completed in the first quarter of 2019. An investment banking advisory services firm was engaged and actively marketed this segment. Effective December 31, 2018, the Company classified the assets, liabilities, and results of operations for this segment as “Discontinued Operations” for all periods presented.
During the fourth quarter of 2016, the Company initiated a strategic restructuring of its business to enable a greater focus on its core businesses in energy chemistry and consumer and industrial chemistry and effective December 31, 2016 classified the Drilling Technologies and Production Technology segments into discontinuing operations. During 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of each of the Drilling Technologies and Production Technologies segments.

Description of Operations and Segments
The Company’s continuing operations have one strategic business segment: Energy Chemistry Technologies (“ECT”). The CICT segment was sold in 2019, and the Drilling Technologies, and Production Technologies segments were sold in 2017 and all three are classified as discontinued operations.
The Company offers competitive products and services derived from technological advances, some of which are patented, and experience in fluid systems applications that are responsive to industry demands in both domestic and international markets. Flotek operates and/or distributes its products in seven domestic and international markets.
Financial information about operating segments and geographic concentration is provided in Note 17 – “Business Segment, Geographic and Major Customer Information” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
Information about the Company’s operating segment is below.
Energy Chemistry Technologies
The ECT segment designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Flotek’s specialty chemistries possess enhanced performance characteristics and are manufactured to perform in a broad range of basins and reservoirs with varying downhole pressures, temperatures and other well-specific conditions customized to customer specifications. This segment has a research and innovation laboratory and technical services laboratories that focus on design improvements, development and viability testing of new chemistry formulations, and continued enhancement of existing products. Flotek’s flagship patented chemistry technologies include Complex nano-Fluid® (“CnF® products”), Pressure reducing Fluids®, and MicroSolv™.
Chemistries branded as Complex nano-Fluid® technologies are patented both domestically and internationally and are performance additives within both oil and natural gas markets. The CnF® product mixtures are stable mixtures of plant derived oils, water, and surface active agents which organize molecules into nano structures. The combined advantage of solvents, surface active agents and water, and the resultant nano structures, improve well treatment results as compared to the independent use of solvents and surface active agents. CnF® products are composed of renewable, plant-derived ingredients and oils that are certified as biodegradable. CnF® chemistries help achieve improved operational and financial results for the Company’s customers in low permeability sand and shale reservoirs.
Chemistries branded as Pressure reducing Fluids® technologies (“PrF® products”) are a patented line of high molecular weight polymers used as friction reducers that reduce turbulence and maximize the use of the polymer at a lower loading rate. The products have proven efficacy in a broad range of water quality, including high brine and high iron environments.
Introduced in April 2018, chemistries branded as MicroSolv™ are a patented line of microemulsion technologies designed to deliver cost-effective performance.
Discontinued Operations
Consumer and Industrial Chemistry Technologies. The CICT segment, reported as discontinued operations, sourced citrus oil domestically and internationally and processed citrus oils. Products produced from processed citrus oil include (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in the oil & gas industry and numerous other industries around the world. The CICT segment designed, developed, and manufactured products that were sold to companies in the flavor and fragrance industries and specialty chemical industry. These technologies were used within food and beverage, fragrance, and household and industrial cleaning products industries.
Drilling Technologies. The Drilling Technologies segment provided downhole drilling tools for use in energy and mining activities. This segment assembled, rented, sold, inspected, and marketed specialized equipment used in energy, mining, and industrial drilling activities. Established tool rental operations were located throughout the United States (the “U.S.”) and in a number of international markets.
Production Technologies. The Production Technologies segment provided pumping system components, electric submersible pumps (“ESPs”), gas separators, production valves, and complementary services. Through the Company’s acquisition of International Artificial Lift, LLC, the Company provided a line of next generation hydraulic pumping units that served to increase and maximize production for oil and natural gas wells.
Seasonality
Overall, operations are not significantly affected by seasonality; however, winter weather conditions can pose delays in clients’ activity levels. Certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operations and financial position. The performance of certain services within the Company’s remaining ECT segment can be susceptible to both weather and naturally occurring phenomena, including, but not limited to, the following:

•	the severity and duration of winter temperatures in North America, which impacts natural gas storage levels, drilling activity, and commodity prices;

•	the timing and duration of the Canadian spring thaw and resulting restrictions that impact activity levels;

•	the timing and impact of hurricanes upon coastal and offshore operations; and

•	the adverse weather and disease that affect citrus crops in Florida and Brazil which can negatively impact the availability of citrus oils and increase raw material costs for the ECT segment.
Product Demand and Marketing
Demand for the Company’s energy chemistry products and services is dependent on levels of conventional and non-conventional oil and natural gas well drilling and completion activity, both domestically and internationally. Products in the ECT segment are marketed directly to customers through the Company’s own sales force and through certain contractual agency arrangements. Established customer relationships provide repeat sales opportunities. The Company participates in industry trade shows and publishes technical papers and case studies examining the performance of its chemistries and methodologies for evaluating chemistries more effectively. While the Company’s primary marketing efforts remain focused in North America, a growing amount of resources and effort are focused on emerging international markets, especially in the Middle East and North Africa (“MENA”) and South America. In addition to direct marketing and relationship development, the Company also markets products and services through the use of third party agents primarily in international markets.
Customers
The Company’s customers primarily include major integrated oil and natural gas companies, oilfield service companies, independent oil and natural gas companies, pressure pumping service companies, and national and state-owned oil companies. Within the ECT segment, the Company had two major customers for the year ended December 31, 2019, which accounted for 20% and 10%, respectively, of consolidated revenue, two major customers for the year ended December 31, 2018, which accounted for 12% and 10%, respectively, of consolidated revenue, and one major customer for the year ended December 31, 2017, which accounted for 17% of consolidated revenue. In aggregate, the Company’s largest three customers collectively accounted for 40%, 30%, and 32% of consolidated revenue for the years ended December 31, 2019, 2018, and 2017, respectively.

Research and Innovation
The Company is engaged in research and innovation activities focused on the design of reservoir specific, customized chemistries in the ECT segment. In this segment, for the years ended December 31, 2019, 2018, and 2017, the Company incurred $8.9 million, $10.4 million, and $13.1 million, respectively, of research and innovation expense. In 2019, research and innovation expense was approximately 7.4% of consolidated revenue. The Company expects that its 2020 research and innovation investment will continue to remain a significant portion of overall spending to support new product development and customization initiatives for its clients.
Backlog
Due to the nature of the Company’s contractual customer relationships and the way they operate, the Company has historically not had significant backlog order activity.
Intellectual Property

The Company’s policy is to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, trade secrets, proprietary designs, and manufacturing and operational expertise, are necessary and appropriate to protect its intellectual property and ensure continued strategic advantage. Within its continuing operations, the Company has 82 granted patents and approximately 50 pending patent applications filed in the U.S. and abroad, covering various chemical compositions and methods of use. In addition, within its continuing operations, the Company has 60 registered trademarks in the U.S. and abroad, covering a variety of its goods and services.
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

Certain oil and natural gas service companies competing with the Company are larger and have access to more resources. Such competitors could be better situated to withstand industry downturns, compete on the basis of price, and acquire and develop new equipment and technologies, all of which could affect the Company’s revenue and profitability. Oil and natural gas service companies also compete for customers and strategic business opportunities. Thus, competition could have a detrimental impact on the Company’s business.
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
The Company is diligent in its efforts to identify alternate suppliers in its contingency planning for potential supply shortages and in its proactive efforts to reduce costs through competitive bidding practices.
Government Regulations
The Company is subject to federal, state, and local laws and regulations, including laws related to the environment, occupational safety, health, transportation, and trade within the U.S. and other countries in which the Company does business. These laws and regulations strictly govern the manufacture, storage, transportation, sale, use, and disposal of chemistry products. The Company strives to ensure full compliance with all regulatory requirements and is unaware of any material instances of noncompliance.
The Company continually evaluates the environmental impact of its operations and attempts to identify potential liabilities and costs of any environmental remediation, litigation, or associated claims. Several products of the ECT and discontinued CICT segments are considered hazardous materials. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, to remediate any contamination. No environmental claims are currently being litigated, and the Company does not expect that costs related to remediation requirements will have a significant adverse effect on the Company’s consolidated financial position or results of operations.

Employees
At December 31, 2019, the Company had 174 employees, exclusive of existing worldwide agency relationships. None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally positive. Certain international locations have staffing or work arrangements that are contingent upon local work councils or other regulatory approvals.
Available Information and Website
The Company’s website is accessible at www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see the “Investor Relations” section of the Company’s website), as soon as reasonably practicable, subsequent to electronically filing or otherwise providing reports to the SEC. Corporate governance materials, guidelines, by laws, and code of business conduct and ethics are also available on the website. A copy of corporate governance materials is available upon written request to the Company.

The SEC maintains the www.sec.gov website, which contains reports, proxy and information statements, and other registrant information filed electronically with the SEC.
The Annual Chief Executive Officer Certification required by the NYSE was submitted on June 21, 2019. The certification was not qualified in any respect. Additionally, the Company has filed all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2020 Annual Meeting of Stockholders.
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
This Annual Report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements discuss Company prospects, expected revenue, expenses and profits, strategic and operational initiatives, and other activities. Forward-looking statements also contain suppositions regarding future oil and natural gas industry conditions, both domestically and internationally. The Company’s results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including risks described below and elsewhere. See “Forward-Looking Statements” at the beginning of this Annual Report.
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
The Company’s ECT segment is dependent upon customers’ willingness to make operating and capital expenditures for exploration, development and production of oil and natural gas in both North American and global markets. Customers’ expectations of a decline in future oil and natural gas market prices could result in curtailed spending, thereby reducing demand for the Company’s products and services. Industry conditions are influenced by numerous factors over which the Company has no control, including the supply of and demand for oil and natural gas, domestic and international economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and natural gas producers and service companies.
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
The Company’s reliance on unconventional oil production could lessen the positive effects of a general recovery of the oil and gas industry.
The majority of the Company’s current product offerings are used in unconventional oil and gas plays. The Company has little to no exposure to conventional or offshore sectors. In the event that an industry recovery is disproportionately driven by conventional and offshore oil and gas plays, the Company may not have a resulting increase in its operational results.
The Company’s inability to develop and/or introduce new products or differentiate existing products could have an adverse effect on its ability to be responsive to customers’ needs and could result in a loss of customers, as well as adversely affecting the Company’s future success and profitability.

The oil and natural gas industry is characterized by technological advancements that have historically resulted in, and will likely continue to result in, substantial improvements in the scope and quality of oilfield chemistries and their function and performance. Consequently, the Company’s future success is dependent, in part, upon the Company’s continued ability to timely develop innovative products and services. Increasingly sophisticated customer needs and the ability to anticipate and respond to technological and operational advances in the oil and natural gas industry is critical. Proving up new technology requires time and resources, and there is no assurance that the Company will be able to commercialize new technology in a timely manner. If the Company fails to successfully develop and introduce innovative products and services that appeal to customers, or if existing or new market competitors develop superior products and services, the Company’s revenue and profitability could deteriorate.
Increased competition could exert downward pressure on prices charged for the Company’s products and services.
The Company operates in a competitive environment characterized by large and small competitors. Competitors with greater resources and lower cost structures or who are trying to gain market share may be successful in providing competing products and services to the Company’s customers at lower prices than the Company currently charges. Employees of the Company may leave and compete directly with the Company. This may require the Company to lower its prices, resulting in an adverse impact on revenues, margins, and operating results.
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
The Company has critical customer relationships which are dependent upon production and development activity related to a handful of customers. In the continuing operations segment reported, revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2019, 2018, and 2017, totaled 40%, 30%, and 32%, respectively. Customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.

Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have an adverse effect on the Company’s ability to service customers’ needs and could result in a loss of customers.
Materials used in servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Company facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the ECT segment are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy products and other commodity prices; weather and disease associated with the Company’s crop dependent raw materials, specifically citrus greening; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. The ECT segment secures short and long term supply agreements for critical raw materials from both domestic and international vendors.
The prices of key raw materials are subject to market fluctuations, which at times can be significant and unpredictable. Availability of key raw materials weather events, natural disasters and health epidemics in countries from which the Company sources its raw materials may impact prices. The Company may be unable to pass along price increases to its customers, which could result in an adverse impact on margins and operating profits. The Company currently uses purchasing strategies designed, where possible, to align the timing of customer demand with our supply commitments. However, the Company currently does not hedge commodity prices, but may consider such strategies in the future, and there is no guarantee that the Company’s purchasing strategies will prevent cost increases from resulting in adverse impacts on margins and operating profits.
The Company depends on a single-source supplier for citrus terpene, and the loss of this supplier could significantly harm the Company’s business, financial condition, and results of operations.
Citrus-based terpene (d-limonene) is an important feedstock for many of the Company’s formulations. In February 2019, the Company entered into a terpene Supply Agreement (the “Supply Agreement”) with Flotek’s former subsidiary, Florida Chemical Company, LLC (“FCC”), to serve as the Company’s supplier of terpene. The Company depends on FCC to provide it with terpene in a timely manner that meets its quality, quantity, and cost requirements. FCC may encounter problems that preclude it from supplying terpene on the terms set forth in the Supply Agreement, including with respect to pricing and production volumes. In the event that FCC encounters such problems or otherwise breaches the Supply Agreement, the Company’s inability to contract with alternative sources could result in a prolonged interruption in its ability to produce the Company’s formulations. Any such delays or interruptions could ultimately result in a significant increase in the price of the various formulations or a significant reduction in the Company’s margins on these formulations, which could adversely affect the Company’s business, financial condition, and results of operations.
If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.
The Company depends on the continued service of the Chief Executive Officer and President, the Chief Financial Officer and other key members of the executive management team, who possess significant expertise and knowledge of the Company’s business and industry. Furthermore, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with certain of these key members; however, at December 31, 2019, the Company only carried key man life insurance for the Chief Executive Officer and President. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives.
Removal of members of management or directors may be difficult or costly.
The Company’s management, employees and directors may have retention, employment or severance agreements in place. In the event that our employees, management or directors do not have the proper skills for management or operation of the Company, or the Company otherwise wishes to remove them from their position(s), the Company may be required to pay severance or similar payments. Removal of some management and employees by the Company may also be difficult and require negotiations by the Company.
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
The Company relies on access to information systems for its operations. Failures of, or interference with, access to these systems, such as network communications disruptions, could have an adverse effect on our ability to conduct operations and could directly impact consolidated reporting. Phishing attacks could result in sensitive or confidential information being released by the Company. Security breaches pose a risk to confidential data and intellectual property, which could result in damages to our competitiveness and reputation. The Company’s policies and procedures, system monitoring and data back-up processes may not prevent or mitigate the effects of these potential disruptions or breaches. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks.
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
Failure to manage the Company’s costs during the current period of retraction may have a negative effect on the Company’s ability to reach profitability.
The Company has been in a period of rapid retraction, has sold or discontinued all but one operating segment, and is in the process of adjusting costs and expenses to match its new smaller size. If the Company does not manage its costs and expenses properly, it may not be able to reach profitability.
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
The ability of the Company to grow and be competitive in the market place is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to equity and debt financing. The Company cannot guarantee that internally generated cash flows will be sufficient, or that the Company will to be able to obtain equity or debt financing on acceptable terms, or at all. As a result, the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or to respond to competitive pressures. The Company’s existing shelf registration statement expires in September 2020, and there is no guarantee that the Company will file a new shelf registration statement.
Failure to adapt to changing buying habits at the Company’s potential and existing customers could have a negative effect on the Company’s ability to attract and retain business.
The demographics and habits of the purchasing departments of many of the Company’s customers and potential customers is changing. Key decision makers are younger and show different buying habits and approaches. Customers are increasingly using advanced analytics to make purchasing decisions. If the Company does not adapt to these changing purchasing trends, the Company may not be able to attract or retain business.
Failure to collect for goods and services sold to key customers could have an adverse effect on the Company’s financial results, liquidity and cash flows.
The Company performs credit analyses on potential customers; however, credit analysis does not provide full assurance that customers will be willing and/or able to pay for goods and services purchased from the Company.

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
Changes in law and regulation relating to hydraulic fracturing may have a negative effect on the Company’s operations.
Much of the Company’s revenue is derived from customers engaged in hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to flow more easily through the rock pores to a production well. Some states have adopted regulations which require operators to publicly disclose certain non-proprietary information. These regulations could require the reporting and public disclosure of the Company’s proprietary chemistry formulas. In addition, several presidential candidates have proposed additional restrictions on hydraulic fracturing. The adoption of any future federal or state laws or local requirements, or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process, could increase the difficulty of oil and natural gas well production activity and could have an adverse effect on the Company’s future results of operations.
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
Existing or future laws, regulations, treaties, or international agreements related to greenhouse gases, climate change, and indoor air quality, including energy conservation or alternative energy incentives, could have a negative impact on the Company’s operations, if regulations resulted in a reduction in worldwide demand for oil and natural gas. Other results could be increased compliance costs and additional operating restrictions, each of which could have a negative impact on the Company’s operations.
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
Comprehensive tax reform legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”), made significant changes to U.S. federal income 2017 tax laws. The 2017 Tax Act, among other things, reduced the corporate income tax rate to 21%, partially limits the deductibility of business interest expense and net operating losses, imposed a one-time tax on unrepatriated earnings from certain foreign subsidiaries, taxes offshore earnings at reduced rates regardless of whether they are repatriated and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time. The 2017 Tax Act is complex and far-reaching, and the Company continues to evaluate the actual impact of its enactment on the Company. There may be material adverse effects resulting from the 2017 Tax Act that have not been identified and that could have an adverse effect on the Company’s business, results of operations, financial condition and cash flow.
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
Demand for the Company’s ECT segment’s products and services is dependent on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for the Company’s products and services is particularly sensitive to levels of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. One indication of drilling and completion activity and spending is rig count, which the Company monitors to gauge market conditions. In addition, the U.S. Energy Information Administration (“EIA”) and other industry data sources report completion activity which is utilized by the Company. Any prolonged reduction in oil and natural gas prices or drop in rig and/or completion count could depress current levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity could result in a corresponding decline in the demand for the Company’s oil and natural gas well products and services, which could have a material adverse effect on the Company’s revenue and profitability.
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

The Company may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. While we do not have any operations in China, our operations could be adversely affected to the extent that coronavirus or any other epidemic harms world economy in general and global demand for oil and gas in particular. Our operations may experience disruptions in the event of a global pandemic or restriction on travel that results from a global pandemic, which may materially and adversely affect our business, financial condition and results of operations. The duration of the business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which the coronavirus or other health epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.
Risks Related to the Company’s Securities
The market price of the Company’s common stock has been and may continue to be volatile.
The market price of the Company’s common stock has historically been subject to significant fluctuations. The following factors, among others, could cause the price of the Company’s common stock to fluctuate due to:

•	variations in the Company’s quarterly results of operations;

•	changes in market valuations of companies in the Company’s industry;

•	fluctuations in stock market prices and volume;

•	fluctuations in oil and natural gas prices;

•	issuances of common stock or other securities in the future;

•	additions or departures of key personnel;

•	announcements by the Company or the Company’s competitors of new business, acquisitions, or joint ventures; and

•	negative statements made by external parties about the Company’s business in public forums.
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
The Company’s common stock is currently listed on the NYSE. In the future, if it is not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, the Company’s common stock may be delisted. The Company’s closing stock price on March 3, 2020 was $1.47, and on December 31, 2019, closed at $2.00. If the Company is unable to satisfy the NYSE criteria for continued listing, its common stock would be subject to delisting. A delisting of its common stock could negatively impact the Company by, among other things, reducing the liquidity and market price of the its common stock; reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact its ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting the Company’s ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact the Company’s reputation and, as a consequence, its business.
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
The Company does not anticipate paying any cash dividends on the Company’s common stock within the foreseeable future. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend, among other things, on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations deemed relevant by the board of directors. Investors must rely on sales of common stock held after price appreciation, which may never occur, in order to realize a return on their investment. The lack of plans for dividends may make the stock of the Company an unattractive investment for investors who are seeking regular yield.
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
The Company’s ability to use net operating loss carryforwards and tax attribute carryforwards to offset future taxable income may be limited.
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
In addition, under the 2017 Tax Act, the ability to carry back NOLs to prior taxable years is generally eliminated, and while NOLs arising in tax years beginning after 2017 may be carried forward indefinitely, these post-2017 NOLs may only reduce 80% of the Company’s taxable income in a tax year. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could reduce or eliminate the benefit of the NOLs and tax attributes and could require the Company to pay U.S. federal income taxes in excess of that which would otherwise be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.
Disclaimer of Obligation to Update
Except as required by applicable law or regulation, the Company assumes no obligation (and specifically disclaims any such obligation) to update these risk factors or any other forward-looking statement contained in this Annual Report to reflect actual results, changes in assumptions, or other factors affecting such forward-looking statements.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
At December 31, 2019, the Company operated five and two manufacturing, warehouse, and research facilities in the U.S. and internationally, respectively. Additionally, the Company has one research facility in Calgary, Alberta, Canada and one warehouse in Dubai, United Arab Emirates. The Company also has sales offices are located in Denver, Colorado, Midland, Texas, Oklahoma City, Oklahoma, and Dubai, United Arab Emirates. The Company owns four of these facilities and the remainder are leased with lease terms that expire from 2020 through 2030. In addition, the Company’s corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Energy Chemistry Technologies	Owned	Marlow, Oklahoma
	Owned	Monahans, Texas
	Owned	Raceland, Louisiana
	Owned	Waller, Texas
	Leased	Dubai, United Arab Emirates
	Leased	Houston, Texas
	Leased	Midland, Texas
	Leased	Oklahoma City, Oklahoma
	Leased	Raceland, Louisiana
	Leased	Calgary, Alberta
	Leased	Denver, Colorado

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock began trading on the NYSE on December 27, 2007, under the stock ticker symbol “FTK.” As of the close of business on March 3, 2020, there were 63,275,372 shares of common stock outstanding held by approximately 7,900 holders of record. The Company’s closing sale price of the common stock on the NYSE on

March 3, 2020 was $1.47. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on its common stock and intends, subject to Board approval.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity compensation plan information relating to equity securities authorized for issuance under individual compensation agreements at December 31, 2019 is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,097,494	$1.22	3,858,783
Equity compensation plans not approved by security holders	4,141,168	$1.33	—
Total	6,238,662	$1.29	3,858,783

(1)
Includes shares for outstanding stock options (3,000,000 shares), restricted stock awards (1,629,020 shares), restricted stock unit share equivalents (1,038,474 shares), and the right to purchase (572,168 shares).

(2)
The weighted-average exercise price is for outstanding stock options only and does not include outstanding restricted stock awards. restricted stock unit equivalents, and rights that have no exercise price.

Issuer Purchases of Equity Securities
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2019, the Company has repurchased $25 million of its common stock under this repurchase program.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through December 31, 2019, the Company has repurchased $0.3 million of its common stock under this authorization and $49.7 million may yet be used to purchase shares.
Repurchases of the Company’s equity securities during the three months ended December 31, 2019 are as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2019	3,410	$2.09	—	$49,704,947
November 1 to November 30, 2019	—	$—	—	$49,704,947
December 1 to December 31, 2019	16,336	$2.00	—	$49,704,947
Total	19,746	$2.02	—

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
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its CICT segment, which was completed in the first quarter of 2019. An investment banking advisory services firm was engaged and actively marketed this segment.

Effective December 31, 2018, the Company classified the assets, liabilities, and results of operations for this segment as “Discontinued Operations.”
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

	As of and for the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Operating Data
Revenue (1)	$119,353	$177,773	$243,106	$188,233	$213,593
(Loss) income from operations (1)	(76,625)	(69,811)	(10,320)	(16,968)	3,536

(Loss) income from continuing operations (1)	$(76,735)	$(73,441)	$(17,504)	$(4,447)	$1,489
Income (loss) from discontinued operations, net of tax	44,456	2,743	(9,891)	(44,683)	(14,951)
Net loss	$(32,279)	$(70,698)	$(27,395)	$(49,130)	$(13,462)

(1) Amounts exclude impact of discontinued operations.

Per Share Data
Basic earnings (loss) per share:
Continuing operations	$(1.31)	$(1.26)	$(0.30)	$(0.08)	$0.03
Discontinued operations, net of tax	0.76	0.05	(0.17)	(0.80)	(0.27)
Basic earnings (loss) per share	$(0.55)	$(1.21)	$(0.47)	$(0.88)	$(0.24)
Diluted earnings (loss) per share:
Continuing operations	$(1.31)	$(1.26)	$(0.30)	$(0.08)	$0.03
Discontinued operations, net of tax	0.76	0.05	(0.17)	(0.80)	(0.27)
Diluted earnings (loss) per share	$(0.55)	$(1.21)	$(0.47)	$(0.88)	$(0.24)

Financial Position Data
Total assets	$231,847	$285,883	$329,888	$383,215	$403,090
Convertible senior notes, long-term debt, and capital lease obligations, less discount and current portion	—	—	—	7,833	18,255
Stockholders’ equity	173,276	201,624	264,900	287,343	293,651

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
Basis of Presentation

During the fourth quarter of 2018, the Company initiated a strategic plan to sell its CICT segment, which was completed in the first quarter of 2019. Effective December 31, 2018, the Company classified the assets, liabilities, and results of operations for this segment as “Discontinued Operations” for all periods presented.
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
The results of operations of these segments are presented as “Income from discontinued operations” in the statement of operations and the related cash flows of these segments has been reclassified to discontinued operations for all periods presented. The assets and liabilities of these segments have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented, as applicable.
Executive Summary
Flotek is a global, technology-driven company that develops and supplies chemistries and services to the oil and gas industries. Flotek also supplied high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets, classified as discontinued operations at December 31, 2018. Flotek operates in seven domestic and international markets.

The Company’s business includes specialty chemistries and logistics which enable its customers to pursue improved efficiencies in the drilling and completion of their wells. Customers include major integrated oil and gas oil and gas companies, oilfield services companies, independent oil and gas companies, pressure-pumping service companies, and national and state-owned oil companies. Additionally, the

Company also provides automated bulk material handling, loading facilities, and blending capabilities.
Continuing Operations
The operations of the Company are categorized into one reportable segment: Energy Chemistry Technologies.
Energy Chemistry Technologies designs, develops, manufactures, packages, and markets specialty chemistries used in oil and gas well drilling, cementing, completion, and stimulation. These technologies developed by Flotek’s Research and Innovation team enable customers to pursue improved efficiencies in the drilling and completion of wells.
Discontinued Operations
In 2018, the CICT segment qualified for classification as a discontinued operation. The Drilling Technologies and Production Technologies segments were sold during 2017 and are classified as discontinued operations, as well.
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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Historical, current, and anticipated future oil and gas prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their oil and gas operations, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crops,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests),

•	International competition and pricing pressures resulting from natural and artificial pricing influences, and

•	market demand for orange juice.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	Oil and gas drilling and completion operations,

•	Oil and gas production operations, and

•	Non-oil and gas industrial solvents.
The chart below reflects the trend of total completions, drilling but uncompleted wells (“ DUCs”) and rig count over the last three years.

Total Completions, DUC's and Rig Count
9000
8000
7000
6000
5000
4000
3000
2000
1000
0
1600
1400
1200
1000
800
600
400
200
0
Jan '17
Feb '17
Mar '17
Apr '17
May '17
Jun '17
Jul '17
Aug '17
Sep '17
Oct '17
Nov '17
Dec '17
Jan '18
Feb '18
Mar '18
Apr '18
May '18
Jun '18
Jul '18
Aug '18
Sep '18
Oct '18
Nov '18
Dec '18
Jan '19
Feb '19
Mar '19
Apr '19
May '19
Jun '19
Jul '19
Aug '19
Sep '19
Oct '19
Nov '19
Dec '19
DUC's
Rig Count (EOM)
Completed

Source: Rig counts and DUCs are per Baker Hughes (www.bakerhughes.com); Rig counts are the annual average of the reported weekly rig count activity.
Completions are per the U.S. Energy Information Administration (https:www.eia.gov/petroleum/drilling/) as of January 21, 2020.

Outlook for 2020

The current consensus is there will be further softening in the U.S. onshore oil and gas market in 2020. However, we believe an increase in the adoption of specialty chemicals could more than offset the decrease in drilling and completions activity. Our key sales focus is growing market share by improving returns for our current customers, rebuilding relationships with past customers and identifying new customers that could benefit from our chemistry solutions. Additionally, we are catalyzing focus on total cost of recovery per BOE, rather than initial cost, as well as strengthening the publicly available evidence for the efficacy of using advanced CnF® products to materially impact oil and gas recovery and profitability for operators.
As a result of the pivot we made from an indirect sales channel to a direct sales channel, the Company lost nearly all sales persons by April 2019. The organization has been rebuilt and new sales processes have been implemented. We expect that market segmentation improvements currently underway will better focus sales personnel on higher probability customers. We intend to expand sales efforts to include reestablishing an indirect sales channel for specific customers and markets. A blended approach of indirect and direct sales is expected to increase the sales funnel for existing products and services.
A second sales challenge involves customer procurement strategies that utilize integrated single supplier contracting methodologies. This “bundled-lowest-cost” strategy provides efficiency but diminishes focus on effectiveness and potentially compromises both production rates and ultimate recovery. We do not intend to focus on customers that use “bundled-lowest-cost” methodologies, enabling our sales force to focus on those customers with the desire to achieve the highest return on capital rather than the lowest cost per activity.
During 2020, we intend to invest in analytics, both internally and externally, demonstrating the value and benefits of our products. Our efforts are expected to include partnering with specific clients willing to share the required data to validate publicly the increased profitability of wells using Flotek’s proprietary chemistry. We are also exploring relationships with third-party digital fluid flow modeling experts to provide production forecast for wells with and without treatment.

We continue to pursue patents associated with our core business to ensure our ability to provide uninterrupted products and services to our customers. Our creation of intellectual property associated with chemistry supports our belief that the manipulation of subsurface flow conditions through chemistry-coupled with advances in proppant loading, fluid loading and increases in lateral length will yield the most profitable results for our customers. We also believe that to maintain premium pricing and differentiation, our research group must continually position the company as a leader in advanced chemicals.
Building upon significant efforts and progress made in 2019, Flotek will continue to focus on operational excellence as a means for driving efficiencies, cost savings and differentiation in the marketplace. Our emphasis in 2020 will remain on consistent execution, underpinned by our relentless focus on safety.
We do not anticipate a material escalation in our maintenance capital year-over-year. We have numerous evaluations underway to determine the best possible use of our cash in 2020. These include seeking growth opportunities that reduce our dependence on rig count; working on developing lines that create a greater amount of backlog and/or annually recurring revenue; increasing efforts to differentiate our offering from competitors, while enhancing our capability to provide digital transformation of chemistry; striving to strengthen our market share for our current product lines; and evaluating a special distribution to shareholders.
We believe that our cash position, public equity, strong market presence in North America, debt-free status, continuous focus on cost reduction, commitment to environmental, social and governance (“ESG”) matters and strong governance make us attractive to numerous privately held companies seeking liquidity, as well as to independent and major operators who are seeking to increase production for an overall lower cost-per-barrel.

Results of Continuing Operations (in thousands):

	Years ended December 31,
	2019	2018	2017
Revenue	$119,353	$177,773	$243,106
Operating expenses (excluding depreciation and amortization)	149,225	159,808	188,744
Operating expenses %	125.0%	89.9%	77.6%
Corporate general and administrative costs	27,975	31,467	41,492
Corporate general and administrative costs %	23.4%	17.7%	17.1%
Depreciation and amortization	8,465	9,216	9,768
Research and development costs	8,863	10,356	13,130
(Gain) loss on disposal of long-lived assets	1,450	(443)	292
Impairment of goodwill	—	37,180	—
Loss from operations	(76,625)	(69,811)	(10,320)
Operating margin %	(64.2)%	(39.3)%	(4.2)%
Loss on sale of business	—	(360)	—
Loss on write-down of assets held for sale	—	(2,580)	—
Interest and other expense, net	(311)	(7,906)	(1,072)
Loss before income taxes	(76,936)	(80,657)	(11,392)
Income tax benefit (expense)	201	7,216	(6,112)
Loss from continuing operations	(76,735)	(73,441)	(17,504)
Income (loss) from discontinued operations, net of tax	44,456	2,743	(9,891)
Net loss	$(32,279)	$(70,698)	$(27,395)
Net loss attributable to noncontrolling interests	—	358	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(32,279)	$(70,340)	$(27,395)

Results for 2019 compared to 2018—Consolidated
Consolidated revenue for the year ended December 31, 2019, decreased $58.4 million, or 32.9%, from 2018. The decrease in revenue was due to changes in product mix and continued volatile macro-environment for U.S. onshore drilling and completion activity, the transition of personnel in the Company’s sales organization as well as the ongoing transition related to the Company selling progressively more to oil and gas company end users rather than through energy service companies.
Consolidated operating expenses for the year ended December 31, 2019, decreased $10.6 million, or 6.6%, from 2018, and, as a percentage of revenue, increased to 125.0% for the year ended December 31, 2019, from 89.9% in 2018. The decrease in expenses was primarily attributable to decreased sales, improved logistical and supply chain costs, lower inventory adjustments, and decreased headcount, partially offset by the loss on the purchase commitment associated with the terpene supply agreement, excess and obsolete inventory costs, lower plant utilization and a one-time charge related to the termination of an operations related contract.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $3.5 million, or 11.1%, for the year ended December 31, 2019, from 2018. As a percentage of revenue, CG&A rose from 17.7% to 23.4% for the year ended December 31, 2019, compared to 2018. The decrease in CG&A costs was primarily due to continuing aggressive cost reduction measures which began in the last quarter of 2017, lower incentive and stock compensation expense, lower professional fees as well as decreased headcount and software licensing fees, partially offset by costs associated with severance, legal fees, and certain shareholder-related activities.
Depreciation and amortization expense for the year ended December 31, 2019, decreased by $0.8 million, or 8.1%, from 2018.
Research and Innovation (“R&I”) expense for the year ended December 31, 2019, decreased $1.5 million, or 14.4%, from 2018. The decrease in R&I is primarily attributable to lower headcount.
During the second quarter of 2018, the Company recognized a goodwill impairment charge of $37.2 million in the Energy Chemistry Technologies reporting unit, which resulted from sustained under-performance, lower expectations for the reporting unit.
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
Loss on disposal of long-lived assets increased $1.9 million primarily due to the disposal of certain corporate software.
Interest and other expense decreased $7.6 million for the year ended December 31, 2019, compared to 2018, primarily due to nonrecurring $1.2 million and $1.9 million write-offs associated with the discontinuation of certain corporate projects during the second and fourth quarter of 2018, respectively, $3.4 million related to moving from an interest expense position to an interest income position as a result of the sale of the CICT segment and subsequent termination of the PNC Bank Credit Facility and $2.6 million associated with a write-down of assets held for sale associated with the Dalton, Georgia facility within the Energy Chemistry Technologies segment offset by acceleration of $1.4 million of unamortized debt issuance costs associated with PNC Bank Credit Facility upon termination of the facility.
The Company recorded an income tax benefit of $0.2 million, yielding an effective tax benefit rate of 0.3%, for the year ended December 31, 2019, compared to an income tax benefit of $7.2 million, yielding an effective tax rate of 8.9%, in 2018. In the second quarter of 2018, the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and, therefore, recorded a $15.5 million valuation allowance against the carrying value of net deferred tax assets. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the subsequent events that occurred in the first quarter of 2019 provided a source of income to support the release of $11.5 million of the valuation allowance. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. The Company recorded net income from discontinued operations of $44.5 million for the year ended December 31, 2019.
Results for 2018 compared to 2017—Consolidated
Consolidated revenue for the year ended December 31, 2018, decreased $65.3 million, or 26.9%, from 2017. The decrease in revenue was due to changes in product mix and ongoing transition related to the Company selling progressively more to oil and gas company end users rather than through energy service companies.
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
CG&A expenses are not directly attributable to products sold or services provided. CG&A costs decreased $10.0 million, or 24.2%, for the year ended December 31, 2018 from 2017. As a percentage of revenue, CG&A rose from 17.1% to 17.7% for the year ended December 31, 2018, compared to 2017. The decrease in CG&A costs was primarily due to aggressive cost reduction measures which began in the last quarter of 2017, as well as lower incentive and stock compensation expense.
Depreciation and amortization expense for the year ended December 31, 2018, decreased $0.6 million, or 5.7%, from 2017.
Research and Innovation (“R&I”) expense for the year ended December 31, 2018, decreased $2.8 million, or 21.1%, from 2017. The decrease in R&I is primarily attributable to reallocating personnel into operational roles.
During the second quarter of 2018, the Company recognized a goodwill impairment charge of $37.2 million in the Energy Chemistry Technologies reporting unit, which resulted from sustained under-performance, lower expectations for the reporting unit.
During the second quarter of 2018, the Company committed to a plan to divest the revenue generating assets associated with the Dalton, Georgia facility within the Energy Chemistry Technologies segment. As a result of this planned divestiture, the Company recorded a loss on write-down of asses held for sale of $2.6 million for the three months ended June 30, 2018. During the third quarter of 2018, the Company completed the sale and recorded a loss on the sale of the business of $0.4 million for the three months ended September 30, 2018.
Interest and other expense increased $6.8 million for the year ended December 31, 2018, compared to 2017, primarily due to $1.2 million and $1.9 million write-offs associated with the discontinuation of certain corporate projects during the second and fourth quarter of 2018, respectively, expenses related to winding down of certain business ventures, changes in foreign currency exchange rates, and increased borrowing on the PNC Bank Credit Facility throughout 2018.
The Company recorded an income tax benefit of $7.2 million, yielding an effective tax benefit rate of 8.9%, for the year ended December 31, 2018, compared to an income tax provision of $6.1 million, yielding an effective tax provision rate of 53.7%, in 2017. In the second quarter of 2018, the Company determined that it was more likely than not that it will not realize the benefits of its gross deferred tax assets and, therefore, recorded a $15.5 million valuation allowance against the carrying value of the net deferred tax assets. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the subsequent events that occurred in the first quarter of 2019 provided a source of income to support the release of $11.5 million of the valuation allowance. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018.
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry

Technologies segment, which was completed in the first quarter of 2019. The Company recorded net income from discontinued operations of $2.7 million for the year ended December 31, 2018 for the classification of this segment as held for sale. The sale was completed during the first quarter of 2019 as expected.
Results by Segment

Energy Chemistry Technologies (“ECT”)
(dollars in thousands)	Years ended December 31,
	2019	2018	2017
Revenue	$119,353	$177,773	$243,106
(Loss) income from operations	(46,485)	(36,817)	33,611
Income from operations - excluding impairment	(46,485)	363	33,611
Operating margin % - excluding impairment	(38.9)%	0.2%	13.8%

Results for 2019 compared to 2018—Energy Chemistry Technologies
ECT revenue for the year ended December 31, 2019, decreased $58.4 million, or 32.9%, from 2018. ECT’s under-performance when compared to these market indicators were primarily attributable to product mix and continued volatile macro-environment for U.S. onshore drilling and completion activity, the transition of personnel in the Company’s sales organization as well as the ongoing transition related to the Company selling progressively more to oil and gas company end users rather than through energy service companies.
Income from operations for the ECT segment decreased $9.7 million for the year ended December 31, 2019, compared to 2018. This decrease is primarily a result of the loss on the terpene supply agreement, excess and obsolete inventory costs, lower plant utilization and a one-time charge related to the termination of an operations related contract. The loss is partially offset by improved logistical and supply chain costs, lower inventory adjustments, and decreased headcount, partially offset by lower plant utilization and a one-time charge related to the termination of an operations related contract.

Results for 2018 compared to 2017—Energy Chemistry Technologies
ECT revenue for the year ended December 31, 2018, decreased $65.3 million, or 26.9% from 2017. ECT’s under-performance when compared to these market indicators was primarily attributable to product mix and an ongoing transition related to the Company selling progressively more to oil and gas company end users rather than through energy service companies.
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

Discontinued Operations
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its Consumer and Industrial Chemistry Technologies segment, which was completed in the first quarter of 2019. During 2017, the Company completed the sale or disposal of the assets and transfer or liquidation of liabilities and obligations of the Drilling Technologies and Production Technologies segments.

Consumer and Industrial Chemistry Technologies (“CICT”)
(dollars in thousands)	Years ended December 31,
	2019	2018	2017
Revenue	$11,031	$72,344	$73,992
Income (loss) from operations	$(610)	$3,054	$7,465
Operating margin %	(5.5)%	4.2%	10.1%

Results for 2019 compared to 2018—Consumer and Industrial Chemistry Technologies
CICT revenue for the year ended December 31, 2019, decreased $61.3 million, or 84.8%, from 2018, primarily due to the sale of the segment as of February 28, 2019.
Income from operations for the CICT segment decreased $3.7 million, or 120.0%, for the year ended December 31, 2019, from 2018, primarily due to the sale of the segment as of February 28, 2019.
Results for 2018 compared to 2017—Consumer and Industrial Chemistry Technologies
CICT revenue for the year ended December 31, 2018, decreased $1.6 million, or 2.2%, from 2017, primarily due to a decline in the value of terpenes and some softness for flavor ingredients. The market of citrus oils was affected by the historic high prices experienced in 2017 and 2018, which limited market activity and top line revenue. Citrus greening reduced citrus crops globally, thereby limiting the Company’s performance in comparison to the growth experienced in 2016 and 2017.
Income from operations for the CICT segment decreased $4.4 million, or 59.1%, for the year ended December 31, 2018, from 2017, primarily due to higher raw material costs and reduced by-product sales, as well as increased expenses related to operations of the new still put into production in the third quarter of 2018.

Drilling Technologies
(dollars in thousands)	Years ended December 31,
	2019	2018	2017
Revenue	$—	$—	$11,534
Loss from operations	$—	$—	$(2,646)
Loss from operations - excluding impairment	$—	$—	$(2,646)
Operating margin % - excluding impairment	—%	—%	(22.9)%

Results for 2018 compared to 2017—Drilling Technologies
On May 22, 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Company’s Drilling Technologies segment to National Oilwell Varco, L.P. (“NOV”) for $17.0 million in cash consideration.

On August 16, 2017, the Company completed the sale of substantially all of the remaining assets of the Company’s Drilling Technologies segment to Galleon Mining Tools, Inc. for $1.0 million in cash consideration and a note receivable of $1.0 million due in one year.
Upon completion of these sales, the Company ceased all operations for the Drilling Technologies segment.

Production Technologies
(dollars in thousands)	Years ended December 31,
	2019	2018	2017
Revenue	$—	$—	$4,002
Loss from operations	$—	$—	$(1,357)
Loss from operations - excluding impairment	$—	$—	$(1,357)
Operating margin % - excluding impairment	—%	—%	(33.9)%

Results for 2018 compared to 2017—Production Technologies
On May 23, 2017, the Company completed the sale of substantially all of the assets and transfer of certain specified liabilities and obligations of the Company’s Production

Technologies segment to Raptor Lift Solutions, LLC (“Raptor Lift”) for $2.9 million in cash consideration.
Upon completion of this sale, the Company ceased all operations for the Production Technologies segment.

Capital Resources and Liquidity
Overview
Upon closing of the sale of the CICT segment, the Company repaid the outstanding balance, interest, and fees related on the PNC Bank Credit Facility on March 1, 2019 and subsequently terminated the PNC Bank Credit Facility. As of December 31, 2019, the Company has no debt outstanding.

During 2019, the Company funded capital requirements primarily with cash on hand, including proceeds from the sale of the CICT segment.
At December 31, 2019, the Company remained compliant with the continued listing standards of the NYSE.
Cash and cash equivalents totaled $100.6 million at December 31, 2019. The Company used $18.8 million of cash outflows from continuing operations (including $17.1 million expended in working capital), $2.4 million for capital expenditures, and $0.6 million for purchases of various patents and other intangible assets. Offsetting these cash outflows, the Company received $49.7 million for repayments of debt, net of borrowings, $169.8 million for sale of CICT, and $0.2 million as proceeds from sale of assets.
Liquidity
The Company expects maintenance capital spending to be between $2 million and $4 million in 2020 and does not have any specific growth capital projects currently committed. During 2020, the Company expects to use cash on hand and internally generated funds to fund operations and capital expenditures. With the proceeds from the sale of the CICT segment, the Company paid off its credit facility balance and began evaluation of the manner in which the remaining net proceeds from the sale will be deployed. During 2019, management and the board of directors reviewed options associated with the proceeds from the sale of CICT to include organic and inorganic growth projects, short to mid-term retention of capital, special dividends, and share buybacks, bearing in mind issues related to the optimal timing of capital deployment.

Net Debt
Net debt represents total debt less cash and cash equivalents and combines the Company’s indebtedness and the cash and cash equivalents that could be used to repay that debt. Components of net debt are as follows (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$100,575	$3,044
Current portion of long-term debt	—	(49,731)
Net debt	$100,575	$(46,687)

Cash Flows
Cash flow metrics from the consolidated statements of cash flows are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Net cash (used in) provided by operating activities	$(18,769)	$(20,816)	$12,345
Net cash provided (used in) by investing activities	166,937	(2,109)	14,526
Net cash (used in) provided financing activities	(49,994)	21,480	(27,285)
Net cash flows provided by (used in) provided by discontinued operations	15	(7)	24
Effect of changes in exchange rates on cash and cash equivalents	5	(88)	151
Net change in cash, cash equivalents and restricted cash	$98,194	$(1,540)	$(239)

Operating Activities
During 2019, 2018, and 2017, cash (used in) operating activities totaled $18.8 million, $20.8 million, and $12.3 million, respectively. Consolidated net loss for 2019, 2018, and 2017 totaled $76.7 million, $73.1 million and $17.5 million, respectively.
Net non-cash contributions to net income in 2019, totaled $40.8 million. Contributory non-cash items consisted primarily of $9.9 million for depreciation and amortization expense, $4.2 million for stock compensation expense, $18.3 million for changes to deferred income taxes and $1.5 million for net gain on sale of assets.
Net non-cash contributions to net income in 2018, totaled $54.4 million. Contributory non-cash items consisted primarily of $9.6 million for depreciation and amortization expense, $37.2 million for the impairment of goodwill, intangible assets or fixed assets, $7.1 million for stock compensation expense, $2.6 million for the loss on write down of assets held for sale, $0.7 million for reduction in incremental tax benefit related to share-based awards, $3.3 million for provisions related to accounts receivables and inventory reserves, $(0.4) million for net loss on sale of assets, and $(6.0) million for changes to deferred income taxes.

Net non-cash contributions to net income in 2017, totaled $23.9 million. Contributory non-cash items consisted primarily of $10.2 million for depreciation and amortization expense, $10.6 million for stock compensation expense, $2.0 million for reduction in incremental tax benefit related to share-based awards and $0.2 million for provisions related to accounts receivables, partially offset by $0.2 million for changes to deferred income taxes.
During 2019, changes in working capital provided $17.1 million in cash, primarily resulting from increasing accounts receivables and income taxes receivable by $8.4 million and decreasing accrued liabilities and interest payable by $0.0 million, partially offset by decreasing inventories and other current assets by $23.5 million and increasing accounts payable by $2.0 million.
During 2018, changes in working capital used $2.1 million in cash, primarily resulting from decreasing accounts receivables, income taxes receivable, and other current assets by $5.8 million, partially offset by increasing inventories by $3.7 million and decreasing accounts payable and accrued liabilities by $8.8 million.
During 2017, changes in working capital provided $6.0 million in cash, primarily resulting from increasing accounts payable while accrued liabilities remained relatively unchanged, partially offset by increasing accounts receivables, inventories, income taxes receivable, and other current assets by $3.4 million and decreasing income taxes payable and interest payable by $14.7 million.

Investing Activities
Net cash provided by investing activities was $166.9 million during 2019. Cash provided by investing activities included $169.7 million of proceeds received from the sale of revenue generating assets associated with a business line within the ECT segment and $0.2 million of proceeds received from the sale of fixed assets, partially offset by $2.4 million for capital expenditures and $0.6 million for the purchase of various patents and other intangible assets.
Net cash used in investing activities was $2.1 million during 2018. Cash used in investing activities primarily included $1.7 million of proceeds received from the sale of the Drilling Technologies and Production Technologies segments and $1.4 million of proceeds received from the sale of fixed assets, partially offset by $3.6 million for capital expenditures and $1.6 million for the purchase of various patents and other intangible assets.
Net cash provided by investing activities was $14.5 million during 2017. Cash provided by investing activities primarily included $4.2 million for capital expenditures, $0.5 million for the purchase of patents and intangible assets offset by $18.5 million of proceeds from sale of business and $0.7 million of proceeds from sales of assets.
Financing Activities
Net cash used in financing activities was $50.0 million during 2019, primarily due to using $49.7 million for repayments of debt, net of borrowings.
Net cash generated through financing activities was $21.5 million during 2018, due to receiving $21.8 million for borrowings of debt, net of repayments, $0.2 million for purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options, and $0.1 million for payments of debt issuance costs. Cash generated through financing activities was partially offset by receiving $0.3 million in proceeds from the sale of common stock.
During 2017, net cash used in financing activities was $27.3 million. Cash used in financing activities was primarily due to receiving $0.7 million in proceeds from the sale of common stock, inclusive of $30.1 million, net of issuance costs, from the private placement of 2.5 million common shares on July 27, 2016. Cash used in financing activities was partially offset by using $20.4 million for repayments of debt, net of borrowings, purchases of treasury stock for tax withholding purposes related to the vesting of restricted stock awards and the exercise of non-qualified stock options of $1.7 million, and payments of debt issuance costs of $0.6 million.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019, the Company was not involved in any unconsolidated SPEs.
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
Material contractual obligations consist of supply commitments, operating and finance lease obligations.

Contractual obligations at December 31, 2019 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Finance lease obligation	$249	$70	$117	$62	$—
Operating lease obligations	33,599	2,036	3,878	3,993	23,692
Supply commitments for raw materials	72,020	18,005	54,015	—	—
Total	$105,868	$20,111	$58,010	$4,055	$23,692
.

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
Basis of Presentation
During the fourth quarter of 2018, the Company initiated a strategic plan to sell its CICT segment, which was completed in the first quarter of 2019. Effective December 31, 2018, the Company classified the assets, liabilities, and results of operations for this segment as “Discontinued Operations” for all periods presented.
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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the years ended December 31, 2019, 2018, and 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods.
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
The Company continues to monitor the economic climate in which its customers operate and the aging of its accounts receivable. The allowance for doubtful accounts is based on the aging of accounts and an individual assessment of each invoice. At December 31, 2019, the allowance was 8.9% of gross accounts receivable, compared to an allowance of 3.1% a year earlier. While credit losses have historically been within expectations and the provisions established, should actual write-offs differ from estimates, revisions to the allowance would be required.
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
Significant changes have not been made in the methodology used to estimate the reserve for excess and obsolete inventory or impairments during the past four years. Specific assumptions are updated at the date of each evaluation to consider Company experience and current industry trends. Significant judgment is required to predict the potential impact which the current business climate and evolving market conditions could have on the Company’s assumptions. Changes which may occur in the energy industry are hard to predict, and they may occur rapidly. To the extent that changes in market conditions result in adjustments to management assumptions, impairment losses could be realized in future periods.
At December 31, 2019 and 2018, the reserve for excess and obsolete inventory was $5.7 million and $2.1 million, or 20.8% and 7.2% of inventory, respectively.
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
At December 31, 2019, no goodwill was reported on the balance sheet.
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
There are significant inherent uncertainties and judgments involved in estimating fair value. The Company cannot predict the occurrence of events or circumstances that could adversely affect the fair value of the asset group. Such events may include, but are not limited to, deterioration of the economic environment, increases in the Company’s WACC, material negative changes in relationships with significant customers, reductions in valuations of other public companies in the Company’s industry, or strategic decisions made in response to economic and competitive conditions. If actual results are not consistent with the Company’s current estimates and assumptions, additional impairment of long-lived assets could be required.
In 2019, 2018, and 2017, while testing annual indefinite lived intangible assets for impairment, the Company first assessed qualitative factors to determine whether it was necessary to perform the impairment test. Based on its qualitative assessment, the Company concluded there was no indication of the need for an impairment of indefinite lived intangibles, and therefore no further testing was required.
No impairment was recorded for property and equipment and intangible assets with determinable or indefinite lives during 2019 and 2018.
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
In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of certain deferred tax assets and, therefore, recorded a valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the subsequent events that occurred in the first quarter of 2019 provided a source of income to support the release of $11.5 million of the valuation allowance. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018.
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2019, the Company performed an evaluation of its various tax positions and concluded that it did not have significant uncertain tax positions requiring disclosure. The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange rates, and commodity prices. Market risk is measured as the potential negative impact on earnings, cash flows, or fair values resulting from a hypothetical change in interest rates, commodity prices, or foreign currency exchange rates over the next year. The Company manages exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only. Speculation on interest rates or foreign currency rates is not permitted. The Company does not consider any of these risk management activities to be material.
Foreign Currency Exchange Risk
The Company presently has limited exposure to foreign currency risk. As a global company, Flotek operates in seven domestic and international markets. Flotek’s functional currency is primarily the U.S. dollar. During 2019, approximately 4.0% of revenue was denominated in non-U.S. dollar currencies and virtually all assets and liabilities of the Company are denominated in U.S. dollars. However, as the

Company expands its international operations, non-U.S. denominated activity is likely to increase. The Company has historically performed no swaps and no foreign currency hedges. The Company may utilize swaps or foreign currency hedges in the future.
Commodity Risk
The Company purchases raw materials derived from citrus oils and, therefore, has a commodity risk inherent in orange harvests. In recent years, citrus greening has disrupted citrus fruit production in Florida and Brazil which caused raw material feedstock cost to increase. Tropical storms and hurricanes, as experienced during 2017, can also impact the future citrus crop yields in growing regions. The Company believes that adequate global supply is available to meet the Company’s needs. The Company primarily relies upon long-term strategic supply relationships to meet many of its raw material needs which are expected to remain in place for the foreseeable future. Price increases have been passed along to the Company’s customers, where applicable. The Company presently does not have any commodity futures contracts but may consider utilizing forms of hedging from time to time in the future.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Flotek Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic No. 842.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ MOSS ADAMS LLP

Houston, Texas
March 6, 2020

We have served as the Company’s auditor since 2017.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$100,575	$3,044
Restricted cash	663	—
Accounts receivable, net of allowance for doubtful accounts of $1,527 and $1,190 at December 31, 2019 and 2018, respectively	15,638	37,047
Inventories, net	21,697	27,289
Income taxes receivable	631	3,161
Assets held for sale	—	118,470
Other current assets	13,191	5,771
Total current assets	152,395	194,782
Property and equipment, net	39,829	45,485
Operating lease right-of-use assets	16,388	—
Deferred tax assets, net	152	18,663
Other intangible assets, net	23,083	26,827
Other long-term assets	—	126
TOTAL ASSETS	$231,847	$285,883
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,231	$15,011
Accrued liabilities	24,552	10,335
Interest payable	—	8
Liabilities held for sale	—	9,174
Current portion of lease liabilities	541	—
Long-term debt, classified as current	—	49,731
Total current liabilities and total liabilities	41,324	84,259
Long-term operating lease liabilities	16,973
Long-term finance lease liabilities	158	—
Deferred tax liabilities, net	116	—
TOTAL LIABILITIES	58,571	84,259
Commitments and contingencies (Note16)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 63,656,897 shares issued and 57,882,396 shares outstanding at December 31, 2019; 62,162,875 shares issued and 57,342,279 shares outstanding at December 31, 2018	6	6
Additional paid-in capital	347,564	343,536
Accumulated other comprehensive income (loss)	(966)	(1,116)
Retained earnings (accumulated deficit)	(139,844)	(107,565)
Treasury stock, at cost; 4,145,481 and 3,770,224 shares at December 31, 2019 and 2018, respectively	(33,484)	(33,237)
Total stockholders’ equity	173,276	201,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,847	$285,883
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenue	$119,353	$177,773	$243,106
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	149,225	159,808	188,744
Corporate general and administrative	27,975	31,467	41,492
Depreciation and amortization	8,465	9,216	9,768
Research and development	8,863	10,356	13,130
(Gain) loss on disposal of long-lived assets	1,450	(443)	292
Impairment of goodwill	—	37,180	—
Total costs and expenses	195,978	247,584	253,426
Loss from operations	(76,625)	(69,811)	(10,320)
Other (expense) income:
Interest expense	(2,019)	(2,866)	(2,168)
Loss on sale of business	—	(360)	—
Loss on write-down of assets held for sale	—	(2,580)	—
Other (expense) income, net	1,708	(5,040)	1,096
Total other expense	(311)	(10,846)	(1,072)
Loss before income taxes	(76,936)	(80,657)	(11,392)
Income tax benefit (expense)	201	7,216	(6,112)
Loss from continuing operations	(76,735)	(73,441)	(17,504)
Income (loss) from discontinued operations, net of tax	44,456	2,743	(9,891)
Net loss	(32,279)	(70,698)	(27,395)
Net loss attributable to noncontrolling interests	—	358	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(32,279)	$(70,340)	$(27,395)

Amounts attributable to Flotek shareholders:
Loss from continuing operations	$(76,735)	$(73,083)	$(17,504)
Income (loss) from discontinued operations, net of tax	44,456	2,743	(9,891)
Net loss attributable to Flotek	$(32,279)	$(70,340)	$(27,395)

Basic earnings (loss) per common share:
Continuing operations	$(1.31)	$(1.26)	$(0.30)
Discontinued operations, net of tax	0.76	0.05	(0.17)
Basic earnings (loss) per common share	$(0.55)	$(1.21)	$(0.47)

Diluted earnings (loss) per common share:
Continuing operations	$(1.31)	$(1.26)	$(0.30)
Discontinued operations, net of tax	0.76	0.05	(0.17)
Diluted earnings (loss) per common share	$(0.55)	$(1.21)	$(0.47)

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	58,750	57,995	57,580
Weighted average common shares used in computing diluted earnings (loss) per common share	58,750	57,995	57,580
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2019	2018	2017
Loss from continuing operations	$(76,735)	$(73,441)	$(17,504)
Income (loss) from discontinued operations, net of tax	44,456	2,743	(9,891)
Net loss	(32,279)	(70,698)	(27,395)
Other comprehensive income (loss):
Foreign currency translation adjustment	150	(232)	72
Comprehensive loss	(32,129)	(70,930)	(27,323)
Net loss attributable to noncontrolling interests	—	358	—
Comprehensive loss attributable to Flotek	$(32,129)	$(70,572)	$(27,323)
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED
DECEMBER 31, 2019, 2018 AND 2017
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non-controlling Interests	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2016	59,685	$6	2,029	$(20,269)	$318,392	$(956)	$(9,830)	$358	$287,701
Net loss	—	—	—	—	—	—	(27,395)	—	(27,395)
Foreign currency translation adjustment	—	—	—	—	—	72	—	—	72
Stock issued under employee stock purchase plan	—	—	(113)	—	654	—	—	—	654
Common stock issued in payment of accrued liability	—	—	—	—	188	—	—	—	188
Stock options exercised	663	—	—	—	5,884	—	—	—	5,884
Restricted stock awards granted	275	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	122	—	—	—	—	—	—
Treasury stock purchased	—	—	200	(1,729)	—	—	—	—	(1,729)
Stock surrendered for exercise of stock options	—	—	478	(5,863)	—	—	—	—	(5,863)
Stock compensation expense	—	—	—	—	10,949	—	—	—	10,949
Repurchase of common stock	—	—	905	(5,203)	—	—	—	—	(5,203)
Balance, December 31, 2017	60,623	$6	3,621	$(33,064)	$336,067	$(884)	$(37,225)	$358	$265,258
Net loss	—	—	—	—	—	—	(70,340)	(358)	(70,698)
Foreign currency translation adjustment	—	—	—	—	—	(232)	—	—	(232)
Stock issued under employee stock purchase plan	—	—	(111)	—	341	—	—	—	341
Restricted stock awards granted	1,540	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	158	—	—	—	—	—	—
Treasury stock purchased	—	—	102	(173)	—	—	—	—	(173)
Stock compensation expense	—	—	—	—	7,128	—	—	—	7,128
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$(1,116)	$(107,565)	$—	$201,624
Net loss	—	—	—	—	—	—	(32,279)		(32,279)
Foreign currency translation adjustment	—	—	—	—	—	150	—	—	150
Stock issued under employee stock purchase plan	—	—	(18)	—	35	—	—	—	35
Restricted stock awards granted	924	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	299	—	—	—	—	—	—
Restricted stock units granted	570	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	94	(247)	—	—	—	—	(247)
Stock compensation expense	—	—	—	—	3,993	—	—	—	3,993
Balance, December 31, 2019	63,657	$6	4,145	$(33,484)	$347,564	$(966)	$(139,844)	$—	$173,276
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss attributable to Flotek Industries, Inc. (Flotek)	$(32,279)	$(70,340)	$(27,395)
Income (loss) from discontinued operations, net of tax	44,456	2,743	(9,891)
Loss from continuing operations	(76,735)	(73,083)	(17,504)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	8,465	9,216	9,768
Amortization of deferred financing costs	1,428	400	472
Provision for doubtful accounts	512	839	157
Provision for excess and obsolete inventory	5,659	2,418	388
Loss on sale of business	—	360	—
Loss on write-down of assets held for sale	—	2,580	—
(Gain) loss on sale of assets	1,450	(443)	292
Impairment of goodwill	—	37,180	—
Stock compensation expense	4,235	7,050	10,643
Deferred income tax (benefit) provision	18,307	(5,950)	181
Reduction in tax benefit related to share-based awards	24	709	1,989
Non-cash lease expense	740	—	—
Changes in current assets and liabilities:
Accounts receivable, net	20,993	(2,606)	4,076
Inventories	(65)	2,597	(3,442)
Income taxes receivable	2,546	(1,116)	8,008
Other current assets	(8,359)	3,177	12,001
Accounts payable	1,131	4,631	(8,528)
Accrued liabilities	908	(8,740)	(6,175)
Interest payable	(8)	(35)	19
Net cash (used in) provided by operating activities	(18,769)	(20,816)	12,345
Cash flows from investing activities:
Capital expenditures	(2,411)	(3,559)	(4,197)
Proceeds from sale of businesses	169,722	1,665	18,490
Proceeds from sale of assets	240	1,387	689
Purchase of patents and other intangible assets	(614)	(1,602)	(456)
Net cash provided (used in) by investing activities	166,937	(2,109)	14,526
Cash flows from financing activities:
Repayments of indebtedness	—	—	(9,833)
Borrowings on revolving credit facility	42,984	277,599	383,160
Repayments on revolving credit facility	(92,715)	(255,818)	(393,776)
Debt issuance costs	—	(111)	(579)
Payments for finance leases	(51)	—	—
Purchase of treasury stock	(247)	(173)	(1,729)
Proceeds from sale of common stock	35	341	654
Repurchase of common stock	—	—	(5,203)
Proceeds from exercise of stock options	—	—	21
Loss from noncontrolling interest	—	(358)	—
Net cash (used in) provided financing activities	(49,994)	21,480	(27,285)
Discontinued operations:
Net cash provided by (used in) operating activities	(322)	1,296	4,102
Net cash provided by (used in) investing activities	337	(1,303)	(4,078)
Net cash flows provided by (used in) provided by discontinued operations	15	(7)	24
Effect of changes in exchange rates on cash and cash equivalents	5	(88)	151
Net change in cash, cash equivalents and restricted cash	98,194	(1,540)	(239)
Cash, cash equivalents and restricted cash at beginning of year	3,044	4,584	4,823
Cash, cash equivalents and restricted cash at end of year	$101,238	$3,044	$4,584

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
The Company’s oilfield business designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Activities in this segment also include construction and management of automated material handling facilities as well as management of loading facilities and blending operations for oilfield services companies. In the segment reported as discontinued operations at December 31, 2018, the Company processed citrus oil to produce (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the oil and gas industry.
Flotek operates in seven domestic and international markets. Customers include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies. The Company also served customers who purchase non-energy-related citrus oil and related products, including household and commercial cleaning product companies, fragrance and cosmetic companies, and food manufacturing companies, in the segment reported as discontinued operations at December 31, 2018.
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
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies segment as held for sale based on management’s intention to sell this business, which occurred in January 2019. The Company’s historical financial statements have been revised to present the operating results of the Consumer and Industrial Chemistry Technologies segment as discontinued operations. The results of operations of this segment are presented as “Income (loss) from discontinued operations” in the statement of operations and the related cash flows of this segment have been reclassified to discontinued operations for all periods presented. The assets and liabilities of the Consumer and Industrial Chemistry Technologies segment have been reclassified to “Assets held for sale” and “Liabilities held for sale”, respectively, in the consolidated balance sheet for all periods presented.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the allowance for doubtful accounts for continuing operations are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Balance, beginning of year	$1,190	$673	$579
Charged to provision for doubtful accounts, net of recoveries	512	839	157
Write-offs	(175)	(322)	(63)
Balance, end of year	$1,527	$1,190	$673

Inventories
Inventories consist of raw materials, work-in-process, and finished goods and are stated at the lower of cost, determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor, and production overhead. The Company quarterly reviews inventories on hand and current market conditions to determine if the cost of finished goods inventories exceeds current market prices and impairs the cost basis of the inventory accordingly. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated market value if those amounts are determined to be less than cost.
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

Property and equipment are reviewed for impairment on an quarterly basis or whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying amount over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes software costs using the straight-line method over the expected life of the software, generally three to seven years. The unamortized amount of capitalized software was $1.0 million at December 31, 2019.
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
The cost of intangible assets with finite lives is amortized using the straight-line method over the estimated period of economic benefit, ranging from two to 95 years. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
The Company recognizes revenues to depict the transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Refer to Note 4 – “Revenue from Contracts with Customers” for further discussion on Revenue.
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
For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the

“total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the years ended December 31, 2019, 2018, and 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
New Accounting Pronouncements
(a) Application of New Accounting Standards
Effective January 1, 2019, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, “Leases” This standard (ASC 842) requires the recognition of Right of Use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP (ASC 840). The Company adopted ASC 842 using the optional transition method. Consequently, the Company’s reporting for the comparative periods presented prior to 2019 in the financial statements will continue to be in accordance with ASC 840. Upon adoption, the Company recorded operating lease ROU assets and corresponding operating lease liabilities, net of deferred rent, of approximately $18.4 million, representing the present value of future lease payments under operating leases with terms of greater than twelve months. Refer to Note 6 - “Leases” for further information surrounding adoption of this new standard.
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
Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-01, “Clarifying the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definition of a Business.” This standard provided additional guidance on whether an integrated set of assets and activities constitutes a business. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods were not adjusted. In addition, the Company had no activity during the year ended December 31, 2019 that was required to be treated differently under this ASU than previously issued guidance.
Effective January 1, 2018, the Company adopted the accounting guidance in ASU No. 2017-09, “Scope of Modification Accounting.” This standard provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures. The Company applied this standard prospectively and, therefore, prior periods presented were not adjusted. There were no changes to the terms or conditions of current share-based payment awards during the year ended December 31, 2019.
(b) New Accounting Requirements and Disclosures
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
Effective February 28, 2019, the Company completed the sale of the CICT segment to ADM for $175.0 million in cash consideration, with $4.4 million temporarily held in escrow by ADM for post-closing working capital adjustments for up to 90 days and $13.1 million temporarily held in escrow to satisfy potential indemnification claims by ADM with anticipated releases at 6 months, 12 months, and 15 months. As of December 31, 2019, the escrow balance including interest was $9.9 million reflected in other current assets.
Concurrent with the closing of the sale of the CICT segment, the Company retained $11.1 million of historical inventory previously held by the CICT segment. In addition, the Company executed a long-term supply agreement for terpene. The term of the agreement runs through December 2023, with an option to extend for an additional year. The remaining minimum commitment of the agreement at December 31, 2019 is $72 million. Pursuant to the post-closing working capital dispute resolution procedures set forth in the Share Purchase Agreement, the Company and ADM engaged a neutral third party arbitrator to help reach agreement on the final post-closing working capital adjustment. In February 2020, the third party arbitrator ruled in favor of awarding ADM for the entire $4.1 million disputed amount resulting in a reduction to the gain on the sale of the business as of December 31, 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Consumer and Industrial Chemistry Technologies
	2019	2018	2017
Discontinued operations:
Revenue	$11,031	$72,344	$73,992
Operating expenses	(11,572)	(65,940)	(63,621)
Depreciation and amortization	—	(2,760)	(2,391)
Research and development	(69)	(590)	(515)
Income from operations	(610)	3,054	7,465
Other income (expense)	35	341	(284)
Gain on sale of businesses	64,160	—	—
Income before income taxes	63,585	3,395	7,181
Income tax expense	(19,129)	(652)	(2,730)
Net income (loss) from discontinued operations	$44,456	$2,743	$4,451
The assets and liabilities held for sale on the Consolidated Balance Sheets as of December 31, 2019 and 2018 are as follows (in thousands):

	Consumer and Industrial Chemistry Technologies
	2019	2018
Assets:
Accounts receivable, net	$—	$10,547
Inventories, net	—	52,069
Other current assets	—	446
Property and equipment, net	—	15,899
Goodwill	—	19,480
Other intangible assets, net	—	20,029
Assets held for sale	—	118,470
Liabilities:
Accounts payable	$—	$8,883
Accrued liabilities	—	291
Liabilities held for sale	$—	$9,174

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the years ended December 31, 2018 and 2017 (in thousands):

	Drilling Technologies		Production Technologies
	2018	2017	2018	2017
Discontinued operations:
Revenue	$—	$11,534	$—	$4,002
Cost of revenue	—	(7,309)	—	(3,236)
Selling, general and administrative	—	(6,963)	—	(1,759)
Research and development	—	(5)	—	(364)
Gain (loss) on disposal of long-lived assets	—	97	—	—
Loss from operations	—	(2,646)	—	(1,357)
Other expense	—	(96)	—	(52)
Loss on sale of businesses	—	(1,600)	—	(479)
Loss on write-down of assets held for sale	—	(6,831)	—	(9,718)
Loss before income taxes	—	(11,173)	—	(11,606)
Income tax benefit	—	4,138	—	4,299
Net loss from discontinued operations	$—	$(7,035)	$—	$(7,307)
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For certain contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, measured by the percentage of “costs incurred to date” to the “total estimated costs of completion.” This percentage is applied to the “total estimated revenue at completion” to calculate proportionate revenue earned to date. For the years ended December 31, 2019, 2018, and 2017, the percentage-of-completion revenue accounted for less than 0.1% of total revenue during the respective time periods. This resulted in immaterial unfulfilled performance obligations and immaterial contract assets and/or liabilities for which the Company did not record adjustments to opening retained earnings as of December 31, 2015 or for any periods previously presented.

The vast majority of the Company’s products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30-45 days from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the years ended December 31, 2019, 2018, and 2017.

The Company differentiates revenue and operating expenses (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and operating expenses (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Revenue:
Products	$115,471	$172,412	$237,211
Services	3,882	5,361	5,895
	$119,353	$177,773	$243,106
Operating expenses (excluding depreciation and amortization):
Products	$147,709	$152,846	$182,330
Services	1,516	6,962	6,414
	$149,225	$159,808	$188,744

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Supplemental non-cash investing and financing activities:
Value of common stock issued in payment of accrued liability	$—	$—	$188
Exercise of stock options by common stock surrender	—	—	5,863

Supplemental cash payment information:
Interest paid	$599	$2,502	$1,851
Income taxes (received, net of payments) paid, net of refunds	(699)	(139)	(10,195)

Note 6— Leases
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense and supplemental cash flow information are as follows (in thousands):

	For the years ending
	December 31,
	2019	2018
Operating lease expense	$2,609	$—
Finance lease expense:
Amortization of right-of-use assets	1,237	—
Interest on lease liabilities	10	—
Total finance lease expense	1,247	—
Short-term lease expense	123	—
Total lease expense	$3,979	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,336	—
Operating cash flows from finance leases	10	—
Financing cash flows from finance leases	51	—

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2020	2,012	70
2021	1,962	70
2022	1,916	47
2023	1,976	40
2024	2,017	23
Thereafter	23,692	—
Total lease payments	$33,575	$250
Less: Interest	(16,116)	(37)
Present value of lease liabilities	$17,459	$213

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

December 31, 2019
Operating Leases
Operating lease right-of-use assets	$16,388

Current portion of lease liabilities	$486
Long-term operating lease liabilities	16,973
Total operating lease liabilities	$17,459

Finance Leases
Property and equipment	$293
Accumulated depreciation	(28)
Property and equipment, net	$265

Current portion of lease liabilities	$55
Long-term finance lease liabilities	158
Total finance lease liabilities	$213

Weighted Average Remaining Lease Term
Operating leases	16.6 years
Finance leases	4.6 years

Weighted Average Discount Rate
Operating leases	8.9%
Finance leases	9.0%

Note 7 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2019	2018
Raw materials	$4,339	$10,608
Work-in-process	—	—
Finished goods	23,056	18,798
Inventories	27,395	29,406
Less reserve for excess and obsolete inventory	(5,698)	(2,117)
Inventories, net	$21,697	$27,289

Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	2019	2018	2017
Balance, beginning of year	$2,117	$368	$50
Charged to provisions	5,659	2,418	388
Deductions for disposals	(2,078)	(669)	(70)
Balance, end of the year	$5,698	$2,117	$368

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on an assessment of market values. Write-downs or write-offs of inventory are charged to cost of goods sold. At December 31, 2019, the Company recorded a reserve for excess terpene of $4.4 million.

Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31
	2019	2018
Land	$4,440	$4,372
Buildings and leasehold improvements	38,741	37,719
Machinery and equipment	27,694	26,995
Fixed assets in progress	—	581
Furniture and fixtures	1,671	1,573
Transportation equipment	1,440	1,852
Computer equipment and software	3,348	9,370
Property and equipment	77,334	82,462
Less accumulated depreciation	(37,505)	(36,977)
Property and equipment, net	$39,829	$45,485

Depreciation expense totaled $6.5 million, $7.8 million, and $8.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
During the years ended December 31, 2019, 2018, and 2017, no impairments were recognized related to property and equipment.

Note 9— Goodwill
The Company has no reporting units which have a goodwill balance at December 31, 2019.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill for the ECT reporting unit are as follows (in thousands):

Balance at December 31, 2017:
Goodwill	$37,180
Accumulated impairment losses	—
Goodwill balance, net	37,180
Activity during the year 2018:
Goodwill impairment recognized	(37,180)
Acquisition goodwill recognized	—
Balance at December 31, 2018:
Goodwill	37,180
Accumulated impairment losses	(37,180)
Goodwill balance, net	—
Activity during the year 2019:
Goodwill impairment recognized	—
Acquisition goodwill recognized	—
Balance at December 31, 2019:
Goodwill	—
Accumulated impairment losses	—
Goodwill balance, net	$—

Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	December 31,
	2019		2018
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite lived intangible assets:
Patents and technology	$17,493	$6,715	$18,884	$6,689
Customer lists	15,367	6,013	15,367	5,259
Trademarks and brand names	1,351	1,160	1,485	1,149
Total finite lived intangible assets acquired	34,211	13,888	35,736	13,097
Deferred financing costs	—	—	1,924	496
Total amortizable intangible assets	34,211	$13,888	37,660	$13,593
Indefinite lived intangible assets:
Trademarks and brand names	2,760		2,760
Total other intangible assets	$36,971		$40,420

Carrying amount:
Other intangible assets, net	$23,083		$26,827

Intangible assets acquired are amortized on a straight-line basis over two to 95 years. Amortization of intangible assets acquired totaled $2.0 million, $1.4 million, and $1.5 million for the years end ended December 31, 2019, 2018, and 2017, respectively.

Amortization of deferred financing costs totaled $1.4 million, $0.4 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for other finite lived intangible assets, including deferred financing costs, at December 31, 2019 is as follows (in thousands):

Year ending December 31,
2020	$1,941
2021	1,935
2022	1,915
2023	1,858
2024	1,854
Thereafter	10,109
Other amortizable intangible assets, net	$19,612

During the years ended December 31, 2019, 2018, and 2017, no impairments were recognized related to other intangible assets.

Note 11 — Long-Term Debt and Credit Facility
Long-term debt is as follows (in thousands):

	December 31,
	2019	2018
Long-term debt, classified as current:
Borrowings under revolving credit facility	$—	$49,731

On March 1, 2019, the Company repaid the outstanding balance of the Credit Facility.

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

Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2019 and 2018, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the years ended December 31, 2019, 2018, and 2017.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended June 30, 2018, the Company recorded an impairment of $37.2 million for goodwill in the ECT reporting unit (see Note 9). No impairments of goodwill were recognized during the years ended December 31, 2019,and 2017. No impairment of property and equipment or other intangible assets were recognized during the years ended December 31, 2019, 2018, and 2017.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had no cash equivalents at December 31, 2019 or 2018.

The carrying amount and estimated fair value of the Company’s long-term debt are as follows (in thousands):

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Borrowings under revolving credit facility	$—	$—	$49,731	$49,731

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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2019, 2018, and 2017, since including them would have an anti-dilutive effect on loss per share due to the loss from continuing operations incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.1 million restricted stock units and 3.0 million stock options for the year ended December 31, 2019, and 0.7 million restricted stock units for the year ended December 31, 2018, and 0.7 million stock options and 0.8 million restricted stock units for the year ended December 31, 2017.

A reconciliation of the number of shares used for the basic and diluted earnings (loss) per common share computations is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Weighted average common shares outstanding - Basic	58,750	57,995	57,580
Assumed conversions:
Incremental common shares from stock options	—	—	—
Incremental common shares from restricted stock units	—	—	—
Weighted average common shares outstanding - Diluted	58,750	57,995	57,580

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Income Taxes
Components of the income tax (benefit) expense are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$(22,923)	$—	$(1,126)
State	(2,295)	97	587
Foreign	(238)	(740)	488
Total current	(25,456)	(643)	(51)
Deferred:
Federal	23,910	(6,585)	5,994
State	1,345	(89)	214
Foreign	—	101	(45)
Total deferred	25,255	(6,573)	6,163
Income tax (benefit) expense	$(201)	$(7,216)	$6,112

The components of (loss) income before income taxes are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
United States	$(76,758)	$(80,034)	$(10,025)
Foreign	(178)	(623)	(1,367)
Loss before income taxes	$(76,936)	$(80,657)	$(11,392)

A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Year ended December 31,
	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	0.6	0.8	(3.2)
Non-U.S. income taxed at different rates	0.5	0.8	(4.3)
(Increase) decrease in valuation allowance	(19.9)	(3.6)	0.1
Impact of 2017 Tax Cuts and Jobs Act	—	—	(64.2)
Net operating loss carryback adjustment	—	—	—
Reduction in tax benefit related to stock-based awards	(0.1)	(1.0)	(16.9)
Non-deductible expenditures and goodwill	—	(9.0)	(3.9)
Research and development credit	0.2	0.3	3.6
Other	(2.0)	(0.4)	0.1
Effective income tax rate	0.3%	8.9%	(53.7)%

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

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$17,248	$30,241
Allowance for doubtful accounts	1,037	1,073
Inventory valuation reserves	629	1,057
Equity compensation	353	548
Goodwill	965	1,089
Accrued compensation	587	342
Foreign tax credit carryforward	3,894	4,041
Settlement liability	3,530	—
Lease liability	3,992	—
Interest expense limitation	—	534
Other	96	50
Total gross deferred tax assets	32,331	38,975
Valuation allowance	(19,878)	(4,042)
Total deferred tax assets, net	12,453	34,933
Deferred tax liabilities:
Property and equipment	(3,696)	(6,613)
Intangible assets	(4,597)	(9,657)
ROU asset	(3,793)	—
Prepaid insurance and other	(331)	—
Total gross deferred tax liabilities	(12,417)	(16,270)
Net deferred tax assets	$36	$18,663

As of December 31, 2019, the Company had U.S. net operating loss carryforwards of $68.9 million, including $49.6 million expiring in various amounts in 2035 through 2037 which can offset 100% of taxable income and $19.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance in the second quarter of 2018, the Company considered all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As a result of this analysis, the Company determined that it is more likely than not that it will not realize the benefits of certain deferred tax assets and, therefore, recorded a $15.5 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions. As all available evidence should be taken into consideration when assessing the need for a valuation allowance, the subsequent events that occurred in the first quarter of 2019 provided a source of income to support the release of $11.5 million of the valuation allowance which resulted in a deferred tax asset of $18.7 million. As such, the Company reversed this portion of the valuation allowance during the fourth quarter of 2018. At December 31, 2019, the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valuation allowance against the net federal and state deferred tax assets was $19.9 million.
The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2019, the Company had approximately $2.3 million in unremitted earnings for one of its foreign jurisdictions, which were not included for U.S. tax purposes. Due to the 2017 Tax Act, U.S. federal transition taxes have been recorded for a one-time U.S. tax liability on these earnings which have not previously been repatriated to the U.S. However, certain withholding taxes will need to be paid upon repatriation. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company has performed an evaluation and concluded there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2019, which are the years ended December 31, 2015 through December 31, 2019 for U.S. federal taxes and the years ended December 31, 2014 through December 31, 2019 for state tax jurisdictions.
At December 31, 2019, the Company had no unrecognized tax benefits.
In January 2017, the Internal Revenue Service notified the Company that it would examine the Company’s “IRS” federal tax returns for the year ended December 31, 2014. The examination included (1) the corporate returns and (2) employment tax matters. The IRS fieldwork has been completed in relation to the corporate returns with no adverse findings. Further discussion of the employment tax matter can be found in Note 19 ---“Related Party Transaction.”

Note 15 — Common Stock
The Company’s Certificate of Incorporation, as amended November 9, 2009, authorizes the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share.
A reconciliation of the changes in common shares issued is as follows:

	Year ended December 31,
	2019	2018
Shares issued at the beginning of the year	62,162,875	60,622,986
Issued as restricted stock award grants	924,022	1,539,889
Issued as restricted stock unit grants	570,000	—
Shares issued at the end of the year	63,656,897	62,162,875

Stock-Based Incentive Plans
Stockholders approved long term incentive plans in 2019, 2018, 2014, 2010, and 2007 (the “2019 Plan”, the “2018 Plan,” the “2014 Plan,” the “2010 Plan,” and the “2007 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, non-employee directors, and service providers in the form of stock options, restricted stock, and certain other incentive awards. The maximum number of shares that may be issued under the 2019 Plan, 2018 Plan, 2014 Plan, 2010 Plan, and 2007 Plan are 1.0 million 3.0 million, 5.2 million, 6.0 million, and 2.2 million, respectively. At December 31, 2019, the Company had a total of 3.9 million shares remaining to be granted under the 2019 Plan, 2018 Plan, 2014 Plan, and 2010 Plan. Shares may no longer be granted under the 2007 Plan.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. During the fourth quarter 2019, 3.0 million stock options were granted, 1.0 million time-vested and 2.0 million performance-based. The time-vested stock options will vest equally over the next five years. The performance-based options are restricted until performance criteria defined in the agreement are met. Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest.
No stock options vested during the years ended December 31, 2019, 2018, and 2017.

Stock Options	Shares	Weighted-Average Exercise Price
Outstanding as of January 1, 2019	—	$—
Granted	3,000,000	1.22
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of
December 31, 2019	3,000,000	$1.22
Vested or expected to vest at
December 31, 2019	—	$—
Options exercisable as of
December 31, 2019	—	$—

The following table sets forth significant assumptions used in the Black-Scholes model for time-vested options and the Monte Carlo model for performance-based options to determine the fair value of the options at December 31, 2019.

	Time-Vested Options	Performance-Based Options
Risk-free interest rate	1.81%	1.84%
Expected volatility of common stock	73.59%	71.57%
Expected life of options in years	5.0	7.0
Dividend yield	—%	—%
Vesting period in years	5.0	7.0

Restricted Stock
The Company grants employees either time-vesting or performance-based restricted shares in accordance with terms specified in the Restricted Stock Agreements (“RSAs”). Time-

vesting restricted shares vest after a stipulated period of time has elapsed subsequent to the date of grant, generally three

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately.
Performance-based restricted shares are issued with performance criteria defined over a designated performance period and vest only when, and if, the outlined performance criteria are met. During the year ended December 31, 2019, 63% of the restricted shares granted were time-vesting and 37% were performance-based. Grantees of restricted shares retain voting rights for the granted shares.

Restricted stock share activity for the year ended December 31, 2019 is as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at January 1, 2019	1,050,372	$3.47
Granted to employees	1,494,022	2.62
Vested	(615,941)	3.72
Forfeited	(299,433)	3.16
Non-vested at December 31, 2019	1,629,020	$2.66

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2019, 2018, and 2017 was $2.62, $10.62, and $11.92 per share, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2019, 2018, and 2017 was $6.3 million, $8.6 million, and $15.4 million, respectively.
At December 31, 2019, there was $1.8 million of unrecognized compensation expense related to non-vested restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units
During the year ended December 31, 2019, the Company granted performance-based restricted stock units (“RSUs”) for 1,071,530 shares equivalents. The performance period for these share equivalents continues until December 31, 2024.
During the year ended December 31, 2018, the Company granted performance-based RSUs for 604,682 share equivalents, which had a performance period through December 31, 2019. No RSUs were earned during this performance period.

Restricted stock units activity for the year ended December 31, 2019 is as follows:

Restricted Stock Units	Units	Weighted- Average Fair Value at Date of Grant
RSU equivalents at January 1, 2019	301,766	$3.94
2018 equivalents forfeited	(272,046)	6.39
Total equivalents	29,720	—
2019 equivalents granted	1,071,530	3.75
2019 equivalents forfeited	(62,776)	1.66
RSU equivalents at December 31, 2019	1,038,474	$3.24

At December 31, 2019, there was $2.1 million of unrecognized compensation expense related to 2019 and 2018 restricted stock units. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.3 years.
Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by stockholders on May 18, 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation and participants may not purchase more than 1,000 shares in any one offering period. In addition, for each calendar year, an employee may not be granted purchase rights for Flotek Stock valued over $25,000, as determined at the time such purchase right is granted. The fair value of the discount associated with shares purchased under the plan is recognized as share-based compensation expense and was $0.1 million, $0.1 million, and $0.1 million during the years ended December 31, 2019, 2018, and 2017, respectively. The total fair value of the shares purchased under the plan during the years ended December 31, 2019, 2018, and 2017 was $0.1 million, $0.8 million, and $1.0 million, respectively. The employee payment associated with participation in the plan was satisfied through payroll deductions. Effective after the third quarter 2018 purchase, the Company temporarily suspended the ESPP due to lack of shares. Following shareholder approval for additional shares, the Company initiated the ESPP during the second quarter 2019.
Share-Based Compensation Expense
Non-cash share-based compensation expense related to restricted stock, restricted stock unit grants, and stock purchased under the Company’s ESPP was $7.1 million, $10.6 million, and $11.4 million during the years ended December 31, 2019, 2018, and 2017, respectively.
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2019, 2018, and 2017, the Company purchased 93,977 shares, 199,644 shares, and 238,216 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees that were forfeited are accounted for as treasury stock. During the year ended December 31, 2019, there were no shares surrendered for the exercise of stock options. During the years ended December 31, 2018 and 2017, shares surrendered for the exercise of stock options were 478,287 and 3,225, respectively. These surrendered shares are also accounted for as treasury stock.

Stock Repurchase Program
In November 2012, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2019, the Company has repurchased $25 million of its common stock under this authorization.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through December 31, 2019, the Company repurchased $0.3 million of its common stock under this authorization.
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
At December 31, 2019, the Company had $49.7 million remaining under its share repurchase program. A covenant under the Company’s Credit Facility limited the amount that may be used to repurchase the Company’s common stock. At December 31, 2019, this covenant did not permit additional share repurchases.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Commitments
Rent expense under operating leases totaled $2.9 million, $2.9 million, and $3.3 million during the years ended December 31, 2019, 2018, and 2017, respectively.

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
During the years ended December 31, 2019, 2018, and 2017, compensation expense included $0.7 million, $1.0 million and $1.0 million, respectively, related to the Company’s 401(k) match.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the years ended December 31,	Energy Chemistry Technologies	Corporate and Other	Total

2019
Net revenue from external customers	$119,353	$—	$119,353
Loss from operations	(46,485)	(30,140)	(76,625)
Depreciation and amortization	7,439	1,026	8,465
Capital expenditures	2,411	—	2,411

2018
Net revenue from external customers	$177,773	$—	$177,773
Income (loss) from operations	(36,817)	(32,994)	(69,811)
Depreciation and amortization	7,107	2,109	9,216
Capital expenditures	2,733	826	3,559

2017
Net revenue from external customers	$243,106	$—	$243,106
Income (loss) from operations	33,611	(43,931)	(10,320)
Depreciation and amortization	7,323	2,445	9,768
Capital expenditures	3,279	918	4,197

Assets of the Company by reportable segments are as follows (in thousands):

	December 31, 2019	December 31, 2018
Energy Chemistry Technologies	$117,357	$139,205
Corporate and Other	114,490	28,208
Total segments	231,847	167,413
Held for sale	—	118,470
Total assets	$231,847	$285,883

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
U.S.	$104,786	$146,421	$219,517
Other countries	14,567	31,352	23,589
Total	$119,353	$177,773	$243,106

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Years ended December 31,
	2019	2018	2017
Customer A	20.4%	*	*
Customer B	10.3%	12.23%	*
Customer C	*	10.1%	*
Customer D	*	*	16.7%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 — Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
2019
Revenue (1)	$43,256	$34,692	$21,879	$19,526	$119,353
Loss from operations (1)	(14,266)	(13,859)	(11,853)	(36,647)	(76,625)

(Loss) income from continuing operations (1)	$(15,380)	$(12,990)	$(11,227)	$(37,138)	$(76,735)
Income (loss) from discontinued operations, net of tax	48,372	(1,608)	117	(2,425)	44,456
Net (loss) income	32,992	(14,598)	(11,110)	(39,563)	(32,279)
Net loss attributable to noncontrolling interests	—	—	—	—	—
Net loss attributable to Flotek Industries, Inc. (Flotek)	$32,992	$(14,598)	$(11,110)	$(39,563)	$(32,279)

Amounts attributable to Flotek shareholders:
Loss from continuing operations (1)	$(15,380)	$(12,990)	$(11,227)	$(37,138)	$(76,735)
Income (loss) from discontinued operations, net of tax	48,372	(1,608)	117	(2,425)	44,456
Net income (loss) attributable to Flotek	$32,992	$(14,598)	$(11,110)	$(39,563)	$(32,279)

Basic earnings (loss) per common share (2):
Continuing operations	$(0.26)	$(0.22)	$(0.19)	$(0.64)	$(1.31)
Discontinued operations	0.83	(0.03)	—	(0.04)	0.76
Basic earnings (loss) per common share	$0.57	$(0.25)	$(0.19)	$(0.68)	$(0.55)
Diluted earnings (loss) per common share (2):
Continuing operations	$(0.26)	$(0.22)	$(0.19)	$(0.64)	$(1.31)
Discontinued operations	0.83	(0.03)	—	(0.04)	0.76
Diluted earnings (loss) per common share	$0.57	$(0.25)	$(0.19)	$(0.68)	$(0.55)

2018
Revenue (1)	$41,069	$39,546	$53,709	$43,449	$177,773
(Loss) income from operations (1)	(9,223)	(47,140)	(4,080)	(9,368)	(69,811)

Loss from continuing operations (1)	$(9,528)	$(68,987)	$(4,869)	$9,943	$(73,441)
(Loss) income from discontinued operations, net of tax	9,595	(6,404)	937	(1,385)	2,743
Net loss (income)	$67	$(75,391)	$(3,932)	$8,558	$(70,698)

Basic earnings (loss) per common share (2):
Continuing operations	$(0.17)	$(1.19)	$(0.08)	$0.18	$(1.26)
Discontinued operations	0.17	(0.11)	0.02	(0.02)	0.05
Basic earnings (loss) per common share	$—	$(1.30)	$(0.06)	$0.16	$(1.21)
Diluted earnings (loss) per common share (2):
Continuing operations	$(0.17)	$(1.19)	$(0.08)	$0.18	$(1.26)
Discontinued operations	0.17	(0.11)	0.02	(0.02)	0.05
Diluted earnings (loss) per common share	$—	$(1.30)	$(0.06)	$0.16	$(1.21)

(1) Amounts exclude impact of discontinued operations.
(2) The sum of the quarterly earnings (loss) per share (basic and diluted) may not agree to the earnings (loss) per share for the year due to the timing of common stock issuances.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Related Party Transaction
In January 2017, the IRS notified the Company that it was examining the Company’s federal tax returns for the year ended December 31, 2014. As a result of this examination, the IRS informed the Company on May 1, 2019 that certain employment taxes related to the compensation of our CEO, Mr. Chisholm, were not properly withheld in 2014 and proposed an adjustment. Mr. Chisholm’s affiliated companies through which he provided his services have agreed to indemnify the Company for any such taxes, and Mr. Chisholm has executed a personal guaranty in favor of the Company, supporting this indemnification.
At June 30, 2019, the Company recorded a liability of $2.4 million related to the estimated employment tax under-withholding for the years 2014 through 2018. By September 30, 2019, the liability totaled $1.8 million, after the Company paid $0.6 million to the IRS for these taxes and made an additional accrual covering the estimated under-withholding tax liability through 2019. In addition, at June 30, 2019 the Company recorded a receivable from the affiliated companies totaling $2.4 million. In October 2019, an amendment to the employment agreement was executed, giving the Company the contractual right of offset for any amounts owed to the Company against, and giving the Company the right to withhold payments equal to amounts reasonably estimated to potentially become due to the Company by the affiliated companies from, any amounts owed under the employment agreement. The Company netted the related party receivable against the severance payable as of December 31, 2019. At December 31, 2019, the Company recorded $1.8 million for potential liability to the IRS.

Note 20 — Subsequent Events

On February 26, 2020, Flotek Chemistry, LLC, a wholly-owned subsidiary of the Company, entered into an amendment to the terpene supply agreement between Flotek Chemistry and Florida Chemical Company, LLC. Pursuant to the terms and conditions of the amendment, the terpene supply agreement is amended to, among other things, (a) reduce the minimum quantity of terpene that Flotek Chemistry is required to purchase by approximately 3/4ths in 2020 and by approximately half in each of 2021, 2022 and 2023, (b) provide a fixed per pound price for terpene in 2020, (c) reduce the maximum amount of terpene subject to the terpene supply Agreement by approximately 1/3rd, and (d) change the payment terms to net 45 days. In order to make the terms and conditions of the Amendment effective, Flotek Chemistry made a one-time payment of $15.8 million to Florida Chemical Company, LLC, which is included in accrued liabilities at December 31, 2019.

As of December 31, 2019, the Company concluded that the amended long-term supply agreement met the definition of a loss contract. As such, the Company recognized a loss as of December 31, 2019 equal to the price paid for terpene supply agreement amendment which aligns purchase commitments to expected usage for blended products.
Pursuant to the post-closing working capital dispute resolution procedures set forth in the Share Purchase Agreement, the Company and ADM engaged a neutral third party auditor to help reach agreement on the final post-closing working capital adjustment. In February 2020, the third party auditor ruled in favor of awarding ADM for the entire $4.1 million disputed amount resulting in a reduction to the gain on the sale of the business as of December 31, 2019.

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
The Company’s management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019, as required by Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.

The Company’s management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2019, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control – Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective in connection with the preparation of the consolidated financial statements as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number		Exhibit Title
2.1
Share Purchase Agreement, dated as of January 10, 2019, by and between the Company and Archer-Daniels-Midland Company (portions of this exhibit have been omitted pursuant to a confidential treatment request, which has been granted) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 4, 2019).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Second Amended and Restated Bylaws, dated October 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 17, 2017).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2	*	Description of Capital Stock of the Company.
10.1	†
Fifth Amended and Restated Service Agreement, dated as of April 15, 2014, between the Company, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 21, 2014).

10.2	†
Letter Agreement, dated February 13, 2017, among the Company, Protechnics II, Inc. and Chisholm Management, Inc. amending the Fifth Amended and Restated Service Agreement among such parties (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 17, 2017).

10.3	†	Employment Agreement, dated effective March 16, 2018, between the Company and Joshua A. Snively, Sr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 22, 2018).
10.4	†
Form of Restricted Stock Agreement, dated March 16, 2018, between the Company and Joshua A. Snively, Sr. and Matthew B. Marietta (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 22, 2018).

10.5	†	2018 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on March 30, 2018).
10.6	†
Employment Agreement, dated effective December 20, 2018, between the Company and Elizabeth T. Wilkinson (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2018).

10.7	†
Form of Restricted Stock Agreement, dated December 27, 2018, between the Company and Elizabeth T. Wilkinson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2018).

10.8	†	2019 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement on Schedule 14A filed on April 24, 2019).
10.9	†	Amendment to 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to the Company’s definitive proxy statement on Schedule 14A filed on April 24, 2019).
10.10	†	Amendment to 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit C to the Company’s definitive proxy statement on Schedule 14A filed on April 24, 2019).
10.11	***
Supply Agreement (Terpene), dated as of February 28, 2019, by and among the Company, Florida Chemical Company, LLC and Archer-Daniels-Midland Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2019).

10.12	***
Supply Agreement (Citrus Burst), dated as of February 28, 2019, by and between Florida Chemical Company, LLC and Flotek Chemistry, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2019).

10.13
Cooperation Agreement, dated as of March 19, 2019, by and among the Company and BLR Partners LP and its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2019).

10.14	†	Employment Agreement, dated effective as of April 1, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019).
10.15	†
First Amended and Restated Employment Agreement, dated effective as of April 1, 2019, by and between the Company and Elizabeth T. Wilkinson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2019).

10.16	†
Termination and Release Agreement, dated as of May 20, 2019, by and among the Company, John W. Chisholm, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2019).

Exhibit Number		Exhibit Title
10.17	†
Stand-Alone Cash-Settled Restricted Stock Unit Agreement, dated as of May 20, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2019).

10.18	†
Restricted Stock Agreement, dated as of May 24, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2019).

10.19	†	Form of Restricted Stock Agreement pursuant to the Company’s 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2019).
10.20	†
Form of Restricted Stock Agreement pursuant to the Company’s 2019 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2019).

10.21	†
Amendment No. 1 to Employment Agreement, dated October 18, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 24, 2019).

10.22	†	Guaranty, dated May 8, 2019, by John W. Chisholm in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 24, 2019).
10.23	†
Employment Agreement, dated effective as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2019).

10.24	†
Stand-Alone Restricted Stock Unit Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2019).

10.25	†
Stand-Alone Time-Based Stock Option Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 27, 2019).

10.26	†
Stand-Alone Performance-Based Stock Option Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 27, 2019).

21.1	*	List of Subsidiaries.
23.1	*	Consent of Moss Adams, LLP.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Schema Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Label Linkbase Document.
101.PRE	*	XBRL Presentation Linkbase Document.
101.DEF	*	XBRL Definition Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*		Filed with this Form 10-K.
**		Furnished with this Form 10-K, not filed.
***		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.
†		Management contracts or compensatory plans or agreements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ John W. Gibson Jr.
John W. Gibson Jr.
President, Chief Executive Officer and Chairman of the Board
Date: March 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. GIBSON JR.	President, Chief Executive Officer and Chairman of the Board	March 5, 2020
John W. Gibson Jr.	(Principal Executive Officer)
/s/ ELIZABETH T. WILKINSON	Chief Financial Officer	March 5, 2020
Elizabeth T. Wilkinson	(Principal Financial Officer and Principal Accounting Officer)
/s/ MICHELLE M. ADAMS	Director	March 5, 2020
Michelle M. Adams
/s/ TED D. BROWN	Director	March 5, 2020
Ted D. Brown
/s/ L. MELVIN COOPER	Director	March 5, 2020
L. Melvin Cooper
/s/ PAUL W. HOBBY	Director	March 5, 2020
Paul W. Hobby
/s/ L.V. “BUD” MCGUIRE	Director	March 5, 2020
L.V. “Bud” McGuire
/s/ DAVID NIERENBERG	Director	March 5, 2020
David Nierenberg