Form 10-K/A
period 2019-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2020-03-16
CIK 928054

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Flotek Industries, Inc. (the “Company”) for the year ended December 31, 2019 (the “2019 Form 10-K”) is being filed for the purpose of correcting certain errors in the Exhibit Index under Part IV, Item 15 “Exhibits, Financial Statement Schedules” of the 2019 Form 10-K together with each of the exhibits filed as part of the 2019 Form 10-K, each of which has been amended and restated in its entirety. No revisions are being made to the Company’s financial statements, and this Amendment does not reflect events occurring after the filing of the 2019 Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

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

21.1	*	List of Subsidiaries.
23.1	*	Consent of Moss Adams, LLP.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document.
101.SCH	*	Inline XBRL Schema Document.
101.CAL	*	Inline XBRL Calculation Linkbase Document.
101.LAB	*	Inline XBRL Label Linkbase Document.
101.PRE	*	Inline XBRL Presentation Linkbase Document.
101.DEF	*	Inline XBRL Definition Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*		Filed with this Form 10-K/A.
**		Furnished with this Form 10-K/A, not filed.
***		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.
†		Management contracts or compensatory plans or agreements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ John W. Gibson Jr.
John W. Gibson Jr.
President, Chief Executive Officer and Chairman of the Board
Date: March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. GIBSON JR.	President, Chief Executive Officer and Chairman of the Board	March 13, 2020
John W. Gibson Jr.	(Principal Executive Officer)
/s/ ELIZABETH T. WILKINSON	Chief Financial Officer	March 13, 2020
Elizabeth T. Wilkinson	(Principal Financial Officer and Principal Accounting Officer)
/s/ MICHELLE M. ADAMS	Director	March 13, 2020
Michelle M. Adams
/s/ TED D. BROWN	Director	March 13, 2020
Ted D. Brown
/s/ L. MELVIN COOPER	Director	March 13, 2020
L. Melvin Cooper
/s/ PAUL W. HOBBY	Director	March 13, 2020
Paul W. Hobby
/s/ L.V. “BUD” MCGUIRE	Director	March 13, 2020
L.V. “Bud” McGuire
/s/ DAVID NIERENBERG	Director	March 13, 2020
David Nierenberg