Form 10-K/A
period 2019-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2020-06-11
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM			10-K/A
Amendment No. 2
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
	Commission File Number		1-13270

FLOTEK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			90-0023731
(State of other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

8846 N. Sam Houston Parkway W.	Houston,	TX	77064
(Address of principal executive offices)			(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTK	New York Stock Exchange

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•      whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019 (based on the closing market price on the NYSE Composite Tape on June 28, 2019) was approximately $150,815,000. At March 3, 2020, there were 58,951,784 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No 2”) amends Flotek Industries, Inc.’s (the “Company”)’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2020 (the “Original 2019 Form 10-K”), and amended by the Amendment No. 1 to the Original 2019 Form 10-K, filed with the SEC on March 16, 2020 (the”Original 2019 Form 10-K, as amended”). However, this amendment does not change our consolidated financial statements as set forth in the Original 2019 Form 10-K, as amended.

The purpose of this Amendment No. 2 is to (i) revise the “Report of Independent Registered Public Accounting Firm” of Moss Adams LLP appearing in “Part II, Item 8, Financial Statements and Supplementary Data” regarding the effectiveness of our internal control over financial reporting and (ii) revise the disclosure in Part II, Item 9A, Controls and Procedures, to reflect management’s conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective at December 31, 2019 due to certain material weaknesses in our internal control over financial reporting identified subsequent to the filing of our Original 2019 Form 10-K, as amended. Notwithstanding the material weaknesses mentioned above, we believe that our consolidated financial statements as set forth in the Original 2019 Form 10-K, as amended, present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein. Part IV, Item 15, “Exhibits and Financial Statement Schedules,” has been amended to include a revised auditor consent and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than the inclusion within this Amendment No. 2 of new certifications by management and a new consent of our independent registered public accounting firm (and related amendment to the exhibit index that is incorporated by reference into Part IV, Item 15 of the Original 2019 Form 10-K, as amended, to reflect the addition of such certifications and consent and related changes to the footnotes to that exhibit index), this Amendment No. 2 speaks only as of the date of the Original 2019 Form 10-K and does not modify or update any other disclosures contained in our Original 2019 Form 10-K, as amended. This Amendment No. 2 should be read in conjunction with the Original 2019 Form 10-K, as amended, and reports filed with the SEC subsequent to the Original 2019 Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent the Company’s current assumptions and beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside the Company’s control. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report. The forward looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words such as “anticipate,” “believe,” “estimate,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

PART II
Item 8.  Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Flotek Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flotek Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic No. 842.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment in Item 9A:

•	The Company did not design and maintain effective internal controls to detect or prevent errors in the elimination of intercompany profits in inventory.

•	The Company did not design and maintain effective internal controls to ensure that it has the legal right to the intangible assets included in its financial statements.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2019, and our opinion on such consolidated financial statements was not affected.

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

/s/ Moss Adams LLP

Houston, Texas
March 6, 2020, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matters described in Management’s Report on Internal Control over Financial Reporting, as to which the date is June 10, 2020

We served as the Company’s auditor from 2017 to 2020.

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

Item 9A. Controls and Procedures.
Restated Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained. The Company’s disclosure controls and procedures are designed to provide such reasonable assurance.

Subsequent to the filing of its Annual Report on 10-K for the fiscal year ended December 31, 2019, the Company identified two deficiencies in its internal control over financial reporting.  Specifically, the Company’s management determined that the Company did not, as of December 31, 2019, design and maintain effective internal controls over the elimination of intercompany profits in inventory reported between September 1, 2018 and December 31, 2019, or the recording of legal rights to certain intangible assets related to the sale of Florida Chemical Company on February 28, 2019.

The Company does not believe that the control deficiencies resulted in a material misstatement of the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  The Company subsequently adjusted prior periods in 2019 to reflect appropriate revisions, as previously disclosed in the Company’s press release dated May 18, 2020, and its Current Report on Form 8-K furnished on May 19, 2020.

After further review, the Company has determined that the control deficiencies constitute material weaknesses in its internal control over financial reporting as of December 31, 2019. In addition, the Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) of the Exchange Act as of December 31, 2019 and has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses in internal control over financial reporting described above.

The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Form 10-K present fairly, in all material respects, the consolidated financial positions, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.

Restated Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s management, including the principal executive and principal financial officers, assessed the effectiveness of internal control over financial reporting as of December 31, 2019, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control – Integrated Framework. Upon evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective in connection with the preparation of the consolidated financial statements as of December 31, 2019.

Subsequent to the filing of its Annual Report on 10-K for the fiscal year ended December 31, 2019, the Company identified two deficiencies in its internal control over financial reporting.  Specifically, the Company’s management determined that the Company did not, as of December 31, 2019, design and maintain effective internal controls over the elimination of intercompany profits in inventory reported between September 1, 2018 and December 31, 2019, or the recording of legal rights to certain intangible assets related to the sale of Florida Chemical Company on February 28, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Restated Changes in Internal Control over Financial Reporting
Subsequent to the filing of its Annual Report on 10-K for the fiscal year ended December 31, 2019, the Company identified two control deficiencies that constitute material weaknesses related to the elimination of intercompany profits in inventory and recording legal rights to certain intangible assets described above. The Company believes that it has taken appropriate action in its design and implementation of internal controls to remediate the two control deficiencies described above. In addition, the Company will continue to evaluate its internal controls and monitor the effectiveness of the actions taken to remediate the control deficiencies.

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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Second Amended and Restated Bylaws, dated October 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 17, 2017).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Description of Capital Stock of the Company.
10.1	†
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

21.1		List of Subsidiaries.
23.1	*	Consent of Moss Adams, LLP.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document.
101.SCH	*	Inline XBRL Schema Document.
101.CAL	*	Inline XBRL Calculation Linkbase Document.
101.LAB	*	Inline XBRL Label Linkbase Document.
101.PRE	*	Inline XBRL Presentation Linkbase Document.
101.DEF	*	Inline XBRL Definition Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*		Filed with this Form 10-K/A.
**		Furnished with this Form 10-K/A, not filed.
***		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.
†		Management contracts or compensatory plans or agreements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
President, Chief Executive Officer and Chairman of the Board
Date: June 10, 2020