Form 10-Q
period 2020-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2020-06-12
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 10, 2020, there were 70,430,586 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Flotek Industries, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 7, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, was delayed due to difficulties in communication between the Company’s internal personnel and with external advisors during the COVID-19 emergency. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$80,263	$100,575
Restricted cash	664	663
Accounts receivable, net of allowance for doubtful accounts of $1,642 and $1,527 at March 31, 2020 and December 31, 2019, respectively	13,297	15,638
Inventories, net	16,322	23,210
Income taxes receivable	6,635	631
Other current assets	9,005	13,191
Total current assets	126,186	153,908
Property and equipment, net	7,946	39,829
Operating lease right-of-use assets	2,473	16,388
Deferred tax assets, net	169	152
Other intangible assets, net	—	20,323
TOTAL ASSETS	$136,774	$230,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,556	$16,231
Accrued liabilities	8,320	24,552
Income taxes payable	72	—
Current portion of operating lease liabilities	1,167	486
Current portion of finance lease liabilities	56	55
Total current liabilities	18,171	41,324
Long-term operating lease liabilities	9,754	16,973
Long-term finance lease liabilities	144	158
Deferred tax liabilities, net	—	116
Total liabilities	28,069	58,571
Commitments and contingencies “See Note 16”
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 80,000,000 shares authorized; 64,338,087 shares issued and 59,942,270 shares outstanding at March 31, 2020; 63,656,897 shares issued and 59,511,416 shares outstanding at December 31, 2019	6	6
Additional paid-in capital	348,375	347,564
Accumulated other comprehensive loss	(1,089)	(966)
Retained earnings (accumulated deficit)	(205,058)	(141,091)
Treasury stock, at cost; 4,395,817 and 4,145,481 shares at March 31, 2020 and December 31, 2019, respectively	(33,529)	(33,484)
Total stockholders’ equity	108,705	172,029
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,774	$230,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenue	$19,416	$43,256
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	22,841	43,968
Corporate general and administrative	4,493	7,281
Depreciation and amortization	2,191	2,260
Research and development	2,555	2,285
(Gain) loss on disposal of long-lived assets	(33)	1,097
Impairment of fixed and long-lived assets	57,454	—
Total costs and expenses	89,501	56,891
Loss from operations	(70,085)	(13,635)
Other (expense) income:
Interest expense	(4)	(1,998)
Other (expense) income, net	(47)	110
Total other expense	(51)	(1,888)
Loss before income taxes	(70,136)	(15,523)
Income tax benefit	6,169	311
Loss from continuing operations	(63,967)	(15,212)
Income from discontinued operations, net of tax	—	46,074
Net (loss) income	$(63,967)	$30,862

Amounts attributable to Flotek shareholders:
Loss from continuing operations	$(63,967)	$(15,212)
Income from discontinued operations, net of tax	—	46,074
Net (loss) income attributable to Flotek	$(63,967)	$30,862

Basic earnings (loss) per common share:
Continuing operations	$(1.07)	$(0.26)
Discontinued operations, net of tax	—	0.79
Basic earnings (loss) per common share	$(1.07)	$0.53

Diluted earnings (loss) per common share:
Continuing operations	$(1.07)	$(0.26)
Discontinued operations, net of tax	—	0.79
Diluted earnings (loss) per common share	$(1.07)	$0.53

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	59,836	58,373
Weighted average common shares used in computing diluted earnings (loss) per common share	59,836	58,373

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended March 31,
	2020	2019
Loss from continuing operations	$(63,967)	$(15,212)
Income from discontinued operations, net of tax	—	46,074
Net (loss) income	(63,967)	30,862
Other comprehensive (loss) income:
Foreign currency translation adjustment	(123)	94
Comprehensive (loss) income	$(64,090)	$30,956

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income attributable to Flotek Industries, Inc. (Flotek)	$(63,967)	$30,862
Less: Income from discontinued operations, net of tax	—	46,074
Loss from continuing operations	(63,967)	(15,212)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,191	2,260
Amortization of deferred financing costs	—	1,428
Provision for doubtful accounts	597	366
Provision for excess and obsolete inventory	529	—
Impairment of right-of-use assets	7,434	—
Impairment of fixed assets	30,178	—
Impairment of intangible assets	19,842	—
Loss on disposal of long-lived assets	(33)	1,097
Non-cash lease expense	184	230
Stock compensation expense	462	456
Deferred income tax provision	(133)	17,860
Reduction in tax benefit related to share-based awards	—	24
Changes in current assets and liabilities:
Accounts receivable, net	1,675	(420)
Inventories, net	4,793	(7,661)
Income taxes receivable	(6,212)	(247)
Other current assets	6,926	(18,199)
Accounts payable	(7,666)	(1,306)
Accrued liabilities	(17,522)	(8,157)
Income taxes payable	226	2,428
Interest payable	—	(8)
Net cash used in operating activities	(20,496)	(25,061)
Cash flows from investing activities:
Capital expenditures	(42)	(461)
Proceeds from sale of business	—	169,722
Proceeds from sale of assets	34	132
Abandoned/(purchase) of patents and other intangible assets	49	(103)
Net cash (used in) provided by investing activities	41	169,290
Cash flows from financing activities:
Borrowings on revolving credit facility	—	42,984
Repayments on revolving credit facility	—	(92,715)
Purchase of treasury stock related to share-based awards	(45)	(131)
Proceeds from sale of common stock	349	—
Payments for finance leases	(51)	—
Net cash provided by (used in) financing activities	253	(49,862)
Discontinued operations:
Net cash used in operating activities	—	(337)
Net cash provided by investing activities	—	337
Net cash flows provided by discontinued operations	—	—
Effect of changes in exchange rates on cash and cash equivalents	(109)	2
Net (decrease) increase in cash and cash equivalents and restricted cash	(20,311)	94,369
Cash and cash equivalents at the beginning of period	100,575	3,044
Restricted cash at the beginning of period	663	—
Cash and cash equivalents and restricted cash at beginning of period	101,238	3,044
Cash and cash equivalents at end of period	80,263	96,753
Restricted cash at the end of period	664	660
Cash and cash equivalents and restricted cash at the end of period	$80,927	$97,413

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2019	63,657	$6	4,145	$(33,484)	$347,564	$(966)	$(141,091)	$172,029
Net loss	—	—	—	—	—	—	(63,967)	(63,967)
Foreign currency translation adjustment	—	—	—	—	—	(123)	—	(123)
Stock issued under employee stock purchase plan	—	—	(13)	—	11	—	—	11
Restricted stock granted	681	—	—	—	338	—	—	338
Restricted stock forfeited	—	—	241	—	—	—	—	—
Treasury stock purchased	—	—	22	(45)	—	—	—	(45)
Stock compensation expense	—	—	—	—	462	—	—	462
Balance, March 31, 2020	64,338	$6	4,395	$(33,529)	$348,375	$(1,089)	$(205,058)	$108,705

	Three months ended March 31, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$(1,116)	$(107,176)	$202,013
Net income	—	—	—	—	—	—	30,862	30,862
Foreign currency translation adjustment	—	—	—	—	—	94	—	94
Restricted stock granted	36	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	34	—	—	—	—	—
Treasury stock purchased	—	—	41	(131)	—	—	—	(131)
Stock compensation expense	—	—	—	—	468	—	—	468
Balance, March 31, 2019	62,199	$6	3,845	$(33,368)	$344,004	$(1,022)	$(76,314)	$233,306

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
The Company’s Energy Chemistry Technology business designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. In the segment reported as discontinued operations at December 31, 2018, the Company processed citrus oil to produce (1) high value compounds used as additives by companies in the flavors and fragrances markets and (2) environmentally friendly chemistries for use in numerous industries around the world, including the oil and gas industry.
Flotek operates in over seven domestic and international markets. Customers include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies.
Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements and accompanying footnotes (collectively the “Financial Statements”) reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report”).
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

Potential Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic, which continues to spread throughout the United States and around the world. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. In addition, global oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC”), have experienced disagreements relating to oil production which has led to downward pressure on commodity prices.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects and the volatility in oil prices have materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas, as well as for the Company’s services and products. The decline in the Company’s customers’ demand for the Company’s services and products is likely to have a material adverse impact on the Company’s financial condition, results of operations and cash flows in fiscal year 2020 and beyond. The Company anticipates a significant decrease in revenue and, as a result, has recorded an impairment to property, plant and equipment, intangible assets, and operating right-of-use assets. In addition, the Company adopted social distancing and work-from-home procedures, which have had and may continue to have an impact on the ability of employees

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and management of the Company to communicate and work efficiently.

In response to COVID-19 and volatile energy market conditions, the Company has taken numerous actions to improve its financial flexibility which include, but are not limited to the following:

•	Reduced Chief Executive Officer’s salary by 20% and other executive officers by 10% in exchange for restricted stock,

•	Reduced Board of Directors compensation by 20%,

•	Reduced workforce by 35%,

•
Finalized plan to consolidate office space to occur in the second quarter 2020, relocating the Houston corporate headquarters personnel to the Company’s Houston Global Resource and Innovation facility, and

•	Decreased discretionary spending across all business operations.

While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. These effects may include further adverse revenue and net income effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.
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
New Accounting Requirements and Disclosures
Effective January 1, 2020, the Company adopted ASU No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes, modifies, and adds additional requirements for disclosures related to fair value measurement in ASC 820. The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
New Accounting Standards to be Adopted
The Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard removes specific exceptions to the general principles in Topic 740. The pronouncement is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for public companies for periods in which financial statements have not yet been issued. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
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
Disposal of the CICT reporting segment represented a strategic shift that may have a major effect on the Company’s operations and financial results.
On January 10, 2019, the Company entered into a Share Purchase Agreement with Archer-Daniels-Midland Company (“ADM”) for the sale of all of the shares representing membership interests in its wholly owned subsidiary, Florida Chemical Company, LLC (“FCC”), which represented the CICT segment.
Effective February 28, 2019, the Company completed the sale of the CICT segment to ADM for $175.0 million in cash consideration, with $4.4 million temporarily held in escrow by ADM for post-closing working capital adjustments for up to 90 days and $13.1 million temporarily held in escrow to satisfy potential indemnification claims by ADM with anticipated releases at 6 months, 12 months, and 15 months. Pursuant to the terms of the Share Purchase Agreement, Flotek Chemistry, LLC (“Flotek Chemistry”), a wholly owned subsidiary of the Company, entered into a supply agreement with FCC who will supply terpene at specified prices for specified quantities. The agreement will expire on December 31, 2023.

As of December 31, 2019, the Company concluded that the original long-term supply agreement met the definition of a loss contract. As such, the Company recognized a loss as of December 31, 2019, capped by the price paid for the terpene supply agreement amendment, executed in February 2020, which aligned purchase commitments to expected usage for blended products as of December 31, 2019.
Pursuant to the post-closing working capital dispute resolution procedures set forth in the Share Purchase Agreement, the Company and ADM engaged a neutral third party auditor to help reach agreement on the final post-closing working capital adjustment. In February 2020, the third party auditor ruled in favor of awarding ADM the entire disputed amount. As a result, the working capital adjustment escrow balance was released to ADM and a corresponding reduction was made to the gain on sale of business as of December 31, 2019.

On February 26, 2020, Flotek Chemistry, entered into an amendment to the terpene supply agreement between Flotek Chemistry and FCC. Pursuant to the terms and conditions of the amendment, the terpene supply agreement is amended to, among other things, (a) reduce the minimum quantity of terpene that Flotek Chemistry is required to purchase by approximately 3/4ths in 2020 and by approximately half in each of 2021, 2022 and 2023, (b) provide a fixed per pound price for terpene in 2020, (c) reduce the maximum amount of terpene subject to the terpene supply agreement by approximately 1/3rd, and (d) change the payment terms to net 45 days. In order to make the terms and conditions of the amendment to the terpene supply agreement effective, Flotek Chemistry made a one-time payment in February 2020 of $15.8 million to ADM. The expense associated with the terpene supply agreement amendment payment was recorded as a loss on contract purchase commitments, reported in operating expenses in continuing operations in December 2019.

As of March 31, 2020, the Company recognized an additional loss of $0.8 million associated with the amended terpene supply agreement due to adjustments in the Company’s expected usage of terpene in blended products in 2020.
During the first quarter 2020, as scheduled, $3.3 million of the indemnity escrow was released to the Company.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Consumer and Industrial Chemistry Technologies
Revenue	$—	$11,031
Operating expenses	—	(11,447)
Depreciation and amortization	—	—
Research and development	—	(69)
(Loss) income from operations	—	(485)
Other income	—	35
Gain on sale of business	—	66,791
Income before income taxes	—	66,341
Income tax expense	—	(20,267)
Net income from discontinued operations	$—	$46,074

Note 4 — Leases
Effective January 1, 2019, the Company adopted ASC 842 using the prospective method applied to those leases which were not completed as of December 31, 2018. The Company has leases for corporate offices, research and development facilities, warehouses, sales offices and equipment. The leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 10 years.
Upon adoption, the Company recorded operating lease right of use (“ROU”) assets and corresponding operating lease liabilities, net of deferred rent, of approximately $18.4 million, representing the present value of future lease payments under operating leases with terms of greater than twelve months. Leases with an initial expected term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the expected lease term.
During the first quarter 2020, the Company made the decision to cease use of the corporate headquarter leased offices and move corporate employees to the Houston Global Research and Innovation Center (“GRIC”) during second quarter of 2020. In addition, the lease term liability for the corporate headquarters and GRIC locations and corresponding ROU assets were remeasured to remove extensions that would no longer be utilized and it was determined the Company was no longer reasonably certain to utilize the extension at the GRIC location . The remeasurement resulted in adjustments to lease liabilities and ROU assets totaling of $6.2 million each as of March 31, 2020. In addition, during the three months ended March 31, 2020, the Company recorded an impairment of the ROU assets totaling $7.4 million. See Note 9 - Impairment of Fixed and Long-lived Assets for further discussion of the impairment charge booked in the first quarter 2020.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended March 31,
	2020	2019
Operating lease expense	$570	$653
Short-term lease expense	32	43
Interest on lease liabilities	4	—
Total lease expense	$606	$696

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$584	$582
Operating cash flows from finance leases	3	—
Financing cash flows from finance leases	(51)	—

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$1,393	$54
2021	1,957	71
2022	1,912	47
2023	1,488	38
2024	1,338	23
Thereafter	8,153	—
Total lease payments	$16,241	$233
Less: Interest	(5,320)	(33)
Present value of lease liabilities	$10,921	$200

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$2,473	$16,388

Current portion of operating lease liabilities	$1,167	$486
Long-term operating lease liabilities	9,754	16,973
Total operating lease liabilities	$10,921	$17,459

Finance Leases
Property and equipment	$293	$293
Accumulated depreciation	(38)	(28)
Property and equipment, net	$255	$265

Current portion of finance lease liabilities	$56	$55
Long-term finance lease liabilities	144	158
Total finance lease liabilities	$200	$213

Weighted Average Remaining Lease Term
Operating leases	9.2 years	16.6 years
Finance leases	4.3 years	4.6 years

Weighted Average Discount Rate
Operating leases	8.9%	8.9%
Finance leases	8.5%	9.0%

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
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 95% of total revenue for the three months ended March 31, 2020 and 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company differentiates revenue and operating expenses (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and operating expenses (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended March 31,
	2020	2019
Revenue:
Products	$18,800	$42,072
Services	616	1,184
	$19,416	$43,256
Operating expenses (excluding depreciation and amortization):
Products	$22,534	$43,447
Services	307	521
	$22,841	$43,968

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
Note 6 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2020	2019
Supplemental cash payment information:
Interest paid	$4	$578
Income taxes paid, net of refunds	(32)	22

Note 7 — Inventories
Inventories are as follows (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$3,983	$4,339
Finished goods	17,287	24,569
Inventories	21,270	28,908
Less reserve for excess and obsolete inventory	(4,948)	(5,698)
Inventories, net	$16,322	$23,210

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on an assessment of market values. Write-downs of inventory are charged to cost of goods sold. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated market value if those amounts are determined to be less than cost.
Note 8 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2020	December 31, 2019
Land	$3,261	$4,440
Buildings and leasehold improvements	6,045	38,741
Machinery and equipment	6,848	27,694
Fixed assets in progress	21	—
Furniture and fixtures	1,359	1,671
Transportation equipment	1,292	1,440
Computer equipment and software	1,464	3,348
Property and equipment	20,290	77,334
Less accumulated depreciation	(12,344)	(37,505)
Property and equipment, net	$7,946	$39,829

Depreciation expense totaled $1.7 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.
During the three months ended March 31, 2020 an impairment was recognized for $30.2 million. No impairment was recognized for the three months December 31, 2019. Refer to Note 9 - Impairment of Fixed and Long-lived Assets within this Quarterly Report.
Note 9 — Impairment of Fixed and Long-lived Assets

During the first quarter 2020, the price of crude oil declined by over 50%, trading below $25 per barrel, causing a significant disruption across the industry, which began to negatively impact the Company’s results of operations. These declines of results of operations were driven by an oversupply of oil, insufficient storage, and demand destruction resulting from the reaction to COVID-19. Based on these factors, the Company concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020.

As of March 31, 2020, the Company had one single reporting unit, ECT (“Asset Group”), which has historically been identified for purposes of long-lived asset impairment assessments. The Company identified the patents and technology as the primary asset within the Asset Group. Management considered the existing formulation/intellectual property portfolio to be the primary cash generating long-lived asset being amortized, given the specialty nature of their use and applications for the oil and gas industry. The formulations are designed to maximize recovery in both new and mature fields. Management believes the formulations are the primary reason for maintaining existing customer relationships, as well as establishing new customers.

The first step in the impairment test is to determine whether the Asset Group is recoverable. Using the income approach, the fair value of the Asset Group was determined based on the present value of future cash flows. The Company utilized internal forecast trends and potential growth rates to estimate future cash flows of the Asset Group. Based on the results of the quantitative assessment, the Company concluded the carrying value of the Asset Group exceeded its fair value as of March 31, 2020 and an impairment loss of $57.5 million was recorded as a result of the adverse effect of the COVID-19 pandemic and the related impact on oil and natural gas prices on projections of future cash flows.

The Company recorded impairment charges during the three months ended March 31, 2020 as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net	$30,178
Operating lease right-of-use assets	7,434

Other Intangibles:
Patents	9,902
Customer Lists	9,165
Intangibles assets in progress	596
Trademarks and brand names	179
Total Other Intangibles	19,842

Total Long-lived Assets	$57,454

Note 10 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Cost (1)	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$—	$—	$17,493	$6,715
Customer lists	—	—	15,367	6,013
Trademarks and brand names	—	—	1,351	1,160
Intangible assets in progress	—	—	—	—
Total finite-lived intangible assets	$—	—	$34,211	13,888

Carrying value:
Other intangible assets, net	$—		$20,323

(1) During the three months ended March 31, 2020, after $0.5 million of amortization expense was recorded, the Company recorded impairment charges to patents of $9.9 million, customer lists of $9.2 million, intangibles in progress of $0.6 million and trademarks and brand names of $0.2 million. See Note 9 - Impairment of Fixed and Long-lived Assets.
Amortization of finite-lived intangible assets acquired totaled $0.5 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2020 and 2019, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.4 million restricted stock units and 3.0 million stock options for the three months ended March 31, 2020 and 0.2 million restricted stock units for the three months ended March 31, 2019.

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of these accounts. The Company had total cash of $80.3 million, which consisted of cash equivalents of $25.1 million in a government money market account and cash deposits of $45.9 million in an interest bearing demand deposit account and $9.3 million in operating cash accounts, at March 31, 2020, and $100.6 million, which consisted of cash equivalents of $48.4 million in a government money market account and cash deposits of $45.7 million in an interest bearing demand deposit and $6.5 million in operating cash accounts, at December 31, 2019.
Liabilities Measured at Fair Value on a Recurring Basis
At March 31, 2020 and December 31, 2019, no liabilities were required to be measured at fair value on a recurring basis. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair measurements during the periods ending March 31, 2020 and December 31, 2019.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended March 31, 2020, the Company recorded an impairment of $57.5 million for impairment on long-lived assets. Management inputs used in fair value measurement were classified as Level 3.
Note 13 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.1)	0.5
Non-U.S. income taxed at different rates	0.1	1.3
Reduction in tax benefit related to stock-based awards	(0.2)	(2.3)
Non-deductible expenses	(0.1)	(0.6)
Research and development credit (expense)	0.1	0.8
Increase in valuation allowance	(15.0)	(18.5)
Effect of tax rate differences of NOL carryback	3.0	—
Other	—	(0.2)
Effective income tax rate	8.8%	2.0%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act provided the ability for taxpayers to carryback a net operating loss (“NOL”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 to each of the five years preceding the year of the loss. Based on the Company’s analysis of the extended NOL carryback provision, it recorded a tax receivable of $6.1 million and filed Form 1139 for a tentative refund of the same amount in April 2020. The refund reflects $4.0 million related to the carrying back of 2018 NOLs to 2013 and $2.1 million in tax benefit relating to the difference in the current U.S. federal tax rate of 21% and the tax rate of 35% applicable in 2013.
Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in the valuation allowance, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates, except for the NOL carryback claim discussed above.
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, the Company considers all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income.
As of December 31, 2019, the Company determined that it was more likely than not that it would not realize the benefits of certain deferred tax assets and, therefore, it recorded a $19.9 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to certain state jurisdictions. As a result of the NOL carryback allowed by the CARES Act, the Company released a valuation allowance of $4.0 million related to its deferred tax assets attributable to its U.S. federal NOLs. The Company continues to have a full valuation allowance against net deferred tax liabilities as it is not more-likely-than-not they will be utilized.
Note 14 — Common Stock
As of March 31, 2020, the Company’s Amended and Restated Certificate of Incorporation, as amended on November 9, 2009, authorized the Company to issue up to 80 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share. On May 5, 2020, shareholders approved an increase in the number of authorized shares by 60.0 million to 140.0 million.
A reconciliation of changes in common shares issued during the three months ended March 31, 2020 is as follows:

Shares issued at December 31, 2019	63,656,897
Issued as restricted stock award grants	681,190
Shares issued at March 31, 2020	64,338,087

Stock Repurchase Program
In June 2015, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. Repurchases may be made in the open market or through privately negotiated transactions. Through March 31, 2020, the Company had repurchased $0.3 million of its common stock under this authorization in June 2015. During the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares of its outstanding common stock under this authorization.
At March 31, 2020, the Company has $49.7 million remaining repurchase capacity under its share repurchase program.
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
Energy Chemistry Technologies business designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Activities in this segment

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

also include construction and management of automated material handling facilities as well as management of loading facilities and blending operations for oilfield services companies.
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
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended March 31,	Energy Chemistry Technologies	Corporate and Other	Total
2020
Net revenue from external customers	$19,416	$—	$19,416
Loss from operations, including impairment	(70,269)	184	(70,085)
Depreciation and amortization	1,809	382	2,191
Capital expenditures	42	—	42

2019
Net revenue from external customers	$43,256	$—	$43,256
Loss from operations	(4,703)	(8,932)	(13,635)
Depreciation and amortization	1,785	475	2,260
Capital expenditures	461	—	461

Assets of the Company by reportable segments are as follows (in thousands):

	March 31, 2020	December 31, 2019
Energy Chemistry Technologies	$45,883	$116,110
Corporate and Other	90,891	114,490
Total assets	136,774	230,600

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2020	2019
U.S.	$15,775	$38,875
Other countries	3,641	4,381
Total	$19,416	$43,256

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended March 31,
	2020	2019
Customer A	39.9%	*
Customer B	17.9%	19.0%
Customer C	*	12.6%

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Related Party Transaction
In January 2017, the Internal Revenue Service (“IRS”) notified the Company that it was examining the Company’s federal tax returns for the year ended December 31, 2014. As a result of this examination, the IRS informed the Company on May 1, 2019 that certain employment taxes related to the compensation of our former CEO, Mr. Chisholm, were not properly withheld in 2014 and proposed an adjustment. Mr. Chisholm’s affiliated companies through which he provided his services have agreed to indemnify the Company for any such taxes, and Mr. Chisholm has executed a personal guaranty in favor of the Company, supporting this indemnification.
At June 30, 2019, the Company recorded a liability of $2.4 million related to the estimated employment tax under-withholding for the years 2014 through 2018. By September 30, 2019, the liability totaled $1.8 million, after the Company paid $0.6 million to the IRS for these taxes and made an additional accrual covering the estimated under-withholding tax liability through 2019. In addition, at September 30, 2019 the Company recorded a receivable from the affiliated companies totaling $2.4 million. In October 2019, an amendment to the employment agreement was executed, giving the Company the contractual right of offset for any amounts owed to the Company against, and giving the Company the right to withhold payments equal to amounts reasonably estimated to potentially become due to the Company by the affiliated companies from any amounts owed under the employment agreement. During the three months ended March 31, 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of March 31, 2020, the receivable from Mr. Chisholm was $2.3 million, which is equal to the payable to the IRS and was netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.
On January 5, 2020, Mr. Chisholm ceased to be an employee of the Company.
Note 18 — Revision of Prior Financial Statements

During the review of the Consolidated Balance Sheet during the three months ended March 31, 2020, management noted two separate errors that impact prior periods as follows:

•
Trademarks and brand names with a carrying value of $2.8 million that were transferred in the sale of Florida Chemical to ADM on February 28, 2019 were not removed from the Consolidated Balance Sheet at the time of the sale.

•	Gross profit in intercompany inventory was not properly relieved and recorded as a reduction in cost of sales when the related inventory was sold to third parties.

The revisions discussed above impacted the financial statements as follows (in thousands):

	As of March 31, 2019
	As previously reported	Revisions	As revised
Inventories, net	$34,358	$1,019	$35,377
Other intangible assets, net	24,978	(2,760)	22,218
Total Assets	282,792	(1,741)	281,051
Total Liabilities and Stockholders' Equity	282,792	(1,741)	281,051

	For the three months ended March 31, 2019
	As previously reported	Revisions	As revised
Operating expenses	$44,599	$(631)	$43,968
Income tax benefit	774	(463)	311
Loss from continuing operations	(15,380)	168	(15,212)
Income from discontinued operations, net of tax	48,372	(2,298)	46,074
Net income	32,992	(2,130)	30,862

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2019
	As previously reported	Revisions	As revised
Inventories, net	$26,442	$1,204	$27,646
Other intangible assets, net	24,290	(2,760)	21,530
Total Assets	263,816	(1,556)	262,260
Total Liabilities and Stockholders' Equity	263,816	(1,556)	262,260

	For the three months ended June 30, 2019			For the six months ended June 30, 2019
	As previously reported	Revisions	As revised	As previously reported	Revisions	As revised
Operating expenses	$38,306	$(185)	$38,121	$82,905	$(816)	$82,089
Income tax benefit	192	—	192	966	(463)	503
Loss from continuing operations	(12,990)	185	(12,805)	(28,370)	353	(28,017)
(Loss) income from discontinued operations, net of tax	(1,608)	—	(1,608)	46,764	(2,298)	44,466
Net (loss) income	(14,598)	185	(14,413)	18,394	(1,945)	16,449

	As of September 30, 2019
	As previously reported	Revisions	As revised
Inventories, net	$24,333	$1,271	$25,604
Other intangible assets, net	23,578	(2,760)	20,818
Total Assets	249,357	(1,489)	247,868
Total Liabilities and Stockholders' Equity	249,357	(1,489)	247,868

	For the three months ended September 30, 2019			For the nine months ended September 30, 2019
	As previously reported	Revisions	As revised	As previously reported	Revisions	As revised
Operating expenses	$23,689	$(67)	$23,622	$106,594	$(883)	$105,711
Income tax benefit	191	—	191	1,157	(463)	694
Loss from continuing operations	(11,227)	67	(11,160)	(39,597)	420	(39,177)
Income from discontinued operations, net of tax	117	—	117	46,881	(2,298)	44,583
Net (loss) income	(11,110)	67	(11,043)	7,284	(1,878)	5,406

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2019
	As previously reported	Revisions	As revised
Inventories, net	$21,697	$1,513	$23,210
Other intangible assets, net	23,083	(2,760)	20,323
Total Assets	231,847	(1,247)	230,600
Total Liabilities and Stockholders' Equity	231,847	(1,247)	230,600

	For the three months ended December 31, 2019			For the year ended December 31, 2019
	As previously reported	Revisions	As revised	As previously reported	Revisions	As revised
Operating expenses	$42,631	$(242)	$42,389	$149,225	$(1,125)	$148,100
Income tax (expense) benefit	(956)	—	(956)	201	(463)	(262)
Loss from continuing operations	(37,138)	242	(36,896)	(76,735)	662	(76,073)
(Loss) income from discontinued operations, net of tax	(2,425)	—	(2,425)	44,456	(2,298)	42,158
Net loss	(39,563)	242	(39,321)	(32,279)	(1,636)	(33,915)

Management evaluated the impact on previously issued financial statements and concluded the impact was not material.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events

In April 2020, the Company was notified by the New York Exchange (“NYSE”) that the average closing stock price had fallen below the minimum average closing price required to maintain listing on the NYSE. The Company initially had until October 2020 to regain compliance with the minimum share price requirement, but due to recent market turmoil, the NYSE has filed a rule change related to the compliance periods for price-based listing requirements through June 30, 2020, which extended the Company’s compliance period to December 2020.

In April 2020, the Company filed a Form 1139 for a tentative tax refund of $6.1 million pursuant to the CARES Act that extended NOL carryback provisions and recorded an income tax receivable of the same amount at March 31, 2020.

In April 2020, the Company received a $4.8 million loan under the Paycheck Protection Program (“PPP”) which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The loan has a fixed interest rate of 1%, matures in two years and payments are deferred for six months.

A portion of the loan is eligible for forgiveness by the SBA depending upon the extent of proceeds used for payroll costs and other designated expenses incurred for up to 24 weeks following loan origination, subject to adjustments for headcount reductions and compensation limits and provided that at least 60% of the eligible costs incurred are used for payroll. Receipt of these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations of the Company. This certification further requires the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business.

At the annual shareholders’ meeting held on May 5, 2020, the shareholders approved an increase in the number of authorized shares by 60.0 million to 140.0 million. The additional authorized shares of common stock will be available for corporate purposes, including acquisitions of other companies, products, technologies or businesses.

On May 18, 2020, the Company announced the acquisition of 100% of the equity interests in JP3 Measurement, LLC (“JP3”), a privately held leading data and analytics technology company, in exchange for cash-and-stock valued at approximately $34.4 million and the assumption of $1.3 million of debt. JP3’s innovative, real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics to radically increase processing efficiencies and valuation of natural gas, crude oil and refined fuels. The transaction positions Flotek for accelerated growth and diversifies the Company’s business across all segments of the hydrocarbon value chain, while enhancing existing chemistry applications and broadening its customer reach across the midstream and downstream sectors.

In May 2020, the Company finalized a contract to terminate the lease of its Houston corporate headquarters office in exchange for a one-time payment of $1.0 million.

On June 9, 2020, the board of directors of the Company rescinded the authorization to repurchase the Company’s stock that had been previously approved in June 2015.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
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
Executive Summary
Flotek is an international energy chemistry technology-driven company that develops and supplies chemistries and services to the oil and gas industry. Through February 28, 2019, the date the segment was sold, Flotek also provided high value compounds to companies that make food and beverages, cleaning products, cosmetics, and other products that are sold in consumer and industrial markets. Flotek operates in over seven domestic and international markets.
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
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:

•	Demand for energy,

•	Availability of transportation and storage for oil and gas,

•	Historical, current, and anticipated future oil and gas prices,

•	Federal, state, and local governmental actions that may encourage or discourage drilling activity, including any shut-downs or lock-downs of economic activities in response to the COVID-19 pandemic,

•	Customers’ strategies relative to capital funds allocations,

•	Weather conditions, and

•	Technological changes to drilling and completion methods and economics.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of:

•	Chemistries that improve the economics of their oil and gas operations, and

•	Chemistries that are economically viable, socially responsible, and ecologically sound.
Market prices for commodities, including citrus oils, which are a major raw material used by the Company in its operations, can be influenced by:

•	Historical, current, and anticipated future production levels of the global citrus (primarily orange) crops,

•	Weather related risks,

•	Health and condition of citrus trees (e.g., disease and pests),

•	International competition and pricing pressures resulting from natural and artificial pricing influences, and

•	market demand for orange juice.
Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:

•	Oil and gas drilling and completion operations,

•	Oil and gas production operations, and

•	Non-oil and gas industrial solvents.

Company Outlook
In late Q1 2020, the oil and gas market experienced unprecedented disruption - the oil price crash, compounded by reduced global energy demand due to the reaction by governments to COVID-19, triggered North American oil and gas operators to dramatically cut spending and operations, which is expected to continue indefinitely. By early May 2020, operators had announced budget reductions of more than 40%, or $42 billion year-over-year, according to RS Energy Group.
Anticipating ongoing volatility, Flotek implemented changes to further reduce its cost structure to meet anticipated market activity levels and reduce the Company’s break-even levels: (1) Effective on April 1, 2020, each of the executive officers of Flotek reduced his or her base salary in exchange for restricted stock in the Company. John W. Gibson, Jr. reduced his salary by 20%, and all other executive officers agreed to a reduction of 10%, through December 31, 2020. (2) Also effective April 1, 2020 and extending through December 31, 2020, the Board approved a 20% reduction to the fees to be paid to the directors of the Company. (3) On March 30, 2020, the Company executed a reduction in headcount totaling 35% of its workforce. (4)The Company put in motion a plan to rationalize office by consolidating the Company’s footprint without impacting market presence (5) The Company focused on reducing the Company’s legal expenses by bringing more legal work in-house and only using outside advisors when necessary and cost-effective.
Additionally, in February 2020, the Company amended its terpene supply agreement with Florida Chemical Company (“FCC”) to better manage the Company’s inventory and costs. In exchange for a one-time payment of $15.8 million to FCC, the Company substantially reduced its terpene volumes it was required to purchase through 2023, and secured an all-in fixed price-per-pound for terpene in 2020 that is 45% below the price of the original agreement. These changes effectively reduced the Company’s commitment to purchase less than 50% of the original contract based on current market pricing, which should substantially offset the one-time payment, while positioning the Company to be more competitive in the market and opening opportunities to pursue new channels to market.
Within this environment, the Company focused to align its efforts to support customers’ ongoing needs to create greater return on capital invested through chemistry solutions, including supporting ongoing domestic completions activities and enhanced oil recovery programs. Further, the Company leveraged its international footprint to focus on Middle East activity to include unconventional, EOR and conventional programs. In addition, as the domestic market shifted to shutting in activity, the Company expanded its product and services to offer competitively priced chemistry solutions that enable near wellbore protection and mitigate damage mechanisms and other risk factors during well shut-ins to preserve well integrity.
Simultaneously, the Company has proactively sought opportunities to strategically diversify its business and accelerate its growth strategy through deployment of its capital. Key tenets of capital deployment included focusing on digital transformation of chemistry and product lines with a greater opportunity to secure annually recurring revenue, among other factors.
On May 18, 2020, the Company announced the purchase of JP3, an equipment and data company that automates real-time data and analytics to the energy industry to maximize the value of their hydrocarbons. With a proven platform and customer validation contributing to a CAGR of 58% over the last four years, JP3 is positioned for high growth in future years through its Data as a Service (DaaS) offerings. As a new division of Flotek, JP3 will focus on accelerating adoption of its annually recurring revenue streams both domestically and internationally.
Capital expenditures for continuing operations totaled $0.0 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The Company expects capital expenditures for its ECT business to total approximately $2.0 to $3.0 million for 2020. Capital spending related to JP3 is under evaluation, but not anticipated to exceed a range of $1.0 million to $2.0 million.
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

Results of Continuing Operations (in thousands):

	Three months ended March 31,
	2020	2019
Revenue	$19,416	$43,256
Operating expenses (excluding depreciation and amortization)	22,841	43,968
Operating expenses %	117.6%	101.6%
Corporate general and administrative	4,493	7,281
Corporate general and administrative %	23.1%	16.8%
Depreciation and amortization	2,191	2,260
Research and development costs	2,555	2,285
(Gain) loss on disposal of long-lived assets	(33)	1,097
Impairment of fixed assets and long-lived assets	57,454	—
Loss from operations	(70,085)	(13,635)
Operating margin %	(361.0)%	(31.5)%
Interest and other income (expense), net	(51)	(1,888)
Loss before income taxes	(70,136)	(15,523)
Income tax benefit	6,169	311
Loss from continuing operations	(63,967)	(15,212)
Income from discontinued operations, net of tax	—	46,074
Net (loss) income	$(63,967)	$30,862
Net (loss) income %	(329.5)%	(35.2)%

Consolidated Results of Operations: Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019
Consolidated revenue for the three months ended March 31, 2020, decreased $23.8 million, or 55.1%, versus the same period of 2019. The decrease in revenue was largely a result of the continued volatile macro-environment for U.S. onshore drilling and completion activity, impacted by political and economic events in foreign markets. In addition, concerns related to the COVID-19 virus impacted productivity and customers demand for products.
Consolidated operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2020, decreased $21.1 million, or 48.1%, compared to the same period of 2019, and, as a percentage of revenue, increased to 117.6%, for the three months ended March 31, 2020, and 101.6% in the same period of 2019. The decrease in operating expenses is primarily due to the lower cost of sales as a result of reduced revenues and lower freight, personnel, and travel and entertainment expenses.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $2.8 million, or 38.3%, for the three months ended March 31, 2020, versus the same period of 2019. As a percentage of revenue, CG&A increased 6.3% for the three months ended March 31, 2020. The decrease in CG&A costs were primarily due to lower personnel costs, lower software licensing fees, lower stock based compensation and lower professional fees.
Depreciation and amortization expense decreased $0.1 million, or 3.1%, for the three months ended March 31, 2020, versus the same period of 2019.
Research and development costs increased $0.3 million, or 11.8%, for the three months ended March 31, 2020, compared to the same period of 2019 primarily due to severance costs.
Loss on disposal of long-lived assets decreased $1.1 million for the three months ended March 31, 2020, compared to the same period of 2019, primarily due to the disposal of certain corporate software in the first quarter of 2019.

Impairment of fixed asset and long-lived assets was $57.5 million due to a write-down of fixed assets, operating right-of-use (“ROU”) assets and intangible assets to estimated fair market value.
Income (loss) from operations decreased by $56.5 million and for the three months ended March 31, 2020 versus the same period in 2019. The change in loss is primarily the result of the impairment charges and lower margins due to sales volumes and lower plant utilization, partially offset by lower personnel costs.
Interest and other expense decreased $1.8 million for the three months ended March 31, 2020, versus the same period of 2019, primarily due to the termination of the Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank in the first quarter 2019.
The Company recorded an income tax benefit of $6.2 million, primarily as a result of the extended net operating loss carryback provisions included in the CARES Act, yielding an effective tax benefit rate and 8.8%, for the three months ended March 31, 2020, compared to an income tax benefit of $0.3 million, yielding an effective tax benefit rate 2.0%, for the comparable period in 2019.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2020, the Company was not involved in any unconsolidated SPEs.
The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors other than the long term terpene agreement discussed in Note 3 in Part I, Item I - Financial Statements of this Quarterly Report.
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting policies and estimates during the three months ended March 31, 2020. However, during the three months ended March 31, 2020, the Company evaluated and recorded remeasurement and impairment charges on right of use assets and fixed assets, respectively.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements arise from the Company’s need to acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first three months of 2020, the Company funded capital requirements primarily with cash from operations and cash on hand, including proceeds from the sale of the CICT segment, received on March 1, 2019.

Historically, the Company’s primary source of debt financing was its $75 million Credit Facility with PNC Bank. Upon closing of the sale of the CICT segment, on March 1, 2019, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility, and subsequently terminated the Credit Facility.
The Company believes it has adequate liquidity to fund its ongoing operations and capital expenditures. As of March 31, 2020, the Company had available cash and cash equivalents of $80.3 million. For the remainder of 2020, the Company expects capital spending of approximately $2.0 million to $3.0 million for the Company’s energy chemistry business. The Company expects to fund operations and capital expenditures with internal cash on hand, $4.8 million of proceeds from the PPP SBA loan funded in April 2020, the tentative tax refund expected in the second or third quarter 2020, and the release of $6.6 million from the indemnity escrow established pursuant to the sale of FCC to ADM effective February 28, 2019.
Any excess cash generated may be used for outside growth opportunities or retained for future use.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(20,496)	$(25,061)
Net cash (used in) provided by investing activities	41	169,290
Net cash provided by (used in) financing activities	253	(49,862)
Effect of changes in exchange rates on cash and cash equivalents	(109)	2
Net (decrease) increase in cash and cash equivalents and restricted cash	$(20,311)	$94,369
Operating Activities
Net cash used in operating activities was $20.5 million and $25.1 million during the three months ended March 31, 2020 and 2019, respectively. Consolidated net loss for the three months ended March 31, 2020 and 2019, totaled $64.0 million and $15.2 million, respectively. The cash used in operating activities is primarily due to two one-time payments, one to FCC to amend the Company’s long-term terpene supply agreement and one to ADM related to the final post-closing working capital adjustment.
During the three months ended March 31, 2020, non-cash adjustments to net income totaled $61.3 million. Contributory non-cash items consisted primarily of a $57.5 million impairment charge consisting of $30.2 million impairment on fixed assets, $19.9 million on impairment of intangibles, and $7.4 million impairment on ROU assets. Additional non-cash charges included $2.2 million for depreciation and amortization, $0.6 million for allowance for doubtful accounts,$0.5 million for stock compensation expense, and $0.5 million for provision for excess and obsolete inventory.
During the three months ended March 31, 2019, non-cash adjustments to net income totaled $23.7 million. Contributory non-cash items consisted primarily of $17.9 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $3.7 million for depreciation and amortization, $1.1 million on loss of disposal of assets, and $0.5 million for stock compensation expense.
During the three months ended March 31, 2020, changes in working capital used $17.8 million in cash, primarily resulting from a decrease in accrued liabilities and accounts payable of $25.1 million, partially offset by a reduction in other current assets, inventories, and accounts receivable by $13.3 million, and increasing income tax receivable by $6.2 million.
During the three months ended March 31, 2019, changes in working capital used $33.6 million in cash, primarily resulting from increasing accounts receivable, inventory, income tax receivable, and other current assets by $26.5 million and decreasing accounts payable, accrued liabilities and interest payable by $9.5 million, partially offset by and increasing income tax payable by $2.4 million.
Investing Activities
Net cash provided by investing activities was $0.0 million for the three months ended March 31, 2020.
Net cash provided by investing activities was $169.3 million for the three months ended March 31, 2019. Cash provided by investing activities primarily included $169.7 million of proceeds from sale of business and $0.1 million of proceeds received from the sale of assets, partially offset by $0.4 million for capital expenditures and $0.1 million for the purchase of various patents.

Financing Activities
Net cash generated through financing activities was $0.3 million for the three months ended March 31, 2020, due to the proceeds from sale of common stock.
Net cash used in financing activities was $49.9 million for the three months ended March 31, 2019, primarily due to using $92.7 million for repayments of debt, offset by borrowings on revolving credit facility of $42.9 million.
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
Material contractual obligations consist of payments of finance and operating lease obligations. Contractual obligations at March 31, 2020, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Finance lease obligations	$233	$71	$110	$52	$—
Operating lease obligations	16,241	2,014	3,855	2,683	7,689
Supply commitments for raw materials	18,000	2,250	15,750	—	—
Total	$34,474	$4,335	$19,715	$2,735	$7,689

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

Subsequent to the filing of its Annual Report on 10-K for the fiscal year ended December 31, 2019, the Company identified two material weaknesses in its internal control over financial reporting.  Specifically, the Company’s management determined that the Company did not, as of December 31, 2019, design and maintain effective internal controls over the elimination of intercompany profits in inventory reported between September 1, 2018 and December 31, 2019, or the recording of legal rights to certain intangible assets related to the sale of Florida Chemical Company on February 28, 2019.
The Company does not believe that the control deficiencies resulted in a material misstatement of the Company’s previously issued consolidated financial statements, which the Company has revised as disclosed within the Quarterly Report on Form 10-Q.
In addition to the material weaknesses mentioned above, during the first quarter 2020, but before the filing of this Form 10-Q, the Company identified a material weakness in its internal control over financial reporting related to the operating effectiveness of the accuracy of the Company’s impairment analysis of fixed and long-lived assets.

The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Form 10-Q present fairly, in all material respects, the consolidated financial positions, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.
The Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) of the Exchange Act as of March 31, 2020 and has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to the material weaknesses in internal control over financial reporting described above.
Remediation Plan
The Company is currently evaluating necessary actions needed to remediate these material weaknesses.
Changes in Internal Control Over Financial Reporting
Except as noted above, there have been no changes in the Company’s system of internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item  1. Legal Proceedings
Other Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Item  1A. Risk Factors

The following risk factor supplements the “Risk Factors” section in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 16, 2020:

The COVID-19 pandemic has significantly reduced demand for our services and may have a material adverse impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 (coronavirus) pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas, as well as for our services and products. The decline in our customers’ demand for our services and products is likely to have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we have adopted social distancing and work-from-home procedures, which have had and may continue to have an impact on the ability of employees and management of the Company to communicate and work efficiently.

While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. These effects may include adverse revenue and net income effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock.

Repurchases of the Company’s equity securities during the three months ended March 31, 2020 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2020 to January 31, 2020	22,106	$2.05	—	$49,704,947
February 1, 2020 to February 29, 2020	—	$—	—	$49,704,947
March 1, 2020 to March 31, 2020	—	$—	—	$49,704,947
Total	22,106		—

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options, (b) to satisfy payments required for common stock upon the exercise of stock options, and (c) as part of a publicly announced repurchase program on the open market.

(2)
In June 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50 million of the Company’s common stock. Repurchases may be made in open market or privately negotiated transactions. Through March 31, 2020, the Company has repurchased $0.3 million of its common stock under this authorization. The Company’s Board of Directors rescinded the share repurchase authorization on June 9, 2020.

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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Second Amended and Restated Bylaws, dated October 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 17, 2017).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
10.1		Purchase Agreement, dated January 10, 2020, between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 13, 2020).
10.2
Amendment to Supply Agreement between Flotek Chemistry, LLC and Florida Chemical Company, LLC dated February 26, 2020. Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3, 2020). 1

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

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. GIBSON, JR.
John W. Gibson, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	June 12, 2020

FLOTEK INDUSTRIES, INC.

By:	/s/ ELIZABETH T. WILKINSON
Elizabeth T. Wilkinson
Chief Financial Officer

Date:	June 12, 2020