Form 10-Q
period 2020-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2020-08-17
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2020, there were 71,306,770 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$59,926	$100,575
Restricted cash	664	663
Accounts receivable, net of allowance for doubtful accounts of $1,383 and $1,527 at June 30, 2020 and December 31, 2019, respectively	8,108	15,638
Inventories, net	23,338	23,210
Income taxes receivable	6,846	631
Other current assets	2,407	13,191
Total current assets	101,289	153,908
Property and equipment, net	8,017	39,829
Operating lease right-of-use assets	2,422	16,388
Goodwill	17,522	—
Deferred tax assets, net	152	152
Other intangible assets, net	12,777	20,323
Other long-term assets	17	—
TOTAL ASSETS	$142,196	$230,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,876	$16,231
Accrued liabilities	10,474	24,552
Income taxes payable	12	—
Current portion of long-term debt	2,527	—
Current portion of operating lease liabilities	654	486
Current portion of finance lease liabilities	57	55
Total current liabilities	21,600	41,324
Long-term debt, less current portion	3,144	—
Deferred revenue, long-term	111	—
Long-term operating lease liabilities	8,497	16,973
Long-term finance lease liabilities	127	158
Deferred tax liabilities, net	11	116
Total liabilities	33,490	58,571
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 140,000,000 shares authorized; 77,626,135 shares issued and 73,166,719 shares outstanding at June 30, 2020; 63,656,897 shares issued and 59,511,416 shares outstanding at December 31, 2019	7	6
Additional paid-in capital	357,980	347,564
Accumulated other comprehensive income	51	181
Retained earnings (accumulated deficit)	(215,766)	(142,238)
Treasury stock, at cost; 4,459,416 and 4,145,481 shares at June 30, 2020 and December 31, 2019, respectively	(33,566)	(33,484)
Total stockholders’ equity	108,706	172,029
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,196	$230,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$8,880	$34,692	$28,296	$77,949
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	11,632	38,121	34,473	82,089
Corporate general and administrative	5,395	6,054	9,888	13,335
Depreciation and amortization	468	2,119	2,659	4,379
Research and development	1,638	2,076	4,193	4,360
(Gain) loss on disposal of long-lived assets	(22)	(4)	(55)	1,093
Impairment of fixed and long-lived assets	—	—	57,454	—
Total costs and expenses	19,111	48,366	108,612	105,256
Loss from operations	(10,231)	(13,674)	(80,316)	(27,307)
Other (expense) income:
Gain on lease termination	576	—	576	—
Interest expense	(16)	(16)	(20)	(2,013)
Other income, net	78	693	31	800
Total other expense, net	638	677	587	(1,213)
Loss before income taxes	(9,593)	(12,997)	(79,729)	(28,520)
Income tax benefit	32	192	6,201	503
Loss from continuing operations	(9,561)	(12,805)	(73,528)	(28,017)
(Loss) income from discontinued operations, net of tax	—	(1,608)	—	44,466
Net (loss) income	$(9,561)	$(14,413)	$(73,528)	$16,449

Basic earnings (loss) per common share:
Continuing operations	$(0.14)	$(0.22)	$(1.17)	$(0.48)
Discontinued operations, net of tax	—	(0.03)	—	0.76
Basic earnings (loss) per common share	$(0.14)	$(0.25)	$(1.17)	$0.28

Diluted earnings (loss) per common share:
Continuing operations	$(0.14)	$(0.22)	$(1.17)	$(0.48)
Discontinued operations, net of tax	—	(0.03)	—	0.76
Diluted earnings (loss) per common share	$(0.14)	$(0.25)	$(1.17)	$0.28

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	66,035	58,608	62,828	58,491
Weighted average common shares used in computing diluted earnings (loss) per common share	66,035	58,608	62,828	58,491

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Loss from continuing operations	$(9,561)	$(12,805)	$(73,528)	$(28,017)
(Loss) income from discontinued operations, net of tax	—	(1,608)	—	44,466
Net (loss) income	(9,561)	(14,413)	(73,528)	16,449
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7)	24	(130)	118
Comprehensive (loss) income	$(9,568)	$(14,389)	$(73,658)	$16,567

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income attributable to Flotek Industries, Inc.	$(73,528)	$16,449
Less: Income from discontinued operations, net of tax	—	44,466
Loss from continuing operations	(73,528)	(28,017)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,659	4,379
Amortization of deferred financing costs	—	1,428
Provision for doubtful accounts	474	102
Provision for excess and obsolete inventory	529	—
Impairment of right-of-use assets	7,434	—
Impairment of fixed assets	30,178	—
Impairment of intangible assets	19,842	—
(Gain)/loss on disposal of long-lived assets	(631)	1,093
Non-cash lease expense	242	464
Stock compensation expense	1,521	1,669
Deferred income tax provision	(105)	17,855
Reduction in tax benefit related to share-based awards	—	24
Changes in current assets and liabilities:
Accounts receivable, net	7,252	6,289
Inventories, net	6,418	554
Income taxes receivable	(6,351)	(281)
Other current assets	1,715	(1,990)
Other long-term assets	—	3,286
Accounts payable	(10,229)	(4,157)
Accrued liabilities	(16,755)	(10,216)
Income taxes payable	119	1,182
Interest payable	—	(8)
Net cash used in operating activities	(29,216)	(6,344)
Cash flows from investing activities:
Capital expenditures	(42)	(767)
Proceeds from sale of business	9,844	152,217
Proceeds from sale of assets	66	140
Purchase of JP3, net of cash acquired	(26,284)	—
Purchase of patents and other intangible assets	(8)	(227)
Net cash (used in) provided by investing activities	(16,424)	151,363
Cash flows from financing activities:
Borrowings on revolving credit facility	—	42,984
Repayments on revolving credit facility	—	(92,715)
Proceeds from Paycheck Protection Program loan	4,798	—
Purchase of treasury stock related to share-based awards	(82)	(142)
Proceeds from sale of common stock	358	—
Payments for finance leases	(51)	(38)
Net cash provided by (used in) financing activities	5,023	(49,911)
Discontinued operations:
Net cash used in operating activities	—	(321)
Net cash provided by investing activities	—	337
Net cash flows provided by discontinued operations	—	16
Effect of changes in exchange rates on cash and cash equivalents	(31)	2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Net (decrease) increase in cash and cash equivalents and restricted cash	(40,648)	95,126
Cash and cash equivalents at the beginning of period	100,575	3,044
Restricted cash at the beginning of period	663	—
Cash and cash equivalents and restricted cash at beginning of period	101,238	3,044
Cash and cash equivalents at end of period	59,926	97,509
Restricted cash at the end of period	664	661
Cash and cash equivalents and restricted cash at the end of period	$60,590	$98,170

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2020	64,338	$6	4,395	$(33,529)	$348,375	$58	$(206,205)	$108,705
Net loss	—	—	—	—	—	—	(9,561)	(9,561)
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Stock issued under employee stock purchase plan	—	—	(12)	—	9	—	—	9
Restricted stock granted	1,788	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	37	—	—	—	—	—
Treasury stock purchased	—	—	39	(37)	—	—	—	(37)
Stock compensation expense	—	—	—	—	1,059	—	—	1,059
Stock issued in JP3 acquisition	11,500	1	—	—	8,537	—	—	8,538
Balance, June 30, 2020	77,626	$7	4,459	$(33,566)	$357,980	$51	$(215,766)	$108,706

	Three months ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2019	62,199	$6	3,845	$(33,368)	$344,004	$125	$(77,461)	$233,306
Net income	—	—	—	—	—	—	(14,413)	(14,413)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24
Restricted stock granted	757	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	99	—	—	—	—	—
Treasury stock purchased	—	—	4	(10)	—	—	—	(10)
Stock compensation expense	—	—	—	—	1,213	—	—	1,213
Balance, June 30, 2019	62,956	$6	3,948	$(33,378)	$345,217	$149	$(91,874)	$220,120

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six months ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2019	63,657	$6	4,145	$(33,484)	$347,564	$181	$(142,238)	$172,029
Net loss	—	—	—	—	—	—	(73,528)	(73,528)
Foreign currency translation adjustment	—	—	—	—	—	(130)	—	(130)
Stock issued under employee stock purchase plan	—	—	(25)	—	20	—	—	20
Restricted stock granted	2,469	—	—	—	338	—	—	338
Restricted stock forfeited	—	—	278	—	—	—	—	—
Treasury stock purchased	—	—	61	(82)	—	—	—	(82)
Stock compensation expense	—	—	—	—	1,521	—	—	1,521
Stock issued in JP3 acquisition	11,500	1	—	—	8,537	—	—	8,538
Balance, June 30, 2020	77,626	$7	4,459	$(33,566)	$357,980	$51	$(215,766)	$108,706

	Six months ended June 30, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$31	$(108,323)	$202,013
Net income	—	—	—	—	—	—	16,449	16,449
Foreign currency translation adjustment	—	—	—	—	—	118	—	118
Restricted stock granted	793	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	133	—	—	—	—	—
Treasury stock purchased	—	—	45	(141)	—	—	—	(141)
Stock compensation expense	—	—	—	—	1,681	—	—	1,681
Balance, June 30, 2019	62,956	$6	3,948	$(33,378)	$345,217	$149	$(91,874)	$220,120

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven international chemistry and data company that develops and supplies chemistries, services, equipment and data analytics to industrial, commercial and consumer markets.

During the second quarter of 2020, the Company acquired 100% ownership of JP3 Measurement, LLC (“JP3”), a privately-held leading data and analytics technology company, in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, targeting an increase of processing efficiencies and valuation of natural gas, crude oil, and refined fuels. The transaction was valued at approximately $36.6 million, as of the transaction closing date, comprised of $25.0 million in cash subject to certain adjustments and contingent consideration and 11.5 million shares in Flotek common stock with an estimated fair value of $8.5 million, net of a discount for marketability due to a lock-up period. The payment of $25.0 million was subject to certain purchase price adjustments, and the total non-equity consideration at closing was comprised of $25.0 million plus net working capital in excess of the target net working capital of $1.9 million and contingent consideration of an estimated $1.2 million for two potential earn-out provisions totaling $5.0 million based on certain stock performance targets.

With the acquisition of JP3, the Company evaluated its segment information and determined that there were two segments: Chemistry Technologies and Data Analytics, which are both supported by its continuing Research & Innovation advanced laboratory capabilities.
The Company’s Chemistry Technologies segment includes specialty chemistries, logistics and technology services. The Company designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Customers of the Chemistry Technologies business segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies.
In the second quarter of 2020, the Chemistry Technologies segment launched a line of sanitizers and disinfectants for commercial and personal consumer use. These products build on the Company’s historical expertise in chemistry and leverage its infrastructure, personnel, competencies, supply chain, research, and historic consumer market experiences, yielding a competitive product offering in this rapidly growing area. The newly-launched products include hand sanitizers for retail and e-commerce sales and disinfecting liquids for use in and by hospitals, first responders, the travel and hospitality industry, food services, sporting facilities, and other commercial and industrial applications.
The Company’s Data Analytics segment, created in conjunction with the acquisition of JP3, includes the design, development, production, sale and support of equipment and services that create and provide valuable information about the composition of its energy customers’ hydrocarbon streams.
The customers of the Data Analytics segment span across the entire market, from production upstream to midstream facilities to refineries and distribution networks. To date, the Data Analytics segment has focused solely on North American markets. The Data Analytics segment provides real-time hydrocarbon composition data that helps its customers generate additional profit by enhancing blending, increasing efficiencies of towers, enabling automation and robotization of fluid handling, and reducing losses due to give-away.
Flotek was initially incorporated under the laws of the Province of British Columbia on May 17, 1985. On October 23, 2001, Flotek changed its corporate domicile to the state of Delaware.
Basis of Presentation
The accompanying Financial Statements reflect all adjustments, in the opinion of management, necessary for fair presentation of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2019 (“2019Annual Report”) as amended by the Amendment No. 2 on Form 10-K/A to the 2019 Annual Report, filed with the SEC on June 11, 2020. A copy of the 2019 Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com.
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

Potential Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic, which continues to spread throughout the United States and around the world. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. In addition, global oil producers, including the Organization of Petroleum Exporting Countries and other oil producing nations, have experienced disagreements relating to oil production which has led to downward pressure on commodity prices.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects and the volatility in oil prices have materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas. The Company’s primary markets in Texas are particularly subject to the financial impact of a collapse in oil prices. In the second quarter of 2020, these conditions and the related financial impact have continued and, in some cases, worsened. As a result, the Company has recorded an impairment to property, plant and equipment, intangible assets, and operating right-of-use assets during the first quarter of 2020. In addition, the Company adopted social distancing and work-from-home procedures, which have had and may continue to have an impact on the ability of employees and management of the Company to communicate and work efficiently.

In response to the deteriorating market conditions and anticipating ongoing volatility, the Company has also reduced its cost structure to meet anticipated market activity and reduce the Company’s break-even levels. Among other cost-cutting initiatives:

• The Company’s CEO, John W. Gibson, Jr., reduced his base salary by 20%, and each of the other executive officers reduced his or her salary by 10% , through December 31, 2020 in exchange for restricted stock, effective as of April 1, 2020.
• The board of directors of Flotek approved a 20% reduction in the fees to be paid to the directors, effective as of April 1, 2020.
• The Company consolidated office space by moving all employees at its corporate headquarters into the Houston Global Resource and Innovation Center, (“GRIC”) facility and buying out the remaining term of the corporate headquarters lease for a significant discount, with the move completed by the end of June 2020.
• The Company reduced headcount by 35% on March 30, 2020.

While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. Any future development and effects will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic; further adverse revenue and net income effects; disruptions to our operations; third party providers’ ability to support our operations; customer shutdowns of oil and gas exploration and production; the effectiveness of our work from home arrangements; employee impacts from illness, school closures and other community response measures; any actions taken by governmental authorities and other third parties in response to the pandemic; and temporary closures of our facilities or the facilities of our customers and suppliers.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported net loss and stockholders’ equity.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2019, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” This standard (ASC 842) requires the recognition of Right-Of-Use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP (ASC 840). Upon adoption, the Company recorded operating lease ROU assets and corresponding operating lease liabilities, net of deferred rent, representing the present value of future lease payments under operating leases with terms of greater than twelve months. The adoption of this standard did not have a material impact on the consolidated statements of operations or cash flows. Refer to Note 5 — “Leases” for further information surrounding adoption of this new standard.
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
Note 3 — Acquisition of JP3 Measurement LLC
During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, targeting an increase of processing efficiencies and valuation of natural gas, crude oil, and refined fuels. The transaction was valued at approximately $36.6 million, as of the transaction closing date, comprised of $25.0 million in cash, subject to certain adjustments and contingent consideration as described below, and 11.5 million shares in Flotek common stock with an estimated fair value of $8.5 million, net of a discount for marketability due to a lock-up period. The payment of $25.0 million was subject to certain purchase price adjustments, and the total non-equity consideration at closing was comprised of $25.0 million plus net working capital in excess of the target net working capital of $1.9 million and contingent consideration of an estimated $1.2 million for two potential earn-out provisions totaling $5.0 million based on certain stock performance targets.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of JP3’s assets acquired as of the closing date of May 18, 2020 (in thousands) :

Tradenames and trademarks	$1,100
Technology and know-how	5,000
Customer relationships	6,800
Inventory	7,100
Cash	604
Net working capital, net of cash and inventory	(1,063)
Fixed assets	426
Long-term debt assumed and other assets (liabilities)	(893)
Goodwill	17,522
Net assets acquired	$36,596

These amounts are preliminary in nature and subject to adjustments from the final determination of working capital, which could be material. Any necessary adjustments are expected to be finalized within one year from the date of acquisition. The Company recorded transaction costs of $0.5 million for professional services including legal, accounting, and other professional or consulting fees to the Company’s Operating expenses (excluding depreciation and amortization) in the consolidated statement of income for the three and six months ended June 30, 2020.
Pro forma information for JP3 is not provided as the impact is not considered material.
Note 4 — Discontinued Operations
On January 10, 2019, the Company entered into a Share Purchase Agreement with Archer-Daniels-Midland Company (“ADM”) for the sale of all of the shares representing membership interests in its wholly owned subsidiary, Florida Chemical Company, LLC (“FCC”), which represented the Consumer and Industrial Chemistry Technologies (“CICT”) segment.
Effective February 28, 2019, the Company completed the sale of FCC to ADM for $175.0 million in cash consideration, with $4.4 million temporarily held in escrow by ADM for post-closing working capital adjustments for up to 90 days and $13.1 million temporarily held in escrow to satisfy potential indemnification claims by ADM with anticipated releases at 6 months, 12 months, and 15 months. Pursuant to the terms of the Share Purchase Agreement, Flotek Chemistry, LLC (“Flotek Chemistry”), a wholly owned subsidiary of the Company, entered into a supply agreement with FCC who will supply terpene at specified prices for specified quantities. The agreement will expire on December 31, 2023.

As of December 31, 2019, the Company concluded that the original long-term supply agreement met the definition of a loss contract. As such, the Company recognized a loss of $19 million as of December 31, 2019, capped by the price paid for the terpene supply agreement amendment, executed in February 2020, which aligned purchase commitments to expected usage for blended products as of December 31, 2019. The Company has classified the assets, liabilities, and results of operations for this segment as “Discontinued Operations” for all periods presented.
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

On February 26, 2020, Flotek Chemistry entered into an amendment to the terpene supply agreement between Flotek Chemistry and FCC. Pursuant to the terms and conditions of the amendment, the terpene supply agreement is amended to, among other things, (a) reduce the minimum quantity of terpene that Flotek Chemistry is required to purchase by approximately 3/4ths in 2020 and by approximately half in each of 2021, 2022 and 2023, (b) provide a fixed per pound price for terpene in 2020, (c) reduce the maximum amount of terpene subject to the terpene supply agreement by approximately 1/3rd, and (d) change the payment terms to net 45 days. In order to make the terms and conditions of the amendment to the terpene supply agreement effective, Flotek Chemistry made a one-time payment in February 2020 of $15.8 million to ADM. The expense associated with the terpene supply agreement amendment payment was recorded as a loss on contract purchase commitments, reported in operating expenses in continuing operations in December 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2020, the Company recognized a loss of $0.8 million associated with the amended terpene supply agreement due to adjustments in the Company’s expected usage of terpene in blended products in 2020.
During the first quarter 2020, as scheduled, $3.3 million of the indemnity escrow was released to the Company. During the second quarter 2020 the remaining indemnity escrow of $6.6 million was released to the Company.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Consumer and Industrial Chemistry Technologies
Revenue	$—	$—	$—	$10,877
Operating expenses	—	—	—	(11,447)
Research and development	—	—	—	(69)
(Loss) income from operations	—	—	—	(639)
Other income	—	—	—	35
Gain on sale of business	—	(2,100)	—	64,934
(Loss) Income before income taxes	—	(2,100)	—	64,330
Income tax benefit (expense)	—	492	—	(19,864)
Net (loss) income from discontinued operations	$—	$(1,608)	$—	$44,466

Note 5 — Leases
During the first quarter 2020, the Company made the decision to cease use of the corporate headquarters leased offices and move corporate employees to the GRIC during second quarter of 2020. In addition, the lease liability and corresponding ROU assets for the corporate headquarters and GRIC were remeasured to remove the anticipated term extensions as it was determined the Company was no longer reasonably certain to utilize the extension at the GRIC. The remeasurement resulted in adjustments to lease liabilities and ROU assets totaling of $6.2 million each as of March 31, 2020.
In addition, during the three months ended March 31, 2020, the Company recorded an impairment of the ROU assets totaling $7.4 million. See Note 10 - Impairment of Fixed and Long-lived Assets for further discussion of the impairment charge booked in the first quarter 2020.
During the second quarter of 2020, the Company terminated the lease of the corporate headquarters office in exchange for a one-time payment of $1.0 million and moved all employees to the GRIC facility effective as of June 29, 2020. As a result of terminating the corporate headquarters office lease and making the one-time payment, the Company recorded a gain on lease termination of $0.6 million million recorded in gain on lease termination.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease expense	$283	$653	$854	$1,306
Finance lease expense:
Amortization of right-of-use assets	4	220	9	220
Interest on lease liabilities	5	3	9	3
Total finance lease expense	9	223	18	223
Short-term lease expense	54	32	86	75
Total lease expense	$346	$908	$958	$1,604

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,411	$583	$1,024	$1,165
Operating cash flows from finance leases	5	3	9	3
Financing cash flows from finance leases	14	38	51	38

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$617	$33
2021	1,330	70
2022	1,283	47
2023	1,311	39
2024	1,341	23
Thereafter	8,185	—
Total lease payments	$14,067	$212
Less: Interest	(4,916)	(28)
Present value of lease liabilities	$9,151	$184

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$2,422	$16,388

Current portion of operating lease liabilities	$654	$486
Long-term operating lease liabilities	8,497	16,973
Total operating lease liabilities	$9,151	$17,459

Finance Leases
Property and equipment	$147	$293
Accumulated depreciation	(18)	(28)
Property and equipment, net	$129	$265

Current portion of finance lease liabilities	$57	$55
Long-term finance lease liabilities	127	158
Total finance lease liabilities	$184	$213

Weighted Average Remaining Lease Term
Operating leases	10.1 years	16.6 years
Finance leases	4.1 years	4.6 years

Weighted Average Discount Rate
Operating leases	8.9%	8.9%
Finance leases	8.5%	9.0%

Note 6 — Revenue from Contracts with Customers
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In recognizing revenue for products and services, the Company determines the transaction price of purchase orders or contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services are distinct within the context of the contract. Variable consideration typically consists of product returns and is estimated based on the amount of consideration the Company expects to receive. Revenue accruals are recorded on an ongoing basis to reflect updated variable consideration information.
The vast majority of the Chemistry Technologies’ segment products are sold at a point in time and service contracts are short-term in nature. Sales are billed on a monthly basis with payment terms customarily 30-45 days for domestic and 60 day for international from invoice receipt. In addition, sales taxes are excluded from revenues.

The Data Analytics segment provides services over a period of time and for those services, the revenues are recognized over time.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition), where product sales accounted for over 90% of total revenue for the three and six months ended June 30, 2020 and 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company differentiates revenue and operating expenses (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and operating expenses (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Products	$8,176	$33,632	$26,976	$75,703
Services	704	1,060	1,320	2,246
	$8,880	$34,692	$28,296	$77,949
Operating expenses (excluding depreciation and amortization):
Products	$11,278	$37,613	$33,825	$81,062
Services	354	508	648	1,027
	$11,632	$38,121	$34,473	$82,089

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
Contract Balances
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. The Company has an immaterial amount of contract liabilities associated to incomplete performance obligations.
Note 7 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2020	2019
Supplemental cash payment information:
Interest paid	$20	$594
Income taxes paid, net of refunds	149	627
Supplemental schedule of non-cash investing and financing activities:
Equity issued - acquisition of JP3	8,538	—

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventories
Inventories are as follows (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$4,810	$4,339
Finished goods	20,155	24,569
Inventories	24,965	28,908
Less reserve for excess and obsolete inventory	(1,627)	(5,698)
Inventories, net	$23,338	$23,210

The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on an assessment of market values. Write-downs of inventory are charged to cost of goods sold. Low-turn inventory or inventory in excess of management's estimated usage requirement are analyzed for sale before conducting an analysis to write off or write down inventory to the estimated market value if those amounts are determined to be less than cost.
Note 9 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2020	December 31, 2019
Land	$3,282	$4,440
Buildings and leasehold improvements	6,048	38,741
Machinery and equipment	7,227	27,694
Furniture and fixtures	643	1,671
Transportation equipment	1,190	1,440
Computer equipment and software	1,296	3,348
Property and equipment	19,686	77,334
Less accumulated depreciation	(11,669)	(37,505)
Property and equipment, net	$8,017	$39,829

Depreciation expense totaled $0.3 million and $1.6 million for the three months ended June 30, 2020 and 2019, and $2.0 million and $3.4 million for the six months ended June 30, 2020 and 2019.
During the six months ended June 30, 2020 an impairment was recognized for $30.2 million. No impairment was recognized for the three months ended June 30, 2020.
Note 10 — Impairment of Fixed and Long-lived Assets

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

Using the income approach, the fair value of the reporting unit was determined based on the present value of future cash flows. The Company utilized internal forecast trends and potential growth rates to estimate future cash flows of the asset group. Based on the results of the quantitative assessment, the Company concluded the carrying value of the asset group exceeded its fair value as of March 31, 2020 and an impairment loss of $57.5 million was recorded as a result of the adverse effect of the COVID-19 pandemic and the related negative impact on oil and natural gas prices on projections of future cash flows.

The Company recorded impairment charges during the six months ended June 30, 2020 as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net	$30,178
Operating lease right-of-use assets	7,434

Other Intangibles:
Patents	9,902
Customer Lists	9,165
Intangibles assets in progress	596
Trademarks and brand names	179
Total Other Intangibles	19,842

Total Impairment of fixed and long-lived assets	$57,454

With the acquisition of JP3, the Company evaluated its segment information and determined that there were two segments: Chemistry Technologies and Data Analytics, which are both supported by its Research & Innovation advanced laboratory capabilities.
Note 11 - Goodwill

Goodwill associated with the acquisition of JP3 on May 18, 2020 is as follows (in thousands):

Goodwill at December 31, 2019	$—
Goodwill from acquisition of JP3	17,522
Goodwill at June 30, 2020	$17,522

Note 12 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$5,000	$55	$17,493	$6,715
Customer lists	6,800	55	15,367	6,013
Trademarks and brand names	1,100	13	1,351	1,160
Total finite-lived intangible assets	$12,900	123	$34,211	13,888

Carrying value:
Other intangible assets, net	$12,777		$20,323

Amortization of finite-lived intangible assets acquired totaled $0.1 million and $0.5 million for the three months and six months ended June 30, 2019 and 2019 respectively.

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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2020 and 2019, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.4 million restricted stock units and 4.0 million stock options for the three and six months ended June 30, 2020 and 0.7 million restricted stock units for the three and six months ended June 30, 2019.

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and Flotek’s Payroll Protection Program (“PPP”) loan approximate fair value due to the short-term nature of these accounts.
Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and the level within the fair value hierarchy:

				Balance at June 30,				Balance at December 31,
	Level 1	Level 2	Level 3	2020	Level 1	Level 2	Level 3	2019
Contingent consideration	$—	$—	$1,200	$1,200	$—	$—	$—	$—

There were no transfers in or out of either Level 1, Level 2, or Level 3 fair measurements during the periods ending June 30, 2020 and December 31, 2019.
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

The fair values of the JP3 long-lived assets, and intangibles were determined using the income approach. The fair value of the JP3 contingent consideration was determined using a Monte Carlo simulation. The fair value of the JP3 inventory was determined using the comparative sales method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement, other than cash and working capital accounts which carrying amounts were determined to approximate fair value due to their short-term nature.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2020, the Company assumed long-term debt of $0.9 million comprised of the PPP loan held by JP3. Management inputs used in fair value measurement were classified as Level 3.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
In conjunction with the acquisition of JP3, the Company recorded contingent consideration of $1.2 million. Management inputs used in the fair value measurement were classified as Level 3. The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance - beginning of period	$—	$—	$—	$—
Additions / issuances	1,200	—	1,200	—
Gains (losses) recognized in earnings	—	—	—	—
Payments	—	—	—	—
Balance - end of period	$1,200	$—	$1,200	$—

Note 15 — Debt

In April 2020, the Company received a $4.8 million loan, under the PPP, which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The loans have a fixed interest rate of 1%, mature in two years and payments are deferred for six months. In addition, in connection with the acquisition of JP3, the Company assumed a PPP loan of $0.9 million

A portion of the loans are eligible for forgiveness by the SBA depending on the extent of proceeds used for payroll costs and other designated expenses incurred for up to 24 weeks following loan origination, subject to adjustments for headcount reductions and compensation limits and provided that at least 60% of the eligible costs incurred are used for payroll. Receipt of these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations of the Company. This certification further requires the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. As of June 30, 2020, the Company has not applied for or estimated the potential forgiveness on the PPP loans. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has recently indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (Small Business Administration) audit to further ensure PPP loans are limited to eligible borrowers in need.

Long-term debt, including current portion is as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020
Current Portion of Long-Term Debt
Flotek PPP Loan	$2,138
JP3 PPP Loan	389
Total current portion of long-term debt	$2,527

Long-term debt:
Flotek PPP Loan	$2,660
JP3 PPP Loan	484
Total long-term debt	$3,144

Note 16 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.4	1.7	—	1.0
Non-U.S. income taxed at different rates	0.9	0.7	0.2	1.0
Reduction in tax benefit related to stock-based awards	0.9	(1.1)	(0.1)	(1.8)
Non-deductible expenses	0.7	—	—	(0.3)
Research and development credit	0.1	0.4	—	0.6
Increase in valuation allowance	(23.7)	(20.7)	(16.0)	(17.9)
Effect of tax rate differences of NOL carryback	—	—	2.6	—
Other	—	(0.4)	—	(0.3)
Effective income tax rate	0.3%	1.6%	7.7%	3.3%

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act provided the ability for taxpayers to carryback a net operating loss (“NOL”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 to each of the five years preceding the year of the loss. Based on the Company’s analysis of the extended NOL carryback provision, it recorded a tax receivable of $6.1 million as of March 31, 2020, which was received in July 2020.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

federal NOLs. The Company continues to have a full valuation allowance against net deferred tax assets as it is not more-likely-than-not they will be utilized.
Note 17 — Common Stock

On May 5, 2020, the shareholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended, to increase the authorized shares of common stock from 80,000,000 to 140,000,000, par value $0.0001 per share, and 100,000 of preferred stock, par value $0.0001 per share.  The additional authorized shares are available for corporate purposes, including acquisitions.

A reconciliation of changes in common shares issued during the six months ended June 30, 2020 is as follows:

Shares issued at December 31, 2019	63,656,897
Issued to purchase JP3	11,500,000
Issued as restricted stock award grants	2,469,238
Shares issued at June 30, 2020	77,626,135

On June 9, 2020, the board of directors of the Company rescinded the authorization to repurchase the Company’s stock that had been previously approved in June 2015.
Note 18 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-makers in deciding how to allocate resources and assess performance. The operations of the Company are categorized into two reportable segments: Chemistry Technologies and Data Analytics.

The Chemistry Technologies segment includes specialty chemistries and logistics which enable its customers to pursue improved efficiencies in the drilling and completion of their wells.

In the second quarter of 2020, the Company launched a line of sanitizers and disinfectants for commercial and personal consumer use. These products build on the Company’s historical expertise in chemistry and leverage its infrastructure, personnel, competencies, supply chain, research, and historic consumer market experiences yielding a competitive product offering in this rapidly growing segment. The newly launched products, which include hand and surface sanitizers, target growth opportunities across diverse sectors including hospitals, travel and hospitality, food services, e-commerce and retail, sports and entertainment and other industrial and commercial markets.
The Data Analytics segment, created in conjunction with the acquisition of JP3, includes the design, development, production, sale and support of equipment and services that create and provide valuable information about the composition of its energy customers’ hydrocarbon fluids.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended June 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2020
Net revenue from external customers	$7,962	$918	$—	$8,880
Loss from operations, including impairment	(3,596)	(1,151)	(5,484)	(10,231)
Depreciation and amortization	246	131	91	468
Capital expenditures	—	—	—	—

2019
Net revenue from external customers	$34,692	$—	$—	$34,692
Loss from operations	(7,651)	—	(6,023)	(13,674)
Depreciation and amortization	1,933	—	186	2,119
Capital expenditures	306	—	—	306

For the six months ended June 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2020
Net revenue from external customers	$27,378	$918	$—	$28,296
Loss from operations, including impairment	(66,257)	(1,151)	(12,908)	(80,316)
Depreciation and amortization	2,056	131	472	2,659
Capital expenditures	42	—	—	42

2019
Net revenue from external customers	$77,949	$—	$—	$77,949
Loss from operations	(12,984)	—	(14,323)	(27,307)
Depreciation and amortization	3,718	—	661	4,379
Capital expenditures	767	—	—	767

(1) The financial information disclosed above for Data Analytics is for the period May 18, 2020 to June 30, 2020.

Assets of the Company by reportable segments are as follows (in thousands):

	June 30, 2020	December 31, 2019
Chemistry Technologies	$34,439	$116,110
Data Analytics	40,922	—
Corporate and Other	66,835	114,490
Total assets	$142,196	$230,600

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
U.S.	$6,936	$31,114	$22,711	$69,990
Other countries	1,944	3,578	5,585	7,959
Total	$8,880	$34,692	$28,296	$77,949

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Customer A	22.6%	17.6%	29.4%	15.4%
Customer B	14.0%	11.0%	12.5%	11.3%
Customer C	*	*	12.3%	10.7%

* This customer did not account for more than 10% of revenue during this period.
Note 19 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.

Concentrations and Credit Risk

The majority of the Company’s revenue is derived from its Chemistry Technologies segment which consist predominantly of customers within the oil and gas industry and the sanitizer industry to a lesser extent.  Customers within the oil and gas industry include oilfield services companies, integrated oil and natural gas companies, independent oil and natural gas companies, and state-owned national oil companies. Customers within the hand sanitizer industry typically include healthcare institutions such as hospitals, distributors, and various public entities. Given the increase in global demand for sanitizer products due to COVID-19, the Company's concentration of customers is shifting and diversifying, which helps to reduce credit and business risk. Customers within the sanitizer industry are not significantly impacted by commodity prices and typically are financially stable or public institutions.

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

Note 20 — Related Party Transaction
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
At June 30, 2019, the Company recorded a liability of $2.4 million related to the estimated employment tax under-withholding for the years 2014 through 2018. By September 30, 2019, the liability totaled $1.8 million, after the Company paid $0.6 million to the IRS for these taxes and made an additional accrual covering the estimated under-withholding tax liability through 2019. In addition, at September 30, 2019 the Company recorded a receivable from the affiliated companies totaling $2.4 million. In October 2019, an amendment to the employment agreement was executed, giving the Company the contractual right of offset for any amounts owed to the Company, and giving the Company the right to withhold payments equal to amounts reasonably estimated to potentially become due to the Company by the affiliated companies from any amounts owed under the employment agreement. During the three months ended March 31, 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of June 30, 2020, the receivable from Mr. Chisholm was $1.4 million, which is equal to the payable to the IRS and was netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.
On January 5, 2020, Mr. Chisholm ceased to be an employee of the Company.
Note 21 — Revision of Prior Financial Statements

During preparation of June 30, 2020 financial statements, two additional errors impacting the prior financial statements were identified, as follows:

•
Currency Translation Adjustment and Other Comprehensive Income of $1.1 million was not recognized in earnings in connection with the dissolution of the Company’s wholly owned foreign entity, PetroValve International in 2015.

•
Cash flow presentation relating to proceeds received from the sale of FCC (which occurred in the first quarter of 2019) and subsequent release of escrow amounts in subsequent periods that were improperly classified between operating and investing activities.

Consolidated Balance Sheets - The revision relating to currency translation discussed above had no impact on total stockholders’ equity, but impacted the components of stockholders’ equity as follows (in thousands):

	As of December 31, 2018
	As previously reported	Revisions	As revised
Accumulated other comprehensive loss	$(1,116)	$1,147	$31
Retained earnings (accumulated deficit)	(107,176)	(1,147)	(108,323)

	As of March 31, 2019
	As previously reported*	Revisions	As revised
Accumulated other comprehensive loss	$(1,022)	$1,147	$125
Retained earnings (accumulated deficit)	(76,314)	(1,147)	(77,461)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2019
	As previously reported*	Revisions	As revised
Accumulated other comprehensive loss	$(998)	$1,147	$149
Retained earnings (accumulated deficit)	(90,727)	(1,147)	(91,874)

	As of September 30, 2019
	As previously reported*	Revisions	As revised
Accumulated other comprehensive loss	$(962)	$1,147	$185
Retained earnings (accumulated deficit)	(101,770)	(1,147)	(102,917)

	As of December 31, 2019
	As previously reported*	Revisions	As revised
Accumulated other comprehensive loss	$(966)	$1,147	$181
Retained earnings (accumulated deficit)	(141,091)	(1,147)	(142,238)

	As of March 31, 2020
	As previously reported*	Revisions	As revised
Accumulated other comprehensive loss	$(1,089)	$1,147	$58
Retained earnings (accumulated deficit)	(205,058)	(1,147)	(206,205)

*As previously reported numbers reflect the revised balances for each of the periods as disclosed in the period ended March 31, 2020.

Consolidated Statements of Cash Flows - The revision discussed above impacted the statement of cash flow as follows (in thousands):

	For the three months ended March 31, 2019
	As previously reported	Revisions	As revised
Adjustment to reconcile net cash in operating activities
Other current assets	$(18,661)	$14,219	$(4,442)
Other long-term assets	—	3,286	3,286
Net cash used in operating activities	(25,721)	17,505	(8,216)
Proceeds from sale of business	169,722	(17,505)	152,217
Net cash provided by investing activities	169,290	(17,505)	151,785

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended June 30, 2019
	As previously reported	Revisions	As revised
Adjustment to reconcile net cash in operating activities
Other current assets	$(16,209)	$14,219	$(1,990)
Other long-term assets	—	3,286	3,286
Net cash used in operating activities	(23,849)	17,505	(6,344)
Proceeds from sale of business	169,722	(17,505)	152,217
Net cash provided by investing activities	168,868	(17,505)	151,363

	For the nine months ended September 30, 2019
	As previously reported	Revisions	As revised
Adjustment to reconcile net cash in operating activities
Other current assets	$(14,974)	$10,938	$(4,036)
Other long-term assets	—	3,286	3,286
Net cash used in operating activities	(14,348)	14,224	(124)
Proceeds from sale of business	169,722	(14,224)	155,498
Net cash provided by investing activities	167,497	(14,224)	153,273

	For the year ended December 31, 2019
	As previously reported	Revisions	As revised
Adjustment to reconcile net cash in operating activities
Other current assets	$(8,359)	$10,938	$2,579
Other long-term assets	1,131	3,286	4,417
Net cash used in operating activities	(18,769)	14,224	(4,545)
Proceeds from sale of business	169,722	(14,224)	155,498
Net cash provided by investing activities	166,937	(14,224)	152,713

	For the three months ended March 31, 2020
	As previously reported	Revisions	As revised
Adjustment to reconcile net cash in operating activities
Other current assets	$6,926	$(3,281)	$3,645
Net cash used in operating activities	(20,496)	(3,281)	(23,777)
Proceeds from sale of business	—	3,281	3,281
Net cash provided by investing activities	41	3,281	3,322

In our March 31, 2020 financial statements, we disclosed the correction of two immaterial errors relating to intangibles that should have been written off in prior periods and improper elimination of profit on intercompany inventory transactions. Such revisions were not material to the previously issued financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management evaluated the impact of these errors, individually and in the aggregate, on previously issued financial statements and concluded the impact was not material. Due to the currency translation error, net loss for the year ended December 31, 2015 was originally reported as $13.5 million and would be revised to $14.6 million.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 22 — Subsequent Events

In April 2020, the Company was notified by the NYSE that the average closing stock price had fallen below the continued listing standard of a share price of $1.00 (measured over a 30 day trading average).  The Company had until October 2020 (later extended to December 2020) to cure the deficiency.  On July 1, 2020, the Company was notified by the NYSE that the deficiency had been cured, and the noncompliance indicator was removed from the Company’s common shares.

On July 28, 2020, the Company received a $6.3 million tax refund, including $0.2 million of interest, pursuant to the CARES Act that extended NOL carryback provisions related to the filing of Form 1139 requesting a refund as a result of an analysis related to the extended NOL carryback provision.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2019, as amended (“Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto of this Quarterly Report, as well as the Annual Report. Phrases such as “Company,” “we,” “our,” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
Executive Summary

Flotek is a technology-driven global chemistry and data company that develops and supplies engineered chemistry solutions, equipment, data and analytical services to industrial, commercial and consumer markets. The Company continued its reinvention, which began in the first quarter of 2020 by reducing expenses, scrutinizing capital spending to ensure alignment to near-term revenue, acquiring JP3 to secure a footprint in the emerging data analytics market, and aggressively launching a sustainable line of sanitizer and disinfectant products built on its expertise in high-quality, specialized chemistry technologies.
Continuing Operations

With the acquisition of JP3 in May 2020, the Company now has two operating segments: Chemistry Technologies and Data Analytics, which are both supported by its continuing Research & Innovation advanced laboratory capabilities.
Chemistry Technologies
The Company’s Chemistry Technologies segment includes specialty chemistries, logistics and technology services. The Company designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Customers of this product line of the Chemistry Technologies business segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies.
In the second quarter of 2020, the Company launched a line of sanitizers and disinfectants for commercial and personal consumer use. These products build on the Company’s historical expertise in chemistry and leverage its infrastructure, personnel, competencies, supply chain, research, and historic consumer market experiences yielding a competitive product offering in this rapidly growing segment. Given the increase in global demand for sanitizer products due to COVID-19, the Company's concentration of customers is shifting and diversifying, which helps to reduce credit and business risk.

Data Analytics
The Company’s Data Analytics segment, created in conjunction with the acquisition of JP3, includes the design, development, production, sale and support of equipment and services that create and provide valuable information about the composition of its energy customers’ hydrocarbon streams. JP3 is continuing its transition to a Data-as-a-Service (DaaS) subscription model of selling data generated by its line of Verax analyzers, deployed remotely “at the edge” across the oil and gas sector, and software services via its cloud-based Viper software platform.
JP3 creates and sells data systems and analytics services into the oil and gas market. The Company sells equipment with a software license and (DaaS) subscriptions. The data is provided in real time, every fifteen seconds, at the point-of-use and via the cloud, to end use customers. This composition and physical properties information increases efficiency and decreases operating costs for producers, midstream operators, refiners and distribution companies.
The customers of JP3 span across the entire market, from production upstream to midstream facilities to refineries and distribution networks. To date, JP3 has focused sales solely on North American markets. The Data Analytics segment provides real-time hydrocarbon composition data that helps its customers generate additional profit by enhancing blending, increasing efficiencies of towers, enabling automation and robotization of fluid handling, and reducing losses due to give-away.
Research & Innovation
Flotek Research and Innovation supports both segments through formulations, technical support, basin & reservoir studies, data analytics, and new technology projects. The purpose of the organization is to supply the segments with enhanced products and services that generate current and future revenues, while advising company management on opportunities concerning technology, environmental, and industry trends. The Research and Innovation facilities support advances in chemistry performance, detection, optimization, and manufacturing.
Discontinued Operations

As previously disclosed, the Company sold Florida Chemical Company, LLC (“FCC”) effective as of February 28, 2019. As a result, the Company’s CICT segment was classified as discontinued operations. Financial results for the first three and six months of 2019 include results from the Company’s CICT segment during that time period.
Outlook on Economic Conditions

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

During the first and second quarters of 2020, the oil and gas markets experienced significant impacts from both the supply and the demand side. On the demand side, the COVID-19 pandemic resulted in a drop in economic activity and a corresponding destruction of global demand for oil, gas and associated products. On the supply side, pricing and production wars between key oil-producing countries led to global oversupply.
The demand destruction and oversupply together caused unprecedented disruption to all sectors of the oil and gas markets. Prices for crude oil fell from over $60/bbl. in January 2020 to nearly $20/bbl. by May 2020, with futures turning negative for a brief period in April 2020. Oil and gas operators announced budget cuts of more than 40%, or $42 billion year-over-year, according to RS Energy Group, and announced shut-ins of more than 1.4 million barrels of production. The North American rig count declined approximately 70% from January 2020 to the end of June 2020, based on the Baker Hughes rig count figures, reflecting disproportionate impact to domestic markets.
Midstream and downstream markets were affected as well, as domestic gasoline demand fell by approximately 45% in April 2020 (almost 5 million barrels per day) and refinery utilization dropped below 70%. The Company expects negative impacts to all facets of the oil and gas markets to continue for an extended period before returning to pre-crash levels. Any further material COVID-19 disruption or significant setback in oil demand arising from a slower economic recovery could present downside risks to this outlook.
Conversely, the COVID-19 pandemic has created increased demand for certain specialty chemicals, and in particular disinfectants and sanitizers. The increased usage globally of personal protection equipment has expanded beyond masks, face shields, and gloves to include both disinfectants and sanitizers. With the outbreak of COVID-19, sales of hand sanitizers and disinfectants has swelled across every region in the world, which led to a global shortage. Consequently, the market has experienced shortages of key raw materials used to make these products, including USP-grade alcohol, woven cellulosics for wipes, and various active ingredients. This rapid growth is accompanied by a need for sustained higher volumes of sanitizing products as COVID-19 is expected to have a long-term impact on social awareness, personal hygiene habits and consumer and commercial cleaning protocols.

Company Outlook
In response to the deteriorating market conditions and anticipating ongoing volatility, Flotek has reduced its cost structure to meet anticipated market activity and reduce the Company’s break-even levels. Among other cost-cutting initiatives:

•
The Company’s CEO, John W. Gibson, Jr., reduced his base salary by 20%, and each of the other executive officers reduced his or her salary by 10%, through December 31, 2020 in exchange for restricted stock, effective as of April 1, 2020.

•	The board of directors of Flotek approved a 20% reduction in the fees to be paid to the directors, effective as of April 1, 2020.

•
The Company consolidated office space by moving all employees at its corporate headquarters into its GRIC facility and buying out the remaining term of the corporate headquarters lease for a significant discount, with the move completed by the end of June 2020.

•	The Company reduced headcount by 35% on March 30, 2020.

•	The Company decreased discretionary spending across all business operations.

These efforts were in addition to the previously-announced restructuring of the Company’s terpene supply agreement in February of 2020, which more closely matched the Company’s ongoing obligations for terpene with expected need, and bringing more legal work in-house to reduce outside legal expenses.
While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. Any future development and effects will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic; further adverse revenue and net income effects; disruptions to our operations; third party providers’ ability to support our operations; customer shutdowns of oil and gas exploration and production; the effectiveness of our work from home arrangements; employee impacts from illness, school closures and other community response measures; any actions taken by governmental authorities and other third parties in response to the pandemic; and temporary closures of our facilities or the facilities of our customers and suppliers. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Flotek has also focused on ongoing needs of customers and the market to diversify its business and accelerate growth through deployment of capital, with an emphasis on digital transformation in the oil and gas markets. On May 18, 2020, the Company closed the acquisition of all the ownership interests of JP3, which gives Flotek access to the midstream and downstream markets and diversifies exposure to volatility in the upstream sector. As Flotek’s newly-created Data Analytics segment, JP3 is positioned for growth both domestically and internationally. In addition to increasing market share, the Data Analytics segment is pursuing product enhancements that enable growth opportunities with current and prospective customers.
The Company’s Chemistry Technologies segment has focused on development of competitively-priced product lines that are responsive to current market including wellbore protection and damage mitigation products as the domestic market has shifted to shutting in wells. In response to a forecasted reduction in capital available to customers for drilling with a shift to optimizing existing infrastructure, the Company initiated several efforts to use specialty chemicals to improve enhanced oil recovery (EOR). The Company has also leveraged its international footprint in the Middle East to include unconventional, conventional, and enhanced oil recovery programs.
The Chemistry Technologies segment has also used its expertise in specialty chemistry, existing chemistry infrastructure and facilities, and historical consumer market experience to launch a product line of sanitizers and disinfectants, as discussed above. The Company believes the new sanitizer and disinfectant products slot into the premium market and will be competitive over the long-term.
The Company has also made changes to its executive team to align with its growth focus. TengBeng Koid, an experienced energy executive with significant upstream, midstream, downstream and digital experience, joined Flotek as President of Global Business in June 2020 and oversees all domestic and international sales and business development efforts for both the Chemistry Technologies and the Data Analytics segments. Additionally, Michael E. Borton joined the Company as Chief Financial Officer in August 2020, bringing 35 years of experience serving in financial and operational leadership roles for high-growth, Software as a Service (SaaS)

technology companies in a wide range of industries. Finally, Ryan Ezell, Ph.D, has been promoted to the role of President of Chemistry Technologies from Senior Vice President of Operations at Flotek.
Consolidated Results of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$8,880	$34,692	$28,296	$77,949
Operating expenses (excluding depreciation and amortization)	11,632	38,121	34,473	82,089
Operating expenses %	131.0%	109.9%	121.8%	105.3%
Corporate general and administrative	5,395	6,054	9,888	13,335
Corporate general and administrative %	60.8%	17.5%	34.9%	17.1%
Depreciation and amortization	468	2,119	2,659	4,379
Research and development costs	1,638	2,076	4,193	4,360
(Gain) loss on disposal of long-lived assets	(22)	(4)	(55)	1,093
Impairment of fixed assets and long-lived assets	—	—	57,454	—
Loss from operations	(10,231)	(13,674)	(80,316)	(27,307)
Operating margin %	(115.2)%	(39.4)%	(283.8)%	(35.0)%
Gain on lease termination	576	—	576	—
Interest and other income (expense), net	62	677	11	(1,213)
Loss before income taxes	(9,593)	(12,997)	(79,729)	(28,520)
Income tax benefit	32	192	6,201	503
Loss from continuing operations	(9,561)	(12,805)	(73,528)	(28,017)
(Loss) income from discontinued operations, net of tax	—	(1,608)	—	44,466
Net (loss) income	$(9,561)	$(14,413)	$(73,528)	$16,449
Net (loss) income %	(107.7)%	(36.9)%	(259.9)%	(35.9)%
Consolidated Results of Operations: Three and Six Months Ended June 30, 2020, Compared to the Three and Six Months Ended June 30, 2019
Consolidated revenue for the three and six months ended June 30, 2020, decreased $25.8 million, or 74.4%, and $49.7 million or 63.7%, respectively, and versus the same periods of 2019. The decrease in revenue was largely a result of the continued volatile macro-environment for U.S. onshore drilling and completion activity, impacted by political and economic events in foreign markets. In addition, concerns related to the COVID-19 virus impacted productivity and customers demand for products.
Consolidated operating expenses (excluding depreciation and amortization) for the three and six months ended June 30, 2020, decreased $26.5 million, or 69.5%, and $48 million or 58.0%, respectively, versus the same periods of 2019, and, as a percentage of revenue, increased by 21.1%, and 16.5%, respectively for the three and six months ended June 30, 2020. The decrease in operating expenses is primarily due to the lower cost of sales as a result of reduced revenues and lower freight, personnel, and travel and entertainment expenses.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs for the three and six months ended June 30, 2020, decreased $0.7 million, or 10.9%, and $3.4 million or 25.8%, respectively, versus the same period of 2019. As a percentage of revenue, CG&A increased 43.3% and 17.8% for the three and six months ended June 30, 2020. The decrease in CG&A costs were primarily due to lower personnel costs, lower software licensing fees, lower stock based compensation and lower professional fees.
Depreciation and amortization expense decreased $1.7 million, or 77.9%, and $1.7 million, or 39.3%, for the three and six months ended June 30, 2020, respectively, and versus the same periods of 2019 primarily due to impairment of fixed and long-lived assets recorded in the first quarter 2020.

Research and development costs decreased $0.4 million, or 21.1%, and $0.2 million, or 3.8%, for the three and six months ended June 30, 2020, respectively, and versus the same periods of 2019 due to lower personnel costs as a result of reduction in force in the first quarter 2020.
Gain on disposal of long-lived assets had no change and increased $1.1 million, or 105.0% for the three and six months ended June 30, 2020, respectively, and versus the same periods of 2019.
Impairment of fixed asset and long-lived assets was $57.5 million due to a write-down of fixed assets, operating right-of-use (“ROU”) assets and intangible assets to estimated fair market value and recorded in the first quarter of 2020.
Loss from operations decreased $3.4 million, or 25.2%, and increased $53.0 million, or 194.1% and for the three and six months ended June 30, 2020, respectively, and versus the same period in 2019. The change in loss is primarily the result of the impairment charges, lower margins, lower sales volumes and lower plant utilization.
Interest and other income (expense), net increased $0.6 million, or 90.8%, and decreased $1.2 million, or 100.9% for the three and six months ended June 30, 2020, respectively, and versus the same period of 2019, primarily due to the termination of the Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank in the first quarter 2019.
The Company recorded an income tax benefit of $6.2 million, primarily as a result of the extended net operating loss carryback provisions included in the CARES Act, yielding an effective tax benefit rate of 0.3%, and 7.7%, for the three and six months ended June 30, 2020, respectively, compared to an income tax benefit of $0.5 million, yielding an effective tax benefit rate of 1.6% and and 3.3% for the comparable periods in 2019.

Results by Segment (in thousands):

Chemistry Technologies

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	7,962	$34,692	$27,378	$77,949
Gross margin	1,301	18,180	2,539	54,609
Gross margin %	16.3%	52.4%	9.3%	70.1%
Income from operations	(3,596)	(7,651)	(66,257)	(12,984)
Income from operations %	(45.2)%	(22.1)%	(242.0)%	(16.7)%

Chemistry Technologies Results of Operations: Three and Six Months Ended June 30, 2020, Compared to the Three and Six Months Ended June 30, 2019
Chemistry Technologies revenue for the three and six months ended June 30, 2020 decreased $26.7 million or 77.0%, and $50.6 million or 64.9%, respectively, versus the same period of 2019. The decrease in revenue during the second quarter of 2020 and the majority of the first half of 2020 was significantly driven by impacts from both the supply and the demand side. The COVID-19 pandemic resulted in a sharp decline in economic activity and a corresponding destruction of global demand for oil and gas, while pricing and production wars between key oil-producing countries led to global oversupply. The demand destruction and oversupply together caused unprecedented disruption to all sectors of the oil and gas markets, with a significant reduction in North American drilling and completion activity and its need for chemicals. While experiencing pricing and overall market compression in the oil and gas sector of the Chemistry Technologies segment, growth in the sanitizer and disinfectant sector evolved as a natural fit with the Company’s core technical and manufacturing capabilities, with potential positive long-term opportunity for diversification and sustainability of the portfolio, representing revenue for the Company in the second quarter of 2020.
Chemistry Technologies gross margin (excluding depreciation and amortization) for the three and six months ended June 30, 2020, decreased $16.9 million, or 92.8%, and $52.1 million or 95.4%, respectively versus the same period of 2019, and as a percentage of revenue, decreased 36.1%, and 60.8% for the three and six months ended June 30, 2020. Gross margins were influenced by shifts in completion technologies to more cost efficient and simplified chemistry and engineering packages, as well as continued pressure on market pricing to maintain key accounts and available market share. Subsequently, the Company executed on a number of activities to reduce cost of sales, freight, personnel, and its operational cost structure to minimize the impacts of revenue declines and modified product mix.
Chemistry Technologies income from operations (excluding depreciation and amortization) for the three and six months ended June 30, 2020, improved $4.1 million, or 53.0%, and decreased $53.3 million or 410.3%, respectively versus the same period of 2019, and as a percentage of revenue, decreased 23.1%, and 225.4% for the three and six months ended June 30, 2020. The increase in loss during the six months ended June 20, 2020 is primarily the result of the impairment charges of $57.5 million and lower margins due to sales volumes and plant utilization recorded in the first quarter of 2020.

Data Analytics

May 18 - June 30
2020
Revenue	$918
Gross margin	370
Gross margin %	40.3%
Income from operations	(1,151)
Income from operations %	(125.4)%

Data Analytics Results of Operations: May 18, 2020 to June 30, 2020

During the second quarter of 2020, the Company announced the purchase of JP3, an equipment and data company that automates real-time data and analytics to the energy industry to maximize the value of their hydrocarbons.

During the second quarter, revenue was hindered by sluggish-to-nonexistent capital spending across the entire oil and gas market. The second quarter came with site lockdowns and extreme caution to prevent the spread of COVID-19. The segment finished the quarter with $0.9 million of revenue that came from existing JP3 customers.

Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2020, the Company was not involved in any unconsolidated SPEs.
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
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting policies and estimates during the six months ended June 30, 2020. However, during the six months ended June 30, 2020, the Company evaluated and recorded remeasurement and impairment charges on right of use assets and fixed assets, respectively. Secondly, during the six months ended June 30, 2020, the Company acquired JP3 and recorded the fair value of net assets acquired as of the closing date of May 18, 2020.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the Company's need to to acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions and repurchase Company stock. During the first six months of 2020, the Company funded capital requirements primarily with cash from operations and cash on hand, including proceeds from the sale of the CICT segment, received on March 1, 2019.
Historically, the Company’s primary source of debt financing was its $75 million Credit Facility with PNC Bank. Upon closing of the sale of the CICT segment, on March 1, 2019, the Company repaid the outstanding balance, interest, and fees related to the revolving credit facility, and subsequently terminated the Credit Facility.

As of June 30, 2020, the Company had available cash and cash equivalents of $59.9 million. For the remainder of 2020, the Company expects capital spending of approximately $2.0 million to $3.0 million for the Company’s Chemistry segment and $1.0 million to $2.0 million for the Company’s Data Analytics segment. The Company expects to fund operations and capital expenditures with internal cash on hand, including the PPP loan funded in April 2020 for $4.8 million to Flotek and $0.9 million to JP3, the tax refund of $6.1 million, and the release of $6.6 million from the indemnity escrow established pursuant to the sale of FCC to ADM effective February 28, 2019.
Any excess cash generated may be used for outside growth opportunities or retained for future use.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(29,216)	$(6,344)
Net cash (used in) provided by investing activities	(16,424)	151,363
Net cash provided by (used in) financing activities	5,023	(49,911)
Net cash provided by discontinued operations	—	16
Effect of changes in exchange rates on cash and cash equivalents	(31)	2
Net (decrease) increase in cash and cash equivalents and restricted cash	$(40,648)	$95,126
Operating Activities
Net cash used in operating activities was $29.2 million and $6.3 million during the six months ended June 30, 2020 and 2019, respectively. Consolidated net loss for the six months ended June 30, 2020 and 2019, totaled $73.5 million and $28.0 million, respectively. The cash used in operating activities is primarily due to two one-time payments, one to FCC to amend the Company’s long-term terpene supply agreement and one to ADM related to the final post-closing working capital adjustment related to the sale of the CICT segment in 2019.
During the six months ended June 30, 2020, non-cash adjustments to net income totaled $62.1 million. Contributory non-cash items consisted primarily of a $57.5 million impairment charge consisting of $30.2 million impairment on fixed assets, $15.2 million on impairment of intangibles, and$7.4 million impairment on ROU assets. Additional non-cash charges included $2.7 million for depreciation and amortization, $0.5 million for allowance for doubtful accounts, $1.5 million for stock compensation expense, and $0.5 million for provision for excess and obsolete inventory.
During the six months ended June 30, 2019, non-cash adjustments to net income totaled $27.0 million. Contributory non-cash items consisted primarily of $17.9 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $4.4 million for depreciation and amortization, $1.1 million on loss of disposal of assets,$0.5 million non-cash lease expense, and $1.7 million for stock compensation expense.
During the six months ended June 30, 2020, changes in working capital used $17.8 million in cash, primarily resulting from a decrease in accrued liabilities and accounts payable of $27.3 million, increase in accounts receivable, inventories and other current assets of $25.2 million, offset by an increase in income tax payable of $0.1 million and reducing income tax receivable by $6.3 million.
During the six months ended June 30, 2019, changes in working capital used $5.3 million in cash, primarily resulting from a decrease in accrued liabilities and accounts payable of $14.4 million, increase in accounts receivable and inventories of $7.2 million partially offset by an increase in income tax payable of $1.2 million, and reducing income tax receivable , other current assets and restricted cash by $17.2 million.
Investing Activities
Net cash used in investing activities was $16.4 million for the six months ended June 30, 2020. The cash used in investing activities is primarily due to the acquisition of JP3 during the second quarter 2020.
Net cash provided by investing activities was $151.4 million for the six months ended June 30, 2019. Cash provided by investing activities primarily included $152.2 million of proceeds from sale of business and $0.1 million of proceeds received from the sale of assets, partially offset by $0.8 million for capital expenditures and $0.2 million for the purchase of various patents.

Financing Activities
Net cash generated through financing activities was $5.0 million for the six months ended June 30, 2020. Cash generated through financing activities primarily included $4.8 million proceeds from borrowings under the PPP, and $0.4 million proceeds from the sale of common stock partially offset by $0.1 million cash used in the purchase of treasury stock.
Net cash used in financing activities was $49.9 million for the six months ended June 30, 2019, primarily due to using $92.7 million for repayments of debt, offset by borrowings on revolving credit facility of $42.9 million.
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
Material contractual obligations consist of payments of finance and operating lease obligations. Contractual obligations at June 30, 2020, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Finance lease obligations	$213	$70	$101	$42	$—
Operating lease obligations	13,969	1,371	2,593	2,684	7,321
Supply commitments for raw materials	17,724	1,974	15,750	—	—
Total	$32,390	$3,899	$18,444	$2,726	$7,321

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

The Company previously identified material weaknesses in its internal control over financial reporting relating to the ineffective design and operating effectiveness of internal controls over the elimination of intercompany profits in inventory, the recording of certain intangible assets and the operating effectiveness of controls relating to impairment analyses of fixed and long-lived assets.

In addition to the material weaknesses mentioned above, during the preparation of the financial statements for the quarter ended June 30, 2020 the Company identified an error relating to the classification of cash flows from the Florida Chemical Company sale in 2019. Specifically, errors were identified relating to the classification of proceeds from the sale and treatment of funds released from escrow subsequent to the sale. Based on these evaluations, the Company has identified the material weaknesses in internal control of financial reporting relating to ineffective design and operation of controls over nonrecurring transactions, including derecognition of items and cash flow presentation relating to disposal transactions, ineffective design and operation of controls over the elimination of intercompany profits in inventory, and operating ineffectiveness of controls relating to impairment evaluations.

The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Form 10-Q and its previously issued financial statements, present fairly in all material respects, the consolidated financial positions, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.

The Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(c) of the Exchange Act as of June 30, 2020 and has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 due to the material weaknesses in internal control over financial reporting described above.

Remediation Plan
As of June 30, 2020, the material weaknesses discussed above have not been remediated. The Company implemented certain remediation action and continues to test and evaluate the elements of the remediation plan.
These elements include:

•	Implementing monitoring controls over the review and validation of intangible assets

•	Expanding monthly close and consolidation procedures

•	Modifying the chart of accounts

•	Expanded monthly management review controls

•	Expanding controls over impairments of long-lived assets

Changes in Internal Control Over Financial Reporting
Except for the remediation actions discussed above, there have been no changes in the Company’s system of internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. Any future development and effects will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic; further adverse revenue, accounts receivable aging and collections, and net income effects; disruptions to our operations; third party providers’ ability to support our operations; customer shutdowns of oil and gas exploration and production; the effectiveness of our work from home arrangements; employee impacts from illness, school closures and other community response measures; any actions taken by governmental authorities and other third parties in response to the pandemic; and temporary closures of our facilities or the facilities of our customers and suppliers. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

Repurchases of the Company’s equity securities during the three months ended June 30, 2020 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2020 to April 30, 2020	562	$0.81
May 1, 2020 to May 31, 2020	40,040	$0.99
June 1, 2020 to June 30, 2020	1,779	$1.02
Total	42,381

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
2.1
Share Purchase Agreement, dated as of January 10, 2019, by and between the Company and ADM (portions of this exhibit have been omitted pursuant to a confidential treatment request, which has been granted) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 4, 2019).[1]

2.2
Membership Interest Purchase Agreement, dated as of May 18, 2020, by and between the Company, JP3 Measurement, LLC, the Sellers party thereto, and John A. Cardwell, as Seller Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 19, 2020).[1]

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Second Amended and Restated Bylaws, dated October 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 17, 2017).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
10.1		Promissory Note dated April 16, 2020 in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 3,April 17, 2020). [1]
10.2		Employment Agreement, dated May 18, 2020, between the Company and Matthew R. Thomas (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2020).
10.3		Employment Agreement, dated June 4, 2020, between the Company and TengBeng Koid (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 22, 2020).
10.4	*	Separation and Release Agreement, dated July 28, 2020, between the Company and Elizabeth Wilkinson
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Schema Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Label Linkbase Document.
101.PRE	*	XBRL Presentation Linkbase Document.
101.DEF	*	XBRL Definition Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed herewith.
**
This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

1		Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. GIBSON, JR.
John W. Gibson, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	August 17, 2020

FLOTEK INDUSTRIES, INC.

By:	/s/ Michael Borton
Chief Financial Officer

Date:	August 17, 2020