Form 10-Q
period 2020-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2020-11-16
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2020, there were 73,094,901 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”), and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek Industries, Inc., (“Flotek” or the “Company”), many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to the Company’s business plan, objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements is included in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), as amended by the Amendment No. 1 on Form 10-K/A to the 2019 Annual Report, filed with the SEC on March 16, 2020 (the “Amendment No. 1”) and Amendment No. 2 on Form 10-K/A to the 2019 Annual Report, filed with the SEC on June 11, 2020 (collectively with the 2019 Annual Report and the Amendment No. 1, the “Annual Report”) and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$49,193	$100,575
Restricted cash	664	663
Accounts receivable, net of allowance for doubtful accounts of $1,150 and $1,527 at September 30, 2020 and December 31, 2019, respectively	10,629	15,638
Inventories, net	14,370	23,210
Income taxes receivable	754	631
Other current assets	3,427	13,191
Total current assets	79,037	153,908
Property and equipment, net	8,694	39,829
Operating lease right-of-use assets	2,368	16,388
Goodwill	8,092	—
Deferred tax assets, net	249	152
Other intangible assets, net	—	20,323
Other long-term assets	33	—
TOTAL ASSETS	$98,473	$230,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,201	$16,231
Accrued liabilities	13,084	24,552
Income taxes payable	25	—
Interest payable	22	—
Current portion of long-term debt	3,462	—
Current portion of operating lease liabilities	651	486
Current portion of finance lease liabilities	58	55
Total current liabilities	23,503	41,324
Long-term debt, less current portion	2,201	—
Deferred revenue, long-term	104	—
Long-term operating lease liabilities	8,408	16,973
Long-term finance lease liabilities	114	158
Deferred tax liabilities, net	14	116
Total liabilities	34,344	58,571
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 140,000,000 shares authorized; 77,972,135 shares issued and 73,323,001 shares outstanding at September 30, 2020; 63,656,897 shares issued and 59,511,416 shares outstanding at December 31, 2019	7	6
Additional paid-in capital	358,726	347,564
Accumulated other comprehensive income	11	181
Accumulated deficit	(261,008)	(142,238)
Treasury stock, at cost; 4,649,134 and 4,145,481 shares at September 30, 2020 and December 31, 2019, respectively	(33,607)	(33,484)
Total stockholders’ equity	64,129	172,029
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,473	$230,600

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$12,739	$21,879	$41,035	$99,827
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	29,466	23,622	63,939	105,711
Corporate general and administrative	2,679	5,685	12,568	19,020
Depreciation and amortization	518	2,058	3,177	6,437
Research and development	1,480	2,297	5,673	6,658
(Gain) loss on disposal of long-lived assets	(37)	3	(92)	1,096
Impairment of goodwill	11,706	—	11,706	—
Impairment of fixed and long-lived assets	12,521	—	69,975	—
Total costs and expenses	58,333	33,665	166,946	138,922
Loss from operations	(45,594)	(11,786)	(125,911)	(39,095)
Other (expense) income:
Gain on lease termination	—	—	576	—
Interest expense	(19)	(1)	(40)	(2,014)
Other income, net	291	436	322	1,238
Total other income (expense), net	272	435	858	(776)
Loss before income taxes	(45,322)	(11,351)	(125,053)	(39,871)
Income tax benefit	81	191	6,282	694
Loss from continuing operations	(45,241)	(11,160)	(118,771)	(39,177)
Income from discontinued operations, net of tax	—	117	—	44,583
Net (loss) income	$(45,241)	$(11,043)	$(118,771)	$5,406

Basic earnings (loss) per common share:
Continuing operations	$(0.66)	$(0.19)	$(1.75)	$(0.67)
Discontinued operations, net of tax	—	—	—	0.76
Basic earnings (loss) per common share	$(0.66)	$(0.19)	$(1.75)	$0.09

Diluted earnings (loss) per common share:
Continuing operations	$(0.66)	$(0.19)	$(1.75)	$(0.67)
Discontinued operations, net of tax	—	—	—	0.76
Diluted earnings (loss) per common share	$(0.66)	$(0.19)	$(1.75)	$0.09

Weighted average common shares:
Weighted average common shares used in computing basic earnings (loss) per common share	68,217	58,608	68,063	58,491
Weighted average common shares used in computing diluted earnings (loss) per common share	68,217	58,608	68,063	58,491

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Loss from continuing operations	$(45,241)	$(11,160)	$(118,771)	$(39,177)
Income from discontinued operations, net of tax	—	117	—	44,583
Net (loss) income	(45,241)	(11,043)	(118,771)	5,406
Other comprehensive (loss) income:
Foreign currency translation adjustment	(40)	36	(168)	154
Comprehensive (loss) income	$(45,281)	$(11,007)	$(118,939)	$5,560

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(118,771)	$5,406
Less: Income from discontinued operations, net of tax	—	44,583
Loss from continuing operations	(118,771)	(39,177)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Change in fair value of contingent consideration	3,200	—
Depreciation and amortization	3,177	6,437
Amortization of deferred financing costs	—	1,428
Provision for doubtful accounts	494	426
Provision for excess and obsolete inventory	10,465	—
Impairment of goodwill	11,706	—
Impairment of right-of-use assets	7,434	—
Impairment of fixed assets	30,178	—
Impairment of intangible assets	32,363	—
(Gain)/loss on disposal of long-lived assets	(668)	1,096
Non-cash lease expense	299	813
Stock compensation expense	2,208	2,829
Deferred income tax provision	(199)	17,983
Reduction in tax benefit related to share-based awards	—	24
Changes in current assets and liabilities:
Accounts receivable, net	4,714	21,629
Inventories, net	3,186	3,000
Income taxes receivable	(140)	2,853
Other current assets	823	(4,036)
Other long-term assets	(16)	3,286
Accounts payable	(11,906)	(4,434)
Accrued liabilities	(17,689)	(14,205)
Income taxes payable	25	595
Interest payable	22	(8)
Net cash (used in) provided by operating activities	(39,095)	539
Cash flows from investing activities:
Capital expenditures	(836)	(1,869)
Proceeds from sale of business	9,907	155,498
Proceeds from sale of assets	86	234
Purchase of JP3, net of cash acquired	(26,284)	—
Purchase of patents and other intangible assets	(8)	(590)
Net cash (used in) provided by investing activities	(17,135)	153,273
Cash flows from financing activities:
Borrowings on revolving credit facility	—	42,984
Repayments on revolving credit facility	—	(92,613)
Proceeds from Paycheck Protection Program loan	4,788	—
Purchase of treasury stock related to share-based awards	(123)	(207)
Proceeds from sale of common stock	416	7
Payments for finance leases	(152)	(51)
Net cash provided by (used in) financing activities	4,929	(49,880)
Discontinued operations:
Net cash used in operating activities	—	(321)
Net cash provided by investing activities	—	337
Net cash flows provided by discontinued operations	—	16
Effect of changes in exchange rates on cash and cash equivalents	(80)	2
Net (decrease) increase in cash and cash equivalents and restricted cash	(51,381)	103,950
Cash and cash equivalents at the beginning of period	100,575	3,044
Restricted cash at the beginning of period	663	—
Cash and cash equivalents and restricted cash at beginning of period	101,238	3,044
Cash and cash equivalents at end of period	49,193	106,994
Restricted cash at the end of period	664	663
Cash and cash equivalents and restricted cash at the end of period	$49,857	$107,657

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2020	77,626	$7	4,459	$(33,566)	$357,981	$51	$(215,767)	$108,706
Net loss	—	—	—	—	—	—	(45,241)	(45,241)
Foreign currency translation adjustment	—	—	—	—	—	(40)	—	(40)
Stock issued under employee stock purchase plan	—	—	(25)	—	58	—	—	58
Restricted stock granted	346	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	179	—	—	—	—	—
Treasury stock purchased	—	—	36	(41)	—	—	—	(41)
Stock compensation expense	—	—	—	—	687	—	—	687
Balance, September 30, 2020	77,972	$7	4,649	$(33,607)	$358,726	$11	$(261,008)	$64,129

	Three months ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2019	62,956	$6	3,948	$(33,378)	$345,217	$149	$(91,874)	$220,120
Net income	—	—	—	—	—	—	(11,043)	(11,043)
Foreign currency translation adjustment	—	—	—	—	—	36	—	36
Stock issued under employee stock purchase plan	—	—	(7)	—	15	—	—	15
Restricted stock granted	82	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	159	—	—	—	—	—
Treasury stock purchased	—	—	30	(66)	—	—	—	(66)
Stock compensation expense	—	—	—	—	1,160	—	—	1,160
Balance, September 30, 2019	63,038	$6	4,129	$(33,444)	$346,392	$185	$(102,917)	$210,222

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Nine months ended September 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2019	63,657	$6	4,145	$(33,484)	$347,565	$179	$(142,237)	$172,029
Net loss	—	—	—	—	—	—	(118,771)	(118,771)
Foreign currency translation adjustment	—	—	—	—	—	(168)	—	(168)
Stock issued under employee stock purchase plan	—	—	(50)	—	78	—	—	78
Restricted stock granted	2,815	—	—	—	338	—	—	338
Restricted stock forfeited	—	—	457	—	—	—	—	—
Treasury stock purchased	—	—	97	(123)	—	—	—	(123)
Stock compensation expense	—	—	—	—	2,208	—	—	2,208
Stock issued in JP3 acquisition	11,500	1	—	—	8,537	—	—	8,538
Balance, September 30, 2020	77,972	$7	4,649	$(33,607)	$358,726	$11	$(261,008)	$64,129

	Nine months ended September 30, 2019
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$31	$(108,323)	$202,013
Net income	—	—	—	—	—	—	5,406	5,406
Foreign currency translation adjustment	—	—	—	—	—	154	—	154
Stock issued under employee stock purchase plan	—	—	(7)	—	15	—	—	15
Restricted stock granted	875	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	292	—	—	—	—	—
Treasury stock purchased	—	—	74	(207)	—	—	—	(207)
Stock compensation expense	—	—	—	—	2,841	—	—	2,841
Balance, September 30, 2019	63,038	$6	4,129	$(33,444)	$346,392	$185	$(102,917)	$210,222

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations

Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven, specialty chemistry and data company that serves customers across industrial, commercial and consumer markets. Flotek’s Chemistry Technologies segment develops, manufactures, packages, distributes, delivers, and markets high-quality sanitizers and disinfectants for commercial, governmental and personal consumer use. Additionally, Flotek empowers the energy industry to maximize the value of their hydrocarbon streams and improve return on invested capital through its real-time data platforms and chemistry technologies. Flotek serves downstream, midstream and upstream customers, both domestic and international.
During the second quarter of 2020, the Company acquired JP3 Measurement, LLC (“JP3”) and evaluated segment information. The Company identified two operating segments: Chemistry Technologies and Data Analytics, which are both supported by its continuing Research & Innovation advanced laboratory capabilities. For further discussion of our operations and segments, refer to Note 18, “Business Segment, Geographic and Major Customer Information.” For further discussion of the JP3 acquisition, refer to Note 3, “JP3 Acquisition.”
The Company was initially incorporated under the laws of the Province of British Columbia in 1985. In October 2001, the Company changed its corporate domicile to the state of Delaware.
Basis of Presentation
The accompanying unaudited Financial Statements reflect all adjustments, in the opinion of management, necessary for fair statement of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The Financial Statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the SEC regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim Financial Statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report. A copy of the 2019 Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com.
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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic, which continues to exist throughout the United States and around the world. While this outbreak continues to severely impact global economic activity, during the third quarter of 2020 many countries and many states within the United States began to develop a plan to gradually re-open businesses and schools and lift some restrictions related to quarantines and travel with guidance from federal, state and local legislators.

The current resurgence of COVID-19 could have a negative impact upon both our digital and oil field chemical business. The November 2020 announcement by Pfizer of a potential COVID-19 vaccine could reduce the demand for our janitorial and sanitizer products.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and continued reduction in international and U.S. economic activity. These effects and the volatility in oil prices have materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas as well as for our services and products. In the second and third quarters of 2020, these conditions and the related financial impact have continued and, in some cases, worsened. The Company’s primary markets in the U.S. are particularly subject to the financial impact of a collapse in oil prices. As a result, the Company recorded an impairment to property, plant and equipment, intangible assets, and

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operating right-of-use assets during the first quarter of 2020 and additional impairment charges to goodwill and intangible assets in the third quarter of 2020. See Note 10, “Impairment of Fixed and Long-lived Assets”. In addition, the Company adopted social distancing and work-from-home procedures, which have had and may continue to have an impact on the ability of employees and management of the Company to communicate and work efficiently.

In response to the deteriorating market conditions and anticipating ongoing volatility, the Company has also reduced its cost structure to meet anticipated market activity and reduce the Company’s break-even levels. Among other cost-cutting and cash preservation initiatives:

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

•	The Company decreased discretionary spending across all business operations.

•	The Company reduced overall headcount by 35% on March 30, 2020. Additionally, the Company reduced the headcount of the Data Analytics segment by 35% in October 2020.

While the full impact and duration of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. Any future development and effects are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; further adverse revenue, accounts receivable aging and collections, and net income effects; disruptions to our operations; third-party providers’ ability to support our operations; customer shutdowns of oil and gas exploration and production; the effectiveness of our work from home arrangements; employee impacts from illness, school closures and other community response measures; any actions taken by governmental authorities and other third parties in response to the pandemic; and temporary closures of our facilities or the facilities of our customers and suppliers.

Restricted Cash

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassifications did not impact previously reported net loss and stockholders’ equity.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements
Application of New Accounting Standards
Effective January 1, 2019, the Company adopted the accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” including subsequent amendments. This standard (ASC 842) requires the recognition of Right-Of-Use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP (ASC 840). Upon adoption, the Company recorded operating lease ROU assets and corresponding operating lease liabilities, net of deferred rent, representing the present value of future lease payments under operating leases with terms of greater than twelve months. The adoption of this standard did not have a material impact on the consolidated statements of operations or cash flows. Refer to Note 5 — “Leases” for further information surrounding adoption of this new standard.
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
The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this standard, including subsequent amendments, on the consolidated financial statements and related disclosures.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — JP3 Acquisition
During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, targeting an increase of processing efficiencies and valuation of natural gas, crude oil, and refined fuels. The transaction was valued at approximately $36.6 million, as of the transaction closing date, comprised of $25.0 million in cash, subject to certain adjustments and contingent consideration as described below, and 11.5 million shares in Flotek common stock with an estimated fair value of $8.5 million, net of a discount for marketability due to a lock-up period. The payment of $25.0 million was subject to certain purchase price adjustments, and the total non-equity consideration at closing was comprised of $25.0 million plus net working capital in excess of the target net working capital of $1.9 million. Additionally, the Company was subject to contingent consideration estimated at $1.2 million for two potential earn-out provisions totaling $5.0 million based on certain stock performance targets. The first and second earn-out provisions occur if the ten-day volume-weighted average share price equals or exceeds $2 per share and $3 per share, respectively, before May 18, 2025.

The following table summarizes the fair value of JP3’s assets acquired as of the closing date of May 18, 2020 (in thousands):

Tradenames and trademarks	$1,100
Technology and know-how	5,000
Customer lists	6,800
Inventory	7,100
Cash	604
Net working capital, net of cash and inventory	(1,063)
Fixed assets	426
Long-term debt assumed and other assets (liabilities)	(893)
Goodwill	17,522
Net assets acquired	$36,596

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded transaction costs of $0.5 million for professional services including legal, accounting, and other professional or consulting fees in connection with the JP3 acquisition to the Company’s operating expenses (excluding depreciation and amortization) in the consolidated statements of operations during the second quarter of 2020.
During the third quarter of 2020, the Company made certain measurement period adjustments to inventory, resulting in an increase of goodwill of $2.3 million. See Note 8 - “Inventories”.
As discussed in Note 10-“Impairment of Fixed and Long-lived Assets”, during the third quarter of 2020, the Company identified a triggering event under ASC 350, Intangibles — Goodwill and Other, and completed an impairment analysis at the Data Analytics reporting unit level. During the three months ended September 30, 2020, the Company recognized a goodwill impairment charge of $11.7 million and finite-lived intangible assets impairment charge of $12.5 million in the Data Analytics reporting unit, which resulted from the extended impact of COVID-19 and subsequent decline in oil and gas and lower performance than expected by the reporting unit. As a result of these factors, the Company concluded that sufficient indicators existed to require an interim quantitative assessment of goodwill for that reporting unit as of September 30, 2020. The fair value of the reporting unit was estimated based on an analysis of the present value of future discounted cash flows. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth.
During the third quarter of 2020, the first stock performance target was achieved, and the Company recorded a liability of $2.5 million for the first earn-out payment, which is included in accrued liabilities in the accompanying balance sheet as of September 30, 2020. The Company also estimated the fair value of the remaining stock performance earn-out provision. At September 30, 2020, the estimated fair value of the remaining contingent liability was $1.9 million, an increase of $0.7 million during the quarter. As the achievement of earn-out provisions and changes in fair value estimates are not acquisition adjustments, the Company recorded $3.2 million of expense for achievement of the first stock performance target and the increase in the fair value of the contingent consideration as a component of operating income for continuing operations for the periods ended September 30, 2020.

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
Pursuant to the post-closing working capital dispute resolution procedures set forth in the Share Purchase Agreement, the Company and ADM engaged a neutral third party auditor to help reach agreement on the final post-closing working capital adjustment. In February 2020, the third-party auditor ruled in favor of awarding ADM the entire disputed amount. As a result, the working capital adjustment escrow balance was released to ADM and a corresponding reduction was made to the gain on sale of business as of December 31, 2019.
On February 26, 2020, Flotek Chemistry entered into an amendment to the terpene supply agreement between Flotek Chemistry and FCC. Pursuant to the terms and conditions of the amendment, the terpene supply agreement was amended to, among other things, (a) reduce the minimum quantity of terpene that Flotek Chemistry is required to purchase by approximately 3/4ths in 2020 and by approximately half in each of 2021, 2022 and 2023, (b) provide a fixed per pound price for terpene in 2020, (c) reduce the maximum amount of terpene subject to the terpene supply agreement by approximately 1/3rd, and (d) change the payment terms to net 45 days. In order to make the terms and conditions of the amendment to the terpene supply agreement effective, Flotek Chemistry made a one-time payment in February 2020 of $15.8 million to ADM. The expense associated with the terpene supply agreement amendment payment was recorded as a loss on contract purchase commitments, reported in operating expenses in continuing operations in December 2019.
For the nine months ended September 30, 2020, the Company recognized a loss of $0.8 million associated with the amended terpene supply agreement due to adjustments in the Company’s expected usage of terpene in blended products in 2020.
During the first quarter of 2020, as scheduled, $3.3 million of the indemnity escrow was released to the Company. During the second quarter of 2020 the remaining indemnity escrow of $6.6 million was released to the Company.
The following summarized financial information has been segregated from continuing operations and reported as Discontinued Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Consumer and Industrial Chemistry Technologies
Revenue	$—	$—	$—	$11,031
Operating expenses	—	—	—	(11,572)
Research and development	—	—	—	(69)
Loss from operations	—	—	—	(610)
Other income	—	—	—	35
Gain on sale of business	—	148	—	67,842
Income before income taxes	—	148	—	67,267
Income tax expense	—	(31)	—	(22,684)
Net income from discontinued operations	$—	$117	$—	$44,583

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Leases
During the first quarter of 2020, the Company made the decision to cease use of the corporate headquarters leased offices and move corporate employees to the Global Research and Innovation Center (“GRIC”) during second quarter of 2020. In addition, the lease liability and corresponding ROU assets for the corporate headquarters and GRIC were remeasured to remove the anticipated term extensions as the Company determined it was no longer reasonably certain to utilize the extension at the GRIC. The remeasurement resulted in adjustments to lease liabilities and ROU assets totaling of $6.2 million each as of March 31, 2020.
In addition, during the three months ended March 31, 2020, the Company recorded an impairment of the ROU assets totaling $7.4 million. For further discussion, refer to Note 10, “Impairment of Fixed and Long-lived Assets.”
During the second quarter of 2020, the Company terminated the lease of the corporate headquarters office in exchange for a one-time payment of $1.0 million and moved all employees to the GRIC facility effective as of June 29, 2020. As a result of terminating the corporate headquarters office lease and making the one-time payment, the Company recorded a gain on lease termination of $0.6 million recorded in gain on lease termination.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating lease expense	$258	$652	$1,112	$1,958
Finance lease expense:
Amortization of right-of-use assets	4	357	13	577
Interest on lease liabilities	5	3	14	6
Total finance lease expense	9	360	27	583
Short-term lease expense	57	22	145	97
Total lease expense	$324	$1,034	$1,284	$2,638

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$317	$584	$2,312	$1,749
Operating cash flows from finance leases	5	3	13	6
Financing cash flows from finance leases	51	6	152	51

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$311	$17
2021	1,330	70
2022	1,283	47
2023	1,311	39
2024	1,341	23
Thereafter	8,185	—
Total lease payments	$13,761	$196
Less: Interest	(4,702)	(24)
Present value of lease liabilities	$9,059	$172

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$2,368	$16,388

Current portion of operating lease liabilities	$651	$486
Long-term operating lease liabilities	8,408	16,973
Total operating lease liabilities	$9,059	$17,459

Finance Leases
Property and equipment	$147	$293
Accumulated depreciation	(18)	(28)
Property and equipment, net	$129	$265

Current portion of finance lease liabilities	$58	$55
Long-term finance lease liabilities	114	158
Total finance lease liabilities	$172	$213

Weighted Average Remaining Lease Term
Operating leases	9.9 years	16.6 years
Finance leases	3.8 years	4.6 years

Weighted Average Discount Rate
Operating leases	8.9%	8.9%
Finance leases	8.5%	9.0%

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
The majority of the products from the Chemistry Technologies are sold at a point in time and service contracts are short term in nature. Sales are billed on a monthly basis with payment terms customarily 30-45 days for domestic and 60 days for international from invoice receipt. In addition, sales taxes are excluded from revenues.

The Data Analytics segment recognizes revenue for sales of equipment at the time of sale. Revenue related to service and support is recognized over time.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition). Product sales accounted for over 90% of total revenue for the three and nine months ended September 30, 2020 and 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company differentiates revenue and operating expenses (excluding depreciation and amortization) based on whether the source of revenue is attributable to products or services. Revenue and operating expenses (excluding depreciation and amortization) disaggregated by revenue source are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Products	$12,076	$21,031	$39,053	$96,733
Services	663	848	1,982	3,094
	$12,739	$21,879	$41,035	$99,827
Operating expenses (excluding depreciation and amortization):
Products	$29,041	$23,542	$62,866	$105,078
Services	425	80	1,073	633
	$29,466	$23,622	$63,939	$105,711

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
Contract Balances
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract liabilities associated with incomplete performance obligations are not material.
Note 7 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Supplemental cash payment information:
Interest paid	$20	$595
Income taxes paid, net of refunds	(5,927)	887

Supplemental schedule of non-cash investing and financing activities:
Equity issued - acquisition of JP3	$8,538	$—
Accrued capital expenditures	71	141

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Inventories
Inventories are as follows (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$7,413	$4,339
Finished goods	18,451	24,569
Inventories	25,864	28,908
Less reserve for excess and obsolete inventory	(11,494)	(5,698)
Inventories, net	$14,370	$23,210

The provision recorded in the third quarter of 2020 includes charges of $5.7 million for the Chemistry Technologies segment and $3.9 million for the Data Analytics segment. The increase in excess and obsolescence is attributable to the Company’s product rationalization efforts, which included a reduction in the number of materials carried within the portfolio and identification of those materials for which the Company will no longer actively market or carry quantities in excess of current and estimated future usage requirements.

During the third quarter of 2020, the Company completed its review of inventory purchased in the JP3 acquisition. The Company identified measurement period adjustments reducing inventory by $2.3 million. For further discussion of the JP3 acquisition see Note 3, “JP3 Acquisition,” and for measurement period adjustments, see Note 11, “Goodwill.”
Note 9 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2020	December 31, 2019
Land	$3,282	$4,440
Buildings and leasehold improvements	6,067	38,741
Machinery and equipment	6,928	27,694
Fixed assets in progress	906	—
Furniture and fixtures	645	1,671
Transportation equipment	1,190	1,440
Computer equipment and software	1,296	3,348
Property and equipment	20,314	77,334
Less accumulated depreciation	(11,620)	(37,505)
Property and equipment, net	$8,694	$39,829

Fixed assets in progress are costs incurred during the third quarter of 2020 for capitalized sanitizer equipment upgrades.
Depreciation expense totaled $0.3 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $2.3 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively.
During the three months ended March 31, 2020, an impairment was recognized for $30.2 million. No impairment was recognized for the three months ended September 30, 2020.
Note 10 — Impairment of Fixed and Long-lived Assets

The Company recorded impairment charges of fixed and intangible assets during the following periods (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,	Nine months ended September 30,
	2020	2020
Property and equipment, net	$—	$30,178
Operating lease right-of-use assets	—	7,434

Other Intangibles:
Patents and technology	4,831	14,733
Customer relationships	6,631	15,796
Intangible assets in progress	—	596
Trademarks and brand names	1,059	1,238
Total other intangibles	12,521	32,363

Total impairment of fixed, long-lived assets and intangibles	$12,521	$69,975

During the first quarter of 2020, the price of crude oil declined by over 50%, trading below $25 per barrel, causing a significant disruption across the industry, which began to negatively impact the Company’s results of operations. These declines of results of operations were driven by an oversupply of oil, insufficient storage, and demand destruction resulting from the reaction to COVID-19. Based on these factors, the Company concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020.

Using the income approach, the fair value of the reporting unit was determined based on the present value of future cash flows. The Company utilized internal forecast trends and potential growth rates to estimate future cash flows of the asset group. Based on the results of the quantitative assessment, the Company concluded the carrying value of the asset group exceeded its fair value as of March 31, 2020 and an impairment loss of $57.5 million was recorded as a result of the adverse effect of the COVID-19 pandemic, estimated effect on the economy, and the related negative impact on oil and natural gas prices on projections of future cash flows.

During the second quarter of 2020, the Company purchased JP3 and formed the Data Analytics segment. The segment finished the third quarter with $0.7 million of revenue, most of which came from existing customers on minor project expansions. During the third quarter, revenue declined compared to the revenue after the date of acquisition in the second quarter. These declines were driven by reduced demand in the oil and gas sector because of capital spending reductions across our customer base, potential international markets addressed in original forecast were lower than anticipated, delayed start of the Company’s global sales business executive and continued impact of COVID-19. Although the site lockdowns and extreme caution to prevent the spread of COVID-19 that began in the first half of 2020 began to ease during the third quarter, the segment saw very little of the expected repeat business and almost none from new customers due to frozen budgets. Secondly, COVID-19 restrictions adversely impacted the Company’s ability to physically gain on-site access to customers’ operations, including laboratory and testing facilities, which is a critical component to JP3’s multi-phased sales approach.
In consideration of these events, management evaluated forecasted sales activity, expected margins and the long-term expectations of the Data Analytics segment. Based on these factors, the Company concluded a reduction in headcount was warranted and that a triggering event occurred in the Data Analytics segment and, accordingly, an interim quantitative impairment test was performed as of September 30, 2020.
Using the income approach, the fair value of the reporting unit was determined based on the present value of future cash flows. The Company utilized internal forecast trends and potential growth rates to estimate future cash flows of the asset group. Based on the results of the quantitative assessment, the Company concluded the carrying value of the asset group exceeded its fair value as of September 30, 2020 and an impairment loss of $12.5 million in the Data Analytics reporting unit, which resulted from reduced demand in the oil and gas sector, extended impact of the COVID-19 pandemic, and lower performance than expected by the reporting unit. See Note 3 - “JP3 Acquisition”.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Goodwill
Goodwill from the acquisition of JP3 is as follows (in thousands):

Goodwill at December 31, 2019	$—
Goodwill from acquisition of JP3	17,522
Measurement period adjustment	2,276
Impairment of goodwill	(11,706)
Goodwill at September 30, 2020	$8,092

During the third quarter of 2020, the Company made certain measurement period adjustments to inventory, resulting in an increase of goodwill of $2.3 million. See Note 8 - Inventories.
During the three months ended September 30, 2020, the Company recognized a goodwill impairment charge of $11.7 million in the Data Analytics reporting unit. See Note 3 - JP3 Acquisition.
Note 12 — Other Intangible Assets
Other intangible assets are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Cost (1)	Accumulated Amortization	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$—	$—	$17,493	$6,715
Customer relationships	—	—	15,367	6,013
Trademarks and brand names	—	—	1,351	1,160
Total finite-lived intangible assets	$—	$—	$34,211	$13,888

Carrying value:
Other intangible assets, net	$—		$20,323

(1) During the three months ended September 30, 2020, the Company recorded impairment charges to patents of $4.8 million, customer lists of $6.6 million, and trademarks and brand names of $1.1 million. See Note 10 - Impairment of Fixed and Long-lived Assets.
Amortization of finite-lived intangible assets acquired totaled $0.3 million and $0.5 million and $0.9 million and $1.5 million for the three months and nine months ended September 30, 2020 and 2019, respectively.

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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020 and 2019, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 0.1 million restricted stock units and 4.3 million stock options for the three and nine months ended September 30, 2020 and 0.5 million restricted stock units for the three and nine months ended September 30, 2019.
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these accounts. The Payroll Protection Program (“PPP”) loans for Flotek and JP3 also approximate fair value due to maturity in less than two years.
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy:

				Balance at September 30,				Balance at December 31,
	Level 1	Level 2	Level 3	2020	Level 1	Level 2	Level 3	2019
Contingent consideration	$—	$—	$1,900	$1,900	$—	$—	$—	$—

During the third quarter of 2020, the first stock performance target of the contingent consideration was achieved and the Company accrued a liability of $2.5 million, which was transferred out of Level 3 to a current liability. No other transfers occurred during three and nine month periods ending September 30, 2020. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the period ending December 31, 2019.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended March 31, 2020, the Company recorded an impairment of $57.5 million for impairment on long-lived assets. Management inputs used in fair value measurements were classified as Level 3.
As noted in Note 3, the Company acquired JP3 in May 2020. The fair values of JP3’s long-lived assets, and intangibles were determined using the income approach. The fair value of the the Company’s inventory was determined using the comparative sales method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

represent a Level 3 measurement, other than cash and working capital accounts, which carrying amounts were determined to approximate fair value due to their short-term nature.
During the three months ended September 30, 2020, the Company recorded an impairment charge on finite-lived assets of $12.5 million and an impairment charge on goodwill of $11.7 million. The fair value of the reporting unit was estimated based on an analysis of the present value of future discounted cash flows. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
In conjunction with the May 2020 acquisition of JP3, the Company recorded contingent consideration of $1.2 million. Management inputs used in the fair value measurement were classified as Level 3. During the third quarter of 2020, the first stock performance target for the contingent consideration was achieved, resulting in an accrued liability of $2.5 million. The Company also estimated the fair value of the remaining stock performance earn-out provision at September 30, 2020, and increased the estimated fair value of the contingent liability to $1.9 million. The expense for achievement of the first stock performance target and the increase in the fair value of the contingent consideration are recorded in operating expenses in continuing operations for the periods ended September 30, 2020.
The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance - beginning of period	$1,200	$—	$—	$—
Additions / issuances	—	—	1,200	—
Change in fair value	3,200	—	3,200	—
Transfer out of Level 3	(2,500)	—	(2,500)	—
Balance - end of period	$1,900	$—	$1,900	$—

Note 15 — Debt

In April 2020, the Company received a $4.8 million loan under the PPP, which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In connection with the acquisition of JP3 in May 2020, the Company assumed a PPP loan of $0.9 million obtained by JP3 in April 2020. The PPP loans have a fixed interest rate of 1%, mature in two years and no payments of principal or interest were due during the ten-month period beginning on the date of the PPP loans.

A portion of the loans are eligible for forgiveness by the SBA depending on the extent of proceeds used for payroll costs and other designated expenses incurred for up to 24 weeks following loan origination, subject to adjustments for headcount reductions and compensation limits and provided that at least 60% of the eligible costs incurred are used for payroll. Receipt of these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations of the Company. This certification further requires the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. As of September 30, 2020, the Company has not applied for or estimated the potential forgiveness on the PPP loans. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of each PPP loan is two years. The PPP loans are subject to any new guidance and new requirements released by the Department of the Treasury, which initially indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (Small Business Administration) audit to further ensure PPP loans are limited to eligible borrowers in need.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt, including current portion, is as follows (in thousands):

September 30, 2020
Current portion of long-term debt
Flotek PPP loan	$2,926
JP3 PPP loan	536
Total current portion of long-term debt	$3,462

Long-term debt:
Flotek PPP loan	$1,862
JP3 PPP loan	339
Total long-term debt, net of current portion	$2,201

Note 16 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.2	1.7	0.1	1.0
Non-U.S. income taxed at different rates	(0.2)	0.7	—	1.0
Increase (reduction) in tax benefit related to stock-based awards	0.1	(1.1)	—	(1.8)
Non-deductible expenses	(0.1)	—	—	(0.3)
Research and development credit	—	0.4	0.1	0.6
Increase in valuation allowance	(20.8)	(20.7)	(17.9)	(17.9)
Effect of tax rate differences of NOL carryback	—	—	1.7	—
Other	—	(0.4)	—	(0.3)
Effective income tax rate	0.2%	1.6%	5.0%	3.3%

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
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to reverse. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more-likely-than-not. In assessing the need for a valuation allowance, the Company considers all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income.
As of December 31, 2019, the Company determined that it was more-likely-than-not that it would not realize the benefits of certain deferred tax assets and, therefore, it recorded a $19.9 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to certain state jurisdictions. As a result of the NOL carryback allowed by the

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARES Act, the Company released a valuation allowance of $4.0 million related to its deferred tax assets attributable to its U.S. federal NOLs. The Company continues to have a full valuation allowance against net deferred tax assets as it is not more-likely-than-not they will be utilized.
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

A reconciliation of changes in common shares issued during the nine months ended September 30, 2020 is as follows:

Shares issued at December 31, 2019	63,656,897
Issued to purchase JP3	11,500,000
Issued as restricted stock award grants	2,815,238
Shares issued at September 30, 2020	77,972,135

Note 18 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by chief operating decision-maker in deciding how to allocate resources and assess performance. The operations of the Company are categorized into two reportable segments: Chemistry Technologies and Data Analytics.

Chemistry Technologies. The Chemistry Technologies segment includes specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies in the drilling and completion of their wells. The Company designs, develops, manufactures, packages, distributes, delivers and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Customers of the Chemistry Technologies business segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies.

In the second quarter of 2020, the Chemistry Technologies segment launched a line of sanitizers and disinfectants for commercial and personal consumer use. These products build on the Company’s historical expertise in chemistry and leverage its infrastructure, personnel, competencies, supply chain, research, and historic consumer market experiences yielding a competitive product offering in this rapidly growing segment. The newly launched products, which include the Food and Drug Administration (“FDA”) compliant hand and surface sanitizers, target growth opportunities across diverse sectors including hospitals, travel and hospitality, food services, e-commerce and retail, sports and entertainment and other industrial and commercial markets.
Data Analytics. The Data Analytics segment, created in the second quarter of 2020 in conjunction with the acquisition of JP3 on May 18, 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable information about the composition of its energy customers’ hydrocarbon fluids. The customers of the Data Analytics segment span across the entire market, from production upstream to midstream facilities to refineries and distribution networks. To date, the Data Analytics segment has focused solely on North American markets. The Data Analytics segment provides real-time hydrocarbon composition data that helps its customers generate additional profit by enhancing blending, optimizing transmix, increasing efficiencies of towers, enabling automation and robotization of fluid handling, and reducing losses due to give-away (i.e. that portion of a product of higher value than what is specified) using real-time process information.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2020
Net revenue from external customers	$12,083	$656	$—	$12,739
Loss from operations, including impairment	(8,880)	(34,035)	(2,679)	(45,594)
Depreciation and amortization	244	274	—	518
Additions to long-lived assets	906	—	—	906

2019
Net revenue from external customers	$21,879	$—	$—	$21,879
Loss from operations	(5,917)	—	(5,869)	(11,786)
Depreciation and amortization	1,870	—	188	2,058
Additions to long-lived assets	1,102	—	—	1,102

For the nine months ended September 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2020
Net revenue from external customers	$39,462	$1,573	$—	$41,035
Loss from operations, including impairment	(75,137)	(35,185)	(15,589)	(125,911)
Depreciation and amortization	2,300	405	472	3,177
Additions to long-lived assets	906	—	—	906

2019
Net revenue from external customers	$99,827	$—	$—	$99,827
Loss from operations	(18,407)	—	(20,688)	(39,095)
Depreciation and amortization	5,588	—	849	6,437
Additions to long-lived assets	1,869	—	—	1,869

(1) The financial information disclosed above for Data Analytics is for the period May 18, 2020 to September 30, 2020.
Assets of the Company by reportable segments are as follows (in thousands):

	September 30, 2020	December 31, 2019
Chemistry Technologies	$44,764	$116,110
Data Analytics	11,427	—
Corporate and Other	42,282	114,490
Total assets	$98,473	$230,600

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual country other than the United States (“U.S.”) and the United Arab Emirates (“U.A.E.”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
U.S.	$9,928	$19,663	$32,639	$89,653
U.A.E	1,473	865	3,781	2,662
Other countries	1,338	1,351	4,615	7,512
Total	$12,739	$21,879	$41,035	$99,827

Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Customer A	34.9%	11.1%	19.3%	*
Customer B	14.1%	35.9%	24.7%	16.7%
Customer C	*	*	*	12.3%

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

Commitments
The Company agreed to provide indemnification to National Oilwell DHT, L.P. for certain intellectual property-related claims in connection with sale of its Teledrift business unit in 2017. The expenses incurred by the Company were minimal and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. The Company expects to incur additional costs in the next six months, which are estimated to range between $0.3 million and $0.5 million, but could be higher.
Concentrations and Credit Risk

The majority of the Company’s revenue is derived from its Chemistry Technologies segment, which consists predominantly of customers within the oil and gas industry and the sanitizer industry to a lesser extent.  Customers within the oil and gas industry include oilfield services companies, integrated oil and natural gas companies, independent oil and natural gas companies, and state-owned national oil companies. Customers within the sanitizer industry typically include industrial and consumer markets, including hospitals, travel and hospitality, food services, e-commerce and retail, sports and entertainment. Given the increase in global demand for sanitizer products due to COVID-19, the Company's concentration of customers is shifting and diversifying, which helps to reduce credit and business risk. Customers within the sanitizer industry are not significantly impacted by commodity prices and typically are financially stable or public institutions.

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
At June 30, 2019, the Company recorded a liability of $2.4 million related to the estimated employment tax under-withholding for the years 2014 through 2018. At September 30, 2019, the liability totaled $1.8 million, after the Company paid $0.6 million to the IRS for these taxes and made an additional accrual covering the estimated under-withholding tax liability through 2019. In addition, at September 30, 2019 the Company recorded a receivable from the affiliated companies of Mr. Chisholm totaling $2.4 million. In October 2019, an amendment to the employment agreement was executed, giving the Company the contractual right of offset for any amounts owed to the Company, and giving the Company the right to withhold payments equal to amounts reasonably estimated to potentially become due to the Company by the affiliated companies from any amounts owed under the employment agreement. During the three months ended March 31, 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of September 30, 2020, the receivable from Mr. Chisholm was $1.4 million, which is equal to the payable to the IRS and was netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.
On January 5, 2020, Mr. Chisholm ceased to be an employee of the Company.
Note 21 — Subsequent Events

In October 2020, the Company executed a reduction in headcount of 35% in the Data Analytics segment.

In October 2020, the Company paid $2.5 million into escrow in accordance with the terms of the JP3 Membership Interests Purchase Agreement to settle the earn-out payment recorded as a liability accrued at September 30, 2020, for the achievement of the first stock performance target as disclosed in Note 3, “JP3 Acquisition.”

In October 2020, the Company received two Canadian income tax refunds totaling $0.3 million.

On November 13, 2020, Matthew Thomas, JP3 President/ Flotek Executive Vice President of Data Analytics, departed the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven, specialty chemistry and data company that serves customers across industrial, commercial and consumer markets. Flotek’s Chemistry Technologies segment develops, manufactures, packages, distributes, delivers, and markets high-quality sanitizers and disinfectants for commercial, governmental and personal consumer use. Additionally, Flotek empowers the energy industry to maximize the value of their hydrocarbon streams and improve return on invested capital through its real-time data platforms and chemistry technologies. Flotek serves downstream, midstream and upstream customers, both domestic and international.
During the second quarter of 2020, the Company acquired JP3 Measurement, LLC (“JP3”) and evaluated segment information. The Company identified two operating segments: Chemistry Technologies and Data Analytics, which are both supported by its continuing Research & Innovation advanced laboratory capabilities.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto of this Quarterly Report, as well as the Annual Report. Phrases such as “Company,” “we,” “our,” and “us” refer to Flotek Industries, Inc. and its subsidiaries.
Continuing Operations

The Company has two operating segments: Chemistry Technologies and Data Analytics, which are both supported by its continuing Research and Innovation advanced laboratory capabilities.
Chemistry Technologies
The Company’s Chemistry Technologies segment includes an energy-focused product line that is comprised of specialty chemistries, logistics and technology services. The Company designs, develops, manufactures, packages, distributes, delivers, and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation, and stimulation activities designed to maximize recovery in both new and mature fields. Customers of this product line of the Chemistry Technologies business segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, pressure-pumping service companies, national and state-owned oil companies, and international supply chain management companies.
In addition to its energy-focused product line, the Company continued its growth of a diversified line of FDA-compliant sanitizers, disinfectants, and surface cleaners for commercial and personal consumer use. These products build on the Company’s historical expertise in chemistry and leverage its infrastructure, personnel, competencies, supply chain, research, and historic consumer market experience. The continued impact of COVID-19 and subsequent modification of social behavior in regard to the heightened attention to hygiene and sanitation provide a sustainable yet challenging market to expand the Company’s portfolio. Given the increase in global demand for various forms of sanitizing and disinfecting products due to COVID-19 and its resultant long-term customer behavioral changes, the Company is diversifying the revenue stream from upstream only to encompass both mid and downstream markets.
Data Analytics
The Company’s Data Analytics segment, created in conjunction with the acquisition of JP3, includes the design, development, production, sale and support of equipment and services that create and provide valuable real time information about the composition and properties for customers' oil, natural gas and refined products. The segment is continuing its transition to a recurring revenue subscription model of selling real-time data generated by its line of Verax analyzers, deployed in the field across the oil and gas sector, support contracts and software services via its cloud-based Viper software platform.
The customers of the Data Analytics segment span across the entire market, including upstream, midstream, refineries, and distribution networks. The segment helps its customers generate additional profit by enhancing blending, optimizing transmix, ensuring product quality while enabling automation and robotization of fluid handling. To date, the segment has focused sales solely on North American markets; however, the segment began preparing for international deployments, including export control investigations, certifications and product design modifications to meet the demands of overseas installations. The Company hired a business development executive to develop a pipeline of opportunity for 2021 for the international market.

Research & Innovation
Flotek Research and Innovation supports both segments through specialty chemical formulations, the FDA and Environmental Protection Agency regulatory guidance, technical support, basin and reservoir studies, data analytics, and new technology projects. The purpose of the organization is to supply the segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental, and industry trends. The Research and Innovation facilities support advances in chemistry performance, detection, optimization, and manufacturing.
Discontinued Operations

The Company sold Florida Chemical Company, LLC (“FCC”) effective as of February 28, 2019. As a result, the Company’s CICT segment was classified as discontinued operations. Financial results for the three and nine months of 2019 include results from the Company’s CICT segment during that time period.
Outlook on Economic Conditions

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic, which continues to exist throughout the United States and around the world. While this outbreak has severely impacted global economic activity, during the third quarter of 2020 many countries and many states within the United States began to gradually re-open businesses and schools, lift some restrictions related to quarantines and lift some travel bans with guidance from federal, state and local legislators. As of early November, the United States has experienced a material increase in COVID-19 infections.
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, resulted in significant reductions in international and U.S. economic activity that continued through the third quarter of 2020. These effects and the volatility in oil prices have materially and adversely affected, and may continue to materially and adversely affect the demand for oil and natural gas. The Company’s primary markets in the U.S. are particularly subject to the financial impact of a collapse in oil prices. In the second and third quarters of 2020, these conditions and the related financial impact have continued and, in some cases, worsened. In addition, the Company and most of its customers continued the practice of social distancing and work-from-home procedures, which have had and may continue to have an impact on the ability of employees and management of the Company to communicate and work efficiently.
During the first half of 2020, the oil and gas markets experienced significant impacts from both the supply and the demand side. On the demand side, the COVID-19 pandemic resulted in a drop in economic activity and a corresponding destruction of global demand for oil, gas and associated products. The third quarter of 2020 saw demand for oil increase each month, driven by easing of some restrictions on the coronavirus and summer holidays in the northern hemisphere. On the supply side, the North American rig count continued fall through the majority of third-quarter of 2020 with slight increases in rig count occurring in late August. The total rig count fell to a record low of 244 rigs during the week ended August 14, while oil rigs alone fell to a 15-year low at 172 rigs in the same week, according to Baker Hughes data going back to 1940. Subsequently, global oil demand exceeded supply in the third quarter of 2020 according to the U.S. Energy Information Administration.
The oil and gas midstream market that represents the largest customer base of the Data Analytics segment has seen its gathering and infrastructure capital spending reduced by 60%, according to a mid-September report from market analyst Alerian.  Similarly, downstream spending for Data Analytics products and services has similarly been hampered by drastically lower consumer demand for refined fuels products due to the COVID-19 response.  As just one example, Evercore reported in late September 2020 that U.S. driving miles remain down by 34%, causing significantly reduced demand for gasoline and diesel and thus slowing spending across the refining and distribution segments.  The Company expects negative impacts to all facets of the oil and gas markets to continue for an extended period before returning to pre-pandemic levels.  Any further material COVID-19 disruption or significant setback in oil demand arising from a slower economic recovery could present downside risks to this outlook.

Outside the oil and gas sector, the COVID-19 pandemic has continued to drive increased demand for certain specialty chemicals, particularly disinfectants and sanitizers. With the outbreak of COVID-19, sales of sanitizers and disinfectants swelled across every region in the world, which led to a global shortage during second quarter 2020. Relief on the shortages of key raw materials used to make these products, including USP-grade alcohol, woven cellulosics for wipes, and various active ingredients has been slow to catch up to the growing demand. This persistent growth is accompanied by a need for sustained higher volumes of janitorial and sanitizing products as COVID-19 is expected to have a long-term impact on social awareness, personal hygiene habits and consumer and commercial cleaning protocols. In March 2020, as cases of the pandemic escalated in the U.S., the FDA issued a temporary policy, relaxing requirements for certain alcohol-based hand sanitizers. During that time, the market surged with new producers of hand sanitizer as the world faced a global shortage of sanitizing products. During the third quarter of 2020, as hand sanitizer supplies stabilized, many of the new producers held excess quantities of product and began dumping supply in anticipation of a return to the FDA’s original, tightened standards. Throughout the pandemic, the Company’s products have been compliant with the more stringent FDA specifications.

Company Outlook
While the full impact of the COVID-19 pandemic continues to evolve and the full extent of the impact is not yet known, the Company continues to closely monitor the effects of the pandemic on commodity demands and on its customers, operations and employees. Any future development and effects are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; further adverse revenue and net income effects; disruptions to the Company’s operations; third-party providers’ ability to support our operations; customer shutdowns of oil and gas exploration and production; the effectiveness of work from home arrangements; employee impacts from illness, school closures and other community response measures; any actions taken by governmental authorities and other third parties in response to the pandemic; and temporary closures of the Company’s facilities or the facilities of its customers and suppliers. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
The Company has also focused on ongoing needs of customers and the market to diversify its business and accelerate growth through deployment of capital, with an emphasis on digital transformation in the oil and gas markets. On May 18, 2020, the Company closed the acquisition of all the ownership interests of JP3, which gives the Company access to the midstream and downstream markets and diversifies exposure to volatility in the upstream sector. In addition to increasing market share, the Data Analytics segment is pursuing product enhancements that enable growth opportunities with current and prospective customers.
The Company’s Chemistry Technologies segment focused on development of competitively-priced product lines that are responsive to the current market including wellbore protection and damage mitigation products as the domestic market has shifted to shutting in wells. In response to a forecasted reduction in capital available to customers for drilling with a shift to optimizing existing infrastructure, the Company initiated several efforts to use specialty chemicals to improve enhanced oil recovery. The Company has also leveraged its international footprint in the Middle East to include unconventional, conventional, and enhanced oil recovery programs.
The Chemistry Technologies segment used its expertise in specialty chemistry, existing chemistry infrastructure and facilities, and historical consumer market experience to launch a product line of sanitizers and disinfectants, as discussed above. The Company believes the new sanitizer and disinfectant products slot into the premium market and will be competitive over the long term. The Company has also made changes to its executive team to align with its growth focus.
In response to market conditions and anticipating ongoing volatility, the Company reduced its cost structure to meet anticipated market activity and reduce the Company’s break-even levels. Among other cost-cutting and cash preservation initiatives:

•
The Company’s CEO, John W. Gibson, Jr., reduced his base salary by 20%, and each of the other executive officers reduced his or her salary by 10%, through December 31, 2020, in exchange for restricted stock, effective as of April 1, 2020.

•	The board of directors of the Company approved a 20% reduction in the fees to be paid to the directors, effective as of April 1, 2020.

•
The Company consolidated office space by moving all employees at its corporate headquarters into its GRIC facility and buying out the remaining term of the corporate headquarters lease for a significant discount, with the move completed by the end of June 2020.

•	The Company reduced overall headcount by 35% on March 30, 2020. Additionally, the Company reduced the headcount of the Data Analytics segment by 35% in October 2020.

•	The Company decreased discretionary spending across all business operations.

Consolidated Results of Operations (in thousands):
Consolidated Results of Operations: Three and Nine Months Ended September 30, 2020, Compared to the Three and Nine Months Ended September 30, 2019

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$12,739	$21,879	$41,035	$99,827
Operating expenses (excluding depreciation and amortization)	29,466	23,622	63,939	105,711
Operating expenses %	231.3%	108.0%	155.8%	105.9%
Corporate general and administrative	2,679	5,685	12,568	19,020
Corporate general and administrative %	21.0%	26.0%	30.6%	19.1%
Depreciation and amortization	518	2,058	3,177	6,437
Research and development costs	1,480	2,297	5,673	6,658
(Gain) loss on disposal of long-lived assets	(37)	3	(92)	1,096
Impairment of goodwill	11,706	—	11,706	—
Impairment of fixed assets and long-lived assets	12,521	—	69,975	—
Loss from operations	(45,594)	(11,786)	(125,911)	(39,095)
Operating margin %	(357.9)%	(53.9)%	(306.8)%	(39.2)%
Gain on lease termination	—	—	576	—
Interest and other income (expense), net	272	435	282	(776)
Loss before income taxes	(45,322)	(11,351)	(125,053)	(39,871)
Income tax benefit	81	191	6,282	694
Loss from continuing operations	(45,241)	(11,160)	(118,771)	(39,177)
Income from discontinued operations, net of tax	—	117	—	44,583
Net (loss) income	$(45,241)	$(11,043)	$(118,771)	$5,406
Net loss % for continuing operations	(355.1)%	(51.0)%	(289.4)%	(39.2)%
Consolidated revenue for the three and nine months ended September 30, 2020, decreased $9.1 million, or 41.8%, and $58.8 million or 58.9%, respectively, and versus the same periods of 2019. The decrease in revenue was largely a result of reduced demand due to the continued volatile macro-environment for U.S. onshore drilling and completion activity impacted by political and economic events in foreign markets, and the continued COVID-19 impact on productivity and customers.
Consolidated operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2020, increased $5.8 million, or 24.7%, versus the same period of 2019, and as a percentage of revenue, increased by 123.3%. The increase in operating expenses for the third quarter of 2020 compared to 2019 resulted from operating expenses for the recently acquired Data Analytics segment and introduction of the sanitizer business in the second quarter of 2020, combined with third quarter increases in the excess and obsolescence reserve for inventory related to the Company’s product rationalization effort and achieving the first earnout provision related to the JP3 acquisition. These increases were partially offset by lower cost of sales due to reduced sales during 2020 combined with actions in the first quarter of 2020 that lowered personnel costs and overall cost-cutting efforts within supply chain. In 2020, the Company lowered occupancy costs due to our reduced facility footprint, and reduction in equipment primarily associated with tank rentals.
Consolidated operating expenses (excluding depreciation and amortization) for the nine months ended September 30, 2020, decreased $41.8 million, or 39.5%, versus the same period of 2019, and as a percentage of revenue, increased by 49.9%. Company actions in the first quarter of 2020 lowered personnel costs along with a significant decrease in logistical cost as part of our overall cost-cutting efforts within supply chain. In 2020, the Company lowered occupancy costs due to our reduced facility footprint, reduction in equipment primarily associated with tank rentals. These savings were partially offset by operating expenses for the recently acquired Data Analytics segment and introduction of the sanitizer business in the second quarter of 2020 combined with an increased excess and obsolescence inventory reserve related to the Company’s product rationalization effort of $3.9 million and achievement of the first earn-out provision related to the JP3 acquisition during the third quarter of 2020 of $2.5 million.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs for the three and nine months ended September 30, 2020, decreased $3.0 million, or 52.9%, and $6.5 million or 33.9%, respectively, versus the same period of 2019. As a percentage of revenue, CG&A decreased 5.0% and increased 11.5% for the three and nine months ended September 30, 2020. The decrease in CG&A costs for the three months were primarily due to lower personnel costs including a reduction in associated stock compensation and incentives partially offset by severance charges.  Occupancy expense decreased due to the Company moving out of its Corporate office and consolidating into our existing lab facility at the end of the second quarter of 2020.  Bank charges, IT licenses and subscriptions expenses have all declined as part of our efforts to streamline our IT capabilities and rationalize controllable spend.  Travel and entertainment has also decreased drastically primarily due to the ongoing COVID-19 travel restrictions and concerns along with our efforts around controllable costs.  Professional fees have also continued to decline which is primarily a function of legal savings related to hiring an in-house General Counsel in February 2020 and non-recurring costs associated to recruitment and other projects/fees.  Savings in professional fees were partially offset by one-time charges related to our acquisition of JP3 during the second quarter 2020.
Depreciation and amortization expense decreased $1.5 million, or 74.8%, and $3.3 million, or 50.6%, for the three and nine months ended September 30, 2020, respectively, and versus the same periods of 2019, primarily due to impairment of fixed and long-lived assets recorded in the first quarter of 2020 coupled with limiting capital expenditure spend in 2020 and continued consolidation of our physical facility footprint.
Research and development costs decreased $0.8 million, or 35.6%, and $1.0 million, or 14.8%, for the three and nine months ended September 30, 2020, respectively, and versus the same periods of 2019 due to lower personnel costs as a result of our reduction in workforce in the first quarter 2020.
Gain on disposal of long-lived assets remained flat and increased $1.2 million, or 108.4% for the three and nine months ended September 30, 2020, respectively, and versus the same periods of 2019. The increase resulted from a one-time loss on disposal of certain corporate software in 2019.
Impairment of goodwill was $11.7 million for the three and nine months ended September 30, 2020, due to a third quarter 2020 write-down to estimated fair market value of the goodwill in our Data Analytics segment. See Note 3 - “JP3 Acquisition” and Note 10 -“Impairment of Fixed and Long-lived Assets”.
Impairment of fixed and long-lived assets was $12.5 million for the three months ended September 30, 2020, due to a write-down of intangible assets to estimated fair market value recorded in our Data Analytics segment. Impairment of fixed and long-lived assets for the nine months ended September 30, 2020, was $70.0 million due to the Data Analytics segment write-down in the third quarter combined with the Chemistry Technologies segment write-down of $57.5 million recorded in the first quarter of 2020. No impairments of fixed and long-lived assets occurred in 2019. See Note 10 - “Impairment of Fixed and Long-lived Assets”.
Loss from operations increased $33.8 million, or 286.8%, and increased $86.8 million, or 222.1% and for the three and nine months ended September 30, 2020, respectively, and versus the same period in 2019. Loss from operations increased primarily as a result of the impairments in the first and third quarters of 2020, increased reserve and expenses to write-off excess and obsolete inventory related to the Company’s product rationalization effort, and the earn-out payment liability for the achievement of the first stock performance target during the third quarter of 2020 in connection with the JP3 acquisition.  Additionally, the Company has been impacted by lower sales volumes, an unfavorable product mix and pricing pressures driving down overall margin.
Interest and other income (expense), net decreased $0.2 million, or 37.5%, and decreased $1.1 million, or 136.3% for the three and nine months ended September 30, 2020, respectively, and versus the same period of 2019, primarily due to the termination of the Amended and Restated Revolving Credit, Term Loan and Security Agreement (as amended, the “Credit Facility”) with PNC Bank in the first quarter 2019. The Company experienced a decrease in interest income associated with the depressed interest rate environment in 2020.
The Company recorded an income tax benefit of $6.3 million for the nine months ended September 30, 2020, primarily as a result of the extended net operating loss carryback provisions included in the CARES Act initially recorded in the first quarter 2020, yielding an effective tax benefit rate of 5.0% for the nine months ended September 30, 2020.

Results by Segment (in thousands):
Chemistry Technologies Results of Operations: Three and Nine Months Ended September 30, 2020, Compared to the Three and Nine Months Ended September 30, 2019

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$12,083	$21,879	$39,462	$99,827
Gross margin	(4,036)	2,404	(1,498)	8,507
Gross margin %	(33.4)%	11.0%	(3.8)%	8.5%
Loss from operations	(8,880)	(5,917)	(75,137)	(18,407)
Loss from operations %	(73.5)%	(27.0)%	(190.4)%	(18.4)%
Chemistry Technologies revenue for the three and nine months ended September 30, 2020 decreased $9.8 million or 44.8%, and $60.4 million or 60.5%, respectively, versus the same period of 2019. The decrease in revenue during the third quarter of 2020 and the majority of the first nine months of 2020 was significantly driven by impacts from both the supply and the demand side. The COVID-19 pandemic continues to negatively impact economic activity and reduce global demand for oil and gas, a key sector of our customer base.
Chemistry Technologies gross margin (excluding depreciation and amortization) for the three and nine months ended September 30, 2020, decreased $6.4 million, or 267.9%, and $10.0 million or 117.6%, respectively, versus the same period of 2019, and as a percentage of revenue, decreased 44.4%, and 12.3% for the three and nine months ended September 30, 2020. Gross margins were influenced by shifts in completion technologies to more cost efficient and simplified chemistry and engineering packages, as well as continued pressure on market pricing to maintain key accounts and available market share. Subsequently, the Company executed a number of activities to reduce cost of sales, freight, personnel, and its operational cost structure to minimize the impacts of revenue declines and modified product mix.
Chemistry Technologies loss from operations (excluding depreciation and amortization) for the three and nine months ended September 30, 2020, increased $3.0 million, or 50.1%, and increased $56.7 million or 308.2%, respectively versus the same period of 2019, and as a percentage of revenue, increased 46.5%, and 172.0% for the three and nine months ended September 30, 2020. The increase in loss during the nine months ended September 30, 2020 is primarily the result of the impairment charges of fixed and long-lived assets of $70.0 million and provision for excess and obsolescence inventory reserve of $5.7 million.

Data Analytics Results of Operations: Three Months ended September 30, 2020 and the Period May 18 to September 30, 2020

	Three months ended September 30,	Period May 18 to September 30,
	2020	2020
Revenue	$656	$1,573
Gross margin	(3,814)	(3,450)
Gross margin %	(581.4)%	(219.3)%
Loss from operations	(34,035)	(35,185)
Loss from operations %	(5,188.3)%	(2,236.8)%

On May 18, 2020, the Company purchased JP3 and formed the Data Analytics segment. The segment finished the third quarter with $0.7 million of revenue, most of which came from existing customers on minor project expansions. During the third quarter, revenue declined compared to the revenue after the date of acquisition in the second quarter. The decline was due to reduced demand in the oil and gas sector because of capital spending reductions across our customer base. Although the site lockdowns and extreme caution to prevent the spread of COVID-19 that began in the first half of 2020 began to ease during the third quarter, the segment saw very little of the expected repeat business and almost none from new customers due to frozen budgets. Data Analytics’ largest customer sector, the oil and gas midstream market, has seen its gathering and infrastructure capital spending reduced by 60%, according to a mid-September 2020 report from Alerian (https://insights.alerian.com/midstream-mlp-capex-and-projects-wheres-the-growth).

Data Analytics loss from operations (excluding depreciation and amortization) for the three months ended September 30, 2020, and the period May 18 to September 30, 2020, includes write-downs to estimated fair market value for goodwill of $11.7 million and $12.5 million for finite-lived intangible assets. In addition, the third quarter of 2020 included charges for excess and obsolete inventory of $3.9 million.
Off-Balance Sheet Arrangements
There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2020, the Company was not involved in any unconsolidated SPEs.
The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors other than the long-term terpene agreement disclosed in Note 4, “Discontinued Operations,” in Part I, Item 1 — Financial Statements of this Quarterly Report.
Critical Accounting Policies and Estimates
The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions, and estimates related to critical accounting policies. The Company’s estimates and assumptions are based on historical experience and expected changes in the business environment; however, actual results may materially differ from the estimates. There have been no significant changes in the Company’s critical accounting policies and estimates during the nine months ended September 30, 2020. However, during the first quarter of 2020, the Company evaluated and recorded remeasurement and impairment charges on right-of-use assets and fixed assets, respectively. Secondly, during the second quarter of 2020, the Company acquired JP3 and recorded the fair value of net assets acquired as of the closing date of May 18, 2020. During the third quarter of 2020, the Company recorded impairment write-downs to estimated fair market value of $11.7 million for goodwill and $12.5 million for intangible assets of the JP3 acquisition. Also, during the third quarter of 2020, the Company recorded additional provision for excess and obsolete inventory of $10.0 million.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2 — “Recent Accounting Pronouncements” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the need to acquire and maintain equipment, fund working capital requirements, and when the opportunities arise, to make strategic acquisitions. During the first nine months of 2020, the Company funded capital requirements primarily with cash from operations and cash on hand, including a tax refund received of $6.1 million, proceeds of $9.9 million received from escrow in 2020 from the 2019 sale of the CICT segment, and proceeds from a $4.8 million Payroll Protection Program loan.
As of September 30, 2020, the Company had available cash and cash equivalents of $49.2 million. For the remainder of 2020, the Company expects capital spending of approximately $1.0 million to $2.0 million for the Company’s Chemistry Technologies and Data Analytics segments.
We believe that our current liquidity availability will provide us with sufficient financial resources to meet fund operations and meet our capital requirements and anticipated obligations as they become due. Any excess cash generated may be used for outside growth opportunities or retained for future use.

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(39,095)	$539
Net cash (used in) provided by investing activities	(17,135)	153,273
Net cash provided by (used in) financing activities	4,929	(49,880)
Net cash provided by discontinued operations	—	16
Effect of changes in exchange rates on cash and cash equivalents	(80)	2
Net (decrease) increase in cash and cash equivalents and restricted cash	$(51,381)	$103,950
Operating Activities
Net cash used in operating activities was $39.1 million and net cash provided by operating activities was $0.5 million during the nine months ended September 30, 2020 and 2019, respectively. Consolidated net loss from continuing operations for the nine months ended September 30, 2020 and 2019, totaled $118.8 million and $39.2 million, respectively.
During the nine months ended September 30, 2020, non-cash adjustments to net income totaled $100.7 million. Contributory non-cash adjustments consisted primarily of $81.7 million of impairment charges, which include a $30.2 million impairment of fixed assets, $32.4 million impairment of intangibles, $11.7 million impairment of goodwill and $7.4 million impairment on ROU assets. The non-cash adjustment for the provision for excess and obsolete inventory was $10.5 million. In addition, non-cash charges included $3.2 million for depreciation and amortization and $2.2 million for stock compensation expense. Other non-cash adjustments included a $3.2 million change in fair value of contingent consideration.
During the nine months ended September 30, 2019, non-cash adjustments to net income totaled $31.0 million. Contributory non-cash items consisted primarily of $18.0 million for changes to deferred income taxes driven by the valuation allowance recorded against deferred tax assets, $6.4 million for depreciation and amortization, $1.4 million amortization of deferred financing costs, $1.1 million on loss of disposal of assets, $0.8 million non-cash lease expense, and $2.8 million for stock compensation expense.
During the nine months ended September 30, 2020, changes in working capital used $21.0 million in cash, primarily resulting from a decrease in accrued liabilities and accounts payable of $29.6 million, which included two one-time payments made in 2020: one payment of $4.1 million to amend a long-term supply agreement and one to pay $15.8 million for the final post-closing working capital adjustment related to the 2019 sale of the CICT segment. Accounts receivable, inventories and other current assets decreased $8.7 million.
During the nine months ended September 30, 2019, changes in working capital provided $8.7 million in cash, primarily from a decrease in accrued liabilities and accounts payable of $18.6 million and an increase in other current assets of $4.0 million; partially offset by a decrease in accounts receivable, income taxes receivable and inventories of $27.5 million; and an increase in other long-term assets of $3.3 million.
Investing Activities
Net cash used in investing activities was $17.1 million for the nine months ended September 30, 2020. The cash used in investing activities is primarily due to $26.3 million paid for the purchase of JP3 during the second quarter of 2020, and $0.8 million paid for capitalized sanitizer equipment upgrades in progress at September 30, 2020. The cash outflows were partially offset by proceeds of $9.9 million received from escrow in 2020 from the 2019 sale of the CICT segment.
Net cash provided by investing activities was $153.3 million for the nine months ended September 30, 2019. Cash provided by investing activities primarily included $155.5 million of proceeds from sale of the CICT segment, partially offset by $1.9 million for capital expenditures and $0.6 million for the purchase of various patents.
Financing Activities
Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2020. Cash provided by financing activities included $4.8 million of proceeds from borrowings under the PPP and $0.4 million of proceeds from the sale of common stock.

Net cash used in financing activities was $49.9 million for the nine months ended September 30, 2019, primarily due to using $92.6 million for repayments of the revolving credit facility, partially offset by borrowings on the revolving credit facility of $43.0 million.
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
Contractual obligations at September 30, 2020, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Finance lease obligations	$202	$70	$96	$36	$—
Operating lease obligations	12,492	1,350	2,229	2,217	6,696
Supply commitments for raw materials	16,834	1,974	14,860	—	—
Total	$29,528	$3,394	$17,185	$2,253	$6,696
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

In addition to the material weaknesses mentioned above, during the preparation of the financial statements for the quarter ended June 30, 2020, the Company identified an error relating to the classification of cash flows from the Florida Chemical Company sale in 2019. Specifically, errors were identified relating to the classification of proceeds from the sale and treatment of funds released from escrow subsequent to the sale. Based on these evaluations, the Company identified the material weaknesses in internal control of financial reporting relating to ineffective design and operation of controls over nonrecurring transactions, including derecognition of items and cash flow presentation relating to disposal transactions, ineffective design and operation of controls over the elimination of intercompany profits in inventory, and operating ineffectiveness of controls relating to impairment evaluations.

The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Form 10-Q and its previously issued consolidated financial statements, present fairly in all material respects, the consolidated financial positions, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.

The Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(e) and 15d-15(c) of the Exchange

Act as of September 30, 2020, and has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020, due to the material weaknesses in internal control over financial reporting described above.

Remediation Plan and Status
As of September 30, 2020, the material weaknesses discussed above have not been fully remediated. The Company implemented certain remediation actions during 2020 and continues to test and evaluate the elements of the remediation plan.
These elements include:

•	Implementing monitoring controls over the review and validation of intangible assets.

•	Expanding monthly close and consolidation procedures.

•	Modifying the chart of accounts.

•	Expanded monthly management review controls.

•	Expanding controls over impairments of long-lived assets.

•	Establishing a committee that reviews material non-routine transactions.

The Company believes the actions listed above will provide appropriate remediation of the material weaknesses; however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2020, the Company acquired JP3 Measurement, LLC, a privately-held data and analytics technology company. Due to the timing of the acquisition, management does not expect that it will include the internal control processes for JP3 in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The acquisition is excluded from the certifications required under the Sarbanes-Oxley Act. We will include all aspects of internal control over financial reporting for this acquisition in our 2021 assessment.
Except for the items described above, there have been no changes in the Company’s system of internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item  1. Legal Proceedings
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Item  1A. Risk Factors

The following risk factors supplement the “Risk Factors” section in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 16, 2020:

The COVID-19 pandemic has significantly reduced demand for our services and may continue to have a prolonged material adverse impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 (coronavirus) pandemic, including actions taken by businesses and governments, have resulted in a significant and continued reduction in international and U.S. economic activity. These effects have materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas, as well as for our services and products. The decline in our customers’ demand for our services and products is likely to have a material adverse impact on our financial condition, results of operations and cash flows. In addition, we have adopted social distancing and work-from-home procedures, which have had and may continue to have an impact on the ability of employees and management of the Company to communicate and work efficiently. We expect such impact will continue to have certain negative effects on the Company’s business.

While the full impact and duration of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. Any future development and effects are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; further adverse revenue, accounts receivable aging and collections, and net income effects; disruptions to our operations; third-party providers’ ability to support our operations; customer shutdowns of oil and gas exploration and production; the effectiveness of our work from home arrangements; employee impacts from illness, school closures and other community response measures; any actions taken by governmental authorities and other third parties in response to the pandemic; and temporary closures of our facilities or the facilities of our customers and suppliers. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity and/or capital levels.

The Company’s sanitizer-related business may be negatively affected by uncertain market conditions and COVID-19 related impacts.
The demand for the Company’s sanitizer products is dependent on many factors, including the heightened hygiene awareness, customer’s behavior changes in response to COVID-19 and market participants in the premium sanitizer space. A change in health care and hygiene behavior in response to widespread vaccine availability, relaxed attitudes towards sanitization, unproven consumer reception of the Company’s new products, or new entrants into the premium sanitizer market, may adversely affect the demand for the Company’s sanitizer products and may have a material adverse impact on our financial condition, results of operations and cash flows.
The Company’s Data Analytics segment may be negatively affected by government regulations and/or facility disruptions.
The demand for the Company’s equipment and services offerings in its Data Analytics segment could be affected by additional regulations on the upstream, midstream and downstream portions of the oil and gas sectors. Additional regulation on oil and gas production, transportation or processing of hydrocarbons may result in reduced demand for the Company’s offerings, either individually or as a result of a decline in the overall oil and gas markets in the United States and abroad. In addition, the Company’s products are subject to export control laws and regulations, and changes to those laws and regulations may negatively impact the Company’s ability to pursue international opportunities. Disruptions to pipelines and refineries, whether due to regulation, weather, demand or other factors may also have an adverse effect on the Company’s ability to derive revenue from its Data Analytics segment. Adjustments to the segment’s commercial strategy, with a shift towards subscription revenue and away from equipment sales, and the market’s response to that strategy may adversely affect revenues in the near term, even if the strategic shift is successful, due to longer payback periods on subscription models.

Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to customers could have an adverse effect on the Company’s ability to service customers’ needs and could result in a loss of customers.
Materials used in servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to Company facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the Chemistry Technologies segment are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy products and other commodity prices; weather and disease associated with the Company’s crop dependent raw materials, specifically citrus greening; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. The Chemistry Technologies segment secures short- and long-term supply agreements for most of its critical raw materials from both domestic and international vendors.
The prices of key raw materials are subject to market fluctuations, which at times can be significant and unpredictable. Availability of key raw materials, weather events, natural disasters and health epidemics in countries from which the Company sources its raw materials may impact prices. The Company may be unable to pass along price increases to its customers, which could result in an adverse impact on margins and operating profits. The Company currently uses purchasing strategies designed, where possible, to align the timing of customer demand with our supply commitments. However, the Company currently does not hedge commodity prices, but may consider such strategies in the future, and there is no guarantee that the Company’s purchasing strategies will prevent cost increases from resulting in adverse impacts on margins and operating profits.
The Company’s Data Analytics segment is dependent on its ability to source appropriate technical components for its Verax measurement system, certain of which are specialty products that are sole-sourced and are not easily replaceable with other sources. The inability to source appropriate components in the future could result in difficulty supplying equipment or services to customers.

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

Repurchases of the Company’s equity securities during the three months ended September 30, 2020 that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2020 to July 31, 2020	3,621	$1.24
August 1, 2020 to August 31, 2020	16,381	$1.50
September 1, 2020 to September 30, 2020	—	$—
Total	20,002

(1)
The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.

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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Second Amended and Restated Bylaws, dated October 11, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 17, 2017).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
10.1		Employment Agreement, dated July 29, 2020, between the Company and Michael E. Borton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 30, 2020).
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Schema Document.
101.CAL	*	XBRL Calculation Linkbase Document.
101.LAB	*	XBRL Label Linkbase Document.
101.PRE	*	XBRL Presentation Linkbase Document.
101.DEF	*	XBRL Definition Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed herewith.
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

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. GIBSON, JR.
John W. Gibson, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	November 16, 2020

FLOTEK INDUSTRIES, INC.

By:	/s/ MICHAEL E. BORTON
Michael E. Borton
Chief Financial Officer

Date:	November 16, 2020