Form 10-K
period 2020-12-31
FLOTEK INDUSTRIES INC/CN/
filed 2021-03-16
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
•whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
•  whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 (based on the closing market price on the New York Stock Exchange on June 30, 2020) was approximately $87,800,063. At March 12, 2021, there were 72,548,297 outstanding shares of the registrant’s common stock, $0.0001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement in connection with the 2021 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), and in particular, Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek Industries, Inc. (“Flotek” or the “Company”), many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to the Company’s business plan, objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Annual Report are based on information available as of the date of this Annual Report.
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of this Annual Report and periodically in subsequent reports filed with the Securities and Exchange Commission (“SEC”). The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

PART I

Item 1. Business.
General
Flotek Industries, Inc. is a technology-driven chemistry and data company that serves customers in industrial, commercial and consumer markets.
The Company’s Chemistry Technologies (“CT”) segment develops, manufactures, packages, distributes, delivers and markets specialty chemicals that enhance the profitability of hydrocarbon producers and cleans surfaces in both commercial and personal settings to help reduce the spread of bacteria, viruses and germs.
The Company’s Data Analytics (“DA”) segment enables users to maximize the value of their processes by providing analytics associated with their hydrocarbon streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing and allows users to pursue automation of their hydrocarbon streams to maximize their profitability.
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
As used herein, “Flotek,” the “Company,” “we,” “our” and “us” refers to Flotek Industries, Inc. and/or the Company’s wholly-owned subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationship.
Recent Developments
During the second quarter of 2020, the Company acquired 100% ownership of JP3 Measurement, LLC (“JP3”), a privately-held data and analytics technology company, in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, which targets an increase of processing efficiencies and valuation of natural gas, crude oil and refined fuels. In conjunction with the acquisition of JP3, the Company created the DA segment.
The Company was impacted by the outbreak of the novel coronavirus (“COVID-19”), a global pandemic that spread throughout the U.S. and the world during 2020. For a discussion of the impacts of COVID-19, see “COVID-19 Effects and Actions” in this Item 7 of this Form 10-K. For a discussion of the risks related to COVID-19, see Item 1A, “Risk Factors.”
Description of Operations and Segments
The Company’s continuing operations has two business segments, CT and DA, which are both supported by the Company’s continuing Research & Innovation (“R&I”) advanced laboratory capabilities. Financial information about the Company’s operating segments and geographic concentration is provided in Note 22, “Business Segment, Geographic and Major Customer Information” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.
Chemistry Technologies
The Company’s CT segment includes an energy-focused product line that is comprised of proprietary green chemistries, specialty chemistries, logistics and technology services. The Company designs, develops, manufactures, packages, distributes, delivers and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation and stimulation activities designed to maximize recovery in both new and mature fields, as well as to reduce health and environmental risk by using greener chemicals. Customers of this product line of the CT business segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies and international supply chain management companies.
In 2020, the Company leveraged historical expertise, existing infrastructure, personnel, supply chain, research and resident consumer market experience to address the emerging demand for sanitizers, surface cleaners and disinfectants for both commercial and personal use. Rather than operating under relaxed pandemic-related guidelines, the Company sought to produce Food and Drug Administration (“FDA”) and Environmental Protection Agency (“EPA”) compliant products by completing all necessary upgrades to its ISO 9001:2015 certified facility in Marlow, Oklahoma. Today the Company has a portfolio of U.S. manufactured specialty chemical products to address the long-term challenges created by the current COVID-19 pandemic and in preparation for future outbreaks. To restore large public gatherings, it is believed that both vaccinations, behavioral changes, sanitizers, surface cleaners, and disinfectants are needed. The Company has made a commitment of being in this market for the long-term.
Data Analytics
Customers of the DA segment span across the entire oil and gas market, including upstream producers, midstream companies, refineries and distribution networks. The segment is continuing its transition to a revenue subscription model from selling its line of Verax analyzers, deployed in the field across the oil and gas sector, to support contracts and software services via its cloud-based Viper software platform.
In 2020, the DA segment began preparing for international deployments, including export control classification, international certifications and product design modifications to meet the demands of overseas installations. Also in 2020, the Company hired a business development executive who is developing sales opportunities in the international market.
Research & Innovation
R&I supports both segments through green chemistry formulation, specialty chemical formulations, FDA and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing. For the years ended December 31, 2020 and 2019, the Company incurred $7.2 million and $8.9 million, respectively, of research and development expense. In 2020, research and development expense were approximately 13.6% of consolidated revenue. The Company expects that its 2021 research and development investment will continue to support new product development, especially in support of enhanced environmental, social and governance (“ESG”) standards, increased adoption of green chemistry and conventional customization initiatives for its clients.
Discontinued Operations
Previously, the Company’s Consumer and Industrial Chemistry Technologies (”CICT”) segment supplied high value compounds to companies that make food and beverages, cleaning products, cosmetics and other products sold in consumer and industrial markets. The Company classified the assets, liabilities and results of operations for this segment as discontinued operations at December 31, 2018. Effective February 2019, the Company sold the CICT segment.
Seasonality
Overall, operations are not significantly affected by seasonality; however, weather conditions can pose delays in clients’ activity levels. Certain working capital components build and recede throughout the year in conjunction with established purchasing and selling cycles that can impact operations and financial position. The performance of the Company’s services can be susceptible to both weather and naturally occurring phenomena, including, but not limited to, the following:
•the severity and duration of winter temperatures in North America, which impacts natural gas storage levels, drilling activity, commodity prices and operations at the Company’s facilities;

•material deviations from normal seasonality for an extended period can impact access to operations, reduced performance at manufacturing facilities, inability to deploy required personnel, supply chain interruptions, facility damage and customer activity levels;
•the timing and duration of the Canadian spring thaw and resulting restrictions that impact activity levels;
•the timing and impact of hurricanes upon coastal and offshore operations; and
•the COVID-19 pandemic or other pandemics or similar phenomena, which may impact seasonal purchasing and selling cycles.
Product Demand and Marketing
Demand for the Company’s energy-focused products and services in both the CT and DA segments is driven by energy supply and demand, as well as operator desire to deploy improved ESG solutions. Demand for the Company’s energy chemistry products and services is dependent on levels of conventional and unconventional oil and natural gas well drilling and completion activity, both domestically and internationally. Demand for the Company’s U.S. manufactured sanitizing, surface cleaning and disinfecting products in the CT segment is driven by hygiene and cleaning trends and related purchasing behaviors among the commercial, governmental and consumer markets for sanitizing, surface cleaning and disinfecting products and services.
The Company’s products are marketed directly to customers through the Company’s own sales force and through certain contractual agency arrangements. In 2020, the Company participated in industry trade shows, some of which were virtual shows due to COVID-19 pandemic impacts. The Company also publishes technical papers and case studies examining the performance of its chemistries and methodologies for evaluating chemistries more effectively. While the Company’s primary marketing efforts remain focused in North America, a growing amount of resources and effort are focused on emerging international markets, especially in the Middle East. In addition to direct marketing and relationship development, the Company also markets products and services through the use of third-party agents, primarily in international markets.
Backlog
Due to the Company’s contractual customer relationships and their transactional nature, the Company has historically not had significant backlog order activity.
Intellectual Property
The Company endeavors to protect its intellectual property, both within and outside of the U.S. The Company considers patent protection for all products and methods deemed to have commercial significance and that may qualify for patent protection. The decision to pursue patent protection is dependent upon several factors, including whether patent protection can be obtained, cost effectiveness, and alignment with operational and commercial interests. The Company believes its patent and trademark portfolio, combined with confidentiality agreements, FDA and EPA registrations and licensing, trade secrets, proprietary designs, and manufacturing and operational expertise, are sufficient to protect its intellectual property and provide continued strategic advantage. As of December 31, 2020, the Company had 115 granted patents, consisting of 93 patents in our CT segment and 22 patents in our DA segment. In addition, the Company also had 44 pending patent applications filed in the U.S. and abroad, including 32 for the CT segment and 12 for the DA segment. The patents of the CT segment cover various chemical compositions and methods of use. The patents of the DA segment cover various systems and methods of use for online determination of chemical composition and data analysis. In addition, the Company had 60 registered trademarks in the U.S. and abroad, covering a variety of its goods and services.
Competition
The ability to compete is dependent upon the Company’s ability to differentiate its products and services, provide superior quality and service, and maintain a competitive cost structure with sufficient raw material supplies. Activity levels in the oilfield goods and services industry are impacted by current and expected oil and natural gas prices, oil and natural gas drilling activity, production levels, customer drilling and completion-designated capital spending, and customer commitment to improved ESG performance. The unpredictability of the energy industry and commodity price fluctuations creates both increased risk and opportunity for the products and services of both the Company and its competitors. The Company’s CT segment also competes with established companies and brands in the sanitizers, surface cleaners and disinfectants market. The DA segment faces competition from other providers of equipment and services for real-time information in the upstream, midstream, refining and distribution market.
Raw Materials
Materials and components used in the Company’s servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. When able, the Company uses multiple suppliers, both domestically and internationally, to purchase raw materials on the open market. The prices paid for raw materials vary based on availability, weather, other commodity price fluctuations, contractual obligations, tariffs, duties on imported materials, foreign currency exchange rates, business cycle position and global demand. Higher prices for chemistries and certain raw materials could adversely impact future sales, contract fulfillment and product margins. The Company is diligent in its efforts to identify alternate suppliers in its contingency planning by reducing the number of contractually obligated volumes and utilizing competitive bidding practices to proactively reduce costs and potential supply shortages.
The DA segment currently sources spectrometers from a single supplier. Sufficient inventory exists to meet the expected 2021 needs without additional purchases. Supply chain disruption could adversely impact the results of the segment in the years 2022 and beyond.
Government Regulations
The Company is subject to federal, state, and local laws and regulations, including laws related to the environment, occupational safety, health, transportation and trade within the U.S. and other countries in which the Company does business. These laws and regulations strictly govern the manufacture, storage, transportation, sale, use and disposal of chemistry products. The Company strives to ensure full compliance with all regulatory requirements.
The Company continually evaluates the environmental impact of its operations and attempts to identify potential liabilities and costs of any environmental remediation, litigation or associated claims. Several products of the CT segment are considered hazardous materials. In the event of a leak or spill in association with Company operations, the Company could be exposed to risk of material cost, net of insurance proceeds, if any, to remediate any contamination. No environmental claims are currently being litigated or investigated, and the Company does not expect that costs related to remediation requirements will have a significant adverse effect on the Company’s consolidated financial position or results of operations.
Human Capital
Objectives & Culture
The Company’s vision is to be the collaborative partner of choice for chemistry and data technologies that transform businesses. Chemistry is our common platform across the Company’s business segments, and we apply our knowledge and passion for chemistry to empower value creation for all our stakeholders. At the center of our mission is our Human Capital. We are focused on attracting, retaining and developing high-potential talent, who make a positive impact and create a strong culture where innovation and value thrives.
Our culture is built around the following core values:
•Prioritizing safety;
•Leading through ESG;
•Creating customer success;
•Driving value for all Flotek stakeholders;
•Maintaining integrity;
•Conducting ourselves with humility;
•Taking personal accountability; and
•Having fun.

Employee Overview
As of December 31, 2020, the Company had 147 employees, exclusive of existing worldwide agency relationships.
None of the Company’s employees are covered by a collective bargaining agreement and labor relations are generally positive.
Employees & Health, Safety & Environment
The Company is committed to acting with care to protect the health and safety of people, resources and the environment. We will stop operations to avoid putting persons or property in harm’s way as we operate. Each of us owns health, safety and environment (“HSE”), as it is not isolated to certain individuals or roles. We aim to hold each other accountable to a high standard. Thus, every employee is empowered and expected to stop any activity, big or small, that could jeopardize people, the environment or assets.
As a result, safety is woven into the fabric of the Company, from our robust training programs to our ESG moments that begin team meetings, to our Hazardous Observation Card program.
Our safety, health and environmental goals are designed to sustain our drive to zero incidents, both relentlessly and responsibly. We constantly emphasize the importance of monitoring the safety, security and environmental impact of our job sites. Through our day-to-day due diligence, the Company strives to be recognized as one of the industry's best performers. Company operations worldwide endeavor to comply with, or exceed, all local requirements to protect the environment, health, safety and security of our operations.
Our training program is fundamental to operating safely and protecting people and the environment. The Company maintains a robust health, safety and environmental training program that includes both classroom and online curriculum. We assign specific trainings to employees based on their role and function within the Company. Additionally, the Company’s field and plant personnel complete more than 24 hours of training annually. We continuously monitor all operational activities and update the training programs as needed to ensure that the curriculum remains relevant and effective for minimizing risk and protecting our employees and the environment.
Our safety, health and environmental goals are designed to sustain our drive to zero incidents. In 2020, our company-wide Total Recordable Incident Rate, a key safety performance metric which calculates the number of recordable incidents per full-time workers during a one-year period, was 0.80. When comparing to the safety record of the chemical manufacturing sector, Flotek’s safety performance leads the industry.
Employee Safety and COVID-19
In 2020, the Company established a COVID-19 task force comprised of the executive team and key functional leaders who created and introduced a COVID-19 preparedness and response plan to protect our employees and business partners through the global pandemic. Across the organization, the Company implemented new protocols and standards to guide workplace behaviors and facilitate remote work productivity.
The task force frequently communicated with employees regarding the impacts of the COVID-19 pandemic, as well as health and safety protocols and procedures. Key actions taken include:
•Adopted remote work procedures and modified work shifts for employees;
•Required employees to stay-at-home when exhibiting any of the following symptoms: fever, chills, headache, sore throat, loss of taste or smell and muscle pain;
•Upon return-to-work, provided face masks, hand sanitizer and access to cleaning supplies for all employees;
•Increased cleaning protocols across all locations;
•Implemented social distancing for in-person engagements, requiring face coverings for in-person meeting attendance, contactless greetings and limited sizes of group meetings;
•Modified travel policy to reduce or eliminate non-essential business travel, prohibiting international travel;
•Created isolation areas at all locations for employees who became ill during work hours;

•Performed contact tracing in cases of potential exposure to COVID-19; and
•Continued our policy to treat all medical information as a confidential medical record in accordance with employee privacy rights under the Americans with Disabilities Act and Health Insurance Portability and Accountability Act.
Compensation: Wages & Benefits
The Company’s compensation programs are designed to provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. We align our programs to attract, retain and motivate employees to achieve high-impact results that create value for all of our stakeholders. In addition to competitive base wages, all employees are eligible for a discretionary bonus, which is based upon individual and company performance.
A key component of our compensation program is benefits. We engage an outside benefits consulting firm to independently evaluate the effectiveness and competitiveness of our employee benefits program, as well as to tailor our program to the unique needs of the Company’s employee base.
All full-time Company employees are eligible for comprehensive health insurance, including medical insurance, prescription drug benefits, dental insurance and vision insurance. Additionally, the Company offers flexible spending and health savings accounts, life and disability/accident coverage, telemedicine programs, critical illness insurance and paid and unpaid leave. Eligible employees may elect to participate in the Company’s employee stock purchase plan and retirement plans, including its 401(k) plan in the U.S. and its Registered Retirement Savings Plan in Canada. The Company also offers access to online and personalized financial planning services as a component of its retirement plan benefit.
In 2020, the Company prioritized the mental health and wellness needs of its employees, maintaining an ongoing dialogue with employees and providing resources through its employee assistance program, which is available to all employees and their families.

Available Information and Website
The Company’s website is www.flotekind.com. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (see the “Investor Relations” section of the Company’s website), as soon as reasonably practicable, subsequent to electronically filing or otherwise providing reports to the SEC. Corporate governance materials, guidelines, by laws, and code of business conduct and ethics are also available on the website. A copy of corporate governance materials is available upon written request to the Company.
The SEC maintains the www.sec.gov website, which contains reports, proxy and information statements, and other registrant information filed electronically with the SEC.
The Company filed all principal executive officer and financial officer certifications as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Annual Report. Information with respect to the Company’s executive officers and directors is incorporated herein by reference to information to be included in the proxy statement for the Company’s 2021 Annual Meeting of Stockholders.
The Company has disclosed and will continue to disclose any changes or amendments to the Company’s code of business conduct and ethics as well as waivers to the code of ethics applicable to executive management by posting such changes or waivers on the Company’s website or in filings with the SEC.

Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations, cash flows and liquidity are subject to various risks and uncertainties. Readers of this Annual Report should not consider any descriptions of these risk factors to be a complete set of all potential risks that could affect the Company. These factors should be carefully considered together with the other information contained in this Annual Report and the other reports and materials filed by the Company with the SEC. Further, many of these risks are interrelated and, as a result, the occurrence of certain risks could trigger and/or exacerbate other risks. Such a combination could materially increase the severity of the impact of these risks on the Company’s business, results of operations, financial condition, cash flows or liquidity.
This Annual Report contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements discuss Company prospects, expected revenue, expenses and profits, strategic and operational initiatives, and other activities. Forward-looking statements also contain suppositions regarding future oil and natural gas industry and other conditions, both domestically and internationally. The Company’s results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including risks described below and elsewhere. See “Forward-Looking Statements” at the beginning of this Annual Report.
Risks Related to the Company’s Business
The Company’s business is largely dependent upon its customers’ spending, both in the oil and gas industry and in the sanitizer, surface cleaner and disinfectant sector. Spending could be adversely affected by industry conditions or by new or increased governmental regulations; global economic conditions; spending on sanitizer, surface cleaner and disinfectant products; sentiment surrounding the COVID-19 pandemic; the availability of credit; and oil and natural gas prices.
The Company’s CT and DA segments are dependent upon customers’ willingness to make operating and capital expenditures and purchasing decisions related to the Company’s products. Expectations of a decline in future oil and natural gas market prices or lessened focus on sanitation chemicals could reduce demand for the Company’s products and services. Industry conditions are influenced by numerous factors over which the Company has no control, including the supply of and demand for oil and natural gas, domestic and international economic conditions, availability and effectiveness of a COVID-19 vaccine, general focus on sanitization and cleansing, and mergers and divestitures among the Company’s target customer base.
Demand for and prices of the Company’s products are subject to a variety of factors, including, but not limited to:
•global demand for energy as a result of population growth, economic development, and general economic and business conditions;
•the timing and rate of economic recovery from the effects of COVID-19;
•the need for sanitization products related to concern over COVID-19 and similar diseases and related consumer behavior;
•the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and the impact of non-OPEC producers on global supply;
•availability and quantity of natural gas storage;
•import and export volumes and pricing of liquefied natural gas;
•domestic and international refining activity;
•availability of vaccines and other therapeutic treatments for COVID-19;
•pipeline capacity to critical markets and out of producing regions;
•political and economic uncertainty and sociopolitical unrest;
•cost of exploration, production and transport of oil and natural gas;
•technological advances impacting energy production and consumption; and
•weather conditions.
The volatility of commodity prices and the consequential effect on the activities of the Company’s target customer base could adversely impact the activity levels of the Company’s customers.

Volatile economic conditions could weaken customer expenditures, causing reduced demand for the Company’s products and services and a significant adverse effect on the Company’s operating results. It is difficult to predict the pace of industry growth, the direction of oil and natural gas prices, the direction and magnitude of economic activity, the effects or duration of the COVID-19 pandemic, the demand for sanitizer, surface cleaner and disinfectant products, and to what extent these conditions could affect the Company. However, reduced cash flow and capital availability could adversely impact the financial condition of the Company’s customers, which could result in customer project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company. This could cause a negative impact on the Company’s results of operations and cash flows.
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
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and continued reduction in international and U.S. economic activity. These effects have materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas, as well as for our oil and gas related services and products. The decline in our customers’ demand for our oil and gas related services and products has had a material adverse impact on our financial condition, results of operations and cash flows. In addition, we have adopted social distancing and work-from-home procedures, which have had and may continue to have an impact on the ability of employees and management of the Company to communicate and work efficiently. We expect such impact will continue to have certain negative effects on the Company’s business.
The timing of the effectiveness of vaccines, economic uncertainty, and future developments and effects are highly uncertain and cannot be predicted. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity and/or capital levels.
Reduced unconventional oil production could lessen the positive effects of a general recovery of the oil and gas industry.
The majority of the Company’s product offerings in its CT segment, other than sanitizer, surface cleaner and disinfectant products, are used in unconventional oil and gas operations. The Company has little to no exposure to conventional or offshore sectors. In the event that an industry recovery is disproportionately driven by conventional and offshore oil and gas operations, the Company may not have a resulting increase in its operational results.
The Company’s inability to develop and/or introduce new products or differentiate existing products could have an adverse effect on its ability to be responsive to customers’ needs and could result in a loss of customers, as well as adversely affecting the Company’s future success and profitability.
The industries in which the Company does business are characterized by technological advancements that have historically resulted in, and will likely continue to result in, substantial improvements in the scope and quality of specialty chemistries and analytical services. Consequently, the Company’s future success is dependent, in part, upon the Company’s continued ability to timely develop innovative products and services. Successful introduction of new technology requires time and resources, and there is no assurance that the Company will be able to commercialize new technology in a timely manner. If the Company fails to successfully develop and introduce innovative products and services that appeal to customers, or if existing or new market competitors develop superior products and services, the Company’s revenue and profitability could deteriorate. The Company develops, markets and produces certain green alternatives to many existing products. If these green alternatives do not perform as well as existing conventional products, the Company’s revenue and profitability could be adversely affected.
Increased competition could exert downward pressure on prices charged for the Company’s products and services.

The Company operates in a competitive environment characterized by large and small competitors. Competitors with greater resources and lower cost structures or who are trying to gain market share may be successful in providing competing products and services to the Company’s customers at lower prices than the Company currently charges. Employees of the Company may leave and compete directly with the Company. This may require the Company to lower its prices, resulting in an adverse impact on revenues, margins, and operating results. Thus, competition could have a detrimental impact on the Company’s business.
If the Company is unable to adequately protect intellectual property rights or is found to infringe upon the intellectual property rights of others, or is unable to maintain the registrations and certifications of its products and facilities, the Company’s business is likely to be adversely affected.
The Company relies on a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements and other methods to access markets and create a competitive advantage. Although the Company believes that existing measures are reasonably adequate to protect intellectual property rights, there is no assurance that the measures taken will prevent misappropriation of proprietary information or dissuade others from independent development of similar products or services. Moreover, there is no assurance that the Company will be able to prevent competitors from copying, reverse engineering, modifying or otherwise obtaining and/or using the Company’s technology and proprietary rights to create competitive products or services. The Company may not be able to enforce intellectual property rights outside of the U.S. Additionally, the laws of certain countries in which the Company’s products and services are manufactured or marketed may not protect the Company’s proprietary rights to the same extent as do the laws of the U.S. Furthermore, other third parties may infringe, challenge, invalidate or circumvent the Company’s patents, trademarks, copyrights and trade secrets. In each case, the Company’s ability to compete could be significantly impaired.
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
The Company is exposed and, in the future, may be exposed to allegations of patent and other intellectual property infringement from others. The Company may allege infringement of its patents and other intellectual property rights against others. Under either scenario, the Company could become involved in costly litigation or other legal proceedings regarding its patent or other intellectual property rights, from both an enforcement and defensive standpoint. Even if the Company chooses to enforce its patent or other intellectual property rights against a third party, there may be risk that the Company’s patent or other intellectual property rights become invalidated or otherwise unenforceable through legal proceedings. If intellectual property infringement claims are asserted against the Company, the Company could defend itself from such assertions or could seek to obtain a license under the third party’s intellectual property rights in order to mitigate exposure. In the event the Company cannot obtain a license, third parties could file lawsuits or other legal proceedings against the Company, seeking damages (including treble damages) or an injunction against the manufacture, use, sale, offer for sale, or importation of the Company’s products and services. These could result in the Company having to discontinue the use, manufacture and sale of certain products and services, increase the cost of selling certain products and services, or result in damage to the Company’s reputation. An award of damages, including material royalty payments, or the entry of an injunction order against the use, manufacture and sale of any of the Company’s products and services found to be infringing, could have an adverse effect on the Company’s results of operations and ability to compete.
Certain of the Company’s products and facilities, especially those related to the sanitizer, surface cleaner and disinfectant business, have been registered with the EPA and/or FDA. The failure of the Company to maintain such EPA and FDA registrations could result in the inability of the Company to market or sell its products. In the event that the Company cannot maintain its registrations or licenses or is unable to procure new licenses or registrations for new products or in response to changes to regulatory requirements, the ability of the Company to sell its products and obtain revenue may be adversely affected.

The loss of key customers could have an adverse impact on the Company’s results of operations and could result in a decline in the Company’s revenue.
In the CT segment, in the aggregate, revenue derived from the Company’s three largest customers as a percentage of consolidated revenue for the years ended December 31, 2020 and 2019, totaled 50% and 40%, respectively. Customer relationships are historically governed by purchase orders or other short-term contractual obligations as opposed to long-term contracts. Losses of customers also may occur due to product, service or pricing issues, as well as industry consolidation. The Company competes in a highly competitive environment and must work diligently to create and maintain productive customer relationships, and the failure to maintain those relationships could result in the loss of one or more key customers. The loss of one or more key customers could have an adverse effect on the Company’s results of operations and could result in a decline in the Company’s revenue.
Loss of key suppliers, the inability to secure raw materials on a timely basis, or the Company’s inability to pass commodity price increases on to its customers could have a material adverse effect on the Company’s ability to service its customers’ needs and could result in a significant loss of customers.
Materials used in servicing and manufacturing operations, as well as those purchased for sale, are generally available on the open market from multiple sources. Acquisition costs and transportation of raw materials to the Company’s facilities have historically been impacted by extreme weather conditions. Certain raw materials used by the Company’s CT segment are available only from limited sources; accordingly, any disruptions to critical suppliers’ operations could materially and adversely impact the Company’s operations. Prices paid for raw materials could be affected by energy products and other commodity prices; weather and disease associated with our crop dependent raw materials; tariffs and duties on imported materials; foreign currency exchange rates; and phases of the general business cycle and global demand. The Company’s CT segment secures short- and long-term supply agreements for most of its critical raw materials from both domestic and international vendors.
Certain of the Company’s products use citrus terpene as a raw material. While the Company believes that its existing supply and contractual arrangements are sufficient for its current usage, a loss of current supply may require the Company to find alternative raw materials or alternative sources of citrus terpene, each of which could have an adverse effect on the cost of the Company to produce its products.
The prices of key raw materials are subject to market fluctuations, which at times can be significant and unpredictable. Availability of key raw materials, weather events, natural disasters, and health epidemics in countries from which the Company sources raw materials may significantly impact prices. The Company may be unable to pass along price increases to its customers, which could result in a materially adverse impact on margins and operating profits. The Company currently uses purchasing strategies designed, where possible, to align the timing of customer demand with the Company’s supply commitments. However, the Company currently does not hedge commodity prices, but may consider such strategies in the future, and there is no guarantee that the Company’s purchasing strategies will prevent cost increases from resulting in materially adverse impacts on margins and operating profits.
The Company’s DA segment is dependent on its ability to source appropriate technical components for its Verax measurement system, certain of which are specialty products that are sole-sourced and are not easily replaceable with other sources. Any inability to source appropriate components in the future could result in significant difficulty supplying equipment or services to the Company’s customers.
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
Effective internal controls are necessary for the Company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reports or effectively prevent fraud, the Company’s reputation and operating results could be harmed. If the Company is unable to maintain effective disclosure controls and procedures and internal controls over financial reporting, the Company may not be able to provide reliable financial reports, which in turn could affect the Company’s operating results or cause the Company to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively affect the trading price of the Company’s common stock, limit the ability of the Company to access capital markets in the future, and require additional costs to improve internal control systems and procedures. The Company disclosed material weaknesses in internal controls during 2020. The failure to properly remediate each of the material weaknesses, or the discovery of additional material weaknesses, could affect the Company’s operating results or cause the Company to be unable to meet its reporting obligations.
Network disruptions, security threats and activity related to global cyber-crime pose risks to the Company’s key operational, reporting and communication systems.
The Company relies on access to information systems for its operations. Failures of, or interference with, access to these systems, such as network communications disruptions, could have an adverse effect on our ability to conduct operations and could directly impact consolidated reporting. Phishing attacks could result in sensitive or confidential information being released by the Company. Security breaches pose a risk to confidential data and intellectual property, which could result in damages to our competitiveness and reputation. The Company’s policies and procedures, system monitoring and data back-up processes may not prevent or mitigate the effects of these potential disruptions or breaches. There can be no assurance that existing or emerging threats will not have an adverse impact on our systems or communications networks. While the Company does carry cybersecurity insurance, the coverage and amount of such insurance may not be sufficient to adequately compensate the Company for cybersecurity loss.
The Company may pursue strategic acquisitions, joint ventures and strategic divestitures, which could have an adverse impact on the Company’s business.
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
The Company believes future success will depend, in part, on the Company’s ability to adapt to market opportunities and changes, to successfully integrate the operations of any businesses acquired, expansion of existing product and service lines, and potentially expand into new product and service areas in which the Company may not have prior experience. Factors that could result in strategic business difficulties include, but are not limited to:
•failure to effectively integrate acquisitions, joint ventures or strategic alliances;
•failure to effectively plan for risks associated with expansion into areas in which management lacks prior experience;
•lack of experienced management personnel;
•increased administrative burdens;

•lack of customer retention;
•technological obsolescence; and
•infrastructure, technological, communication and logistical problems associated with large, expansive operations.
If the Company fails to manage potential difficulties successfully, the Company’s operating results could be adversely impacted.
The Company’s ability to grow and compete could be adversely affected if adequate capital is not available.
The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to equity and debt financing. The Company cannot guarantee that internally generated cash flows will be sufficient, or that the Company will to be able to obtain equity or debt financing on acceptable terms, or at all. As a result, the Company may not be able to finance strategic growth plans, take advantage of business opportunities, or to respond to competitive pressures. The Company’s existing shelf registration statement does not have extra capacity for equity offerings, and there is no guarantee that the Company will file a new shelf registration statement. The Company’s ability to procure debt financing, is dependent on, among other things, the willingness of banks and other financial institutions to lend into the Company’s industry and on their evaluation of the Company’s credit risk. There is no guarantee that the Company will be able to procure debt financing or, in the event that it is able to procure debt financing, that the financing will be on favorable terms and conditions or at favorable rates of interest.
Failure to adapt to changing buying habits at the Company’s potential and existing customers could have a negative effect on the Company’s ability to attract and retain business.
The demographics and habits of the purchasing departments of many of the Company’s customers and potential customers is changing. Key decision makers are less experienced and show different buying habits and approaches. Customers are increasingly using advanced analytics to make purchasing decisions. If the Company does not adapt to these changing purchasing trends, the Company may not be able to attract or retain business.
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
The Company is, and from time to time may become, a party to legal proceedings incidental to the Company’s business involving alleged injuries arising from the use of Company products, exposure to hazardous substances, patent infringement, employment matters, commercial disputes, claims related to adverse physical reactions to the Company’s products such as rashes or allergic reactions and shareholder lawsuits. The defense of these lawsuits may require significant expenses, divert management’s attention, and may require the Company to pay damages that could adversely affect the Company’s financial condition. In addition, any insurance or indemnification rights that the Company may have may be insufficient or unavailable to protect against potential loss exposures.
The Company’s current insurance policies may not adequately protect the Company’s business from all potential risks.
The Company’s operations are subject to risks inherent in the specialty chemical industry, such as, but not limited to, accidents, explosions, fires, severe weather, oil and chemical spills, and other hazards. These conditions can result in personal injury or loss of life, damage to property, equipment and the environment, as well as suspension of customers’ oil and gas operations.

These events could result in damages requiring costly repairs, the interruption of Company business, including the loss of revenue and profits, and/or the Company being named as a defendant in lawsuits asserting large claims. The Company does not have insurance against all foreseeable risks. Consequently, losses and liabilities arising from uninsured or underinsured events could have an adverse effect on the Company’s business, financial condition and results of operations.
Regulatory pressures, environmental activism, and legislation could result in reduced demand for the Company’s products and services, increase the Company’s costs, and adversely affect the Company’s business, financial condition and results of operations.
Regulations restricting volatile organic compounds (“VOC”) exist in many states and/or communities which limit demand for certain products. Although citrus oil is considered a VOC, its health, safety, and environmental profile is preferred over other solvents (e.g., benzene, toluene, ethylbenzene and xylene), which is currently creating new market opportunities around the world. Changes in the perception of citrus oils as a preferred VOC, increased consumer activism against hydraulic fracturing or other regulatory or legislative actions by governments could potentially result in materially reduced demand for the Company’s products and services and could adversely affect the Company’s business, financial condition, and results of operations.
The Company is subject to complex foreign, federal, state and local environmental, health, and safety laws and regulations, which expose the Company to liabilities that could adversely affect the Company’s business, financial condition, and results of operations.
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
Much of the Company’s revenue in its CT segment is derived from customers engaged in hydraulic fracturing services, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to flow more easily through the rock pores to a production well. Some states have adopted regulations which require operators to publicly disclose certain non-proprietary information. These regulations could require the reporting and public disclosure of the Company’s proprietary chemistry formulas. In addition, the Biden administration has proposed additional restrictions on hydraulic fracturing. The adoption of any future federal or state laws or local requirements, or the implementation of regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process, could increase the difficulty of oil and natural gas well production activity and could have an adverse effect on the Company’s future results of operations.
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
The Company and its customers are subject to risks inherent in doing business outside of the U.S., including, but not limited to:
•governmental instability;
•corruption;
•war and other international conflicts;
•civil and labor disturbances;
•requirements of local ownership;
•cartel behavior;
•partial or total expropriation or nationalization;
•currency devaluation; and
•foreign laws and policies, each of which can limit the movement of assets or funds or result in the deprivation of contractual rights or appropriation of property without fair compensation.
Collections from international customers and agents could also prove difficult due to inherent uncertainties in foreign law and judicial procedures. The Company could experience significant difficulty with collections or recovery due to the political or judicial climate in foreign countries where Company operations occur or in which the Company’s products are used.
The Company’s international operations must be compliant with the Foreign Corrupt Practices Act and other applicable U.S. laws. The Company could become liable under these laws for actions taken by employees or agents. Compliance with international laws and regulations could become more complex and expensive thereby creating increased risk as the Company’s international business portfolio grows. Further, the U.S. periodically enacts laws and imposes regulations prohibiting or restricting trade with certain nations. The U.S. government could also change these laws or enact new laws that could restrict or prohibit the Company from doing business in identified foreign countries. The Company conducts, and will continue to conduct, business in currencies other than the U.S. dollar. Historically, the Company has not hedged against foreign currency fluctuations. Accordingly, the Company’s profitability could be affected by fluctuations in foreign exchange rates.
The Company has no control over and can provide no assurances that future laws and regulations will not materially impact the Company’s ability to conduct international business.
The Company’s ability to use net operating loss and tax attribute carryforwards to offset future taxable income may be limited.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act provided the ability for taxpayers to carryback NOLs arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 to each of the five years preceding the year of the loss. In addition, under the 2017 Tax Act, the ability to carry back NOLs to prior taxable years is generally eliminated, and while NOLs arising in tax years beginning after 2017 may be carried forward indefinitely, these post-2017 NOLs may only reduce 80% of the Company’s taxable income in a tax year. Limitations imposed on the ability to use NOLs and tax credits to offset future taxable income could reduce or eliminate the benefit of the NOLs and tax attributes and could require the Company to pay U.S. federal income taxes in excess of that which would otherwise be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.
Risks Related to the Company’s Industry
General economic declines or recessions, limits to credit availability, and industry specific factors could have an adverse effect on energy industry activity resulting in lower demand for the Company’s products and services.
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
Demand for many of the Company’s products and services is dependent on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for the Company’s products and services is particularly sensitive to levels of activity in the upstream, downstream and midstream sectors, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. One indication of drilling and completion activity and spending is rig count, which the Company monitors to gauge market conditions. In addition, the U.S. Energy Information Administration and other industry data sources report completion activity, which is utilized by the Company. Any prolonged reduction in oil and natural gas prices or drop in rig and/or completion count could depress current levels of exploration, development, and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies could similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity could result in a corresponding decline in the demand for the Company’s oil and natural gas related products and services, which could have a material adverse effect on the Company’s revenue and profitability.
The demand for our sanitizer products is dependent on many factors, including human behavior in response to COVID-19 and market participants in the sanitizer, surface cleaner and disinfectant space. A change in general behavior in response to widespread vaccine availability, relaxed attitudes towards sanitization, consumer reception of our products, or entrants into the sanitizer, surface cleaner and disinfectant space, may materially and adversely affect the demand for our products.
Events in global credit markets can significantly impact the availability of credit and associated financing costs for many of the Company’s customers. Many of the Company’s upstream customers finance their drilling and completion programs through third-party lenders or public debt offerings. Lack of available credit or increased costs of borrowing could cause customers to reduce spending on drilling programs, thereby reducing demand and potentially resulting in lower prices for the Company’s products and services. Also, the credit and economic environment could significantly impact the financial condition of some customers over a prolonged period, leading to business disruptions and restricted ability to pay for the Company’s products and services.
A continuing period of depressed oil and natural gas prices could result in further reductions in demand for the Company’s products and services and adversely affect the Company’s business, financial condition, and results of operations.
The markets for the Company’s products, especially oil and gas markets, have historically been volatile. Such volatility in oil and natural gas prices, or the perception by the Company’s customers of unpredictability in oil and natural gas prices, could adversely affect spending levels. The oil and natural gas markets may be volatile in the future. The demand for the Company’s products and services is, in large part, driven by general levels of exploration and production spending and drilling activity by its customers. Future declines in oil or gas prices could adversely affect the Company’s business, financial condition, and results of operations.
New and existing competitors within the Company’s industries could have an adverse effect on results of operations.
The industries in which the Company competes are highly competitive. The Company’s principal competitors include numerous small companies capable of competing effectively in the Company’s markets on a local basis, as well as a number of large companies that possess substantially greater financial and other resources than does the Company. Larger competitors may be able to devote greater resources to developing, promoting, and selling products and services. The Company may also face increased competition due to the entry of new competitors including current suppliers that decide to sell their products and services directly to the Company’s customers. As a result of this competition, the Company could experience lower sales or greater operating costs, which could have an adverse effect on the Company’s margins and results of operations.
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
Our DA segment may be materially and negatively affected by government regulations and/or facility disruptions.
The demand for our equipment and services offerings in our DA segment could be materially affected by additional regulations on the upstream, midstream, and downstream portions of the oil and gas sectors. Additional regulation on oil and gas production, transportation, or processing of hydrocarbons may result in significantly reduced demand for our offerings, either individually or as a result of a decline in the overall oil and gas markets in the United States and abroad. In addition, our products are subject to export control laws and regulations, and changes to those laws and regulations may negatively impact our ability to pursue international opportunities. Disruptions to pipelines and refineries, whether due to regulation, weather, demand, or other factors, may also have a materially adverse effect on our ability to derive revenue from our DA segment. Adjustments to our DA segment’s commercial strategy, with a shift towards subscription revenue and away from equipment sales, and the market’s response to that strategy, may materially and adversely affect revenues in the near term, even if the strategic shift is successful, due to longer payback periods on subscription models.
Risks Related to the Company’s Securities
The market price of the Company’s common stock has been and may continue to be volatile.
The market price of the Company’s common stock has historically been subject to significant fluctuations. The following factors, among others, could cause the price of the Company’s common stock to fluctuate due to:
•variations in the Company’s quarterly results of operations;
•changes in market valuations of companies in the Company’s industry;
•fluctuations in stock market prices and volume;
•fluctuations in oil and natural gas prices;
•issuances of common stock or other securities in the future;
•additions or departures of key personnel;
•announcements by the Company or the Company’s competitors of new business, acquisitions, or joint ventures; and
•negative statements made by external parties about the Company’s business in public forums.
The stock market has experienced significant price and volume fluctuations in recent years that have affected the price of common stock of companies within many industries including the oil and natural gas industry. The price of the Company’s common stock could fluctuate based upon factors that have little to do with the Company’s operational performance, and these fluctuations could materially reduce the Company’s stock price. The Company could be a defendant in a legal case related to a significant loss of value for the shareholders. This could be expensive and divert management’s attention and Company resources, as well as have an adverse effect on the Company’s business, operating results, cash flows, financial condition or securities.
If the Company cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Company’s common stock.
The Company’s common stock is currently listed on the NYSE. In the future, if it is not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, the Company’s common stock may be delisted. If the Company is unable to satisfy the NYSE criteria for continued listing, its common stock would be subject to delisting. A delisting of its common stock could negatively impact the Company by, among other things, reducing the liquidity and market price of the its common stock; reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact its ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting the Company’s ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact the Company’s reputation and, as a consequence, its business, operating results, cash flows, financial condition or securities.
An active market for the Company’s common stock may not continue to exist or may not continue to exist at current trading levels.
Trading volume for the Company’s common stock historically has been very volatile when compared to companies with larger market capitalization. The Company cannot presume that an active trading market for the Company’s common stock will continue or be sustained. Sales of a significant number of shares of the Company’s common stock in the public market could lower the market price of the Company’s stock.

If securities or industry analysts do not publish research or reports about the Company’s business or publish negative reports, the Company’s securities prices and trading volumes could decline and affect the price at which investors could sell securities.
The trading market for the Company’s securities may be affected by the research and reports that industry or securities analysts publish about the Company or its business. The Company does not have any control over these analysts. If analysts do not cover the Company on a regular basis or if one or more analysts cease coverage of the Company or fail to regularly publish reports about the Company, the Company could lose visibility in the financial markets, which in turn could cause the Company’s securities prices or trading volumes to decline. If one or more of such analysts publish negative reports about the Company, the Company’s securities prices would likely decline. These occurrences could affect the price investors could receive from the sale of the Company’s securities.

The Company has no plans to pay dividends on the Company’s common stock, and, therefore, investors will have to look to stock appreciation for return on investments.
The Company does not anticipate paying any cash dividends on the Company’s common stock within the foreseeable future. Any payment of future dividends will be at the discretion of the Company’s board of directors and will depend, among other things, on the Company’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations deemed relevant by the board of directors. Investors must rely on sales of common stock held after price appreciation, which may never occur, in order to realize a return on their investment. The lack of plans for dividends may make the common stock of the Company an unattractive investment for investors who are seeking dividends.
Certain anti-takeover provisions of the Company’s certificate of incorporation and applicable Delaware law could discourage or prevent others from acquiring the Company, which may adversely affect the market price of the Company’s common stock.
The Company’s certificate of incorporation and bylaws contain provisions that, among other things:
•permit the Company to issue, without stockholder approval, shares of preferred stock, in one or more series and, with respect to each series, to fix the designation, powers, preferences, and rights of the shares of the series;
•prohibit stockholders from calling special meetings;
•limit the ability of stockholders to act by written consent;
•prohibit cumulative voting; and
•require advance notice for stockholder proposals and nominations for election to the board of directors to be acted upon at meetings of stockholders.
In addition, Section 203 of the Delaware General Corporation Law limits business combinations with owners of more than 15% of the Company’s voting stock without the approval of the board of directors. Aforementioned provisions and other similar provisions make it more difficult for a third party to acquire the Company exclusive of negotiation. The Company’s board of directors could choose not to negotiate with an acquirer deemed not beneficial to or synergistic with the Company’s strategic outlook. If an acquirer were discouraged from offering to acquire the Company or prevented from successfully completing a hostile acquisition by these anti-takeover measures, stockholders could lose the opportunity to sell their shares at a favorable price.
Future issuance of additional shares of common stock could cause dilution of ownership interests and adversely affect the Company’s common stock price.
The Company is currently authorized to issue up to 140,000,000 shares of common stock. The Company may, in the future, issue previously authorized and unissued shares of common stock, which would result in the dilution of current stockholders’ ownership interests. Additional shares are subject to issuance through various equity compensation plans or through the exercise of currently outstanding equity awards. The potential issuance of additional shares of common stock may create downward pressure on the trading price of the Company’s common stock. The Company may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in order to raise capital or effectuate other business purposes. Future sales of substantial amounts of common stock, or the perception that sales could occur, could have an adverse effect on the price of the Company’s common stock.

The Company may issue a substantial amount of securities in connection with future acquisitions, and the sale of those securities could adversely affect the trading price of our common stock or other securities.

As part of our growth strategy, we may issue additional securities, or securities that have rights, preferences, and privileges senior to our other securities. We may file future shelf registration statements with the SEC that we may use to sell securities from time to time in connection with acquisitions. To the extent that we are able to grow through acquisitions and are able to pay for such acquisitions with shares of our common stock or other securities, the number of outstanding shares of common stock or other securities that will be eligible for sale in the future is likely to increase substantially. Persons receiving shares of our common stock or other securities in connection with these acquisitions may be more likely to sell large quantities of their common stock or other securities, which may influence the price of our common stock or other securities. In addition, the potential issuance of additional shares of common stock or other securities in connection with anticipated acquisitions could lessen demand for our common stock or other securities and result in a lower price than would otherwise be obtained.
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

General Risk Factors

If the Company loses the services of key members of management, the Company may not be able to manage operations and implement growth strategies.

The Company depends on the continued service of the Chief Executive Officer and President, the Chief Financial Officer and other key members of the executive management team, who possess significant expertise and knowledge of the Company’s business and industry. Furthermore, the Chief Executive Officer and President serves as Chairman of the Board of Directors. The Company has entered into employment agreements with certain of these key members. Any loss or interruption of the services of key members of the Company’s management could significantly reduce the Company’s ability to manage operations effectively and implement strategic business initiatives. During 2020, the Company replaced its Chief Executive Officer, Chief Financial Officer, General Counsel and lead sales executive. The failure of the new executives to effectively provide services to the Company and build experience and knowledge of the Company could have an adverse effect on the Company’s results of operations and ability to compete.

The Company’s tax returns are subject to audit by tax authorities. Taxing authorities may make claims for back taxes, interest and penalties. Changes in U.S. tax legislation may adversely affect our business, results of operations, financial condition and cash flows.
The Company is subject to income, property, excise, employment, and other taxes in the U.S. and a variety of other jurisdictions around the world. Tax rules and regulations in the U.S. and around the world are complex and subject to interpretation. From time to time, taxing authorities conduct audits of the Company’s tax filings and may make claims for increased taxes and, in some cases, assess interest and penalties. The assessments for back taxes, interest, and penalties could be significant. If the Company is unsuccessful in contesting these claims, the resulting payments could result in a drain on the Company’s capital resources and liquidity. In addition, there may be material adverse effects resulting from new or future U.S. tax reforms that have not been identified and that could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Disclaimer of Obligation to Update
Except as required by applicable law or regulation, the Company assumes no obligation (and specifically disclaims any such obligation) to update these risk factors or any other forward-looking statement contained in this Annual Report to reflect actual results, changes in assumptions, or other factors affecting such forward-looking statements.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
As of December 31, 2020, the Company operates four manufacturing, warehouse and research facilities in the U.S. Internationally, the Company has a warehouse and research facility in Calgary, Alberta, Canada and a warehouse in Dubai, United Arab Emirates. The Company also has sales offices in Oklahoma City, Oklahoma; Dubai, United Arab Emirates; and Calgary, Alberta, Canada. The Company owns four of these facilities and the remainder are leased with lease terms that expire from 2021 through 2030. In addition, the Company’s corporate office is a leased facility located in Houston, Texas. The following table sets forth facility locations:

Segment	Owned/Leased	Location
Chemistry Technologies	Owned	Marlow, Oklahoma
	Owned	Monahans, Texas
	Owned	Raceland, Louisiana
	Owned	Waller, Texas
	Leased	Dubai, United Arab Emirates
	Leased	Calgary, Alberta
	Leased	Oklahoma City, Oklahoma
	Leased	Raceland, Louisiana
	Leased	Houston, Texas
Data Analytics	Leased	Austin, Texas

Item 3. Legal Proceedings.
See Note 16, “Commitments and Contingencies” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report for information regarding our legal proceedings.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock began trading on the NYSE on December 27, 2007, under the stock ticker symbol “FTK.” As of the close of business on March 11, 2021, there were approximately 7,800 holders of record. The Company’s closing sale price of the common stock on the NYSE on March 1, 2021 was $2.25. The Company has never declared or paid cash dividends on common stock. While the Company regularly assesses the dividend policy, the Company has no current plans to declare dividends on its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity compensation plan information relating to equity securities authorized for issuance under individual compensation agreements at December 31, 2020, is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,682,649	$1.36	1,839,489
(1) Includes shares for outstanding stock options (3,660,000 shares), restricted stock awards (2,795,100 shares), and restricted stock unit share equivalents (1,227,549 shares).
(2) The weighted-average exercise price is for outstanding stock options only and does not include outstanding restricted stock awards. restricted stock unit equivalents, and rights that have no exercise price.

Issuer Purchases of Equity Securities
The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award.
Repurchases of the Company’s equity securities in respect of withholding for tax liabilities during the three months ended December 31, 2020, are as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 to October 31, 2020	2,181	$2.75
November 1 to November 30, 2020	23,711	1.97
December 1 to December 31, 2020	89,524	2.12
Total	115,416	$2.10
(1)The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.
In June 2015, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. Repurchases could be made in the open market or through privately negotiated transactions. No shares were repurchased under this program during 2020.
On June 9, 2020, the board of directors of the Company rescinded the authorization.

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results could differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report and Item 1A, “Risk Factors.”
Executive Summary
Flotek Industries, Inc. is a technology-driven chemistry and data company that serves customers in industrial, commercial and consumer markets. The Company serves specialty chemistry needs that span from downstream, midstream and upstream, both domestic and international, energy markets to applications of U.S. manufactured, sanitizers, surface cleaners and disinfectants for industrial, commercial and consumer use.
The Company’s CT segment develops, manufactures, packages, distributes, delivers, and markets specialty chemicals that enhance the profitability of hydrocarbon producers and cleans surfaces in both commercial and personal settings to help reduce the spread of bacteria, viruses and germs.
The Company’s DA segment enables users to maximize the value of their hydrocarbon associated processes by providing analytics associated with the streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing, and allows users to pursue automation of their hydrocarbon streams to maximize their profitability.
During the second quarter of 2020, the Company acquired 100% ownership of JP3 in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, targeting an increase of processing efficiencies and valuation of natural gas, crude oil and refined fuels. In conjunction with the acquisition of JP3, the Company created the DA segment.
The Company was impacted as a result of the outbreak of COVID-19 that spread throughout the U.S. and the world during 2020. For a discussion of the impacts of COVID-19, see “COVID-19 Effects and Actions” in this Item 7 of this Annual Report. For a discussion of the risks related to COVID-19, see Item 1A, “Risk Factors.”
Continuing Operations
The Company has two operating segments, CT and DA, which are both supported by the Company’s continuing R&I advanced laboratory capabilities.
Chemistry Technologies
The Company’s CT segment includes an energy-focused product line that is comprised of proprietary green chemistries, specialty chemistries, logistics and technology services. The Company designs, develops, manufactures, packages, distributes, delivers and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation and stimulation activities designed to maximize recovery in both new and mature fields, as well as to reduce health and environmental risk by using greener chemicals. Customers of this product line of the CT business segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies and international supply chain management companies.
In 2020, the Company leveraged historical expertise, existing infrastructure, personnel, supply chain, research and resident consumer market experience to address the emerging demand for sanitizers, surface cleaners and disinfectants for both commercial and personal use. Rather than operating under relaxed pandemic-related guidelines, the Company sought to produce FDA and EPA compliant products by completing all necessary upgrades to its already ISO 9001:2015 certified facility in Marlow, Oklahoma. Today the Company has a portfolio of specialty chemical products to address the long-term challenges created by the current COVID-19 pandemic and in preparation for future outbreaks. To restore large public gatherings, it is believed that a variety of approaches will be necessary, including vaccinations, behavioral changes, sanitizers, surface cleaners, and disinfectants are needed. The Company has made a commitment of being in this market for the long-term.

Data Analytics
The Company’s DA segment, created in conjunction with the acquisition of JP3, includes the design, development, production, sale and support of equipment and services that create and provide valuable real time information about the composition and properties for customers' oil, natural gas and refined products. The DA segment is continuing its transition to a recurring revenue subscription model of selling its line of Verax analyzers, deployed in the field across the oil and gas sector, support contracts and software services via its cloud-based Viper software platform, as well as selling hardware-related solutions during the transition to a recurring revenue model.
The customers of the DA segment diversify the revenues of the Company and span across the entire oil and gas market, including upstream, midstream, refineries and distribution networks. The segment helps its customers generate additional profit by enhancing blending, optimizing the natural mixing between adjacent batches of different fuels (“transmix”), ensuring product quality while enabling automation of fluid handling. To date, the segment has focused sales solely on North American markets; however, the segment began preparing for international deployments, including export control investigations, certifications and product design modifications to meet the demands of overseas installations. In 2020, the Company hired a business development executive, who is developing sales opportunities in the international market.
Research & Innovation
R&I supports both segments through green chemistry formulation, specialty chemical formulations, FDA and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing.
Discontinued Operations
The Company sold Florida Chemical Company, LLC, a wholly-owned subsidiary, and its CICT segment, effective as of February 28, 2019. As a result, the Company’s CICT segment and financial results through the date of sale were classified as discontinued operations.
Market Conditions
The Company’s success is sensitive to a number of factors, which include, but are not limited to global energy supply and demand, drilling and well completion activity, customer demand for its advanced technology products, market prices for raw materials and governmental actions.
Drilling and well completion activity levels are influenced by a number of factors, including the number of rigs in operation and the geographical areas of rig activity. Additional factors that influence the level of drilling and well completion activity include:
•Historical, current and anticipated future oil and gas prices;
•Federal, state and local governmental actions that may encourage or discourage drilling activity;
•Customers’ strategies relative to capital funds allocations;
•Weather conditions; and
•Technological changes to drilling and completion methods and economics.
Customers’ demand for advanced technology products and services provided by the Company are dependent on their recognition of the value of chemistries that:
•Provide differentiation in efficiency and efficacy;
•Address emerging pathogens;
•Improve the economics of operations; and
•Are economically viable, socially responsible and ecologically sound.

Governmental actions may restrict the future use of hazardous chemicals, including, but not limited to, the following industrial applications:
•Oil and gas drilling and completion operations;
•Oil and gas production operations;
•Non-oil and gas industrial solvents; and
•EPA and FDA regulatory changes.
The continued impact of COVID-19 and subsequent modification of social behavior for hygiene and sanitation products create opportunities for product growth in various forms of sanitizing, surface cleaning and disinfecting products.
COVID-19 Effects and Actions
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic that spread throughout the U.S. and the world. In late 2020, major pharmaceutical companies developed vaccines and received approval for wide-scale distribution in the U.S. and other countries. The vaccination effort is proceeding in the U.S. and the world. However, variant strains of the virus have emerged, which create additional uncertainty on the extent and the duration of the pandemic.
The pandemic negatively impacted the U.S. and global economy, disrupted global supply chains and the domestic and international oil and gas markets, and increased volatility in financial markets. These effects materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas as well as for the Company’s services and products.
The Company’s CT segment is energy-focused with product lines comprised of specialty chemistries, logistics and technology services. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent exploration and production companies, national and state-owned oil companies, and international supply chain management companies. Due to customer activity levels in this industry, the Company experienced materially reduced revenues and cash flows during 2020.
Outside the oil and gas sector, the COVID-19 pandemic increased demand for certain specialty chemicals, particularly sanitizers, surface cleaners and disinfectants. In 2020, the Company launched a diversified line of FDA and EPA-compliant sanitizers, surface cleaners and disinfectants for industrial, commercial and consumer use. These products build on the Company’s historical expertise in chemistry and leverage its infrastructure, personnel, competencies, supply chain, research and historic consumer market experience. The continued impact of COVID-19 and subsequent modification of social behavior in regard to the heightened attention to hygiene and sanitation provide a sustainable yet challenging market to expand the Company’s portfolio.
The DA segment’s largest customer base, the oil and gas midstream market, reduced gathering and infrastructure capital spending in 2020. In addition, the pandemic impacted the DA segment due to reduced access to facilities to complete new installations for a portion of the year. As a result, spending for the DA segment’s products and services has also been impacted by lower consumer demand. As a result, sales and cash flows were below target for the DA segment.
During 2020, the Company’s financial results were impacted due to impairment charges. The provision for excess and obsolete inventory included charges for the CT segment and the DA segment. See Note 6, “Inventories” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report. The Company recorded an impairment to property, plant and equipment; intangible assets; and operating right-of-use assets during the first quarter of 2020. The extended impact of COVID-19 contributed to additional impairment charges to goodwill and intangible assets in the third quarter of 2020. See Note 9, “Goodwill;” Note 10, “Other Intangible Assets;” and Note 11, “Impairment of Fixed, Long-lived and Intangible Assets.” Due to the continuing uncertainties, additional impairments may occur in the future.
The Company expects the current economic situation to negatively impact the energy sector for an extended period of time, with oil demand recovering during 2021 but not returning to the pre-COVID-19 level. Any further material COVID-19 disruption or significant setback in oil and gas demand arising from a slower economic recovery could negatively impact the

Company. The uncertain future development of the COVID-19 crisis and related implications could materially and adversely affect the Company’s business, operations, operating results, financial condition, liquidity and/or capital levels.
While the full impact of the COVID-19 pandemic continues to evolve and the full extent of the impact is not yet known, the Company continues to closely monitor the effects of the pandemic on commodity demands, and on its customers, operations and employees. Any future development and effects are highly uncertain and cannot be predicted, including:
•the scope and duration of the pandemic;
•effectiveness of vaccines;
•emergence of new coronavirus variants;
•further adverse revenue and net income effects; impairments;
•disruptions to the Company’s operations;
•third-party providers’ ability to support the Company’s operations;
•limitations on domestic and international travel for sales, system installations, and support;
•customer shutdowns of oil and gas exploration and production;
•the effectiveness of work from home arrangements;
•modifications to work schedules, including manufacturing shifts;
•impacts on employees from illness, school closures and other community response measures;
•any actions taken by governmental authorities and other third parties in response to the pandemic; and
•temporary closures of the Company’s facilities or the facilities of its customers and suppliers.
The pandemic caused the Company to alter its business working practices, including work schedules, manufacturing shifts, employee travel, work locations, meetings and participation in events and conferences. In addition, the Company and most of its customers continued the practice of social distancing and work-from-home procedures, which have had, and may continue to have, an impact on the ability of employees and management of the Company to communicate and work efficiently. There is no certainty that these actions will mitigate risks posed by the virus to the Company’s workforce.
The Company’s CT segment focused on development of competitively priced product lines that are responsive to the current market including well bore protection and damage mitigation products as the domestic market has shifted to shutting in wells. In response to a forecasted reduction in capital available to customers for drilling with a shift to optimizing existing infrastructure, the Company initiated several efforts to use specialty chemicals to improve enhanced oil recovery. The Company has also leveraged its international footprint in the Middle East to include unconventional, conventional, and enhanced oil recovery programs.
The CT segment used its expertise in specialty chemistry, existing chemistry infrastructure and facilities, and historical consumer market experience to launch a product line of sanitizers, surface cleaners and disinfectants, as discussed above. The Company believes these new products slot into the premium market and will be competitive over the long-term. The Company has also made changes to its executive team to align with its growth focus.
The Company has also focused on the continuing needs of customers and the market to diversify its business and accelerate growth through deployment of capital, with an emphasis on digital transformation in the oil and gas markets. On May 18, 2020, the Company closed the acquisition of JP3, which gives the Company access to the midstream and downstream markets and diversifies exposure to volatility in the upstream sector. In addition to increasing market share, the DA segment is pursuing product enhancements that enable growth opportunities with current and prospective customers.
In response to market conditions and anticipating ongoing volatility, the Company reduced its cost structure in 2020 to meet anticipated market activity and reduce the Company’s break-even level. Among other cost-cutting and cash preservation initiatives:
•The Company’s CEO, John W. Gibson, Jr., reduced his base salary by 20%, and each of the other executive officers reduced his or her salary by 10%, through December 31, 2020, in exchange for restricted stock, effective as of April 1, 2020.

•The board of directors of the Company approved a 20% reduction in the fees to be paid to the directors, effective as of April 1, 2020.
•The Company consolidated office space by moving all employees at its corporate headquarters into its Global Research and Innovation Center in Houston, Texas and buying out the remaining term of the corporate headquarters lease for a significant discount, with the move completed by the end of June 2020.
•The Company reduced overall headcount by 35% on March 30, 2020. Additionally, the Company reduced the headcount of the DA segment by 35% in October 2020.
•The Company decreased discretionary spending across all business operations.
Outlook for 2021
The COVID-19 pandemic negatively impacted the U.S. and global economy, disrupted global supply chains and the domestic and international oil and gas markets, and increased volatility in financial markets. While market prices for West Texas Intermediate and Brent crude oil rebounded from lows during the initial months of the pandemic in 2020 to exceed $50 per barrel in early 2021, many major integrated oil and gas companies and independent oil and gas companies announced reductions in their 2021 budgets, though such budgets may change if crude oil prices increase. Uncertainty exists about the extent and the duration of the resulting industry contraction and consolidation. In addition, the oilfield services industry remains over supplied and timing on returns to pre-pandemic pricing levels remains uncertain.
Climate change continues to be a focus, as investors are increasingly scrutinizing companies linked to the oil and gas industry through environmental, social and corporate governance factors to promote clean energy and sustainability. In addition, the impact of the actions of the new presidential administration and Congress on the economy and financial markets is uncertain in the current year and longer term. During his first month in office, the President signed many executive orders, including ones with implications for stakeholders in the energy industry, such as canceling the Keystone XL Pipeline and another for the U.S. to rejoin the Paris Agreement on climate change. The Interior Department issued an order in January, placing a 60-day freeze on agency permit approvals and pausing federal oil and gas leasing for a review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters. These and other potential actions by the new administration could have negative and/or positive impacts on the Company’s business and customers.
Amid the current environment with increased business commitments related to ESG, the Company’s products and services offer a significant value proposition to businesses seeking to improve their ESG performance, including improving the safety, reliability and efficiency of their operations. The Company offers sustainable chemistry solutions, tailoring product selection to enable operational efficiencies, improve water management and reduce greenhouse gas emissions for its customers in the exploration and production sector of the oil and gas industry. Further, our patented line of Complex nano-Fluid® (also known as CnF®) chemistry technologies, are formulated with highly effective, plant-based solvents offering safer, sustainable alternatives to toxic BTEX-based (benzene, toluene, ethylbenzene and xylene) chemicals. Additionally, the Company’s real-time sensor technology helps to enable process and operational efficiencies, minimize waste and reduce reprocessing.
The Company believes that an increase in the adoption of specialty chemicals could benefit our business and reduce the impact of the current decrease in drilling and completions activity. The key sales focus of the Company is growing market share by improving returns for current customers, rebuilding relationships with past customers and identifying new customers that could benefit from chemistry solutions. Additionally, the Company is focused on total cost of recovery per barrel of oil equivalent, rather than initial cost, as well as strengthening the publicly available evidence for the efficacy of using advanced CnF® products to materially impact oil and gas recovery and profitability for operators.
The sanitizers, surface cleaners and disinfectants industry is expanding, associated with the continued impact of the COVID-19 pandemic and the need for individuals, businesses, schools and governments to minimize the spread of the coronavirus. Industry growth is also anticipated due to the modification of social behaviors in regard to the heightened attention to hygiene and sanitation. In 2020, the Company launched a diversified line of FDA-compliant sanitizers, surface cleaners and disinfectants for industrial, commercial and consumer use. The Company believes this market provides an opportunity to expand the Company’s portfolio of chemistry products to meet the growing demand.

The use of data and analytics is a growing trend in all industries where technology is used to analyze large datasets of operational information to improve performance, as well as predictive maintenance, advanced safety measures and reduced environmental impact of operations. The Company believes that data and analytics is an area for growth. Hence, in 2020, the Company acquired JP3 and formed the DA segment. To date, the segment has focused sales solely on North American markets; however, the segment began preparing for international deployments, including export control investigations, certifications and product design modifications to meet the demands of overseas installations. The Company hired a business development executive, who is developing sales opportunities in the international market.
The Company continues to develop technologies to ensure our ability to provide differentiated products and services to our customers. Partnering closely with our clients to create and implement specialty chemical products and compositional analyzers remains a focus for the organization. Differentiated products and services are the result of the deployment of the organization’s capabilities and expertise in alignment with customer success. The continuing search for new ways to help make customers successful positions the Company as a leader in advanced chemicals and technology.
The Company’s emphasis in 2021 will be executing the plan established by the executive team to recover from the varied impacts of COVID-19 and grow the Company’s businesses. The CT segment will focus on marketing our products and services to new and existing customers, while expanding the sanitizers, surface cleaners and disinfectants product line. The DA segment will maintain its domestic sales effort while pursuing international growth. The Company does not anticipate a material escalation in our maintenance capital spending year-over-year. In 2021, the Company expects to enhance its focus on ESG and the responsible management of products and services through our Quality Assurance and Quality Control Program and Chemical Spill Prevention Program, adhering to ISO 9001:2015 standards.
Consolidated Results of Operations (dollars in thousands):

	Years ended December 31,
	2020	2019
Revenue	$53,141	$119,353
Operating expenses (excluding depreciation and amortization)	88,266	148,100
Operating expenses %	166.1%	124.1%
Corporate general and administrative costs	16,311	27,975
Corporate general and administrative costs %	30.7%	23.4%
Depreciation and amortization	3,412	8,465
Research and development	7,213	8,863
(Gain) loss on disposal of long-lived assets	(94)	1,450
Impairment of fixed assets and long-lived assets	69,975	—
Impairment of goodwill	11,706	—
Loss from operations	(143,648)	(75,500)
Operating margin %	(270.3)%	(63.3)%
Gain on lease termination	576	—
Interest and other income (expense), net	443	(311)
Loss before income taxes	(142,629)	(75,811)
Income tax benefit (expense)	6,179	(262)
Loss from continuing operations	(136,450)	(76,073)
Income from discontinued operations, net of tax	—	42,158
Net loss	$(136,450)	$(33,915)

Results for 2020 compared to 2019—Consolidated
Consolidated revenue for the year ended December 31, 2020, decreased $66.2 million, or 55.5%, from 2019. The decrease in revenue was largely a result of reduced demand due to the continued volatile macro-environment for U.S. onshore drilling and completion activity, impacted by political and economic events in foreign markets, and the continued COVID-19 impact on productivity and customers during the year. Partially offsetting the decrease were new revenues in 2020 from the diversification of our chemical product line and our DA segment acquired in May 2020.
Consolidated operating expenses (excluding depreciation and amortization) for the year ended December 31, 2020, decreased $59.8 million, or 40.4%, from 2019, and as a percentage of revenue, increased to 166.1% for the year ended December 31, 2020, from 124.1% for the comparable period of 2019. Company reduction in force actions in the first quarter of 2020 lowered operational personnel costs along with a significant decrease in logistical costs as part of our overall cost-cutting efforts within supply chain. In 2020, the Company lowered occupancy costs due to our reduced facility footprint and reduction in equipment primarily associated with tank rentals. These savings were partially offset by operating expenses for the DA segment acquired in May 2020, and introduction of the sanitizers, surface cleaners and disinfectants product line in the second quarter of 2020. The provision for excess and obsolete inventory in 2020 included charges of $8.4 million for the CT segment and $3.9 million for the DA segment, primarily related to the Company’s product rationalization effort. The Company also recognized expense of $2.7 million in 2020 for the earn-out provisions related to the JP3 acquisition. For the year ended December 31, 2020, the Company recognized a purchase commitment loss of $9.9 million and carried an accrued liability of $9.4 million associated with the amended terpene supply agreement. The commitment loss related to lower expected usage from reduced demand for terpene in the oil and gas sector due from capital spending reductions across our customer base and impacts of COVID-19, combined with product mix changes using lower concentrations of terpene. In 2019, the Company recognized a loss of $15.8 million related to the terpene supply agreement.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs decreased $11.7 million, or 41.7%, for the year ended December 31, 2020, compared to 2019. The decrease in CG&A costs for the year ended December 31, 2020, compared to 2019, was primarily due to a decrease of $8.2 million in personnel costs. This year over year decrease in personnel costs resulted from reduction in force actions in the first quarter of 2020 combined with a decrease in severance costs of $4.2 million. These reduced personnel costs included a $2.1 million reduction in stock-based compensation and incentives. Other factors contributing to lower CG&A in 2020 were decreases in legal costs, travel and entertainment, and Company headquarter leasing costs, partially offset by one-time expenses related to the acquisition of JP3 during the second quarter of 2020.
Depreciation and amortization expense for the year ended December 31, 2020, decreased $5.1 million, or 59.7%, from 2019, primarily due to impairment of fixed and long-lived assets recorded in the first quarter of 2020 combined with limiting capital expenditure spend in 2020 and consolidation of our physical facility footprint.
Research and development expense for the year ended December 31, 2020, decreased $1.7 million, or 18.6%, from 2019. The decrease in research and development expense is primarily due to lower personnel costs as a result of our company-wide reduction in workforce in the first quarter of 2020.
For the year ended December 31, 2020, the Company recognized a gain of $0.1 million on disposal of assets. For the year ended December 31, 2019, the Company recognized a loss of $1.5 million on disposal of long-lived assets, primarily due to the disposal of corporate software.
Impairment of fixed and long-lived assets for the year ended December 31, 2020 was $70.0 million due to a $12.5 million write-down in the DA segment in the third quarter combined with the CT segment write-down of $54.7 million and a corporate-level write-down of $2.8 million recorded in the first quarter of 2020. Impairment of goodwill was $11.7 million for the year ended December 31, 2020, due to a third quarter 2020 write-down of the goodwill in our DA segment. See Note 3, “Business Combination;” Note 9, “Goodwill;” Note 10, “Other Intangible Assets;” and Note 11, “Impairment of Fixed, Long-lived and Intangible Assets,” for additional information. No similar impairments occurred in 2019.

The Company recognized a gain on lease termination of $0.6 million during the second quarter of 2020, as a result of terminating the corporate headquarters office lease and making a one-time payment of $1.0 million.
Interest and other income (expense), net, changed $0.8 million for the year ended December 31, 2020, compared to 2019. Interest expense decreased $2.0 million, primarily due to the termination of the PNC Bank Credit Facility in the first quarter of 2019. The Company’s interest income for the year ended December 31, 2020, was $0.5 million compared to $1.9 million in 2019. The year-over-year decrease in interest income was driven by lower average cash balances and the depressed interest rate environment in 2020 compared to 2019.
The Company recorded an income tax benefit of $6.2 million for the year ended December 31, 2020, primarily as a result of the extended net operating loss carryback provisions included in the CARES Act initially recorded in the first quarter of 2020, yielding an effective tax benefit rate of 4.3% for the year ended December 31, 2020. The Company determined that it is more likely than not that it will not realize the benefits of certain deferred tax assets and, therefore, recorded a $20.3 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to non-amortizable intangible assets and certain state jurisdictions. As of December 31, 2020, the Company is in a full valuation position. See Note 15, “Income Taxes.”
Results by Segment

Chemistry Technologies
(dollars in thousands)

	Years ended December 31,
	2020	2019
Revenue	$50,310	$119,353
Loss from operations, including impairment	(88,486)	(45,682)
Results for 2020 compared to 2019
CT revenue for the year ended December 31, 2020, decreased $69.0 million, or 57.8% compared to 2019. The decrease in revenue was largely a result of the volatile macro-environment. Contributing to the volatility were OPEC-related actions disrupting market pricing and resulting in oversupply of hydrocarbons, and the COVID-19 impact on productivity and customers during the year. Partially offsetting the decrease were new revenues in 2020 from the introduction of sanitizing, surface cleaning and disinfecting products.
Loss from operations for the CT segment increased $42.8 million for the year ended December 31, 2020, compared to 2019. The increased loss from operations for 2020 was due to impairment charges of fixed and long-lived assets of $54.7 million, further impacted by lower revenue related to reduced demand. The provision for excess and obsolete inventory in 2020 included charges of $8.4 million. In 2020, the Company recognized a loss of $9.9 million for the amended terpene agreement due to adjustments to the Company’s expected usage, combined with product mix changes using lower concentration of terpene. In 2019, the Company recognized a loss of $15.8 million for the amended terpene agreement.

Data Analytics
(dollars in thousands)

Period May 18 to December 31,
2020
Revenue	$2,831
Loss from operations, including impairment	(36,407)
On May 18, 2020, the Company purchased JP3 and formed the DA segment. The segment revenue for the period from acquisition to December 31, 2020, was $2.8 million, which came from existing customers on minor project expansions and new customers. For the fourth quarter of 2020, revenue was $1.3 million, an increase of $0.6 million over the third quarter of 2020, driven primarily by increased equipment sales. Segment revenue for 2020, and the third quarter in particular, was adversely impacted by economic and COVID-19 related factors, as demand in the oil and gas sector declined due to capital spending reductions across our customer base.
The loss from operations for the period May 18 to December 31, 2020, includes write-downs to goodwill of $11.7 million and $12.5 million for finite-lived intangible assets in the third quarter. In addition, the third quarter of 2020 included charges for excess and obsolete inventory of $3.9 million. Results for the period May 18 to December 31, 2020, also include $2.7 million of expense for the JP3 stock performance earn-out provisions related to the purchase of JP3.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the need to acquire and maintain equipment, fund working capital requirements and when the opportunities arise, to make strategic acquisitions. During the year ended December 31, 2020, the Company funded capital requirements primarily with cash on hand, which included a tax refund received of $6.1 million, combined with investing and financing cash inflows that included proceeds of $9.9 million received from escrow in 2020 from the 2019 sale of the CICT segment and proceeds from a Payroll Protection Program loan of $4.8 million. During the second quarter of 2020, the Company acquired JP3, making payments for the acquisition of $26.3 million, net of cash acquired. During the third quarter of 2020, the first stock performance target related to the acquisition was achieved and in October 2020, the Company paid $2.5 million into escrow to settle the liability.
Cash and cash equivalents totaled $38.7 million at December 31, 2020, as compared to $100.6 million at December 31, 2019. The Company used $47.8 million of cash outflows for operating activities (including $14.8 million expended in working capital) and $17.7 million for investing activities. Offsetting these cash outflows, financing activities provided the Company $3.7 million.
Liquidity
The effects of the COVID-19 pandemic and the volatility in oil prices during 2020 materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas as well as for our services and products. While the full impact and duration of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. See “COVID-19 Effects and Actions” for developments and possible effects.
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to equity and debt financing. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in operations in the following year. While we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due, a prolonged COVID-19 impact, a slower than expected recovery in of oil and gas markets, or reduced spending at our customers could have a negative impact on our liquidity.
Accordingly, while the Company believes that its existing cash will enable it to fund its operations and growth, the Company cannot guarantee the level of cash flows in the future. In the event that the Company’s existing cash on hand is not sufficient to fund operations, meet our capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position. Such actions may include, but are not limited to:
•Sale of non-core real estate properties;
•Sale-leaseback transactions of facilities;
•Sale of excess inventory and/or raw materials;
•Entry into a borrowing facility with one or more lenders;

•Raising equity either in the public markets or via a private placement offering;
•Reducing executive salaries and/or board of directors’ fees, or making a portion of those fees or salaries in equity instead of cash; and
•Reducing professional advisory fees and headcount.
However, with respect to anticipated transactions, there can be no assurance that such matters can be implemented on acceptable terms. For a further discussion of the risks surrounding the Company’s access to capital, please see Item 1A, “Risk Factors” in this Annual Report.
The Company expects capital spending to be less than $1.0 million in 2021.
Cash Flows

Consolidated cash flows by type of activity are noted below (in thousands):

	Years ended December 31,
	2020	2019
Net cash used in operating activities	$(47,838)	$(4,545)
Net cash (used in) provided by investing activities	(17,701)	152,713
Net cash provided by (used in) financing activities	3,727	(49,994)
Net cash flows provided by discontinued operations	—	15
Effect of changes in exchange rates on cash and cash equivalents	(102)	5
Net change in cash, cash equivalents and restricted cash	$(61,914)	$98,194

Operating Activities
During 2020 and 2019, cash used in operating activities totaled $47.8 million and $4.5 million, respectively. Consolidated net loss from continuing operations for 2020 and 2019 totaled $136.5 million and $76.1 million, respectively.
During the year ended December 31, 2020, non-cash adjustments to net income totaled $96.6 million as compared to $40.8 million in 2019.
•In 2020, contributory non-cash adjustments consisted primarily of $81.7 million of impairment charges, which include a $30.2 million impairment of fixed assets, $32.4 million impairment of intangibles, $11.7 million impairment of goodwill and $7.4 million impairment on right-of-use assets. The non-cash adjustment for the provision for excess and obsolete inventory was $12.3 million. In addition, non-cash charges included $3.4 million for depreciation and amortization and $3.0 million for stock compensation expense. Other non-cash adjustments included a $2.7 million change in fair value of contingent consideration.
•In 2019, the non-cash adjustments to net income consisted primarily of $8.5 million for depreciation and amortization expense, $4.2 million for stock compensation expense, $5.7 million provision for excess and obsolete inventory, $18.3 million for changes to deferred income taxes and $1.5 million for net gain on sale of assets.
During the year ended December 31, 2020, changes in working capital used $14.8 million in cash as compared to providing $30.7 million in 2019.
•The use of cash in working capital in 2020 primarily resulted from a reduction in accrued liabilities and accounts payable of $23.6 million, which included two one-time payments made in 2020: one payment of $15.8 million to amend a long-term supply agreement and one to pay $4.1 million for the final post-closing working capital adjustment related to the 2019 sale of the CICT segment. Decreases in accounts receivable, inventories and other current assets during 2020 provided cash of $8.5 million.
•During 2019, changes in working capital provided $30.7 million in cash, primarily resulting from decreasing accounts receivables by $21.0 million.

Investing Activities
Net cash used in investing activities was $17.7 million for the year ended December 31, 2020. The cash used in investing activities is primarily due to $26.3 million paid for the purchase of JP3, net of cash acquired, during the second quarter of 2020, and $1.4 million paid for capitalized sanitizer equipment upgrades in 2020. The cash outflows were partially offset by proceeds of $9.9 million received from escrow in 2020 from the 2019 sale of the CICT segment.
Net cash provided by investing activities was $152.7 million during 2019. Cash provided by investing activities included $155.5 million of proceeds received from the sale of revenue generating assets associated with the CICT segment, partially offset by cash paid of $2.4 million for capital expenditures and $0.6 million for the purchase of various patents and other intangible assets.
Financing Activities
Net cash provided by financing activities was $3.7 million for the year ended December 31, 2020. Cash provided by financing activities included $4.8 million of proceeds from borrowings under the Payroll Protection Program.
Net cash used in financing activities was $50.0 million during 2019, primarily due to using $49.7 million for repayments of debt, net of borrowings.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenue and expenses during the reporting period. Significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report. The Company believes the following accounting policies are critical due to the significant, subjective and complex judgments and estimates required when preparing the consolidated financial statements. The Company regularly reviews judgments, assumptions and estimates related to the critical accounting policies.
Revenue Recognition
The Company recognizes revenue to depict the transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. See Note 5, “Revenue from Contracts with Customers,” in Part II of this Annual Report for further discussion.
The Company recognizes revenue based on a five-step model when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied.
Products and services are sold with fixed or determinable prices. Certain sales include right of return provisions, which are considered when recognizing revenue and deferred accordingly. Deposits and other funds received in advance of delivery are deferred until the transfer of control is complete.
The Company primarily sells chemicals and equipment recognized at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Additionally, the Company offers various services associated to products sold which includes field services, installation, maintenance and other functions. Service revenue is recognized on an over time basis for the CT segment as services are performed as the customer is simultaneously benefiting as the Company performs. For the DA segment, services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. The DA segment has additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the DA segment may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions.

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
Reserve for Excess and Obsolete Inventory
Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company’s inventory reserve represents the excess of the inventory carrying amount over the amount expected to be realized from the ultimate sale or other disposal of the inventory.
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
At December 31, 2020 and 2019, the reserve for excess and obsolete inventory was $11.1 million and $5.7 million, or 48.3% and 19.7% of inventory, respectively.
Business Combinations
The Company includes the results of operations of its acquisitions in its consolidated results, prospectively from the date of acquisition. Acquisitions are accounted for by applying the acquisition method. The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed and any non-controlling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and any non-controlling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and Flotek and the value of the acquired assembled workforce. Acquisition-related expenses are recognized separately from the business acquisition and are recognized as expenses as incurred.
Although the Company believes the assumptions and estimates it has made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction. See Note 3, “Business Combination,” in Part II of this Annual Report for further information.
Goodwill
Goodwill is not subject to amortization but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit. Goodwill is tested for impairment at a reporting unit level.

During the annual testing, or when tested upon the occurrence of a triggering event, the Company assesses whether a goodwill impairment exists using both qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, based on this qualitative assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company does not perform a quantitative assessment.
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
During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction and created the DA segment. The Company recorded goodwill of $17.5 million at the date of acquisition. During the third quarter of 2020, the Company identified a triggering event due to significantly lower than expected results and completed an impairment analysis at the DA reporting unit level, which resulted in a goodwill impairment charge of $11.7 million. During the fourth quarter of 2020, the Company assessed qualitative factors to determine whether it was necessary to perform the quantitative impairment test. As of the fourth quarter of 2020, the Company concluded it was not more-likely-than-not that there was an impairment of goodwill for the DA reporting unit based on the assessment of qualitative factors.
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
Intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit.

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
During the first quarter of 2020, the Company evaluated and recorded remeasurement and impairment charges on right-of-use assets, fixed assets and intangible assets totaling $57.5 million as a result of the adverse effect of the COVID-19 pandemic, estimated effect on the economy, and the related negative impact on oil and natural gas prices on projections of future cash flows. During the third quarter of 2020, the Company recorded an impairment write-down to estimated fair market value of $12.5 million for intangible assets of the JP3 acquisition, which resulted from reduced demand in the oil and gas sector, extended impact of the COVID-19 pandemic and lower performance than expected by the reporting unit. See Note 11, “Impairment of Fixed, Long-lived and Intangible Assets,” for additional information.
Income Taxes
The Company’s tax provision is subject to judgments and estimates necessitated by the complexity of existing regulatory tax statutes and the effect of these upon the Company due to operations in multiple tax jurisdictions. Income tax expense is based on taxable income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. The Company’s income tax expense fluctuates from year to year as the amount of pretax income or loss fluctuates. Changes in tax laws and the Company’s profitability within and across the jurisdictions may impact the Company’s tax liability. While the annual tax provision is based on the best information available to the Company at the time of preparation, several years may elapse before the ultimate tax liabilities are determined.
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
A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Except for a state jurisdiction, the Company maintains a full valuation allowance on its deferred tax assets.
The Company periodically identifies and evaluates uncertain tax positions. This process considers the amounts and probability of various outcomes that could be realized upon final settlement. Liabilities for uncertain tax positions are based on a two-step process. The actual benefits ultimately realized may differ from the Company’s estimates. Changes in facts, circumstances, and new information may require a change in recognition and measurement estimates for certain individual tax positions. Any changes in estimates are recorded in results of operations in the period in which the change occurs. At December 31, 2020, the Company performed an evaluation of its various tax positions and concluded that it did not have uncertain tax positions requiring disclosure.

Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2, “Summary of Significant Accounting Policies,” in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company is primarily exposed to market risk from changes in foreign currency exchange rates and raw material prices. Market risk is measured as the potential negative impact on earnings, cash flows or fair values resulting from a hypothetical change in interest rates, commodity prices or foreign currency exchange rates over the next year. The Company manages exposure to market risks at the corporate level. The portfolio of interest-sensitive assets and liabilities is monitored and adjusted to provide liquidity necessary to satisfy anticipated short-term needs. The Company’s risk management policies allow the use of specified financial instruments for hedging purposes only. Speculation on interest rates or foreign currency rates is not permitted. The Company does not consider any of these risk management activities to be material.
Foreign Currency Exchange Risk
The Company’s functional currency is primarily the U.S. dollar. The Company operates principally in the United States and has limited exposure to foreign currency risk in its international operations. During 2020, approximately 4% of revenue was denominated in non-U.S. dollar currencies and virtually all assets and liabilities of the Company are denominated in U.S. dollars. However, as the Company expands its international operations, non-U.S. denominated activity is likely to increase. The Company has not historically used swaps or foreign currency hedges. The Company may utilize swaps or foreign currency hedges in the future.
Commodity Risk
The Company, and the CT segment in particular, primarily relies upon long-term strategic supply relationships to meet many of its raw material needs and are expected to remain in place for the foreseeable future. Price increases are passed along to the

Company’s customers, where applicable. The Company presently does not have any commodity futures contracts but may consider utilizing forms of hedging from time to time in the future.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Flotek Industries, Inc.
Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Flotek Industries, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021 expressed an adverse opinion thereon.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Fixed and Long-lived Assets – CT Reporting Unit

As described in Notes 7, 8 and 10 to the consolidated financial statements, the Company has recorded net property and equipment (“fixed assets”) of $9.1 million, and operating lease right-of-use assets and intangible assets (“long-lived assets”) of $2.3 million and $0 million, respectively, as of December 31, 2020. As of March 31, 2020, the Company had one reporting unit, ECT, which it considered an asset group for purposes of assessing asset impairment. The Company reviews the asset group for impairment whenever events and changes in circumstances indicate the carrying value of such assets may not be recoverable (“triggering events”). During the quarter ended March 31, 2020, the Company determined there were triggering events, primarily related to the COVID-19 pandemic and the decline in energy prices, and performed an asset impairment test as of March 31, 2020. The asset group is considered impaired when the carrying value exceeds its fair value. The Company determined fair value using the income approach, which requires management to make significant assumptions about expected future cash flows, including projected revenue and profitability growth rates, discount rates, obsolescence rates, and royalty rates. Management utilized a third-party valuation specialist to assist in the preparation of the valuation of the asset group.

We identified the impairment assessment of the Company’s fixed and long-lived assets as a critical audit matter. Auditing the Company’s impairment test for the asset group was complex and highly judgmental because (i) there was significant judgment used by management to develop the fair value measurement, which led to a high degree of audit judgment and subjectivity in performing procedures relating to fair value measurement; (ii) there was significant effort in performing procedures to evaluate the reasonableness of the fair value measurement and significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:
•Evaluating the appropriateness of the method used by management to determine the fair value of the asset group.
•Evaluating the reasonableness of the assumptions used to estimate expected future cash flows, including revenue and profitability growth rates, by comparing the rates to historical performance and industry data.
•Testing the completeness, accuracy and relevance of underlying data used in the impairment assessment.
•Utilizing professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the Company's impairment assessment and reasonableness of certain significant assumptions described above, including the discount rate, obsolescence rate, and royalty rate.

Business Combination

As described in Note 3 to the consolidated financial statements, the Company completed its acquisition of JP3 Measurement, LLC for consideration of $36.6 million during the second quarter of 2020. The Company allocated the fair value of the purchase consideration to the assets acquired, liabilities assumed and any noncontrolling interests in the acquired entity generally based on their fair values at the acquisition date. As a result of the acquisition, management was required to estimate fair values of the assets acquired and liabilities assumed, including certain identifiable intangible assets. Management utilized a third-party valuation specialist to assist in the preparation of the valuation of certain identifiable intangible assets.

We identified the determination of fair values of certain identifiable intangible assets, which primarily included customer relationships, as a critical audit matter. Management exercised significant judgment to select the valuation methods and to develop the assumptions used in the measurement of the fair value of the identifiable intangible assets. Significant assumptions included discount rates, customer attrition, and projected revenue growth rates. These assumptions are forward-looking and could be affected by future economic and market conditions. The principal considerations for our determination included the following: (i) changes in the significant assumptions could have a significant impact on the fair value of the assets acquired, (ii) significant unobservable inputs and assumptions utilized by management in determining the fair value of the identifiable intangible assets acquired and liabilities assumed, including the earn-out provision, and (iii) appropriateness of use of various valuation models to determine the fair value of the identifiable intangible assets acquired. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness, accuracy and relevance of underlying data used in the analysis.
•Assessing the reasonableness of significant underlying assumptions through: (i) comparing prospective financial information to current industry trends, as well as to historical performance of the acquired business, and (ii) performing analyses to evaluate the potential effect of changes in the significant assumptions.
•Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of certain significant assumptions incorporated into the various valuation models, and (ii) assessing the appropriateness of various valuation models utilized by management to determine the fair values of the assets acquired.

Impairment of Goodwill and Long-lived Assets – Data Analytics

As described in Notes 9 and 11 to the consolidated financial statements, during the third quarter of 2020, the Company identified a triggering event related to the Data Analytics operating segment resulting from lower than expected performance and performed a recoverability test of the Data Analytics asset group as of September 30, 2020. As a result of not passing the recoverability test, the Company was required to measure the fair value of the asset group in order to determine the impairment loss. The fair value of the asset group was estimated based on the discounted future cash flows. The Company also identified a triggering event related to goodwill and performed an impairment analysis. To determine the fair value of the Data Analytics reporting unit, the Company used the discounted cash flow method under the income approach, and the guideline public company method under the market approach. The significant assumptions used to determine the fair value of the asset group and the reporting unit included the projected sales growth rate, discount rate, customer attrition rate, obsolescence rate, and royalty rate.

We identified the impairment assessment of the Company’s goodwill and long-lived assets, including customer relationships, trademarks and patents, as a critical audit matter. Auditing the Company’s impairment test was complex and highly judgmental because (i) there was significant judgment used by management to develop the fair value measurement, which led to a high degree of audit judgment and subjectivity in performing procedures relating to fair value measurement; (ii) there was significant effort in performing procedures to evaluate the reasonableness of the fair value measurement and significant assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the appropriateness of the method management used to estimate the fair value of the asset group and reporting unit.
•Evaluating the reasonableness of the projections for revenue growth and profitability by comparing the rates to the current and past performance of the business and evaluating whether these assumptions were consistent with evidence obtained in other areas of the audit and industry data.
•Testing the completeness, accuracy and relevance of underlying data used in the impairment assessment.
•Utilizing professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the Company's impairment assessment and reasonableness of certain significant assumptions described above, including the discount rate.

Reserve for Excess and Obsolete Inventory

As described in Note 6 to the consolidated financial statements, the Company has recorded net inventories of $11.8 million as of December 31, 2020. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based on the Company’s forecast of product demand, historical usage of inventory on hand, market conditions, production and procurement requirements and technological developments. Significant management judgment is required to predict the potential impact that the current business climate and evolving market conditions could have on the Company’s assumptions.

We identified the reserve for excess and obsolete inventory as a critical audit matter. The principal considerations for our determination are (i) there was significant judgment by management when developing the reserve for excess and obsolete inventory, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures relating to the reserve for excess and obsolete inventory; and (ii) there was significant audit effort in performing procedures to evaluate management’s analysis and significant assumptions, including projections of future demand and risk of technological or competitive obsolescence for products.

The primary procedures we performed to address this critical audit matter included:

•Testing management’s process for developing the reserve for excess and obsolete inventory, including evaluating the appropriateness of the method,
•Testing the completeness, accuracy, and relevance of underlying data used in the estimate;
•Evaluating the reasonableness of the projections of future demand for products by evaluating whether the assumption was consistent with the product’s historical performance.
•Evaluating the reasonableness of management’s assumption related to the risk of technological or competitive obsolescence for products by evaluating whether the assumption was consistent with technological or competitive obsolescence experienced during the product life cycle of existing products.

Sources and Uses of Liquidity

As described in Note 1 to the Company’s financial statements, the Company currently funds its operations primarily from cash on hand. The Company has a history of operating losses and expects to utilize material cash flows in operations in the 12 months subsequent to the issuance of the financial statements, and while the Company believes that cash and liquid assets will provide sufficient financial resources, it has identified conditions that could have a negative impact on liquidity. In the event that the Company’s cash on hand is not sufficient to fund operations, the Company has identified actions it may take.

We identified the Company's future cash flows and management’s plans as a critical audit matter because of the significant judgment involved in estimating cash flows and the evaluation of management’s plans. Auditing the Company's forecasted cash flows was especially challenging and required significant auditor judgment because (i) there was significant judgment used by management to develop their forecasts, which led to a high degree of audit judgment and subjectivity in performing procedures relating to projected liquidity, and (ii) there was significant effort in performing procedures to evaluate management's conclusion that the Company's plans will be effectively implemented.

The primary procedures we performed to address the critical audit matter included:
•Assessing the reasonableness of management’s key assumptions, including projected revenue, in the forecasted future cash flows and evaluating positive and negative evidence that support or contradict the conclusions reached by management.
•Evaluating management's plans in the context of other audit evidence obtained during the audit to assess the probability of successfully implementing the plans.
•Evaluating the adequacy of the Company’s disclosures in the notes to the financial statements.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Houston, Texas
March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Flotek Industries, Inc.
Houston, Texas

Opinion on Internal Control over Financial Reporting

We have audited Flotek Industries, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as “the financial statements”) and our report dated March 16, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified regarding management’s failure to design and maintain controls over i) the forecasting process, ii) and nonrecurring transactions, including derecognition of items and cash flow presentation relating to disposal transactions and operating ineffectiveness of controls relating to impairment evaluations, and iii) going concern evaluations, all as described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 16, 2021 on those financial statements.

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

/s/ BDO USA, LLP

Houston, Texas
March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Flotek Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Flotek Industries, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements and for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Houston, Texas
March 6, 2020

We served as the Company’s auditor from 2017 to 2020.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$38,660	$100,575
Restricted cash	664	663
Accounts receivable, net of allowance for doubtful accounts of $1,316 and $1,527 at December 31, 2020 and 2019, respectively	11,764	15,638
Inventories, net	11,837	23,210
Income taxes receivable	403	631
Other current assets	3,127	13,191
Total current assets	66,455	153,908
Property and equipment, net	9,087	39,829
Operating lease right-of-use assets	2,320	16,388
Goodwill	8,092	—
Deferred tax assets, net	223	152
Other intangible assets, net	—	20,323
Other long-term assets	33	—
TOTAL ASSETS	$86,210	$230,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,787	$16,231
Accrued liabilities	18,275	24,552
Income taxes payable	21	—
Interest payable	34	—
Current portion of operating lease liabilities	636	486
Current portion of finance lease liabilities	60	55
Current portion of long-term debt	4,048	—
Total current liabilities	28,861	41,324
Deferred revenue, long-term	117	—
Long-term operating lease liabilities	8,348	16,973
Long-term finance lease liabilities	96	158
Long-term debt	1,617	—
Deferred tax liabilities, net	—	116
TOTAL LIABILITIES	39,039	58,571
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 140,000,000 shares authorized; 78,669,414 shares issued and 73,088,494 shares outstanding at December 31, 2020; 63,656,897 shares issued and 59,511,416 shares outstanding at December 31, 2019	8	6
Additional paid-in capital	359,721	347,564
Accumulated other comprehensive (loss) income	(19)	181
Accumulated deficit	(278,688)	(142,238)
Treasury stock, at cost; 5,580,920 and 4,145,481 shares at December 31, 2020 and 2019, respectively	(33,851)	(33,484)
Total stockholders’ equity	47,171	172,029
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,210	$230,600

See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2020	2019
Revenue	$53,141	$119,353
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	88,266	148,100
Corporate general and administrative	16,311	27,975
Depreciation and amortization	3,412	8,465
Research and development	7,213	8,863
(Gain) loss on disposal of long-lived assets	(94)	1,450
Impairment of fixed and long-lived assets	69,975	—
Impairment of goodwill	11,706	—
Total costs and expenses	196,789	194,853
Loss from operations	(143,648)	(75,500)
Other (expense) income:
Gain on lease termination	576	—
Interest expense	(60)	(2,019)
Other income (expense), net	503	1,708
Total other income (expense)	1,019	(311)
Loss before income taxes	(142,629)	(75,811)
Income tax benefit (expense)	6,179	(262)
Loss from continuing operations	(136,450)	(76,073)
Income from discontinued operations, net of tax	—	42,158
Net loss	$(136,450)	$(33,915)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(2.00)	$(1.29)
Discontinued operations, net of tax	—	0.72
Basic earnings (loss) per common share	$(2.00)	$(0.57)

Weighted average common shares:
Weighted average common shares used in computing basic and diluted loss per common share	68,312	58,750
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2020	2019
Loss from continuing operations, net of tax	$(136,450)	$(76,073)
Income from discontinued operations, net of tax	—	42,158
Net loss	(136,450)	(33,915)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(200)	150
Comprehensive loss	$(136,650)	$(33,765)
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2018	62,163	$6	3,770	$(33,237)	$343,536	$31	$(108,323)	$202,013
Net loss	—	—	—	—	—	—	(33,915)	(33,915)
Foreign currency translation adjustment	—	—	—	—	—	150	—	150
Stock issued under employee stock purchase plan	—	—	(18)	—	35	—	—	35
Restricted stock awards granted	924	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	299	—	—	—	—	—
Restricted stock units granted	570	—	—	—	—	—	—	—
Treasury stock purchased	—	—	94	(247)	—	—	—	(247)
Stock compensation expense	—	—	—	—	3,993	—	—	3,993
Balance, December 31, 2019	63,657	$6	4,145	$(33,484)	$347,564	$181	$(142,238)	$172,029
Net loss	—	—	—	—	—	—	(136,450)	(136,450)
Foreign currency translation adjustment	—	—	—	—	—	(200)	—	(200)
Sale of common stock	200	—	—	—	339	—	—	339
Stock issued under employee stock purchase plan	—	—	(78)	—	123	—	—	123
Restricted stock awards granted	3,115	1	—	—	2,322	—	—	2,323
Restricted stock forfeited	—	—	1,302	—	—	—	—	—
Restricted stock units granted	86	—	—	—	—	—	—	—
Stock surrendered for exercise of stock options	—	—	66	—	—	—	—	—
Treasury stock purchased	—	—	146	(253)	—	—	—	(253)
Stock issued in JP3 acquisition	11,500	1	—	—	8,537	—	—	8,538
Stock options granted	—	—	—	—	722	—	—	722
Stock options exercised	111	—	—	(114)	114	—	—	—
Balance, December 31, 2020	78,669	$8	5,581	$(33,851)	$359,721	$(19)	$(278,688)	$47,171
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(136,450)	$(33,915)
Income from discontinued operations, net of tax	—	42,158
Loss from continuing operations	(136,450)	(76,073)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Change in fair value of contingent consideration	2,716	—
Depreciation and amortization	3,412	8,465
Amortization of deferred financing costs	—	1,428
Provision for doubtful accounts	652	512
Provision for excess and obsolete inventory	12,261	5,659
Impairment of fixed assets	30,178	—
(Gain) loss on sale of assets	(561)	1,450
Impairment of goodwill	11,706	—
Impairment of right-of-use assets	7,434	—
Impairment of intangible assets	32,363	—
Stock compensation expense	3,044	4,235
Deferred income tax (benefit) provision	(187)	18,307
Reduction in tax benefit related to stock-based awards	—	24
Non-cash lease expense	356	740
Changes in current assets and liabilities:
Accounts receivable, net	3,556	20,993
Inventories	3,955	(727)
Income taxes receivable	182	2,546
Other current assets	1,026	2,579
Other long-term assets	(16)	3,286
Accounts payable	(12,323)	1,131
Accrued liabilities	(11,260)	908
Income taxes payable	84	—
Interest payable	34	(8)
Net cash used in operating activities	(47,838)	(4,545)
Cash flows from investing activities:
Capital expenditures	(1,425)	(2,411)
Proceeds from sale of businesses	9,907	155,498
Proceeds from sale of assets	109	240
Payments for acquisitions, net of cash acquired	(26,284)	—
Purchase of patents and other intangible assets	(8)	(614)
Net cash (used in) provided by investing activities	(17,701)	152,713
Cash flows from financing activities:
Borrowings on revolving credit facility	—	42,984
Repayments on revolving credit facility	—	(92,715)
Payment for contingent consideration	(1,200)	—
Proceeds from Paycheck Protection Program loan	4,788	—
Payments for finance leases	(70)	(51)
Purchase of treasury stock	(253)	(247)
Proceeds from sale of common stock	462	35
Net cash provided by (used in) financing activities	3,727	(49,994)
Discontinued operations:
Net cash used in operating activities	—	(322)
Net cash provided by investing activities	—	337
Net cash flows provided by discontinued operations	—	15
Effect of changes in exchange rates on cash and cash equivalents	(102)	5
Net change in cash, cash equivalents and restricted cash	(61,914)	98,194
Cash, cash equivalents at beginning of period	100,575	3,044
Restricted cash at the beginning of the period	663	663
Cash and cash equivalents and restricted cash at beginning of period	101,238	3,707
Cash and cash equivalents at end of period	38,660	100,575
Restricted cash at the end of period	664	663
Cash, cash equivalents and restricted cash at end of period	$39,324	$101,238
See accompanying Notes to Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations
General
Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven chemistry and data company that serves customers in industrial, commercial and consumer markets.
The Company’s Chemistry Technologies (“CT”) segment develops, manufactures, packages, distributes, delivers, and markets specialty chemicals that enhance the profitability of hydrocarbon producers and cleans surfaces in both commercial and personal settings to help reduce the spread of bacteria, viruses and germs.
The Company’s Data Analytics (“DA”) segment enables users to maximize the value of their hydrocarbon associated processes by providing analytics associated with the streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing and allows users to pursue automation of their hydrocarbon streams to maximize their profitability.
The Company formed the DA segment during the second quarter of 2020, after acquiring JP3 Measurement, LLC (“JP3”). The Company’s two operating segments, CT and DA, are both supported by its continuing Research & Innovation advanced laboratory capabilities. For further discussion of our operations and segments, see Note 22, “Business Segment, Geographic and Major Customer Information.” For further discussion of the JP3 acquisition, see Note 3, “Business Combination.”
The Company was initially incorporated under the laws of the Province of British Columbia in 1985. In October 2001, the Company changed its corporate domicile to the state of Delaware.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The pandemic negatively impacted the U.S. and global economy, disrupted domestic and international oil and gas markets, and increased volatility in financial markets. These effects materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas as well as for our services and products. The Company’s primary markets in the U.S. are particularly subject to the impacts on the oil and gas industry. As a result, the Company recorded an impairment to property, plant and equipment; intangible assets; and operating right-of-use assets during the first quarter of 2020. The extended impact of COVID-19 and its effect on the oil and gas industry contributed to additional impairment charges to goodwill and intangible assets in the third quarter of 2020. See Note 11, “Impairment of Fixed, Long-lived and Intangible Assets,” and Note 9, “Goodwill.” In addition, the Company increased the provision of excess and obsolete inventory as discussed in Note 6, “Inventories.” Future developments and effects are highly uncertain and cannot be predicted, including the scope and duration of the pandemic. This uncertainty could have a material impact on accounting estimates and assumptions used in our consolidated financial statements.
Sources and Uses of Liquidity
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to equity and debt financing. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in operations in the following year. While we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due, a prolonged COVID-19 impact, a slower than expected recovery in of oil and gas markets, or reduced spending by our customers could have a negative impact on our liquidity.
Accordingly, while the Company believes that its existing cash will enable it to fund its operations and growth, the Company cannot guarantee the level of cash flows in the future. In the event that the Company’s existing cash on hand is not sufficient to fund operations, meet our capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position. Such actions may include, but are not limited to:
•Sale of non-core real estate properties;
•Sale-leaseback transactions of facilities;
•Sale of excess inventory and/or raw materials;

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Entry into a borrowing facility with one or more lenders;
•Raising equity either in the public markets or via a private placement offering;
•Reducing executive salaries and/or board of directors’ fees, or making a portion of those fees or salaries in equity instead of cash; and
•Reducing professional advisory fees and headcount.
However, with respect to anticipated transactions, there can be no assurance that such matters can be implemented on acceptable terms or at all.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Flotek Industries, Inc. and all wholly-owned subsidiaries. Where Flotek owns less than 100% of the share capital of its subsidiaries but is still considered to have sufficient ownership to control the business, results of the business operations are consolidated within the Company’s financial statements. The ownership interests held by other parties are shown as noncontrolling interests.
During the fourth quarter of 2018, the Company classified the Consumer and Industrial Chemistry Technologies (“CICT”) segment as held for sale based on management’s intention to sell this business, which occurred in February 2019. The results of operations of this segment are presented as “Income from discontinued operations” in the consolidated statements of operations, and the related cash flows of this segment have been reclassified to discontinued operations for all periods presented. For further discussion, see Note 4, “Discontinued Operations.”
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for doubtful accounts for continuing operations are as follows (in thousands):

	Years ended December 31,
	2020	2019
Balance, beginning of year	$1,527	$1,190
Charges to provision for doubtful accounts, net of recoveries	652	512
Write-offs	(863)	(175)
Balance, end of year	$1,316	$1,527
Inventories
Inventories consist of raw materials and finished goods and are stated at the lower of cost, or market determined using the weighted-average cost method, or net realizable value. Finished goods inventories include raw materials, direct labor and production overhead. The Company reviews inventories on hand and current market conditions to determine if the cost of raw materials and finished goods inventories exceed current market prices and impairs the cost basis of the inventory accordingly. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated market value if those amounts are determined to be less than cost. See Note 6 “Inventories” for discussion of the inventory write-down recorded in 2020.
Property and Equipment
Property and equipment are stated at cost. The cost of ordinary maintenance and repair is charged to operating expense, while replacement of critical components and major improvements are capitalized. Depreciation or amortization of property and equipment, including right-of-use assets (“ROU”), is calculated using the straight-line method over the asset’s estimated useful life as follows:

Buildings and leasehold improvements	2-30 years
Machinery and equipment	7-10 years
Furniture and fixtures	3 years
Land improvements	20 years
Transportation equipment	2-5 years
Computer equipment and software	3-7 years
Property and equipment, including ROU assets, are reviewed for impairment on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Indicative events or circumstances include, but are not limited to, matters such as a significant decline in market value or a significant change in business climate. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows from the use of the asset and its eventual disposition. The amount of impairment loss recognized is the excess of the asset’s carrying amount over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received.
Goodwill
Goodwill is the excess of cost of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not subject to amortization but is tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include an adverse change in the business climate or a change in the assessment of future operations of a reporting unit.
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
Other Intangible Assets
The Company’s other intangible assets have finite and indefinite lives and included customer relationships, technology and know-how, trademarks, brand names and purchased patents.
The cost of intangible assets with finite lives is amortized using the straight-line method over the estimated period of economic benefit. Asset lives are adjusted whenever there is a change in the estimated period of economic benefit. No residual value has been assigned to these intangible assets.
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
Intangible assets with indefinite lives are not subject to amortization but are tested for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate a potential impairment. These circumstances may include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, or a change in projected operations or results of a reporting unit.
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
Business Combinations
The Company includes the results of operations of its acquisitions in its consolidated results, prospectively from the date of acquisition. The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed and any noncontrolling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and any noncontrolling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired company and Flotek and the value of the acquired assembled workforce. Acquisition-related expenses are recognized separately from the business acquisition and are recognized as expenses as incurred.
Fair Value Measurements

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company categorizes financial assets and liabilities using a three-tier fair value hierarchy, based on the nature of the inputs used to determine fair value. Inputs refer broadly to assumptions that market participants would use to value an asset or liability and may be observable or unobservable. When determining the fair value of assets and liabilities, the Company uses the most reliable measurement available. See Note 14, “Fair Value Measurements.”
Revenue Recognition
The Company recognizes revenue to depict the transfer of control of promised goods or services to its customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. See Note 5, “Revenue from Contracts with Customers,” for further discussion on revenue.
The Company recognizes revenue based on a five-step model when all of the following criteria have been met: (i) a contract with a customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price to the customer has been allocated to the performance obligations, and (v) performance obligations are satisfied.
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
A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Except for a state jurisdiction, the Company maintains a full valuation allowance on its deferred tax assets.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has performed an evaluation and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.
The Company’s policy is to record interest and penalties related to income tax matters as income tax expense.

Stock-Based Compensation
Stock-based compensation expense for stock-based payments, related to stock options, restricted stock awards and restricted stock units, is recognized based on their grant-date fair values. The Company recognizes compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Estimated forfeitures are based on historical experience.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Significant items subject to estimates and assumptions include application of the carrying amount and useful lives of property and equipment and intangible assets, impairment assessments, business combinations, stock-based compensation expense, and valuation allowances for accounts receivable, inventories, and deferred tax assets.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact previously recorded net loss and stockholders’ equity.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”). We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
(a) Recently Adopted Guidance
Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removes, modifies and adds additional requirements for disclosures related to fair value measurement in the FASB’s Accounting Standards Codification (“ASC”) 820. The pronouncement is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. Implementation of this standard did not have a material effect on the consolidated financial statements and related disclosures.
(b) New Accounting Standards Issued But Not Adopted as of December 31, 2020
The FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard removes specific exceptions to the general principles in Topic 740. The pronouncement is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for public companies for periods in which financial statements have not yet been issued. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects estimates of expected credit losses over their contractual life that are recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this standard, including subsequent amendments, on the consolidated financial statements and related disclosures.

Note 3 — Business Combination

During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, targeting an increase of processing efficiencies and valuation of natural gas, crude oil and refined fuels. The transaction was valued at approximately $36.6 million, as of the transaction closing date, comprised of $25.0 million in cash, subject to certain adjustments and contingent consideration as described below, and 11.5 million shares in Flotek common stock with an estimated fair value of $8.5 million, net of a discount for marketability due to a lock-up period. The payment of $25.0 million was subject to certain purchase price adjustments, and the total non-equity consideration at closing was comprised of $25.0 million plus net working capital in excess of the target net working capital of $1.9 million. Additionally, the Company was subject to contingent consideration with an estimated fair value of $1.2 million for two potential earn-out provisions up to $5.0 million based on certain stock performance targets. The first and second earn-out provisions are payable if the ten-day volume-weighted average share price equals or exceeds $2 per share and $3 per share, respectively, before May 18, 2025.

The following table summarizes the fair value of JP3’s assets acquired as of the closing date of May 18, 2020 (in thousands):

Tradenames and trademarks	$1,100
Technology and know-how	5,000
Customer lists	6,800
Inventories	7,100
Cash	604
Net working capital, net of cash and inventories	(1,063)
Fixed assets	426
Long-term debt assumed and other assets (liabilities)	(893)
Goodwill	17,522
Net assets acquired	$36,596

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
During the third quarter of 2020, the Company made certain measurement period adjustments to inventory, resulting in an increase of goodwill of $2.3 million. See Note 6, “Inventories.”
As discussed in Note 11, “Impairment of Fixed, Long-lived and Intangible Assets,” during the third quarter of 2020, the Company identified a triggering event under ASC 350, Intangibles — Goodwill and Other, and completed an impairment analysis at the DA reporting unit level. During the third quarter of 2020, the Company recognized a finite-lived intangible assets impairment charge of $12.5 million in the DA reporting unit, which resulted from lower performance than expected by the reporting unit. The extended impact of COVID-19 and subsequent decline in oil and gas demand further contributed to the impairment charge. As a result of these factors, the Company concluded that sufficient indicators existed to require an interim quantitative assessment of goodwill for that reporting unit as of September 30, 2020. The fair value of the reporting unit was estimated based on an analysis of the present value of future discounted cash flows, and the Company recognized a goodwill

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impairment charge of $11.7 million. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth.
During the third quarter of 2020, the first stock performance target was achieved. In October 2020, the Company paid $2.5 million into escrow in accordance with the terms of the JP3 Membership Interests Purchase Agreement to partially settle the earn-out payment that had been recorded as an accrued liability at September 30, 2020. At December 31, 2020, the estimated fair value of the second stock performance earn-out provision was $1.4 million, which was recorded as a contingent liability in accrued liabilities.

As the achievement of earn-out provisions and changes in fair value estimates are not acquisition adjustments, the Company recorded $2.7 million of expense for achievement of the first stock performance target and the increase in the fair value of the contingent consideration for the second earn-out provision in operating expenses for the year ended December 31, 2020.

Note 4 — Discontinued Operations
During the fourth quarter of 2018, the Company initiated and began executing a strategic plan to sell its CICT segment. The Company met all of the criteria to classify the CICT segment as held for sale in the fourth quarter 2018, and classified the assets, liabilities and results of operations for this segment as “Discontinued Operations” for all periods.
On January 10, 2019, the Company entered into a Share Purchase Agreement with Archer-Daniels-Midland Company (“ADM”) for the sale of all of the shares representing membership interests in its wholly-owned subsidiary, Florida Chemical Company, LLC (“FCC”), which represented the CICT segment.
Effective February 28, 2019, the Company completed the sale of FCC to ADM for $175.0 million in cash consideration, subject to post-closing working capital adjustments and potential indemnification claims by ADM. ADM placed $17.5 million in escrow for these items, which were released over a period of time through the second quarter of 2020. The escrow balance included in other current assets was zero and $9.9 million at December 31, 2020 and 2019, respectively. Pursuant to the terms of the Share Purchase Agreement, Flotek Chemistry, LLC (“Flotek Chemistry”), a wholly-owned subsidiary of the Company, entered into a supply agreement in which FCC would supply terpene at specified prices for specified quantities.
As of December 31, 2019, the Company concluded that the original long-term supply agreement met the definition of a loss contract. As such, the Company recognized a current liability and loss of $15.8 million as of December 31, 2019. The loss was capped by the price paid for the terpene supply agreement amendment, executed in February 2020, which aligned purchase commitments to expected usage for blended products as of December 31, 2019.
Pursuant to the post-closing working capital dispute resolution procedures set forth in the Share Purchase Agreement, the Company and ADM engaged a neutral third-party auditor to help reach agreement on the final post-closing working capital adjustment. In February 2020, the third-party auditor ruled in favor of awarding ADM the entire disputed amount of $4.1 million. As a result, the working capital adjustment escrow balance was released to ADM and a corresponding reduction was made to the gain on sale of business as of December 31, 2019.
The following summarized financial information has been reported as Discontinued Operations for the years ended December 31 (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Consumer and Industrial Chemistry Technologies
	2020	2019
Discontinued operations:
Revenue	$—	$11,031
Operating expenses	—	(11,572)
Depreciation and amortization	—	—
Research and development	—	(69)
(Loss) income from operations	—	(610)
Other income	—	35
Gain on sale of businesses	—	65,417
Income before income taxes	—	64,842
Income tax expense	—	(22,684)
Net income from discontinued operations	$—	$42,158

Note 5 — Revenue from Contracts with Customers
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. In recognizing revenue for products and services, the Company determines the transaction price of purchase orders or contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services can be distinguished in the context of the contract. Variable consideration typically consists of product returns and is estimated based on the amount of consideration the Company expects to receive. Revenue accruals are recorded on an ongoing basis to reflect updated variable consideration information.
The majority of the products from the CT segment are sold at a point in time and service contracts are short-term in nature. The DA segment recognizes revenue for sales of equipment at the time of sale. Revenue related to service and support is recognized over time. The Company bills sales on a monthly basis with payment terms customarily 30-45 days for domestic and 60 days for international from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company has disaggregated revenues by product sales (point-in-time revenue recognition) and service revenue (over-time revenue recognition). Product sales accounted for 95% or more of total revenue for the years ended December 31, 2020 and 2019.

The Company differentiates revenue and based on whether the source of revenue is attributable to products or services. Revenue disaggregated by revenue source is as follows (in thousands):

	Years ended December 31,
	2020	2019
Revenue:
Products	$50,478	$115,683
Services	2,663	3,670
	$53,141	$119,353
Arrangements with Multiple Performance Obligations
The CT and DA segments primarily sell chemicals and equipment recognized at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Additionally, both segments offer various services associated to products sold which includes field services, installation, maintenance, and other functions. Service revenue is recognized on an over time basis for CT as services are performed as the customer is simultaneously benefiting as the Company performs. For

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DA, services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. DA has additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, DA may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Subscription-type arrangements were not a material revenue stream in 2020.
Contract Balances
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract liabilities associated with incomplete performance obligations are not material.
Practical Expedients and Exemptions
The Company applies several practical expedients as discussed below:
•Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded within corporate general and administrative expenses.
•The majority of the Company’s services are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14, exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
•The Company’s payment terms are short-term in nature with settlements of one year or less. The Company utilized the practical expedient in ASC 606-10-32-18, exempting the Company from adjusting the promised amount of consideration for the effects of a significant financing component given that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
•In most service contracts, the Company has the right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. For these contracts, the Company has utilized the practical expedient in ASC 606-10-55-18, allowing the Company to recognize revenue in the amount to which it has a right to invoice.
Accordingly, the Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Note 6 — Inventories
Inventories are as follows (in thousands):

	December 31,
	2020	2019
Raw materials	$7,190	$4,339
Finished goods	15,705	24,569
Inventories	22,895	28,908
Less reserve for excess and obsolete inventory	(11,058)	(5,698)
Inventories, net	$11,837	$23,210
Changes in the reserve for excess and obsolete inventory are as follows (in thousands):

	2020	2019
Balance, beginning of year	$5,698	$2,117
Charged to provisions	12,261	5,659
Deductions for sales and disposals	(6,901)	(2,078)
Balance, end of the year	$11,058	$5,698

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on an assessment of market values. Write-downs or write-offs of inventory are charged to cost of goods sold.
The provision for excess and obsolete inventory includes charges of $8.4 million for the CT segment and $3.9 million for the DA segment, offset by sales and disposals of $6.9 million, primarily related to terpene sales in 2020.
At December 31, 2020, the Company recognized an increase in the reserve for excess and obsolete inventory of $0.4 million due to terpene on hand exceeding anticipated usage. Also see Note 16, “Commitments and Contingencies,” for terpene purchase commitments at December 31, 2020. At December 31, 2019, the Company recorded a reserve for excess terpene of $4.4 million.

Note 7 — Property and Equipment
Property and equipment are as follows (in thousands):

	December 31,
	2020	2019
Land	$2,415	$2,415
Land improvements	867	2,025
Buildings and leasehold improvements	6,364	38,741
Machinery and equipment	7,760	27,694
Furniture and fixtures	649	1,671
Transportation equipment	1,190	1,440
Computer equipment and software	1,296	3,348
Property and equipment	20,541	77,334
Less accumulated depreciation	(11,454)	(37,505)
Property and equipment, net	$9,087	$39,829
Depreciation expense totaled $2.5 million and $6.5 million for the years ended December 31, 2020 and 2019, respectively.
During the first quarter of 2020, the Company recognized an impairment of property and equipment of $30.2 million. See Note 11, “Impairment of Fixed, Long-lived and Intangible Assets.” During the year ended December 31, 2019, no impairments were recognized related to property and equipment.

Note 8 — Leases
The Company has leases for corporate offices, research and development facilities, warehouses, sales offices and equipment. The leases have remaining lease terms of one to fifteen years, some of which include options to extend the leases for up to ten years. The Company’s largest lease is for the Global Research and Innovation Center (“GRIC”). The lease was entered into on July 12, 2015, with a fifteen-year term and an option to renew for an additional seven years. The rent payments on the GRIC lease escalate each year until the end of the term.
Operating lease right-of-use assets and corresponding operating lease liabilities, net of deferred rent, represent the present value of future lease payments under operating leases with terms of greater than twelve months. Leases with an initial expected term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the expected lease term. The discount rate used upon adoption of ASC 842, “Leases,” in the calculation was the incremental borrowing rate on the revolving credit facility in 2019.
During the first quarter of 2020, the Company ceased use of the corporate headquarters leased offices and moved corporate employees to the GRIC during the second quarter of 2020. In addition, the lease liability and corresponding right-of-use assets for the corporate headquarters and GRIC were remeasured to remove the anticipated term extensions as the Company determined it was no longer reasonably certain to utilize the extension at the GRIC. The remeasurement resulted in adjustments to lease liabilities and right-of-use assets totaling of $6.2 million at March 31, 2020.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, during the first quarter of 2020, the Company recorded an impairment of the right-of-use assets totaling $7.4 million. See Note 11, “Impairment of Fixed, Long-lived and Intangible Assets.”
During the second quarter of 2020, the Company terminated the lease of the corporate headquarters office in exchange for a one-time payment of $1.0 million and moved all corporate employees to the GRIC facility effective as of June 29, 2020. As a result of terminating the corporate headquarters office lease and making the one-time payment, the Company recorded a gain on lease termination of $0.6 million.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	For the years ended
	December 31,
	2020	2019
Operating lease expense	$1,370	$2,609
Finance lease expense:
Amortization of right-of-use assets	17	1,237
Interest on lease liabilities	18	10
Total finance lease expense	35	1,247
Short-term lease expense	202	123
Total lease expense	$1,607	$3,979

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,884	$2,336
Operating cash flows from finance leases	18	10
Financing cash flows from finance leases	70	51

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2021	$1,367	$69
2022	1,289	46
2023	1,317	39
2024	1,347	23
2025	1,347	—
Thereafter	6,865	—
Total lease payments	13,532	177
Less: Interest	(4,548)	(21)
Present value of lease liabilities	$8,984	$156

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases is as follows for the years ended December 31 (in thousands):

	2020	2019
Operating Leases
Operating lease right-of-use assets	$2,320	$16,388

Current portion of operating lease liabilities	$636	$486
Long-term operating lease liabilities	8,348	16,973
Total operating lease liabilities	$8,984	$17,459

Finance Leases
Property and equipment	$147	$293
Accumulated depreciation	(26)	(28)
Property and equipment, net	$121	$265

Current portion of finance lease liabilities	$60	$55
Long-term finance lease liabilities	96	158
Total finance lease liabilities	$156	$213

Weighted Average Remaining Lease Term
Operating leases	9.9 years	16.6 years
Finance leases	3.1 years	4.6 years

Weighted Average Discount Rate
Operating leases	8.9%	8.9%
Finance leases	9.0%	9.0%
Rent expense under operating leases totaled $1.6 million for the year ended December 31, 2020, and $2.9 million for the year ended December 31, 2019.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9— Goodwill
During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction. The Company identified the acquired company as the DA segment, a new operating segment. See Note 3, “Business Combination.” The Company recorded goodwill of $17.5 million at the date of acquisition.
During the third quarter of 2020, the Company identified a triggering event under ASC 350, Intangibles — Goodwill and Other, and completed an impairment analysis at the DA reporting unit level. During the third quarter of 2020, the Company recognized a goodwill impairment charge of $11.7 million.
Also, during the third quarter of 2020, the Company made certain measurement period adjustments to inventory obtained in the JP3 acquisition, resulting in an increase of goodwill of $2.3 million. See Note 6, “Inventories.”
Changes in the carrying amount of goodwill are as follows (in thousands):

Activity during the year ended December 31, 2020:
Acquisition goodwill recognized	$17,522
Measurement period adjustment	2,276
Goodwill impairment recognized	(11,706)
Goodwill balance, net of impairment	$8,092

Balance at December 31, 2020:
Goodwill	$19,798
Accumulated impairment losses	(11,706)
Goodwill balance, net of impairment	$8,092

Note 10 — Other Intangible Assets
Intangible assets acquired are amortized on a straight-line basis. Amortization of intangible assets acquired totaled $0.9 million and, $2.0 million for the years ended December 31, 2020 and 2019, respectively.
Amortization of deferred financing costs totaled $1.4 million for the year ended December 31, 2019. In March 2019, the Company repaid the outstanding balance of its credit facility. See Note 13, “Debt.”
During the year ended December 31, 2020, the Company recorded impairment charges of $32.4 million for other intangible assets, impairing all finite-lived intangible assets, including those acquired in the May 2020 acquisition of JP3. See Note 11, “Impairment of Fixed, Long-lived and Intangible Assets.” During the year ended December 31, 2019, no impairments were recognized related to other intangible assets.
At December 31, 2019, the net carrying value of other intangible assets was $20.3 million, as follows (in thousands):

	Cost	Accumulated Amortization
Finite-lived intangible assets:
Patents and technology	$17,493	$(6,715)
Customer relationships	15,367	(6,013)
Trademarks and brand names	1,351	(1,160)
Total finite-lived intangible assets	$34,211	$(13,888)

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Impairment of Fixed, Long-lived and Intangible Assets

The Company recorded impairment charges of fixed, long-lived and intangible assets during the year ended December 31, 2020, as follows (in thousands):

Property and equipment, net	$30,178
Operating lease right-of-use assets	7,434
Other Intangibles:
Patents and technology	14,733
Customer relationships	15,796
Intangible assets in progress	596
Trademarks and brand names	1,238
Total other intangibles	32,363
Total impairment of fixed, long-lived and intangible assets	$69,975

During the first quarter of 2020, the price of crude oil declined by over 50%, trading below $25 per barrel, causing a significant disruption across the industry, which began to negatively impact the Company’s results of operations. These declines of results of operations were driven by market factors, including an oversupply of oil, insufficient storage and demand destruction resulting from the reaction to COVID-19. Based on these factors, the Company concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020.

Using the income approach, the fair value of the reporting unit was determined based on the present value of future cash flows. The Company utilized internal forecast trends and potential growth rates to estimate future cash flows of the asset group. Based on the results of the quantitative assessment, the Company concluded the carrying value of the asset group exceeded its fair value as of March 31, 2020, and an impairment loss of $57.5 million was recorded as a result of the adverse effect of the COVID-19 pandemic, estimated effect on the economy, and the related negative impact on oil and natural gas prices on projections of future cash flows.

During the second quarter of 2020, the Company purchased JP3 and formed the DA segment. During the third quarter of 2020, revenue declined due to limited access to worksites, inability to install equipment, changes in the Company’s leadership, reduction of capital spending by clients due to COVID-19, inability to present to new customers and difficulty in working on the international marketing of the Verax analyzer. Further, the Company was negatively impacted by reduced demand in the oil and gas sector because of reductions in capital spending across our customer base, lower than anticipated growth in the international market gained from the JP3 acquisition and the delayed start of the Company’s global sales business executive.
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
In consideration of these events, management reevaluated forecasted sales activity, expected margins and the long-term expectations of the DA segment for the third quarter of 2020. Based on these factors, the Company concluded a triggering event occurred in the DA segment, and accordingly, an interim quantitative impairment test was performed as of September 30, 2020.
Using the income approach, the fair value of the reporting unit was determined based on the present value of future cash flows. The Company utilized internal forecast trends and potential growth rates to estimate future cash flows of the asset group. Based on the results of the quantitative assessment, the Company concluded the carrying value of the asset group exceeded its fair value as of September 30, 2020. The Company recognized an impairment loss of $12.5 million in the DA reporting unit finite-lived intangible assets, which resulted primarily from lower performance than expected by the reporting unit. The extended

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impact of COVID-19 and declines in the oil and gas sector also contributed to the impairment loss. Also see Note 3, “Business Combination.” No impairments of fixed, long-lived and intangible assets occurred during the fourth quarter of 2020.

Note 12 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	December 31,
	2020	2019
Loss on purchase commitments (Note 16)	$9,402	$15,750
Severance costs	3,558	3,450
Payroll and benefits	1,789	471
Contingent liability for earn-out provision	1,416	—
Taxes other than income taxes	544	1,799
Due to third parties	434	2,509
Legal costs	333	149
Deferred revenue, current	146	—
Other	653	424
Total current accrued liabilities	$18,275	$24,552

Note 13 — Debt
Long-term debt is as follows (in thousands):

	December 31,
	2020	2019
Long-term debt
Flotek PPP loan	$4,788	$—
JP3 PPP loan	877	—
Total	5,665	—
Less current maturities	(4,048)	—
Total long-term debt, net of current portion	$1,617	$—
Payroll Protection Program Loan
In April 2020, the Company received a $4.8 million loan under the Payroll Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In connection with the acquisition of JP3 in May 2020, the Company assumed a PPP loan of $0.9 million obtained by JP3 in April 2020. The PPP loans have a fixed interest rate of 1% and have a two-year term, maturing 2022. No payments of principal or interest were required during the year ended December 31, 2020.

A portion of the loans may be eligible for forgiveness by the SBA depending on the extent of proceeds used for payroll costs and other designated expenses incurred for up to 24 weeks following loan origination, subject to adjustments for headcount reductions and compensation limits and provided that at least 60% of the eligible costs incurred are used for payroll. Receipt of these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations of the Company. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. As of December 31, 2020, the Company had not applied for or estimated the potential forgiveness on the PPP loans. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for the loans and qualifying for the forgiveness of such loans based on our

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
past and future adherence to the forgiveness criteria. The PPP loans are subject to any new guidance and new requirements released by the Department of the Treasury, which initially indicated that all companies that have received funds in excess of $2.0 million will be subject to a government audit by the SBA to further ensure PPP loans are limited to eligible borrowers in need.

Bank Credit Facility

Through March 1, 2019, the Company maintained a revolving credit facility with PNC Bank, National Association (the “Credit Facility”) with a maximum revolving advance amount of $75 million. Upon closing the sale of the CICT segment in 2019, the Company repaid the outstanding balance, interest and fees on the Credit Facility on March 1, 2019, and terminated the Credit Facility.

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
•Level 1 — Quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable inputs other than Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3 — Significant unobservable inputs that are supported by little or no market activity or that are based on the reporting entity’s assumptions about the inputs.
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these accounts. The PPP loans for Flotek and JP3 also approximate fair value due to maturity in less than eighteen months.
Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy:

				Balance at December 31,				Balance at December 31,
	Level 1	Level 2	Level 3	2020	Level 1	Level 2	Level 3	2019
Contingent consideration	$—	$—	$1,416	$1,416	$—	$—	$—	$—
During the third quarter of 2020, the first stock performance target of the contingent consideration was achieved, and the Company accrued a liability of $2.5 million, which was transferred out of Level 3 to a current liability and subsequently settled during the fourth quarter of 2020. No other transfers occurred during the year ended December 31, 2020. At December 31, 2020, the estimated fair value of the remaining stock performance earn-out provision was $1.4 million, which was recorded as a contingent liability. The estimated fair value of the earn-out provision was valued using the Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.
There were no transfers in or out of either Level 1, Level 2 or Level 3 fair value measurements during the year ended December 31, 2019. At December 31, 2019, no liabilities were required to be measured at fair value on a recurring basis.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the first quarter of 2020, the Company recorded an impairment of $57.5 million for impairment of long-lived assets. Management inputs used in fair value measurements were classified as Level 3.
As disclosed in Note 3, “Business Combination,” the Company acquired JP3 in May 2020. The fair values of JP3’s long-lived assets and intangibles were determined using the income approach. The fair value of the Company’s inventory was determined using the comparative sales method. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement, other than cash and working capital accounts, which carrying amounts were determined to approximate fair value due to their short-term nature.
During the third quarter of 2020, the Company’s DA segment recorded an impairment charge on finite-lived intangible assets of $12.5 million and an impairment charge on goodwill of $11.7 million. The fair value of the DA reporting unit was estimated based on an analysis of the present value of future discounted cash flows. The significant estimates used in the discounted cash flows model included the Company’s weighted average cost of capital, projected cash flows and the long-term rate of growth. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
In conjunction with the May 2020 acquisition of JP3, the Company recorded contingent consideration of $1.2 million. Management inputs used in the fair value measurement were classified as Level 3. During the third quarter of 2020, the first stock performance target for the contingent consideration was achieved, resulting in an accrued liability of $2.5 million, which was settled during the fourth quarter of 2020. The Company also estimated the fair value of the remaining stock performance earn-out provision at December 31, 2020 and recorded the fair value of the contingent liability of $1.4 million. The expense for achievement of the first stock performance target and the change in the fair value of the contingent consideration for the second earn-out provision are recorded in operating expenses in continuing operations for the period ended December 31, 2020.
The following table presents the changes in contingent consideration balances classified as Level 3 balances:

	Years ended December 31,
	2020	2019
Balance - beginning of period	$—	$—
Additions / issuances	1,200	—
Change in fair value	2,716	—
Transfer out of Level 3	(2,500)	—
Balance - end of period	$1,416	$—

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Income Taxes
Components of the income tax (benefit) expense are as follows (in thousands):

	Years ended December 31,
	2020	2019
Current:
Federal	$(6,115)	$(22,923)
State	144	(2,295)
Foreign	(21)	(238)
Total current	(5,992)	(25,456)
Deferred:
Federal	(116)	24,373
State	(71)	1,345
Foreign	—	—
Total deferred	(187)	25,718
Income tax (benefit) expense	$(6,179)	$262
The components of loss before income taxes are as follows (in thousands):

	Years ended December 31,
	2020	2019
United States	$(141,864)	$(75,633)
Foreign	(765)	(178)
Loss before income taxes	$(142,629)	$(75,811)
A reconciliation of the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Years ended December 31,
	2020	2019
Federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.1	0.6
Non-U.S. income taxed at different rates	0.2	0.5
Increase in valuation allowance	(20.3)	(20.5)
Reduction in tax benefit related to stock-based awards	(0.2)	(0.1)
Effect of tax rate differences of NOL carryback	1.5	—
Research and development credit	—	0.2
Other	—	(2.0)
Effective income tax rate	4.3%	(0.3)%
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act provided the ability for taxpayers to carryback a net operating loss (“NOL”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 to each of the five years preceding the year of the loss. Based on analysis of the extended NOL carryback provision, the Company recorded a tax receivable of $6.1 million as of March 31, 2020, which was received in July 2020.
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
Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. The components of deferred tax assets and liabilities are as follows (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$23,589	$17,248
Allowance for doubtful accounts	1,134	1,037
Inventory valuation reserves	2,093	629
Equity compensation	435	353
Goodwill	4,087	965
Accrued compensation	657	587
Foreign tax credit carryforward	3,802	3,894
Accrued liabilities	2,076	3,530
Lease liability	1,945	3,992
Property and equipment	3,640	—
Intangible assets	6,026	—
Other	353	96
Total gross deferred tax assets	49,837	32,331
Valuation allowance	(48,671)	(20,341)
Total deferred tax assets, net	1,166	11,990
Deferred tax liabilities:
Property and equipment	—	(3,696)
Intangible assets	—	(4,134)
ROU asset	(686)	(3,793)
Prepaid insurance and other	(257)	(331)
Total gross deferred tax liabilities	(943)	(11,954)
Net deferred tax assets	$223	$36
As of December 31, 2020, the Company had U.S. net operating loss carryforwards of $94.7 million, including $46.4 million expiring in various amounts in 2035 through 2037 which can offset 100% of taxable income and $48.3 million that has an indefinite carryforward period which can offset 80% of taxable income per year. The ability to utilize net operating losses and other tax attributes could be subject to a significant limitation if the Company were to undergo an “ownership change” for purposes of Section 382 of the Tax Code.
Net deferred tax assets arise due to the recognition of income and expense items for tax purposes, which differ from those used for financial statement purposes. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, the Company considers all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income. As of December 31, 2019, the Company determined that it was more likely than not that it would not realize the benefits of certain deferred tax assets and, therefore, recorded a $20.3 million valuation allowance against the carrying value of net deferred tax assets, except for deferred tax liabilities related to certain state jurisdictions. At December 31, 2020, the valuation allowance against the net federal and state deferred tax assets was $48.7 million.
The Company has not calculated U.S. taxes on unremitted earnings of certain non-U.S. subsidiaries due to the Company’s intent to reinvest the unremitted earnings of the non-U.S. subsidiaries. At December 31, 2020, the Company had approximately $5.7 million in unremitted earnings for one of its foreign jurisdictions, which were not included for U.S. tax purposes. Due to the 2017 Tax Act, U.S. federal transition taxes have been recorded for a one-time U.S. tax liability on these earnings which have not previously been repatriated to the U.S. However, certain withholding taxes will need to be paid upon repatriation. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings.
The Company performed an evaluation and concluded there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years which remain subject to examination by tax jurisdictions as of December 31, 2020, which are the years ended December 31, 2017 through December 31, 2020 for U.S. federal taxes and the years ended December 31, 2016 through December 31, 2020 for state tax jurisdictions.
During 2020, the Internal Revenue Service (“IRS”) notified the Company that a 2018 tax return was selected for examination as a result of a carryback claim. At this time, the Company is not aware of any findings that would have a material impact on the consolidated financial statements.

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
Terpene Supply Agreement
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
For the year ended December 31, 2020, the Company recognized a loss of $9.9 million and an accrued liability of $9.4 million at December 31, 2020, associated with the amended terpene supply agreement due to the Company’s expected usage of terpene in blended products being less than the minimum quantities of terpene required to be purchased and expected selling prices of the excess terpene as such loss is not considered recoverable. The reductions in expected usage resulted from reduced demand for terpene in the oil and gas sector due of capital spending reductions across our customer base and impacts of COVID-19, combined with product mix changes using lower concentrations of terpene.
Indemnification
The Company agreed to provide indemnification to National Oilwell DHT, L.P. for certain intellectual property-related claims in connection with sale of its Teledrift business unit in 2017. The expenses incurred by the Company were $0.4 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. The Company expects to incur additional costs during 2021, which are uncertain, but could be as much as $0.5 million or more.
Lease Obligations
See Note 8, “Leases.”
Concentrations and Credit Risk
The majority of the Company’s revenue is derived from its CT segment, which consists predominantly of customers within the oil and gas industry and the sanitizer, surface cleaner and disinfectant industry to a lesser extent.  Customers within the oil and gas industry include oilfield services companies, integrated oil and natural gas companies, independent oil and natural gas companies, and state-owned national oil companies. Customers within the sanitizer, surface cleaner and disinfectant industry typically include industrial and consumer markets, including hospitals, travel and hospitality, food services, e-commerce and retail, sports and entertainment. The concentration in the oil and gas industry increases credit and business risk.
Within the CT segment, the Company had two major customers for the year ended December 31, 2020, which accounted for 24% and 18% of consolidated revenue, and two major customers for the year ended December 31, 2019, which accounted for 20% and 10% of consolidated revenue. The Company’s largest three customers collectively accounted for 50% and 40% of consolidated revenue for the years ended December 31, 2020 and 2019, respectively.
No single customer of the DA segment accounted for 10% or more of the Company’s consolidated revenue for the year ended December 31, 2020.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to concentrations of credit risk within trade accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in three major U.S. financial institutions and balances often exceed insurable amounts.
Note 17 —Stockholders’ Equity
Common and Preferred Stock
On May 5, 2020, the shareholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended, to increase the authorized shares of common stock from 80 million shares to 140 million shares of common stock, par value $0.0001 per share, and 100,000 shares of one or more series of preferred stock, par value $0.0001 per share. The additional authorized shares are available for corporate purposes, including acquisitions.
A reconciliation of the changes in common shares issued is as follows:

	Years ended December 31,
	2020	2019
Shares issued at the beginning of the year	63,656,897	62,162,875
Issued upon sale of common stock	200,000	—
Issued upon exercise of stock options	111,298	—
Issued as restricted stock award grants	3,114,978	924,022
Issued as restricted stock unit grants	86,241	570,000
Issued in business combination to acquire JP3	11,500,000	—
Shares issued at the end of the year	78,669,414	63,656,897
Treasury Stock
The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. During the years ended December 31, 2020 and 2019, the Company purchased 145,703 shares and 93,977 shares, respectively, of the Company’s common stock at market value as payment of income tax withholding owed by employees upon the vesting of restricted shares and the exercise of stock options. Shares issued as restricted stock awards to employees that were forfeited are accounted for as treasury stock. During the year ended December 31, 2020, there were 66,115 shares surrendered for the exercise of stock options. During the year ended December 31, 2019, no shares were surrendered for the exercise of stock options.
Stock Repurchase Program
In June 2015, the Company’s Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. Repurchases could be made in the open market or through privately negotiated transactions. On June 9, 2020, the board of directors of the Company rescinded the authorization to repurchase the Company’s stock under this program.
During the year ended December 31, 2019, the Company repurchased $0.3 million of its common stock under this authorization. No shares were repurchased under this program during the year ended December 31, 2020.

Note 18 — Stock-Based Compensation and Other Benefit Plans
Stock-Based Incentive Plans
Stockholders approved long-term incentive plans in 2019, 2018, 2014, 2010 and 2007 (the “2019 Plan,” the “2018 Plan,” the “2014 Plan,” the “2010 Plan” and the “2007 Plan,” respectively) under which the Company may grant equity awards to officers, key employees, non-employee directors and service providers in the form of stock options, restricted stock, and certain other incentive awards. The maximum number of shares that may be issued under the 2019 Plan, 2018 Plan, 2014 Plan, 2010 Plan and 2007 Plan are 1.0 million, 3.0 million, 5.2 million, 6.0 million and 2.2 million, respectively. At December 31, 2020, the Company had a total of 1.8 million shares remaining to be granted under the 2019 Plan and 2018 Plan. Shares may no longer be granted under the 2007, 2010 and 2014 Plans.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
All stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. During 2020, 1.3 million stock options were granted, all market-based options. The market-based options are restricted until criteria defined in the agreement are met. Proceeds received from stock option exercises are credited to common stock and additional paid-in capital, as appropriate. The Company uses historical data to estimate pre-vesting option forfeitures. Estimates are adjusted when actual forfeitures differ from the estimate. Stock-based compensation expense is recorded for all equity awards expected to vest. During the year ended December 31, 2020, 0.1 million stock options vested, and 0.6 million stock options were forfeited. No stock options vested or were forfeited during the year ended December 31, 2019.
Stock option activity for the years ended December 31, 2020 and 2019, are as follows

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Outstanding as of January 1, 2019	—	$—	$—
Granted	3,000,000	1.93	1.25
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of January 1, 2020	3,000,000
Granted	1,327,795	1.12	0.62
Exercised	(111,298)	0.92	0.51
Forfeited	(556,497)	0.92	0.51
Outstanding as of
December 31, 2020	3,660,000
Vested or expected to vest at
December 31, 2020	1,111,298
.
The following table sets forth significant assumptions used in the Monte Carlo model for market-based options to determine the fair value of the options at the date of grant:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	Market-Based Options	Market-Based Options
Risk-free interest rate	0.12%	1.84%
Expected volatility of common stock	103.50%	71.57%
Expected life of options in years	2	7
Vesting period in years	2	7

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth significant assumptions used in the Black Scholes model for time-vested options to determine the fair value of the options at the date of grant:

Year Ended December 31, 2019
Time-Vested Options
Initial stock price	$1.93
Strike price	1.93
Term (in years)	6.5
Risk-free rate	1.8%
Volatility rate	73.6%
The Company had no time-vested options granted in 2020. At December 31, 2020, the unrecognized compensation cost related to stock options was $3.6 million.

Restricted Stock
The Company grants employees either time-vesting or market-based restricted shares in accordance with terms specified in the Restricted Stock Agreements. During the year ended December 31, 2020, 53% of the restricted shares granted were time-vesting and 47% were performance-based. Grantees of restricted shares retain voting rights for the granted shares.
•Time-vesting restricted shares vest after a stipulated period has elapsed after the date of grant, generally three years. Certain time-vested shares have also been issued with a portion of the shares granted vesting immediately.
•Market-based restricted shares are issued with criteria defined over a designated period and vest only when, and if, the outlined criteria are met.
Restricted stock share activity for the years ended December 31, 2020 and 2019, are as follows:

Restricted Stock Shares	Shares	Weighted- Average Fair Value at Date of Grant
Non-vested at January 1, 2019	1,050,372	$3.47
Granted to employees	1,494,022	2.62
Vested	(615,941)	3.72
Forfeited	(299,433)	3.16
Non-vested at January 1, 2020	1,629,020	2.66
Granted to employees	3,114,978	0.83
Vested	(711,988)	2.94
Forfeited	(1,236,910)	1.65
Non-vested at December 31, 2020	2,795,100	$1.00
The total fair value of restricted stock that vested during the years ended December 31, 2020 and 2019 was $2.1 million and $6.3 million, respectively.
At December 31, 2020, unrecognized compensation expense related to non-vested restricted stock was $1.8 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
During the year ended December 31, 2020, the Company granted 0.9 million market-based restricted stock units (“RSUs”). The performance period for these RSUs continues until December 22, 2024.
During the year ended December 31, 2019, the Company granted 1.1 million RSUs. The period for these RSUs continues until December 31, 2024.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock units activity for the years ended December 31, 2020 and 2019, are as follows:

Restricted Stock Units (1)	Units	Weighted- Average Fair Value at Date of Grant
RSUs at January 1, 2019	301,766	$3.94
2018 forfeited	(272,046)	6.39
2019 granted	1,071,530	3.75
2019 forfeited	(62,776)	1.66
RSUs at January 1, 2020	1,038,474	3.24
2020 granted	922,786	1.19
2020 forfeited	(733,711)	3.79
RSUs at December 31, 2020	1,227,549	$1.25
(1) Restricted stock units and performance stock units are disclosed in the preceding table.
At December 31, 2020, unrecognized compensation expense related to restricted stock units was $2.0 million. The unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.2 years.
Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (“ESPP”) was approved by stockholders in 2012. The Company registered 500,000 shares of its common stock, currently held as treasury shares, for issuance under the ESPP. The purpose of the ESPP is to provide employees with an opportunity to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP allows participants to purchase common stock at a purchase price equal to 85% of the fair market value of the common stock on the last business day of a three-month offering period which coincides with calendar quarters. Payroll deductions may not exceed 10% of an employee’s compensation and participants may not purchase more than 1,000 shares in any one offering period. In addition, for each calendar year, an employee may not be granted purchase rights for Flotek Stock valued over $25,000, as determined at the time such purchase right is granted. The fair value of the discount associated with shares purchased under the plan is recognized as stock-based compensation expense and was $0.1 million for each of the years ended December 31, 2020 and 2019. The total fair value of the shares purchased under the plan during each of the years ended December 31, 2020 and 2019 was $0.1 million. The employee payment associated with participation in the plan occurs through payroll deductions. Effective after the third quarter 2018 purchase, the Company suspended the ESPP due to lack of shares. Following shareholder approval for additional shares, the Company resumed the ESPP during the second quarter 2019.
Stock-Based Compensation Expense
Non-cash stock-based compensation expense related to restricted stock, restricted stock unit grants and stock purchased under the Company’s ESPP was $3.2 million and $4.0 million during the years ended December 31, 2020 and 2019, respectively.

401(k) Retirement Plan
The Company maintains a 401(k) retirement plan for the benefit of eligible employees in the U.S. All employees are eligible to participate in the plan upon employment. On January 1, 2015, the Company implemented a new matching program. The Company matches contributions at 100% of up to 2% of an employee’s compensation and, if greater, the Company matches contributions at 50% from 5% to 8% of an employee’s compensation. In April 2020, the Company suspended its matching contribution to employee accounts.
During the years ended December 31, 2020 and 2019, compensation expense included $0.2 million and $0.7 million, respectively, related to the Company’s 401(k) match.

Note 19 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of stock options and settlement of restricted stock units.
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2020 and 2019, since including them would have an anti-dilutive effect on loss per share due to the loss from continuing operations incurred during the period. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were 1.8 million restricted stock units and 3.8 million stock options for the year ended December 31, 2020 and 0.1 million restricted stock units for the year ended December 31, 2019.

Note 20 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Years ended December 31,
	2020	2019
Supplemental non-cash investing and financing activities:
Equity issued — acquisition of JP3	$8,538	$—

Supplemental cash payment information:
Interest paid	$25	$599
Income taxes (received, net of payments) paid	(6,246)	(699)

Note 21 — Related Party Transaction
In January 2017, the IRS notified the Company that it was examining the Company’s federal tax returns for the year ended December 31, 2014. As a result of this examination, the IRS informed the Company on May 1, 2019, that certain employment taxes related to the compensation of our former CEO, Mr. Chisholm, were not properly withheld in 2014 and proposed an adjustment. Mr. Chisholm’s affiliated companies through which he provided his services have agreed to indemnify the Company for any such taxes, and Mr. Chisholm executed a personal guaranty in favor of the Company, supporting this indemnification.
At June 30, 2019, the Company recorded a liability of $2.4 million related to the estimated employment tax under-withholding for the years 2014 through 2018. By September 30, 2019, the liability totaled $1.8 million, after the Company paid $0.6 million to the IRS for these taxes and made an additional accrual covering the estimated under-withholding tax liability through 2019. In addition, at June 30, 2019, the Company recorded a receivable from the affiliated companies of Mr. Chisholm totaling $2.4 million. In October 2019, an amendment to the employment agreement was executed, giving the Company the contractual right of offset for any amounts owed to the Company, and giving the Company the right to withhold payments equal to amounts reasonably estimated to potentially become due to the Company by the affiliated companies from, any amounts owed under the employment agreement. The Company netted the related party receivable against the severance payable as of December 31, 2019. At December 31, 2019, the Company recorded $1.8 million for potential liability to the IRS.
On January 5, 2020, Mr. Chisholm ceased to be an employee of the Company. During 2020, the Company did not make any payments to Mr. Chisholm.
During the first quarter of 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of December 31, 2020, the receivable from Mr. Chisholm was $1.4 million, which is equal to the payable to the IRS and was netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet. In September 2020, the Company stopped all payments to Mr. Chisholm pending the completion and results of ongoing IRS audits.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22 — Business Segment, Geographic and Major Customer Information
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision-maker in deciding how to allocate resources and assess performance. The operations of the Company are categorized into the following reportable segments: CT and DA.

Chemistry Technologies. The CT segment includes specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies in the drilling and completion of their wells. The Company designs, develops, manufactures, packages, distributes, delivers and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation and stimulation activities designed to maximize recovery in both new and mature fields. Customers of the CT business segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.
In 2020, the Company leveraged historical expertise, existing infrastructure, personnel, supply chain, research and resident consumer market experience to address the emerging demand for sanitizers, surface cleaners and disinfectants for industrial, commercial and consumer use. Rather than operating under relaxed pandemic-related guidelines, the Company sought to produce Food and Drug Administration and Environmental Protection Agency compliant products by completing all necessary upgrades to its already ISO 9001:2015 certified facility in Marlow, Oklahoma. Today the Company has a portfolio of specialty chemical products to address the long-term challenges created by the current COVID-19 pandemic and in preparation for future outbreaks.
Data Analytics. The DA segment, created in the second quarter of 2020 in conjunction with the acquisition of JP3 on May 18, 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable information about the composition of energy customers’ hydrocarbon fluids. The customers of the DA segment span across the entire market, from production upstream to midstream facilities to refineries and distribution networks. To date, the DA segment has focused solely on North American markets. The DA segment provides real-time hydrocarbon composition data that helps its customers generate additional profit by enhancing blending, optimizing transmix, increasing efficiencies of towers, enabling automation of fluid handling, and reducing losses due to give-away (i.e., that portion of a product of higher value than what is specified) using real-time process information.

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
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the years ended December 31,	Chemistry Technologies	Data Analytics(1)	Corporate and Other	Total

2020
Net revenue from external customers	$50,310	$2,831	$—	$53,141
Loss from operations, including impairment	(88,486)	(36,407)	(18,755)	(143,648)
Depreciation and amortization	2,519	422	471	3,412
Additions to long-lived assets	1,425	—	—	1,425

2019
Net revenue from external customers	$119,353	$—	$—	$119,353
Loss from operations, including impairment	(45,682)	—	(29,818)	(75,500)
Depreciation and amortization	7,439	—	1,026	8,465
Additions to long-lived assets	2,411	—	—	2,411
(1) The financial information disclosed for the DA segment is for the period May 18, 2020 to December 31, 2020.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segment are as follows (in thousands):

	December 31,
	2020	2019
Chemistry Technologies	$43,346	$116,110
Data Analytics	13,201	—
Corporate and Other	29,663	114,490
Total assets	$86,210	$230,600
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Years ended December 31,
	2020	2019
U.S.	$40,632	$104,786
UAE	6,763	3,897
Other countries	5,746	10,670
Total revenue	$53,141	$119,353
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers and as a percentage of consolidated revenue, is as follows:

Year ended December 31, 2020	Chemistry Technologies	% of Total Revenue	Data Analytics	% of Total Revenue
Customer A	$12,891	24.26%	*	*
Customer B	*	*	*	*
Customer C	$9,394	17.68%	*	*

Year ended December 31, 2019
Customer A	$24,386	20.43%	*	*
Customer B	$12,322	10.32%	*	*
Customer C	*	*	*	*
*This customer did not account for more than 10% of revenue during this period.

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and processes were not effective because of the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. As of December 31, 2020, Company’s management has evaluated the effectiveness of its internal control over financial reporting under the Exchange Act. The Company’s management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to perform this evaluation. Management excluded JP3, which was acquired by the Company in May 2020, from its assessment of the effectiveness of internal control over financial reporting, as the Company may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the registrant’s internal control for up to one year from the acquisition date. As of and for the year ended December 31, 2020, JP3 represented 5% of total revenue and 15% of total assets of the consolidated financial statement amounts. Based upon this evaluation, our management concluded as of December 31, 2020, that our internal control over financial reporting was not effective because of the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified deficiencies in its internal control over financial reporting that represented material weaknesses. Specifically, the Company’s management determined that the Company did not, as of December 31, 2020, design and maintain effective internal controls over financial reporting. The material weaknesses relate to: (1) ineffective design and operation of controls over nonrecurring transactions, including derecognition of items and cash flow presentation relating to disposal transactions, and operating ineffectiveness of controls relating to impairment evaluations; (2) ineffective design and operating effectiveness over forecasts used in business combinations and impairment evaluations; and (3) the ineffective design and operating effectiveness of the assessment of going concern.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan and Status

The Company has implemented and continues to implement certain remediation actions and continues to test and evaluate the elements of the remediation plan. These elements include:

•Implementing monitoring controls over the review and validation of both tangible and intangible assets;
•Expanding controls over impairments of goodwill and long-lived assets;
•Enhancing specificity in the design and implementation of controls around nonrecurring, complex accounting activities, with the assistance of technical subject-matter experts;
•Implementing controls for forecasting and budgeting, to include additional process documentation and precision;
•Expanding monthly management review controls; and,
•Enhancing existing control procedures around the quarterly going concern analysis process.

The Company believes that the actions listed above will provide appropriate remediation of the material weaknesses; however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.

Changes in Internal Control over Financial Reporting

During the second quarter of 2020, the Company acquired JP3, a privately-held data and analytics technology company. Due to the timing of the acquisition, management did not include the internal control processes for JP3 in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The acquisition is excluded from the certifications required under the Sarbanes-Oxley Act. We will include all aspects of internal control over financial reporting for this acquisition in our 2021 assessment. Upon acquisition and at December 31, 2020, management has concluded that there have been no changes to JP3’s previous structure around internal controls over financial reporting.

Additionally, the Company remediated a previously reported material weakness related to the elimination of intercompany profits in inventory during Q4 2020.

Except for the items described above, there have been no changes in the Company’s system of internal control over financial reporting during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

EXHIBIT INDEX

Exhibit Number		Exhibit Title
2.1	††
Membership Interest Purchase Agreement, dated as of May 18, 2020, by and between Flotek Industries, Inc., JP3 Measurement, LLC, the Sellers party thereto, and John A. Cardwell, as Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020)

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007)
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009)
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporation by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020)
3.4	*	Second Amended and Restated Bylaws of Flotek Industries, Inc. approved on October 11, 2017 and amended on March 11, 2021.
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001)
4.2	*	Description of Capital Stock of the Company
10.1		2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2007)
10.1	†
Employment Agreement, dated May 18, 2020, between Flotek Industries, Inc. and Matthew R. Thomas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020)

10.2	†	Employment Agreement, dated July 29, 2020, between the Company and Michael E. Borton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2020)
10.3	†	Purchase Agreement, dated January 10, 2020, between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 13, 2020).
10.4	†	Employment Agreement dated June 4, 2020 between Flotek Industries, Inc. and TengBeng Koid (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 22, 2020).
10.5	†	Employment Agreement between Flotek Industries, Inc. and Ryan Ezell effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2021)
10.6	†	Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on June 17, 2020)
10.7	†
Form of Stock Option Grant Notice and Stock Option Agreement under Flotek Industries, Inc. Employment Inducement Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 filed on June 17, 2020)

10.8	†	Separation and Release Agreement, dated July 28, 2020, between the Company and Elizabeth Wilkinson (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 17, 2020)
10.9	†	Promissory Note dated April 16, 2020 in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2020)
10.10	***
Amendment to Supply Agreement between Flotek Chemistry, LLC and Florida Chemical Company, LLC dated February 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2020)

10.11	†
Letter Agreement between Flotek Industries, Inc. and North Sound Management, Inc. dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2020).

10.12	***
Supply Agreement (Citrus Burst), dated as of February 28, 2019, by and between Florida Chemical Company, LLC and Flotek Chemistry, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2019)

10.13
Cooperation Agreement, dated as of March 19, 2019, by and among the Company and BLR Partners LP and its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 20, 2019)

10.14	†	Employment Agreement, dated effective as of April 1, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2019)
10.15	†
First Amended and Restated Employment Agreement, dated effective as of April 1, 2019, by and between the Company and Elizabeth T. Wilkinson (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 24, 2019)

Exhibit Number		Exhibit Title
10.16	†
Termination and Release Agreement, dated as of May 20, 2019, by and among the Company, John W. Chisholm, Protechnics II, Inc. and Chisholm Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.17	†
Stand-Alone Cash-Settled Restricted Stock Unit Agreement, dated as of May 20, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.18	†
Restricted Stock Agreement, dated as of May 24, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.19	†	Form of Restricted Stock Agreement pursuant to the Company’s 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2019)
10.20	†
Form of Restricted Stock Agreement pursuant to the Company’s 2019 Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2019)

10.21	†
Amendment No. 1 to Employment Agreement, dated October 18, 2019, by and between the Company and John W. Chisholm (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 24, 2019)

10.22	†	Guaranty, dated May 8, 2019, by John W. Chisholm in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 24, 2019)
10.23	†
Employment Agreement, dated effective as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2019)

10.24	†
Stand-Alone Restricted Stock Unit Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2019)

10.25	†
Stand-Alone Time-Based Stock Option Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 27, 2019)

10.26	†
Stand-Alone Performance-Based Stock Option Award Agreement, dated as of December 22, 2019, by and between the Company and John W. Gibson, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on December 27, 2019)

21.1	*	List of Subsidiaries
23.1	*	Consent of Moss Adams, LLP
23.2	*	Consent of BDO USA, LLP
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	**	Section 1350 Certification of Principal Executive Officer
32.2	**	Section 1350 Certification of Principal Financial Officer
101.INS	*	Inline XBRL Instance Document.
101.SCH	*	Inline XBRL Schema Document.
101.CAL	*	Inline XBRL Calculation Linkbase Document.
101.LAB	*	Inline XBRL Label Linkbase Document.
101.PRE	*	Inline XBRL Presentation Linkbase Document.
101.DEF	*	Inline XBRL Definition Linkbase Document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*		Filed with this Form 10-K.
**		Furnished with this Form 10-K, not filed.
***		Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K in order for them to remain confidential.
†		Management contracts or compensatory plans or agreements.
††		Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
President, Chief Executive Officer and Chairman of the Board
Date: March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ John W. Gibson Jr. John W. Gibson, Jr.	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	March 16, 2021
/s/ Michael E. Borton Michael E. Borton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
/s/ Michelle M. Adams Michelle M. Adams	Director	March 16, 2021
/s/ Harsha V. Agadi Harsha V. Agadi	Director	March 16, 2021
/s/ Ted D. Brown Ted D. Brown	Director	March 16, 2021
/s/ Michael Fucci Michael Fucci	Director	March 16, 2021
/s/ Paul W. Hobby Paul W. Hobby	Director	March 16, 2021
/s/ David Nierenberg David Nierenberg	Director	March 16, 2021