Form 10-Q
period 2021-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2021-05-10
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, there were 72,730,854 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”), and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek Industries, Inc. (“Flotek” or the “Company”), many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to the Company’s business plan, objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report.
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, financial conditions, future operating results and liquidity, including but not limited to the impact of the COVID-19 pandemic, pending litigation, commodity prices and other circumstances. These forward-looking statements generally are identified by words including but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated, or implied.
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021, and periodically in subsequent reports filed with the SEC. The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$33,945	$38,660
Restricted cash	40	664
Accounts receivable, net of allowance for doubtful accounts of $1,320 and $1,316 at March 31, 2021 and December 31, 2020, respectively	11,522	11,764
Inventories, net	11,616	11,837
Income taxes receivable	53	403
Other current assets	2,179	3,127
Assets held for sale	546	—
Total current assets	59,901	66,455
Property and equipment, net	8,258	9,087
Operating lease right-of-use assets	2,217	2,320
Goodwill	8,092	8,092
Deferred tax assets, net	220	223
Other long-term assets	29	33
TOTAL ASSETS	$78,717	$86,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,483	$5,787
Accrued liabilities	17,931	18,275
Income taxes payable	20	21
Interest payable	46	34
Current portion of operating lease liabilities	597	636
Current portion of finance lease liabilities	61	60
Current portion of long-term debt	5,023	4,048
Total current liabilities	30,161	28,861
Deferred revenue, long-term	104	117
Long-term operating lease liabilities	8,099	8,348
Long-term finance lease liabilities	80	96
Long-term debt	642	1,617
TOTAL LIABILITIES	39,086	39,039
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 140,000,000 shares authorized; 78,275,814 shares issued and 72,702,298 shares outstanding at March 31, 2021; 78,669,414 shares issued and 73,088,494 shares outstanding at December 31, 2020	8	8
Additional paid-in capital	360,537	359,721
Accumulated other comprehensive income (loss)	30	(19)
Accumulated deficit	(286,988)	(278,688)
Treasury stock, at cost; 5,573,516 and 5,580,920 shares at March 31, 2021 and December 31, 2020, respectively	(33,956)	(33,851)
Total stockholders’ equity	39,631	47,171
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,717	$86,210
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenue	$11,770	$19,416
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	13,801	22,841
Corporate general and administrative	4,361	4,493
Depreciation and amortization	307	2,191
Research and development	1,542	2,555
Loss (gain) on disposal of long-lived assets	2	(33)
Impairment of fixed, long-lived and intangible assets	—	57,454
Total costs and expenses	20,013	89,501
Loss from operations	(8,243)	(70,085)
Other (expense) income:
Interest expense	(18)	(4)
Other expense, net	(33)	(47)
Total other (expense) income, net	(51)	(51)
Loss before income taxes	(8,294)	(70,136)
Income tax (expense) benefit	(6)	6,169
Net loss	$(8,300)	$(63,967)

Loss per common share:
Basic	$(0.12)	$(1.07)
Diluted	$(0.12)	$(1.07)

Weighted average common shares:
Weighted average common shares used in computing basic loss per common share	68,447	59,836
Weighted average common shares used in computing diluted loss per common share	68,447	59,836

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended March 31,
	2021	2020
Net loss	$(8,300)	$(63,967)
Other comprehensive (loss) income:
Foreign currency translation adjustment	49	(123)
Comprehensive loss	$(8,251)	$(64,090)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,300)	$(63,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(335)	—
Depreciation and amortization	307	2,191
Provision for doubtful accounts	—	597
Provision for excess and obsolete inventory	307	529
Impairment of right-of-use assets	—	7,434
Impairment of fixed assets	—	30,178
Impairment of intangible assets	—	19,842
Loss (gain) on sale of assets	2	(33)
Non-cash lease expense	105	184
Stock compensation expense	778	462
Deferred income tax provision (benefit)	2	(133)
Changes in current assets and liabilities:
Accounts receivable, net	255	1,675
Inventories, net	(78)	4,793
Income taxes receivable	267	(6,212)
Other current assets	405	3,645
Other long-term assets	541	—
Accounts payable	695	(7,666)
Accrued liabilities	(317)	(17,522)
Income taxes payable	89	226
Interest payable	12	—
Net cash used in operating activities	(5,265)	(23,777)
Cash flows from investing activities:
Capital expenditures	(19)	(42)
Proceeds from sale of business	—	3,281
Proceeds from sale of assets	2	34
Abandonment of patents and other intangible assets	—	49
Net cash (used in) provided by investing activities	(17)	3,322
Cash flows from financing activities:
Purchase of treasury stock	(105)	(45)
Proceeds from sale of common stock	38	349
Payments for finance leases	(14)	(51)
Net cash (used in) provided by financing activities	(81)	253
Effect of changes in exchange rates on cash and cash equivalents	23	(109)
Net change in cash, cash equivalents and restricted cash	(5,340)	(20,311)
Cash and cash equivalents at the beginning of period	38,660	100,575
Restricted cash at the beginning of period	664	663
Cash and cash equivalents and restricted cash at beginning of period	39,324	101,238
Cash and cash equivalents at end of period	33,945	80,263
Restricted cash at the end of period	40	664
Cash, cash equivalents and restricted cash at end of period	$33,985	$80,927

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended March 31, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2020	78,669	$8	5,581	$(33,851)	$359,721	$(19)	$(278,688)	$47,171
Net loss	—	—	—	—	—	—	(8,300)	(8,300)
Foreign currency translation adjustment	—	—	—	—	—	49	—	49
Stock issued under employee stock purchase plan	—	—	(58)	—	38	—	—	38
Restricted stock granted	220	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	5	—	—	—	—	—
Treasury stock purchased	—	—	45	(105)	—	—	—	(105)
Stock compensation expense	—	—	—	—	778	—	—	778
Other (1)	(613)	—	—	—	—	—	—	—
Balance, March 31, 2021	78,276	$8	5,573	$(33,956)	$360,537	$30	$(286,988)	$39,631
(1) See Note 14, “Stockholders’ Equity” for further discussion.

	Three months ended March 31, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2019	63,657	$6	4,145	$(33,484)	$347,564	$181	$(142,238)	$172,029
Net loss	—	—	—	—	—	—	(63,967)	(63,967)
Foreign currency translation adjustment	—	—	—	—	—	(123)	—	(123)
Stock issued under employee stock purchase plan	—	—	(13)	—	11	—	—	11
Restricted stock granted	681	—	—	—	338	—	—	338
Restricted stock forfeited	—	—	241	—	—	—	—	—
Treasury stock purchased	—	—	22	(45)	—	—	—	(45)
Stock compensation expense	—	—	—	—	462	—	—	462
Balance, March 31, 2020	64,338	$6	4,395	$(33,529)	$348,375	$58	$(206,205)	$108,705

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations
Flotek Industries, Inc. (“Flotek” or the “Company”) is a technology-driven chemistry, equipment and data company that serves customers in industrial, commercial and consumer markets.
The Company’s Chemistry Technologies (“CT”) segment develops, manufactures, packages, distributes, delivers, and markets green specialty chemicals that enhance the profitability of hydrocarbon producers and cleans surfaces in both commercial and personal settings to help reduce the spread of bacteria, viruses and germs.
The Company’s Data Analytics (“DA”) segment enables users to maximize the value of their hydrocarbon associated processes by providing analytics associated with the streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing and allows users to pursue automation of their hydrocarbon streams to maximize their profitability.
The Company formed the DA segment during the second quarter of 2020, after acquiring JP3 Measurement, LLC (“JP3”). The Company’s two operating segments, CT and DA, are both supported by its continuing Research & Innovation advanced laboratory capabilities. For further discussion of our operations and segments, see Note 18, “Business Segment, Geographic and Major Customer Information.” For further discussion of the JP3 acquisition, see Note 3, “Business Combination.”
The Company was initially incorporated under the laws of the Province of British Columbia in 1985. In October 2001, the Company changed its corporate domicile to the State of Delaware.
Basis of Presentation
The accompanying unaudited financial statements reflect all adjustments, in the opinion of management, necessary for fair statement of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The financial statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the SEC regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report. A copy of the 2020 Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The information contained on the Company’s website does not form a part of this Quarterly Report.
During the first quarter of 2021, the Company classified its warehouse facility in Monahans, Texas, as held for sale based on the criteria outlined in Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment. During the first quarter, the Company committed to a plan to sell the asset in its present condition. The Company engaged with a commercial real estate agent and is actively looking for a buyer. As such, the Company reclassified the related property, plant and equipment of $0.5 million as held for sale in the current assets of the consolidated balance sheet as of March 31, 2021, as the Company expects to complete the asset sale within one year.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The pandemic negatively impacted the U.S. and global economy, disrupted domestic and international oil and gas markets, and increased volatility in financial markets. These effects materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas as well as for our services and products. The Company’s primary markets in the U.S. are particularly subject to the impacts on the oil and gas industry. In the first quarter of 2020, the Company recorded impairments to property, plant and equipment; intangible assets; and operating right-of-use assets. In the second half of 2020 the Company recorded additional impairment charges of goodwill and intangible assets as well as an increase to the provision of excess and obsolete inventory.
The Company expects the current economic situation to negatively impact the energy sector for an extended period of time, with oil demand recovering during 2021 but not returning to the pre-COVID-19 level. Any further material COVID-19

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
disruption or significant setback in oil and gas demand arising from a slower economic recovery could negatively impact the Company and could result in additional impairments in the future. Future developments of the COVID-19 crisis are uncertain and related implications could materially and adversely affect the Company’s business, operations, operating results, financial condition, liquidity and/or capital levels.
The Company continues to monitor the impact of COVID-19 on the business, suppliers and customers. Future developments and effects are highly uncertain and cannot be predicted, including the scope and duration of the pandemic. This uncertainty could have a material impact on accounting estimates and assumptions used in our consolidated financial statements.
Sources and Uses of Liquidity
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s operating cash flows, the monetization of excess and non-core assets, and the availability of and access to debt and equity financing. The Company has a history of losses and negative operating cash flows from operations and expects to utilize a significant amount of cash in operations in the following year. While we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due, a prolonged COVID-19 impact, a slower than expected recovery of oil and gas markets, or reduced spending by our customers could have a negative impact on our liquidity.
Accordingly, while the Company believes that its existing cash will enable it to fund its operations and growth, the Company cannot guarantee the level of cash flows in the future. In the event that the Company’s existing cash on hand is not sufficient to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position. Such actions may include, but are not limited to:
•Sale of non-core real estate properties;
•Sale-leaseback transactions of facilities;
•Sale of excess inventory and/or raw materials;
•Entry into a borrowing facility with one or more lenders;
•Reducing executive salaries and/or board of directors’ fees, or making a portion of those fees or salaries in equity instead of cash; and
•Reducing professional advisory fees and headcount;
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

Note 2 — Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”). We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued But Not Adopted as of March 31, 2021

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

Note 3 — Business Combination
During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, targeting an increase of processing efficiencies and valuation of natural gas, crude oil and refined fuels. The transaction was valued at approximately $36.6 million as of the transaction closing date, comprised of $25.0 million in cash, subject to certain adjustments and contingent consideration as described below, and 11.5 million shares in Flotek common stock with an estimated fair value of $8.5 million, net of a discount for marketability due to a lock-up period. The payment of $25.0 million was subject to certain purchase price adjustments, and the total non-equity consideration at closing was comprised of $25.0 million plus net working capital in excess of the target net working capital of $1.9 million. Additionally, the Company was subject to contingent consideration with an estimated fair value of $1.2 million for two potential earn-out provisions totaling $5.0 million based on certain stock performance targets. The first and second earn-out provisions occur if the ten-day volume-weighted average share price equals or exceeds $2 per share and $3 per share, respectively, before May 18, 2025. See Note 11, “Fair Value Measurements,” for additional information on the estimated fair value of the contingent consideration.

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

Note 4 — Revenue from Contracts with Customers
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. In recognizing revenue for products and services, the Company determines the transaction price of purchase orders or contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services can be distinguished in the context of the contract. Variable consideration typically consists of product returns and is estimated based on the amount of consideration the Company expects to receive. Revenue accruals are recorded on an ongoing basis to reflect updated variable consideration information.

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
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales (point-in-time revenue recognition) or service revenue (over-time revenue recognition). Product sales accounted for over 90% of total revenue for the three months ended March 31, 2021 and 2020.
Revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Revenue:
Products	$11,082	$18,800
Services	688	616
	$11,770	$19,416
Arrangements with Multiple Performance Obligations
The CT and DA segments primarily sell chemicals and equipment recognized at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Additionally, both segments offer various services associated to products sold which includes field services, installation, maintenance, and other functions. Service revenue is recognized on an over time basis for CT as services are performed as the customer is simultaneously benefiting as the Company performs. For DA, services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. DA has additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, DA may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Subscription-type arrangements were not a material revenue stream in 2020.
Contract Balances
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract liabilities associated with incomplete performance obligations are not material.

Note 5 — Inventories
Inventories are as follows (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$7,074	$7,190
Finished goods	15,617	15,705
Inventories	22,691	22,895
Less reserve for excess and obsolete inventory	(11,075)	(11,058)
Inventories, net	$11,616	$11,837
The provision recorded in the first quarter of 2021 includes charges of $0.3 million for the CT segment and zero for the DA segment. The increase in excess and obsolescence is attributable to the Company’s continued product rationalization efforts, which included a reduction in the number of materials carried within the portfolio and identification of those materials for which the Company will no longer actively market or carry quantities in excess of current and estimated future usage requirements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2021	December 31, 2020
Land	$1,986	$2,415
Land improvements	861	867
Buildings and leasehold improvements	6,365	6,364
Machinery and equipment	7,777	7,760
Furniture and fixtures	649	649
Transportation equipment	1,189	1,190
Computer equipment and software	1,304	1,296
Property and equipment	20,131	20,541
Less accumulated depreciation	(11,873)	(11,454)
Property and equipment, net	$8,258	$9,087
Depreciation expense totaled $0.3 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.
During the first quarter of 2020, the Company recognized an impairment of property and equipment of $30.2 million. See Note 8, “Impairment of Fixed and Long-lived Assets.” No impairment was recognized for the three months ended March 31, 2021.

Note 7 — Leases
During the first quarter of 2020, the Company ceased use of the corporate headquarters leased offices and moved corporate employees to the Global Research and Innovation Center (“GRIC”) during the second quarter of 2020. In addition, the lease liability and corresponding right-of-use (“ROU”) assets for the corporate headquarters and GRIC were remeasured to remove the anticipated term extensions as the Company determined it was no longer reasonably certain to utilize the extension at the GRIC. The remeasurement resulted in adjustments to lease liabilities and ROU assets totaling of $6.2 million each as of March 31, 2020. During the second quarter of 2020, the Company terminated the lease of the corporate headquarters office and moved all employees to the GRIC facility effective June 29, 2020.
In addition, during the three months ended March 31, 2020, the Company recorded an impairment of the ROU assets totaling $7.4 million. For further discussion, refer to Note 8, “Impairment of Fixed and Long-lived Assets.” No impairment was recognized for the three months ended March 31, 2021.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended March 31,
	2021	2020
Operating lease expense	$238	$570
Finance lease expense:
Amortization of right-of-use assets	4	5
Interest on lease liabilities	3	4
Total finance lease expense	7	9
Short-term lease expense	69	32
Total lease expense	$314	$611

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$372	$584
Operating cash flows from finance leases	(3)	3
Financing cash flows from finance leases	(14)	(51)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2021 (excluding the three months ended March 31, 2021)	$936	$52
2022	1,289	46
2023	1,317	39
2024	1,347	23
2025	1,347	—
Thereafter	6,865	—
Total lease payments	$13,101	$160
Less: Interest	(4,405)	(19)
Present value of lease liabilities	$8,696	$141

Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$2,217	$2,320

Current portion of operating lease liabilities	$597	$636
Long-term operating lease liabilities	8,099	8,348
Total operating lease liabilities	$8,696	$8,984

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(29)	(26)
Property and equipment, net	$118	$121

Current portion of finance lease liabilities	$61	$60
Long-term finance lease liabilities	80	96
Total finance lease liabilities	$141	$156

Weighted Average Remaining Lease Term
Operating leases	9.6 years	9.9 years
Finance leases	3.3 years	3.1 years

Weighted Average Discount Rate
Operating leases	6.7%	8.9%
Finance leases	8.5%	9.0%

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Impairment of Fixed and Long-lived Assets

The Company recorded impairment charges of fixed and intangible assets as follows (in thousands):

	Three months ended March 31,
	2021	2020
Property and equipment, net	$—	$30,178
Operating lease right-of-use assets	—	7,434
Other Intangibles:
Patents and technology	—	9,902
Customer relationships	—	9,165
Intangible assets in progress	—	596
Trademarks and brand names	—	179
Total other intangibles	—	19,842
Total impairment of fixed, long-lived and intangible assets	$—	$57,454

During the first quarter of 2020, the price of crude oil declined by over 50%, trading below $25 per barrel, causing a significant disruption across the energy industry, which began to negatively impact the Company’s results of operations. The decline of results of operations were driven by market factors, including an oversupply of oil, insufficient storage and demand destruction resulting from the reaction to COVID-19. Based on these factors, the Company concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020.

Using the income approach, the fair value of the reporting unit was determined based on the present value of future cash flows. The Company utilized internal forecast trends and potential growth rates to estimate future cash flows of the asset group. Based on the results of the quantitative assessment, the Company concluded the carrying value of the asset group exceeded its fair value as of March 31, 2020, and an impairment loss of $57.5 million was recorded as a result of the adverse effect of the COVID-19 pandemic, estimated effect on the economy, and the related negative impact on oil and natural gas prices on projections of future cash flows. Prior to the impairment, the Company recognized amortization expense for finite-lived intangible assets acquired of $0.5 million for the three months ended March 31, 2020.

The Company noted no triggering events during the first quarter of 2021.

Note 9 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Loss on purchase commitments (Note 13)	$9,383	$9,402
Severance costs	2,918	3,558
Payroll and benefits	1,053	1,789
Contingent liability for earn-out provision	1,081	1,416
Taxes other than income taxes	883	544
Due to third parties	531	434
Legal costs	980	333
Deferred revenue, current	134	146
Other	968	653
Total current accrued liabilities	$17,931	$18,275

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Debt

In April 2020, the Company received a $4.8 million loan under the Payroll Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In connection with the acquisition of JP3 in May 2020, the Company assumed a PPP loan of $0.9 million obtained by JP3 in April 2020. The PPP loans have a fixed interest rate of 1% and have a two-year term, maturing in 2022. No payments of principal or interest were required during the year ended December 31, 2020, or the three months ended March 31, 2021.

A portion of the loans may be eligible for forgiveness by the SBA depending on the extent of proceeds used for payroll costs and other designated expenses incurred for up to 24 weeks following loan origination, subject to adjustments for headcount reductions and compensation limits and provided that at least 60% of the eligible costs incurred are used for payroll. Receipt of these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations of the Company. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. As of March 31, 2021, the Company had not applied for or estimated the potential forgiveness on the PPP loans. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for the loans and qualifying for the forgiveness of such loans based on our past and future adherence to the forgiveness criteria. The PPP loans are subject to any new guidance and new requirements released by the Department of the Treasury, which initially indicated that all companies that have received funds in excess of $2.0 million will be subject to audit by the SBA to further ensure PPP loans are limited to eligible borrowers in need.

Long-term debt, including current portion, is as follows (in thousands):

	March 31, 2021	December 31, 2020
Long-term debt
Flotek PPP loan	$4,788	$4,788
JP3 PPP loan	877	877
Total	5,665	5,665
Less current maturities	(5,023)	(4,048)
Total long-term debt, net of current portion	$642	$1,617

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these accounts. The PPP loans for Flotek and JP3 also approximate fair value due to maturity in less than fifteen months.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				Balance at March 31,				Balance at December 31,
	Level 1	Level 2	Level 3	2021	Level 1	Level 2	Level 3	2020
Contingent consideration	$—	$—	$1,081	$1,081	$—	$—	$1,416	$1,416
At March 31, 2021, and December 31, 2020, the estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, was recorded as a contingent liability. The estimated fair value of the earn-out provision at the end of each period was valued using the Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the periods ending March 31, 2021 and 2020.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended March 31, 2020, the Company recorded an impairment of $57.5 million for impairment of long-lived assets. Management inputs used in fair value measurements were classified as Level 3.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
In conjunction with the May 2020 acquisition of JP3, the Company recorded contingent consideration of $1.2 million. Management inputs used in the fair value measurement were classified as Level 3. During 2020, the first stock performance target for the contingent consideration was achieved and settled. The Company estimated the fair value of the remaining stock performance earn-out provision at March 31, 2021, and decreased the estimated fair value of the contingent liability to $1.1 million. The Company records changes in the fair value of the contingent consideration and achievement of performance targets in operating expenses.
The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Balance - beginning of period	$1,416	$—
Additions / issuances	—	—
Change in fair value	(335)	—
Transfer out of Level 3	—	—
Balance - end of period	$1,081	$—

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.1)	(0.1)
Non-U.S. income taxed at different rates	0.6	0.1
Increase (reduction) in tax benefit related to stock-based awards	0.1	(0.2)
Non-deductible expenses	—	(0.1)
Research and development credit	—	0.1
Increase in valuation allowance	(21.7)	(15.0)
Effect of tax rate differences of NOL carryback	—	3.0
Effective income tax rate	(0.1)%	8.8%

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
Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the value reported for income tax purposes, at the enacted tax rates expected to be in effect when the differences reverse. GAAP provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for a valuation allowance, the Company considers all available objective and verifiable evidence, both positive and negative, including historical levels of pre-tax income (loss) both on a consolidated basis and tax reporting entity basis, legislative developments, and expectations and risks associated with estimates of future pre-tax income.
The Company continues to have a full valuation allowance against net deferred tax assets as it is not more-likely-than-not they will be utilized.

Note 13 — Commitments and Contingencies
Litigation
On March 26, 2021, the Company and Flotek Chemistry, LLC (“Flotek Chemistry”), a wholly-owned subsidiary of the Company, filed a lawsuit against Archer-Daniels-Midland Company (“ADM”), Florida Chemical Company, LLC (“FCC”) and Joshua A. Snively in state court in Harris County, Texas. The lawsuit claims damages relating to the terpene supply agreement between Flotek Chemistry and FCC and related breaches of fiduciary duty by Mr. Snively. Contemporaneously with the filing of the suit, Flotek Chemistry delivered a notice of termination of the terpene supply agreement.
Subsequent to the lawsuit described above, on April 5, 2021, ADM and FCC filed a lawsuit in the Delaware Court of Chancery seeking to enjoin the lawsuit filed in Texas and claiming damages under the terpene supply agreement and other matters.
The Company is subject to other routine litigation and other claims that arise in the normal course of business. Except as disclosed above, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Commitments and Contingencies
Terpene Supply Agreement
At December 31, 2020, the Company’s balance sheet included an accrued liability of $9.4 million associated with the terpene supply agreement with FCC. The Company calculated the liability based on the Company’s expected usage of terpene in blended products being less than the minimum quantities of terpene required to be purchased and expected selling prices of the excess terpene as such loss was not considered recoverable.
The Company’s balance sheet at March 31, 2021 included an accrued liability of $9.4 million as it did not make any payments for, or purchases of, terpene during the first quarter of 2021. The Company expects that settlement of the accrued liability, if any, will be determined through the litigation disclosed in the “Litigation” section of this Note.
Indemnification
The Company agreed to provide indemnification to National Oilwell DHT, L.P. for certain intellectual property-related claims in connection with sale of its Teledrift business unit in 2017. The expenses incurred by the Company were $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
Concentrations and Credit Risk
The majority of the Company’s revenue is derived from its CT segment, which consists predominantly of customers within the oil and gas industry and the sanitizer, surface cleaner and disinfectant industry to a lesser extent. Customers within the oil and gas industry include oilfield services companies, integrated oil and natural gas companies, independent oil and natural gas companies, and state-owned national oil companies. Customers within the sanitizer, surface cleaner and disinfectant industry typically include industrial and consumer markets, including hospitals, travel and hospitality, food services, e-commerce and retail, sports and entertainment. The concentration in the oil and gas industry increases credit and business risk. See Note 18, “Business Segment, Geographic and Major Customer Information,” for concentration of segment revenue from major customers.
The Company is subject to concentrations of credit risk within trade accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in three major U.S. financial institutions and balances often exceed insurable amounts.

Note 14 — Stockholders’ Equity
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
During the first quarter of 2021, the Company identified 0.6 million shares that were improperly included in the December 31, 2020 issued share count, and the Company adjusted the issued share count presented on the statement of stockholders’ equity. This adjustment was not material to the December 31, 2020 consolidated financial statements or basic and diluted earnings per share.

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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2021 and 2020, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were zero for restricted stock units and stock options for the three months ended March 31, 2021 and 0.4 million restricted stock units and 3.0 million stock options for the three months ended March 31, 2020.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Supplemental cash payment information:
Interest paid	$6	$4
Income taxes (received, net of payments) paid	(351)	(32)

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
In October 2019, an amendment to the employment agreement of Mr. Chisholm was executed, giving the Company the contractual right of offset for any amounts owed to the Company, and giving the Company the right to withhold payments equal to amounts reasonably estimated to potentially become due to the Company by the affiliated companies from any amounts owed under the employment agreement. At December 31, 2019, the Company netted the related party receivable against the severance payable and recorded $1.8 million for potential liability to the IRS. On January 5, 2020, Mr. Chisholm ceased to be an employee of the Company. In September 2020, the Company informed Mr. Chisholm it would cease payment of future severance.
During first quarter of 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of March 31, 2021 and December 31, 2020, the receivable from Mr. Chisholm was $1.4 million, which equaled the payable to the IRS and netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.

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

Chemistry Technologies. The CT segment includes green specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies in the drilling and completion of their wells. The Company designs, develops, manufactures, packages, distributes, delivers and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation and stimulation activities designed to maximize recovery in both new and mature fields. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Data Analytics. The DA segment, created in the second quarter of 2020 in conjunction with the acquisition of JP3 on May 18, 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable information about the composition of energy customers’ hydrocarbon fluids. The customers of the DA segment span across the entire oil and gas market, from production upstream to midstream facilities to refineries and distribution networks. To date, the DA segment has focused solely on North American markets. The DA segment provides real-time hydrocarbon composition data that helps its customers generate additional profit by enhancing blending, optimizing transmix, increasing efficiencies of towers, enabling automation of fluid handling, and reducing losses due to give-away (i.e., that portion of a product of higher value than what is specified) using real-time process information.
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
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended March 31,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2021
Net revenue from external customers	$10,302	$1,468	$—	$11,770
Loss from operations, including impairment	(3,589)	(292)	(4,362)	(8,243)
Depreciation and amortization	292	15	—	307
Additions to long-lived assets	19	—	—	19

2020
Net revenue from external customers	$19,416	$—	$—	$19,416
Loss from operations, including impairment	(70,269)	—	184	(70,085)
Depreciation and amortization	1,809	—	382	2,191
Additions to long-lived assets	42	—	—	42
(1) The Company formed the Data Analytics segment in the second quarter of 2020 upon acquiring JP3.

Assets of the Company by reportable segments are as follows (in thousands):

	March 31, 2021	December 31, 2020
Chemistry Technologies	$33,804	$43,346
Data Analytics	14,025	13,201
Corporate and Other	30,888	29,663
Total assets	$78,717	$86,210
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2021	2020
U.S.	$9,661	$15,775
UAE	1,103	1,461
Other countries	1,006	2,180
Total revenue	$11,770	$19,416
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

For the Three Months Ended March 31,	Chemistry Technologies	% of Total Revenue	Data Analytics	% of Total Revenue
2021
Customer A	$3,029	25.7%	*	*
Customer B	2,849	24.2%	*	*

2020
Customer A	$7,754	39.9%	* (1)	* (1)
Customer B	3,480	17.9%	* (1)	* (1)
* This customer did not account for more than 10% of revenue during this period.
*(1) Not applicable, as the Company did not form the Data Analytics segment until May 2020 upon acquiring JP3.

Note 19 — Subsequent Events
On April 5, 2021, ADM and FCC filed a lawsuit against Flotek Chemistry and the Company in the Delaware Court of Chancery. See Note 13, “Commitments and Contingencies” for a discussion of the lawsuit and the lawsuit against ADM and FCC filed previously by the Company and Flotek Chemistry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto of this Quarterly Report, as well as the Annual Report. Phrases such as “Company,” “we,” “our,” and “us” refer to Flotek Industries, Inc. and its subsidiaries.

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
The Company was impacted as a result of the outbreak of COVID-19 that spread throughout the U.S. and the world during 2020, with effects continuing into 2021. For a discussion of the impacts of COVID-19, see “COVID-19 Effects and Actions” and “Outlook” in this Item 2 of this Quarterly Report.
Company Overview
The Company has two operating segments, CT and DA, which are both supported by the Company’s continuing Research & Innovation (“R&I”) advanced laboratory capabilities.
Chemistry Technologies
The Company’s CT segment includes an energy-focused product line that is comprised of proprietary green chemistries, specialty chemistries, logistics and technology services. The Company designs, develops, manufactures, packages, distributes, delivers and markets reservoir-centric fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation and stimulation activities designed to maximize recovery in both new and mature fields, as well as to reduce health and environmental risk by using greener chemicals. Customers of this product line of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies and international supply chain management companies.
In 2020, the Company leveraged historical expertise, existing infrastructure, personnel, supply chain, research and resident consumer market experience to address the emerging demand for sanitizers, surface cleaners and disinfectants for both commercial and personal use. Rather than operating under relaxed pandemic-related guidelines, the Company sought to produce FDA and EPA compliant products by completing all necessary upgrades to its already ISO 9001:2015 certified facility in Marlow, Oklahoma. Today, the Company has a portfolio of specialty green chemical products designed to address the long-term challenges created by the current COVID-19 pandemic and in preparation for future outbreaks. Additionally, the Company’s technology helps customers reduce their carbon footprint and reduce energy consumption and emissions by minimizing processing and waste. The Company has made a commitment of being in this market for the long-term.
Data Analytics
The Company’s DA segment, created in conjunction with the acquisition of JP3 in May 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable real time information about the composition and properties for customers' oil, natural gas and refined products. The DA segment is continuing its transition to a recurring revenue subscription model of selling its line of Verax analyzers, deployed in the field across the oil and gas sector, support contracts and software services via its cloud-based Viper software platform, as well as selling hardware-related solutions during the transition to a recurring revenue model.
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
The pandemic negatively impacted the U.S. and global economy, disrupted global supply chains and the domestic and international oil and gas markets, and increased volatility in financial markets in 2020. These effects materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas as well as for the Company’s services and products.
The Company’s CT segment is energy-focused with product lines comprised of specialty chemistries, logistics and technology services. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent exploration and production companies, national and state-owned oil companies, and international supply chain management companies. Due to customer activity levels in this industry, the Company experienced materially reduced revenues and cash flows during 2020, which continued for the first quarter of 2021.
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
The Company expects the current economic situation to negatively impact the energy sector for an extended period of time, with oil demand recovering during 2021 but not returning to the pre-COVID-19 level. Any further material COVID-19 disruption or significant setback in oil and gas demand arising from a slower economic recovery could negatively impact the Company and could result in additional impairments in the future. Future developments of the COVID-19 crisis are uncertain and related implications could materially and adversely affect the Company’s business, operations, operating results, financial condition, liquidity and/or capital levels.
While the full impact of the COVID-19 pandemic continues to evolve and the full extent of the impact is not yet known, the Company continues to closely monitor the effects of the pandemic on commodity demands, and on its customers, operations and employees. Any future developments and effects are highly uncertain and cannot be predicted, including:

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

The pandemic caused the Company to alter its business working practices, including work schedules, manufacturing shifts, employee travel, work locations, meetings and participation in events and conferences. In addition, the Company and most of its customers continued the practice of social distancing and work-from-home procedures, which have had, and may continue to have, an impact on the ability of employees and management of the Company to communicate and work efficiently. These practices are gradually changing with increased vaccination levels in the U.S. and the world. There is no certainty that these actions will mitigate risks posed by the virus to the Company’s workforce.
In response to market conditions and anticipating ongoing volatility, the Company reduced its cost structure in 2020 to meet anticipated market activity and reduce the Company’s break-even level. In the second half of 2020 the Company recorded additional impairment charges of goodwill and intangible assets as well as an increase to the provision of excess and obsolete inventory.
Outlook
The COVID-19 pandemic negatively impacted the U.S. and global economy, disrupted global supply chains and the domestic and international oil and gas markets, and increased volatility in financial markets. While market prices for West Texas Intermediate and Brent crude oil rebounded from lows during the initial months of the pandemic in 2020 to exceed $50 per barrel during the first quarter of 2021, many major integrated oil and gas companies and independent oil and gas companies have kept their 2021 budgets generally unchanged, though such budgets may change if crude oil prices increase. Uncertainty exists about the extent and the duration of the resulting industry contraction and consolidation. In addition, the oilfield services industry remains over supplied and the timing of returns to pre-pandemic pricing levels remains uncertain. While uncertainty remains around the extent and duration of the pandemic, there are positive indicators that the U.S. economy is recovering, including improvements in oil and gas demand, rising COVID-19 vaccination levels, and resumption of travel and business activities.
Climate change continues to be a focus for the Company as investors are increasingly scrutinizing companies linked to the oil and gas industry through environmental, social and corporate governance (“ESG”) factors to promote clean energy and sustainability. In addition, the impact of the actions of the new presidential administration and Congress on the economy and financial markets is uncertain in the current year and longer term. During his first months in office, the President signed many executive orders, including ones with implications for stakeholders in the energy industry, such as canceling the Keystone XL Pipeline and another for the U.S. to rejoin the Paris Agreement on climate change. The U.S. Department of Interior (“DOI”) issued an order in January, placing a 60-day freeze on agency permit approvals and pausing federal oil and gas leasing for a review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters. In March 2021, the DOI allowed the suspension to expire. In addition, the President announced proposed plans to raise the corporate tax rate to help finance his proposed infrastructure plan. These and other potential actions by the new administration could have negative and/or positive impacts on the Company’s business and customers.
Amid the current environment with increased business commitments related to ESG, the Company’s products and services offer a significant benefit to businesses seeking to improve their ESG performance, including improving the safety, reliability and efficiency of their operations. The Company offers sustainable chemistry solutions, tailoring product selection to enable operational efficiencies, improve water management and reduce greenhouse gas emissions for its customers in the exploration and production sector of the oil and gas industry. Further, our patented line of Complex nano-Fluid® (also known as CnF®)

chemistry technologies, are formulated with highly effective, plant-based solvents offering safer, sustainable alternatives to toxic BTEX-based (benzene, toluene, ethylbenzene and xylene) chemicals. Additionally, the Company’s real-time sensor technology helps to enable process and operational efficiencies, minimize waste and processing and reduce emissions.
The Company believes that an increase in the adoption of green specialty chemicals could benefit our business and reduce the impact of the current decrease in drilling and completions activity. The key sales focus of the Company is growing market share by improving returns for current customers, rebuilding relationships with past customers and identifying new customers that could benefit from chemistry solutions. Additionally, the Company is focused on total cost of recovery per barrel of oil equivalent, rather than initial cost, as well as strengthening the publicly available evidence for the efficacy of using advanced CnF® products to materially impact oil and gas recovery and profitability for operators.
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
The Company’s emphasis in 2021 is executing the plan established by the executive team to recover from the varied impacts of COVID-19 and grow the Company’s businesses. The CT segment is focused on marketing our products and services to new and existing customers, while expanding the sanitizers, surface cleaners and disinfectants product line. The DA segment will maintain its domestic sales effort while pursuing international growth. The Company does not anticipate a material escalation in our maintenance capital spending year-over-year. In 2021, the Company is enhancing its focus on ESG and the responsible management of products and services through our Quality Assurance and Quality Control Program and Chemical Spill Prevention Program, adhering to ISO 9001:2015 standards.

Consolidated Results of Operations (in thousands):
Consolidated Results of Operations: Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

	Three months ended March 31,
	2021	2020	$ Change	% Change
Revenue	$11,770	$19,416	$(7,646)	(39.4)%
Operating expenses (excluding depreciation and amortization)	13,801	22,841	(9,040)	(39.6)%
Operating expenses %	117.3%	117.6%
Corporate general and administrative costs	4,361	4,493	(132)	(2.9)%
Corporate general and administrative %	37.1%	23.1%
Depreciation and amortization	307	2,191	(1,884)	(86.0)%
Research and development	1,542	2,555	(1,013)	(39.6)%
Loss (gain) on disposal of long-lived assets	2	(33)	35	(106.1)%
Impairment of fixed assets and long-lived assets	—	57,454	(57,454)	(100.0)%
Loss from operations	(8,243)	(70,085)	(61,842)	88.2%
Operating margin %	(70.0)%	(361.0)%
Interest and other income (expense), net	(51)	(51)	—	—%
Loss before income taxes	(8,294)	(70,136)	(61,842)	88.2%
Income tax (expense) benefit	(6)	6,169	(6,175)	(100.1)%
Net loss	$(8,300)	$(63,967)	$(55,667)	87.0%
Consolidated revenue for the three months ended March 31, 2021, decreased $7.6 million, or 39.4%, versus the same period of 2020. The decrease in revenue during the first quarter of 2021 compared to the first quarter of 2020 was driven by impacts from both the supply and the demand side, primarily in our CT segment. The COVID-19 pandemic negatively impacted economic activity and reduced global demand for oil and gas, a key sector for our customer base. The Company’s domestic and international revenue for the first quarter of 2021 decreased as demand from major customers and smaller operators has not returned to the pre-pandemic levels of first quarter 2020. Partially offsetting the decrease, the first quarter of 2021 includes $1.5 million of revenue for the Data Analytics segment, which was created in May 2020 upon acquiring JP3.
Consolidated operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2021, decreased $9.0 million, or 39.6%, versus the same period of 2020, and as a percentage of revenue, remained flat. The decrease in operating expenses resulted from reduced cost of sales due to lower sales activity during the first quarter of 2021 compared to the first quarter of 2020 associated with COVID-19 impacts and related declines in activity. The Company’s operating expenses in the first quarter of 2021 also benefited from actions taken in 2020 that reduced the Company’s facility footprint and tank rentals, lowered personnel costs and cut costs within the supply chain. These reduced costs were partially offset by new operating expenses for the DA segment that was acquired in the second quarter of 2020 as well as the introduction of our sanitizer, surface cleaner and disinfectant products in the second quarter of 2020.
Corporate general and administrative (“CG&A”) expenses are not directly attributable to products sold or services provided. CG&A costs for the three months ended March 31, 2021, decreased $0.1 million, or 2.9%, versus the same period of 2020. As a percentage of revenue, CG&A increased 14.0% for the three months ended March 31, 2021, as revenue declined in the first quarter of 2021 as compared to the same period of 2020. The decrease in CG&A costs was primarily due to lower personnel costs in the first quarter of 2021 related to the reduction in force costs accrued in the first quarter of 2020 for $0.5 million combined with first quarter 2021 CG&A personnel costs that were $0.4 million lower. Occupancy expense also decreased $0.2 million due to the Company moving out of its corporate headquarters office and consolidating into the Global Research and Innovation Center. Offsetting the decreases was an increase in professional fees of $0.9 million that included increased accounting consultant and contractor costs of $0.6 million and increased audit fees of $0.4 million.
Depreciation and amortization expense decreased $1.9 million, or 86.0% for the three months ended March 31, 2021, versus the same period of 2020, primarily due to impairments of fixed and long-lived assets recorded in the first quarter of 2020.
Research and development costs decreased $1.0 million, or 39.6% for the three months ended March 31, 2021, versus the same period of 2020 due to lower personnel costs as a result of our reduction in workforce accrued in the first quarter 2020.

Impairment of fixed and long-lived assets decreased due to the first quarter 2020 write-down of $54.7 million in the CT segment and a corporate-level write-down of $2.8 million. See Note 8, “Impairment of Fixed and Long-lived Assets, in Item 1, Financial Statements, of this Quarterly Report.” No impairments of fixed and long-lived assets occurred in the first quarter of 2021.
Loss from operations decreased $61.8 million, or 88.2%, for the three months ended March 31, 2021, versus the same period in 2020. Loss from operations decreased primarily as a result of the $57.5 impairment of fixed and long-lived assets in the first quarter of 2020 and no impairments in the same quarter of 2021.
The Company’s income tax expense for the first quarter of 2021 was minimal. The Company recorded an income tax benefit of $6.2 million for the first quarter of 2020, primarily as a result of the extended net operating loss carryback provisions included in the CARES Act initially recorded in the first quarter 2020.

Results by Segment (in thousands):
Chemistry Technologies Results of Operations: Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020

	Three months ended March 31,
	2021	2020
Revenue	$10,302	$19,416
Loss from operations	(3,589)	(70,269)
CT revenue for the three months ended March 31, 2021, decreased $9.1 million versus the same period of 2020. The decrease in revenue during the first quarter of 2021 compared to the first quarter of 2020 was driven by impacts from both the supply and the demand side. The COVID-19 pandemic negatively impacted economic activity and reduced global demand for oil and gas, a key sector of our customer base. The Company’s domestic and international revenue for the first quarter of 2021 decreased as demand from major customers and smaller operators has not returned to the pre-pandemic levels of first quarter 2020. In addition, the CT segment granted price concessions due to the economic environment.
Loss from operations for the CT segment for the three months ended March 31, 2021, decreased $66.7 million, or 94.9%, versus the same period of 2020. The decrease in loss from operations is due to lower revenue and significantly lower expenses, primarily the result of no impairments in the first quarter of 2021 versus impairment charges of fixed and long-lived assets of $54.7 million in the same period of 2020. Other decreases in expenses occurred due to the first quarter of 2020 including a $2.3 million terpene purchase commitment loss with no comparable activity in 2021. Personnel costs declined period over period by $1.8 million, which included first quarter 2020 severance costs of $0.6 million for reduction in force actions. Office costs and equipment and facilities costs decreased a combined $0.6 million period over period from the consolidation of the Company’s physical facilities.

Data Analytics Results of Operations: Three Months ended March 31, 2021

Three months ended March 31, 2021
Revenue	$1,468
Loss from operations	(292)
On May 18, 2020, the Company purchased JP3 and formed the DA segment. Segment revenue for the first quarter of 2021 was $1.5 million, an increase of $0.2 million over fourth quarter 2020 revenue of $1.3 million, driven primarily by increased equipment sales.

Critical Accounting Policies and Estimates
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies, including goodwill and other intangible assets. There have been no significant changes in the Company’s critical accounting policies and estimates during the three months ended March 31, 2021.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2, “Recent Accounting Pronouncements,” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the need to acquire and maintain equipment and fund working capital requirements. During the first three months of 2021, the Company funded capital requirements primarily with cash on hand.
As of March 31, 2021, the Company had available cash and cash equivalents of $33.9 million, as compared to $38.7 million at December 31, 2020. The Company recorded an operating loss in the first quarter of 2021, and recorded $5.3 million of net cash used for operating activities and $0.1 million of net cash used for financing activities. Cash used in investing activities was minimal..
Liquidity
The effects of the COVID-19 pandemic and the volatility in oil prices during 2020 and first quarter of 2021 materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas as well as for our services and products. While the full impact and duration of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. See “COVID-19 Effects and Actions” for developments and possible effects.
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to debt and equity financing. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in operations in the following year. While we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they become due, a prolonged COVID-19 impact, a slower than expected recovery of oil and gas markets, or reduced spending at our customers could have a negative impact on our liquidity.
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
•Reducing executive salaries and/or board of directors’ fees, or making a portion of those fees or salaries in equity instead of cash; and
•Reducing professional advisory fees and headcount;
•Raising equity either in the public markets or via a private placement offering.

However, with respect to anticipated transactions, there can be no assurance that such matters can be implemented on acceptable terms. For a further discussion of the risks surrounding the Company’s access to capital, please see Item 1A, “Risk Factors” in the Company’s Annual Report.
The Company expects capital spending to be less than $1.0 million in 2021.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(5,265)	$(23,777)
Net cash (used in) provided by investing activities	(17)	3,322
Net cash (used in) provided by financing activities	(81)	253
Effect of changes in exchange rates on cash and cash equivalents	23	(109)
Net change in cash, cash equivalents and restricted cash	$(5,340)	$(20,311)
Operating Activities
Net cash used in operating activities was $5.3 million and $23.8 million during the three months ended March 31, 2021 and 2020, respectively. Consolidated net loss for the three months ended March 31, 2021 and 2020, totaled $8.3 million and $64.0 million, respectively.
During the three months ended March 31, 2021, non-cash adjustments to net income totaled $1.2 million as compared to $61.3 million for the same period of 2020.
•For the first quarter of 2021, non-cash charges included $0.3 million for depreciation, which was lower than the first quarter of 2020 due to asset impairments taken in 2020, and a $0.3 million decrease in the fair value of contingent consideration.
•For the three months ended March 31, 2020, contributory non-cash adjustments consisted primarily of $57.5 million of impairment charges, which included a $30.2 million impairment of fixed assets, $19.9 million impairment of intangible assets and $7.4 million of impairment of right-of-use assets. In addition, non-cash charges included $2.2 million for depreciation and amortization.
During the three months ended March 31, 2021, changes in working capital provided $1.9 million of cash as compared to using $21.1 million for the same period of 2020.
•For the first quarter of 2021, the cash provided by working capital primarily resulted from routine operations, including a reduction in accounts receivable and other current assets totaling $0.5 million combined with an increase of accounts payable of $0.7 million, partially offset by a decrease in accrued liabilities of $0.3million.
•For the three months ended March 31, 2020, the use of cash in working capital primarily resulted from a reduction in accrued liabilities and accounts payable of $25.1 million, which included two one-time payments made: one payment of $15.8 million to amend a long-term supply agreement and one to pay $4.1 million for the final post-closing working capital adjustment related to the 2019 sale of the Company’s Consumer and Industrial Chemistry Technologies segment. Decreases in accounts receivable, inventories and other current assets provided cash of $10.1 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was not material. Net cash provided by investing activities was $3.3 million for the three months ended March 31, 2020. Cash provided by investing activities included $3.3 million from sale of the Florida Chemical Company in 2019 and the subsequent release of escrow amounts.
Financing Activities
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2021, primarily for purchases of common stock related to tax withholding requirements. Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2020, primarily from the sale of common stock.

Item  3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report.

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
The Company identified deficiencies in its internal control over financial reporting that represented material weaknesses as of December 31, 2020. Specifically, the Company’s management determined that the Company did not, as of December 31, 2020, design and maintain effective internal controls over financial reporting. The material weaknesses relate to: (1) ineffective design and operation of controls over nonrecurring transactions, including recognition of items and cash flow presentation relating to disposal transactions, and operating ineffectiveness of controls relating to impairment evaluations; (2) ineffective design and operating effectiveness over forecasts used in business combinations and impairment evaluations; and (3) the ineffective design and operating effectiveness of the assessment of going concern.
The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, the consolidated financial positions, results of operations and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.
The Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2021, and has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021, due to the material weaknesses in internal control over financial reporting described above.
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
The Company believes that the actions listed above will provide appropriate remediation of the material weaknesses; however, the testing of the effectiveness of the controls has not been completed by the Company. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weaknesses will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management. Further, in 2021 the Company made a strategic decision to bring internal audit in-house and hired a director of internal audit to manage internal controls and the remediation process.

Changes in Internal Control Over Financial Reporting
Except for the items described above, there have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item  1. Legal Proceedings
Litigation
On March 26, 2021, the Company and Flotek Chemistry, LLC (“Flotek Chemistry”), a wholly-owned subsidiary of the Company, filed a lawsuit against Archer-Daniels-Midland Company (“ADM”), Florida Chemical Company, LLC (“FCC”) and Joshua A. Snively in state court in Harris County, Texas. The lawsuit claims damages relating to the terpene supply agreement between Flotek Chemistry and FCC and related breaches of fiduciary duty by Mr. Snively. Contemporaneously with the filing of the suit, Flotek Chemistry delivered a notice of termination of the terpene supply agreement.
Subsequent to the lawsuit described above, on April 5, 2021, ADM and FCC filed a lawsuit in the Delaware Court of Chancery seeking to enjoin the lawsuit filed in Texas and claiming damages under the terpene supply agreement and other matters. The Company views this lawsuit as a strategic response to the March 26, 2021 lawsuit filed by Flotek Chemistry and the Company in Texas.
The Company believes that, notwithstanding the termination of the supply agreement, it has sufficient terpene inventory and alternate terpene supply sources to meet its requirements for the foreseeable future. The Company does not expect that termination of the terpene supply agreement will have a material effect on its operations or ability to meet customer needs.
The Company is subject to other routine litigation and other claims that arise in the normal course of business. Except as disclosed above, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.

Item  1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended March 31, 2021, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 to January 31, 2021	4,053	$1.90
February 1 to February 28, 2021	—	—
March 1 to March 31, 2021	40,811	2.28
Total	44,864
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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on March 16, 2021).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
10.1		Employment Agreement dated January 1, 2021, between the Company and Ryan Ezell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on January 6, 2021.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101	*	The following financial information from Flotek Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed herewith.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

1		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. GIBSON, JR.
John W. Gibson, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	May 10, 2021

FLOTEK INDUSTRIES, INC.

By:	/s/ MICHAEL E. BORTON
Michael E. Borton
Chief Financial Officer

Date:	May 10, 2021