Form 10-Q
period 2021-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2021-08-09
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2021, there were 74,098,258 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report” or “2020 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021, and periodically in subsequent reports filed with the SEC. The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$27,781	$38,660
Restricted cash	40	664
Accounts receivable, net of allowance for doubtful accounts of $1,329 and $1,316 at June 30, 2021 and December 31, 2020, respectively	9,713	11,764
Inventories, net	11,499	11,837
Income taxes receivable	71	403
Other current assets	3,255	3,127
Assets held for sale	546	—
Total current assets	52,905	66,455
Property and equipment, net	8,017	9,087
Operating lease right-of-use assets	2,162	2,320
Goodwill	8,092	8,092
Deferred tax assets, net	213	223
Other long-term assets	29	33
TOTAL ASSETS	$71,418	$86,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,587	$5,787
Accrued liabilities	17,221	18,275
Income taxes payable	39	21
Interest payable	58	34
Current portion of operating lease liabilities	589	636
Current portion of finance lease liabilities	55	60
Current portion of long-term debt	4,788	4,048
Total current liabilities	29,337	28,861
Deferred revenue, long-term	104	117
Long-term operating lease liabilities	8,011	8,348
Long-term finance lease liabilities	72	96
Long-term debt	—	1,617
TOTAL LIABILITIES	37,524	39,039
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 140,000,000 shares authorized; 79,606,743 shares issued and 70,152,591 shares outstanding at June 30, 2021; 78,669,414 shares issued and 73,088,494 shares outstanding at December 31, 2020	8	8
Additional paid-in capital	361,424	359,721
Accumulated other comprehensive income (loss)	13	(19)
Accumulated deficit	(293,534)	(278,688)
Treasury stock, at cost; 5,627,646 and 5,580,920 shares at June 30, 2021 and December 31, 2020, respectively	(34,017)	(33,851)
Total stockholders’ equity	33,894	47,171
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,418	$86,210
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$9,165	$8,880	$20,935	$28,296
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	12,110	11,632	25,911	34,473
Corporate general and administrative	2,868	5,395	7,229	9,888
Depreciation and amortization	253	468	560	2,659
Research and development	1,466	1,638	3,008	4,193
Gain on disposal of long-lived assets	(71)	(22)	(69)	(55)
Impairment of fixed, long-lived and intangible assets	—	—	—	57,454
Total costs and expenses	16,626	19,111	36,639	108,612
Loss from operations	(7,461)	(10,231)	(15,704)	(80,316)
Other (expense) income:
Payment Protection Program forgiveness	881	—	881	—
Gain on lease termination	—	576	—	576
Interest expense	(17)	(16)	(35)	(20)
Other income, net	72	78	39	31
Total other income, net	936	638	885	587
Loss before income taxes	(6,525)	(9,593)	(14,819)	(79,729)
Income tax (expense) benefit	(21)	32	(27)	6,201
Net loss	$(6,546)	$(9,561)	$(14,846)	$(73,528)

Loss per common share:
Basic	$(0.09)	$(0.14)	$(0.22)	$(1.17)
Diluted	$(0.09)	$(0.14)	$(0.22)	$(1.17)

Weighted average common shares:
Weighted average common shares used in computing basic loss per common share	69,531	66,035	69,001	62,828
Weighted average common shares used in computing diluted loss per common share	69,531	66,035	69,001	62,828

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(6,546)	$(9,561)	$(14,846)	$(73,528)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(17)	(7)	32	(130)
Comprehensive loss	$(6,563)	$(9,568)	$(14,814)	$(73,658)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,846)	$(73,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(302)	—
Depreciation and amortization	560	2,659
Provision for doubtful accounts	(1)	474
Provision for excess and obsolete inventory	580	529
Impairment of right-of-use assets	—	7,434
Impairment of fixed assets	—	30,178
Impairment of intangible assets	—	19,842
Gain on sale of assets	(69)	(631)
Non-cash lease expense	163	242
Stock compensation expense	1,750	1,521
Deferred income tax provision (benefit)	10	(105)
PPP loan forgiveness	(881)	—
Changes in current assets and liabilities:
Accounts receivable, net	1,995	7,252
Inventories, net	(222)	6,418
Income taxes receivable	207	(6,351)
Other current assets	(672)	1,715
Other long-term assets	541	—
Accounts payable	801	(10,229)
Accrued liabilities	(1,048)	(16,755)
Income taxes payable	168	119
Interest payable	24	—
Net cash used in operating activities	(11,242)	(29,216)
Cash flows from investing activities:
Capital expenditures	(31)	(42)
Proceeds from sale of business	—	9,844
Proceeds from sale of assets	74	66
Purchase of JP3, net of cash acquired	—	(26,284)
Abandonment of patents and other intangible assets	—	(8)
Net cash provided (used in) by investing activities	43	(16,424)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	—	4,798
Purchase of treasury stock	(78)	(82)
Proceeds from sale of common stock	(166)	358
Payments for finance leases	(29)	(51)
Net cash (used in) provided by financing activities	(273)	5,023
Effect of changes in exchange rates on cash and cash equivalents	(31)	(31)
Net change in cash, cash equivalents and restricted cash	(11,503)	(40,648)
Cash and cash equivalents at the beginning of period	38,660	100,575
Restricted cash at the beginning of period	664	663
Cash and cash equivalents and restricted cash at beginning of period	39,324	101,238
Cash and cash equivalents at end of period	27,781	59,926
Restricted cash at the end of period	40	664
Cash, cash equivalents and restricted cash at end of period	$27,821	$60,590
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2021	78,276	$8	5,573	$(33,956)	$360,537	$30	$(286,988)	$39,631
Net loss	—	—	—	—	—	—	(6,546)	(6,546)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Stock issued under employee stock purchase plan	—	—	(26)	(38)	(2)	—	—	(40)
Restricted stock granted	1,465		—	—	(7)	—	—	(7)
Restricted stock forfeited	(134)		25	54	(54)	—	—	—
Treasury stock purchased	—	—	—		—	—	—	—
Stock compensation expense	—	—	—	—	969	—	—	969
Excess tax benefit related to share-based awards	—	—	56	(77)	(19)	—	—	(96)
Balance, June 30, 2021	79,607	$8	5,628	$(34,017)	$361,424	$13	$(293,534)	$33,894

	Six months ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2020	78,669	$8	5,581	$(33,851)	$359,721	$(19)	$(278,688)	$47,171
Net loss	—	—	—	—	—	—	(14,846)	(14,846)
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Stock issued under employee stock purchase plan	—	—	(84)	(130)	(47)	—	—	(177)
Restricted stock granted	1,684	—	—	—	—	—	—	—
Restricted stock forfeited	(133)	—	30	64	—	—	—	64
Treasury stock purchased	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,750	—	—	1,750
Excess tax benefit related to share-based awards	—	—	101	(100)	—	—	—	(100)
Other (1)	(613)	—	—	—	—	—	—	—
Balance, June 30, 2021	79,607	$8	5,628	$(34,017)	$361,424	$13	$(293,534)	$33,894
(1) See Note 14, “Stockholders’ Equity” for further discussion.
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Three months ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2020	64,338	$6	4,395	$(33,529)	$348,375	$58	$(206,205)	$108,705
Net loss	—	—	—	—	—	—	(9,561)	(9,561)
Foreign currency translation adjustment	—	—	—	—	—	(7)	—	(7)
Stock issued under employee stock purchase plan	—	—	(12)	—	9	—	—	9
Restricted stock granted	1,788	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	37	—	—	—	—	—
Treasury stock purchased	—	—	39	(37)	—	—	—	(37)
Stock compensation expense	—	—	—	—	1,059	—	—	1,059
Stock issued in JP3 acquisition	11,500	1	—	—	8,537	—	—	8,538
Balance, June 30, 2020	77,626	7	4,459	(33,566)	357,980	51	(215,766)	108,706

	Six months ended June 30, 2020
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2019	63,657	$6	4,145	$(33,484)	$347,564	$181	$(142,238)	$172,029
Net loss	—	—	—	—	—	—	(73,528)	(73,528)
Foreign currency translation adjustment	—	—	—	—	—	(130)	—	(130)
Stock issued under employee stock purchase plan	—	—	(25)	—	20	—	—	20
Restricted stock granted	2,469	—	—	—	338	—	—	338
Restricted stock forfeited	—	—	278	—	—	—	—	—
Treasury stock purchased	—	—	61	(82)	—	—	—	(82)
Stock compensation expense	—	—	—	—	1,521	—	—	1,521
Stock issued in JP3 acquisition	11,500	1	—	—	8,537	—	—	8,538
Balance, June 30, 2020	77,626	$7	4,459	$(33,566)	$357,980	$51	$(215,766)	$108,706
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies
Organization and Nature of Operations

Flotek Industries, Inc. (“Flotek” or the “Company”) creates solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data company, Flotek helps customers across industrial, commercial, and consumer markets improve their Environmental, Social, and Governance (ESG) performance.
The Company’s Chemistry Technologies (“CT”) segment develops, manufactures, packages, distributes, delivers, and markets green specialty chemicals that enhance the profitability of hydrocarbon producers and cleans surfaces in both commercial and personal settings to help reduce the spread of bacteria, viruses and germs.
The Company’s Data Analytics (“DA”) segment enables users to maximize the value of their hydrocarbon associated processes by providing analytics associated with the streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing and allows users to pursue automation of their hydrocarbon streams to maximize their profitability, reducing their carbon footprint, energy consumption and emissions.
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
During the first quarter of 2021, the Company classified its warehouse facility in Monahans, Texas, as held for sale based on the criteria outlined in Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment. During the first quarter, the Company committed to a plan to sell the asset in its present condition. The Company engaged with a commercial real estate agent and is actively looking for a buyer. As such, the Company reclassified the related property, plant and equipment of $0.5 million as held for sale in the current assets of the consolidated balance sheet, as the Company expects to complete the asset sale within one year.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related payroll tax liability. Accordingly, the Company recorded a $1.9 million employee retention credit during the three months ended June 30, 2021 in other current assets with the offset recorded in accrued liabilities. In the second quarter of 2021, the Company used $0.8 million of the total employee retention credit leaving a $1.1 million credit to be applied against future payroll tax liabilities.
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
•Reducing professional advisory fees and headcount; and
•Raising equity either in the public markets or via a private placement offering.
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
New Accounting Standards Issued But Not Adopted as of June 30, 2021
The FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard removes specific exceptions to the general principles in Topic 740. The pronouncement is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for public companies for periods in which financial statements have not yet been issued. The Company has evaluated the impact of this standard and determined that there is no impact on the consolidated financial statements and related disclosures.
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
Note 3 — Business Acquisition
During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, targeting an increase of processing efficiencies and valuation of natural gas, crude oil and refined fuels. The transaction was valued at approximately $36.6 million as of the transaction closing date, comprised of $25.0 million in cash, subject to certain adjustments and contingent consideration as described below, and 11.5 million shares in Flotek common stock with an estimated fair value of $8.5 million, net of a discount for marketability due to a lock-up period. The payment of $25.0 million was subject to certain purchase price adjustments, and the total non-equity consideration at closing was comprised of $25.0 million plus net working capital in excess of the target net working capital of $1.9 million. Additionally, the Company was subject to contingent consideration with an estimated fair value of $1.2 million at acquisition date for two potential earn-out provisions totaling $5.0 million based on certain stock performance targets. The first and second earn-out provisions occur if the ten-day volume-weighted average share price equals or exceeds $2 per share and $3 per share, respectively, before May 18, 2025. See Note 11, “Fair Value Measurements,” for additional information on the current estimated fair value of the contingent consideration.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales (point-in-time revenue recognition) or service revenue (over-time revenue recognition). Product sales accounted for over 90% of total revenue for the three and six months ended June 30, 2021 and 2020.
Revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$8,444	$8,176	$19,524	$26,976
Services	721	704	1,411	1,320
	$9,165	$8,880	$20,935	$28,296
Arrangements with Multiple Performance Obligations
The CT and DA segments primarily sell chemicals and equipment recognized at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Additionally, both segments offer various services associated to products sold which includes field services, installation, maintenance, and other functions. Service revenue is recognized on an over time basis for CT as services are performed as the customer is simultaneously benefiting as the Company performs. For DA, services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. DA has additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, DA may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Subscription-type arrangements were not a material revenue stream in the three and six months June 30, 2021 and 2020.
Contract Balances
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract liabilities associated with incomplete performance obligations are not material.
Note 5 — Inventories
Inventories are as follows (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$7,203	$7,190
Finished goods	16,198	15,705
Inventories	23,401	22,895
Less reserve for excess and obsolete inventory	(11,902)	(11,058)
Inventories, net	$11,499	$11,837
The provision recorded in the three and six months ended June 30, 2021 were $0.1 million for the CT segment and $0.1 million for the DA segment and $0.4 million for the CT segment and $0.1 million of the DA segment, respectively. The increase in excess and obsolescence is attributable to the Company’s continued product rationalization efforts, which included a reduction

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
in the number of materials carried within the portfolio and identification of those materials for which the Company will no longer actively market or carry quantities in excess of current and estimated future usage requirements.

Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2021	December 31, 2020
Land	$1,986	$2,415
Land improvements	861	867
Buildings and leasehold improvements	6,367	6,364
Machinery and equipment	7,782	7,760
Furniture and fixtures	651	649
Transportation equipment	1,045	1,190
Computer equipment and software	1,304	1,296
Property and equipment	19,996	20,541
Less accumulated depreciation	(11,979)	(11,454)
Property and equipment, net	$8,017	$9,087
Depreciation expense totaled $0.3 million and $0.5 million for the three months ended June 30, 2021 and 2020, and $0.3 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.
During the first quarter of 2020, the Company recognized an impairment of property and equipment of $30.2 million. See Note 8, “Impairment of Fixed and Long-lived Assets.” No impairment was recognized for the three and six months ended June 30, 2021.
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
In addition, during the three months ended March 31, 2020, the Company recorded an impairment of the ROU assets totaling $7.4 million. For further discussion, refer to Note 8, “Impairment of Fixed and Long-lived Assets.” No impairment was recognized for the three and six months ended June 30, 2021.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating lease expense	$250	$283	$488	$854
Finance lease expense:
Amortization of right-of-use assets	4	4	7	9
Interest on lease liabilities	3	5	6	9
Total finance lease expense	7	9	13	18
Short-term lease expense	61	54	55	86
Total lease expense	$318	$346	$556	$958

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$394	$1,411	$727	$1,024
Operating cash flows from finance leases	43	5	53	9
Financing cash flows from finance leases	3	14	29	51
Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2021 (excluding the six months ended June 30, 2021)	$581	$35
2022	1,256	47
2023	1,321	39
2024	1,351	25
2025	1,378	—
Thereafter	6,891	—
Total lease payments	$12,778	$146
Less: Interest	(4,178)	(19)
Present value of lease liabilities	$8,600	$127

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$2,162	$2,320

Current portion of operating lease liabilities	$589	$636
Long-term operating lease liabilities	8,011	8,348
Total operating lease liabilities	$8,600	$8,984

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(33)	(26)
Property and equipment, net	$114	$121

Current portion of finance lease liabilities	$55	$60
Long-term finance lease liabilities	72	96
Total finance lease liabilities	$127	$156

Weighted Average Remaining Lease Term
Operating leases	9.3 years	9.9 years
Finance leases	3.1 years	3.1 years

Weighted Average Discount Rate
Operating leases	4.5%	8.9%
Finance leases	8.5%	9.0%

Note 8 — Impairment of Fixed and Long-lived Assets

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

The impairment loss of fixed and intangible assets as of March 31, 2020 was recorded as follows (in thousands):

March, 31, 2020
Property and equipment, net	$30,178
Operating lease right-of-use assets	7,434
Other Intangibles:
Patents and technology	9,902
Customer relationships	9,165
Intangible assets in progress	596
Trademarks and brand names	179
Total other intangibles	19,842
Total impairment of fixed, long-lived and intangible assets	$57,454

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company concluded no triggering events during the first and second quarters of 2021.

Note 9 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	June 30, 2021	December 31, 2020
Loss on purchase commitments (Note 13)	$9,383	$9,402
Severance costs	3,419	3,558
Payroll and benefits	994	1,789
Contingent liability for earn-out provision	1,115	1,416
Taxes other than income taxes	633	544
Due to third parties	504	434
Legal costs	721	333
Deferred revenue, current	152	146
Other	300	653
Total current accrued liabilities	$17,221	$18,275
Note 10 — Debt

In April 2020, the Company received a $4.8 million loan under the Payroll Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In connection with the acquisition of JP3 in May 2020, the Company assumed a PPP loan of $0.9 million obtained by JP3 in April 2020. The PPP loans have a fixed interest rate of 1% and have a two-year term, maturing in 2022. No payments of principal or interest were required during the year ended December 31, 2020, or the six months ended June 30, 2021.

A portion of the loans may be eligible for forgiveness by the SBA depending on the extent of proceeds used for payroll costs and other designated expenses incurred for up to 24 weeks following loan origination, subject to adjustments for headcount reductions and compensation limits and provided that at least 60% of the eligible costs incurred are used for payroll. Receipt of these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations of the Company. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. During the second quarter, the Company applied for forgiveness on the PPP loans. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for the loans and qualifying for the forgiveness of such loans based on our past and future adherence to the forgiveness criteria. The PPP loans are subject to any new guidance and new requirements released by the Department of the Treasury, which initially indicated that all companies that have received funds in excess of $2.0 million will be subject to audit by the SBA to further ensure PPP loans are limited to eligible borrowers in need.

In June 2021, the Company received notice from the SBA that the JP3 PPP loan and accrued interest was fully forgiven. During the second quarter, the Company recorded $0.9 million in other income on the consolidated statement of operations. The Company has submitted to the SBA for partial forgiveness on the Flotek PPP loan but as of the date of this filing, no conclusion has been reached. The Flotek PPP loan is classified as current portion of long term debt as of June 30, 2021 on the consolidated balance sheet.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt, including current portion, is as follows (in thousands):

	June 30, 2021	December 31, 2020
Long-term debt
Flotek PPP loan	$—	$4,788
JP3 PPP loan	—	877
Total	—	5,665
Less current maturities	—	(4,048)
Total long-term debt, net of current portion	$—	$1,617

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these accounts. The PPP loan for Flotek approximate fair value due to maturity in less than fifteen months.
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				Balance at June 30,				Balance at December 31,
	Level 1	Level 2	Level 3	2021	Level 1	Level 2	Level 3	2020
Contingent consideration	$—	$—	$1,115	$1,115	$—	$—	$1,416	$1,416
At June 30, 2021, and December 31, 2020, the estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, was recorded as a contingent liability. The estimated fair value of the earn-out provision at the end of each period was valued using the Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the periods ending June 30, 2021 and December 31, 2020.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
In conjunction with the May 2020 acquisition of JP3, the Company recorded contingent consideration of $1.2 million. Management inputs used in the fair value measurement were classified as Level 3. During 2020, the first stock performance target for the contingent consideration was achieved and settled. The Company estimated the fair value of the remaining stock performance earn-out provision at June 30, 2021, and decreased the estimated fair value of the contingent liability to $1.1 million. The Company records changes in the fair value of the contingent consideration and achievement of performance targets in operating expenses.
The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance - beginning of period	$1,081	$—	$1,416	$—
Additions / issuances	—	1,200	—	1,200
Change in fair value	34	—	(301)	—
Transfer out of Level 3	—	—	—	—
Balance - end of period	$1,115	$1,200	$1,115	$1,200
Note 12 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.3)	0.4	(0.2)	—
Non-U.S. income taxed at different rates	(0.1)	0.9	0.3	0.2
Increase (reduction) in tax benefit related to stock-based awards	2.2	0.9	1.2	(0.1)
Non-deductible expenses	3.6	0.7	1.1	—
Research and development credit	—	0.1	—	—
Increase in valuation allowance	(26.5)	(23.7)	(23.6)	(16.0)
Effect of tax rate differences of NOL carryback	—	—	—	2.6
Effective income tax rate	(0.1)%	0.3%	(0.2)%	7.7%

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
The Company’s balance sheet at June 30, 2021 included an accrued liability of $9.4 million as it did not make any payments for, or purchases of, terpene during the first and second quarters of 2021. The Company expects that settlement of the accrued liability, if any, will be determined through the litigation disclosed in the “Litigation” section of this Note.
Indemnification
The Company agreed to provide indemnification to National Oilwell DHT, L.P. for certain intellectual property-related claims in connection with sale of its Teledrift business unit in 2017. The total expenses in this matter are estimated at a range of $0.2 million to $0.5 million as of June 30, 2021.
Concentrations and Credit Risk
The majority of the Company’s revenue is derived from its CT segment, which consists predominantly of customers within the oil and gas industry and the surface cleaner and disinfectant industry. Customers within the oil and gas industry include oilfield services companies, integrated oil and natural gas companies, independent oil and natural gas companies, and state-owned national oil companies. Customers within the surface cleaner and disinfectant industry typically include industrial and consumer markets, including hospitals, travel and hospitality, food services, e-commerce and retail, sports and entertainment. The concentration in the oil and gas industry increases credit and business risk. See Note 18, “Business Segment, Geographic and Major Customer Information,” for concentration of segment revenue from major customers.
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
During the first quarter 2021, the Company identified 0.6 million shares that were improperly included in the December 31, 2020 issued share count, and the Company adjusted the issued share count presented on the statement of stockholders’ equity. This adjustment was not material to the December 31, 2020 consolidated financial statements or basic and diluted earnings per share.

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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2021 and 2020, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods.
Note 16 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2021	2020
Supplemental cash payment information:
Interest paid	$11	$20
Income taxes (received, net of payments) paid	(351)	149

Supplemental non-cash activities:
Employee retention credit	$1,164	$—
JP3 PPP loan forgiveness	881	—

Supplemental non-cash investing and financing activities:
Equity issued - acquisition of JP3	$—	$8,538

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
During first quarter of 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of June 30, 2021 and December 31, 2020, the receivable from Mr. Chisholm was $1.4 million, which equaled the payable to the IRS and netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.

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

Chemistry Technologies. The CT segment includes green specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies and performance throughout the life cycle of their wells, helping customers improve their ESG and operational goals. The Company designs, develops, manufactures, packages, distributes, delivers and markets optimized fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation and stimulation activities designed to maximize recovery in both new and mature fields, as well as to reduce health and environmental risk by utilization of greener chemicals. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.

In 2020, the Company leveraged historical expertise, existing infrastructure, personnel, supply chain, research and resident consumer market experience to address the emerging demand for disinfectants, surface cleaners, degreasers and solvents for industrial, commercial and consumer use. The Company produces Food and Drug Administration and Environmental Protection Agency compliant products its ISO 9001:2015 certified facility in Marlow, Oklahoma. Today the Company has a portfolio of specialty chemical products to address the long-term challenges in the janitorial and sanitization (JanSan), food service and adjacent markets.

Data Analytics. The DA segment, created in the second quarter of 2020 in conjunction with the acquisition of JP3 on May 18, 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable information on the composition and properties of energy customers’ hydrocarbon fluids. The real-time information on hydrocarbon composition and properties helps customers generate additional profits by enhancing their operations including crude/condensates stabilization, blending, optimization of transmix, increasing efficiencies of gas processing plants, ensuring product quality while enabling automation of fluid handling and reducing losses through give-aways (i.e., that portion of a product of higher value than what is specified). The customers of the DA segment span across the entire oil and gas market, from upstream production to midstream facilities to refineries and distribution networks.
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended June 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2021
Net revenue from external customers	$7,688	$1,477	$—	$9,165
Loss from operations, including impairment	(3,819)	(773)	(2,869)	(7,461)
Depreciation and amortization	233	20	—	253
Additions to long-lived assets	13	—	—	13

2020
Net revenue from external customers	$7,962	$918	$—	$8,880
Loss from operations, including impairment	(3,596)	(1,151)	(5,484)	(10,231)
Depreciation and amortization	246	131	91	468
Additions to long-lived assets	—	—	—	—
(1) The Company formed the Data Analytics segment in the second quarter of 2020 upon acquiring JP3.

For the six months ended June 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2021
Net revenue from external customers	$17,990	$2,945	$—	$20,935
Loss from operations, including impairment	(7,407)	(1,067)	(7,230)	$(15,704)
Depreciation and amortization	524	35	1	$560
Additions to long-lived assets	31	—	—	$31

2020
Net revenue from external customers	$27,378	$918	$—	$28,296
Loss from operations, including impairment	(66,257)	(1,151)	(12,908)	(80,316)
Depreciation and amortization	2,056	131	472	2,659
Additions to long-lived assets	42	—	—	42
(1) The Company formed the Data Analytics segment in the second quarter of 2020 upon acquiring JP3.

Assets of the Company by reportable segments are as follows (in thousands):

	June 30, 2021	December 31, 2020
Chemistry Technologies	$41,950	$43,346
Data Analytics	5,154	13,201
Corporate and Other	24,314	29,663
Total assets	$71,418	$86,210

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
U.S.	$6,869	$6,936	$16,530	$22,711
UAE	1,319	847	2,422	2,308
Other countries	977	1,097	1,983	3,277
Total revenue	$9,165	$8,880	$20,935	$28,296
Long-lived assets held in countries other than the U.S.are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

For the three months ended June 30,	Chemistry Technologies	% of Total Revenue	Data Analytics	% of Total Revenue
2021
Customer C	$1,038	11.3%	*	*
Customer D	1,810	19.8%	*	*

2020
Customer A	$2,004	22.6%	* (1)	* (1)
Customer B	1,246	14.0%	* (1)	* (1)

For the six months ended June 30,	Chemistry Technologies	% of Total Revenue	Data Analytics	% of Total Revenue
2021
Customer C	$4,067	19.4%	*	*
Customer D	4,660	22.3%	*	*

2020
Customer C	$8,324	29.4%	* (1)	* (1)
Customer A	3,536	12.5%	* (1)	* (1)
Customer D	3,485	12.3%	* (1)	* (1)
* This customer did not account for more than 10% of revenue during this period.
*(1) Not applicable, as the Company did not form the Data Analytics segment until May 2020 upon acquiring JP3.
Note 19 — Subsequent Events
On July 27, 2021, the Company entered into a long-term rental agreement with Resolute Oil to leverage capabilities and facilities to drive growth in adjacent green chemistry markets. The agreement includes options to renew until 2036.

Through the agreement, Resolute Oil will fully utilize the Company’s entire 15-acre campus, including the 38,000 square foot chemical blending facility, based in Waller, TX, to manufacture United States Pharmacopeia-National Formulary (USP-NF)-grade white mineral oil distributed globally to customers in the agricultural, energy, food & beverage, cosmetic, and personal care markets.

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

Flotek Industries, Inc. (“Flotek” or the “Company”) creates solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data company, Flotek helps customers across industrial, commercial, and consumer markets improve their Environmental, Social, and Governance (ESG) performance. The Company serves specialty chemistry needs that span from downstream, midstream and upstream, both domestic and international, energy markets to applications of U.S. manufactured surface cleaners, disinfectants for industrial, commercial and consumer use.
The Company’s CT segment develops, manufactures, packages, distributes, delivers, and markets green, specialty chemicals that help their customers meet their ESG and operational goals, enhancing the profitability of hydrocarbon producers and supplying professional chemistries that cleans surfaces in both commercial and personal settings to help reduce the spread of bacteria, viruses and germs.

The Company’s DA segment enables users to maximize the value of their hydrocarbon associated processes by providing real-time data and analytics associated with the streams in seconds rather than minutes or days. These real-time data and analytics prevents waste, reduces reprocessing, and allows users to pursue automation of their hydrocarbon streams to maximize their profitability, thereby improving ESG performance. During the second quarter of 2020, the Company acquired 100% ownership of JP3 in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, delivers increased profitability for its customers. In conjunction with the acquisition of JP3, the Company created the DA segment.
The Company was impacted as a result of the outbreak of COVID-19 that spread throughout the U.S. and the world during 2020, with effects continuing into 2021. For a discussion of the impacts of COVID-19, see “COVID-19 Effects and Actions” and “Outlook” in this Quarterly Report.

Company Overview
The Company has two operating segments, CT and DA, which are both supported by the Company’s continuing Research & Innovation (“R&I”) advanced laboratory capabilities.
Chemistry Technologies
The Company’s CT segment includes energy-focused products and services comprised of proprietary green chemistries, specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies and performance throughout life cycle their wells, helping customers improve their ESG and operational goals. The Company designs, develops, manufactures, packages, distributes, delivers and markets optimized fluid systems, including specialty and conventional chemistries, for use in oil and gas well drilling, cementing, completion, remediation and stimulation activities designed to maximize recovery in both new and mature fields, as well as to reduce health and environmental risk by using greener chemicals.
Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies and international supply chain management companies.
In 2020, the Company leveraged historical expertise, existing infrastructure, personnel, supply chain, research and resident consumer market experience to address the emerging demand for disinfectants, surface cleaners, degreasers and solvents for both commercial and personal use. The Company produces FDA and EPA compliant products by completing all necessary upgrades to its already ISO 9001:2015 certified facility in Marlow, Oklahoma. Today, the Company has a portfolio of specialty green chemical products designed to address the long-term challenges in the janitorial and sanitization (JanSan), food service and adjacent markets. The Company has made a commitment of being in this market for the long-term.

Data Analytics
The DA segment, created in conjunction with the acquisition of JP3 in May 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable real time information on the composition and properties for customers' oil, natural gas and refined products. The DA segment is transitioning to a recurring revenue subscription model of selling its application packages while continuing to sell its line of Verax analyzers, deployed in the field across the oil and gas sector.

The customers of the DA segment diversify the revenues of the Company and span across the entire oil and gas market, including upstream, midstream, refineries and distribution networks. The segment helps its customers generate additional profit by enhancing their operations including crude/condensates stabilization, blending, optimization of transmix, increasing efficiencies of gas plants, and ensuring product quality while enabling automation of fluid handling and reducing losses through give-aways (i.e., that portion of a product of higher value than what is specified) . While the DA segment was focused entirely on North American markets in the past, business development activities started in late third quarter 2020 in the international markets. This segment began preparing the Verax analyzers for international deployment including product design modifications, certifications and export controls.

Research & Innovation
R&I supports the acceleration of ESG solutions for both segments through green chemistry formulation, specialty chemical formulations, FDA and EPA regulatory guidance, technical support, basin and reservoir studies, data analytics and new technology projects. The purpose of R&I is to supply the Company’s segments with enhanced products and services that generate current and future revenues, while advising Company management on opportunities concerning technology, environmental and industry trends. The R&I facilities support advances in chemistry performance, detection, optimization and manufacturing.
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
The Company’s CT segment is energy-focused with product lines comprised of specialty chemistries, logistics and technology services. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent exploration and production companies, national and state-owned oil companies, and international supply chain management companies. Due to customer activity levels in this industry, the Company experienced materially reduced revenues and cash flows during 2020, which continued for the first half of 2021.
Outside the oil and gas sector, the COVID-19 pandemic increased demand for certain specialty chemicals, particularly surface cleaners and disinfectants. In 2020, the Company launched a diversified line of FDA and EPA-compliant disinfectants, surface cleaners, degreasers and solvents for industrial, commercial and consumer use. These products build on the Company’s historical expertise in chemistry and leverage its infrastructure, personnel, competencies, supply chain, research and historic consumer market experience. The continued impact of COVID-19 and subsequent modification of social behavior in regard to the heightened attention to hygiene and sanitation provide a sustainable yet challenging market to expand the Company’s portfolio.
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
In response to market conditions and the anticipating ongoing volatility, the Company reduced its cost structure in 2020 to meet anticipated market activity and reduce the Company’s break-even level. In the second half of 2020 the Company recorded additional impairment charges of goodwill and intangible assets as well as an increase to the provision of excess and obsolete inventory.
Outlook
The COVID-19 pandemic negatively impacted the U.S. and global economy, disrupted global supply chains and the domestic and international oil and gas markets, and increased volatility in financial markets. While market prices for West Texas Intermediate and Brent crude oil rebounded from lows during the initial months of the pandemic in 2020 to exceed $50 per barrel during the first quarter of 2021 and $70 per barrel during the second quarter of 2021, many major integrated oil and gas companies and independent oil and gas companies have kept their 2021 budgets generally unchanged, though such budgets may change if crude oil prices increase. Uncertainty exists about the extent and the duration of the resulting industry contraction and consolidation. In addition, the oilfield services industry remains over supplied and the timing of returns to pre-pandemic pricing levels remains uncertain. While uncertainty remains around the extent and duration of the pandemic, there are positive indicators that the U.S. economy is recovering, including improvements in oil and gas demand, rising COVID-19 vaccination levels, and resumption of travel and business activities.
ESG solutions continue to be a focus for the Company as the energy industry is seeking to accelerate their focus on cleaner energy and sustainability. The impact of the actions of the new presidential administration and Congress on the economy and financial markets is uncertain in the current year and longer term. During his first months in office, the President signed many executive orders, including ones with implications for stakeholders in the energy industry, such as canceling the Keystone XL Pipeline and another for the U.S. to rejoin the Paris Agreement on climate change. The U.S. Department of Interior (“DOI”) issued an order in January, placing a 60-day freeze on agency permit approvals and pausing federal oil and gas leasing for a review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters. In March 2021, the DOI allowed the suspension to expire. In addition, the President announced proposed plans to raise the corporate tax rate to help finance his proposed infrastructure plan. These and other potential actions by the new administration could have negative and/or positive impacts on the Company’s business and customers.
Amid the current environment with increased business commitments related to ESG, the Company’s products and services offer a significant benefit to businesses seeking to improve their ESG performance, including improving the safety, reliability and efficiency of their operations. The Company offers sustainable chemistry solutions, tailoring product selection to enable operational efficiencies, improve water management and reduce greenhouse gas emissions for its customers in the exploration and production sector of the oil and gas industry. Further, the Company’s patented line of Complex nano-Fluid® (also known as CnF®) products are formulated with highly effective, plant-based solvents offering safer, renewable and sustainable alternatives to toxic BTEX-based (benzene, toluene, ethylbenzene and xylene) chemicals. Additionally, the Company’s real-time sensor technology helps to enable process and operational efficiencies, minimize waste and processing and reduce emissions.
The Company believes that an increase in the adoption of green specialty chemicals could benefit our business and reduce the impact of the slow recovery from the 2020 lows in drilling and completions activity. The key sales focus of the Company is growing market share by improving returns for current customers, rebuilding relationships with past customers and identifying new customers that could benefit from collaborative and innovative chemistry solutions. Additionally, the Company is focused on optimizing total cost of recovery per barrel of oil, reducing both financial cost and environmental risk associated with operations.
The disinfectants and surface cleaners industry is expanding, associated with the continued impact of the COVID-19 pandemic and the need for individuals, businesses, schools and governments to minimize the spread of the coronavirus, as well preparing for emerging variants. Industry growth is also anticipated due to the modification of social behaviors in regard to the heightened attention to hygiene and sanitation. In 2020, the Company launched a diversified line of EPA and FDA-compliant disinfectants, surface cleaners, degreasers and solvents for industrial, commercial and consumer use. The Company believes this market provides an opportunity to expand the Company’s portfolio of chemistry products to meet the growing demand. The use of data and analytics is a growing trend in all industries where technology is used to analyze large datasets of operational information to improve performance, as well as predictive maintenance, advanced safety measures and reduced environmental impact of operations. The Company believes that data and analytics is an area for growth. Hence, in 2020, the Company acquired JP3 and formed the DA segment. Prior to and throughout the majority of 2020, the DA segment focused sales solely on North American markets; however, the segment is preparing for international deployments, including export control investigations, certifications and product design modifications to meet the demands of overseas installations.
The Company continues to develop technologies to ensure its ability to provide differentiated products and services to its customers. The Company remains focused on partnering closely with its customers to create and implement specialty chemical products and compositional analyzers. Differentiated products and services are the result of the deployment of the organization’s technical capabilities and expertise in alignment with customer success. The Company believes the pursuit of new solutions to help make its customers successful will continue to position Flotek as a leader in advanced chemicals and technology.
The Company’s emphasis in 2021 is executing the plan established by the executive team to recover from the varied impacts of COVID-19 and grow the Company’s businesses. The CT segment is focused on marketing our products and services to new and existing customers, while expanding the disinfectants, surface cleaners, degreasers and solvents product line. The DA segment is enhancing its product offerings and customer service while accelerating the business development and sales effort in both the domestic and international markets. The Company does not anticipate a material increase in our maintenance capital spending year-over-year. In 2021, the Company is enhancing its focus on ESG and the responsible management of products and services through our Quality Assurance and Quality Control Program and Chemical Spill Prevention Program, adhering to ISO 9001:2015 standards.

Consolidated Results of Operations (in thousands):
Consolidated Results of Operations: Three and Six Months Ended June 30, 2021, Compared to the Three and Six Months Ended June 30, 2020

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$9,165	$8,880	$20,935	$28,296
Operating expenses (excluding depreciation and amortization)	12,110	11,632	25,911	34,473
Operating expenses %	132.1%	131.0%	123.8%	121.8%
Corporate general and administrative costs	2,868	5,395	7,229	9,888
Corporate general and administrative %	31.3%	60.8%	34.5%	34.9%
Depreciation and amortization	253	468	560	2,659
Research and development	1,466	1,638	3,008	4,193
Gain on disposal of long-lived assets	(71)	(22)	(69)	(55)
Impairment of fixed assets and long-lived assets	—	—	—	57,454
Loss from operations	(7,461)	(10,231)	(15,704)	(80,316)
Operating margin %	(81.4)%	(115.2)%	(75.0)%	(283.8)%
PPP forgiveness	881	—	881	—
Gain on lease termination	—	576	—	576
Interest and other income (expense), net	55	62	4	11
Loss before income taxes	(6,525)	(9,593)	(14,819)	(79,729)
Income tax (expense) benefit	(21)	32	(27)	6,201
Net loss	$(6,546)	$(9,561)	$(14,846)	$(73,528)
Net loss % for continuing operations	(71.4)%	(107.7)%	(70.9)%	(259.9)%

Consolidated revenue for the three months ended June 30, 2021, increased $0.3 million, or 3.2%, primarily due to the acquisition of JP3 in mid-May of the second quarter of 2020, which was partially offset by the loss of two major energy customers that were purchased by non-customers during the second quarter of 2021. Consolidated revenue for the six months ended, June 30, 2021, decreased $7.4 million, or 26.0%, versus the same period of 2020. First half 2020 revenues experienced less COVID-19 impact than first half 2021 results. Second quarter 2021 experienced a loss of revenue in the CT segment associated with two major customers changing ownership during the quarter, partially offset by full-quarter revenue in the second quarter 2021 for JP3.

Consolidated operating expenses (excluding depreciation and amortization) for the three months ended June 30, 2021, increased $0.5 million, or 4.1%, versus the same period of 2020, and as a percentage of revenue, remained flat. The increase was primarily due to an unfavorable product mix in the second quarter of 2021 versus second quarter of 2020. Consolidated operating expenses (excluding depreciation and amortization) for the six months ended June 30, 2021 decreased $8.6 million, or 24.8% versus the same period of 2020, and 2.0% as a percentage of revenue. The decrease in operating expenses for the first half of 2021 resulted from reduced cost of sales due to lower sales activity during 2021 compared to 2020 associated with COVID-19 impacts and related declines in activity. The Company’s operating expenses benefited from actions taken in 2020. Actions taken to reduce operating expenses include reducing the Company’s facility footprint and improving operational efficiencies. These reduced costs were partially offset by new operating expenses for the DA segment acquired in the second quarter of 2020.

Corporate general and administrative (“CG&A”) expenses are those expenses not directly attributable to products sold or services provided. CG&A costs for the three and six months ended June 30, 2021, decreased $2.5 million, or 46.8%, and $2.7 million, or 26.9% versus the same period of 2020. CG&A costs declined as a result of lower compensation costs following a reduction in force, a one-time employee retention credit related to the CARES Act and a reduction in professional fees.
Depreciation and amortization expense decreased $0.2 million, or 45.9% and $2.1 million, or 78.9% for the three and six months ended June 30, 2021, versus the same period of 2020, primarily due to impairments of fixed and long-lived assets recorded in the first quarter of 2020.

Research and development costs decreased $0.2 million, or 10.5% and $1.1 million, or 28.3% for the three and six months ended June 30, 2021, versus the same period of 2020 due to lower personnel costs as a result of our reduction in workforce during the first quarter 2020.
Impairment of fixed and long-lived assets decreased due to the first quarter 2020 write-down of $54.7 million in the CT segment and a corporate-level write-down of $2.8 million. See Note 8, “Impairment of Fixed and Long-lived Assets, in Item 1, Financial Statements, of this Quarterly Report.” No impairments of fixed and long-lived assets occurred in the first half of 2021.
Loss from operations decreased $2.8 million, or 27.1%, for the three months ended June 30, 2021 and $64.6 million, or 80.4% for the six months ended June 30, 2021, versus the same period in 2020. The loss from operations improvement is primarily a result of the $57.5 million impairment of fixed and long-lived assets in the first quarter of 2020 and no impairments in the first half of 2021. Additionally, the decrease in loss from operations is attributable to the forgiveness of the JP3 PPP loan for $0.8 million and a one-time employee retention credit to the CARES Act of $1.9 million, both recorded in the second quarter of 2021.
The Company’s income tax expense for the second quarter of 2021 and 2020 was minimal. The Company recorded an income tax benefit of $6.2 million for the first quarter of 2020, primarily as a result of the extended net operating loss carryback provisions included in the CARES Act initially recorded in the first quarter 2020.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations: Three and Six Months Ended June 30, 2021, Compared to the Three and Six Months Ended June 30, 2020

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$7,688	$7,962	$17,990	$27,378
Loss from operations	(3,819)	(3,596)	(7,407)	(66,257)
CT revenue for the three and six months ended June 30, 2021, decreased $0.3 million, or 3.4% and $9.4 million, or 34.3%, respectively, versus the same periods of 2020. The decrease in revenue during the second quarter of 2021 compared to the second quarter of 2020 was driven by impacts from both the supply and the demand side. The COVID-19 pandemic negatively impacted economic activity and reduced global demand for oil and gas, a key sector of our customer base. The Company’s domestic and international revenue for the first half of 2021 decreased as demand from major customers and smaller operators has not returned to the pre-pandemic levels of first quarter 2020. In addition, revenue from two major customers was lost as a result of market consolidation in the Permian basin. CT also granted price concessions due to maintain and obtain market share.
Loss from operations for the CT segment for the three and six months ended June 30, 2021, increased $0.2 million, or 6.2%, and decreased $58.9 million, or 88.8%, respectively versus the same period of 2020. The increase in loss from operations is due to lower revenue and significantly lower expenses, primarily the result of no impairments in the first half of 2021 versus impairment charges of fixed and long-lived assets of $57.5 million in the same period of 2020. Additionally, unfavorable product mix contributed to the increased loss from operations as compared to 2021. Secondly, expenses decreased due to the first quarter of 2020 including a $2.3 million terpene purchase commitment loss with no comparable activity in 2021. Personnel costs declined period over period by $1.0 million, which included first quarter 2020 severance costs of $0.6 million for reduction in force actions. Office costs and equipment and facilities costs decreased a combined $0.6 million period over period from the consolidation of the Company’s physical facilities and equipment rentals to align with activity.

Data Analytics Results of Operations: Three and Six Months ended June 30, 2021 and May 18 -June 30, 2020

	Three months ended June 30,	Period May 18- June 30,	Six months ended June 30,	Period May 18- June 30,
	2021	2020	2021	2020
Revenue	1,477	918	$2,945	$918
Loss from operations	(773)	(1,151)	(1,067)	(1,151)

On May 18, 2020, the Company purchased JP3 and formed the DA segment. Segment revenue for the second quarter of 2021 was $1.5 million, which remained flat from the first quarter 2021.
Critical Accounting Policies and Estimates
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies, including goodwill and other intangible assets. There have been no significant changes in the Company’s critical accounting policies and estimates during the six months ended June 30, 2021.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2, “Recent Accounting Pronouncements,” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the need to acquire and maintain equipment and fund working capital requirements. During the first six months of 2021, the Company funded capital requirements primarily with cash on hand.
As of June 30, 2021, the Company had available cash and cash equivalents of $27.8 million, as compared to $38.7 million at December 31, 2020. The Company recorded an operating loss for the six months ended June 30, 2021 and recorded $11.2 million of net cash used for operating activities and $0.3 million of net cash used for financing activities. Cash used in investing activities was minimal.
Liquidity
The effects of the COVID-19 pandemic and the volatility in oil prices during 2020 and the first half of 2021 materially and adversely affected, and may continue to materially and adversely affect, the demand for oil and natural gas as well as for our services and products. While the full impact and duration of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. See “COVID-19 Effects and Actions” for developments and possible effects.
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
•Reducing professional advisory fees and headcount; and
•Raising equity either in the public markets or via a private placement offering.
However, with respect to anticipated transactions, there can be no assurance that such matters can be implemented on acceptable terms. For a further discussion of the risks surrounding the Company’s access to capital, please see Item 1A, “Risk Factors” in the Company’s Annual Report.
The Company expects capital spending to be less than $1.0 million in 2021.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(11,242)	$(29,216)
Net cash provided (used in) by investing activities	43	(16,424)
Net cash (used in) provided by financing activities	(273)	5,023
Effect of changes in exchange rates on cash and cash equivalents	(31)	(31)
Net change in cash, cash equivalents and restricted cash	$(11,503)	$(40,648)
Operating Activities
Net cash used in operating activities was $11.2 million and $29.2 million during the six months ended June 30, 2021 and 2020, respectively. Consolidated net loss for the six months ended June 30, 2021 and 2020, totaled $6.5 million and $73.5 million, respectively.
During the six months ended June 30, 2021, non-cash adjustments to net income totaled $1.8 million as compared to $62.1 million for the same period of 2020.
•For the six months ended June 30,2021, non-cash charges included $0.6 million for depreciation, which was lower than the six months ended June 30, 2020 due to asset impairments taken in 2020, and a $0.3 million charge related to the fair value of contingent consideration, stock based compensation of $1.8 million and JP3 PPP loan forgiveness of $0.9 million.
•For the six months ended June 30, 2020, contributory non-cash adjustments consisted primarily of $57.5 million of impairment charges, which included a $30.2 million impairment of fixed assets, $19.9 million impairment of intangible assets and $7.4 million of impairment of right-of-use assets. In addition, non-cash charges included $2.7 million for depreciation and amortization.
During the six months ended June 30, 2021, changes in working capital provided $1.8 million of cash as compared to using $17.8 million for the same period of 2020.
•For the six months ended June 2021, the cash provided by working capital primarily resulted from routine operations, including a reduction in accounts receivable of $2.0 million, partially offset by a decrease in accrued liabilities of $1.0 million.
•For the six months ended June 30, 2020, the use of cash in working capital primarily resulted from a reduction in accrued liabilities and accounts payable of $26.9 million, which included two one-time payments made: one payment of $15.8 million to amend a long-term supply agreement and one to pay $4.1 million for the final post-closing working capital adjustment related to the 2019 sale of the Company’s Consumer and Industrial Chemistry Technologies segment. Decreases in accounts receivable, inventories and other current assets provided cash of $15.4 million.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 was not material. Net cash used in investing activities was $16.4 million for the six months ended June 30, 2020. Cash used in investing activities included $26.3 million from purchase of JP3 offset by cash provided of $9.8 million due to the release of escrow amounts from the sales of Florida Chemical Company.
Financing Activities
Net cash used in financing activities was $0.3 million for the six months ended June 30, 2021, primarily for purchases of common stock related to tax withholding requirements. Net cash provided by financing activities was $5.0 million for the six months ended June 30, 2020, primarily from the proceeds received from the Paycheck Protection Program.
Off-Balance Sheet Arrangements

There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2021, the Company was not involved in any unconsolidated SPEs.

The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors other than the long term terpene agreement discussed in Note 13 in Part I, Item I – Financial Statements of this Quarterly Report.

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
The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Quarterly Report present fairly, in all material respects, the consolidated financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.
The Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the

Exchange Act as of June 30, 2021, and has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021, due to the material weaknesses in internal control over financial reporting described above.
Remediation Plan and Status
The Company has implemented a remediation plan to address the material weaknesses identified at December 31, 2020. Key elements of this ongoing plan include:
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
•Expanding monthly management review controls; and
•Enhancing existing control procedures around the quarterly going concern analysis process.
In 2021, the Company made a strategic decision to bring internal audit in-house and hired a director of internal audit to manage internal controls and the remediation plan. Through a structured process of testing and monitoring elements of the remediation plan, we expect the identified material weaknesses to be fully remediated by the end of 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended June 30, 2021, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2021 to April 30, 2021	56,219	$1.75
May 1, 2021 to May 31, 2021	—	—
June 1, 2021 to June 30, 2021	—	—
Total	56,219
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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on March 16, 2021).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
10.1		Flotek Industries, Inc. 2018 Long-Term Incentive Plan (incorporated by reference in Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2021)
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101	*	The following financial information from Flotek Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2021 and 2020, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (v) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed herewith.
**	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

1		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. GIBSON, JR.
John W. Gibson, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	August 9, 2021

FLOTEK INDUSTRIES, INC.

By:	/s/ MICHAEL E. BORTON
Michael E. Borton
Chief Financial Officer

Date:	August 9, 2021