Form 10-Q
period 2021-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2021-11-09
CIK 928054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2021, there were 79,617,743 outstanding shares of Flotek Industries, Inc. common stock, $0.0001 par value.

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
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, financial condition, future operating results and liquidity, including but not limited to the impact of the COVID-19 pandemic, pending litigation, commodity prices and other circumstances. These forward-looking statements generally are identified by words including but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could,” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated, or implied.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,527	$38,660
Restricted cash	40	664
Accounts receivable, net of allowance for doubtful accounts of $743 and $1,316 at September 30, 2021 and December 31, 2020, respectively	11,560	11,764
Inventories, net	8,818	11,837
Income taxes receivable	55	403
Other current assets	4,811	3,127
Assets held for sale	545	—
Total current assets	46,356	66,455
Property and equipment, net	7,769	9,087
Operating lease right-of-use assets	2,099	2,320
Goodwill	8,092	8,092
Deferred tax assets, net	209	223
Other long-term assets	29	33
TOTAL ASSETS	$64,554	$86,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,224	$5,787
Accrued liabilities	10,465	18,275
Income taxes payable	38	21
Interest payable	70	34
Current portion of operating lease liabilities	586	636
Current portion of finance lease liabilities	48	60
Current portion of long-term debt	1,336	4,048
Total current liabilities	17,767	28,861
Deferred revenue, long-term	100	117
Long-term operating lease liabilities	7,888	8,348
Long-term finance lease liabilities	64	96
Long-term debt	3,452	1,617
TOTAL LIABILITIES	29,271	39,039
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 140,000,000 shares authorized; 79,610,243 shares issued and 69,316,933 shares outstanding at September 30, 2021; 78,669,414 shares issued and 73,088,494 shares outstanding at December 31, 2020	8	8
Additional paid-in capital	362,174	359,721
Accumulated other comprehensive income (loss)	51	(19)
Accumulated deficit	(293,025)	(278,688)
Treasury stock, at cost; 5,648,721 and 5,580,920 shares at September 30, 2021 and December 31, 2020, respectively	(33,925)	(33,851)
Total stockholders’ equity	35,283	47,171
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,554	$86,210
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Revenue from external customers	$8,847	$12,739	$29,782	$41,035
Revenue from related party	1,332	—	1,332	—
Total revenues	10,179	12,739	31,114	41,035
Costs and expenses:
Operating expenses (excluding depreciation and amortization)	5,418	29,466	31,330	63,939
Corporate general and administrative	2,696	2,679	9,925	12,568
Depreciation and amortization	233	518	793	3,177
Research and development	1,186	1,480	4,194	5,673
Loss (Gain) on disposal of long-lived assets	14	(37)	(55)	(92)
Impairment of goodwill	—	11,706	—	11,706
Impairment of fixed, long-lived and intangible assets	—	12,521	—	69,975
Total costs and expenses	9,547	58,333	46,187	166,946
Income (loss) from operations	632	(45,594)	(15,073)	(125,911)
Other (expense) income:
Paycheck protection plan loan forgiveness	—	—	881	—
Gain on lease termination	—	—	—	576
Interest expense	(18)	(19)	(53)	(40)
Other (expense) income, net	(102)	291	(62)	322
Total other (expense) income, net	(120)	272	766	858
Income (loss) before income taxes	512	(45,322)	(14,307)	(125,053)
Income tax (expense) benefit	(3)	81	(30)	6,282
Net income (loss)	$509	$(45,241)	$(14,337)	$(118,771)

Income (loss) per common share:
Basic	$0.01	$(0.66)	$(0.21)	$(1.75)
Diluted	$0.01	$(0.66)	$(0.21)	$(1.75)

Weighted average common shares:
Weighted average common shares used in computing basic income (loss) per common share	69,324	68,217	68,665	68,063
Weighted average common shares used in computing diluted income (loss) per common share	70,176	68,217	68,665	68,063

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$509	$(45,241)	$(14,337)	$(118,771)
Other comprehensive income (loss):
Foreign currency translation adjustment	38	(40)	70	(168)
Comprehensive Income (loss)	$547	$(45,281)	$(14,267)	$(118,939)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,337)	$(118,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(701)	3,200
Depreciation and amortization	793	3,177
Provision for doubtful accounts	(42)	494
Inventory purchase commitment settlement	(7,633)
Provision for excess and obsolete inventory	687	10,465
Impairment of goodwill	—	11,706
Impairment of right-of-use assets	—	7,434
Impairment of fixed assets	—	30,178
Impairment of intangible assets	—	32,363
Gain on sale of assets	(55)	(668)
Non-cash lease expense	221	299
Stock compensation expense	2,710	2,208
Deferred income tax provision (benefit)	13	(199)
Paycheck protection plan loan forgiveness	(881)	—
Changes in current assets and liabilities:
Accounts receivable, net	111	4,714
Inventories, net	2,330	3,186
Income taxes receivable	405	(140)
Other current assets	(2,237)	823
Other long-term assets	541	(16)
Accounts payable	(604)	(11,906)
Accrued liabilities	414	(17,689)
Income taxes payable	(53)	25
Interest payable	36	22
Net cash used in operating activities	(18,282)	(39,095)
Cash flows from investing activities:
Capital expenditures	(31)	(836)
Proceeds from sale of business	—	9,907
Proceeds from sale of assets	74	86
Purchase of JP3, net of cash acquired	—	(26,284)
Abandonment of patents and other intangible assets	—	(8)
Net cash provided by (used in) investing activities	43	(17,135)
Cash flows from financing activities:
Proceeds from paycheck protection plan loan	—	4,788
Payments to tax authorities for shares withheld from employees	(161)	(123)
(Payments) proceeds from issuance of stock	(246)	416
Payments for finance leases	(44)	(152)
Net cash (used in) provided by financing activities	(451)	4,929
Effect of changes in exchange rates on cash and cash equivalents	(67)	(80)
Net change in cash, cash equivalents and restricted cash	(18,757)	(51,381)
Cash and cash equivalents at the beginning of period	38,660	100,575
Restricted cash at the beginning of period	664	663
Cash and cash equivalents and restricted cash at beginning of period	39,324	101,238
Cash and cash equivalents at end of period	20,527	49,193
Restricted cash at the end of period	40	664
Cash, cash equivalents and restricted cash at end of period	$20,567	$49,857
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three Months Ended September 30, 2021 and 2020
(In thousands of U.S. dollars and shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2021	79,607	$8	5,628	$(34,017)	$361,424	$13	$(293,534)	$33,894
Net income	—	—	—	—	—	—	509	509
Foreign currency translation adjustment	—	—	—	—	—	38	—	38
Stock issued under employee stock purchase plan	—	—	(28)	20	(89)	—	—	(69)
Restricted stock granted	9	—	—	—	—	—	—	—
Restricted stock forfeited	(6)		4	8	3	—	—	11
Stock compensation expense	—	—	—	—	961	—	—	961
Shares withheld to cover taxes	—	—	45	64	(125)	—	—	(61)
Balance, September 30, 2021	79,610	$8	5,649	$(33,925)	$362,174	$51	$(293,025)	$35,283
(1) See Note 12, “Stockholders’ Equity” for further discussion.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2020	77,626	$7	4,459	$(33,566)	$357,981	$51	$(215,767)	$108,706
Net loss	—	—	—	—	—	—	(45,241)	(45,241)
Foreign currency translation adjustment	—	—	—	—	—	(40)	—	(40)
Stock issued under employee stock purchase plan	—	—	(25)	—	58	—	—	58
Restricted stock granted	346	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	179	—	—	—	—	—
Treasury stock purchased	—	—	36	(41)	—	—	—	(41)
Stock compensation expense	—	—	—	—	687	—	—	687
Balance, September 30, 2020	77,972	$7	4,649	$(33,607)	$358,726	$11	$(261,008)	$64,129

FLOTEK INDUSTRIES, INC.
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Nine Months Ended September 30, 2021 and 2020
(In thousands of U.S. dollars and shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2020	78,669	$8	5,581	$(33,851)	$359,721	$(19)	$(278,688)	$47,171
Net loss	—	—	—	—	—	—	(14,337)	(14,337)
Foreign currency translation adjustment	—	—	—	—	—	70	—	70
Stock issued under employee stock purchase plan	—	—	(112)	(110)	(136)	—	—	(246)
Restricted stock granted	1,694	—	—	—	—	—	—	—
Restricted stock forfeited	(140)		34	72	4	—	—	76
Stock compensation expense	—	—	—	—	2,710	—	—	2,710
Shares withheld to cover taxes	—	—	146	(36)	(125)	—	—	(161)
Other (1)	(613)	—	—			—	—	—
Balance, September 30, 2021	79,610	$8	5,649	$(33,925)	$362,174	$51	$(293,025)	$35,283
(1) See Note 12, “Stockholders’ Equity” for further discussion.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2019	63,657	$6	4,145	$(33,484)	$347,565	$179	$(142,237)	$172,029
Net loss	—	—	—	—	—	—	(118,771)	(118,771)
Foreign currency translation adjustment	—	—	—	—	—	(168)	—	(168)
Stock issued under employee stock purchase plan	—	—	(50)	—	78	—	—	78
Restricted stock granted	2,815	—	—	—	338	—	—	338
Restricted stock forfeited	—	—	457	—	—	—	—	—
Treasury stock purchased	—	—	97	(123)	—	—	—	(123)
Stock compensation expense	—	—	—	—	2,208	—	—	2,208
Stock issued in JP3 acquisition	11,500	1	—	—	8,537	—	—	8,538
Balance, September 30, 2020	77,972	$7	4,649	$(33,607)	$358,726	$11	$(261,008)	$64,129
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
The Company formed the DA segment during the second quarter of 2020, after acquiring JP3 Measurement, LLC (“JP3”). The Company’s two operating segments, CT and DA, are both supported by its continuing Research & Innovation advanced laboratory capabilities. For further discussion of our operations and segments, see Note 16, “Business Segment, Geographic and Major Customer Information.” For further discussion of the JP3 acquisition, see Note 3, “Business Acquisition.”
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
Sources and Uses of Liquidity
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s operating cash flows, the monetization of non-core assets, and the availability of and access to debt and equity financing. The Company has a history of losses and negative operating cash flows from operations and expects to utilize a significant amount of cash as we wrap up 2021 and begin 2022. While we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due, a slower than expected recovery of oil and gas markets, or reduced spending by our customers could have a negative impact on our liquidity.
Accordingly, while the Company believes that its existing cash will enable it to fund its operations and growth, the Company cannot guarantee the level of cash flows in the future. In the event that the Company’s existing cash on hand is not sufficient to fund operations, meet the Company’s capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position. Such actions may include, but are not limited to:
•Raising equity either in the public markets or via a private placement offering;
•Seeking Paycheck Protection Program (“PPP”) loan (“PPP loan”) forgiveness from the Small Business Administration;

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Entry into a borrowing facility with one or more lenders;
•Sale of excess inventory and/or raw materials;
•Operating lease transaction of facilities;
•Sale of non-core real estate properties;
•Sale-leaseback transactions of facilities;
•Sub-leasing certain facilities;
•Renegotiating current lease facility terms and conditions;
•Reducing executive salaries and/or board of directors’ fees, or making a portion of those fees or salaries in equity instead of cash; and
•Reducing professional advisory fees and headcount.
However, there can be no assurance that such matters can be implemented on acceptable terms or at all.
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
New Accounting Standards Issued But Not Adopted as of September 30, 2021
The FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This standard removes specific exceptions to the general principles in Topic 740. The pronouncement is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for public companies for periods in which financial statements have not yet been issued. The Company has evaluated the impact of this standard and determined that there is no impact on the consolidated financial statements and related disclosures.
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
Note 3 — Business Acquisition
During the second quarter of 2020, the Company acquired 100% ownership of JP3, a privately-held data and analytics technology company, in a cash-and-stock transaction. JP3’s real-time data platforms combine the energy industry’s only field-deployable, inline optical analyzer with proprietary cloud visualization and analytics, targeting an increase of processing efficiencies and valuation of natural gas, crude oil and refined fuels. The use of data and analytics is a growing trend in all industries where technology is used to analyze large datasets of operational information to improve performance, as well as predictive maintenance, advanced safety measures and reduced environmental impact of operations. The transaction was valued at approximately $36.6 million as of the transaction closing date, comprised of $25.0 million in cash, subject to certain adjustments and contingent consideration as described below, and 11.5 million shares in Flotek common stock with an estimated fair value of $8.5 million, net of a discount for marketability due to a lock-up period. The payment of $25.0 million was subject to certain purchase price adjustments, and the total non-equity consideration at closing was comprised of $25.0 million plus net working capital in excess of the target net working capital of $1.9 million. Additionally, the Company was

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
subject to contingent consideration with an estimated fair value of $1.2 million at acquisition date for two potential earn-out provisions totaling up to $5.0 million based on certain stock performance targets. The first and second earn-out provisions occur if the ten-day volume-weighted average share price equals or exceeds $2 per share and $3 per share, respectively, before May 18, 2025. See Note 9, “Fair Value Measurements,” for additional information on the current estimated fair value of the contingent consideration.

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
The majority of the products from the CT segment are sold at a point in time and service contracts are short-term in nature. The DA segment recognizes revenue for sales of equipment at the time of sale. Revenue related to service and support is recognized over time. The Company bills sales on a monthly basis with payment terms customarily 30-60 days for domestic and 90 days for international from invoice receipt. In addition, sales taxes are excluded from revenues.
Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales (point-in-time revenue recognition) or service revenue (over-time revenue recognition). Product sales accounted for over 90% of total revenue for the three and nine months ended September 30, 2021 and 2020.
Revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$9,494	$12,076	$29,017	$39,053
Services	685	663	2,097	1,982
	$10,179	$12,739	$31,114	$41,035
Arrangements with Multiple Performance Obligations
The CT and DA segments primarily sell chemicals and equipment recognized at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Additionally, both segments offer various services associated to products sold which includes field services, installation, maintenance, and other functions. Service revenue is recognized on an over time basis for CT as services are performed as the customer is simultaneously benefiting as the Company performs. For DA, services are recognized upon completion of commissioning and installation due to the short-term nature of the performance

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
obligation. DA has additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, DA may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Subscription-type arrangements were not a material revenue stream in the three and nine months September 30, 2021 and 2020.
During the third quarter 2021, we entered into a bill-and-hold contract, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products are shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three and nine months ended September 30, 2021, we recognized $1.3 million of revenue related to a bill-and-hold arrangement with a related party.
Contract Balances
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract liabilities associated with incomplete performance obligations are not material.
Note 5 — Inventories
Inventories are as follows (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$6,025	$7,190
Finished goods	13,451	15,705
Inventories	19,476	22,895
Less reserve for excess and obsolete inventory	(10,658)	(11,058)
Inventories, net	$8,818	$11,837

The provision recorded in the three and nine months ended September 30, 2021 were $0.1 million for the CT segment and nil for the DA segment and $0.5 million for the CT segment and $0.2 million of the DA segment, respectively. The provision recorded in the three and nine months ended September 30, 2020 were $5.9 million for the CT segment and $3.9 million for the DA segment and $2.0 million for the CT segment and $3.9 million for the DA segment, respectively. The decrease in excess and obsolescence during the nine months ended September 30, 2020 is attributable to the Company’s sales of excess and obsolescence inventory.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2021	December 31, 2020
Land	$1,986	$2,415
Land improvements	861	867
Buildings and leasehold improvements	6,364	6,364
Machinery and equipment	7,753	7,760
Furniture and fixtures	649	649
Transportation equipment	1,043	1,190
Computer equipment and software	1,222	1,296
Property and equipment	19,878	20,541
Less accumulated depreciation	(12,109)	(11,454)
Property and equipment, net	$7,769	$9,087
Depreciation expense totaled $0.2 million and $0.5 million for the three months ended September 30, 2021 and 2020, and $0.8 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 7 — Leases
In August 2021, the company entered into a five year triple net operating lease agreement to lease a warehouse facility in Monahans, TX. The tenant occupied the Company’s warehouse facility in Monahans, TX in September 2021. The company will recognize other rental income, including rent, taxes and insurance over the lease period.
In July 2021, the Company entered into a long-term rental agreement with Resolute Oil to leverage capabilities and facilities to drive growth in adjacent green chemistry markets. The agreement includes options to renew until 2036.

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
In addition, during the three months ended March 31, 2020, the Company recorded an impairment of the ROU assets totaling $7.4 million. No impairment was recognized for the three and nine months ended September 30, 2021.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease expense	$247	$258	$735	$1,112
Finance lease expense:
Amortization of right-of-use assets	4	4	11	13
Interest on lease liabilities	2	5	9	14
Total finance lease expense	6	9	20	27
Short-term lease expense	15	57	44	145
Total lease expense	$268	$324	$799	$1,284

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$380	$317	$1,107	$2,312
Operating cash flows from finance leases	10	5	62	13
Financing cash flows from finance leases	2	51	8	152

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2021 (excluding the nine months ended September 30, 2021)	$285	$14
2022	1,254	47
2023	1,318	39
2024	1,348	23
2025	1,375	—
Thereafter	6,870	—
Total lease payments	$12,450	$123
Less: Interest	(3,976)	(11)
Present value of lease liabilities	$8,474	$112

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$2,099	$2,320

Current portion of operating lease liabilities	$586	$636
Long-term operating lease liabilities	7,888	8,348
Total operating lease liabilities	$8,474	$8,984

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(33)	(26)
Property and equipment, net	$114	$121

Current portion of finance lease liabilities	$48	$60
Long-term finance lease liabilities	64	96
Total finance lease liabilities	$112	$156

Weighted Average Remaining Lease Term
Operating leases	9.1 years	9.9 years
Finance leases	2.9 years	3.1 years

Weighted Average Discount Rate
Operating leases	8.9%	8.9%
Finance leases	8.5%	9.0%
Note 8 — Debt

In April 2020, the Company received a $4.8 million loan under the PPP, which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In connection with the acquisition of JP3 in May 2020, the Company assumed a PPP loan of $0.9 million obtained by JP3 in April 2020. The PPP loans have a fixed interest rate of 1% and have a two-year term, maturing in 2022. No payments of principal or interest were required during the year ended December 31, 2020, or the three and nine months ended September 30, 2021.

A portion of the loans may be eligible for forgiveness by the SBA depending on the extent of proceeds used for payroll costs and other designated expenses incurred for up to 24 weeks following loan origination, subject to adjustments for headcount

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reductions and compensation limits and provided that at least 60% of the eligible costs incurred are used for payroll. Receipt of these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support ongoing operations of the Company. This certification further required the Company to take into account current business activity and the ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. During the second quarter of 2021, the Company applied for forgiveness on the PPP loans. The receipt of these funds, and the forgiveness of the loans attendant to these funds, is dependent on the Company having initially qualified for the loans and qualifying for the forgiveness of such loans based on our past and future adherence to the forgiveness criteria. The PPP loans are subject to any new guidance and new requirements released by the Department of the Treasury, which initially indicated that all companies that have received funds in excess of $2.0 million will be subject to audit by the SBA to further ensure PPP loans are limited to eligible borrowers in need.

In June 2021, the Company received notice from the SBA that the JP3 PPP loan and accrued interest was fully forgiven. Accordingly, during the second quarter, the Company recorded $0.9 million in other income on the consolidated statement of operations. The Company has submitted to the SBA for partial forgiveness on the Flotek PPP loan but as of the date of this filing, no conclusion from the SBA have been reached.

In October 2021, the Company received notice that a request to extend the Flotek PPP loan maturity date from April 15, 2022 to April 15, 2025 was confirmed. Prior to the extension approval, the $4.8 million Flotek PPP loan balance was classified as a current liability. The maturity date extension amendment occurred before the third quarter 2021 balance sheet was issued, therefore, $3.5 million was reclassified to long-term debt, reducing the current portion of long-term debt from $4.8 million to $1.3 million as of September 30, 2021.

Long-term debt, including current portion, is as follows (in thousands):

	September 30, 2021	December 31, 2020
Flotek paycheck protection plan loan	$4,788	$4,788
JP3 paycheck protection plan loan	—	877
Total	4,788	5,665
Less current maturities	(1,336)	(4,048)
Total long-term debt, net of current portion	$3,452	$1,617

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these accounts. The PPP loan for Flotek approximates fair value as of September 30, 2021. Subsequent to the third quarter balance sheet date, the Company received notice that a request to extend the Flotek PPP loan maturity date from April 15, 2022 to April 15, 2025 was confirmed. Additionally, upon receipt of the SBA’s final decision on the Company’s reimbursement request to forgive the FTK PPP loan, any remaining balances not forgiven by the SBA will be measured on a recurring basis.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				Balance at September 30,				Balance at December 31,
	Level 1	Level 2	Level 3	2021	Level 1	Level 2	Level 3	2020
Contingent consideration	$—	$—	$715	$715	$—	$—	$1,416	$1,416
On September 30, 2021, and December 31, 2020, the estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, was recorded as a contingent liability. The estimated fair value of the earn-out provision at the end of each period was valued using the Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility. There were no transfers in or out of either Level 1, Level 2, or Level 3 fair value measurements during the periods ending September 30, 2021 and December 31, 2020.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment, goodwill and other intangible assets, are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances. During the three months ended March 31, 2020, the Company recorded an impairment of $57.5 million for impairment of long-lived assets. Management inputs used in fair value measurements were classified as Level 3. During the three months ended September 30, 2020, the Company recorded additional impairment expenses of $12.5 million. Total impairment expenses recorded during the nine months ended September 30, 2020 was $70.0 million of long-lived and intangible assets.
Management inputs used in fair value measurements were classified as Level 3.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
In conjunction with the May 2020 acquisition of JP3, the Company recorded contingent consideration of $1.2 million. Management inputs used in the fair value measurement were classified as Level 3. During 2020, the first stock performance target for the contingent consideration was achieved and settled. The Company estimated the fair value of the remaining stock performance earn-out provision at September 30, 2021, and decreased the estimated fair value of the contingent liability to $0.7 million. The Company records changes in the fair value of the contingent consideration and achievement of performance targets in operating expenses.
The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance - beginning of period	$1,115	$1,200	$1,416	$—
Additions / issuances	—	—	—	1,200
Change in fair value	(400)	3,200	(701)	3,200
Transfer out of Level 3	—	(2,500)	—	(2,500)
Balance - end of period	$715	$1,900	$715	$1,900

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—	0.2	(0.2)	0.1
Non-U.S. income taxed at different rates	0.8	(0.2)	0.3	—
Increase (reduction) in tax benefit related to stock-based awards	(0.3)	0.1	1.2	—
Non-deductible expenses	5.8	(0.1)	1.1	—
Research and development credit	—	—	—	0.1
Increase in valuation allowance	(27.3)	(20.8)	(23.6)	(17.9)
Effect of tax rate differences of NOL carryback	—	—	—	1.7
Effective income tax rate	—%	0.2%	(0.2)%	5.0%

Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates, except for the NOL carryback claim.
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
Note 11 — Commitments and Contingencies
Litigation
Terpene Supply Agreement
At December 31, 2020, the Company’s balance sheet included an accrued liability of $9.4 million associated with the terpene supply agreement with FCC and the Company’s expected usage of terpene in blended products being less than the minimum quantities of terpene required to be purchased and expected selling prices of the excess terpene as such loss was not considered recoverable. The Company calculated the liability based on the Company’s expected usage of terpene in blended products being less than the minimum quantities of terpene required to be purchased and expected selling prices of the excess terpene as such loss was not considered recoverable.
On March 26, 2021, the Company and Flotek Chemistry, LLC (“Flotek Chemistry”), a wholly-owned subsidiary of the Company, filed a lawsuit against Archer-Daniels-Midland Company (“ADM”), Florida Chemical Company, LLC (“FCC”) and other parties in state court in Harris County, Texas. The lawsuit claims damages relating to the terpene supply agreement between Flotek Chemistry and FCC and related breaches of fiduciary duty. Contemporaneously with the filing of the suit, Flotek Chemistry delivered a notice of termination of the terpene supply agreement.
Subsequent to the lawsuit described above, on April 5, 2021, ADM and FCC filed a lawsuit in the Delaware Court of Chancery seeking to enjoin the lawsuit filed in Texas and claiming damages under the terpene supply agreement and other matters. On October 29, 2021, the Company and Flotek Chemistry reached agreement with all parties resolving all claims between the parties.(“the ADM Settlement”) On or before January 3, 2022, Flotek will pay to ADM a one-time payment of $1.75 million and the terpene supply agreement is confirmed terminated, eliminating the prior obligation to purchase 10.5 million pounds of terpene through 2023.
As a result of the third quarter 2021 recognition of the ADM Settlement, operating expenses (excluding depreciation and amortization) for the three and nine months ended September 31, 2021 benefited by $7.6 million, excluding legal fees.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 12 — Stockholders’ Equity
During the first quarter 2021, the Company identified 0.6 million shares that were improperly included in the December 31, 2020 issued share count, and the Company adjusted the issued share count presented on the statement of stockholders’ equity. This adjustment was not material to the December 31, 2020 consolidated financial statements or basic and diluted earnings per share.
Note 13 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. The three months ended September 30, 2021 diluted earnings per common share included 851,702 common share equivalents.
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods.
Note 14 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Supplemental cash payment information:
Interest paid	$17	$20
Income taxes (received) paid	(351)	5,927

Supplemental non-cash activities:
Employee retention credit	$2,851	$—
Supplemental non-cash investing and financing activities:
Equity issued - acquisition of JP3	$—	$8,538
Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related payroll tax liability. Accordingly, the Company recorded a $1.9 million employee retention credit during the three months ended June 30, 2021 in other current assets with the offset recorded in accrued liabilities. In the second quarter of 2021, the Company used $0.8 million of the total employee retention credit leaving a $1.1 million credit to be applied against payroll tax liabilities. In the third quarter of 2021, the Company used $0.9 million of the total employee retention credit leaving a $1.9 million credit to be applied against payroll tax liabilities.
Note 15 — Related Party Transaction
In January 2017, the Internal Revenue Service (“IRS”) notified the Company that it was examining the Company’s federal tax returns for the year ended December 31, 2014. As a result of this examination, the IRS informed the Company on May 1, 2019, that certain employment taxes related to the compensation of our former CEO, Mr. Chisholm, were not properly withheld in

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
During first quarter of 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of September 30, 2021 and December 31, 2020, the receivable from Mr. Chisholm was $1.4 million, which equaled the payable to the IRS and netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.
Mr. Ted D. Brown has been a Director of the Company since November of 2013 and has been the President and CEO of Confluence Resources LP (“Customer”), a private oil and gas exploration and production company formed in 2016. The Company entered into a $1.3 million bill-and-hold agreement with the Customer during the third quarter of 2021. The agreement between the Company and Customer is a related party transaction. The Company’s board was informed prior to the transaction and subsequently ratified the transaction as being in the best interests of the Company. For the three and nine months ended September 30, 2021, the Company’s revenues for chemical sales to Confluence Resources LP was $1.3 million. As of September 30, 2021, the customer owes $1.3 million to the Company and transaction is recorded in account receivables on the consolidated balance sheet.
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

Data Analytics. The DA segment, created in the second quarter of 2020 in conjunction with the acquisition of JP3 on May 18, 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable information on the composition and properties of energy customers’ hydrocarbon fluids. The real-time information on hydrocarbon composition and properties helps customers generate additional profits by enhancing their operations including crude/condensates stabilization, blending, optimization of transmix, increasing efficiencies of gas processing plants, ensuring product quality while enabling automation of fluid handling and reducing losses through giveaways (i.e., that portion of a product of higher value than what is specified). The customers of the DA segment span across the entire oil and gas market, from upstream production to midstream facilities to refineries and distribution networks.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Summarized financial information of the reportable segments is as follows (in thousands):

For the three months ended September 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2021
Revenue from external customers	$8,044	$803	$—	$8,847
Revenue from related party	1,332	—	—	1,332
Income (loss) from operations, including impairment	4,399	(1,071)	(2,696)	632
Depreciation and amortization	215	17	1	233
Additions to long-lived assets	—	—	—	—

2020
Revenue from external customers	$12,083	$656	$—	$12,739
Revenue from related party	—	—	—	—
Loss from operations, including impairment	(8,880)	(34,035)	(2,679)	(45,594)
Depreciation and amortization	244	274	—	518
Additions to long-lived assets	906	—	—	906
(1) The Company formed the Data Analytics segment in the second quarter of 2020 upon acquiring JP3.

For the nine months ended September 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2021
Revenue from external customers	$26,033	$3,749	$—	$29,782
Revenue from related party	1,332	—	—	1,332
Loss from operations, including impairment	(3,009)	(2,138)	(9,926)	$(15,073)
Depreciation and amortization	739	52	2	793
Additions to long-lived assets	31	—	—	31

2020
Revenue from external customers	$39,462	$1,573	$—	$41,035
Revenue from related party	—	—	—	—
Loss from operations, including impairment	(75,137)	(35,185)	(15,589)	(125,911)
Depreciation and amortization	2,300	405	472	3,177
Additions to long-lived assets	906	—	—	906
(1) The Company formed the DA segment in the second quarter of 2020 upon acquiring JP3.

Assets of the Company by reportable segments are as follows (in thousands):

	September 30, 2021	December 31, 2020
Chemistry Technologies	$47,625	$43,346
Data Analytics	15,960	13,201
Corporate and Other	969	29,663
Total assets	$64,554	$86,210

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Geographic Information
Revenue by country is based on the location where services are provided and products are used. No individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
U.S.	$8,094	$9,928	$24,624	$32,639
UAE	1,319	1,473	3,741	3,781
Other countries	766	1,338	2,749	4,615
Total revenue	$10,179	$12,739	$31,114	$41,035
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers*
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

For the three months ended September 30,	Chemistry Technologies	% of Total Revenue
2021
Customer D	$3,041	29.9%
Customer E - Related party	1,332	13.1%

2020
Customer D	$4,632	36.2%
Customer C	2,088	16.4%

For the nine months ended September 30,	Chemistry Technologies	% of Total Revenue
2021
Customer D	$7,701	24.8%
Customer C	4,067	13.1%

2020
Customer C	$10,412	25.4%
Customer D	8,117	19.8%
Customer A	3,631	8.9%
* DA customer did not account for more than 10% of revenue during this period.
The majority of the Company’s revenue is derived from its CT segment, which consists predominantly of customers within the oil and gas industry and the surface cleaner and disinfectant industry. Customers within the oil and gas industry include oilfield services companies, integrated oil and natural gas companies, independent oil and natural gas companies, and state-owned national oil companies. Customers within the surface cleaner and disinfectant industry typically include industrial and consumer markets, including hospitals, travel and hospitality, food services, e-commerce and retail, sports and entertainment. The concentration in the oil and gas industry increases credit and business risk. See Note 16, “Business Segment, Geographic and Major Customer Information,” for concentration of segment revenue from major customers.
Note 17 — Subsequent Events
We have evaluated the effects of events that have occurred subsequent to September 30, 2021, and there have been no material events that would require recognition in our third quarter 2021 consolidated financial statements or disclosure in the Notes to the consolidated financial statements, except that on October 28, 2021, the Company also received a confirmation approving a request to extend the maturity date of Flotek’s PPP loan maturity date from April 15, 2022 to April 15, 2025. Additionally on

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 29, 2021, the Company and Flotek Chemistry reached an agreement with all parties resolving all claims between the parties.
The ADM settlement agreement and the Flotek PPP loan maturity date extension approval were considered to be recognizable subsequent events under U.S. GAAP and required adjustment to our third quarter 2021 consolidated financial statements. See Note 11 - Commitments and Contingencies and Note 8 - Debt for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary

This Management’s Discussion and Analysis of Financial Condition, Results of Operations (“MD&A”) and risks associated with the outbreak of COVID-19 should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto of this Quarterly Report, as well as the Annual Report. Phrases such as “Company,” “we,” “our,” and “us” refer to Flotek Industries, Inc. and its subsidiaries.

Flotek Industries, Inc. (“Flotek” or the “Company”) creates solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data technology company, Flotek helps customers across industrial, commercial, and consumer markets improve their ESG performance. The Company serves specialty chemistry needs that span from downstream, midstream and upstream, both domestic and international, energy markets to applications of U.S. manufactured surface cleaners, disinfectants for industrial, commercial and consumer use.
The Company’s CT segment develops, manufactures, packages, distributes, delivers, and markets green, specialty chemicals that help their customers meet their ESG and operational goals, enhancing the profitability of hydrocarbon producers and supplying professional chemistries that clean surfaces in both commercial and personal settings to help reduce the spread of bacteria, viruses and germs.

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
Chemistry Technologies
The Company’s CT segment provides sustainable, optimized chemistry solutions that maximize our customer’s value by elevating their ESG performance, lowering operational costs, and delivering improved return on invested capital. The Company’s proprietary green chemistries, specialty chemistries, logistics, and technology services enable its customers to pursue improved efficiencies and performance throughout the life cycle of its desired chemical applications program. The Company designs, develops, manufactures, packages, distributes and markets optimized chemistry solutions that accelerate existing sustainability practices to reduce the environmental impact of energy on the air, water, land and people.

Customers of the CT segment include those of energy related markets as well as consumer and industrial applications. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies benefit from best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices.

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

Data Analytics
The DA segment provides game-changing technology that delivers real-time information and insights to our customers on their refined fuels, NGLs, natural gas, crude oil, and condensates. This valuable information includes compositions and physical properties, delivered simultaneously and in real time, transforming customers’ business and helping them optimize their operations while reducing their carbon footprint and emissions. Real-time data is acquired using the industry’s only field-deployable, in-line optical near-infra-red spectrometer that generates no emissions. The instrument's response is processed with advanced chemometrics modeling, artificial intelligence, and machine learning algorithms to deliver these valuable insights every 15 seconds.
Customers who utilize this highly differentiated technology have obtained significant benefits including generating additional profits by enhancing their operations in crude/condensates stabilization, blending operations, reduction of transmix, increasing efficiencies and optimization of gas plants, and ensuring product quality while reducing giveaways i.e., providing higher value products at the lower value products prices. Many customers have enjoyed the added benefits of reducing their carbon footprint e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants. We began business development activities in the international markets in late third quarter 2020. We have developed a new line of Verax analyzers for deployment internationally which was recently certified for compliance in hazardous locations and harsh weather conditions.
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
Outlook
Our business is subject to numerous variables which impact our outlook and expectations given the shifting conditions of the industry and weather volatility. We have based our outlook on the market and weather conditions we perceive today. Changes often occur.
Energy
We expect North American and International onshore activity to continue to improve from third quarter 2021 levels for the next twelve months provided that commodity prices remain at or above current levels. The strongest potential growth in the fourth quarter and throughout 2022 likely comes from private, rather than publicly traded exploration and production companies. Private exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect the private companies to increase activity and publicly traded companies to have modest spending increases in the year ahead. Additionally, we have reestablished our ability to sell product through other service companies and believe sales through indirect channels should accelerate in the fourth quarter.
Industrial
In 2020, the Company launched a diversified line of EPA and FDA compliant products that target industrial, agricultural and consumer markets with particular focus on customers that are seeking to accelerate their focus on sustainability and minimized impact on the environment. The company’s product line includes adjuvants, disinfectants, surface cleaners, degreasers, solvents and a multitude of proprietary chemistries for industrial, commercial and consumer use. The Company believes these adjacent markets provide an opportunity to diversify and expand the Company’s portfolio of chemistry solutions to meet the growing demand. We have signed four manufacturing sales representation groups with 150+ sales personnel covering 48 states. We will be training and educating their representatives during the next two quarters. The leverage sales effort is anticipated to accelerate sales in the second half of 2022.
Digital Analytics
The use of data and digital analytics is a growing trend in all industries where technology is used to analyze large datasets of operational information to improve performance, as well as for predictive maintenance, advanced safety measures and reduced environmental impact of operations. The DA segment has historically focused sales solely on North American markets. Our recent press release dated October 27, announced the release of a new generation of international certified online analyzers. The new analyzers are specifically designed to withstand routine exposure to extreme outdoor environments, ambient temperatures up to 55°C/131°F and sandstorm pollution common to important international environments. The technology delivers real-time insight on valuable composition and physical properties data like vapor pressure, boiling point, flash point, octane level, API gravity, viscosity, BTU and more, simultaneously. We anticipate international sales to increase over the next twelve months because of the newly certified equipment. To further enhance the value of the sensors, we announced the release of a new patent pending application to enhance the value of our line of near infrared real-time analyzers. AIDA (Automated Interface Detection

Algorithm) provides real-time detection of interfaces in a liquids pipeline. AIDA can be utilized immediately on our installed analyzers without the need for additional sampling or chemometric modeling. The application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces within 60 seconds. This allows operators to cut batches quickly and accurately, reduce the inadvertent mixing of two separate products (known as “transmix”) and minimize off-spec product that requires downgrades. We anticipate additional sales resulting from the detection capabilities of our new patent pending application.
ESG
ESG focused solutions continue to be an emphasis for the Company as the energy, industrial and consumer markets are seeking to accelerate their focus on sustainability and minimized impact on the environment. The Company’s products and services offer a significant benefit to businesses seeking to improve their ESG performance, including improving safety, reliability and efficiency of their operations. The Company offers sustainable chemistry solutions, tailoring product selection to enable operational efficiencies, improve water management and reduce greenhouse gas emissions for its customers in the exploration and production sector of the oil and gas industry. Further, the Company’s patented line of Complex nano-Fluid® (also known as CnF®) products are formulated with highly effective, plant-based solvents offering safer, renewable and sustainable alternatives to toxic BTEX-based (benzene, toluene, ethylbenzene and xylene) chemicals. Benzene is a carcinogenic chemical that can cause acute physical damage, chronic blood disorders, reproductive disorders, leukemia and when exposed to the atmosphere, benzene creates smog, which can be carried to the ground through rain and contaminates water bodies and soil. Additionally, the Company’s real-time sensor technology helps to enable process and operational efficiencies, minimize waste and processing and reduce emissions.

The Company believes the industry focus on maintaining a “social license to operate” provides the platform to accelerate the adoption of our greener practices and chemistries. We believe the performance driven ESG focus of the Company assists in reducing environmental liabilities and improving returns for our customers.
Supply Chain
During 2020 and 2021 challenging supply chain issues emerged that “will continue into 2022” according to Secretary of Transportation Peter Buttigieg. The anticipated activity increases will strain supply chains generally. The principal supply issues facing our industry for the next twelve months will include:
▪Rising Freight Costs
▪Delays due to Port Congestion
▪Labor Shortages
▪Demand Forecasting
All bidding will require the risk of shipping costs and delays be factored into proposals. Trucking availability and pricing will impact North American opportunities while sea-freight costs will impact sales of North American manufactured goods being delivered internationally for the foreseeable future. The import of raw materials from China will also incur price increases. Accelerating tensions between China and the U.S. could also result in supply disruption.
Weather
While Hurricane Ida occurred during the third quarter, on October 31, 2021, there were no tropical cyclones in the Atlantic. Water temperatures need to exceed 79 degrees Fahrenheit or either hurricanes will not form or will weaken rapidly. Water temperature two meters below the surface at Station 42002, 207 nautical miles east of Brownsville, Texas was 81.3 degrees Fahrenheit on October 30, 2021, and temperatures decreased moving to the north. Consequently, disruption of business due to a severe cyclone in fourth quarter is unlikely. The National Weather Service temperature outlook for November-December-January 2021-2022 indicates “elevated odds for above-normal seasonal mean temperatures along the southern half of the U.S.”
We currently do not anticipate inclement weather in the Middle East or the Onshore U.S. to impact fourth quarter results.
COVID-19
The impacts of COVID-19 continue to affect the U.S. and global economy. The protocols and processes established to maintain business continuity with COVID-19 have proven robust enough to diminish concern about business disruption unless new variants emerge. The resumption of travel while often onerous has begun to accelerate and in person customer visits that began in earnest during the third quarter will continue to accelerate.

Consolidated Results of Operations (in thousands):
Consolidated Results of Operations: Three and Nine Months Ended September 30, 2021, Compared to the Three and Nine Months Ended September 30, 2020

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Revenue from external customers	$8,847	$12,739	$29,782	$41,035
Revenue from related party	1,332	—	1,332	—
Total revenues	10,179	12,739	31,114	41,035
Operating expenses (excluding depreciation and amortization)	5,418	29,466	31,330	63,939
Operating expenses %	53.2%	231.3%	100.7%	155.8%
Corporate general and administrative costs	2,696	2,679	9,925	12,568
Corporate general and administrative %	26.5%	21.0%	31.9%	30.6%
Depreciation and amortization	233	518	793	3,177
Research and development	1,186	1,480	4,194	5,673
Loss (Gain) on disposal of long-lived assets	14	(37)	(55)	(92)
Impairment of goodwill	—	11,706	—	11,706
Impairment of fixed assets and long-lived assets	—	12,521	—	69,975
Income (loss) from operations	632	(45,594)	(15,073)	(125,911)
Operating margin %	6.2%	(357.9)%	(48.4)%	(306.8)%
PPP loan forgiveness	—	—	881	—
Gain on lease termination	—	—	—	576
Interest and other (expense) income, net	(120)	272	(115)	282
Income (loss) before income taxes	512	(45,322)	(14,307)	(125,053)
Income tax (expense) benefit	(3)	81	(30)	6,282
Net income (loss)	$509	$(45,241)	$(14,337)	$(118,771)
Net loss % for continuing operations	5.0%	(355.1)%	(46.1)%	(289.4)%

Consolidated revenue for the three months ended September 30, 2021, decreased $2.6 million, or 20.1%, versus the same period of 2020. The decrease was primarily due to the loss of two major energy customers that were purchased by non-customers during the second quarter of 2021, and nominal decreases in international sales, offset by certain CT customer revenue increases during the current quarter that did not have prior year comparable activities. Consolidated revenue for the nine months ended, September 30, 2021, decreased $9.9 million, or 24.2%, versus the same period of 2020. Revenue during the nine months ended September 31, 2021 reflected a loss of revenue in the CT segment associated with two major customers changing ownership during 2021, losses related to the normalization and decline of market demand for sanitizers and non-recurring citrus terpenes sales. Current year revenue decreases were partially offset by the incremental post acquisition JP3 revenues generated in the second and third quarter of 2021.

Consolidated operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2021, decreased $24.0 million, or 81.6%, versus the same period of 2020. The decrease was primarily due to an unfavorable product mix in the third quarter of 2021 versus third quarter of 2020 and the net reduction of $7.6 million of operating expense accruals related to recognizing the ADM settlement subsequent event. Consolidated operating expenses (excluding depreciation and amortization) for the nine months ended September 30, 2021 decreased $32.6 million, or 51.0% versus the same period of 2020. The year to date decrease in operating expenses was primarily due to reduced cost of sales due to lower sales during 2021 and the net reduction of $7.6 million of operating expense accruals related to recognizing the ADM settlement subsequent event. The Company’s 2021 operating expenses benefited from the decision to reduce operating expenses, including reducing the Company’s facility footprint and improving operational efficiencies. These reduced costs were partially offset by new operating expenses for the DA segment acquired in May of 2020.

Corporate general and administrative (“CG&A”) expenses are expenses not directly attributable to products sold or services provided. CG&A costs for the three months ended September 30, 2021 was consistent with the same comparable period last year. CG&A for the nine months ended September 30, 2021, CG&A $2.6 million, or 21.0% versus the same period of 2020. CG&A costs declined as a result of lower compensation costs following a reduction in force, a one-time employee retention credit related to the CARES Act and a reduction in professional fees.
Depreciation and amortization expense decreased $0.3 million, or 55.0% and $2.4 million, or 75.0% for the three and nine months ended September 30, 2021, versus the same period of 2020, primarily due to impairments of fixed and long-lived assets recorded in the first quarter of 2020.
Research and development costs decreased $0.3 million, or 19.9% and $1.5 million, or 26.1% for the three and nine months ended September 30, 2021, versus the same period of 2020 due to lower personnel costs as a result of our reduction in workforce during the first quarter 2020.
Income from operations increased $46.2 million, or 101.4%, for the three months ended September 30, 2021, while the year to date loss from operations improved by $110.8 million, or 88.0% for the nine months ended September 30, 2021, versus the same periods in 2020. The income from operations improvement is primarily a result of no impairment during 2021 compared to the $24.2 million and $81.7 million in the three and nine months ended September 30, 2020. Additionally, the decrease in loss from operations is attributable to the net reduction of $7.6 million of operating expense accruals related to recognizing the ADM settlement subsequent event, the forgiveness of the JP3 PPP loan for $0.8 million and a one-time employee retention credit to the CARES Act of $2.9 million recorded during 2021.
The Company’s income tax expense for the second and third quarter of 2021 and 2020 was minimal. The Company recorded an income tax benefit of $6.2 million for the first quarter of 2020, primarily as a result of the extended net operating loss carryback provisions included in the CARES Act initially recorded in the first quarter 2020.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations: Three and Nine Months Ended September 30, 2021, Compared to the Three and Nine Months Ended September 30, 2020

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$9,376	$12,083	$27,365	$39,462
Income (loss) from operations	4,399	(8,880)	(3,009)	(75,137)
CT revenue for the three and nine months ended September 30, 2021, decreased $2.7 million, or 22.4% and $12.1 million, or 30.7%, respectively, versus the same periods of 2020. The decrease in revenue during the third quarter of 2021 compared to the third quarter of 2020 was driven by impacts from both the supply and the demand side. The COVID-19 pandemic negatively impacted economic activity and reduced global demand for oil and gas during 2020, a key sector of our customer base. The Company’s domestic and international revenue for the nine months ended September 30, 2021 decreased as demand from the company’s major customers and smaller operators has not returned to the pre-pandemic levels. In addition, revenue from two major customers was lost temporarily as a result of market consolidation in the Permian basin. CT also granted price concessions in our effort to maintain and obtain market share.
Income (loss) from operations for the CT segment for the three and nine months ended September 30, 2021, decreased $13.3 million, or 149.5%, and decreased $72.1 million, or 96.0%, respectively versus the same period of 2020. The decrease in loss from operations is due to lower revenue and significantly lower expenses, primarily the result of no impairments in 2021 versus impairment charges of fixed and long-lived assets of $70.0 million in the same period of 2020. Secondly, expenses decreased versus the first quarter of 2020 including a $2.3 million terpene purchase commitment loss with no comparable activity in 2021. Certain cost reduction initiatives to right size our cost structure contributed to the current decrease in operating losses by reducing personnel, office costs, equipment and facilities costs as the Company continues to consolidate its physical facilities and equipment rentals to align with activity.

Data Analytics Results of Operations: Three and Nine Months ended September 30, 2021

	Three months ended September 30,		Nine months ended September 30,	Period May 18- September 30,
	2021	2020	2021	2020
Revenue (1)	$803	$656	$3,749	$1,573
Loss from operations (1)	(1,071)	(34,035)	(2,138)	(35,190)

(1) On May 18, 2020, the Company purchased JP3 and formed the DA segment. The year to date JP3 revenues represents the post-acquisition partial period revenues between May 18, 2020 to September 30, 2021. Segment revenue for the third quarter of 2021 was $0.8 million, which remained flat from the same quarter in 2020. Also note that the DA segment losses include the impact related to the estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction.
Critical Accounting Policies and Estimates
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Part II, Item 8 — Financial Statements and Supplementary Data, Note 2 of “Notes to Consolidated Financial Statements” and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates” of the Company’s Annual Report, and the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report describe the significant accounting policies and critical accounting estimates used to prepare the consolidated financial statements. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results of operations and require management’s most subjective judgments. The Company regularly reviews and challenges judgments, assumptions and estimates related to critical accounting policies, including goodwill, other intangibles and valuation of fixed long-lived assets. There have been no significant changes in the Company’s critical accounting policies and estimates during the nine months ended September 30, 2021.
Recent Accounting Pronouncements
Recent accounting pronouncements which may impact the Company are described in Note 2, “Recent Accounting Pronouncements,” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and fund working capital requirements. During the first nine months of 2021, the Company funded capital requirements primarily with cash on hand.
As of September 30, 2021, the Company had available cash and cash equivalents of $20.5 million, as compared to $38.7 million at December 31, 2020. The Company recorded an operating loss for the nine months ended September 30, 2021 and recorded $18.3 million of net cash used for operating activities and $0.5 million of net cash used for financing activities. Cash used in investing activities was minimal.
Liquidity
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to debt and equity financing. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in operations in the following year. While we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet the Company’s capital requirements and anticipated obligations as they become due, uncertainty surrounding the long term stability, strength and duration of the recovery of oil and gas markets, or reduced spending by our customers could, have a negative impact on our liquidity.
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
•Seeking PPP loan forgiveness from the Small Business Administration;
•Entry into a borrowing facility with one or more lenders;
•Sale of excess inventory and/or raw materials;
•Operating lease transaction of facilities;
•Sale of non-core real estate properties;
•Sale-leaseback transactions of facilities;
•Sub-leasing certain facilities;
•Renegotiating current lease facility terms and conditions;
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
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(18,282)	$(39,095)
Net cash provided by (used in) investing activities	43	(17,135)
Net cash (used in) provided by financing activities	(451)	4,929
Effect of changes in exchange rates on cash and cash equivalents	(67)	(80)
Net change in cash, cash equivalents and restricted cash	$(18,757)	$(51,381)
Operating Activities
Net cash used in operating activities was $18.3 million and $39.1 million during the nine months ended September 30, 2021 and 2020, respectively. Consolidated net loss for the nine months ended September 30, 2021 and 2020, totaled $14.3 million and $118.8 million, respectively.
During the nine months ended September 30, 2021, non-cash adjustments to net income totaled $4.9 million as compared to $100.7 million for the same period of 2020.
•For the nine months ended September 30,2021, non-cash adjustments included $7.6 million benefit related to the ADM settlement, $0.8 million for depreciation, which was lower than the nine months ended September 30, 2020 due to asset impairments taken in 2020, stock based compensation of $2.7 million, JP3 PPP loan forgiveness of $0.9 million and a $0.7 million charge related to the fair value of contingent consideration.
•For the nine months ended September 30, 2020, contributory non-cash adjustments consisted primarily of $70.0 million of impairment charges and $3.2 million for depreciation and amortization.
During the nine months ended September 30, 2021, changes in working capital provided $0.9 million of cash as compared to using $21.0 million for the same period of 2020.
•For the nine months ended September 30, 2021, the cash provided by working capital primarily resulted from routine operations, including a reduction in accounts receivable and inventory of $2.4 million, offset by an increase of current assets of $2.8 million.
•For the nine months ended September 30, 2020, working capital used $21.0 million in cash, primarily resulting from a decrease in accrued liabilities and accounts payable of $29.6 million, which included two one-time payments made in 2020: one payment of $15.8 million to amend a long-term supply agreement and one to pay $4.1 million for the final post-closing working capital adjustment related to the 2019 sale of the CICT segment. Accounts receivable, inventories and other current assets decreased $8.7 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2021 was not material. Net cash used in investing activities was $17.1 million for the nine months ended September 30, 2020. Cash used in investing activities included $26.3 million from purchase of JP3 offset by cash provided of $9.8 million due to the release of escrow amounts from the sales of Florida Chemical Company.
Financing Activities
Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2021, primarily for purchases of common stock related to tax withholding requirements. Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2020, primarily from the proceeds received from the PPP.
Off-Balance Sheet Arrangements

There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2021, the Company was not involved in any unconsolidated SPEs.

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

The Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2021, and has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses in internal control over financial reporting described above
Remediation Plan and Status
The Company has implemented remediations plan to address the material weaknesses identified at December 31, 2020. Key elements of this ongoing plan include:
•Implemented monitoring controls over the review and validation of both tangible and intangible assets;
•Expanded controls over impairments of goodwill and long-lived assets;
•Enhanced specificity in the design and implementation of controls around nonrecurring, complex accounting activities, with the assistance of technical subject-matter experts;
•Implemented controls for forecasting and budgeting, to include additional process documentation and precision;
•Expanded monthly management review controls; and
•Enhanced existing control procedures around the quarterly going concern analysis process.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item  1. Legal Proceedings
Litigation
On March 26, 2021, the Company and Flotek Chemistry, LLC (“Flotek Chemistry”), a wholly-owned subsidiary of the
Company, filed a lawsuit against Archer-Daniels-Midland Company (“ADM”), Florida Chemical Company, LLC (“FCC”) and other parties in state court in Harris County, Texas. The lawsuit claims damages relating to the terpene supply agreement between Flotek Chemistry and FCC and related breaches of fiduciary duty. Contemporaneously with the filing of the suit, Flotek Chemistry delivered a notice of termination of the terpene supply agreement.

Subsequent to the lawsuit described above, on April 5, 2021, ADM and FCC filed a lawsuit in the Delaware Court of Chancery seeking to enjoin the lawsuit filed in Texas and claiming damages under the terpene supply agreement and other matters On October 29, 2021, the Company and Flotek Chemistry reached agreement with all parties resolving all claims between the parties. On or before January 3, 2022, Flotek will pay to ADM a one-time payment of $1.75 million and the terpene supply agreement is confirmed terminated, eliminating the prior obligation to purchase 10.5 million pounds of terpene through 2023. See Note 17 subsequent events for additional information.
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
None.
Issuer Purchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended September 30, 2021, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2021 to July 31, 2021	—	—
August 1, 2021 to August 31, 2021	40,385	$1.63
September 1, 2021 to September 30, 2021	24,279	$1.30
Total	64,664
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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on March 16, 2021).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
10.1		Employment Agreement dated October 15, 2021, between the Company and Michael Borton (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on October 20, 2021.)
10.2		Employment Agreement dated October 15, 2021, between the Company and TengBeng Koid (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K on October 20, 2021.)
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101	*
* The following financial information from Flotek Industries, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2021 and 2020, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements.

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

FLOTEK INDUSTRIES, INC.

By:	/s/ JOHN W. GIBSON, JR.
John W. Gibson, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	November 9, 2021

FLOTEK INDUSTRIES, INC.

By:	/s/ MICHAEL E. BORTON
Michael E. Borton
Chief Financial Officer

Date:	November 9, 2021