Form 10-Q
period 2022-03-31
FLOTEK INDUSTRIES INC/CN/
filed 2022-05-16
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At May 13, 2022, there were 76,611,103 outstanding shares of the registrant’s common stock, $0.0001 par value.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), and in particular, Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the safe harbor provisions, 15 U.S.C. § 78u-5, of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts, but instead represent the current assumptions and beliefs regarding future events of Flotek Industries, Inc. (“Flotek” or the “Company”), many of which, by their nature, are inherently uncertain and outside the Company’s control. Such statements include estimates, projections, and statements related to the Company’s business plan, objectives, expected operating results, and assumptions upon which those statements are based. The forward-looking statements contained in this Quarterly Report are based on information available as of the date of this Quarterly Report.
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
A detailed discussion of potential risks and uncertainties that could cause actual results and events to differ materially from forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A — “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report” or “2021 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022, and periodically in subsequent reports filed with the SEC. The Company has no obligation, and we disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC, UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,835	$11,534
Restricted cash	40	1,790
Accounts receivable, net of allowance for doubtful accounts of $684 and $659 at March 31, 2022 and December 31, 2021, respectively	13,239	13,297
Inventories, net	10,143	9,454
Income taxes receivable	32	22
Other current assets	3,372	3,740
Current contract assets	3,533	—
Assets held for sale	2,752	2,762
Total current assets	57,946	42,599
Property and equipment, net	5,079	5,296
Operating lease right-of-use assets	1,827	2,041
Deferred tax assets, net	282	279
Other long-term assets	17	—
Long term contract assets	7,067	29
TOTAL ASSETS	$72,218	$50,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,233	$7,616
Accrued liabilities	6,747	8,996
Income taxes payable	4	4
Interest payable	94	82
Current portion of operating lease liabilities	619	602
Current portion of finance lease liabilities	33	41
Current portion of long-term debt	1,553	1,436
Convertible notes payable	17,609	—
Contingent convertible notes payable	14,050	—
Total current liabilities	48,942	18,777
Deferred revenue, long-term	84	91
Long-term operating lease liabilities	6,806	7,779
Long-term finance lease liabilities	47	53
Long-term debt	3,235	3,352
TOTAL LIABILITIES	59,114	30,052
Commitments and contingencies (See Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 140,000,000 shares authorized; 82,563,610 shares issued and 76,490,522 shares outstanding at March 31, 2022 ; 79,483,837 shares issued and 73,461,203 shares outstanding at December 31, 2021	8	8
Additional paid-in capital	367,104	363,417
Accumulated other comprehensive income	89	81
Accumulated deficit	(319,938)	(309,214)
Treasury stock, at cost; 6,073,088 and 6,022,634 shares at March 31, 2022 and December 31, 2021 , respectively	(34,159)	(34,100)
Total stockholders’ equity	13,104	20,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,218	$50,244
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Revenue:
Revenue from external customers	$10,382	$11,770
Revenue from related party	2,497	—
Total revenues	12,879	11,770
Cost of goods sold	13,358	12,080
Gross loss	(479)	(310)
Operating costs and expenses:
Selling, general, and administrative	4,879	6,082
Depreciation and amortization	195	307
Research and development	1,415	1,542
Loss on sale of property and equipment	8	2
Gain on lease termination	(584)	—
Change in fair value of contingent convertible notes payable	3,892	—
Total operating costs and expenses	9,805	7,933
Loss from operations	(10,284)	(8,243)
Other income (expense):
Interest expense	(668)	(18)
Other income (expense)	224	(33)
Total other expense	(444)	(51)
Loss before income taxes	(10,728)	(8,294)
Income tax benefit (expense)	4	(6)
Net Loss	$(10,724)	$(8,300)

Loss per common share:
Basic	$(0.15)	$(0.12)
Diluted	$(0.15)	$(0.12)

Weighted average common shares:
Weighted average common shares used in computing basic loss per common share	73,858	68,447
Weighted average common shares used in computing diluted loss per common share	73,858	68,447

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three months ended March 31,
	2022	2021
Net Loss	$(10,724)	$(8,300)
Other comprehensive income:
Foreign currency translation adjustment	8	49
Comprehensive Loss	$(10,716)	$(8,251)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,724)	$(8,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	94	(335)
Change in fair value of contingent convertible notes payable	3,892	—
Amortization of convertible note issuance cost	166	—
Payment in kind interest expense	485	—
Depreciation and amortization	195	307
Provision for doubtful accounts, net of recoveries	238	—
Provision for excess and obsolete inventory	310	307
Loss on sale of property and equipment	8	2
Gain on lease termination	(584)	—
Non-cash lease expense	56	105
Stock compensation expense	739	778
Deferred income tax (benefit) expense	(4)	2
Changes in current assets and liabilities:
Accounts receivable	(180)	255
Inventories	(999)	(78)
Income taxes receivable	(10)	267
Other current assets	168	405
Other long-term assets	(388)	541
Accounts payable	616	695
Accrued liabilities	(2,564)	(317)
Income taxes payable	—	89
Interest payable	12	12
Net cash used in operating activities	(8,474)	(5,265)
Cash flows from investing activities:
Capital expenditures	—	(19)
Proceeds from sale of assets	24	2
Net cash provided by (used in) investing activities	24	(17)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	21,150	—
Payment of issuance costs of convertible notes	(1,084)	—
Payments to tax authorities for shares withheld from employees	(59)	(105)
Proceeds from issuance of stock	—	38
Payments for finance leases	(14)	(14)
Net cash provided by (used in) financing activities	19,993	(81)
Effect of changes in exchange rates on cash and cash equivalents	8	23
Net change in cash, cash equivalents and restricted cash	11,551	(5,340)
Cash and cash equivalents at the beginning of period	11,534	38,660
Restricted cash at the beginning of period	1,790	664
Cash and cash equivalents and restricted cash at beginning of period	13,324	39,324
Cash and cash equivalents at end of period	24,835	33,945
Restricted cash at the end of period	40	40
Cash, cash equivalents and restricted cash at end of period	$24,875	$33,985
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2022 and 2021
(In thousands of U.S. dollars and shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2021	79,484	$8	6,022	$(34,100)	$363,417	$81	$(309,214)	$20,192
Net loss	—	—	—	—	—	—	(10,724)	(10,724)
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Restricted stock granted	287	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	8	—	—	—	—	—
Stock compensation expense	—	—	—	—	739	—	—	739
Shares withheld to cover taxes	—	—	43	(59)	—	—	—	(59)
Conversion of notes to common stock	2,793	—	—	—	2,948	—	—	2,948
Balance, March 31, 2022	82,564	$8	6,073	$(34,159)	$367,104	$89	$(319,938)	$13,104

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2020	78,669	$8	5,581	$(33,851)	$359,721	$(19)	$(278,688)	$47,171
Net loss	—	—	—	—	—	—	(8,300)	(8,300)
Foreign currency translation adjustment	—	—	—	—	—	49	—	49
Stock issued under employee stock purchase plan	—	—	(58)	—	38	—	—	38
Restricted stock granted	220	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	5	—	—	—	—	—
Stock compensation expense	—	—	—	—	778	—	—	778
Shares withheld to cover taxes	—	—	45	(105)	—	—	—	(105)
Other (see Note 12, “Stockholders’ Equity”)	(613)	—	—	—	—	—	—	—
Balance, March 31, 2021	78,276	$8	5,573	$(33,956)	$360,537	$30	$(286,988)	$39,631
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
Sources and Uses of Liquidity
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent on the Company’s operating cash flows, the monetization of non-core assets, and the availability of and access to debt and equity financing. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in the twelve months subsequent to the date of filing the consolidated financial statements.. While we believe that our cash and liquid assets, including the actions taken subsequent to March 31, 2022 discussed below and in Note 17, “Subsequent Events”, will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next twelve months, uncertainty surrounding the long-term stability and strength of the oil and gas markets or reduced spending by our customers could have a further negative impact on our liquidity.

On February 2, 2022, the Company completed a Private Investment in Public Equity (PIPE) transaction with a consortium of investors, including related parties, through the issuance of $21.2 million in aggregate principal amount of 10% convertible notes (the Convertible Notes Payable) that resulted in net cash proceeds of approximately $19.5 million. Also, on February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”) upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contingent Convertible Notes Payable”) to ProFrac Holdings LLC. Under the ProFrac Agreement, ProFrac Services, LLC is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC druing the term of the ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services LLC shall pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) thh actual purchased volume during such calendar year. The term of the ProFrac Agreement is three years starting on April 1, 2022 (see Note 3, “Revenue from Contracts with Customers” and Note 8, “Debt and Convertible Notes Payable”). These $10 million Contingent Convertible Notes Payable were issued in addition to the Convertible Notes Payable purchased in cash by ProFrac Holdings, LLC as one of the investors in the PIPE.

During 2021, the Company also entered into plans to sell its warehouse facility in Monahans, Texas and its manufacturing facility in Waller, Texas. These facilities were classified as held for sale as of March 31, 2022 and December 31, 2022. Subsequent to December 31, 2021, the Company executed a contract to sell its Waller facility for $4.3 million of gross proceeds and the sale closed on April 18 2022.

Based on our cash and liquid assets, including the transactions during the three months ended March 31, 2022 and subsequent to March 31, 2022 described above and in Note 17, “Subsequent Events”, we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as they become due in the next twelve months. However, the Company cannot guarantee a sufficient level of cash flows in the future. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements reflect all adjustments, in the opinion of management, necessary for fair statement of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The financial statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the SEC regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report. A copy of the 2021 Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The information contained on the Company’s website does not form a part of this Quarterly Report.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
Restricted Cash
The Company’s restricted cash is $40 thousand and $1.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s restricted cash as of March 31, 2022 consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution. The restricted cash balance as of December 31, 2021 included cash maintained in accordance with the credit card program and cash held in escrow of $1.75 million for amounts due under the terms of the legal settlement discussed in Note 11, “Commitments and Contingencies”.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Property and equipment, including ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable, the Company first compares the carrying amount of an asset or asset group to the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset. If the carrying amount of an asset or asset group exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposal of the asset, the Company will determine the fair value of the asset or asset group. The amount of impairment loss recognized is the excess of the asset or asset group’s carrying amount over its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.
Assets to be disposed of are reported as assets held for sale at the lower of the carrying amount or the asset’s fair value less cost to sell and depreciation is ceased. Upon sale or other disposition of an asset, the Company recognizes a gain or loss on disposal measured as the difference between the net carrying amount of the asset and the net proceeds received.
Liability Classified Convertible Notes Payable and Contingent Convertible Notes Payable
The Company accounts for the Convertible Notes Payable issued to the PIPE investors for cash proceeds, which is discussed in Note 1 and Note 8, at amortized cost pursuant to FASB ASC Topic 470, Debt.
The Company accounts for the Contingent Convertible Notes Payable issued as consideration for the ProFrac Agreement, which is discussed in Note 8, “Debt and Convertible Notes Payable”, as liability classified convertible instruments in accordance with Financial Accounting Standards Board ASC 718, “Stock Compensation” (“ASC 718”). Under ASC 718, liability classified convertible instruments are measured at fair value at the grant date and at each reporting date (see Note 9, “Fair Value Measurements”) with the change in fair value included in the consolidated statements of operations.
Fair Value Measurements

The Company categorizes financial assets and liabilities using a three-tier fair value hierarchy, based on the nature of the inputs used to determine fair value. Inputs refer broadly to assumptions that market participants would use to value an asset or liability and may be observable or unobservable. When determining the fair value of assets and liabilities, the Company uses the most reliable measurement available. See Note 9, “Fair Value Measurements.”
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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Use of Estimates

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Significant items subject to estimates and assumptions include the carrying amount and useful lives of property and equipment and intangible assets; property and equipment and intangible asset impairment assessments; stock-based compensation expense; valuation allowances for accounts receivable, inventories, and deferred tax assets; recoverability and timing of the realization of contract assets; and fair value of liability classified contingent convertible notes payable.
Reclassifications
Certain prior year amounts in the unaudited condensed consolidated statement of operations have been reclassified to conform to the current year presentation. In the fourth quarter of 2021, the Company changed its financial statement presentation to report cost of goods sold and gross profit (loss) and eliminated the reporting of operating expenses (excluding depreciation and amortization) on the consolidated statements of operations to conform to customary industry reporting practices. In connection with this change in presentation, the Company reclassified selling costs of $1.7 million to selling, general and administrative expenses which were previously reported in operating expenses for the three months ended March 31, 2021. The reclassifications and change in presentation of the statements of operations did not impact previously recorded loss from operations, net loss or stockholders’ equity.

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”). We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued and Adopted as of March 31, 2022
The FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This standard changes the accounting for convertible instruments by reducing the number of accounting models, amends the requirements for a conversion option to be classified in equity and amends diluted earnings per share calculations for certain convertible debt instruments. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, with early adoption allowed for fiscal years beginning after December 15, 2020. The Company has adopted this standard as of January 1, 2022, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures but will have an impact on the future issuances of convertible instruments and contracts in the Company’s equity.

The FASB issued ASU No. 2021-10, “Government Assistance (Topic 832); Disclosures by Business Entities about Government Assistance.” This standard provides guidance on disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The pronouncement is effective for fiscals years beginning after December 15, 2021.The Company adopted this standard as of January 1, 2022 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

New Accounting Standards Issued But Not Adopted as of March 31, 2022

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

Note 3 — Revenue from Contracts with Customers
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. In recognizing revenue for products and services, the Company determines the transaction price of purchase orders or contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services can be distinguished in the context of the contract.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue disaggregated by revenue source is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Revenue:
Products (1)	$12,199	$11,082
Services	680	688
	$12,879	$11,770
(1) Product revenues for 2022 include sales to a related party as described in Note 15, “Related Party Transactions.”
Arrangements with Multiple Performance Obligations
The CT and DA segments primarily sell chemicals and equipment recognized at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Additionally, both segments offer various services associated to products sold which includes field services, installation, maintenance, and other functions. For DA, services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. DA has additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, DA may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Subscription-type arrangements were not a material revenue stream in the quarters ended March 31, 2022 and 2021.
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract assets associated with incomplete performance obligations are not material.
Contract Assets
Contract assets represent consideration paid to a ProFrac Services, LLC by the Company in the form of Contingent Convertible Notes Payable issued as an inducement to enter intothe ProFrac Agreement. As consideration for the the economic value of the long-term revenue commitment from ProFrac Agreement as described in Note 1, “Organization and Nature of Operations”, the Company issued $10.0 million in aggregate principal amount of Contingent Convertible Notes Payable to ProFrac Holdings, LLC, under theProFrac Agreement, and which may be converted into shares of common stock of the Company under the terms of the Contingent Convertible Notes Payable described further in Note 8, “Debt and Convertible Notes Payable”.
During the three months ended March 31, 2022, contract assets of $10.6 million was recorded by the Company, as consideration paid to the customer, which included $0.6 million of issuance costs. Under FASB ASC 606, Revenues from Contract with Customers, consideration paid to a customer is accounted for as a reduction of the transaction price of a contract. Accordingly, the Company will amortize the contract assets against the revenues under the ProFrac Agreement over the three-year contract term beginning April 1, 2022. As of March 31, 2022, the Company classified $7.1 million of the contract asset as long term based upon its estimate of the ProFrac Agreement revenues which will not be realized within the first 12 months of the contract. The company’s estimate of the timing of future contract revenues will be evaluated on a quarterly basis throughout the contract term.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Inventories
Inventories are as follows (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$5,474	$5,610
Finished goods	14,544	13,985
Inventories	20,018	19,595
Less reserve for excess and obsolete inventory	(9,875)	(10,141)
Inventories, net	$10,143	$9,454

The provisions recorded in the three months ended March 31, 2022 and 2021 was $0.3 million for the CT segment and nil for the DA segment.
Note 5 — Property and Equipment
Property and equipment are as follows (in thousands):

	March 31, 2022	December 31, 2021
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,356	5,473
Machinery and equipment	6,819	6,843
Furniture and fixtures	540	620
Transportation equipment	878	878
Computer equipment and software	1,175	1,176
Property and equipment	16,174	16,396
Less accumulated depreciation	(11,095)	(11,100)
Property and equipment, net	$5,079	$5,296
Depreciation expense totaled $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
In the third quarter of 2021, the Company committed to plans to sell its warehouse facility in Monahans, Texas and its manufacturing facility in Waller, Texas, in their current condition and as a result the associated assets in the amount of $2.8 million are classified as held for sale as of March 31, 2021 and December 31, 2021. Subsequent to December 31, 2021, the Company executed a contract to sell its Waller facility for $4.3 million of gross proceeds and the sale closed on April 18, 2022 See further discussion in Note 17, Subsequent Events.
Note 6 — Leases
In July 2021, the Company entered into a long-term rental agreement to lease its manufacturing facility in Waller, Texas, for $40 thousand per month for sixty-four months. Rental income recognized during the three months ended March 31, 2022 was $121 thousand and was included in other income in the consolidated statement of operations. As discussed in Note 1, “Organization and Nature of Operations” this facility was sold on April 18, 2022 and the lease agreement between the tenant and the Company terminated.
In August 2021, the company entered into a five-year triple net operating lease agreement to lease its warehouse facility in Monahans, Texas, for $20 thousand per month, and the tenant occupied the warehouse facility in September 2021. Rental income recognized during the three months ended March 31, 2022 was $185 thousand and was included in other income in the consolidated statement of operations.
In March 2022, the Company entered into an agreement with its landlord to terminate the lease on its facility in Calgary, Alberta for a one-time termination fee of $85 thousand. This lease was previously scheduled to continue until 2033, and due to its early termination, the Company recorded a gain on lease termination from the reduction of lease liabilities and ROU assets of $0.6 million that is included in the consolidated statements of operations during the three months ended March 31, 2022.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease expense	$228	$238
Finance lease expense:
Amortization of right-of-use assets	4	4
Interest on lease liabilities	3	3
Total finance lease expense	7	7
Short-term lease expense	124	69
Total lease expense	$359	$314

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$(375)	$(372)
Operating cash flows from finance leases	(10)	(3)
Financing cash flows from finance leases	(3)	(14)
Maturities of lease liabilities as of March 31,2022 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2022 (excluding three months ended March 31, 2022)	$775	$35
2023	1,221	39
2024	1,247	18
2025	1,274	—
2026	1,302	—
Thereafter	4,783	—
Total lease payments	$10,602	$92
Less: Interest	(3,177)	(12)
Present value of lease liabilities	$7,425	$80

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,827	$2,041

Current portion of operating lease liabilities	619	602
Long-term operating lease liabilities	6,806	7,779
Total operating lease liabilities	$7,425	$8,381

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(37)	(33)
Property and equipment, net	$110	$114

Current portion of finance lease liabilities	$33	$41
Long-term finance lease liabilities	47	53
Total finance lease liabilities	$80	$94

Weighted Average Remaining Lease Term
Operating leases	8.9 years	9.1 years
Finance leases	2.7 years	2.9 years

Weighted Average Discount Rate
Operating leases	8.9%	8.9%
Finance leases	8.9%	8.9%
Note 7 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	March 31, 2022	December 31, 2021
Severance costs	$2,584	$2,581
Loss on purchase commitments (Note 11)	—	1,750
Payroll and benefits	993	1,054
Legal costs	885	1,013
Contingent liability for earn-out provision	702	608
Deferred revenue, current	567	528
Taxes other than income taxes	304	241
Other	712	1,221
Total current accrued liabilities	$6,747	$8,996
Note 8 — Debt and Convertible Notes Payable

In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In connection with the acquisition of JP3 in May 2020, the Company assumed a PPP loan of $0.9 million obtained by JP3 (the “JP3 PPP loan”) in April 2020 prior to its acquisition by Flotek. The PPP loans

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
had a fixed interest rate of 1% and originally a two-year term, maturing in April and May 2022, respectively. No payments of principal or interest were required during the three months ended March 31, 2022 and 2021.

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

In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025.

The Company has submitted to the SBA for forgiveness of substantially all of the Flotek PPP loan but as of March 31, 2022 and as of the date of this filing, the Company has not received a forgiveness notice. If the loan is not forgiven, monthly payments will be due over the remaining term of the loan upon notice that it will not be forgiven. Denial of the forgiveness of the Flotek PPP loan will negatively impact the Company’s liquidity as discussed in Note 1, “Organization and Nature of Operations”.

Long-term debt, including current portion, is as follows (in thousands):

	March 31, 2022	December 31, 2021
Flotek PPP loan	$4,788	$4,788
Less current maturities	(1,553)	(1,436)
Total long-term debt, net of current portion	$3,235	$3,352

On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction on February 2, 2022, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $19.5 million. The investors are ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrue paid-in-kind interest at a rate of 10% per annum, have a maturity of one year, and are converted into common stock of Flotek (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705. On March 21, 2022, $3.0 million of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into approximately 2.8 million shares of common stock. As of March 31, 2022, the Convertible Notes Payable are recorded at carrying value of $17.6 million, including accrued paid-in-kind interest of $0.3 million, and net of unamortized issuance costs of $0.8 million. The estimated fair value of the Convertible Notes Payable at March 31, 2022 was $25.5 million, estimated using a Monte Carlo simulation model.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”), a subsidiary of ProFrac Holdings LLC, in exchange for $10 million in aggregate principal amount of Contingent Convertible Notes Payable under the same terms as the Convertible Notes Payable issued in the PIPE transaction. Under the ProFrac Agreement, ProFrac Services, LLC is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC. If minimum volumes are not achieved in any given year, ProFrac shall pay to the company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate Purchase Price of the quantity of Products comprising the Minimum Purchase Obligation and (ii) the actual purchased volume during such calendar year.

On February 2, 2022, the Company also entered into a Master Transaction Agreement with ProFrac Holdings, LLC (the “Master Transaction Agreement”) which supplements the terms of the ProFrac Agreement and provides that if ProFrac does not perform their purchase obligations under the ProFrac Agreement, the Company shall have the right, but not the obligation, to repurchase a percentage of the Contingent Convertible Notes Payable, or a percentage of the securities issued pursuant to the conversion of the Contingent \Convertible Notes Payable if applicable, for aggregate consideration of $1.00, as follows: (a) 0% if the aggregate amount of payments required to be paid to the Company under the terms of the ProFrac Agreement in respect to the first three years of the term have been paid prior to termination of the ProFrac Agreement; (b) 33% if the aggregate amount of payments required to be paid to the Company under the terms of the ProFrac Agreement in respect to the first two years of the term have been paid prior to termination of the ProFrac Agreement; (c) 66% if the aggregate amount of payments required to be paid to the Company under the terms of the ProFrac Agreement in respect to the first one years of the term have been paid prior to termination of the ProFrac Agreement; (d) 100% if the aggregate amount of payments required to be paid to the Company under the terms of the ProFrac Agreement in respect to the first year of the term have not been paid prior to termination of the ProFrac Agreement. The foregoing repurchase provisions will terminate as of the closing of the ProFrac transaction as described further in Note 1, “Organization and Nature of Operations”.

The Contingent Convertible Notes Payable are accounted for as liability classified convertible instruments, and were initially recorded at fair value of $10.0 million on the issuance date and remeasured to fair value of $14.1 million as of March 31, 2022 (see Note 9, “Fair Value Measurements”).

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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accrued liabilities and accounts payable approximate fair value due to the short-term nature of these accounts. The carrying amount of the Flotek PPP loan approximates its fair value as of March 31, 2022 and December 31, 2021.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				March 31,				December 31,
	Level 1	Level 2	Level 3	2022	Level 1	Level 2	Level 3	2021
Contingent earnout consideration	$—	$—	$702	$702	$—	$—	$608	$608
Contingent convertible notes	$—	$—	$14,050	$14,050	$—	$—	$—	$—
Total	$—	$—	$14,752	$14,752	$—	$—	$608	$608
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of March 31, 2022 and December 31, 2021. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.
The key inputs into the Monte Carlo simulation used to estimate the fair value the earn-out provision were as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.45%	1.02%
Expected volatility	90.0%	90.0%
Term until liquidation (years)	3.13	3.38
Stock price	$1.26	$1.13
Discount rate	7.86%	6.71%
The Contingent Convertible Notes Payable were measured at fair value at issuance and on a recurring basis. The Contingent Convertible Notes Payable had an initial fair value of $10.0 million on February 2, 2022. The Contingent Convertible Notes Payable were classified as Level 2 at the initial measurement due to the use of a quoted price for a similar liability, and classified as Level 3 as of March 31, 2022 due to the use of unobservable inputs. The estimated value of the Contingent Convertible Notes Payable as of March 31, 2022 was valued using a Monte Carlo simulation with inputs such as the market trading price of the Company’s common stock, the expected volatility of the Company’s stock price based on historical trends, a risk-free rate of interest based on US Treasury note rates and the term of the debt, the time to liquidation based on the maturity date of the notes, and a discount rate based on a review of bond yield data for bonds with a CCC+ credit rating which would be supportable by the Company’s financial ratios.
The key inputs into the Monte Carlo simulation used to estimate the fair value the Contingent Convertible Notes Payable as of March 31, 2022 were as follows:

March 31, 2022
Risk-free interest rate	1.63%
Expected volatility	90.0%
Term until liquidation (years)	0.84
Stock price	$1.26
Discount rate	7.2%
Assets Measured at Fair Value on a Nonrecurring Basis

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s non-financial assets, including property and equipment and operating lease right-of-use assets, are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company estimated the fair value of the remaining stock performance earn-out provision as of March 31, 2022 and 2021 and adjusted the estimated fair value of the contingent liability to $0.7 million and $1.1 million, respectively. The Company records changes in the fair value of the contingent consideration and achievement of performance targets in cost of goods sold.
The Company estimated the initial fair value of $10.0 million of the Contingent Convertible Notes Payable on February 2, 2022, by reference to the cash purchase price paid by third party investors for equivalent notes issued simultaneously by the Company. . The Company adjusted the estimated fair value of the Contingent Convertible Notes Payable to $14.1 million as of March 31, 2022.
The following table presents the changes in the assets and liabilities measured at fair value on a recurring basis classified as Level 3 (in thousands):

	Three months ended March 31,
	2022	2021

Balance - beginning of period	$608	$1,416
Transfer of contingent convertible notes payable from Level 2	10,000	—
Increase in principle of convertible notes for paid-in-kind interest	158	—
Change in fair value of contingent earnout consideration	94	(335)
Change in fair value of contingent convertible notes payable	3,892	—
Balance - end of period	$14,752	$1,081
Note 10 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.1	(0.1)
Non-U.S. income taxed at different rates	0.2	0.6
Increase (reduction) in tax benefit related to stock-based awards	(0.1)	0.1
Increase in valuation allowance	(20.8)	(21.7)
Permanent differences	(0.4)	—
Effective income tax rate	—%	(0.1)%

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Commitments and Contingencies
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Stockholders’ Equity
During the first quarter 2021, the Company identified 0.6 million shares that were improperly included in the December 31, 2020 issued share count, and the Company adjusted the issued share count presented on the statement of stockholders’ equity. This adjustment was not material to the March 31, 2021 consolidated financial statements or basic and diluted earnings per share.
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
Potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2022 and 2021, since including them would have an anti-dilutive effect on loss per share due to the net loss incurred during the periods. Securities convertible into shares of common stock that were not considered in the diluted loss per share calculations were notes payable convertible into 26.3 million shares, 0.8 million restricted stock units and 4.3 million stock options for the three months ended March 31, 2022, and 0.4 million restricted stock units and 3.0 million stock options for the three months ended March 31, 2021.
Note 14 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Supplemental cash flow information:
Interest paid	$5	$6
Income taxes received	—	(351)
Non cash financing and investing activities:
Issuance of convertible notes payable as consideration for customer contract	10,000	—
Conversion of convertible notes payable to common stock	2,949	—
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
In October 2019, an amendment to the employment agreement of Mr. Chisholm was executed, giving the Company the contractual right of offset for any amounts owed by Mr. Chisholm to the Company for the IRS matter, and giving the Company the right to withhold payments to Mr. Chisholm equal to amounts reasonably estimated to potentially become due to the Company by the affiliated companies for the IRS matter from any amounts owed under the employment agreement. At December 31, 2019, the Company netted the related party receivable against the severance payable and recorded $1.8 million for potential liability to the IRS. On January 5, 2020, Mr. Chisholm ceased to be an employee of the Company. In September 2020, the Company informed Mr. Chisholm it would cease payment of future severance.
During first quarter of 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of March 31, 2022 and December 31, 2021, the receivable from Mr. Chisholm was $1.4 million, which equaled the payable to the IRS and netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mr. Ted D. Brown has been a Director of the Company since November of 2013 and has been the President and CEO of Confluence Resources LP (“Confluence”), a private oil and gas exploration and production company formed in 2016. For the three months ended March 31, 2022, the Company’s revenues for chemical sales to Confluence was $1.4 million. As of March 31, 2022 and December 31, 2021, Confluence owed $1.4 million and $1.3 million respectively to the Company which is recorded in account receivables on the consolidated balance sheet.
During the three months ended March 31, 2022, the Company’s revenues from chemical sales to ProFrac was $1.1 million. These revenues were not pursuant to the ProFrac agreement discussed in Note 1, “Organization and Nature of Operations”. There were no revenues from ProFrac during the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, ProFrac owed $1.1 million and $0, respectively which is recorded in account receivables on the consolidated balance sheet.
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

Chemistry Technologies. The CT segment includes green specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies and performance throughout the life cycle of their wells, helping customers improve their ESG and operational goals. This segment also includes a portfolio of specialty chemical products to address the long-term challenges of in the janitorial, sanitization, food services, and adjacent markets. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended March 31,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2022
Revenue from external customers	$9,311	$1,071	$—	$10,382
Revenue from related party	2,497	—	—	2,497
Loss from operations	(6,057)	(808)	(3,419)	(10,284)
Depreciation and amortization	178	16	1	195
Additions to long-lived assets	—	—	—	—

2021
Revenue from external customers	$10,302	$1,468	$—	$11,770
Revenue from related party	—	—	—	—
Loss from operations	(3,589)	(292)	(4,362)	(8,243)
Depreciation and amortization	292	15	—	307
Additions to long-lived assets	19	—	—	19

Assets of the Company by reportable segments are as follows (in thousands):

	March 31, 2022	December 31, 2021
Chemistry Technologies	$33,476	$34,387
Data Analytics	5,915	7,329
Corporate and Other	32,827	8,528
Total assets	$72,218	$50,244
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended March 31,
	2022	2021
U.S.	$10,334	$9,661
UAE	1,311	1,103
Other countries	1,234	1,006
Total revenue	$12,879	$11,770
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

Three months ended March 31,	Chemistry Technologies	% of Total Revenue
2022
Customer A	$—	—%
Customer B	2,607	20.2%
Customer C (Related Party)	1,389	10.8%

2021
Customer A	$3,029	25.7%
Customer B	2,849	24.2%

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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 — Subsequent Events

We have evaluated the effects of events that have occurred subsequent to March 31, 2022, and there have been no material events that would require recognition in the 2022 interim financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”), a subsidiary of ProFrac Holdings LLC (“ProFrac Holdings”), in exchange for $10 million of convertible notes under the same terms as the convertible notes issued in the PIPE transaction. Under the ProFrac Agreement, ProFrac Services, LLC (“ProFrac Services”) is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of their hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services. ProFrac Services shall pay to the company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate Purchase Price of the quantity of Products comprising the Minimum Purchase Obligation during such calendar year. The term of the ProFrac Agreement is three years starting April 1, 2022. In connection with the ProFrac Agreement, the Company also granted ProFrac Holdings LLC. the right to designate two nominees to serve on Flotek’s board of directors.

On February 16, 2022, the Company entered into a transaction with ProFrac Holdings, LLC that once closed, would expand the ProFrac Agreement to a term of ten years and to increase ProFrac Services’ minimum purchase obligation for each year to the greater of 70% of ProFrac Services’ requirements and a baseline measured by ProFrac Services’ first 30 hydraulic fracturing fleets deployed. Closing of the transaction is subject to customary closing conditions, including a stockholder vote as described below. As part of the transaction, at closing of the amended agreement Flotek would (a) issue to ProFrac $50 million in principal amount of 10% PIK notes convertible into Flotek’s common stock with a maturity of one year, and (b) grant ProFrac the right to designate two additional nominees to Flotek’s board of directors, for a total of four out of seven directors. Conversion price of the convertible notes will be $1.088125 per share under certain conditions prior to maturity, or $0.8705 per share at maturity. The convertible notes contain other terms and conditions similar to the convertible notes issued to ProFrac on February 2, 2022.

On May 9, 2022, the Company held a special meeting of stockholders to approve this transaction. Stockholders were also asked to approve permitting the Board to increase the authorized common stock of the Company and a reverse split of the Company’s common stock, in each case to facilitate the issuance of the additional 10% PIK notes. All proposals at the meeting passed, and the Company expects to close the transactions with ProFrac during the second quarter of 2022. The Company is evaluating its expected working capital needs in order to facilitate the ramp in activity after closing of the contract extension.

Subsequent to December 31, 2021, the Company entered into a contract to sell the Waller manufacturing facility for proceeds of $4.3 million, which closed on April 18, 2022. This will result in an estimated gain on sale of the Waller facility of $1.9 million that will be reflected in the consolidated financial statements for the three and six months ended June 30, 2022 and the cessation of rental income from this facility due to the subsequent termination of the lease agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Annual Report on Form 10-K for year-end December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the consolidated financial statements and accompanying notes included herein.
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

Customers using this technology have obtained significant benefits including additional profits by enhancing operations in crude/condensates stabilization, blending operations, reduction of transmix, increasing efficiencies and optimization of gas plants, and ensuring product quality while reducing giveaways i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing their carbon footprint e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants. We have developed a new line of Verax analyzers for deployment internationally which was recently certified for compliance in hazardous locations and harsh weather conditions.

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
Energy
We expect North American and International onshore activity to continue to improve throughout 2022 from first quarter levels for the next nine months provided that commodity prices remain at or above current levels. The strongest potential growth throughout 2022 will likely comes from private, rather than publicly traded exploration and production companies. Private exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect the private companies to increase activity and publicly traded companies to have modest spending increases in the year ahead. Additionally, we have reestablished our ability to sell product through other service companies and believe sales through indirect channels should accelerate in 2022.

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

Digital Analytics

The use of data and digital analytics is a growing trend in all industries where technology is leveraged to analyze large datasets of operational information to improve performance, as well as for predictive maintenance, advanced safety measures and reduced environmental impact of operations. Verax has gained a foothold in North American markets for critical applications where compositional information is needed in real-time. The technology delivers real-time insight on valuable operations data like vapor pressure, boiling point, flash point, octane level, API gravity, viscosity, BTU and more, simultaneously. We continue to work with our customers to identify further facilities and applications where our technology has the highest value. We expect to open and establish our international customer base with our new generation of internationally certified online analyzers. The new analyzers are specifically designed to withstand routine exposure to extreme outdoor environments, ambient temperatures up to 55°C/131°F and sandstorm pollution common to important international environments. We anticipate international sales to increase over the next twelve months because of the newly certified equipment. To drive recurring revenue, we continue to build on the modular nature of our sensor and analysis packages with new data processing techniques that enhance the value of our installations. AIDA (Automated Interface Detection Algorithm) provides real-time detection of interfaces in a liquids pipeline without the need for additional sampling or chemometric modeling. The application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces within 60 seconds. This allows operators to cut batches quickly and accurately, reduce transmix and minimize off-spec product that requires downgrades.

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

Supply Chain

During 2020 and 2021 challenging supply chain issues emerged that “are already continuing into 2022” according to Secretary of Transportation Peter Buttigieg. The anticipated activity increases will strain supply chains generally. The principal supply issues facing our industry for the next twelve months will include:
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

Weather

During the first three months of 2022 there were no major weather events that had a material impact on first quarter results.

COVID-19

The impacts of COVID-19 continue to affect the U.S. and global economy. We believe our protocols and processes established to maintain business continuity with COVID-19 have proven robust enough to diminish concern about business disruption unless new variants emerge. The resumption of travel has begun to accelerate and we estimate that in person customer visits that began in earnest during the first quarter of 2022 will continue to accelerate.
Consolidated Results of Operations (in thousands)

	Three months ended March 31,
	2022	2021
Revenue
Revenue from external customers	$10,382	$11,770
Revenue from related party	2,497	—
Total revenues	12,879	11,770
Cost of goods sold	13,358	12,080
Cost of good sold %	103.7%	102.6%
Gross profit (loss)	(479)	(310)
Gross profit (loss) %	(3.7)%	(2.6)%
Selling general and administrative	4,879	6,082
Selling general and administrative %	37.9%	51.7%
Depreciation and amortization	195	307
Research and development	1,415	1,542
Loss on sale of property and equipment	8	2
Gain on lease termination	(584)	—
Change in fair value of convertible notes payable	3,892
Loss from operations	(10,284)	(8,243)
Operating margin %	(79.9)%	(70.0)%
Interest and other income, net	(444)	(51)
Loss before income taxes	(10,728)	(8,294)
Income tax benefit/ (expense)	4	(6)
Net Loss	$(10,724)	$(8,300)
Net loss %	(83.3)%	(70.5)%

Consolidated revenue for the three months ended March 31, 2022, increased $1.1 million, or 9.4%, versus the same period of 2021. Revenue during the three months ended March 31, 2022 reflected an increase of revenue in the CT segment of $1.5 million driven by the impacts of industry consolidation of customers and increased related party activity, see further discussion in Note 15, “Related Party Transaction”. This increase was partially offset by a decrease in revenue in the DA segment of $0.4 million due to one-time orders from customers in the three months ended March 31, 2021 not repeated in 2022.

Consolidated cost of goods sold for the three months ended March 31, 2022, increased $1.3 million, or 10.6% versus the same period of 2021 primarily attributable to the increase in revenue with the change in margin being due to sales mix.

Selling general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A expenses for the three months ended March 31, 2022, decreased $1.2 million, or 19.8%, versus the same period of 2021.

SG&A expenses decreased as a result of a reduction in professional fees due to a decrease in contract labor and consulting and, legal fees partially offset by increased advisor fees relating to work around the ProFrac/PIPE deal and other items. Corporate marketing costs also decreased primarily due to nonrecurring marketing fees and other initiatives.
Depreciation and amortization expense decreased $0.1 million, or 36.4% for the three months ended March 31, 2022, versus the same period of 2021 The decrease is as a result of asset disposals and the reclassification of assets relating to the Monahans, Texas and Waller, Texas facilities to assets held for sale in 2021.
Research and development (“R&D”) costs decreased $0.1 million, or 8.2% for the three months ended March 31, 2022, versus the same period of 2021 due to lower personnel costs as a result of our reduction in workforce and lower non-labor cost primarily from the re-negotiation of a contract which resulted in a credit for past expenses taken.

Loss from operations worsened by $2.0 million, or 24.8% for the three months ended March 31, 2022, versus the same period in 2021. The loss from operations increase is primarily a result of the revaluation of the convertible note payable partly offset by a gain from lease termination of $0.6 million, increased revenue and the reduction in expenses for SG&A, depreciation and amortization and R&D described above.
Loss before income taxes for the three months ended March 31, 2022, was impacted by interest charges of $0.4 million versus $0.05 million for the same period in 2021.
The Company’s income tax benefit for the three months ended March 31, 2022 and expense for the same period in 2021 was minimal.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended March 31,
	2022	2021
Revenue	$11,808	$10,302
Loss from operations	(6,057)	(3,589)
CT revenue for the three months ended March 31, 2022, increased $1.5 million compared to 2021. The increase in revenue during 2022 compared to 2021 was driven by impacts from industry consolidation and increased related party activity, see further discussion in Note 15, “Related Party Transaction”. While the pandemic continued to weigh on economic activity in 2021, global supply and demand has steadily normalized through the second half of 2021 and into 2022.
Loss from operations for the CT segment for the three months ended March 31, 2022, worsened $2.4 million, or (68.8)% compared to 2021. The reduction is a result of the revaluation of the convertible note of $3.9 million. Excluding the revaluation of the note there was an overall improvement. The improvement in loss from operations is due to increased revenues, lower personnel costs due to reduced headcount and lower rental fees for International Organization for Standardization (ISO) tanks. The improvement in loss from operations was partially offset by an increase in the bad debt provision.
Data Analytics Results of Operations:

	Three months ended March 31,
	2022	2021
Revenue	$1,071	$1,468
Loss from operations	(808)	(292)

DA revenue for the three months ended March 31, 2022, decreased $0.4 million compared to the same period in 2021 due to one time orders not repeated in 2022. Loss from operations for the DA segment for the three months ended March 31, 2022 worsened by $0.5 million or 176.7% compared to the same period in 2021. The worsening loss from operations is primarily the result of the decrease in revenues and the fair value adjustment of the JP3 earnout.

Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the first three months of 2022, the Company funded working capital requirements with proceeds from convertible notes of $20.0 million and cash on hand.
As of March 31, 2022, the Company had available cash and cash equivalents of $24.8 million, as compared to $11.5 million at December 31, 2021. During the three months ended March 31, 2022, the Company had an operating loss of $10.7 million, $8.5 million of cash used in operating activities and $20.0 million of cash provided by financing activities. Cash provided by investing activities was minimal.
Liquidity
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to debt and equity financing. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in operations in the following year. Uncertainty surrounding the long- term stability and strength of the oil and gas markets, or reduced spending by our customers could have a further negative impact on our liquidity
On February 2, 2022, the Company completed a Private Investment in Public Equity (PIPE) transaction with a consortium of investors, including with related parties, through the issuance of $21.2 million in aggregate principal amount of convertible notes that resulted in net cash proceeds of approximately $19.5 million. Also, on February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”) upon issuance of $10 million in aggregate principal amount of convertible notes. Under the ProFrac Agreement, ProFrac Services, LLC is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of their hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC. If minimum volumes are not achieved in any given year, the Company receives liquidated damages equal to 25% of the difference between (i) the aggregate Purchase Price of the quantity of Products comprising the Minimum Purchase Obligation and (ii) the actual purchased volume during such calendar year. The term of the ProFrac Agreement is three years starting on April 1, 2022.
The Company also sold and its manufacturing facility in Waller, Texas. These facilities were classified as held for sale as of March 31, 2022. Subsequent to March 31, 2022, the Company executed a contract to sell its Waller facility for $4.3 million of gross proceeds. The sale closed in April 2022.
Based on our cash and liquid assets, including the transactions subsequent to March 31, 2022 described above and in Note 17 - “Subsequent Events”, we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next 12 months. However the Company cannot guarantee a sufficient level of cash flows in the future.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(8,474)	$(5,265)
Net cash provided by (used in) investing activities	24	(17)
Net cash provided by (used in) financing activities	19,993	(81)
Effect of changes in exchange rates on cash and cash equivalents	8	23
Net change in cash, cash equivalents and restricted cash	$11,551	$(5,340)
Operating Activities
Net cash used in operating activities was $8.5 million and $5.3 million during the three months ended March 31, 2022 and 2021, respectively. Consolidated net loss for the three months ended March 31, 2022 and 2021, were $10.7 million and $8.3 million, respectively.

During the three months ended March 31, 2022, non-cash adjustments to net income totaled $5.6 million as compared to $1.2 million for the same period of 2021.
•For the three months ended March 31, 2022, non-cash adjustments included $3.9 million for the change in fair value of convertible notes, $0.7 million stock compensation expense, $0.5 million PIK interest expense, $0.2 million provision for doubtful accounts and $0.2 million for depreciation. A benefit of $0.6 million was included for the gain on lease termination.
•For the three months ended March 31, 2021, non-cash charges included $0.3 million for depreciation, and a $0.3 million decrease in the fair value of contingent consideration.
During the three months ended March 31, 2022, changes in working capital used $3.3 million of cash as compared to providing $1.9 million for the same period of 2021.
•For the three months ended March 31, 2022, changes in working capital resulted primarily from a decrease in accrued liabilities of $2.6 million partially due to payment of the ADM Settlement (Note 11) and an increase in inventories of $1.0 million.
•For the three months ended March 31, 2021 the cash provided by working capital primarily resulted from routine operations, including a reduction in accounts receivable and other current assets totaling $0.5 million combined with an increase of accounts payable of $0.7 million, partially offset by a decrease in accrued liabilities of $0.3million.
Investing Activities
Net cash from investing activities for the three months ended March 31, 2022 and 2021 was negligible.
Financing Activities
Net cash provided by financing activities was $20.0 million for the three months ended March 31, 2022, primarily from the proceed from the issuance of convertible notes. Net cash used in financing activities was $0.1 million for the three months ended March 31, 2021, primarily from purchases of common stock related to tax withholding requirements.
Off-Balance Sheet Arrangements

There have been no transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose entities” (“SPEs”), established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2022, the Company was not involved in any unconsolidated SPEs.

The Company has not made any guarantees to customers or vendors nor does the Company have any off-balance sheet arrangements or commitments that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, change in financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors other than the long term terpene agreement discussed in Note 11 - Commitments and Contingencies
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates, commodity prices and foreign currency exchange rates. There have been no material changes to the quantitative or qualitative disclosures about market risk set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report.

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting disclosure controls and processes were effective as of March 31, 2022

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Litigation

There are no material changes since the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Disclosures in Note 8, “Debt and Convertible Notes Payable”, and Note 17, “Subsequent Events”, of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 are incorporated by reference hereto.

Issuer Purchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended March 31, 2022, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1, 2022 to January 31, 2022	5,853	$1.11
February 1, 2022 to February 28, 2022	2,471	0.82
March 1, 2021 to March 31, 2022	28,206	1.41
Total	36,530
(1)     The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.
Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item  6. Exhibits

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on March 16, 2021).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
10.1
Note Purchase Agreement, dated February 2, 2022, by and among Flotek Industries, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 4, 2022).

10.2
Registration Rights Agreement, dated February 2, 2022 by and among Flotek Industries, Inc. and the Purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 4, 2022).

10.3
Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC, dated February 2, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 4, 2022).

10.4
Master Transaction Agreement between Flotek Industries, Inc. and ProFrac Holdings, LLC, dated February 2, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 4, 2022).

10.5	***
Securities Purchase Agreement dated February 16, 2022 by and between Flotek Industries, Inc. and ProFrac Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 22, 2022).

31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-Q.
**		Furnished with this Form 10-Q, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLOTEK INDUSTRIES, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
President, Chief Executive Officer and Chairman of the Board
Date: May 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ John W. Gibson Jr. John W. Gibson, Jr.	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	May 16, 2022
/s/ Michael E. Borton Michael E. Borton	Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2022