Form 10-Q
period 2022-06-30
FLOTEK INDUSTRIES INC/CN/
filed 2022-08-11
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-13270

FLOTEK INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0023731
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8846 N. Sam Houston Parkway W. Houston,TX	77064
(Address of principal executive offices)	(Zip Code)
(713) 849-9911
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTK	New York Stock Exchange

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At August 10, 2022, there were 76,597,249 outstanding shares of the registrant’s common stock, $0.0001 par value.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC, UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$33,084	$11,534
Restricted cash	40	1,790
Accounts receivable, net of allowance for doubtful accounts of $514 and $659 at June 30, 2022 and December 31, 2021, respectively	11,747	13,297
Accounts receivable, related party	11,603	—
Inventories, net	13,249	9,454
Other current assets	4,000	3,762
Current contract assets	6,260	—
Assets held for sale	535	2,762
Total current assets	80,518	42,599
Property and equipment, net	4,819	5,296
Operating lease right-of-use assets	1,771	2,041
Deferred tax assets, net	283	279
Other long-term assets	17	29
Long term contract assets	76,063	—
TOTAL ASSETS	$163,471	$50,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,771	$7,616
Accrued liabilities	7,115	8,996
Income taxes payable	103	4
Interest payable	106	82
Current portion of operating lease liabilities	636	602
Current portion of finance lease liabilities	34	41
Current portion of long-term debt	1,690	1,436
Convertible notes payable	18,323	—
Contract consideration convertible notes payable	67,220	—
Total current liabilities	114,998	18,777
Deferred revenue, long-term	84	91
Long-term operating lease liabilities	6,695	7,779
Long-term finance lease liabilities	38	53
Long-term debt	3,098	3,352
TOTAL LIABILITIES	124,913	30,052
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 140,000,000 shares authorized; 82,884,690 shares issued and 76,773,333 shares outstanding at June 30, 2022 ; 79,483,837 shares issued and 73,461,203 shares outstanding at December 31, 2021	8	8
Additional paid-in capital	386,310	363,417
Accumulated other comprehensive income	176	81
Accumulated deficit	(313,698)	(309,214)
Treasury stock, at cost; 6,111,357 and 6,022,634 shares at June 30, 2022 and December 31, 2021 , respectively	(34,238)	(34,100)
Total stockholders’ equity	38,558	20,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,471	$50,244
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Revenue from external customers	$12,824	$9,165	$23,206	$20,935
Revenue from related party	16,549	—	19,046	—
Total revenues	29,373	9,165	42,252	20,935
Cost of goods sold	31,678	10,775	45,036	22,853
Gross loss	(2,305)	(1,610)	(2,784)	(1,918)
Operating costs and expenses:
Selling, general, and administrative	7,431	4,203	12,310	10,287
Depreciation of property and equipment	182	253	377	560
Research and development	1,115	1,466	2,530	3,008
Gain on sale of property and equipment	(1,914)	(71)	(1,906)	(69)
Gain on lease termination	—	—	(584)	—
Change in fair value of contract consideration convertible notes payable	(17,158)	—	(13,266)	—
Total operating costs and expenses	(10,344)	5,851	(539)	13,786
Income (loss) from operations	8,039	(7,461)	(2,245)	(15,704)
Other income (expense):
Paycheck protection plan loan forgiveness	—	881	—	881
Interest expense	(1,597)	(17)	(2,265)	(35)
Other income (expense)	(104)	72	120	39
Total other income (expense)	(1,701)	936	(2,145)	885
Income (loss) before income taxes	6,338	(6,525)	(4,390)	(14,819)
Income tax expense	(98)	(21)	(94)	(27)
Net income (loss)	$6,240	$(6,546)	$(4,484)	$(14,846)

Income (loss) per common share:
Basic	$0.08	$(0.09)	$(0.06)	$(0.22)
Diluted	$(0.05)	$(0.09)	$(0.12)	$(0.22)

Weighted average common shares:
Weighted average common shares used in computing basic loss per common share	74,861	69,531	73,476	69,001
Weighted average common shares used in computing diluted loss per common share	124,335	69,531	107,086	69,001

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$6,240	$(6,546)	$(4,484)	$(14,846)
Other comprehensive income (loss):
Foreign currency translation adjustment	87	(17)	95	32
Comprehensive income (loss)	$6,327	$(6,563)	$(4,389)	$(14,814)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,484)	$(14,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(134)	(302)
Change in fair value of contract consideration convertible notes payable	(13,266)	—
Amortization of convertible note issuance cost	414	—
Paid-in-kind interest expense	1,819	—
Amortization of contract assets	737	—
Depreciation and amortization	377	560
Provision for doubtful accounts, net of recoveries	87	(1)
Provision for excess and obsolete inventory	769	580
Gain on sale of property and equipment	(1,906)	(69)
Gain on lease termination	(584)	—
Non-cash lease expense	112	163
Stock compensation expense	1,591	1,750
Deferred income tax (benefit) expense	(5)	10
Paycheck protection plan loan forgiveness	—	(881)
Changes in current assets and liabilities:
Accounts receivable	(10,141)	1,995
Inventories	(4,521)	(222)
Income taxes receivable	7	207
Other current assets	(244)	(672)
Contract asset, net	(3,600)	—
Other long-term assets	12	541
Accounts payable	12,154	801
Accrued liabilities	(2,924)	(1,048)
Operating lease liabilities	(308)	—
Income taxes payable	99	168
Interest payable	24	24
Net cash used in operating activities	(23,915)	(11,242)
Cash flows from investing activities:
Capital expenditures	(5)	(31)
Proceeds from sale of assets	4,194	74
Net cash provided by investing activities	4,189	43
Cash flows from financing activities:
Proceeds from issuance of convertible notes	21,150	—
Payment of issuance costs of convertible notes	(1,084)	—
Proceeds from issuance of warrants	19,500	—
Payments to tax authorities for shares withheld from employees	(138)	(78)
Proceeds from issuance of stock	24	—
Purchase from sale of common stock	—	(166)
Payments for finance leases	(21)	(29)
Net cash provided by (used in) financing activities	39,431	(273)
Effect of changes in exchange rates on cash and cash equivalents	95	(31)
Net change in cash, cash equivalents and restricted cash	19,800	(11,503)
Cash and cash equivalents at the beginning of period	11,534	38,660
Restricted cash at the beginning of period	1,790	664
Cash and cash equivalents and restricted cash at beginning of period	13,324	39,324
Cash and cash equivalents at end of period	33,084	27,781
Restricted cash at the end of period	40	40
Cash, cash equivalents and restricted cash at end of period	$33,124	$27,821
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Six Months Ended June 30, 2022 and 2021
(In thousands of U.S. dollars and shares)

Three months ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2022	82,564	$8	6,073	$(34,159)	$367,104	$89	$(319,938)	$13,104
Net income	—	—	—	—	—	—	6,240	6,240
Foreign currency translation adjustment	—	—	—	—	—	87	—	87
Stock issued under employee stock purchase plan	—	—	(19)	—	24	—	—	24
Restricted stock granted	339	—	—	—	—	—	—	—
Restricted stock forfeited	(3)	—	12	—	—	—	—	—
Stock compensation expense	—	—	—	—	852	—	—	852
Shares withheld to cover taxes	(15)	—	45	(79)	—	—	—	(79)
Issuance of stock warrants, net of transaction fee	—	—	—	—	9,930	—	—	9,930
Equity contribution	—	—	—	—	8,400	—	—	8,400
Balance, June 30, 2022	82,885	$8	6,111	$(34,238)	$386,310	$176	$(313,698)	$38,558

Six months ended June 30, 2022
	Common Stock		Treasury Stock				Additional Paid-in Capital		Accumulated Other Comprehensive Income		Accumulated Deficit		Total Stockholders’ Equity
	Shares Issued	Par Value	Shares		Cost
Balance, December 31, 2021	79,484	$8	6,022		$(34,100)		$363,417		$81		$(309,214)		$20,192
Net loss	—	—	—		—		—		—		(4,484)		(4,484)
Foreign currency translation adjustment	—	—	—		—		—		95		—		95
Stock issued under employee stock purchase plan	—	—	(19)		—		24		—		—		24
Restricted stock granted	626	—	—		—		—		—		—		—
Restricted stock forfeited	(3)	—	20		—		—		—		—		—
Stock compensation expense	—	—	—		—		1,591		—		—		1,591
Shares withheld to cover taxes	(15)	—	88		(138)		—		—		—		(138)
Issuance of stock warrants, net of transaction fee	—	—	—		—		9,930		—		—		9,930
Equity contribution							8,400						8,400
Conversion of notes to common stock	2,793	—	—		—		2,948		—		—		2,948
Balance, June 30, 2022	82,885	$8	6,111	—	$(34,238)	—	$386,310	—	$176	—	$(313,698)	—	$38,558

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Three months ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, March 31, 2021	78,276	$8	5,573	$(33,956)	$360,537	$30	$(286,988)	$39,631
Net loss	—	—	—	—	—	—	(6,546)	(6,546)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Stock issued under employee stock purchase plan	—	—	(26)	(38)	(2)	—	—	(40)
Restricted stock granted	1,465	—	—	—	(7)	—	—	(7)
Restricted stock forfeited	(134)	—	25	54	(54)	—	—	—
Stock compensation expense	—	—	—	—	969	—	—	969
Shares withheld to cover taxes	—	—	56	(77)	(19)	—	—	(96)
Balance, June 30, 2021	79,607	$8	5,628	$(34,017)	$361,424	$13	$(293,534)	$33,894

Six months ended June 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2020	78,669	$8	5,581	$(33,851)	$359,721	$(19)	$(278,688)	$47,171
Net loss	—	—	—	—	—	—	(14,846)	(14,846)
Foreign currency translation adjustment	—	—	—	—	—	32	—	32
Stock issued under employee stock purchase plan	—	—	(84)	(130)	(47)	—	—	(177)
Restricted stock granted	1,684	—	—	—	—	—	—	—
Restricted stock forfeited	(133)	—	30	64	—	—	—	64
Stock compensation expense	—	—	—	—	1,750	—	—	1,750
Shares withheld to cover taxes	—	—	101	(100)	—	—	—	(100)
Other (see Note 13, “Stockholders’ Equity”)	(613)	—	—	—	—	—	—	—
Balance, June 30, 2021	79,607	$8	5,628	$(34,017)	$361,424	$13	$(293,534)	$33,894

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
The Company’s Chemistry Technologies (“CT”) segment develops, manufactures, packages, distributes, delivers, and markets green specialty chemicals that aim to enhance the profitability of hydrocarbon producers and cleans surfaces in both commercial and personal settings to help reduce the spread of bacteria, viruses and germs.
The Company’s Data Analytics (“DA”) segment aims to enable users to maximize the value of their hydrocarbon associated processes by providing analytics associated with their hydrocarbon streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing and allows users to pursue automation of their hydrocarbon streams to maximize their profitability.
The Company’s two operating segments, CT and DA, are both supported by its Research & Innovation advanced laboratory capabilities. For further discussion of our operations and segments, see Note 17, “Business Segment, Geographic and Major Customer Information.”
Sources and Uses of Liquidity
The Company currently funds its operations and growth primarily from cash on hand. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. The availability of adequate capital is dependent on the Company’s operating cash flow, and the availability of and access to debt and equity financing. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in the twelve months subsequent to the date of filing the consolidated financial statements. While we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next twelve months, uncertainty surrounding the stability and strength of the oil and gas markets or reduced spending by our customers could have a further negative impact on our liquidity.

On February 2, 2022, the Company completed a Private Investment in Public Equity (PIPE) transaction with a consortium of investors, including related parties, through the issuance of $21.2 million in aggregate principal amount of 10% convertible notes (the Convertible Notes Payable) that resulted in net cash proceeds of approximately $19.5 million (see Note 9, “Debt and Convertible Notes Payable”).

Also, on February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”) upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC (see Note 9, “Debt and Convertible Notes Payable”). Under the ProFrac Agreement, ProFrac Services, LLC is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC during the term of the ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services LLC shall pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year. The term of the ProFrac Agreement is three years starting on April 1, 2022. These Contract Consideration Convertible Notes Payable were issued in addition to the Convertible Notes Payable purchased in cash by ProFrac Holdings, LLC as one of the investors in the PIPE.

On May 17, 2022, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement” and collectively the “ProFrac Agreements”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”). The ProFrac Agreement was amended to (a) increase ProFrac Services LLC’s minimum purchase obligation for each year to the greater of 70% of ProFrac Services LLC’s requirements and a baseline measured by ProFrac Services LLC’s first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On June 21, 2022, the “Company issued prefunded warrants (the “Prefunded Warrants”) to ProFrac Holdings II, LLC in exchange for $19.5 million in cash (see Note 13, “Stockholders’ Equity”). The Prefunded Warrants will permit ProFrac Holdings II, LLC to purchase 13,104,839 shares of common stock of the Company at an exercise price equal to $0.0001 per share.

On April 18, 2022, the Company sold its Waller facility for $4.3 million of gross proceeds.

Based on our cash and liquid assets, including the transactions during the six months ended June 30, 2022 we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next twelve months. However, the Company cannot guarantee a sufficient level of cash flows in the future. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect all adjustments, in the opinion of management, necessary for fair statement of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The financial statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the SEC regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2021 Annual Report. A copy of the 2021 Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The information contained on the Company’s website does not form a part of this Quarterly Report.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
Restricted Cash
The Company’s restricted cash is $40 thousand and $1.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s restricted cash as of June 30, 2022 consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution. The restricted cash balance as of December 31, 2021 included cash maintained in accordance with the credit card program and cash held in escrow of $1.75 million for amounts due under the terms of the legal settlement discussed in Note 12, “Commitments and Contingencies”.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable arise from product sales and services and are stated at estimated net realizable value. This value incorporates an allowance for doubtful accounts to reflect any loss anticipated on accounts receivable balances. The Company regularly evaluates its accounts receivable to estimate amounts that will not be collected and records the appropriate allowance for doubtful accounts as a charge to operating expenses. The allowance for doubtful accounts is based on a combination of the age of the receivables, individual customer circumstances, credit conditions, and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible. The recovery of accounts receivable previously written off is recorded as a reduction to the allowance for doubtful accounts charged to operating expense.

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
Contract Assets

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s contract assets represent consideration issued in the form of convertible notes to a related party customer in connection with the ProFrac Agreement and the Amended ProFrac Agreement discussed in Note 9, “Debt and Convertible Notes Payable” and other incremental costs related to obtaining the ProFrac Agreements. The contract assets are amortized over the term of the ProFrac Agreements based on forecasted revenues as goods are transferred to the customer and the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations. The contract assets will be tested for recoverability and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the ProFrac Agreements less the direct costs that relate to providing those goods in the future.
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
Convertible Notes Payable and Liability Classified Contract Consideration Convertible Notes Payable
The Company accounts for the Convertible Notes Payable issued to the PIPE investors for cash proceeds, which is discussed in Note 1, “Organization and Nature of Operations” and Note 9, “Debt and Convertible Notes Payable”, at amortized cost pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 470, Debt.
The Company accounts for the Contract Consideration Convertible Notes Payable issued as consideration for the ProFrac Agreement, which are discussed in Note 1, “Organization and Nature of Operations” and Note 9, “Debt and Convertible Notes Payable”, as liability classified convertible instruments in accordance with FASB ASC 718, “Stock Compensation” (“ASC 718”). Under ASC 718, liability classified convertible instruments are measured at fair value at the grant date and at each

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reporting date (see Note 10, “Fair Value Measurements”) with the change in fair value included in the consolidated statements of operations.
Fair Value Measurements

The Company categorizes financial assets and liabilities using a three-tier fair value hierarchy, based on the nature of the inputs used to determine fair value. Inputs refer broadly to assumptions that market participants would use to value an asset or liability and may be observable or unobservable. When determining the fair value of assets and liabilities, the Company uses the most reliable measurement available. See Note 10, “Fair Value Measurements.”
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
Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholders’ equity, except those arising from investments from and distributions to stockholders. The Company’s comprehensive income (loss) includes consolidated net income (loss) and foreign currency translation adjustments.
Research and Development Costs
Expenditures for research activities relating to product development and improvement are charged to expense as incurred.
Income Taxes

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Stock Warrants

The Company evaluated the Pre-funded Warrants in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined that the warrants meet the criteria to be classified within stockholders’ equity, and recorded the proceeds received for the Pre-funded Warrants within additional paid in capital in the consolidated balance sheets.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Actual results could differ from these estimates.
Significant items subject to estimates and assumptions include the useful lives of property and equipment; long lived asset impairment assessments; stock-based compensation expense; valuation allowances for accounts receivable, inventories, and deferred tax assets; recoverability and timing of the realization of contract assets; and fair value of liability classified Contract Consideration Convertible Notes Payable and equity classified Stock Warrants.
Reclassifications
Certain prior year amounts in the unaudited condensed consolidated statement of operations have been reclassified to conform to the current year presentation. In the fourth quarter of 2021, the Company changed its financial statement presentation to report cost of goods sold and gross loss and eliminated the reporting of operating expenses (excluding depreciation and amortization) on the consolidated statements of operations to conform to customary industry reporting practices. In connection with this change in presentation, the Company reclassified selling costs of $1.3 million and $3.1 million to selling, general and administrative expenses which were previously reported in operating expenses for the three and six months ended June 30, 2021 respectively. The reclassifications and change in presentation of the statements of operations did not impact previously recorded income (loss) from operations, net income (loss) or stockholders’ equity.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued and Adopted as of January 1, 2022
The FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This standard changes the accounting for convertible instruments by reducing the number of accounting models, amends the requirements for a conversion option to be classified in equity and amends diluted earnings per share calculations for certain convertible debt instruments. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, with early adoption allowed for fiscal years beginning after December 15, 2020. The Company has adopted this standard as of January 1, 2022, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures as of January 1, 2022 as there were no convertible debt instruments outstanding as of that date but will have an impact on the future issuances of convertible instruments and contracts in the Company’s equity.

The FASB issued ASU No. 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance.” This standard provides guidance on disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The pronouncement is effective for fiscal years beginning after December 15, 2021.The Company adopted this standard as of January 1, 2022 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

New Accounting Standards Issued But Not Adopted as of June 30, 2022

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
Note 3 — Revenue from Contracts with Customers
Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. In recognizing revenue for products and services, the Company determines the transaction price of purchase orders or contracts with customers, which may consist of fixed and variable consideration. Determining the transaction price may require significant judgment by management, which includes identifying performance obligations, estimating variable consideration to include in the transaction price, and determining whether promised goods or services can be distinguished in the context of the contract. Variable consideration typically consists of product returns and is estimated based on the amount of consideration the Company expects to receive and discounts offered to customers for prompt payment.
The majority of the products from the CT segment are sold at a point in time and service contracts are short-term in nature. The DA segment recognizes revenue for sales of equipment at the time of sale. Revenue related to service and support is recognized on an over time basis. The Company bills sales on a monthly basis with payment terms customarily 30-60 days for domestic and 90-120 days for international from invoice receipt. In addition, sales taxes are excluded from revenues.

Disaggregation of Revenue
The Company differentiates revenue based on whether the source of revenue is attributable to product sales (point-in-time revenue recognition) or service revenue (over-time revenue recognition).

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue disaggregated by revenue source is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products (1)	$28,588	$8,444	$40,787	$19,524
Services	785	721	1,465	1,411
	$29,373	$9,165	$42,252	$20,935
(1) Product revenues for 2022 include sales to a related party as described in Note 16, “Related Party Transactions.”
Arrangements with Multiple Performance Obligations
The Company primarily sells chemicals and equipment recognized at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Additionally, the Company offers various services associated to products sold which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements and revenue not yet recognizable is reported under current and long term contract liabilities on the balance sheet. Subscription-type arrangements were not a material revenue stream in the three and six months ended June 30, 2022 and 2021.
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract assets associated with incomplete performance obligations are not material.

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	June 30, 2022	December 31, 2021
Contract assets	83,060	—
Less accumulated amortization	(737)	—
Contract assets, (net)	$82,323	$—
In connection with entering into the ProFrac Agreements on February 2, 2022 and May 17, 2022 as discussed in Note 9, “Debt and Convertible Notes Payable”, we recognized contract assets of $10 million and $69.5 million, respectively, and associated fees of $3.6 million, representing the excess consideration to be given over the three and ten year terms of the contracts over the fair value of the convertible notes we issued. The value to be assigned to the contract asset was estimated based on forecasted volumes and contractual pricing in the agreements. As of June 30, 2022, $76.1 million of the contract assets is classified as long term based upon our estimate of the forecasted revenues from the ProFrac agreements which will not be realized within the first twelve months of the ProFrac Agreements. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis throughout the contract term.
During the three and six months ended June 30, 2022. the Company recognized $0.7 million of contract assets amortization which is presented as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on our current forecasted revenues from the ProFrac Agreements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amortization
2022 (excluding the six months ended June 30, 2022)	$2,655
2023	7,922
2024	8,696
2025	8,696
2026	8,696
Thereafter through May 2032	45,658
Total contract assets	$82,323
Note 5 — Inventories
Inventories are as follows (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$7,807	$5,610
Finished goods	15,124	13,985
Inventories	22,931	19,595
Less reserve for excess and obsolete inventory	(9,682)	(10,141)
Inventories, net	$13,249	$9,454

The provision recorded in the three months ended June 30, 2022 and 2021 was $0.4 million and $0.1 million for the CT segment and $49 thousand and $0.1 million for the DA segment, respectively. The provision recorded in the six months ended June 30, 2022 and 2021 was $0.7 million and $0.4 million for the CT segment and $49 thousand and $0.1 million for the DA segment, respectively.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	June 30, 2022	December 31, 2021
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,356	5,473
Machinery and equipment	6,686	6,843
Furniture and fixtures	545	620
Transportation equipment	878	878
Computer equipment and software	1,175	1,176
Property and equipment	16,046	16,396
Less accumulated depreciation	(11,227)	(11,100)
Property and equipment, net	$4,819	$5,296
Depreciation expense totaled $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, and $0.4 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.
In the first quarter of 2021, the Company committed to plans to sell its warehouse facility in Monahans, Texas in its current condition and as a result the associated assets in the amount of $0.5 million are classified as held for sale as of June 30, 2022 and December 31, 2021. The company also classified $2.3 million for the Waller facility as held for sale as of December 2021, which was sold on April 18, 2022 (See Note 1, “Organization and Nature of Operations”.
Note 7 — Leases

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2021, the Company entered into a long-term rental agreement to lease its manufacturing facility in Waller, Texas, for $40 thousand per month for sixty-four months. Rental income recognized during the three and six months ended June 30, 2022 was nil and $121 thousand, respectively, and was included in other income in the consolidated statement of operations. As discussed in Note 1, “Organization and Nature of Operations” this facility was sold on April 18, 2022 and the lease agreement between the tenant and the Company terminated.
In August 2021, the Company entered into a five-year triple net operating lease agreement to lease its warehouse facility in Monahans, Texas, for $20 thousand per month, and the tenant occupied the warehouse facility in September 2021. Rental income recognized during the three and six months ended June 30, 2022 was $66 thousand, and $131 thousand, respectively and was included in other income in the consolidated statement of operations.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease expense	$220	$250	$448	$488
Finance lease expense:
Amortization of right-of-use assets	4	4	8	7
Interest on lease liabilities	3	3	6	6
Total finance lease expense	7	7	14	13
Short-term lease expense	79	61	203	134
Total lease expense	$306	$318	$665	$635

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$350	$394	$726	$727
Operating cash flows from finance leases	10	43	20	53
Financing cash flows from finance leases	3	3	6	29
Maturities of lease liabilities as of June 30, 2022 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2022 (excluding the six months ended June 30, 2022)	$519	$19
2023	1,221	39
2024	1,247	21
2025	1,274	—
2026	1,302	—
Thereafter	4,782	—
Total lease payments	$10,345	$79
Less: Interest	(3,014)	(7)
Present value of lease liabilities	$7,331	$72

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,771	$2,041

Current portion of operating lease liabilities	636	602
Long-term operating lease liabilities	6,695	7,779
Total operating lease liabilities	$7,331	$8,381

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(40)	(33)
Property and equipment, net	$107	$114

Current portion of finance lease liabilities	$34	$41
Long-term finance lease liabilities	38	53
Total finance lease liabilities	$72	$94

Weighted Average Remaining Lease Term
Operating leases	9.4 years	9.1 years
Finance leases	3.1 years	2.9 years

Weighted Average Discount Rate
Operating leases	8.9%	8.9%
Finance leases	8.9%	8.9%
Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	June 30, 2022	December 31, 2021
Severance costs	$2,595	$2,581
Loss on purchase commitments	—	1,750
Payroll and benefits	998	1,054
Legal costs	1,108	1,013
Contingent liability for earn-out provision	474	608
Deferred revenue, current	368	528
Taxes other than income taxes	852	241
Other	720	1,221
Total current accrued liabilities	$7,115	$8,996
Note 9 — Debt and Convertible Notes Payable
Long Term Debt

In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Act (“CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). In connection with the acquisition of JP3 in May 2020, the Company assumed a

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PPP loan of $0.9 million obtained by JP3 (the “JP3 PPP loan”) in April 2020 prior to its acquisition by Flotek. The PPP loans had a fixed interest rate of 1% and originally a two-year term, maturing in April and May 2022, respectively. No payments of principal or interest were required during the three or six months ended June 30, 2022 and 2021.

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

In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025.

The Company has submitted to the SBA for forgiveness of substantially all of the Flotek PPP loan but as of the date of this filing, the Company has not received a forgiveness notice. If the loan is not forgiven, monthly payments will be due over the remaining term of the loan upon notice that it will not be forgiven. Denial of the forgiveness of the Flotek PPP loan will negatively impact the Company’s liquidity as discussed in Note 1, “Organization and Nature of Operations”.

Long-term debt, including current portion, assuming forgiveness is not obtained, is as follows (in thousands):

	June 30, 2022	December 31, 2021
Flotek PPP loan	$4,788	$4,788
Less current maturities	(1,690)	(1,436)
Total long-term debt, net of current portion	$3,098	$3,352

Convertible Notes Payable

On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $19.5 million. The investors are ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrue paid-in-kind interest at a rate of 10% per annum, have a maturity of one year, and are converted into common stock of Flotek (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705. On March 21, 2022, $3.0 million of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into approximately 2.8 million shares of common stock.

As of June 30, 2022, the remaining Convertible Notes Payable are recorded at carrying value of $18.3 million, including accrued paid-in-kind interest of $0.8 million, and net of unamortized issuance costs of $0.6 million The estimated fair value of the Convertible Notes Payable at June 30, 2022 was $21.1 million.

ProFrac Agreement Contract Consideration Convertible Notes Payable

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”), a subsidiary of ProFrac Holdings LLC, in exchange for $10 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“ProFrac Agreement Contract Consideration Convertible Notes Payable”), under the same terms as the Convertible Notes Payable issued in the PIPE transaction.

The ProFrac Agreement Contract Consideration Convertible Notes Payable are accounted for as liability classified convertible instruments, and were initially recorded at fair value of $10.0 million on the issuance date and remeasured to fair value of $11.7 million as of June 30, 2022 which includes payment-in-kind interest of $0.4 million. The fair value adjustment was a $2.4 million decrease and a $1.7 million increase in the three and six months ended June 30, 2022, respectively. See Note 10, “Fair Value Measurements”.

Amended ProFrac Agreement Contract Consideration Convertible Notes Payable

On May 17, 2022, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Amended ProFrac Agreement Contract Consideration Convertible Notes Payable”). The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable may be converted at any time prior to the maturity date, which will be one year from the date of issuance under the same stock conversion terms as the Convertible Notes Payable issued in the PIPE transaction.

The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable are accounted for as liability classified convertible instruments, and were initially recorded at fair value of $69.5 million on the issuance date and remeasured to fair value of $55.6 million as of June 30, 2022 which includes payment-in-kind interest of $0.6 million. The fair value adjustment was a $13.9 million decrease in the three and six months ended June 30, 2022. See Note 10, “Fair Value Measurements”.
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
Fair Value of Other Financial Instruments
The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accrued liabilities and accounts payable approximate fair value due to the short-term nature of these accounts. The carrying amount of the Flotek PPP loan approximates its fair value as of June 30, 2022 and December 31, 2021.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				June 30,				December 31,
	Level 1	Level 2	Level 3	2022	Level 1	Level 2	Level 3	2021
Contingent earnout consideration	$—	$—	$474	$474	$—	$—	$608	$608
ProFrac Agreement contract consideration convertible notes	$—	$—	11,670	$11,670	$—	$—	$—	$—
Amended ProFrac Agreement contract consideration convertible notes	$—	$—	55,550	$55,550	$—	$—	$—	$—
Total	$—	$—	$67,694	$67,694	$—	$—	$608	$608
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of June 30, 2022 and December 31, 2021. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.
The key inputs into the Monte Carlo simulation used to estimate the fair value the earn-out provision were as follows:

	June 30, 2022	December 31, 2021
Risk-free interest rate	2.99%	1.02%
Expected volatility	90.0%	90.0%
Term until liquidation (years)	2.88	3.38
Stock price	$0.99	$1.13
Discount rate	10.77%	6.71%
ProFrac Agreement Contract Consideration Notes Payable Key Inputs
The ProFrac Agreement Contract Consideration Convertible Notes Payable were measured at fair value at issuance and on a recurring basis. The ProFrac Agreement Contract Consideration Convertible Notes Payable had an initial fair value of $10.0 million on February 2, 2022. The ProFrac Agreement Contract Consideration Convertible Notes Payable were classified as Level 2 at the initial measurement due to the use of a quoted price for a similar liability, and classified as Level 3 as of June 30, 2022 due to the use of unobservable inputs. The estimated value of the ProFrac Agreement Contract Consideration Convertible Notes Payable as of June 30, 2022 was valued using a Monte Carlo simulation with inputs such as the market trading price of the Company’s common stock, the expected volatility of the Company’s stock price based on historical trends, a risk-free rate of interest based on US Treasury note rates and the term of the debt, the time to liquidation based on the maturity date of the notes, and a discount rate based on a review of bond yield data for bonds with a CCC+ credit rating which would be supportable by the Company’s financial ratios.
The key inputs into the Monte Carlo simulation used to estimate the fair value the ProFrac Agreement Contract Consideration Convertible Notes Payable maturing February 2, 2023, as of June 30, 2022 were as follows:

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022
Risk-free interest rate	2.51%
Expected volatility	90.0%
Term until liquidation (years)	0.60
Stock price	$0.99
Discount rate	10.92%
The valuation of the ProFrac Agreement Contract Consideration Convertible Notes Payable was $11.7 million as of June 30, 2022
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
On May 17, 2022, the Company measured the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable classified as Level 3 using a Monte Carlo simulation at an estimated fair value of $69.5 million. The estimated value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable as of June 30, 2022 was valued using a Monte Carlo simulation with inputs such as the market trading price of the Company’s common stock, the expected volatility of the Company’s stock price based on historical trends, a risk-free rate of interest based on US Treasury note rates and the term of the debt, the time to liquidation based on the maturity date of the notes, and a discount rate based on a review of bond yield data for bonds with a CCC+ credit rating which would be supportable by the Company’s financial ratios.
The key inputs into the Monte Carlo simulation used to estimate the fair value the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, on the issuance date of May 17, 2022, and as of as of June 30, 2022 were as follows:

	May 17, 2022	June 30, 2022
Risk-free interest rate	2.16%	2.80%
Expected volatility	90.0%	90.0%
Term until liquidation (years)	1.00	0.88
Stock price	$1.29	$0.99
Discount rate	8.40%	10.97%
The value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable as of June 30, 2022 was $55.6 million.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease right-of-use assets, are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company estimated the fair value of the remaining stock performance earn-out provision as of June 30, 2022 and 2021 and adjusted the estimated fair value of the contingent liability to $0.5 million and $1.1 million, respectively. The Company records changes in the fair value of the contingent consideration and achievement of performance targets in cost of goods sold.
The Company estimated the initial fair value of $10.0 million of the ProFrac Agreement Contract Consideration Convertible Notes Payable on February 2, 2022, by reference to the cash purchase price paid by third party investors for equivalent notes issued simultaneously by the Company. The Company estimated the fair value of the additional $69.5 million of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable on the issuance date of May 17, 2022 using a Monte Carlo simulation. The Company adjusted the estimated fair value of the Contract Consideration Convertible Notes Payable to $55.6 million as of June 30, 2022.
The following table presents the changes in the assets and liabilities measured at fair value on a recurring basis classified as Level 3 (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance - beginning of period	$14,752	$1,081	$608	$1,416
Transfer of ProFrac Agreement contract consideration convertible notes payable from Level 2	—	—	10,000	—
Issuance of Amended ProFrac Agreement contract consideration convertible notes payable	69,460	—	69,460	—
Increase in principle of ProFrac Agreement contract consideration convertible notes payable for paid-in-kind interest	257	—	415	—
Increase in principle of Amended ProFrac Agreement contract consideration convertible notes payable for paid-in-kind interest	611	—	611	—
Change in fair value of contingent earnout consideration	(228)	34	(134)	(301)
Change in fair value of ProFrac Agreement contract consideration convertible notes payable	(2,637)	—	1,255	—
Change in fair value of Amended ProFrac Agreement contract consideration convertible notes payable	(14,521)	—	(14,521)	—
Balance - end of period	$67,694	$1,115	$67,694	$1,115
Note 11 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
U.S. federal statutory tax rate	21%	21%	21%	21%
State income taxes, net of federal benefit	—	(0.3)	0.1	(0.2)
Non-U.S. income taxed at different rates	3.8	(0.1)	(1.9)	0.3
Increase (reduction) in tax benefit related to stock-based awards	3.1	2.2	(2.0)	1.2
Non-deductible expenses	(0.4)	3.6	0.1	1.1
Increase in valuation allowance	(27.5)	(26.5)	(17.0)	(23.6)
Tax settlement	3.8	—	(2.2)	—
Effective income tax rate	3.8%	(0.1)%	(1.9)%	(0.2)%

Fluctuations in effective tax rates have historically been impacted by permanent tax differences with no associated income tax impact, changes in state apportionment factors, including the effect on state deferred tax assets and liabilities, and non-U.S. income taxed at different rates.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Commitments and Contingencies
Litigation
The Company is subject to routine litigation and other claims that arise in the normal course of business. Except as disclosed below, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on the Company’s financial position, results of operations or liquidity.
Terpene Supply Agreement
On March 26, 2021, Flotek Industries, Inc. and Flotek Chemistry, LLC (“Flotek Chemistry”), a wholly-owned subsidiary of the Company, filed a lawsuit against Archer-Daniels-Midland Company (“ADM”), Florida Chemical Company (“FCC”) and other parties in state court in Harris County, Texas. The lawsuit claimed damages relating to the terpene supply agreement between Flotek Chemistry and FCC and related breaches of fiduciary duty.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 — Stockholders’ Equity
On June 21, 2022, the Company issued the Prefunded Warrants to ProFrac Holdings II, LLC in exchange for $11.1 million in cash (see Note 1, “Organization and Nature of Operations”) and a cash equity contribution of $8.4 million, for a total cash infusion of $19.5 million. The Prefunded Warrants will permit ProFrac Holdings II, LLC to purchase 13,104,839 shares of common stock of the Company at an exercise price equal to $0.0001 per share, representing a 20% premium to the 30-day volume average price of the Company’s common stock at the close of business on the day prior to the date of the issuance of the Prefunded Warrants. The Prefunded Warrants, net of transaction fees of $1.1 million, and the equity contribution from ProFrac are included in additional paid-in capital as of June 30, 2022.
ProFrac Holdings and its affiliates may not receive any voting or consent rights in respect of the Prefunded Warrants or the underlying shares unless and until (i) the Company has obtained approval from a majority of its shareholders excluding ProFrac Holdings and its affiliates and (ii) ProFrac Holdings has paid an additional $4.5 million to the Company. The additional $4.5 million will be accounted for as equity contribution when received.
On March 21, 2022, the Convertible Notes Payable which had been purchased by certain funds associated with one of the Company’s directors including the D3 Family Fund and the D3 Bulldog Fund, which aggregated $3.0 million plus $39 thousand of accrued interest, were converted into 2,793,030 shares of the Company’s common stock.
During the first quarter 2021, the Company identified 0.6 million shares that were improperly included in the December 31, 2020 issued share count, and the Company adjusted the issued share count presented on the statement of stockholders’ equity. This adjustment was not material to the June 30, 2021 consolidated financial statements or basic and diluted earnings per share.
Note 14 — Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is calculated by dividing the adjusted net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon exercise of stock options and convertible notes payable and settlement of restricted stock units. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan (ESPP), employee stock options outstanding, and the prefunded stock warrants are computed using the treasury stock method. The dilutive effect of the Convertible Notes is computed using the if‑converted method in accordance with ASU 2020-06, which was adopted by the Company on January 1, 2022 (see Note 2, “Summary of Significant Accounting Policies”).
The calculation of the basic and diluted EPS is as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2022	2022
Numerator:
Net income (loss) for basic earnings per share	$6,240	$(4,484)
Paid-in-Kind interest expense on convertible notes payable, net of tax	1,028	1,402
Change in fair value of contract consideration convertible notes payable , net of tax	(13,229)	(10,228)
Adjusted net (loss) for dilutive earnings per share	$(5,961)	$(13,310)

Denominator:
Basic weighted average shares outstanding	74,861	73,476
Dilutive effect of convertible notes payable	49,474	33,610
Diluted weighted average shares outstanding	124,335	107,086

Basic earnings (loss) per share	0.08	(0.06)
Diluted loss per share	(0.05)	(0.12)

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The adjustments to net income (loss) in the numerator are net of estimated tax at 22.9%. For the three and six months ended June 30, 2022 weighted average shares for employee stock awards of 692,494 and 662,230, respectively, and weighted average shares for the prefunded stock warrants of 976,177 and 490,785, respectively, were not included in the dilution calculation since including them would have an anti-dilutive effect.
For the three and six months ended June 30, 2021 weighted average shares for employee stock awards of 1,127,080 and 1,344,233, respectively. were not included in the calculation of diluted loss per share since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the periods.

Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six months ended June 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$7	$11
Income taxes received	—	(351)
Supplemental non-cash activities:
Employee retention credit	—	1,164
JP3 PPP loan forgiveness	—	881
Non cash financing and investing activities:
Issuance of convertible notes payable as consideration for ProFrac Agreements	79,460	—
Conversion of convertible notes payable to common stock	2,949	—
Issuance cost of stock warrants included in accrued accounts payable	1,170	—
Note 16— Related Party Transaction
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
During first quarter of 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of June 30, 2022 and December 31, 2021, the receivable from Mr. Chisholm was $1.4 million, which equaled the payable to the IRS and netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.
Mr. Ted D. Brown was a Director of the Company since November of 2013 and has been the President and CEO of Confluence Resources LP (“Confluence”), a private oil and gas exploration and production company formed in 2016. As of April 15, 2022 Ted D. Brown stepped down from being a Director of the Company and Confluence will no longer be considered a related party.. For the three and six months ended June, 30, 2022, the Company’s revenues for chemical sales to Confluence was zero and $1.4 million respectively.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”) under which ProFrac Services, LLC is obligated to order chemicals as per the terms of the Agreement discussed in Note 1, “Organization and Nature of Operations”. On May 17, 2022, the Company entered into an amendment to the ProFrac Agreement, (the “Amended ProFrac Agreement” and collectively the “ProFrac Agreements”) to increase the purchase obligation and term of the ProFrac Agreement, as discussed in Note 1, “Organization and Nature of Operations”. On June 21, 2022, the Company issued prefunded warrants (the “PreFunded Warrants”) to ProFrac Holdings II, LLC, in exchange for $19.5 million in cash as discussed in Note 13, “Stockholders’ Equity”.
During the three and six months ended June 30, 2022, the Company’s revenues from chemical sales to ProFrac Services LLC, were $16.5 million and $18.9 million respectively. These revenues were net of amortization of contract assets of $0.7 million for the three and six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, ProFrac Services, LLC owed $11.6 million and zero, respectively which is recorded in account receivables on the consolidated balance sheet.
On March 21, 2022, the Convertible Notes Payable which had been purchased by certain funds associated with one of the Company’s directors including the D3 Family Fund and the D3 Bulldog Fund, which aggregated $3.0 million plus $39 thousand of accrued interest, were converted into 2,793,030 shares of the Company’s common stock.
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
Chemistry Technologies. The CT segment includes green specialty chemistries, logistics and technology services, which enable its customers to pursue improved efficiencies and performance throughout the life cycle of their wells, helping customers improve their environmental, social and governance (“ESG) and operational goals. This segment also includes a portfolio of specialty chemical products to address the long-term challenges of in the janitorial, sanitization, food services, and adjacent markets. Customers of the CT segment include major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, and international supply chain management companies.

Data Analytics. The DA segment, created in the second quarter of 2020 in conjunction with the acquisition of JP3 on May 18, 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable information on the composition and properties of energy customers’ hydrocarbon fluids. The company markets products and services that support in-line data analysis of hydrocarbon components and properties. Customers of the DA segment span across the entire oil and gas market, from upstream production to midstream facilities to refineries and distribution networks

Performance based upon a variety of criteria. The primary financial measure is segment operating income (loss). Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income taxes are not allocated to the reportable segment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended June 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2022
Revenue from external customers	$12,111	$713	$—	$12,824
Revenue from related party	16,549	—	—	16,549
Change in fair value of contract consideration convertible notes	(17,158)	—	—	(17,158)
Income (loss) from operations	14,944	(1,198)	(5,707)	8,039
Depreciation and amortization	166	15	1	182
Additions to long-lived assets	5	—	—	5

2021
Revenue from external customers	$7,688	$1,477	$—	$9,165
Revenue from related party	—	—	—	—
Income (loss) from operations	(3,819)	(773)	(2,869)	(7,461)
Depreciation and amortization	233	20	—	253
Additions to long-lived assets	13	—	—	13

As of and for the six months ended June 30,	Chemistry Technologies	Data Analytics (1)	Corporate and Other	Total
2022
Revenue from external customers	$21,422	$1,784	$—	$23,206
Revenue from related party	19,046	—	—	19,046
Change in fair value of contract consideration convertible notes	(13,266)	—	—	(13,266)
Income (loss) from operations	8,887	(2,006)	(9,126)	(2,245)
Depreciation and amortization	345	31	1	377
Additions to long-lived assets	5	—	—	5

2021
Revenue from external customers	$17,990	$2,945	$—	$20,935
Revenue from related party	—	—	—	—
Income (loss) from operations	(7,407)	(1,067)	(7,230)	(15,704)
Depreciation and amortization	524	35	1	560
Additions to long-lived assets	31	—	—	31

Assets of the Company by reportable segments are as follows (in thousands):

	June 30, 2022	December 31, 2021
Chemistry Technologies	$127,398	$34,387
Data Analytics	4,787	7,329
Corporate and Other	31,286	8,528
Total assets	$163,471	$50,244

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The increase in Chemistry Technologies assets is primarily due to contact assets of $83.3 million.
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
U.S.	$25,955	$6,869	$36,289	$16,530
UAE	3,139	1,319	4,450	2,422
Other countries	279	977	1,513	1,983
Total revenue	$29,373	$9,165	$42,252	$20,935
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

Three months ended June 30,	Revenue	% of Total Revenue
2022
Customer A (Related Party)	$16,549	52.2%
Customer B	5,611	19.1%
2021
Customer C	$1,038	11.3%
Customer D	1,810	19.8%

Six months ended June 30,	Revenue	% of Total Revenue
2022
Customer A (Related Party)	$17,657	38.9%
Customer B	8,218	19.5%
2021
Customer C	$4,067	19.4%
Customer D	4,660	22.3%

The majority of the Company’s revenue consists predominantly of customers within the oil and gas industry. Customers within the oil and gas industry include ProFrac and other oilfield services companies, integrated oil and natural gas companies, independent oil and natural gas companies, and state-owned national oil companies. The concentration with ProFrac and in the oil and gas industry increases credit and business risk.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 — Subsequent Events

We have evaluated the effects of events that have occurred subsequent to June 30, 2022, and there have been no material events that would require recognition in the 2022 interim financial statements or disclosure in the notes to the consolidated financial statements.

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

Data Analytics

The DA segment delivers real-time information and insights to our customers to enable optimization of operations and reduction of emissions and their carbon intensity. Real-time composition and physical properties are delivered simultaneously on their refined fuels, natural gas liquids (NGLs), natural gas, crude oil, and condensates using the industry’s only field-deployable, in-line optical near-infra-red spectrometer that generates no emissions. The instrument's response is processed with advanced chemometrics modeling, artificial intelligence, and machine learning algorithms to deliver these valuable insights every 15 seconds.

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
Energy
We expect North American and International onshore activity to continue to improve throughout 2022 from second quarter levels for the next nine months provided that commodity prices remain at or above current levels. The strongest potential growth throughout 2022 will likely comes from private, rather than publicly traded exploration and production companies. Private exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect the private companies to increase activity and publicly traded companies to have modest spending increases in the year ahead. Additionally, we have reestablished our ability to sell product through other service companies and believe sales through indirect channels should accelerate in 2022.

Industrial

The Company has a diversified line of EPA and FDA compliant products that target industrial, agricultural and consumer markets with particular focus on customers that are seeking to accelerate their focus on sustainability and minimized impact on the environment. The Company’s product line includes adjuvants, disinfectants, surface cleaners, degreasers, solvents and a multitude of proprietary chemistries for industrial, commercial and consumer use. The Company believes these adjacent markets diversify and expand the Company’s portfolio of chemistry solutions to meet the growing demand. We have signed four manufacturing sales representation groups with 150+ sales personnel covering 48 states. We will be training and educating their representatives during the next two quarters. The leverage sales effort is anticipated to accelerate sales in the second half of 2022.

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

Supply Chain

During 2020 and 2021 challenging supply chain issues emerged that are continuing throughout 2022 according to Secretary of Transportation Peter Buttigieg. The anticipated activity increases will strain supply chains generally. The principal supply issues facing our industry for the next twelve months will include:
•Rising freight costs;
•Delays due to port congestion;
•Labor shortages and
•Demand forecasting.

All bidding will require the risk of shipping costs and delays to be factored into proposals. Trucking availability and pricing will impact North American opportunities while sea-freight costs will impact sales of North American manufactured goods being delivered internationally for the foreseeable future. The import of raw materials from China will also incur price increases. Accelerating tensions between China and the U.S. could also result in supply disruption.

Weather

During the first six months of 2022 there were no major weather events that had a material impact on the first and second quarter results.

COVID-19

The impacts of COVID-19 continue to affect the U.S. and global economy. We believe our protocols and processes established to maintain business continuity with COVID-19 have proven robust enough to diminish concern about business disruption unless new variants emerge. The resumption of travel has begun to accelerate and in person customer visits began in earnest during the first quarter of 2022, continued through-out the second quarter of 2022, will likely continue to accelerate.

Consolidated Results of Operations (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Revenue from external customers	$12,824	$9,165	$23,206	$20,935
Revenue from related party	16,549	—	19,046	—
Total revenues	29,373	9,165	42,252	20,935
Cost of goods sold	31,678	10,775	45,036	22,853
Cost of goods sold %	107.8%	117.6%	106.6%	109.2%
Gross profit (loss)	(2,305)	(1,610)	(2,784)	(1,918)
Gross profit (loss) %	(7.85)%	(17.6)%	(6.6)%	(9.2)%
Selling general and administrative	7,431	4,203	12,310	10,287
Selling general and administrative %	25.3%	45.9%	29.1%	49.1%
Depreciation and amortization	182	253	377	560
Research and development	1,115	1,466	2,530	3,008
Gain on sale of property and equipment	(1,914)	(71)	(1,906)	(69)
Gain on lease termination	—	—	(584)	—
Change in fair value of contract consideration convertible notes payable	(17,158)	—	(13,266)	—
Income (loss) from operations	8,039	(7,461)	(2,245)	(15,704)
Operating margin %	27.4%	(81.4)%	(5.3)%	(75.0)%
Interest and other income, net	(1,701)	936	(2,145)	885
Income (loss) before income taxes	6,338	(6,525)	(4,390)	(14,819)
Income tax expense	(98)	(21)	(94)	(27)
Net income (loss)	$6,240	$(6,546)	$(4,484)	$(14,846)

Consolidated revenue for the three and six months ended June 30, 2022 increased $20.2 million, or 220.5%, and $21.3 million or 101.8%, respectively, versus the same period of 2021 driven by activity with ProFrac starting in the second quarter.

Consolidated cost of goods sold for the three and six months ended June 30, 2022, increased $20.9 million or 194.0%, and $22.2 million or 97.1%, respectively, versus the same periods of 2021, primarily attributable to the increase in revenues. Cost of goods sold were also impacted by one- time expenses incurred due to the ramp up of ProFrac activity.

Selling general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A expenses for the three and six months ended June 30, 2022, increased $3.2 million or 76.8%, and $2.0 million or 19.7%, respectively, versus the same period of 2021. SG&A expenses increased as a result of higher professional fees relating to the ProFrac and PIPE transactions, higher employee costs due to an ERC credit reported in 2021 and decreased legal fees due to large expense incurred on two significant matters in 2021.
Depreciation of property and equipment decreased $0.1 million or 28.2%, for the three months ended June 30, 2022, versus the same period of 2021. Depreciation of property and equipment decreased $0.2 million or 32.7% for the six months ended June 30, 2022.
Research and development (“R&D”) costs for the three and six months ended June 30, 2022 decreased $0.4 million or 23.9% and $0.5 million or 15.9%, respectively, versus the same period of 2021 due to lower personnel costs as a result of a reduction in workforce and lower non-labor cost.
Income from operations increased by $15.5 million or 207.7% for the three months ended June 30, 2022, versus the same period in 2021. The income from operations increase is a result of the revaluation of the contract consideration convertible notes payable and the gain on sale of property and equipment partially offset by higher SG&A expenses. For the six months ended June 30, 2022, loss from operations decreased by $13.5 million or 85.7% attributable mainly to the revaluation of the contract consideration convertible notes payable and gain on sale of property and equipment and partially offset by increased SG&A expenses.
Income before income taxes for the three months ended June 30, 2022, was impacted by interest charges of $1.6 million versus $17 thousand for the same period in 2021. For the six months ended June 30, 2022 and 2021 interest charges were $2.3 million and $35 thousand respectively. The increased interest costs relate to payment in kind interest expense on the Contract Consideration Convertible Notes Payable.
The Company’s income tax expense for the three and six months ended June 30, 2022 and 2021 was minimal.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$28,660	$7,688	$40,468	$17,990
Income (loss) from operations	14,944	(3,819)	8,887	(7,407)
CT revenue for the three and six months ended June 30, 2022 increased $21.0 million, and $22.5 million, respectively, compared to the same periods of 2021. The increased revenue in 2022 is driven mainly by the ProFrac contract commencing in the second quarter, of which $16.5 million relates to the ProFrac Agreements along with a significant increase in revenue with two other major customers.
Income from operations for the CT segment for the three months ended June 30, 2022 improved by $18.8 million or 491% compared to the same period of 2021. The improvement is primarily as a result of the favourable revaluation of the Contract Consideration Convertible Notes Payable of $17.2 million. Excluding the revaluation there was an overall improvement in income from operations of $1.6 million for the three months ended June 30, 2022, attributable mainly to the gain on sale of property and equipment. Income from operations for the six months ended June 30, 2022 improved by $16.3 million or $220% compared to the same period of 2021. The improvement relates mainly to the revaluation of the Contract Consideration Convertible Notes Payable of $13.3 million and the gain on sale of property and equipment and lease termination.
Data Analytics Results of Operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$713	$1,477	$1,784	$2,945
Loss from operations	(1,198)	(773)	(2,006)	(1,067)

DA revenue for the three and six months ended June 30, 2022 decreased $0.8 million, and $1.2 million, respectively, compared to the same periods of 2021 due to less orders in 2022 and some projects being delayed to later in the year.

Loss from operations for the DA segment for the three and six months ended June 30, 2022 worsened by $0.4 million or 55%, and $0.9 million or 88%, respectively, compared to the same period of 2021. The worsening loss from operations is primarily as a result of the decrease in revenues.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the six months ended June 30, 2022, the Company funded working capital requirements with proceeds from warrants issued for $19.5 million and cash on hand.

As of June 30, 2022, the Company had available cash and cash equivalents of $33.1 million, as compared to $11.5 million at December 31, 2021. During the six months ended June 30, 2022, the Company had an operating loss of $2.2 million, $23.9 million of cash used in operating activities, $4.2 million cash provided by investing activities and $39.4 million of cash provided by financing activities.
Liquidity
The Company currently funds its operations and growth primarily from cash on hand which includes the proceeds from the convertible notes and warrants received in the second quarter. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. Access to capital is dependent, in large part, on the Company’s cash flows and the availability of and access to debt and equity financing. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in operations in the following year. Uncertainty surrounding the stability and strength of the oil and gas markets, or reduced spending by our customers could have a further negative impact on our liquidity
On February 2, 2022, the Company completed a Private Investment in Public Equity (PIPE) transaction with a consortium of investors, including related parties, through the issuance of $21.2 million in aggregate principal amount of 10% convertible notes (the Convertible Notes Payable) that resulted in net cash proceeds of approximately $19.5 million (see Note 9, “Debt and Convertible Notes Payable”).

Also, on February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”) upon issuance of $10 million in aggregate principal amount of the convertible notes (the “Contract Consideration Convertible Notes Payable”) to ProFrac Holdings LLC (see Note 9, “Debt and Convertible Notes Payable”). Under the ProFrac Agreement, ProFrac Services, LLC is obligated to order chemicals from the Company at least equal to the greater of (a) the chemicals required for 33% of ProFrac Services, LLC’s hydraulic fracturing fleets and (b) a baseline measured by the first ten hydraulic fracturing fleets deployed by ProFrac Services, LLC during the term of the ProFrac Agreement. If the minimum volumes are not achieved in any given year, ProFrac Services LLC shall pay to the Company, as liquidated damages an amount equal to twenty-five percent (25%) of the difference between (i) the aggregate purchase price of the quantity of products comprising the minimum purchase obligation and (ii) the actual purchased volume during such calendar year. The term of the ProFrac Agreement is three years starting on April 1, 2022. These Contract Consideration Convertible Notes Payable were issued in addition to the Convertible Notes Payable purchased in cash by ProFrac Holdings, LLC as one of the investors in the PIPE.

On May 17, 2022, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement” and collectively the “ProFrac Agreements”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (see Note 9, “Debt and Convertible Notes Payable”). The ProFrac Agreement was amended to (a) increase ProFrac Services LLC’s minimum purchase obligation for each year to the greater of 70% of ProFrac Services LLC’s requirements and a baseline measured by ProFrac Services LLC’s first 30 hydraulic fracturing fleets, and (b) increase the term to 10 years.

On June 21, 2022, the “Company issued prefunded warrants (the “Prefunded Warrants”) to ProFrac Holdings II, LLC in exchange for $19.5 million in cash, net of issuance costs, (see Note 13, “Stockholders’ Equity”). The Prefunded Warrants will permit ProFrac Holdings II, LLC to purchase 13,104,839 shares of common stock of the Company at an exercise price equal to $0.0001 per share.
The Company also sold its manufacturing facility in Waller, Texas. The sale closed on April 18,2022 with $4.3 million of gross proceeds.
Based on our cash and liquid assets, we believe that our cash and liquid assets will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next 12 months. However the Company cannot guarantee a sufficient level of cash flows in the future.

Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(23,915)	$(11,242)
Net cash provided by investing activities	4,189	43
Net cash provided by (used in) financing activities	39,431	(273)
Effect of changes in exchange rates on cash and cash equivalents	95	(31)
Net change in cash, cash equivalents and restricted cash	$19,800	$(11,503)
Operating Activities
Net cash used in operating activities was $23.9 million and $11.2 million during the six months ended June 30, 2022 and 2021, respectively. Consolidated net loss for the six months ended June 30, 2022 and 2021, were $4.5 million and $14.8 million, respectively.
During the six months ended June 30, 2022, non-cash adjustments to net income (loss) totaled $10.0 million as compared to $1.8 million for the same period of 2021.

During the six months ended June 30, 2022, changes in working capital used $9.4 million of cash as compared to providing $1.8 million for the same period of 2021.
•For the six months ended June 30, 2022, changes in working capital resulted primarily from an increase in accounts receivable and inventories of $10.1 million and $4.5 million, respectively, due to increased revenue, change in contract asset of $3.6 million attributable to fees associated with the Contract Consideration Convertible Notes Payable and decreased accrued liabilities due mainly to payment of the ADM Settlement (Note 12, “Commitments and Contingencies”). This is partially offset by an increase in accounts payable of $12.2 million relating mainly to purchases made to support our contract with ProFrac.
•For the six months ended June 30, 2021 the cash provided by working capital primarily resulted from routine operations, including a reduction in accounts receivable of $2.0 million, partially offset by a decrease in accrued liabilities of $1.0 million.
Investing Activities
Net cash from investing activities for the six months ended June 30, 2022 was $4.2 million from the sale of the manufacturing facility in Waller, Texas which closed on April 18, 2022.
Net cash from investing activities for the six months ended June 30, 2021 was negligible.
Financing Activities
Net cash provided by financing activities was $39.4 million for the six months ended June 30, 2022, primarily from the proceeds of the issuance of convertible notes and warrants partially offset by issuance costs relating to the convertible notes.
Net cash used in financing activities was $0.3 million for the six months ended June 30, 2021, primarily for purchases of common stock related to tax withholding requirements.
Off-Balance Sheet Arrangements

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes since the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of June 30, 2022, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
Disclosures in Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’Equity”, of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 are incorporated by reference hereto.

Issuer Purchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended June 30, 2022, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1, 2022 to April 30, 2022	43,280	1.36
May 1, 2022 to May 31, 2022	16,344	1.19
June 1, 2022 to June 30, 2022	989	1.06
Total	60,613
(1)     The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.
Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item  6. Exhibits

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on March 16, 2021).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
10.1	***
Amendment No. 1 to Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2022).

10.2
Registration Rights Agreement, by and between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 18, 2022).

10.3		10% Convertible PIK Note dated May 17, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 18, 2022).
10.4
 Securities Purchase Agreement between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2022).

10.5
 Amendment No. 1 to Registration Rights Agreement Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2022).

10.6	*	Separate and Release Agreement between Michael Borton and Flotek Industries, Inc. dated July 4, 2022.
31.1	*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Section 1350 Certification of Principal Executive Officer.
32.2	**	Section 1350 Certification of Principal Financial Officer.
101.INS	*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*		Filed with this Form 10-Q.
**		Furnished with this Form 10-Q, not filed.
***		Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission or its staff.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2022

FLOTEK INDUSTRIES, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Seham Carson
Seham Carson
Interim Chief Financial Officer (Principal Financial and Accounting Officer