Form 10-Q
period 2022-09-30
FLOTEK INDUSTRIES INC/CN/
filed 2022-11-10
CIK 928054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
At November 7, 2022, there were 77,507,267 outstanding shares of the registrant’s common stock, $0.0001 par value.

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
The forward-looking statements relate to future industry trends and economic conditions, forecast performance or results of current and future initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on the Company’s business, future operating results and liquidity. These forward-looking statements generally are identified by words including but not limited to, “anticipate,” “believe,” “estimate,” “commit,” “budget,” “aim,” “potential,” “schedule,” “continue,” “intend,” “expect,” “plan,” “forecast,” “target”, “think”, “likely”, “project” and similar expressions, or future-tense or conditional constructions such as “will,” “may,” “should,” “could” and “would,” or the negative thereof or other variations thereon or comparable terminology. The Company cautions that these statements are merely predictions and are not to be considered guarantees of future performance. Forward-looking statements may also include statements regarding the anticipated performance under long-term supply agreements or amendments thereto and the potential value thereof or revenue thereafter. Forward-looking statements are based upon current expectations and assumptions that are subject to risks and uncertainties that can cause actual results to differ materially from those projected, anticipated or implied.
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
In certain places in this Quarterly Report on Form 10-Q, we may refer to statements provided by third parties that purport to describe trends or developments in supply chain or energy exploration and production and activity and we specifically disclaim any responsibility for the accuracy and completeness of such information and have undertaken no steps to update or independently verify such information.

The following information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and related disclosures and our 2021 Annual Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FLOTEK INDUSTRIES INC, UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$8,508	$11,534
Restricted cash	100	1,790
Accounts receivable, net of allowance for doubtful accounts of $566 and $659 at September 30, 2022 and December 31, 2021, respectively	17,597	11,997
Accounts receivable, related party	25,916	1,300
Inventories, net	19,189	9,454
Other current assets	4,309	3,762
Current contract assets	7,196	—
Assets held for sale	535	2,762
Total current assets	83,350	42,599
Long-term contract assets	73,878	—
Property and equipment, net	4,781	5,296
Operating lease right-of-use assets	1,715	2,041
Deferred tax assets, net	278	279
Other long-term assets	17	29
TOTAL ASSETS	$164,019	$50,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,653	$7,616
Accrued liabilities	9,400	8,996
Income taxes payable	104	4
Interest payable	118	82
Current portion of operating lease liabilities	653	602
Current portion of finance lease liabilities	35	41
Current portion of long-term debt	1,853	1,436
Convertible notes payable	19,055	—
Contract consideration convertible notes payable	73,030	—
Total current liabilities	133,901	18,777
Deferred revenue, long-term	74	91
Long-term operating lease liabilities	6,582	7,779
Long-term finance lease liabilities	29	53
Long-term debt	2,935	3,352
TOTAL LIABILITIES	143,521	30,052
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 240,000,000 shares authorized; 83,424,763 shares issued and 77,283,733 shares outstanding at September 30, 2022 ; 79,483,837 shares issued and 73,461,203 shares outstanding at December 31, 2021	8	8
Additional paid-in capital	386,958	363,417
Accumulated other comprehensive income	292	81
Accumulated deficit	(332,492)	(309,214)
Treasury stock, at cost; 6,141,030 and 6,022,634 shares at September 30, 2022 and December 31, 2021 , respectively	(34,268)	(34,100)
Total stockholders’ equity	20,498	20,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,019	$50,244
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Revenue from external customers	$15,206	$8,847	$38,412	$29,782
Revenue from related party	30,417	1,332	49,462	1,332
Total revenues	45,623	10,179	87,874	31,114
Cost of goods sold	47,465	4,022	92,500	26,876
Gross income (loss)	(1,842)	6,157	(4,626)	4,238
Operating costs and expenses:
Selling, general, and administrative	9,035	4,092	21,345	14,379
Depreciation of property and equipment	177	233	554	793
Research and development	985	1,186	3,515	4,194
(Gain) loss on sale of property and equipment	(10)	14	(1,916)	(55)
Gain on lease termination	—	—	(584)	—
(Gain) loss in fair value of contract consideration convertible notes payable	4,250	—	(9,016)	—
Total operating costs and expenses	14,437	5,525	13,898	19,311
Income (loss) from operations	(16,279)	632	(18,524)	(15,073)
Other income (expense):
Paycheck protection plan loan forgiveness	—	—	—	881
Interest expense	(2,321)	(18)	(4,586)	(53)
Other expense, net	(187)	(102)	(67)	(62)
Total other income (expense)	(2,508)	(120)	(4,653)	766
Income (loss) before income taxes	(18,787)	512	(23,177)	(14,307)
Income tax expense	(7)	(3)	(101)	(30)
Net income (loss)	$(18,794)	$509	$(23,278)	$(14,337)

Income (loss) per common share:
Basic	$(0.25)	$0.01	$(0.31)	$(0.21)
Diluted	$(0.25)	$0.01	$(0.31)	$(0.21)

Weighted average common shares:
Weighted average common shares used in computing basic income (loss) per common share	75,312	69,324	74,095	68,665
Weighted average common shares used in computing diluted income (loss) per common share	75,312	70,176	74,095	68,665

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(18,794)	$509	$(23,278)	$(14,337)
Other comprehensive income (loss):
Foreign currency translation adjustment	116	38	211	70
Comprehensive income (loss)	$(18,678)	$547	$(23,067)	$(14,267)

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,278)	$(14,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(106)	(701)
Change in fair value of contract consideration convertible notes payable	(9,016)	—
Amortization of convertible note issuance cost	663	—
Paid-in-kind interest expense	3,861	—
Amortization of contract assets	1,986	—
Depreciation and amortization	554	793
Provision for doubtful accounts, net of recoveries	147	(42)
Inventory purchase commitment settlement	—	(7,633)
Inventory write down	1,036	—
Provision for excess and obsolete inventory	666	687
Gain on sale of property and equipment	(1,916)	(55)
Gain on lease termination	(584)	—
Non-cash lease expense	168	223
Stock compensation expense	2,262	2,710
Deferred income tax (benefit) expense	1	13
Paycheck protection plan loan forgiveness	—	(881)
Changes in current assets and liabilities:
Accounts receivable	(5,748)	111
Accounts receivable, related party	(24,616)	—
Inventories	(11,373)	2,330
Income taxes receivable	3	405
Other assets	(537)	(1,696)
Contract assets	(3,600)	—
Accounts payable	22,036	(604)
Accrued liabilities	493	415
Operating lease liabilities	(404)	—
Income taxes payable	100	(53)
Interest payable	36	36
Net cash used in operating activities	(47,166)	(18,279)
Cash flows from investing activities:
Capital expenditures	(175)	(31)
Proceeds from sale of assets	4,215	74
Net cash provided by investing activities	4,040	43
Cash flows from financing activities:
Proceeds from issuance of convertible notes	21,150	—
Payment of issuance costs of convertible notes	(1,084)	—
Proceeds from issuance of warrants	19,500	—
Payment of issuance costs of stock warrants	(1,170)	—
Payments to tax authorities for shares withheld from employees	(191)	(407)
Proceeds from issuance of stock	24	—
Payments for finance leases	(30)	(44)
Net cash provided by (used in) financing activities	38,199	(451)
Effect of changes in exchange rates on cash and cash equivalents	211	(70)
Net change in cash, cash equivalents and restricted cash	(4,716)	(18,757)
Cash and cash equivalents at the beginning of period	11,534	38,660
Restricted cash at the beginning of period	1,790	664
Cash and cash equivalents and restricted cash at beginning of period	13,324	39,324
Cash and cash equivalents at end of period	8,508	20,527
Restricted cash at the end of period	100	40
Cash, cash equivalents and restricted cash at end of period	$8,608	$20,567
The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

FLOTEK INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three and Nine Months Ended September 30, 2022 and 2021
(In thousands of U.S. dollars and shares)

Three months ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2022	82,885	$8	6,111	$(34,238)	$386,310	$176	$(313,698)	$38,558
Net loss	—	—	—	—	—	—	(18,794)	(18,794)
Foreign currency translation adjustment	—	—	—	—	—	116	—	116
Restricted stock granted	502	—	—	—	—	—	—	—
Restricted stock forfeited		—	5	—	—	—	—	—
Restricted stock units vested	58	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	671	—	—	671
Shares withheld to cover taxes	(20)	—	25	(30)	(23)	—	—	(53)
Balance, September 30, 2022	83,425	$8	6,141	$(34,268)	$386,958	$292	$(332,492)	$20,498

Nine months ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2021	79,484	$8	6,022	$(34,100)	$363,417	$81	$(309,214)	$20,192
Net loss	—	—	—	—	—	—	(23,278)	(23,278)
Foreign currency translation adjustment	—	—	—	—	—	211	—	211
Stock issued under employee stock purchase plan	—	—	(19)	—	24	—	—	24
Restricted stock granted	1,128	—	—	—	—	—	—	—
Restricted stock forfeited	(3)	—	25	—	—	—	—	—
Restricted stock units vested	58	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,262	—	—	2,262
Shares withheld to cover taxes	(35)	—	113	(168)	(23)	—	—	(191)
Issuance of stock warrants, net of transaction fee	—	—	—	—	9,930	—	—	9,930
Equity contribution	—	—	—	—	8,400	—	—	8,400
Conversion of notes to common stock	2,793	—	—	—	2,948	—	—	2,948
Balance, September 30, 2022	83,425	$8	6,141	$(34,268)	$386,958	$292	$(332,492)	$20,498

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Three months ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, June 30, 2021	79,607	$8	5,628	$(34,017)	$361,424	$13	$(293,534)	$33,894
Net loss	—	—	—	—	—	—	509	509
Foreign currency translation adjustment	—	—	—	—	—	38	—	38
Stock issued under employee stock purchase plan	—	—	(28)	20	(89)	—	—	(69)
Restricted stock granted	9	—	—	—	—	—	—	—
Restricted stock forfeited	(6)	—	4	8	3	—	—	11
Stock compensation expense	—	—	—	—	961	—	—	961
Shares withheld to cover taxes	—	—	45	64	(125)	—	—	(61)
Balance, September 30, 2021	79,610	$8	5,649	$(33,925)	$362,174	$51	$(293,025)	$35,283

Nine months ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares Issued	Par Value	Shares	Cost
Balance, December 31, 2020	78,669	$8	5,581	$(33,851)	$359,721	$(19)	$(278,688)	$47,171
Net loss	—	—	—	—	—		(14,337)	(14,337)
Foreign currency translation adjustment	—	—	—	—	—	70	—	70
Stock issued under employee stock purchase plan	—	—	(112)	(110)	(136)	—	—	(246)
Restricted stock granted	1,694	—	—	—	—	—	—	—
Restricted stock forfeited	(140)	—	34	72	4	—	—	76
Stock compensation expense	—	—	—	—	2,710	—	—	2,710
Shares withheld to cover taxes	—	—	146	(36)	(125)	—	—	(161)
Other (see Note 13, “Stockholders’ Equity”)	(613)	—	—	—	—	—	—	—
Balance, September 30, 2021	79,610	$8	5,649	$(33,925)	$362,174	$51	$(293,025)	$35,283

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
The Company’s Chemistry Technologies (“CT”) segment develops, manufactures, packages, distributes, delivers, and markets green specialty chemicals that aim to enhance the profitability of hydrocarbon producers.
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
As a result of a series of transactions in 2022 with ProFrac Holdings, LLC, Flotek has become a consolidated subsidiary of ProFrac Holding Corp. since May 17, 2022.
Sources and Uses of Liquidity
The Company currently funds its operations and growth primarily from cash on hand and other liquid assets. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in the twelve months subsequent to the date of filing the consolidated financial statements.

The availability of capital is dependent on the Company’s operating cash flow principally derived from its long-term supply agreement with ProFrac Services, LLC (see Note 16, Related Party Transactions). We believe that our cash and other liquid assets and our forecasted operating cash flows expected to be generated from the ongoing execution of the long-term supply agreement with ProFrac Services, LLC will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next twelve months. However, the Company cannot guarantee a sufficient level of cash flows in the future. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect all adjustments, in the opinion of management, necessary for the fair statement of the financial condition and results of operations for the periods presented. All such adjustments are normal and recurring in nature. The financial statements, including selected notes, have been prepared in accordance with applicable rules and regulations of the SEC regarding interim financial reporting and do not include all information and disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive financial statement reporting. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2021 Annual Report. A copy of the 2021 Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (“FTK”) or on Flotek’s website, www.flotekind.com. The information contained on the Company’s website does not form a part of this Quarterly Report.
All significant intercompany accounts and transactions have been eliminated in consolidation. The Company does not have investments in any unconsolidated subsidiaries.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.
Restricted Cash

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s restricted cash is $0.1 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s restricted cash as of September 30, 2022 consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its credit card program with a financial institution. The restricted cash balance as of December 31, 2021 included cash maintained in accordance with the credit card program and cash held in escrow of $1.75 million for amounts due under the terms of the legal settlement discussed in Note 12, “Commitments and Contingencies”.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable, including those with related party, arise from product sales and services and are stated at estimated net realizable value. This value incorporates an allowance for doubtful accounts to reflect any loss anticipated on accounts receivable balances. The Company regularly evaluates its accounts receivable to estimate amounts that will not be collected and records the appropriate allowance for doubtful accounts as a charge to operating expenses. The allowance for doubtful accounts is based on a combination of the age of the receivables, individual customer circumstances, credit conditions, and historical write-offs and collections. The Company writes off specific accounts receivable when they are determined to be uncollectible. The recovery of accounts receivable previously written off is recorded as a reduction to the allowance for doubtful accounts charged to operating expense.

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
Contract Assets
The Company’s contract assets represent consideration issued in the form of convertible notes and other incremental costs related to obtaining a contract with a related party customer. The contract assets are amortized over the term of the related party contract based on forecasted revenues as goods are transferred to the related party customer and the amortization is presented as a reduction of the transaction price included in related party revenue in the consolidated statements of operations. The contract assets are tested for recoverability on a recurring basis and the Company will recognize an impairment loss to the extent that the carrying amount of the contract assets exceeds the amount of consideration the Company expects to receive in the future for the transfer of goods under the contract less the direct costs that relate to providing those goods in the future.
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
Convertible Notes Payable and Liability Classified Contract Consideration Convertible Notes Payable
The Company accounts for the Convertible Notes Payable at amortized cost pursuant to Financial Accounting Standards Board (“FASB”) ASC Topic 470, Debt.
The Company accounts for the Contract Consideration Convertible Notes Payable issued as consideration related to a related party contract (see Note 9, “Debt and Convertible Notes Payable”), as liability classified convertible instruments in accordance with FASB ASC 718, “Stock Compensation” (“ASC 718”). Under ASC 718, liability classified convertible instruments are measured at fair value at the grant date and at each reporting date (see Note 10, “Fair Value Measurements”) with the change in fair value included in the consolidated statements of operations.
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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold in our consolidated statement of operations.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Comprehensive Income (Loss)
Comprehensive income (loss) encompasses all changes in stockholders’ equity, except those arising from investments and distributions to stockholders. The Company’s comprehensive income (loss) includes consolidated net income (loss) and foreign currency translation adjustments.
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
Stock Warrants

The Company evaluated the Prefunded Warrants issued in June 2022 in accordance with ASC 815-40, “Contracts in Entity’s Own Equity” and determined that the warrants meet the criteria to be classified within stockholders’ equity and recorded the proceeds received for the Prefunded Warrants within additional paid in capital in the consolidated balance sheets.

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

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications
Certain prior year amounts in the unaudited condensed consolidated statement of operations have been reclassified to conform to the current year presentation. In the fourth quarter of 2021, the Company changed its financial statement presentation to report cost of goods sold and gross loss and eliminated the reporting of operating expenses (excluding depreciation and amortization) on the consolidated statements of operations to conform to customary industry reporting practices. In connection with this change in presentation, the Company reclassified selling costs of $1.4 million and $4.4 million to selling, general and administrative expenses which were previously reported in operating expenses for the three and nine months ended September 30, 2021 respectively. The reclassifications and change in presentation of the statements of operations did not impact previously recorded income (loss) from operations, net income (loss) or stockholders’ equity.

Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the FASB. We evaluate the applicability and impact of all authoritative guidance issued by the FASB. Guidance not listed below was assessed and determined to be either not applicable, clarifications of items listed below, immaterial or already adopted by the Company.
New Accounting Standards Issued and Adopted as of January 1, 2022
The FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This standard changes the accounting for convertible instruments by reducing the number of accounting models, amends the requirements for a conversion option to be classified in equity and amends diluted earnings per share calculations for certain convertible debt instruments. The pronouncement is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, with early adoption allowed for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2022, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures as of January 1, 2022 as there were no convertible debt instruments outstanding as of that date.

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

New Accounting Standards Issued But Not Adopted as of September 30, 2022

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
The majority of the products from the CT segment are sold at a point in time and service contracts are short-term in nature. The DA segment recognizes revenue for sales of equipment at the time of sale. Revenue related to service and support is recognized on an over time basis. Payment terms are customarily 30-60 days for domestic and 90-120 days for international from invoice receipt. In addition, sales taxes are excluded from revenues.

Disaggregation of Revenue

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company differentiates revenue based on whether the source of revenue is attributable to product sales (point-in-time revenue recognition) or service revenue (over-time revenue recognition).
Revenue disaggregated by revenue source is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products (1)	$44,574	$9,494	$85,356	$29,017
Services	1,049	685	2,518	2,097
	$45,623	$10,179	$87,874	$31,114
(1) Product revenues for 2022 include sales to related parties as described in Note 16, “Related Party Transactions.”
Arrangements with Multiple Performance Obligations
The Company primarily sells chemicals and equipment recognized at a point in time based on when control transfers to the customer determined by agreed upon delivery terms. Additionally, the Company offers various services associated to products sold which includes field services, installation, maintenance, and other functions. Services are recognized upon completion of commissioning and installation due to the short-term nature of the performance obligation. There may be additional performance obligations related to providing ongoing or reoccurring maintenance. Revenue for these types of arrangements is recognized ratably over time throughout the contract period. Additionally, the Company may provide subscription-type arrangements with customers in which monthly reoccurring revenue is recognized ratably over time in accordance with agreed upon terms and conditions. Customers may be invoiced for such maintenance and subscription-type arrangements and revenue not yet recognizable is reported under accrued liabilities and deferred revenue on the balance sheet. Subscription-type arrangements were not a material revenue stream in the three and nine months ended September 30, 2022 and 2021.
Under revenue contracts for both products and services, customers are invoiced once the performance obligations have been satisfied, at which point payment is unconditional. Contract assets associated with incomplete performance obligations are not material.

Note 4 - Contract Assets
Contract assets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract assets	$83,060	$—
Less accumulated amortization	(1,986)	—
Contract assets, net	$81,074	$—
In connection with entering into the ProFrac Agreements on February 2, 2022 and May 17, 2022 as discussed in Note 9, “Debt and Convertible Notes Payable”, the Company recognized contract assets of $10.0 million and $69.5 million, respectively, and associated fees of $3.6 million. As of September 30, 2022, $73.9 million of the contract assets are classified as long term based upon our estimate of the forecasted revenues from the ProFrac agreements which will not be realized within the next twelve months of the ProFrac Agreements. The Company’s estimate of the timing of the future contract revenues is evaluated on a quarterly basis.
During the three and nine months ended September 30, 2022 the Company recognized $1.2 million and $2.0 million, respectively, of contract assets amortization which is presented as a reduction of the transaction price included in the related party revenue in the consolidated statement of operations. The below table reflects our estimated amortization per year (in thousands) based on the Company’s current forecasted revenues from the ProFrac Agreements.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amortization
2022 (excluding the nine months ended September 30, 2022 )	$1,451
2023	7,918
2024	8,692
2025	8,692
2026	8,692
Thereafter through May 2032	45,629
Total contract assets	$81,074
Based on our tests of recoverability, we did not identify impairment of such contract assets as of September 30, 2022.
Note 5 — Inventories
Inventories are as follows (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$7,000	$5,610
Finished goods	21,490	13,985
Inventories	28,490	19,595
Less reserve for excess and obsolete inventory	(9,301)	(10,141)
Inventories, net	$19,189	$9,454

The provision recorded in the three months ended September 30, 2022 and 2021 was $44.8 thousand and $0.1 million for the CT segment and $14.4 thousand and nil for the DA segment, respectively. The provision recorded in the nine months ended September 30, 2022 and 2021 was $0.8 million and $0.5 million for the CT segment and $0.1 million and $0.2 million for the DA segment, respectively.
The Company wrote off inventory of $1.0 million in the three and nine months ended September 30, 2022 relating to the Company’s decision to cease the manufacture and sale of hand sanitizers. There were no inventory write offs in the three and nine months ended September 30, 2021.
Note 6 — Property and Equipment
Property and equipment are as follows (in thousands):

	September 30, 2022	December 31, 2021
Land	$886	$886
Land improvements	520	520
Buildings and leasehold improvements	5,356	5,473
Machinery and equipment	6,683	6,843
Furniture and fixtures	545	620
Transportation equipment	806	878
Computer equipment and software	1,288	1,176
Property and equipment	16,084	16,396
Less accumulated depreciation	(11,303)	(11,100)
Property and equipment, net	$4,781	$5,296
Depreciation expense totaled $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, and $0.6 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
During 2021, the Company committed to plans to sell its warehouse facility in Monahans, Texas in its current condition and as a result the associated assets in the amount of $0.5 million are classified as held for sale as of September 30, 2022 and

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021. The company also classified $2.3 million for the Waller, Texas facility as held for sale as of December 2021. The Waller, Texas facility was sold on April 18, 2022 and the Company recognized a gain on the sale of the facility of $1.9 million during the nine months ended September 30, 2022.
Note 7 — Leases
In July 2021, the Company entered into a long-term rental agreement to lease its manufacturing facility in Waller, Texas, for $40.0 thousand per month for sixty-four months. Rental income recognized during nine months ended September 30, 2022 was $121.0 thousand, and was included in other expense, net in the consolidated statement of operations. Rental income recognized during the three and nine months ended September 30, 2021 was nil. As discussed in Note 6, “Property and Equipment” this facility was sold on April 18, 2022 and the lease agreement between the tenant and the Company terminated.
In August 2021, the Company entered into a five-year triple net operating lease agreement to lease its warehouse facility in Monahans, Texas, for $21.0 thousand per month, and the tenant occupied the warehouse facility in September 2021. Rental income recognized during the three and nine months ended September 30, 2022 was $65.0 thousand and $196.0 thousand, respectively, and was included in other expense, net in the consolidated statement of operations. Rental income recognized during the three and nine months ended September 30, 2021 was $12.0 thousand and was included in other expense, net in the consolidated statement of operations.
The components of lease expense and supplemental cash flow information are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease expense	$217	$247	$665	$735
Finance lease expense:
Amortization of right-of-use assets	4	4	11	11
Interest on lease liabilities	1	2	5	9
Total finance lease expense	5	6	16	20
Short-term lease expense	68	15	270	44
Total lease expense	$290	$268	$951	$799

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$461	$380	$1,186	$1,107
Operating cash flows from finance leases	13	10	32	62
Financing cash flows from finance leases	1	2	5	8
Maturities of lease liabilities as of September 30, 2022 are as follows (in thousands):

Years ending December 31,	Operating Leases	Finance Leases
2022 (excluding the nine months ended September 30, 2022)	$262	$9
2023	1,221	39
2024	1,247	22
2025	1,274	—
2026	1,302	—
Thereafter	4,782	—
Total lease payments	$10,088	$70
Less: Interest	(2,853)	(6)
Present value of lease liabilities	$7,235	$64

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$1,715	$2,041

Current portion of operating lease liabilities	653	602
Long-term operating lease liabilities	6,582	7,779
Total operating lease liabilities	$7,235	$8,381

Finance Leases
Property and equipment	$147	$147
Accumulated depreciation	(52)	(33)
Property and equipment, net	$95	$114

Current portion of finance lease liabilities	$35	$41
Long-term finance lease liabilities	29	53
Total finance lease liabilities	$64	$94

Weighted Average Remaining Lease Term
Operating leases	8.9 years	9.1 years
Finance leases	1.8 years	2.9 years

Weighted Average Discount Rate
Operating leases	8.9%	8.9%
Finance leases	9.0%	8.9%

Note 8 — Accrued Liabilities
Current accrued liabilities are as follows (in thousands):

	September 30, 2022	December 31, 2021
Severance costs	$2,606	$2,581
Loss on purchase commitments	—	1,750
Payroll and benefits	2,866	1,054
Legal costs	41	1,013
Contingent liability for earn-out provision	502	608
Deferred revenue, current	283	528
Taxes other than income taxes	1,359	241
Other	1,743	1,221
Total current accrued liabilities	$9,400	$8,996
Note 9 — Debt and Convertible Notes Payable
Long Term Debt

In April 2020, the Company received a $4.8 million loan (the “Flotek PPP loan”) under the Paycheck Protection Program (“PPP”), which was created through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and is

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
administered by the U.S. Small Business Administration (“SBA”). In connection with the acquisition of JP3 in May 2020, the Company assumed a PPP loan of $0.9 million obtained by JP3 (the “JP3 PPP loan”) in April 2020 prior to its acquisition by Flotek. The PPP loans had a fixed interest rate of 1% and originally a two-year term, maturing in April and May 2022, respectively. No payments of principal or interest were required during the three or nine months ended September 30, 2022 and 2021.

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

During the second quarter of 2021, the Company applied for forgiveness of the JP3 PPP loan with the SBA. In June 2021, the Company received notice from the SBA that the JP3 PPP loan and accrued interest were fully forgiven. Accordingly, during the second quarter of 2021, the Company recorded $0.9 million for the amount of principal and accrued interest forgiven associated with the JP3 PPP loan in other expense, net on the consolidated statement of operations.

In October 2021, the Flotek PPP loan maturity date was extended from April 15, 2022 to April 15, 2025.

During the third quarter of 2021, the Company submitted to the SBA, request for forgiveness of substantially all of the Flotek PPP loan. As of the date of this filing, the Company has not received a forgiveness notice. If the loan is not forgiven, monthly payments will be due over the remaining term of the loan upon notice from the SBA that it will not be forgiven.

Long-term debt, including current portion, assuming forgiveness is not obtained, is as follows (in thousands):

	September 30, 2022	December 31, 2021
Flotek PPP loan	$4,788	$4,788
Less current maturities	(1,853)	(1,436)
Total long-term debt, net of current portion	$2,935	$3,352

Convertible Notes Payable

On February 2, 2022, Flotek entered into a Private Investment in Public Equity transaction (the “PIPE transaction”) with a consortium of investors to secure growth capital for the Company. The PIPE transaction was exempted from the registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws. Pursuant to the PIPE transaction, Flotek issued $21.2 million in aggregate initial principal amount of Convertible Notes Payable for net cash proceeds of approximately $20.1 million. The investors are ProFrac Holdings, LLC, Burlington Ventures Ltd., entities associated with North Sound Management, certain funds associated with one of Flotek's directors including the D3 Family Fund and the D3 Bulldog Fund, and Firestorm Capital LLC. The Convertible Notes Payable accrue paid-in-kind interest at a rate of 10% per annum, have a maturity of one year, and are converted into common stock of Flotek (a) at the holder's option at any time prior to maturity, at a price of $1.088125 per share, (b) at Flotek's option, if the volume-weighted average trading price of Flotek's common stock equals or exceeds $2.50 for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705. On March 21, 2022, $3.0 million of the Convertible Notes Payable, plus accrued paid-in-kind interest thereon, were converted at the holder’s option into approximately 2.8 million shares of common stock.

As of September 30, 2022, the remaining Convertible Notes Payable are recorded at carrying value of $19.1 million, including accrued paid-in-kind interest of $1.3 million, and net of unamortized issuance costs of $0.3 million. The estimated fair value of the Convertible Notes Payable at September 30, 2022 was $22.8 million.

ProFrac Agreement Contract Consideration Convertible Notes Payable

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2022, the Company entered into a long-term supply agreement with ProFrac Services, LLC (the “ProFrac Agreement”), a subsidiary of ProFrac Holdings LLC, in exchange for $10 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“ProFrac Agreement Contract Consideration Convertible Notes Payable”), under the same terms as the Convertible Notes Payable issued in the PIPE transaction. This offering of the Contract Consideration Convertible Notes Payable was exempted from the registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws.

The ProFrac Agreement Contract Consideration Convertible Notes Payable are accounted for as liability classified convertible instruments and were initially recorded at fair value of $10.0 million on the issuance date and remeasured to fair value of $12.6 million as of September 30, 2022 which includes paid-in-kind interest of $0.7 million. The fair value adjustment was an increase of $0.6 million and a $1.9 million in the three and nine months ended September 30, 2022, respectively. See Note 10, “Fair Value Measurements”.

Amended ProFrac Agreement Contract Consideration Convertible Notes Payable

On May 17, 2022, the Company entered into an amendment to the ProFrac Agreement (the “Amended ProFrac Agreement”) upon issuance of $50 million in aggregate principal amount of Contract Consideration Convertible Notes Payable (“Amended ProFrac Agreement Contract Consideration Convertible Notes Payable”) to ProFrac. This offering of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable was exempted from the registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws. The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable may be converted at any time prior to the maturity date, which is one year from the date of issuance under the same stock conversion terms as the Convertible Notes Payable issued in the PIPE transaction.

The Amended ProFrac Agreement Contract Consideration Convertible Notes Payable are accounted for as liability classified convertible instruments and were initially recorded at fair value of $69.5 million on the issuance date and remeasured to fair value of $60.5 million as of September 30, 2022 which includes paid-in-kind interest of $1.9 million. The fair value adjustment was a $3.6 million increase and a $10.9 million decrease in the three and nine months ended September 30, 2022. See Note 10, “Fair Value Measurements”.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s liabilities that are measured at fair value on a recurring basis and the level within the fair value hierarchy (in thousands):

				September 30,				December 31,
	Level 1	Level 2	Level 3	2022	Level 1	Level 2	Level 3	2021
Contingent earnout consideration	$—	$—	$502	$502	$—	$—	$608	$608
ProFrac Agreement contract consideration convertible notes	$—	$—	12,570	$12,570	$—	$—	$—	$—
Amended ProFrac Agreement contract consideration convertible notes	$—	$—	60,460	$60,460	$—	$—	$—	$—
Total	$—	$—	$73,532	$73,532	$—	$—	$608	$608
Contingent Earnout Consideration Key Inputs
The estimated fair value of the remaining stock performance earn-out provision, with respect to the JP3 transaction, is included in accrued liabilities as of September 30, 2022 and December 31, 2021. The estimated fair value of the earn-out provision at the end of each period was valued using a Monte Carlo model analyzing 20,000 simulations performed using Geometric Brownian Motion with inputs such as risk-neutral expected growth and volatility.
The key inputs into the Monte Carlo simulation used to estimate the fair value of the earn-out provision were as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.24%	1.02%
Expected volatility	100.0%	90.0%
Term until liquidation (years)	2.63	3.38
Stock price	$1.00	$1.13
Discount rate	11.91%	6.71%
ProFrac Agreement Contract Consideration Notes Payable Key Inputs
The ProFrac Agreement Contract Consideration Convertible Notes Payable were measured at fair value at issuance and on a recurring basis. The ProFrac Agreement Contract Consideration Convertible Notes Payable had an initial fair value of $10.0 million on February 2, 2022. The ProFrac Agreement Contract Consideration Convertible Notes Payable were classified as Level 2 at the initial measurement due to the use of a quoted price for a similar liability, and classified as Level 3 subsequently due to the use of unobservable inputs. The estimated value of the ProFrac Agreement Contract Consideration Convertible Notes Payable as of September 30, 2022 was valued using a Monte Carlo simulation with inputs such as the market trading price of the Company’s common stock, the expected volatility of the Company’s stock price based on historical trends, a risk-free rate of interest based on US Treasury note rates and the term of the debt, the time to liquidation based on the maturity date of the notes, and a discount rate based on the risk free rate of interest.
The key inputs into the Monte Carlo simulation used to estimate the fair value of the ProFrac Agreement Contract Consideration Convertible Notes Payable maturing February 2, 2023, as of September 30, 2022 were as follows:

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022
Risk-free interest rate	3.55%
Expected volatility	100.0%
Term until liquidation (years)	0.342
Stock price	$1.00
Discount rate	3.55%
The valuation of the ProFrac Agreement Contract Consideration Convertible Notes Payable was $12.6 million as of September 30, 2022.
Amended ProFrac Agreement Contract Consideration Convertible Notes Payable Key Inputs
On May 17, 2022, the Company measured the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable classified as Level 3 using a Monte Carlo simulation at an estimated fair value of $69.5 million. The estimated value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable was valued using a Monte Carlo simulation with inputs such as the market trading price of the Company’s common stock, the expected volatility of the Company’s stock price based on historical trends, a risk-free rate of interest based on US Treasury note rates and the term of the debt, the time to liquidation based on the maturity date of the notes, and a discount rate based on the risk free rate of interest.
The key inputs into the Monte Carlo simulation used to estimate the fair value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable, as of September 30, 2022 were as follows:

September 30, 2022
Risk-free interest rate	3.95%
Expected volatility	100.0%
Term until liquidation (years)	0.63
Stock price	$1.00
Discount rate	3.95%
The value of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable as of September 30, 2022 was $60.5 million.
Assets Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, including property and equipment and operating lease right-of-use assets, are measured at fair value on a non-recurring basis and are subject to fair value adjustment in certain circumstances.
Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company estimated the fair value of the remaining stock performance earn-out provision as of September 30, 2022 and 2021 and adjusted the estimated fair value of the contingent liability to $0.5 million and $0.7 million, respectively. The Company records changes in the fair value of the contingent consideration and achievement of performance targets in cost of goods sold.
The Company estimated the initial fair value of $10.0 million of the ProFrac Agreement Contract Consideration Convertible Notes Payable on February 2, 2022, by reference to the cash purchase price paid by third party investors for equivalent notes issued simultaneously by the Company. The Company estimated the fair value of the additional $69.5 million of the Amended ProFrac Agreement Contract Consideration Convertible Notes Payable on the issuance date of May 17, 2022 using a Monte Carlo simulation. The Company adjusted the estimated fair value of the Contract Consideration Convertible Notes Payable to $73.0 million as of September 30, 2022.
The following table presents the changes in the assets and liabilities measured at fair value on a recurring basis classified as Level 3 (in thousands):

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance - beginning of period	$67,694	$1,115	$608	$1,416
Transfer of ProFrac Agreement contract consideration convertible notes payable from Level 2	—	—	10,000	—
Issuance of Amended ProFrac Agreement contract consideration convertible notes payable	—	—	69,460	—
Increase in principle of ProFrac Agreement contract consideration convertible notes payable for paid-in-kind interest	266	—	681	—
Increase in principle of Amended ProFrac Agreement contract consideration convertible notes payable for paid-in-kind interest	1,293	—	1,905	—
Change in fair value of contingent earnout consideration	28	(400)	(106)	(701)
Change in fair value of ProFrac Agreement contract consideration convertible notes payable	634	—	1,889	—
Change in fair value of Amended ProFrac Agreement contract consideration convertible notes payable	3,617	—	(10,905)	—
Balance - end of period	$73,532	$715	$73,532	$715
Note 11 — Income Taxes
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	2022	2021	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	—	—	—	(0.2)
Non-U.S. income taxed at different rates	0.2	0.8	(0.3)	0.3
Increase (reduction) in tax benefit related to stock-based awards	—	(0.3)	(0.4)	1.2
Non-deductible expenses	0.5	5.8	0.4	1.1
Increase in valuation allowance	(21.7)	(27.3)	(20.7)	(23.6)
2018 IRS exam assessment	—	—	(0.4)	—
Effective income tax rate	—%	—%	(0.4)%	(0.2)%

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
Former CEO Matter

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
Terpene Supply Agreement
On October 29, 2021, the Company reached agreement (“the ADM Settlement) with Archer-Daniels-Midland Company (“ADM”), Florida Chemical Company (“FCC”) and other parties to pay $1.75 million and resolve all claims between the parties in relation to lawsuit claiming damages relating to the terpene supply agreement between Flotek Chemistry, LCC (“Flotek Chemistry”), a wholly owned subsidiary of the Company and FCC. The one-time payment of $1.75 million from Flotek to ADM was paid on January 3, 2022 and was included as restricted cash on the consolidated balance sheet as of December 31, 2021.
Other Commitments and Contingencies
The Company is subject to concentrations of credit risk within trade accounts receivable, and related party accounts receivable, as the Company does not generally require collateral as support for trade receivables. In addition, the majority of the Company’s cash is invested in three major U.S. financial institutions and balances often exceed insurable amounts.
Note 13 — Stockholders’ Equity
On March 21, 2022, the Convertible Notes Payable which had been purchased by certain funds associated with one of the Company’s directors, which aggregated $3.0 million plus $39 thousand of accrued interest, were converted into 2,793,030 shares of the Company’s common stock.
On June 21, 2022, ProFrac Holdings II, LLC paid $19.5 million for PreFunded Warrants of the Company. The PreFunded Warrants were recorded at their fair value of $11.1 million, less $1.2 million of transaction costs paid. The remaining cash received of $8.4 million was recognized as an equity contribution. This offering of the Prefunded Warrants was exempted from the registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state securities laws. The Prefunded Warrants will permit ProFrac Holdings II, LLC to purchase 13,104,839 shares of common stock of the Company at an exercise price equal to $0.0001 per share, representing a 20% premium to the 30-day volume average price of the Company’s common stock at the close of business on the day prior to the date of the issuance of the Prefunded Warrants. The Prefunded Warrants, net of transaction fees of $1.1 million, and the equity contribution of $8.4 million from ProFrac are included in additional paid-in capital as of September 30, 2022.
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
During the first quarter 2021, the Company identified 0.6 million shares that were improperly included in the December 31, 2020 issued share count, and the Company adjusted the issued share count presented on the statement of stockholders’ equity. This adjustment was not material to the September 30, 2022 consolidated financial statements or basic and diluted earnings per share.

FLOTEK INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Net Loss Per Share
Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is calculated by dividing the adjusted net income (loss) by the weighted average number of common shares outstanding combined with dilutive common share equivalents outstanding, if the effect is dilutive. Potentially dilutive common share equivalents consist of incremental shares of common stock issuable upon conversion of convertible notes payable, exercise of stock warrants and vesting and settlement of stock awards. The dilutive effect of non-vested stock issued under share‑based compensation plans, shares issuable under the Employee Stock Purchase Plan (ESPP), employee stock options outstanding, and the prefunded stock warrants are computed using the treasury stock method. The dilutive effect of the Convertible Notes is computed using the if‑converted method in accordance with ASU 2020-06, which was adopted by the Company on January 1, 2022 (see Note 2, “Summary of Significant Accounting Policies”).

The calculation of the basic and diluted income (loss) per share for the three and nine months ended September 30, 2022 is as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Numerator:
Net income (loss) for basic earnings per share	$(18,794)	$(23,278)
Anti-dilutive Adjustment to Net Income available to shareholders excluded from Numerator for Diluted Earnings Computation
Paid-in-Kind interest expense on convertible notes payable, net of tax	2,043	3,861
Valuation (gain) loss on convertible notes carried at FV, net of tax	4,250	(9,016)
Total numerator adjustment excluded from diluted earnings computation	$6,293	$(5,155)

Denominator:
Basic and diluted weighted average shares outstanding	75,312	74,095
Anti-dilutive Incremental Shares Excluded from Denominator for Diluted Earnings Computation
Average number of diluted shares for convertible notes payable	74,395	47,354
Average number of diluted shares for stock warrants	8,897	3,324
Average number of diluted shares for options and restricted	418	571

Basic and diluted loss per share	(0.25)	(0.31)

For the three and nine months ended September 30, 2022 paid-in-kind interest expense, net of tax, on convertible notes payable and the change in fair value related to the contract consideration convertible notes payable, net of tax, were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the periods. For the three and nine months ended September 30, 2022 weighted average shares for convertible notes payable, weighted average shares for stock warrants and weighted average shares for employee stock awards were not included in the dilution calculation since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the periods.
For the three months ended September 30, 2021, diluted earnings per common share included 851,702 common share equivalents. For the nine months ended September 30, 2021, weighted average shares for employee stock awards of 1,130,719, were not included in the calculation of diluted loss per share since including them would have an anti-dilutive effect on the loss per share due to the net loss incurred during the periods.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 — Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$25	$17
Income taxes received	—	(351)
Supplemental non-cash activities:
Employee retention credit	—	2,851
Non cash financing and investing activities:
Issuance of convertible notes payable as consideration for ProFrac Agreements	79,460	—
Conversion of convertible notes payable to common stock	2,948	—
Note 16— Related Party Transactions
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
In October 2019, an amendment to the employment agreement of Mr. Chisholm was executed, giving the Company the contractual right of offset for any amounts owed by Mr. Chisholm to the Company for the IRS matter, and giving the Company the right to withhold payments to Mr. Chisholm equal to amounts reasonably estimated to potentially become due to the Company by the affiliated companies for the IRS matter from any amounts owed under the employment agreement. On December 31, 2019, the Company netted the related party receivable against the severance payable and recorded $1.8 million for potential liability to the IRS. On January 5, 2020, Mr. Chisholm ceased to be an employee of the Company. In September 2020, the Company informed Mr. Chisholm it would cease payment of future severance.
During first quarter of 2020, an additional accrual was recorded for $0.2 million related to potential penalties and interest on the IRS obligation. As of September 30, 2022 and December 31, 2021, the receivable from Mr. Chisholm was $1.4 million, which equaled the payable to the IRS and netted with Mr. Chisholm’s severance liability. Both the IRS and severance liabilities are recorded in accrued liabilities on the consolidated balance sheet.
Mr. Ted D. Brown was a Director of the Company beginning in November of 2013 and is the President and CEO of Confluence Resources LP (“Confluence”), a private oil and gas exploration and production company. As of April 15, 2022 Ted D. Brown stepped down from being a Director of the Company and Confluence will no longer be considered a related party as of April 15, 2022. The Company’s revenues for chemical sales to Confluence were $1.4 million through April 15, 2022. The Company’s revenues from chemical sales to Confluence for the three and nine months ended September 30, 2021 were $1.3 million and $1.3 million, respectively. As of December 31, 2021, Confluence owed $1.3 million which is recorded in accounts receivable, related party on the consolidated balance sheet.
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

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the three and nine months ended September 30, 2022, the Company’s revenues from chemical sales to ProFrac Services LLC were $30.4 million and $48.1 million respectively. These revenues were net of amortization of contract assets of $1.2 million and $2.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 and December 31, 2021, our accounts receivable from ProFrac Services, LLC was $25.9 million and zero, respectively which is recorded in accounts receivable, related party on the consolidated balance sheet.
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

Data Analytics. The DA segment, created in the second quarter of 2020 in conjunction with the acquisition of JP3 on May 18, 2020, includes the design, development, production, sale and support of equipment and services that create and provide valuable information on the composition and properties of energy customers’ hydrocarbon fluids. The company markets products and services that support in-line data analysis of hydrocarbon components and properties. Customers of the DA segment span across the entire oil and gas market, from upstream production to midstream facilities to refineries and distribution networks

Performance is based upon a variety of criteria. The primary financial measure is segment operating income (loss). Various functions, including certain sales and marketing activities and general and administrative activities, are provided centrally by the corporate office. Costs associated with corporate office functions, other corporate income and expense items, and income taxes are not allocated to the reportable segment.

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized financial information of the reportable segments is as follows (in thousands):

As of and for the three months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2022
Revenue from external customers	$13,511	$1,695	$—	$15,206
Revenue from related party	30,417	—	—	30,417
Change in fair value of contract consideration convertible notes	4,250	—	—	4,250
Loss from operations	(10,603)	(745)	(4,931)	(16,279)
Depreciation and amortization	162	14	1	177
Additions to long-lived assets	25	33	112	170

2021
Revenue from external customers	$8,044	$803	$—	$8,847
Revenue from related party	1,332	—	—	1,332
Income (loss) from operations	4,399	(1,071)	(2,696)	632
Depreciation and amortization	215	17	1	233
Additions to long-lived assets	—	—	—	—

As of and for the nine months ended September 30,	Chemistry Technologies	Data Analytics	Corporate and Other	Total
2022
Revenue from external customers	$34,933	$3,479	$—	$38,412
Revenue from related party	49,462	—	—	49,462
Change in fair value of contract consideration convertible notes	(9,016)	—	—	(9,016)
Loss from operations	(1,716)	(2,751)	(14,057)	(18,524)
Depreciation and amortization	507	45	2	554
Additions to long-lived assets	30	33	112	175

2021
Revenue from external customers	$26,033	$3,749	$—	$29,782
Revenue from related party	1,332	—	—	1,332
Loss from operations	(3,009)	(2,138)	(9,926)	(15,073)
Depreciation and amortization	739	52	2	793
Additions to long-lived assets	31	—	—	31

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets of the Company by reportable segments are as follows (in thousands):

	September 30, 2022	December 31, 2021
Chemistry Technologies	$150,160	$34,387
Data Analytics	7,215	7,329
Corporate and Other	6,644	8,528
Total assets	$164,019	$50,244
The increase in Chemistry Technologies assets is primarily due to contact assets of $81.1 million.
Geographic Information
Revenue by country is based on the location where services are provided and products are sold. No individual countries other than the U.S. and the United Arab Emirates (“UAE”) accounted for more than 10% of revenue. Revenue by geographic location is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
U.S. (1)	$42,670	$8,094	$78,959	$24,624
UAE	2,242	1,319	6,692	3,741
Other countries	711	766	2,223	2,749
Total revenue	$45,623	$10,179	$87,874	$31,114
(1) Includes revenue from related party
Long-lived assets held in countries other than the U.S. are not considered material to the consolidated financial statements.
Major Customers
Revenue from major customers, as a percentage of consolidated revenue, is as follows (in thousands):

Three months ended September 30,	Revenue	% of Total Revenue
2022
Customer A (Related Party)	$30,417	66.7%
2021
Customer C	$3,041	29.9%
Customer D	1,332	13.1%

FLOTEK INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30,	Revenue	% of Total Revenue
2022
Customer A (Related Party)	$48,074	54.7%
Customer B	10,905	12.4%
2021
Customer C	$7,701	24.8%
Customer D	4,067	13.1%

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
Note 18 — Subsequent Events

The Company has evaluated the effects of events that have occurred subsequent to September 30, 2022, and there have been no material events that would require recognition in the September 30, 2022 interim financial statements or disclosure in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Annual Report on Form 10-K for the fiscal ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited consolidated financial statements and accompanying notes included herein. Comparative segment revenues and related financial information are discussed herein and are presented in Note 17 to our unaudited consolidated financial statements. See “Forward Looking Statements” in this report and “Risk Factors” included in our filings with the SEC, including our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for a description of important factors that could cause actual results to differ from expected results. Our historical financial information may not be indicative of our future performance.
Executive Summary

Flotek Industries, Inc. (“Flotek” or the “Company”) creates solutions to reduce the environmental impact of energy on air, water, land and people. A technology-driven, specialty green chemistry and data technology company, Flotek helps customers across industrial, commercial, and consumer markets improve their ESG performance. The Company serves specialty chemistry needs for both domestic and international energy markets.
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

Customers of the CT segment include those of energy related markets, such as our related party ProFrac Services, LLC, as well as consumer and industrial applications. Major integrated oil and gas companies, oilfield services companies, independent oil and gas companies, national and state-owned oil companies, geothermal energy companies, solar energy companies and advanced alternative energy companies benefit from our best-in-class technology, field operations, and continuous improvement exercises that go beyond existing sustainability practices.

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

Customers using this technology have obtained significant benefits including additional profits by enhancing operations in crude/condensates stabilization, blending operations, reduction of transmix, increasing efficiencies and optimization of gas plants, and ensuring product quality while reducing giveaways i.e., providing higher value products at the lower value products prices. More efficient operations have the benefit of reducing their carbon footprint e.g., less flaring and reduction in energy expenditure for compression and re-processing. Our customers in North America include the supermajors, some of the largest midstream companies and large gas processing plants. We have developed a new line of Verax analyzers for deployment internationally which was certified for compliance in hazardous locations and harsh weather conditions.

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
Outlook
Our business is subject to numerous variables which impact our outlook and expectations given the shifting conditions of the industry and weather volatility. We have based our outlook on the market conditions we perceive today. Changes often occur.
Energy
We expect North American and International onshore energy, exploration and production activity to continue to improve throughout 2022 from third quarter levels. Going into 2023 we believe that we are in the early years of a tight supply cycle triggered by underinvestment in infrastructure and new sources of oil and gas production. While shorter demand cycles will come and go depending on the fluctuating macroeconomic backdrop, the tight supply cycle is durable and will provide underlying support to oil prices for multiple years. The strongest potential growth throughout 2022 will likely comes from private, rather than publicly traded exploration and production companies. Private exploration and production companies operate the majority of U.S. land rigs and react quickly to changing commodity prices. In the current commodity price environment, we expect the private companies to increase activity and publicly traded companies to have modest spending increases in the year ahead. Additionally, we have reestablished our ability to sell product through other oilfield service companies and believe sales through indirect channels to the exploration and production companies and oilfield service companies could accelerate in 2023.

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

Digital Analytics

The use of data and digital analytics is a growing trend in all industries where technology is leveraged to analyze large datasets of operational information to improve performance, as well as for predictive maintenance, advanced safety measures and reduced environmental impact of operations. We believe Verax analyzers have gained a foothold in North American markets for critical applications where compositional information is needed in real-time. The technology delivers real-time insight on valuable operations data like vapor pressure, boiling point, flash point, octane level, API gravity, viscosity, BTU and more, simultaneously. We continue to work with our customers to identify further facilities and applications where our technology has the highest value. We expect to open and establish our international customer base with our new generation of internationally certified online analyzers. The new analyzers are specifically designed to withstand routine exposure to extreme outdoor environments, ambient temperatures up to 55°C/131°F and sandstorm pollution common to important international environments. We anticipate international sales to increase over the next twelve months because of the newly certified equipment. To drive recurring revenue, we continue to build on the modular nature of our sensor and analysis packages with new data processing techniques that enhance the value of our installations. AIDA (Automated Interface Detection Algorithm) provides real-time detection of interfaces in a liquids pipeline without the need for additional sampling or chemometric modeling. The application can identify products such as refined fuels, crude and NGLs with its advanced machine learning algorithms and detect interfaces within 60 seconds. We believe this allows operators to cut batches quickly and accurately, reduce transmix and minimize off-spec product that requires downgrades.

ESG

ESG-focused solutions continue to be an emphasis for the Company as the energy, industrial and consumer markets are seeking to accelerate their focus on sustainability and minimized impact on the environment. We anticipate the Company’s products and services could offer a significant benefit to businesses seeking to improve their ESG performance, including improving safety, reliability and efficiency of their operations. The Company offers sustainable chemistry solutions, tailoring product selection to enable operational efficiencies, improve water management and reduce greenhouse gas emissions for its customers in the exploration and production sector of the oil and gas industry. Further, the Company’s patented line of Complex nano-Fluid®

(also known as CnF®) products are formulated with highly effective, plant-based solvents offering safer, renewable and sustainable alternatives to toxic BTEX-based (benzene, toluene, ethylbenzene and xylene) chemicals. Benzene is a carcinogenic chemical that can cause acute physical damage, chronic blood disorders, reproductive disorders, leukemia and when exposed to the atmosphere, benzene creates smog, which can be carried to the ground through rain and contaminates water bodies and soil. Additionally, we believe the Company’s real-time sensor technology helps to enable process and operational efficiencies, minimize waste and processing and reduce emissions.

The Company believes the industry focus on maintaining a “social license to operate” provides the platform to accelerate the sale of our products and services that we believe can help the customer achieve a greener goal. We believe the performance driven ESG focus of the Company assists in reducing environmental liabilities and improving returns for our customers.

Supply Chain

During 2020 and 2021 challenging supply chain issues emerged that are continuing throughout 2022 according to Secretary of Transportation Peter Buttigieg. We expect the anticipated supply chain activity increases will strain supply chains generally. The principal supply issues facing our industry for the next twelve months will include:
•Fluctuating freight costs;
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

Consolidated Results of Operations (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Revenue from external customers	$15,206	$8,847	$38,412	$29,782
Revenue from related party	30,417	1,332	49,462	1,332
Total revenues	45,623	10,179	87,874	31,114
Cost of goods sold	47,465	4,022	92,500	26,876
Cost of goods sold %	104.0%	39.5%	105.3%	86.4%
Gross profit (loss)	(1,842)	6,157	(4,626)	4,238
Gross profit (loss) %	(4.04)%	60.5%	(5.3)%	13.6%
Selling general and administrative	9,035	4,092	21,345	14,379
Selling general and administrative %	19.8%	40.2%	24.3%	46.2%
Depreciation and amortization	177	233	554	793
Research and development	985	1,186	3,515	4,194
(Gain) loss on sale of property and equipment	(10)	14	(1,916)	(55)
Gain on lease termination	—	—	(584)	—
Change in fair value of contract consideration convertible notes payable	4,250	—	(9,016)	—
Income (loss) from operations	(16,279)	632	(18,524)	(15,073)
Operating margin %	(35.7)%	6.2%	(21.1)%	(48.4)%
Interest and other income, net	(2,508)	(120)	(4,653)	766
Income (loss) before income taxes	(18,787)	512	(23,177)	(14,307)
Income tax expense	(7)	(3)	(101)	(30)
Net income (loss)	$(18,794)	$509	$(23,278)	$(14,337)

Consolidated revenue for the three and nine months ended September 30, 2022, increased $35.4 million, or 348%, and $56.8 million or 182%, respectively, versus the same period of 2021, primarily driven by activity under the ProFrac contract which commenced in the second quarter of 2022 and continued increased activity across our customer base, particularly in the Chemistry Technologies segment.

Consolidated cost of goods sold for the three and nine months ended September 30, 2022, increased $43.4 million or 1080%, and $65.6 million or 244%, respectively, versus the same periods of 2021, primarily attributable to the increase in revenues. Cost of goods sold in 2022 were negatively impacted by one- time expenses incurred due to the ramp up of ProFrac activity and the write down of inventory of $1.0 million in the three months ended September 30, 2022, relating to the decision to cease the manufacture and sale of hand sanitizers. Cost of goods sold in three months ended September 30, 2021, benefited from the release of accrued costs of $7.6 million subsequent to the agreement of a settlement with ADM, see Note 12, “Commitments and Contingencies”.

Selling general and administrative (“SG&A”) expenses are not directly attributable to products sold or services provided. SG&A expenses for the three months ended September 30, 2022, increased $4.9 million or 121% versus the same period of 2021. $1.9 million of the increase related to bonus accruals. No bonus amounts had been accrued previously during 2022 and nil was accrued as of the same period in the prior year. The remainder of the increase was largely driven by increased professional fees. SG&A expenses for the nine months ended September 30, 2022, increased $7.0 million or 48%, versus the same period of 2021 as a result of increased personnel costs mainly attributable to higher year on year bonus costs and 2021 benefiting from an Employee Retention Credit, (“ERC”). Professional fees for the nine months ended September 30, 2022 were higher due to costs associated with potential financing transactions, partially offset by lower legal fees.
Depreciation of property and equipment decreased $0.1 million or 24%, for the three months ended September 30, 2022, versus the same period of 2021. Depreciation of property and equipment decreased $0.2 million or 30% for the nine months ended September 30, 2022.

Research and development (“R&D”) costs for the three and nine months ended September 30, 2022, decreased $0.2 million or 17% and $0.7 million or 16%, respectively, versus the same period of 2021 due to lower personnel costs as a result of a reduction in workforce and lower non-labor cost.
Loss from operations decreased by $16.9 million or 2676% for the three months ended September 30, 2022, versus the same period in 2021. The increased loss from operations is partly attributable to the negative gross margin, increased SG&A costs and the loss on fair value of Contract Consideration Convertible Notes Payable. For the nine months ended September 30, 2022, the loss from operations increased by $3.5 million or 23% attributable mainly to the negative gross margin and increased SG&A costs. This was partially offset by the gain on sale of property and equipment and lease termination and a credit relating to the change in fair value of Contract Consideration Convertible Notes Payable.
Loss before taxes for the three months ended September 30, 2022, was impacted by interest charges of $2.3 million versus $18 thousand for the same period in 2021. For the nine months ended September 30, 2022 and 2021 interest charges were $4.6 million and $53 thousand respectively. The increased interest cost relates to payment in kind interest expense on the Convertible Notes Payable and the Contract Consideration Convertible Notes Payable.
The Company’s income tax expense for the three and nine months ended September 30, 2022 and 2021 was minimal.
Results by Segment (in thousands):
Chemistry Technologies Results of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$43,928	$9,376	$84,395	$27,365
Income (loss) from operations	(10,603)	4,399	(1,716)	(3,009)
CT revenue for the three and nine months ended September 30, 2022 increased $34.6 million, and $57.0 million, respectively, compared to the same periods of 2021. The increased revenue in 2022 is driven primarily by the ProFrac Agreements which commenced in the second quarter of 2022, of which the Company recognized $30.4 million and $48.1 million, for the three and nine months ended September 30, 2022, respectively.
Income (loss) from operations for the CT segment for the three months ended September 30, 2022 decreased by $15.0 million or 341% compared to the same period of 2021. The decline is attributable to the loss on revaluation of the Contract Consideration Convertible Notes Payable of $4.3 million, increased costs primarily due to bonus accruals and the gross margin decrease driven by the inventory write down of $1.0 million and cost of goods sold for the three months ended September 30, 2021 benefiting from the release of accrued costs relating to the ADM settlement of $7.6 million. The loss from operations for the nine months ended September 30, 2022 decreased by $1.3 million or 43% compared to the same period of 2021. The improvement relates mainly to the revaluation of the Contract Consideration Convertible Notes Payable of $9.0 million and the gain on sale of property and equipment and lease termination, partially offset by the lower gross margin and increased costs primarily due to bonus accruals.
Data Analytics Results of Operations:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	2022	2021	2022	2021
Revenue	$1,695	$803	$3,479	$3,749
Loss from operations	(745)	(1,071)	(2,751)	(2,138)

DA revenue for the three months ended September 30, 2022 increased $0.9 million or 111% compared to the same period of 2021 due to significant revenues from three new customers and several existing customers. DA revenue for the nine months ended September 30, 2022 decreased $0.3 million or 7% compared to the same period of 2021.

Loss from operations for the DA segment for the three months ended September 30, 2022 decreased by $0.3 million or 30% compared to the same period for 2021 due to increased revenues and improved margins partially offset by an increase in costs driven primarily by bonus accruals. Loss from operations for the DA segment for the nine months ended September 30, 2022 worsened by $0.6 million or 29%, compared to the same period of 2021. The worsening loss from operations is primarily as a result of increased R&D expense and decreased revenues partially offset by lower personnel cost.
Capital Resources and Liquidity
Overview
The Company’s ongoing capital requirements relate to the acquisition and maintenance of equipment and funding working capital requirements. During the nine months ended September 30, 2022, the Company funded working capital requirements with net cash proceeds from the issuance of Convertible Notes Payable for $20.1 million, prefunded warrants issued for $18.3 million and cash on hand.
As of September 30, 2022, the Company had available cash and cash equivalents of $8.5 million, as compared to $11.5 million at December 31, 2021. During the nine months ended September 30, 2022, the Company had an operating loss of $18.5 million, $47.2 million of cash used in operating activities, $4.0 million cash provided by investing activities and $38.2 million of cash provided by financing activities.
Liquidity
The Company currently funds its operations and growth primarily from cash on hand and other liquid assets. The ability of the Company to grow and be competitive in the marketplace is dependent on the availability of adequate capital. The Company has a history of losses and negative cash flows from operations and expects to utilize a significant amount of cash in the twelve months subsequent to the date of filing the consolidated financial statements.

The availability of capital is dependent on the Company’s operating cash flow principally derived from its long-term supply agreement with ProFrac Services, LLC (see Note 16, Related Party Transactions). We believe that our cash and other liquid assets and our forecasted operating cash flows expected to be generated from the ongoing execution of the long-term supply agreement with ProFrac Services, LLC will provide us with sufficient financial resources to fund operations and meet our capital requirements and anticipated obligations as they become due in the next twelve months. However, the Company cannot guarantee a sufficient level of cash flows in the future. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
Cash Flows
Consolidated cash flows by type of activity are noted below (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(47,166)	$(18,279)
Net cash provided by investing activities	4,040	43
Net cash provided by (used in) financing activities	38,199	(451)
Effect of changes in exchange rates on cash and cash equivalents	211	(70)
Net change in cash, cash equivalents and restricted cash	$(4,716)	$(18,757)
Operating Activities
Net cash used in operating activities was $47.2 million and $18.3 million during the nine months ended September 30, 2022 and 2021, respectively. Consolidated net loss for the nine months ended September 30, 2022 and 2021 were $23.3 million and $14.3 million, respectively.
During the nine months ended September 30, 2022, non-cash adjustments to net income (loss) totaled $0.3 million as compared to $4.9 million for the same period of 2021.
During the nine months ended September 30, 2022, changes in working capital used $23.6 million of cash as compared to providing $0.9 million for the same period of 2021.
•For the nine months ended September 30, 2022, changes in working capital resulted primarily from an increase in accounts receivable, accounts receivable related party and inventories of $5.7 million, $24.6 million and $11.4 million, respectively, due to the significant revenue increase. Contract assets increased $3.6 million relating to transaction fees paid, associated with Contract Consideration Convertible Notes Payable. This is partially offset by an increase in accounts payable of $22.0 million relating primarily to purchases made to support our contract with ProFrac.
•For the nine months ended September 30, 2021, the cash provided by working capital primarily resulted from routine operations, including a reduction in accounts receivable and inventory of $2.4 million, offset by an increase of other assets of $1.7 million.
Investing Activities
Net cash from investing activities for the nine months ended September 30, 2022 was $4.0 million from the sale of the manufacturing facility in Waller, Texas which closed on April 18, 2022 partially offset by capital additions.
Net cash from investing activities for the nine months ended September 30, 2021 was negligible.
Financing Activities
Net cash provided by financing activities was $38.2 million for the nine months ended September 30, 2022, primarily from the proceeds of the issuance of convertible notes and prefunded warrants partially offset by issuance costs.
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

Based upon this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s system of internal control over financial reporting (identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes since the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of September 30, 2022, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.
Item 2. Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
Disclosures in Note 9, “Debt and Convertible Notes Payable” and Note 13, “Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 are incorporated by reference hereto.

Issuer Purchases of Equity Securities

The Company’s stock compensation plans allow employees to elect to have shares withheld to satisfy their tax liabilities related to non-qualified stock options exercised or restricted stock vested or to pay the exercise price of the options. When this settlement method is elected by the employee, the Company repurchases the shares withheld upon vesting of the award stock. Repurchases of the Company’s equity securities during the three months ended September 30, 2022, that the Company made or were made on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act are as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1, 2022 to July 31, 2022	—	0.00
August 1, 2022 to August 31, 2022	30,599	1.16
September 1, 2022 to September 30, 2022	14,054	1.21
Total	44,653
(1)     The Company purchases shares of its common stock (a) to satisfy tax withholding requirements and payment remittance obligations related to period vesting of restricted shares and exercise of non-qualified stock options and (b) to satisfy payments required for common stock upon the exercise of stock options.
Item 3. Defaults Upon Senior Securities
None.
Item  4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item  6. Exhibits

Exhibit Number		Description of Exhibit
2.1	***
Membership Interest Purchase Agreement, dated as of May 18, 2020, by and between the Company, JP3 Measurement, LLC, the Sellers party thereto, and John A. Cardwell, as Seller Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 19, 2020).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2009).
3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Flotek Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 7, 2020).
3.4		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (form of which is incorporated by reference to Appendix B to the Company’s Proxy Statement filed on April 5, 2022).
3.5		Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed on March 16, 2021).
4.1		Form of Certificate of Common Stock (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed on September 27, 2001).
4.2		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 4, 2022).
4.3		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 4, 2022).
4.4		Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 23, 2022).
10.1		Employment Agreement between Flotek Industries, Inc. and Seham S. Carson effective as of August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2022)
10.2
Separation and Release Agreement between Michael E. Borton and Flotek Industries, Inc. dated July 4, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed of August 11, 2022)

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

Date: November 9, 2022

FLOTEK INDUSTRIES, INC.

By:	/s/ John W. Gibson, Jr.
John W. Gibson, Jr.
President, Chief Executive Officer and Chairman of the Board

By:	/s/ Seham Carson
Seham Carson
Interim Chief Financial Officer (Principal Financial and Accounting Officer)